Form 10KSB
ABC BANCORP
filed 1995-03-31
CIK 351569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from      to

                       Commission file number:  0-16181

                      ABC BANCORP (A GEORGIA CORPORATION)
               I.R.S. EMPLOYER IDENTIFICATION NUMBER 58-1456434
                310 FIRST STREET, S.E., MOULTRIE, GEORGIA 31768
                       TELEPHONE NUMBER:  (912) 890-1111

          Securities registered pursuant to Section 12(b) of the Act

                                     None

          Securities registered pursuant to Section 12(g) of the Act

                     Common Stock, Par Value $1 Per Share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ----    ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's total revenues for the fiscal year ended December 31, 1994 were $24,353,000.

As of March 1, 1995, registrant had outstanding 2,514,575 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $31,432,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART I


ITEM 1.         BUSINESS OF THE COMPANY AND SUBSIDIARY BANKS

                On August 21, 1981, ABC Bancorp ("ABC" or the "Company") was organized as a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia.

merged with a subsidiary of ABC created for the purpose of organizing American Bank into a one-bank holding company structure. Since that time, American Bank has operated as a wholly-owned subsidiary of ABC.

                In 1985, ABC acquired all of the outstanding common stock of another one-bank holding company, Quitman Bancshares, Inc., in exchange for ABC common stock. In connection with that acquisition, ABC acquired all of the outstanding common stock of The Bank of Quitman ("Quitman Bank") which was a wholly-owned subsidiary of Quitman Bancshares, Inc. Pursuant to terms of the Reorganization Agreement and the Merger Agreement, Quitman Bancshares, Inc. ceased to exist as a separate entity and Quitman Bank thus became a wholly-owned subsidiary of ABC.

                On July 1, 1986, ABC acquired all of the outstanding common stock of Bank of Thomas County ("Thomas Bank") for cash and Thomas Bank became a wholly-owned subsidiary of ABC.

                In December 1986, ABC acquired all of the outstanding common stock of The Citizens Bank of Tifton ("Tifton Bank") in exchange for cash and ABC common stock.

                On October 1, 1992, ABC acquired all of the outstanding common stock of Cairo Banking Company ("CBC") for cash and CBC became a wholly-owned subsidiary of ABC.

                ABC is a bank holding company and does not engage in any substantial business other than the normal banking services conducted by its five wholly-owned bank subsidiaries, which are sometimes hereinafter collectively referred to as the "Banks."


AMERICAN BANK


                American Bank was incorporated on August 3, 1971 and operates a full service banking business in Moultrie, Colquitt County, Georgia, providing such banking services as checking and savings accounts, various other types of time deposits and money transfers. As of December 31, 1994, American Bank ranked, on the basis of total deposits, as the smallest of three banks in Colquitt County.

                American Bank also finances various commercial, agricultural and consumer transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. American Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. American Bank acts as agent for Trust Company Bank, Atlanta, Georgia in offering "MasterCard" and "VISA" credit cards to its customers. American Bank also offers individual trust services.

                At December 31, 1994, American Bank had correspondent relationships with eight other commercial banks in Georgia. American Bank's principal correspondent bank is Trust Company Bank, Atlanta, Georgia. These correspondent banks provide certain services to American Bank such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, American Bank maintains certain balances with its correspondents in noninterest-bearing accounts.


QUITMAN BANK

                Quitman Bank was founded on December 26, 1888, and operates a general banking business in Quitman, Brooks County, Georgia. On December 31, 1994, Quitman Bank ranked, on the basis of total deposits, as the largest of four banks in Brooks County, Georgia.

                Among the services provided by Quitman Bank are checking accounts and savings accounts, certificates of deposit and money transfers. Quitman Bank finances a variety of agricultural, commercial and consumer transactions and also makes secured and unsecured loans, including loans secured by real estate, to individuals, firms and corporations and purchases installment obligations from retailers without recourse. Quitman Bank does not conduct trust activities.

                As of December 31, 1994, Quitman Bank had correspondent relationships with six other commercial banks. Quitman Bank's principal correspondent bank is Trust Company Bank, Atlanta, Georgia.


THOMAS BANK

                Thomas Bank was incorporated in 1911 and operates a full service banking business in Coolidge, Thomas County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1994, Thomas Bank ranked, on the basis of total deposits, as the smallest of seven banks in Thomas County.

                Thomas Bank also finances commercial, agricultural and consumer transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. Thomas Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing.

                At December 31, 1994, Thomas Bank had a correspondent relationship with two other commercial banks. Thomas Bank's principal correspondent bank is Trust Company Bank, Atlanta, Georgia. This correspondent bank provides certain services to Thomas Bank, such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Thomas Bank maintains certain balances with its correspondents in noninterest-bearing accounts.


TIFTON BANK

                Tifton Bank was incorporated in 1945 and operates a full service banking business in Tifton, Tift County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1994, Tifton Bank ranked, on the basis of total deposits, as the fourth largest of six banks in Tift County.

                Tifton Bank also finances commercial, agricultural and consumer transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. Tifton Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Tifton Bank acts as agent for a major Albany, Georgia bank in offering "VISA" credit cards to its customers.

                At December 31, 1994, Tifton Bank had correspondent relationships with six other commercial banks. Tifton Bank's principal correspondent bank is Trust Company Bank, Atlanta, Georgia. These correspondent banks provide certain services to Tifton Bank, such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Tifton Bank maintains certain balances with its correspondents in noninterest-bearing accounts.


CAIRO BANK

                Cairo Bank was incorporated in 1900 and operates a full service banking business in Cairo in Grady County, Georgia and in Thomasville and Meigs in Thomas County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1994, Cairo Bank ranked as the second largest of five banks in Grady County.

                Cairo Bank also finances commercial, agricultural and consumer transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. Cairo Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Cairo Bank acts as its own agent in offering "VISA" and "MasterCard" credit cards to its customers.

                At December 31, 1994, Cairo Bank had correspondent relationships with five other commercial banks. Cairo Bank's principal correspondent is Georgia Bankers Bank, Atlanta, Georgia. These correspondent banks provide certain services to Cairo Bank, such as processing checks and other items, buying and selling Federal funds, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Cairo Bank maintains certain balances with its correspondents in noninterest-bearing accounts.


MARKET AREA AND COMPETITION


                The Company's market area is a contiguous twelve-county area located within an approximately 60-mile radius of Moultrie in south central Georgia. 1-75 runs through the Company's market area, which is bordered on the south by the Georgia-Florida state line. The Banks have offices in Colquitt County, Tift County, Thomas County, Brooks County and Grady County. As reported by the United States Bureau of Census, this five-county area had a population in 1990 of approximately 146,000.

                ABC's twelve banking facilities are located in communities whose economies are based primarily on agriculture, manufacturing and light industry. Textiles, meat processing and aluminum processing are among the leading manufacturing industries in the Company's market area, represented by such firms as Riverside Manufacturing Co., Sipco, Reynolds Metal Company, Tifton Manufacturing, Wells Aluminum, Inc., W. B. Roddenberry, Inc., Wright's Nursery and Flowers, Inc.

                The banking industry in Georgia is highly competitive. In recent years, intense market demands, economic pressures, rapidly fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Each of the Banks faces strong competition in attracting deposits and making loans. Their most direct competition for deposits comes from other commercial banks, thrift institutions, credit unions and issuers of securities such as shares in money market funds. Interest rates, convenience of office locations and marketing are all significant factors in the Banks' competition for deposits.

                Competition for loans comes from other commercial banks, thrift institutions, savings banks, insurance companies, consumer finance companies, credit unions and other institutional lenders. The Banks compete for loan originations through the interest rates and loan fees they charge and the efficiency and quality of services they provide. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

                Management expects that competition will become more intense in the future due to changes in state and Federal laws and regulations and the entry of additional bank and nonbank competitors. See SUPERVISION AND REGULATION.

PROPERTIES

                The table below sets forth the location, size and other information with respect to the Company's real properties. All properties are owned by the Company or its subsidiaries and are unencumbered.

                                                                                                      APPROXIMATE
                                                                                                        SQUARE
                         OFFICES                                                  USED BY              FOOTAGE
--------------------------------------------------------------------  --------------------------    --------------
310 First Street, S.E., Moultrie                                                ABC Bancorp                7,000
225 South Main Street, Moultrie                                                 American Bank              9,000
1707 First Avenue, S.E., Moultrie                                               American Bank              5,500
137 Broad Street, Doerun                                                        American Bank              3,860
1000 West Screven Street, Quitman                                               Quitman Bank              11,530
Eastern Brooks County                                                           Quitman Bank               1,100
529 Pine Avenue, Coolidge                                                       Thomas Bank                4,000
East Railroad Street, Ochlocknee                                                Thomas Bank                4,000
113 E. Eighth Street, Tifton                                                    Tifton Bank                5,800
Second Street at Magnolia Avenue, Tifton                                        Tifton Bank                2,000
201 South Broad Street, Cairo                                                   Cairo Bank                10,000
12 East Depot Street, Meigs                                                     Cairo Bank                 2,700
2242 East Pinetree Boulevard, Thomasville                                       Cairo Bank (1)             3,000


(1)     This location will be used by Thomas Bank as of January 1, 1995.


EMPLOYEES

                At December 31, 1994, ABC Bancorp and its subsidiaries employed 178 full-time employees and 20 part-time employees. ABC Bancorp considers its relationship with its employees to be excellent.

                In 1989, ABC adopted a master simplified employee benefit plan covering substantially all employees. The Company and the Banks made contributions for all eligible employees in 1994. ABC also maintains a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. The Company's employees are not represented by any collective bargaining group.

                          SUPERVISION AND REGULATION


                Bank holding companies and banks are extensively regulated under both Federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Banks.


THE COMPANY

      FEDERAL REGULATIONS

                The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to supervision by the Board of Governors of the Federal Reserve System (the "FRB") thereunder. Under the BHCA, a bank holding company must obtain FRB approval before it acquires direct or indirect ownership or control of more than 5% of the outstanding shares of any class of voting stock of any bank or bank holding company unless it already owns a majority of the outstanding shares of any class of voting securities of such bank or bank holding company. The approval of the FRB must also be obtained before a bank holding company acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company (although the FRB may not assert jurisdiction in certain bank mergers that are regulated under the Bank Merger Act). The FRB may not approve any acquisition, merger or consolidation that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or any attempt to monopolize the business of banking in any part of the United States, nor may the FRB approve any acquisition, merger or consolidation whose effect may be to substantially lessen competition in any section of the country, or tend to create a monopoly, or that would in any other manner be in restraint of trade, unless it finds that the anti-competitive effects of the proposal are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the communities to be served. The FRB is prohibited, however, from approving the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located outside Georgia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located. In considering any application for approval of an acquisition or merger, the FRB is also required to consider the financial and managerial resources of the companies and banks concerned, the convenience and needs of the communities to be served, and the applicant's record of compliance with the Community Reinvestment Act (the "CRA"). The CRA generally requires such financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods. Each of the Banks has received a "satisfactory" rating based upon their most recent examination.

                In addition, the BHCA prohibits the FRB from approving an application by a bank holding company to acquire a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by the law of the state in which the bank to be acquired is located. However, under the BHCA, as amended pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and as implemented by FRB regulations, a bank holding company may acquire a savings association, as defined in FIRREA, in any state without regard to whether the bank holding company can operate a bank in that state.

                The BHCA also prohibits a bank holding company, with certain limited exceptions, from itself engaging in or acquiring direct or indirect interests in or control of any company that is engaged in non-banking activities. Certain exemptions are available with respect to subsidiaries engaged in servicing or liquidating activities or companies acquired by a bank holding company in satisfaction of debts previously contracted. Another principal exception to this prohibition allows the acquisition, following an application or notice process, of interests in companies whose activities are found by the FRB, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, underwriting credit life insurance, performing certain data processing services, acting as an investment or financial advisor, and providing discount securities brokerage services. Other activities approved by the FRB include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency services, credit bureau services, and personal property appraisals. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the FRB considers whether its performance by an affiliate of the holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The FRB is also empowered to differentiate between activities commenced de nova and activities through an acquisition of a going concern.

                Under Federal law, the Company and its subsidiaries are prohibited from extending credit, selling or leasing property, and furnishing any service to any customer on the condition or requirement that the customer
(i) obtain any additional property, service or credit from the Company and its subsidiaries; (ii) refrain from obtaining any property, service or credit from any competitor of the Company or its subsidiaries; or (iii) furnish any property, service or credit to the Company or its subsidiaries.

                As a bank holding company, the Company is also subject to certain restrictions with respect to engaging in the business of issuing, floating or underwriting securities, or the public sale or distribution of securities. In addition, the Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, FRB order or directive, or any condition imposed by the FRB.

                The FRB has also adopted capital adequacy guidelines. See "-- Risk-Weighted Capital Requirements".

                The FRB has been granted enforcement powers over bank holding companies and nonbanking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease-and-desist orders or other actions. The FRB is also empowered to assess civil penalties against companies or individuals who violate the BHCA or orders or regulations thereunder in amounts up to $1 million for each day's violation, to order termination of nonbanking activities of nonbanking subsidiaries of bank holding companies, and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company. Certain violations may also result in criminal penalties. The FRB and the FDIC, as appropriate, are authorized to exercise comparable authority, under the Federal Deposit Insurance Act (the "FDI Act") and other statutes, with respect to subsidiary banks.

                As a bank holding company, the Company is required to file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The FRB may also examine the Company and any or all of its subsidiaries.

                The FRB takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's position that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both.

                The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the Federal securities laws. The Company is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to offers and sales of its securities.

        STATE REGULATIONS

                The Company is also subject to the Georgia Bank Holding Company Act ("GBHCA") enacted by the State of Georgia and examination thereunder by the Commissioner of the Department of Banking and Finance of the State of Georgia (the "Georgia Commissioner"). The GBHCA provides that, without the prior approval of the Georgia Commissioner, it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It is unlawful for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of the application to the Georgia Commissioner seeking approval for such acquisition.

                In addition, the acquisition of any additional banks would require prior approval from both the FRB and the Georgia Commissioner. Under Georgia law, a bank holding company is authorized to acquire ownership or control of additional banks in Georgia, Alabama, District of Columbia, Florida, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee and Virginia (collectively, the "Southeastern Compact"), provided such states enact reciprocal legislation. As of December 31, 1993, reciprocal legislation was in effect in all of the aforementioned states. North Carolina and Tennessee, however, have recently enacted legislation which will remove such states from the Southeastern Compact and will permit national interstate acquisitions by institutions located in North Carolina and Tennessee in states which also permit national interstate acquisitions. On March 16, 1994, the Georgia Legislature adopted a bill containing similar provisions. Assuming this legislation (the "Georgia Interstate Banking Act") is signed into law by the Governor of the State of Georgia, effective July 1, 1995, Georgia will no longer be a member of the Southeastern Compact. Instead, (a) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquistions, and (b) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such relolution with the Georgia Commissioner, such Georgia bank or bank holding company may not be acquired by an institution located outside of the State of Georgia. The Company does not presently intend to except the Company or any of the Banks from the provisions of the Georgia Interstate Banking Act. It is uncertain at this point whether Federal legislation will be required to allow the withdrawal of these states from the Southeastern Compact to become effective.

SUBSIDIARY BANKS


                Federal banking regulations applicable to all depository financial institutions, among other things, (i) provide Federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to major shareholders and executive officers; and
(iv) bar certain director and other interlocks between financial institutions.

                The Company is an "affiliate" of its banking subsidiaries within the meaning of the Federal Reserve Act, which imposes restrictions on loans to the Company by the Banks, or investments by the Banks in securities of the Company and on the use of such securities as collateral security for loans by the Banks to any borrower. The Company is also subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

                Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event their banks experience either significant loan losses or rapid growth of loans or deposits. In addition, the Company may also be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisition.

                The Banks are examined and regulated by the Department of Banking and Finance of the State of Georgia (the "Department"). Pursuant to regulations adopted by the Department, the Banks must each have the approval of the Georgia Commissioner to pay cash dividends, unless at the time of such payment (i) the total classified assets at the most recent examination of such Bank do not exceed 80% of the equity capital as reflected by such examination;
(ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the previous calendar year; and (iii) the ratio of equity capital to adjusted total assets is not less than 6%.

                The Banks are members of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each Bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. The FDIC has the authority to prevent the continuance or development of unsound and unsafe banking practices. The FDIC is also authorized to approve conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank.

                The FDIC has issued regulations that require the subsidiary banks to maintain minimum levels of capital. These regulations are similar to those adopted by the FRB for bank holding companies described under "--Risk-Weighted Capital Requirements."

                The appropriate bank regulatory authorities may impose sanctions on any bank that does not operate in accordance with their regulations, policies and directives. Proceedings may be instituted against any bank or any director, officer, employee or other institution-affiliated party of the bank that is believed by the appropriate supervisors to be engaged in unsafe and unsound practices, including the violation of applicable laws and regulations. These authorities are also empowered to assess civil penalties against companies or individuals who violate certain Federal statutes, orders or regulations in amounts up to $1 million for each day's violations. In addition, the FDIC has the authority to terminate insurance of accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or condition imposed by, the appropriate supervisors.

                The FRB requires all depository institutions, including the subsidiary banks, to maintain reserves against their checking and transaction accounts (primarily checking, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the subsidiary banks' cost of funds.

                FIRREA provides that an insured depository institution will be liable for any loss incurred by the FDIC, or any loss to the FDIC reasonably anticipated after August 8, 1989, in connection with the default of a commonly controlled insured depository institution or in connection with assistance provided to such an institution which is in danger of default. Banks that share the same holding company are considered commonly controlled depository institutions. The FDIC has the ability to exempt depository institutions from this provision in certain circumstances.

RISK-WEIGHTED CAPITAL REQUIREMENTS

                After December 31, 1992, banking organizations (including both holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital.

                The following table reflects the Company's and the Banks' compliance with regulatory capital requirements at December 31, 1994 on a consolidated basis:

                                                 ACTUAL                        REQUIRED                       EXCESS
                                       --------------------------     --------------------------     ------------------------

                                          AMOUNT        PERCENT         AMOUNT          PERCENT        AMOUNT        PERCENT
                                       --------------------------     --------------------------     ------------------------

                                                                        (Dollars in Thousands)
                                       --------------------------------------------------------------------------------------

      Leverage capital                 $   29,808       10.26 %       $   11,619        4.00 %       $   18,189      6.26  %

      Risk-based capital:
         Core capital                      29,808       15.26              7,814        4.00             21,994     11.26
         Total capital                     32,266       16.52             15,627        8.00             16,639      8.52


                Each Bank also met its individual regulatory capital requirements at December 31, 1994.

                A banking organization's qualifying total capital consists of two components: Tier 1 Capital (core capital) and Tier 2 Capital (supplementary capital). Tier 1 Capital is an amount equal to the sum of: (i) common shareholders' equity (including adjustments for any surplus or deficit); (ii) qualifying noncumulative perpetual preferred stock (plus, for bank holding companies, qualifying cumulative perpetual preferred stock in an amount up to 25% of Tier 1 Capital); and (iii) the minority interests in the equity accounts of consolidated subsidiaries.

                Intangible assets (other than goodwill) may be included in Tier 1 Capital for bank holding companies to an extent banking examiners consider appropriate with the following factors, among others, taken into consideration:
(i) the reliability and predictability of any cash flows associated with the asset and the degree of certainty that can be achieved in periodically determining the asset's useful life and value; (ii) the existence of an active and liquid market for the asset; and (iii) the feasibility of selling the asset apart from the banking organization or from the bulk of its assets. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 Capital.

                Tier 2 Capital is an amount equal to the sum of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets, (ii) cumulative perpetual preferred stock and long-term preferred stock (which for bank holding companies must have an original maturity of 20 years or more) and related surplus; (iii) hybrid instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 Capital. The inclusion of the foregoing elements of Tier 2 Capital are subject to certain further requirements and limitations of the Federal bank regulatory agencies.

                Investments in unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments must be deducted from capital. The Federal banking regulators may require other deductions on a case-by-case basis.

                Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four risk weight categories (0%, 20%, 50% or 100%) according to the nature of the asset and its collateral or the identity of any obligor or guarantor. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of such assets and off-balance sheet items in each risk category is adjusted by the risk weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset such as a commercial loan, which is assigned to a 100% risk category, is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The applicable ratios reflect capital, as determined, divided by risk-weighted assets, as determined.

                The FRB recently amended its capital rules to clarify that (i) supervisory goodwill arising from acquisitions in the future will not be considered as capital for the risk-based capital purposes; (ii) FRB approval is required before a bank holding company may redeem its perpetual preferred stock, and (iii) bank holding companies selling residential mortgages with recourse must hold capital against those assets and incorporate the sales in their risk-based capital calculations, unless the maximum loss under the recourse arrangement is less than the estimated loss on the assets and the company has adequate reserves to cover the estimated loss. A phase-in period applies to asset sales with recourse prior to October 12, 1990. The rule also provides that claims on central banks which are not members of the Organization for Economic Cooperation and Development (the "OECD") and claims on governments which are not OECD members should be assigned to the 100% risk category.

POTENTIAL ENFORCEMENT ACTION FOR BANK HOLDING COMPANIES AND BANKS

                Bank holding companies and banks may be subject to potential enforcement actions by the FRB and/or the FDIC for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation, any cease-and-desist or consent order, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

                FIRREA significantly expanded the enforcement powers of bank regulatory agencies, increased the penalties for violations of law and substantially revised and codified the powers of receivers and conservators of depository institutions. These powers include the power to obtain cease and desist orders, the power to remove officers and directors, the power to approve all new directors and senior executive officers of certain depository institutions, and the power to assess criminal and civil money penalties for violations of law or regulations, or conditions imposed by, or agreements with, a regulatory agency. The receivership and conservatorship provisions of FIRREA include a statutory claims procedure and provisions which expand and confirm the powers of the FDIC to obtain a stay of pending litigation and to repudiate certain contracts or leases it deems burdensome, in order to promote the orderly administration of the institution's affairs and to set aside preferential transfers. Under Section 914 of FIRREA and regulations adopted by the FRB and FDIC, the FRB or FDIC, as appropriate, must be given, under certain circumstances, 30 days notice of any changes in directors or senior executive officers of the Company and the Banks, respectively. The FRB and FDIC may disapprove such changes.

        The Crime Control Act of 1990, enacted on November 29, 1990, also contains a number of provisions which further enhance the enforcement powers of the Federal banking regulators, expand the scope of persons potentially subject to enforcement actions and increase the penalties for violations of law.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS FOR BANK HOLDING COMPANIES AND BANKS

        INSURANCE PREMIUMS

                The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), enacted on December 19, 1991, in connection with the recapitalization of the Bank Insurance Fund ("BIF"), requires the FDIC to set semi-annual assessment rates for BIF members at levels sufficient to increase the BIF's reserve ratio to a designated level within a prescribed period of time, not to exceed 15 years from the date that the FDIC promulgates the applicable time schedule. In addition, FDICIA directed the FDIC to develop and implement a system of risk-based premiums for Federal deposit insurance pursuant to which the semi-annual rates will be assessed on the depository institution based on the probability that the depository insurance fund will incur a loss with respect to the institution.

                In addition to authorizing an increase in the BIF insurance assessment rates, FDICIA also authorizes one or more "special assessments" necessary (i) to repay funds borrowed from the Secretary of the Treasury pursuant to Section 14(a) of the FDI Act, (ii) to repay obligations issued to or borrowed from the BIF and Savings Association Insurance Fund ("SAIF"), and (iii) for any other purpose the FDIC deems necessary. A significant increase in the assessment rate or an additional special assessment could have an adverse impact on the financial condition of the Company and the Banks.

                Each insured depository institution is also to be assigned to one of the following "supervisory subgroups" --Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF or SAIF member institution will be assigned an annual FDIC assessment rate varying between .23% per annum (for well capitalized Subgroup A institutions) and .31% per annum (for undercapitalized Subgroup C institutions). Pursuant to these regulations, the deposit insurance rate for each of the Banks (except Cairo Bank) has been established at .23% of domestic deposits. The deposit insurance rate for Cairo Bank has been decreased from .29% to .26%. Management believes that the continued improvement in Cairo Bank's asset quality will result in a further decrease in the assessment rate.

        PROMPT CORRECTIVE ACTION


                FDICIA substantially revised the bank regulatory provisions of the FDI Act and several other Federal banking statutes. Among other things, FDICIA requires Federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the FDIC. These provisions generally became effective on December 19, 1992. In connection with FDICIA, Federal banking agencies are required to establish capital measures (including both a leverage measure and a risk-based capital measure) and to specify for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized.

                Under FDICIA, a depository institution will be deemed to be well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. The critical capital level must be a level of tangible equity that is (i) not less than 2% of total assets and (ii) not more than 65% of the minimum leverage ratio to be prescribed by regulation, provided that this second requirement does not fall below 2% of total assets.

                Pursuant to FDICIA, the Federal banking agencies, including the FRB and the FDIC, have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total risk-based capital ratio, Tier 1 risk-based capital ratio and the leverage ratio. Under the regulations, a bank is (i) well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a leverage ratio of 5% or greater and is not subject to any order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure:
(ii) adequately capitalized if it has a total risk-based ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, a leverage ratio of 4% or greater (3% or greater if the bank is rated composite 1 in its most recent report of examination and is not experiencing or anticipating significant growth), and does not meet the definition of a well capitalized bank; (iii) undercapitalized if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4% (or a leverage ratio of less than 3% if the institution is rated composite 1 in its most recent report of examination and is not experiencing or anticipating significant growth); (iv) significantly undercapitalized if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%.

                FDICIA authorizes the appropriate Federal banking agency to treat a well capitalized, adequately capitalized or undercapitalized insured depository institution as if it were in the next lower capital-based classification if, after notice and an opportunity for a hearing, it is found that such institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions applicable to undecapitalized institutions described below (provided that a capital restoration plan cannot be required of the institution), and an undercapitalized institution can be subjected to the restrictions applicable to significantly undercapitalized institutions described below. However, the regulations provide that a significantly undercapitalized bank may not be reclassified as a critically undercapitalized bank.

                An institution generally is required to submit an acceptable capital restoration plan to its appropriate Federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution, (iv) the types and levels of activities in which the institution will engage, and (v) such other information as the banking agency may require.

                The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan "is based on realistic assumptions, and is likely to succeed in restoring the institution's capital" and "would not appreciably increase the risk to which the institution is exposed." In addition, before accepting a capital restoration plan of an undercapitalized institution, the agency must determine that each company having control of the institution has guaranteed that the institution will comply with such a capital restoration plan. Liability with respect to this guaranty is limited to the lesser of (i) 5% of the institution's assets at the time when it becomes undercapitalized and (ii) the amount necessary to restore the relevant capital measures of the institution that would enable the institution to be classified as adequately capitalized.

                Under FDICIA, an insured depository institution cannot make a capital distribution (defined to include, among other things, dividends of cash or other property, redemptions and other repurchases of stock, and any transaction deemed by the appropriate Federal banking agency or the FDIC to be in substance a distribution of capital), or pay management fees to any person that controls the institution, if thereafter it would be undercapitalized. The appropriate Federal banking agency, however, may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if such action (i) is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount and (ii) will reduce the institution's financial obligations or otherwise improve its financial condition.

                An undercapitalized institution is also generally prohibited from increasing its average total assets unless its capital restoration plan has been accepted, the increase is consistent with that plan, and the institution's ratio of tangible equity to assets increases during the calendar quarter at a rate sufficient to enable the institution to become adequately capitalized within a reasonable time. In addition, an undercapitalized institution is generally prohibited from making any acquisitions, establishing any branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Furthermore, the appropriate Federal banking agency is given authority with respect to the undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

                FDICIA provides that, with respect to an insured depository institution that is significantly undecapitalized or is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate Federal banking agency, the appropriate Federal banking agency must require such institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or nonbank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region", (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving that his or her continued employment would materially strengthen the institution's ability to become adequately capitalized and/or to correct an unsafe or unsound condition or practice; (x) employ 'qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution;
(xiii) be divested by a parent holding company; and (xiv) take any action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

                In addition to the foregoing sanctions, without the prior written approval of the appropriate Federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer. Furthermore, the appropriate Federal banking agency cannot approve any such bonus in the case of an undercapitalized institution that has failed to submit or implement an acceptable capital restoration plan.

                Critically undercapitalized institutions are subject to the restrictions imposed on significantly undercapitalized institutions. In addition, FDICIA generally restricts payments of subordinated debt and requires the appropriate Federal banking agency within certain time periods to appoint a receiver or a conservator for such institutions unless certain statutory criteria are met. The FDIC is also required, by regulation or order, to "restrict the activities" of such critically undercapitalized institutions.

                Based on regulatory guidelines, all of the Banks are well capitalized.

        BROKERED DEPOSITS

                FDICIA amended the FDI Act to provide generally that an insured depository institution that is not well capitalized may not accept, renew or roll over brokered deposits. The FDIC may waive this restriction under certain circumstances if an institution is adequately capitalized or if the institution is under FDIC conservatorship. However, FDICIA and implementing regulations limit the interest rates that may be paid by such institutions on brokered deposits. In addition, the FDIC in general may not provide "pass-through" deposit insurance on certain employee benefit accounts accepted by a bank, which at the time such accounts are accepted, may not receive brokered deposits. None of the Banks accept brokered deposits at this time.


        SAFETY AND SOUNDNESS STANDARDS

                Pursuant to FDICIA, the FDIC has recently adopted safety and soundness regulations for depository institutions and depository institution holding companies relating to operations and management, asset quality, earnings, stock valuation and compensation. A holding company or institution that fails to comply with such regulations will be required to submit a plan designed to achieve such compliance. If no such plan is submitted or there is a failure to implement such a plan, the depository institution or holding company would become subject to additional regulatory action or enforcement proceedings.


        MISCELLANEOUS


                FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Banks, including certain reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

        RECENTLY ADOPTED REGULATIONS


                The FDIC adopted revisions effective March 1, 1993, for state chartered nonmember banks to its risk-weighted capital guidelines that would change the manner in which intangible assets may be included in (i.e., not deducted from) the Tier 1 Capital calculation for risk-weighted and leverage capital purposes. Under the proposal, purchased mortgage servicing rights ("PMSRs"), which represent anticipated fee revenue to be earned by collecting principal and interest payments on mortgage loans originated by another entity and distributing the proceeds to the mortgagee, and purchased credit-card relationships ("PCCRs"), which represent interest and fees anticipated in connection with the servicing of credit card arrangements originated by, and purchased from, another entity, are to be included in Tier 1 Capital to the extent that, in the aggregate, they do not exceed 50% of Tier 1 Capital and to the further extent that PCCRs alone do not exceed 25% of Tier 1 Capital. The FRB has recently adopted regulations for bank holding companies. Such percentages are to be calculated after deducting goodwill and nonqualifying identifiable intangible assets from Tier 1 Capital. Other identifiable intangible assets, including core deposit intangibles ("CDIs"), which represent the value of relatively low-cost funding anticipated from core depositor relationships acquired from another entity, are proposed to be excluded from Tier 1 Capital. The FDIC adopted these revisions because it considers identifiable intangible assets, with the qualified exception of PMSRs and PCCRs, to be inherently unreliable and unpredictable, not traded in an active and liquid market, not salable apart from the financial institution itself or from the bulk of its assets and, particularly in the case of CDIs, analogous to goodwill.

                Under FIRREA, the FDIC is authorized to prescribe regulations to prevent depository institutions from contracting for goods, products or services in a manner that would adversely affect the safety or soundness of the institution. A proposed regulation of the FDIC would prohibit certain "adverse contracts" with unrelated third parties and would establish a rebuttable presumption that certain contracts with related parties, including contracts for loan processing or servicing, bookkeeping and data processing and management services, are adverse.

                It is uncertain which of the proposed regulations, if any, will become final or, if so, in what form. In addition, the impact of any such regulations, if adopted, cannot be predicted at this time.


PROPOSED LEGISLATION FOR BANK HOLDING COMPANIES AND BANKS


                Certain proposals affecting the banking industry have been discussed from time to time. Such proposals include: limitations on investments that an institution may make with insured funds; regulation of all insured depository institutions by a single regulator; limitations on the number of accounts protected by the Federal deposit insurance funds; reduction of the $100,000 coverage limit on deposits; changes in the nature, timing and extent of the Federal government regulations of student loans and imposition of responsibility on bank holding companies for losses of insured affiliates and subsidiaries. It is uncertain which, if any, of the above proposals may become law and what effect, if any, they would have on the Company and the Banks.

EXECUTIVE OFFICERS


                The following table sets forth certain information with respect to the executive officers of the Company.


     NAME, AGE AND TERM               POSITION WITH THE              PRINCIPAL OCCUPATION FOR THE LAST FIVE
        AS OFFICER                       REGISTRANT                       YEARS AND OTHER DIRECTORSHIPS
-----------------------------       ---------------------            -----------------------------------------
Eugene M. Vereen, Jr.;              Chairman                         Chairmain of the Board of ABC
 74; Officer since 1981                                              Bancorp since 1981 and Chief
                                                                     Executive Officer from 1981 to 1994.
                                                                     Mr. Vereen is also a Director of each
                                                                     of the Company's subsidiary banks.
                                                                     Mr. Vereen is President of M.I.A. Co.,
                                                                     a real estate holding and investment
                                                                     company and previously served
                                                                     as Senior President of American Bank.
                                                                     He now serves as President Emeritus
                                                                     of American Bank.


Kenneth J. Hunnicutt;               President,                       Chief Executive Officer and of ABC
 58; Officer since 1981             Chief Executive Officer          Bancorp since 1994 and President
                                    Director                         sicne 1981. Mr. Hunnicutt served as
                                                                     Senior President of American Bank
                                                                     from 1989 to 1991 and as President
                                                                     of American Bank from 1975 to 1989
                                                                     and currently serves as a Director of
                                                                     each of the  Company's subsidiary
                                                                     banks. Mr. Hunnicutt is the Chairman
                                                                     of the Board of Thomas Bank and Cairo
                                                                     Bank.


W. Edwin Lane, Jr;                  Executive Vice                   Executive Vice President and Chief
 41: Officer since                  President and Chief              Financial Officer of ABC Bancorp since
 January 1, 1995                    Financial Officer                January 1, 1995.  Mr. Lane served as
                                                                     Controller of First Liberty Bank,
                                                                     Macon, Georgia from August 1992 to
                                                                     December 1994.  Mr. Lane was
                                                                     associated with Mauldin & Jenkins,
                                                                     Certified Public Accountants, from
                                                                     1985 to 1992, where he served as an
                                                                     audit manager from 1989 to 1992.

                Officers serve at the discretion of the Board of Directors.

ITEM 2.         PROPERTIES


                The principal properties of the Company consist of the properties of the Banks. For a description of the properties of the Banks, see "Item 1 - Business of the Company and Subsidiary Banks - Properties" included elsewhere in this Annual Report.


ITEM 3.         LEGAL PROCEEDINGS


                Neither the Company nor any of its subsidiary banks is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Banks, nor to the knowledge of the management of the Company are any such proceedings contemplated or threatened against it or its subsidiaries.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS


                No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1994.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


(a) In May 1994, the Company sold 747,500 shares of the Company's common stock, par value $1.00 per share at a price of $12.25 per share pursuant to a registered public offering (the "Offering"). Simultaneous with the Offering, the common stock was approved for listing on the Nasdaq National Market System ("Nasdaq - NMS") under the symbol ABCB.

        Prior to the Offering, quotations for the common stock were not reported on any market, and there was no established public trading market for the common stock.

        The following table sets forth: (a) the high and low bid prices for the common stock as quoted on Nasdaq-NMS during the periods since the common stock was listed; and (b) the amount of quarterly dividends declared on the common stock during the periods indicated.


                                                                                                           Cash
                     Calendar Period                                         Bid Prices             Dividends
               ----------------------------                        ----------------------------
                          1994                                          Low             High         Declared
               ----------------------------                        -------------  -------------     -----------
               Second quarter                                     $    12.25     $    13.75      $     0.095
               Third quarter                                           12.75          14.00            0.095
               Fourth quarter                                          12.00          13.75            0.095

(b) As of March 1, 1995, there were approximately 800 holders of record of the Common Stock.

(c) The Company paid an annual dividend on its Common Stock of $.38 per share for fiscal years 1994 and 1993.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


                Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company and the Banks to meet those needs. The Company and the Banks seek to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. Also, the Banks maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

                The liquidity and capital resources of the Company and the Banks are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at December 31, 1994 were considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company and the Banks were aware of no events or trends likely to result in a material change in their liquidity. At December 31, 1994, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During 1994, the Company increased its capital by $8,324,000, representing net proceeds after deducting stock issue costs from a public offering of its common stock. It also increased its capital by retaining net earnings of $ 2,216,000 after payment of dividends. After recording a reduction in capital of $49,000 for unrealized losses on securities, net of taxes, total capital increased during 1994 by $10,491,000. At December 31, 1994, total capital of the Company amounted to $30,450,000. At December 31, 1994, there were no outstanding commitments for any major capital expenditures.


RESULTS OF OPERATIONS


                The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Banks' ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

                The primary component of concolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits, of which approximately 16% are noninterest-bearing. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yields on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable-equivalent basis.

                The net interest margin increased by 5.24% to 5.62% in 1994 as compared to 5.34% in 1993. This increase in net interest margin was achieved by an increase of 10 basis points on average yield earned on interest-earning assets accompanied by a decrease of 6 basis points in average rate paid on interest-bearing liabilities. Net interest income on a taxable-equivalent basis was $13,814,000 in 1994 as compared to $12,273,000 in 1993, representing an increase of 12.56 %. Net interest income on a taxable-equivalent basis was $12,273,000 in 1993 as compared to $9,325,000 in 1992, representing an increase of 31.61%. However, the net interest margin decreased by 2.73% to 5.34% in 1993 from 5.49% in 1992 because average interest-earning assets increased by 35.49% in 1993 as compared to 1992.

                Average interest-earning assets increased by $15,912,000 or 6.92% to $245,869,000 in 1994 from $229,957,000 in 1993. Average loans increased by $20,706,000; average investments increased by $ 3,744,000; and average Federal funds sold decreased by $8,538,000. The increase in average interest-earning assets was funded by an increase in average deposits of $9,424,000 or 4.08% to $240,177,000 in 1994 from $230,753,000 in 1993. By comparison, average interest-earning assets increased by $60,231,000 or 35.49% to $229,957,000 in 1993 from $169,726,000 in 1992. During 1993, average deposits increased by $62,669,000 or 37.28%, to $230,753,000 from $168,084,000 in 1992. Approximately
16% of the average deposits were noninterest-bearing deposits in 1994 as compared to 15% noninterest-bearing deposits in 1993.

                The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

                The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $638,000 in 1994, $1,191,000 in 1993, and $1,129,000 in 1992. The
decrease in the provision for loan losses in 1994 of $553,000, or 46.45%, as compared with 1993 is attributable to a decrease in net charge-offs in 1994 of $1,181,000, or 72.32%, as compared to 1993. Net charge-offs represented 70.85% of the provision for loan losses in 1994 as compared to 137% in 1993. The decrease in loan charge-offs in 1994 resulted from an improvement in the quality of the collateral held as security on loans and the ability of the creditors to service their debt. The loan charge-offs for 1994 represented .25% of average loans outstanding during the year as compared to 1.02% for 1993. At December 31, 1994, the allowance for loan losses was 1.96% of total loans outstanding as compared to an allowance for loan losses of 2.21% of total loans outstanding at December 31, 1993. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the loan portfolio.


                Following is a comparison of noninterest income for 1994, 1993 and 1992.

                                                         1994               1993              1992
                                                     ------------       ------------       ------------
  Service charges on deposit accounts                $2,456,000         $2,299,000         $1,729,000
  Other service charges, commissions and fees           224,000            230,000            153,000
  Other income                                          345,000            338,000            212,000
                                                     ------------       ------------       ------------
                                                     $3,025,000         $2,867,000         $2,094,000
                                                     ============       ============       ============


                The most significant increase in noninterest income was an increase in service charges on deposit accounts of $157,000 in 1994 over 1993, representing an increase of 6.83%. This increase i n service charges was achieved by an increase in average deposits of $9,424,000 during 1994 as compared to 1993. Of the total increase in noninterest income of $773,000 in 1993 over 1992, $545,000 or 70.50% was attributable to Cairo Bank which was acquired on October 1, 1992 and accounted for as a purchase. Under purchase accounting, only three months of operations of Cairo Bank was included in income in 1992.

                Following is an analysis of noninterest expense for 1994, 1993 and 1992.

                                                        1994              1993              1992
                                                    ------------      ------------     ------------
        Salaries and employee benefits              $ 5,711,000       $ 5,238,000      $ 3,886,000
        Occupancy and equipment expense               1,754,000         1,567,000        1,143,000
        Deposit insurance premiums                      559,000           551,000          383,000
        Data processing fees                            448,000           290,000          306,000
        Other expense                                 3,075,000         2,889,000        2,312,000
                                                    ------------      ------------     ------------
                                                    $11,547,000       $10,535,000      $ 8,030,000
                                                    ============      ============     ============

                Salaries and employee benefits increased $473,000, or 9.03% in 1994 over 1993. Salaries increased $266,000; bonuses increased $154,000; and employee benefits increased $53,000. The increase in bonuses was attributable to the significant increase in income before income taxes of $808,000 in 1994 as compared to 1993. The most significant increases in noninterest expense in 1993 over 1992 were an increase in salaries and benefits of $1,352,000, of which Cairo Bank accounted for $1,035,000 or 76%, and an increase in occupancy and equipment expense of $424,000, of which Cairo Bank accounted for $344,000 or 81%. Deposit insurance premiums increased in 1993 over 1992 by $168,000, of which $150,000 was attributable to Cairo Bank. After eliminating the increases in other noninterest expense attributable to Cairo Bank, all other noninterest expenses increased by approximately 7% in 1993 over 1992.

                Average total assets increased $11,843,000 or 4.61% to $268,490,000 in 1994 as compared to $256,647,000 in 1993. The increase in average total assets was accompanied by an increase in average deposits of $9,424,000 or 4.08%. The increase in average assets of $67,265,000 or 35.52% to $256,647,000 in 1993 as compared to $189,382,000 in 1992 was attributable primarily to the acquisition of Cairo Bank on October 1, 1992 which accounted for an increase in average assets in 1993 over 1992 of $56,384,000 or 19.30%.

                Following is a condensed summary of the increase in net income in 1994 as compared to 1993.


                                                                                                               INCREASE
                                                                                                              (DECREASE)
                                                                     1994                   1993               IN NET
                                                                                                               INCOME
                                                               ---------------         ----------------     ----------------
Net interest income                                              $ 13,500,000           $ 11,965,000        $  1,535,000
Provision for loan losses                                             638,000              1,191,000             553,000
Other income                                                        3,025,000              2,867,000             158,000
Other expense                                                      11,547,000             10,535,000          (1,012,000)
                                                                --------------         ----------------     ----------------
         Income before income taxes and
            cumulative effect of change
            in accounting                                          4,340,000               3,106,000          1,234,000
Applicable income taxes                                            1,240,000                 814,000           (426,000)
                                                               ---------------         ---------------      ---------------
         Income before cumulative effect of
            change in accounting                                   3,100,000               2,292,000            808,000
Cumulative effect of change in method of
 accounting for income taxes                                              -                  346,000           (346,000)
                                                               ---------------         ----------------     ---------------
         Net income                                              $ 3,100,000             $ 2,638,000          $ 462,000
                                                               ===============         ================     ================

                SELECTED STATISTICAL INFORMATION OF ABC BANCORP


                The following statistical information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.


AVERAGE BALANCES AND NET INCOME ANALYSIS


                The following tables set forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.

                                                                  YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                            1994                            1993                              1992
                              ----------------------------------- --------------------------------  --------------------------------

                                            INTEREST   AVERAGE               INTEREST    AVERAGE              INTEREST    AVERAGE

                                AVERAGE     INCOME/     YIELD/    AVERAGE    INCOME/      YIELD/    AVERAGE   INCOME/      YIELD/

                                BALANCE     EXPENSE   RATE PAID   BALANCE    EXPENSE    RATE PAID   BALANCE   EXPENSE    RATE PAID
                              ----------    --------- ----------- --------   ---------- ----------  --------- ---------- -----------
                                                                  (DOLLARS IN THOUSANDS)
                              ------------------------------------------------------------------------------------------------------
ASSETS

Interest-earning assets:

   Loans, net of unearned

      interest                  $ 180,682    $  18,017  9.97 %   $  159,976  $  16,278   10.18 %  $  118,313  $  12,551  10.61 %

   Investment securities:

      Taxable                      35,099       1,928   5.49         32,851     1,997     6.08        20,797     1,766   8.49

      Nontaxable                   10,761         924   8.59          9,265       905     9.77        10,683     1,026   9.60

   Federal funds sold              19,327         773   4.00         27,865       825     2.96        19,933       674   3.38
                                ----------  ---------- --------- -----------  -------   ---------  ----------  -------- ------
        Total interest-earning

          assets                  245,869      21,642   8.80        229,957    20,005     8.70       169,726    16,017   9.44
                                ----------   ---------            ----------- --------             ----------  ---------

Noninterest-earning assets:

   Cash                            16,132                            16,035                            3,074

   Allowance for loan losses       (3,951)                           (2,950)                          (2,061)

   Other assets                    10,440                            13,605                           18,643
                                -----------                       -----------                      ----------
      Total noninterest-earning

        assets                     22,621                            26,690                           19,656
                                -----------                       -----------                      ----------

          Total assets          $ 268,490                         $ 256,647                        $ 189,382
                                ===========                       ===========                      ==========


                                                                   YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------------------

                                               1994                           1993                             1992
                               --------------------------------------- -------------------------------------- ---------------------

                                               INTEREST   AVERAGE            INTEREST    AVERAGE              INTEREST    AVERAGE

                                   AVERAGE     INCOME/     YIELD/   AVERAGE  INCOME/      YIELD/    AVERAGE   INCOME/      YIELD/

                                   BALANCE     EXPENSE   RATE PAID  BALANCE  EXPENSE    RATE PAID   BALANCE   EXPENSE    RATE PAID
                               ------------    --------- ---------  -------- ---------  ---------- ---------- ---------- ---------
                                                                   (DOLLARS IN THOUSANDS)
                               ---------------------------------------------------------------------------------------------------

LIABILITIES AND

  STOCKHOLDERS' EQUITY

 Interest-bearing liabilities:

     Savings and interest-bearing

       demand deposits             $  88,482   $  2,539   2.87 %    $  87,867  $  2,686   3.06 %     $  61,523  $  2,024   3.29 %

     Time deposits                   112,730      5,064   4.49        108,288     4,808   4.44          85,886     4,577   5.33

     Federal funds purchased

       and repurchase

       agreements                      2,557         68   2.66             -         -     -               -          -      -

     Debt                              1,931        157   8.13          3,654       238   6.51           1,026        91   8.87
                                    ---------  -------- ---------  -----------  ------- ---------   ----------   ------- -----------

       Total interest-bearing

          liabilities               205,700      7,828   3.81         199,809     7,732   3.87         148,435     6,692   4.51
                                    ---------  --------             ---------- ---------              ---------   -------

Noninterest-bearing liabilities

   and stockholders' equity:

   Demand deposits                   38,965                            34,598                           20,675

   Other liabilities                  1,659                             2,915                            1,658

   Stockholders' equity              22,166                            19,325                           18,614
                               -------------                      -------------                   --------------

      Total noninterest-bearing

        liabilities and

        stockholders' equity         62,790                           56,838                            40,947
                                ------------                      -------------                   ---------------

    Total liabilities and

      stockholders' equity        $ 268,490                        $ 256,647                        $  189,382
                                ============                      =============                   ===============

Interest rate spread                                     4.99 %                          4.83 %                           4.93 %
                                                        ========                        ========                         ========

Net interest income                              $  13,814                        $  12,273                         $  9,325
                                                 ==========                       ==========                        =========

Net interest margin                                      5.62  %                         5.34  %                           5.49 %
                                                        =========                       =========                         ========

RATE AND VOLUME ANALYSIS


          The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

                                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------
                                                           1994 VS. 1993                      1993 VS. 1992
                                               --------------------------------------  --------------------------------
                                                INCREASE        CHANGES DUE TO      INCREASE        CHANGES DUE TO
                                                            ---------------------              ------------------------
                                               (DECREASE)       RATE     VOLUME    (DECREASE)       RATE     VOLUME
                                               ----------   ----------- ---------  ----------   ----------- -----------
                                                                        (DOLLARS IN THOUSANDS)
                                               ------------------------------------------------------------------------
Increase (decrease) in:
 Income from earning assets:
   Interest and fees on loans                 $   1,739    $   (368)   $   2,107   $   3,727  $   (693)  $   4,420
   Interest on securities:
      Taxable                                       (69)       (206)         137         231      (793)       1,024
      Nontaxable                                     19        (127)         146        (121)       15         (136)
   Interest on deposits in banks                    (52)        201         (253)        151      (117)         268
                                               ---------   ----------   -----------  --------- ---------   ----------
          Total interest income                   1,637        (500)       2,137       3,988    (1,588)       5,576
                                               ---------   ----------   -----------  ---------  --------   ----------

Expense from interest-bearing liabilities:
 Interest on savings and interest-
   bearing demand deposits                         (147)       (166)          19         662      (205)         867
 Interest on time deposits                          256          59          197         231      (963)       1,194
 Interest on short-term deposits                     68          -            68          -         -            -
 Interest on debt                                   (81)         31         (112)        147       (86)         233
                                               ---------  ------------- ----------   --------   --------   ---------
          Total interest expense                     96         (76)         172       1,040    (1,254)       2,294
                                               ---------  ------------  ----------   --------  ---------   ---------
          Net interest income                  $  1,541     $  (424)    $  1,965   $   2,948  $   (334)  $    3,282
                                               =========  ============  ==========   ========  =========   =========


ASSET/LIABILITY MANAGEMENT


                 A principal objective of the Company's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Asset and Liability Committee (the "ALCO Committee") of each Bank, which establishes policies and monitors results to control interest rate sensitivity.

                Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee of each Bank reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The Company has adopted a goal of achieving and maintaining a one-year gap ratio between rate sensitive assets to rate sensitive liabilities of 80% to 120%. Management believes that the type and amount of the Company's interest rate-sensitive liabilities (a significant portion of which are composed of money market, NOW and savings accounts whose yields, to a certain extent, are subject to the discretion of management) may reduce the potential impact that a rise in interest rates might have on the Company's net interest income.

                As of December 31, 1994, the Company's cumulative one-year interest rate sensitivity gap ratio was 130%. This indicates that the Company's interest-earning assets will reprice during this period at a rate slightly faster than the Company's interest-bearing liabilities. Certain assumptions regarding the interest sensitivity of these assets and liabilities have been incorporated into this analysis. The Company believes that it has positioned itself to maintain its net interest margin in the event of changes in interest rates. There can be no assurance, however, that this strategy will be successful.

                The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1994, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.



                                                                             AT DECEMBER 31, 1994
                                                          --------------------------------------------------------------
                                                                          MATURING OR REPRICING WITHIN
                                                          --------------------------------------------------------------
                                                            ZERO TO        THREE          ONE
                                                             THREE        MONTHS TO       TO           OVER
                                                            MONTHS        ONE YEAR    FIVE YEARS   FIVE YEARS   TOTAL
                                                          ----------    ------------ ------------ ------------ ---------
                                                                               (DOLLARS IN THOUSANDS)
                                                         ---------------------------------------------------------------
EARNING ASSETS:
  Federal fund sold                                     $   21,902       $       -   $       -    $       -   $ 21,902
  Investment securities                                      4,110            9,866      25,755        6,774    46,505
  Loans                                                     86,081           19,830      70,660       15,553   192,124
                                                         -----------    -----------  -----------  ---------- ---------
                                                           112,093           29,696      96,415       22,327   260,531
                                                         -----------    -----------  -----------  ---------- ----------
Interest-bearing liabilities:
  Interest-bearing demand deposits (1)                           -           17,417      45,845            -    63,262
  Savings                                                        -               -       23,644            -    23,644
  Certificates less than $100,000                           17,829           50,518      25,875            -    94,222
  Certificates, $100,000 and over                            3,734           17,136       6,421            -    27,291
  Securities sold under agreements to repurchase             2,338               -           -             -     2,338
                                                         -----------     ----------- ------------ ----------- ---------
                                                            23,901           85,071     101,785            -   210,757
                                                         -----------     ----------- ------------ ----------- ---------

Interest rate sensitivity gap                           $   88,192       $  (55,375) $   (5,370) $    22,327  $ 49,774
                                                         ===========     ============  ==========  ========== =========

Cumulative interest rate sensitivity gap                $   88,192       $   32,817  $   27,447  $    49,774
                                                         ===========     ============  ==========  ==========

Interest rate sensitivity gap ratio                           4.69             0.35        0.95          N/A
                                                         ===========     ============   =========  ==========

Cumulative interest rate sensitivity gap ratio                4.69             1.30        1.13         1.24
                                                         ===========     ============   =========  ==========


(1) The Company has found that NOW checking accounts and savings deposits are generally not sensitive to changes in interest rates and, therefore, it has placed such liabilities in the "One to Five Years" category. It has also found that the money-market checking deposits reprice between three months to one year, on the average.

                             INVESTMENT PORTFOLIO


        The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See "--Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 55% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 30% of the investment portfolio matures within one year.


TYPES OF INVESTMENTS


        The carrying value of investments in securities at the dates indicated are summarized as follows:

                                                         DECEMBER 31,
                                                   --------------------------
                                                       1994        1993
                                                   ------------  ------------
                                                     (DOLLARS IN THOUSANDS)
                                                   --------------------------
  U. S. Treasury and government agencies           $  33,809       $  32,033
  State and political subdivisions                     9,819          11,004
  Mortgage-backed securities                           2,617           2,600
  Other securities                                       260             300
                                                   ----------      ----------
                                                   $  46,505       $  45,937
                                                   ==========      ==========

MATURITIES


          The amounts of investments in securities in each category as of December 31, 1994 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.


                                                                 U. S. TREASURY

                                                                 AND OTHER U. S.

                                                               GOVERNMENT AGENCIES          STATE AND

                                                                 AND CORPORATIONS      POLITICAL SUBDIVISIONS

                                                                              YIELD                     YIELD

                                                                 AMOUNT        (1)       AMOUNT        (1) (2)
                                                               ----------    --------- ----------    ----------
                                                                            (DOLLARS IN THOUSANDS)
                                                               ------------------------------------------------

                MATURITY:

                 One year or less                              $   13,271     4.61  %    $      575    9.71 %
                 After one year through five years                 23,200     5.88            2,482    7.59
                 After five years through ten years                   215     9.54            4,934    7.74
                 After ten years                                                              1,828    8.84
                                                               ------------   ---------  ----------   --------
                                                               $   36,686     5.45  %    $    9,819    8.02 %
                                                               ============   =========  ==========   ========

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2) Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 34%.

                                LOAN PORTFOLIO


TYPES OF LOANS


                Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of agricultural-related loans, which constituted approximately 27% of the Company's loan portfolio as of December 31, 1994. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                DECEMBER 31,
                                     -------------------------------------------------------------------
                                        1994          1993           1992         1991           1990
                                     ----------    -----------    ----------    ----------     ---------
                                                           (DOLLARS IN THOUSANDS)
                                     -------------------------------------------------------------------

Commercial and financial             $  23,531     $   20,849     $  19,650     $  11,379      $   9,556
Agricultural                            17,079          9,767        10,789         8,109          6,696
Real estate - construction               1,828          3,387         2,130         1,421          1,920
Real estate -  mortgage, farmland       34,887         29,489        24,922        14,129         11,003
Real estate - mortgage,
 commercial                             35,242         27,402        22,284        12,506          7,493
Real estate -mortgage, residential      44,064         41,902        43,500        31,343         28,608
Consumer instalment loans               34,213         27,231        25,979        19,007         22,589
Other                                    1,280          1,720         1,691         2,754          1,679
                                     ----------    -----------    ----------    ----------     ----------
                                       192,124        161,747       150,945       100,648         89,544
Less reserve for possible loan
 losses                                  3,757          3,571         4,013         1,257          1,046
                                     ----------    -----------    ----------    ----------     ----------
Loans, net                           $ 188,367     $  158,176     $ 146,932     $  99,391      $  88,498
                                     ==========    ==========     ==========    ==========     ==========



MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES



                Total loans as of December 31, 1994 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                                              (DOLLARS IN
                                                                                               THOUSANDS)
                                                                                               ----------
MATURITY OR REPRICING WITHIN:
 One year or less                                                                              $ 105,911
 After one year through five years                                                                70,660
 After five years                                                                                 15,553
                                                                                               ----------
                                                                                               $ 192,124
                                                                                               ==========

                The following table summarizes loans at December 31, 1994 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                (DOLLARS IN
                                                                THOUSANDS)
                                                                -----------

Predetermined interest rates                                    $  86,213

Floating or adjustable interest rates                           $  86,213

                Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.


NONPERFORMING LOANS



                The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.


                                                                   DECEMBER 31,
                                        -------------------------------------------------------------------
                                           1994          1993          1992          1991          1990
                                        -----------   -----------   -----------   -----------   -----------
                                                              (DOLLARS IN THOUSANDS)
                                        -------------------------------------------------------------------
Loans accounted for on a
  nonaccrual basis                      $   3,460     $   3,119     $    5,605    $     511     $      396
Instalment loans and term loans
contractually past due ninety
days or more as to interest or
principal payments and still
accruing                                      103           316            595          563            754

Loans, the terms of which have
been renegotiated to provide a
reduction or deferral of interest
or principal because of
deterioration in the financial
position of the borrower                      358            -              -            -              -

Loans now current about which
there are serious doubts as to
the ability of the borrower
to comply with present loan
repayment terms                                -             -              -            -              -

                In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss have been charged off.



COMMITMENTS AND LINES OF CREDIT



                In the ordinary course of business, the Banks have granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Banks' Board of Directors. The Banks have also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Banks use the same credit policies for these off balance sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.



                Following is a summary of the commitments outstanding at December 31, 1994 and 1993.

                                               1994         1993
                                            ----------   ----------
                                             (DOLLARS IN THOUSANDS)
                                            -----------------------
       Commitments to extend credit         $  22,344    $  20,831
       Standby letters of credit                  590        1,081
                                            ----------   ----------
                                            $  22,934    $  21,912
                                            ==========   ==========

                        SUMMARY OF LOAN LOSS EXPERIENCE





                The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $3,757,000 at December 31, 1994, representing 1.96% of year end total loans outstanding, compared with $3,571,000 at December 31, 1993, which represented 2.21% of year end total loans outstanding. The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

                Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 30% of the allowance should be allocated to real estate loans, 40% to commercial, financial and agricultural loans and 30% to consumer/instalment loans as of December 31, 1994.


                The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                DECEMBER 31,
                                                          ---------------------------------------------------------
                                                            1994        1993        1992        1991        1990
                                                          =========   =========   =========   =========   =========
                                                                           (DOLLARS IN THOUSANDS)
                                                          ---------------------------------------------------------
Average balance of loans outstanding                      $180,682    $159,976    $118,313    $ 98,737    $ 89,276
                                                          ---------   ---------   ---------   ---------   ---------
Balance of reserve for possible loan losses at
  beginning of period                                     $  3,571    $  4,013    $  1,257    $  1,046    $  1,038
                                                          ---------   ---------   ---------   ---------   ---------
Charge-offs:
  Commercial, financial and agricultural                      (431)       (428)       (406)       (214)        (95)
  Real estate                                                 (144)     (1,851)       (698)       (200)        (25)
  Consumer                                                    (396)       (374)       (318)        (41)       (271)
Recoveries:
  Commercial, financial and agricultural                        74         273          26          44          79
  Real estate                                                  265         554         210         166          17
  Consumer                                                     180         193         113           5          91
                                                          ---------   ---------   ---------   ---------   ---------
        Net charge-offs                                       (452)     (1,633)     (1,073)       (240)       (204)
                                                          ---------   ---------   ---------   ---------   ---------
Additions to reserve charged to operating expenses             638       1,191       1,129         451         212
                                                          ---------   ---------   ---------   ---------   ---------
Allowance for loan losses of acquired subsidiary                -           -        2,700          -           -
                                                          ---------   ---------   ---------   ---------   ---------
          Balance of reserve for possible loan losses     $  3,757    $  3,571    $  4,013    $   1,257   $  1,046
                                                          =========   =========   =========   =========   =========
Ratio of net loan charge-offs to average loans                .25%       1.02%        .91%         .24%       .23%
                                                          =========   =========   =========   =========   =========

                                   DEPOSITS



                Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                                 YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                              1994                     1993
                                                     ----------------------   ----------------------
                                                      AMOUNT       RATE        AMOUNT        RATE
                                                     ---------   ----------   ---------   ----------
                                                                (DOLLARS IN THOUSANDS)
                                                     -----------------------------------------------
Noninterest-bearing demand deposits                  $  38,965       -   %   $  34,598         -   %
Interest-bearing demand and savings deposits            88,482     2.87         87,867       3.06
Time deposits                                          112,730     4.49        108,288       4.44
                                                     ---------               ---------
        Total deposits                               $ 240,177               $ 230,753
                                                     =========               =========



                The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1994, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                                                         (Dollars in
                                                                                         Thousands)
                                                                                         -----------
       Three months or less                                                              $   3,734

       Over three through twelve months                                                     17,136

       Over twelve months                                                                    6,421
                                                                                         -----------
               Total                                                                     $  27,291
                                                                                         ===========

                   RETURN ON ASSETS AND SHAREHOLDERS' EQUITY



                The following rate of return information for the periods indicated is presented below.

                                                     Year Ended December 31,
                                            -----------------------------------------
                                               1994           1993           1992
                                            -----------    -----------    -----------
Return on assets  (1)                           1.15  %        1.03  %        0.78  %

Return on equity  (2)                          13.99          13.65           7.98

Dividends payout ratio (3)                     27.14          27.34          48.72

Equity to assets ratio (4)                      8.26           7.53           9.83





(1)   Net income divided by average total assets.

(2)   Net income divided by average equity.

(3)   Dividends declared per share divided by net income per share.

(4)   Average equity divided by average total assets.





ITEM 7.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-30 of this Annual Report on Form 10-KSB:


        Consolidated Balance Sheets - December 31, 1994 and 1993

        Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Stockholders' Equity - Years ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992

        Notes to Consolidated Financial Statements.

ITEM 8.         DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

                During 1994, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

                                   PART III


ITEM 9. DIRECTORS. EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report ("ABC's Proxy Statement").

                Information concerning the Company's executive officers is included in Item 1 of Part I of this Annual Report.


ITEM 10.        EXECUTIVE COMPENSATION

                The information required by this Item is incorporated by reference to ABC's Proxy Statement.


ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by this Item is incorporated by reference to ABC's Proxy Statement.


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information required by this Item is incorporated by reference to ABC's Proxy Statement.

                                    PART IV



ITEM 13.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 13(a) 1., 2. and 3.


        (a)     The following documents are filed as part of this report:



                1.      Financial statements:



                        (a)     ABC Bancorp and Subsidiaries:



                                (i) Consolidated Balance Sheets - December 31, 1994 and 1993



                               (ii) Consolidated Statements of Income - Years ended

                                       December 31, 1994, 1993 and 1992



                               (iii) Consolidated Statements of Stockholders' Equity - Years ended December 31, 1994, 1993 and 1992

                               (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992



                                (v)    Notes to Consolidated Financial
                                       Statements



                        (b)     ABC Bancorp (Parent Company Only):

                                Parent Company only financial information has been included in Note 14 of Notes to Consolidated financial statements.



                2.      Financial statement schedules:



                        All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                3.      Exhibits required by Item 601 of Regulation S-B:

                        Exhibit
                        No.               Description
                      -------           ---------------
                        3.1      Articles of Incorporation, as amended (filed as
                                 Exhibit 2.1 to the Registrant's Regulation A
                                 Offering Statement on Form 1-A (File No. 24A-
                                 2630), filed with the Commission on August 14,
                                 1987 and incorporated herein by reference).

                        3.2 By-laws of the Registrant, as amended (filed as Exhibit 2.2 to the Registrant's Regulation A
                                 Offering Statement on Form 1-A (File No. 24A-
                                 2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

                        10.1 *   1985 Incentive Stock Option Plan (filed as
                                 Exhibit 5.1 to the Registrant's Regulation A
                                 Offering Statement on Form 1-A (File No. 24A-
                                 2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

                        10.2 *   Incentive Stock Option Agreement with Kenneth
                                 J. Hunnicutt dated October 17, 1985 (filed as
                                 Exhibit 5.2 to the Registrant's Regulation A
                                 Offering Statement on Form 1-A (File No. 24A-
                                 2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

                       10.3 *    Deferred Compensation Agreement for Kenneth J.
                                 Hunnicutt dated December 16, 1986 (filed as
                                 Exhibit 5.3 to the Registrant's Regulation A
                                 Offering Statement on Form 1-A (File No. 24A-
                                 2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

                       10.4      Security Deed in favor of M.I.A., Co. dated
                                 December 31, 1984 (filed as Exhibit 5.4 to the
                                 Registrant's Regulation A Offering Statement on
                                 Form 1-A (File No. 24A-2630), filed with the
                                 Commission on August 14, 1987 and incorporated herein by reference).

                       10.5      Loan Agreement and Master Term Note dated
                                 December 30, 1986 (filed as Exhibit 5.5 to the
                                 Registrant's Regulation A Offering Statement on
                                 Form 1-A (File No. 24A-2630), filed with the
                                 Commission on August 14, 1987 and incorporated herein by reference).

                        Exhibit
                        No.               Description
                      -------           ---------------
                      [C]        [S]
                       10.6 *    Executive Salary Continuation Agreement dated
                                 February 14, 1984 (filed as Exhibit 10.6 to the
                                 Registrant's Annual Report on Form 10-K (File
                                 Number 2-71257), filed with the Commission on March 27, 1989 and incorporated herein by reference).

                       10.7 * 1992 Incentive Stock Option Plan and Option Agreement for K. J. Hunnicutt (filed as Exhibit
                                 10.7 to the Registrant's Annual Report on Form 10-KSB (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference).

                       10.8* Executive Employment Agreement with Kenneth J. Hunnicutt dated September 20, 1994.

                       10.9.* Executive Consulting Agreement with Eugene M. Vereen dated September 20, 1994.

                       22.1      Subsidiaries of the Company (filed as Exhibit
                                 22.1 to the Registrant's Annual Report on Form 10-KSB (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference).

                       25.1 Power of Attorney relating to this Form10-KSB is set forth on the signature pages to this Form 10-KSB.



          * Identifies management contracts, compensatory plans or other remunerative arrangements with the Registrant's executive officers.

        (b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               ABC BANCORP



Date: March 21, 1995      By:      /s/ Kenneth J. Hunnicutt
      ------------------     ---------------------------------------------------
                             Kenneth J. Hunnicutt, President, Chief Executive
                             Officer and Director



Date: March 21, 1995      By:      /s/ W. Edwin Lane, Jr.
      ------------------     ---------------------------------------------------
                             W. Edwin Lane, Jr., Executive Vice President
                              and Chief Financial Officer



                       POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth J. Hunmnicutt as his attorney-in-fact, acting will full power of substitution for him in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-KSB and to file the same, with exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.



     Pursuant to the requirements of the Exchange Act, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Date: March 21, 1995      /s/ Kenneth J. Hunnicutt
      --------------      ------------------------------------------------------
                          Kenneth J. Hunnicutt, President, Chief Executive
                            Officer and Director


Date: March 21, 1995      /s/ W. Edwin Lane, Jr.
      --------------      ------------------------------------------------------
                          W. Edwin Lane, Jr.,  Executive Vice President and
                            Chief Financial Officer



Date: March 21, 1995      /s/ J. Raymond Fulp
      --------------      ------------------------------------------------------
                          J. Raymond Fulp, Director



Date: March 21, 1995      /s/ Willard E. Lasseter
      --------------      ------------------------------------------------------
                          Willard E. Lasseter, Director and Vice Chairman of the
                            Board

Date: March 21, 1995      /s/ Bobby B. Lindsey
      --------------      ------------------------------------------------------
                          Bobby B. Lindsey, Director



Date: March 21, 1995      /s/ Hal L. Lynch
      --------------      ------------------------------------------------------
                          Hal L. Lynch, Director



Date: March 21, 1995      /s/ Joseph C. Parker
      --------------      ------------------------------------------------------
                          Joseph C. Parker, Director



Date: March 21, 1995      /s/ Eugene M. Vereen, Jr.
      --------------      ------------------------------------------------------
                          Eugene M. Vereen, Jr., Chairman of the Board and
                          Director



Date: March 21, 1995      /s/ Doyle Weltzbarker
      --------------      ------------------------------------------------------
                          Doyle Weltzbarker, Director



Date: March 21, 1995      /s/ Henry Wortman
      --------------      ------------------------------------------------------
                          Henry Wortman, Director

                                 EXHIBIT INDEX



Exhibit
  No.                                    Description
-------                                  -----------


  3.1 Articles of Incorporation, as amended (filed as Exhibit 2.1 to the Registrant's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

  3.2 By-laws of the Registrant, as amended (filed as Exhibit 2.2 to the Registrant's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

  10.1 1985 Incentive Stock Option Plan (filed as Exhibit 5.1 to the Registrant's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

  10.2 Incentive Stock Option Agreement with Kenneth J. Hunnicutt dated October 17, 1985 (filed as Exhibit 5.2 to the Registrant's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

  10.3 Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (filed as Exhibit 5.3 to the Registrant's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

  10.3 Security Deed in favor of M.I.A., Co. dated December 31, 1984 (filed as Exhibit 5.4 to the Registrant's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

  10.5    Loan Agreement and Master Term Note dated December 30, 1986 (filed as
          Exhibit 5.5 to the Registrant's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

  10.6 Executive Salary Continuation Agreement dated February 14, 1984 (filed as Exhibit 10.6 to the Annual Report on Form10-K (File Number 2-71257), filed herewith with the Commission on March 27, 1989 and incorporated herein by reference).

Exhibit
  No.                                    Description
-------                                  -----------

  10.7 1992 Incentive Stock Option Plan and Option Agreement for K. J. Hunnicutt (filed at Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference.)

  10.8 Executive Employment Agreement with Kenneth J. Hunnicutt dated September 20, 1994.

  10.9 Executive Consulting Agreement with Eugene M. Vereen dated September 20, 1994.

  22.1 Subsidiaries of the Company (filed as Exhibit 22.1 to the Registrant's Annual Report on Form 10-KSB (File Number 0-16181, filed with the Commission on March 30, 1993 and incorporated herein by reference).

  25.1 Power of Attorney relating to this Form 10-KSB is set forth on the signature pages to this Form 10-KSB.

                                  ABC BANCORP


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Consolidated financial statements:


  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 1994 and 1993
  Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992
  Consolidated Statements of Stockholders' Equity - Years ended December 31,
    1994, 1993 and 1992
  Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992
  Notes to Consolidated Financial Statements


All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        INDEPENDENT AUDITOR'S REPORT
================================================================================


TO THE BOARD OF DIRECTORS
ABC BANCORP
MOULTRIE, GEORGIA


                We have audited the accompanying consolidated balance sheets of the ABC BANCORP AND SUBSIDIARIES as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.



Albany, Georgia
January 27, 1995

                         ABC BANCORP AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                            (Dollars in Thousands)

================================================================================

ASSETS                                                                           1994            1993
------                                                                       -----------      -----------

Cash and due from banks                                                      $   20,089       $   16,994
Interest-bearing deposits in banks                                                   -             1,257
Federal funds sold                                                               21,902           31,575
Securities available for sale, at fair value (Note 3)                             1,910               -
Securities held for investment, at cost (fair value $43,024
 and $46,856) (Note 3)                                                           44,595           45,937
Loans (Note 4)                                                                  192,124          161,747
Less allowance for loan losses                                                    3,757            3,571
                                                                             -----------      -----------
         Loans, net                                                             188,367          158,176
                                                                             -----------      -----------
Premises and equipment, net (Note 5)                                              7,171            5,766
Other assets                                                                      8,765            8,911
                                                                             $  292,799       $  268,616
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------
Deposits
 Noninterest-bearing demand                                                  $   48,450       $   38,206
 Interest-bearing demand                                                         63,262           66,156
 Savings                                                                         23,644           28,440
 Time, $100,000 and over                                                         27,291           20,543
 Other time                                                                      94,222           84,880
                                                                             -----------      -----------
         Total deposits                                                         256,869          238,225
Securities sold under repurchase agreements                                       2,338            3,180
Long-term debt (Note 6)                                                              -             4,677
Other liabilities                                                                 3,142            2,575
                                                                             -----------      -----------
         Total liabilities                                                      262,349          248,657
                                                                             -----------      -----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)

STOCKHOLDERS' EQUITY (Note 12)
  Common stock, par value $1; 3,000,000 shares authorized,
    2,697,987 and 1,950,487 shares issued, respectively                           2,698            1,950
  Capital surplus                                                                17,728           10,152
  Retained earnings                                                              11,753            9,537
  Unrealized losses on securities available for sale, net of taxes                  (49)              -
                                                                             -----------      -----------
                                                                                 32,130           21,639
  Less cost of 183,412 shares acquired for the treasury                          (1,680)          (1,680)
                                                                             -----------      -----------
         Total stockholders' equity                                              30,450           19,959
                                                                             -----------      -----------
                                                                             $  292,799       $  268,616
                                                                             ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (Dollars in Thousands)

================================================================================

                                                                                 1994              1993            1992
                                                                             ----------        ------------    ----------
INTEREST INCOME
  Interest and fees on loans                                                 $ 18,017          $  16,278       $  12,551
  Interest on taxable securities                                                1,863              1,892           1,629
  Interest on nontaxable securities                                               610                597             680
  Interest on deposits in other banks                                              65                105             137
  Interest on Federal funds sold                                                  773                825             674
                                                                             ----------        ------------    ----------
                                                                               21,328             19,697          15,671
                                                                             ----------        ------------    ----------

INTEREST EXPENSE
  Interest on deposits                                                          7,603              7,476           6,570
  Interest on securities sold under repurchase agreements                          68                 18              31
  Interest on other borrowings                                                    157                238              91
                                                                             ----------        ------------    ----------
                                                                                7,828              7,732           6,692
                                                                             ----------        ------------    ----------

          Net interest income                                                  13,500             11,965           8,979
PROVISION FOR LOAN LOSSES (Note 4)                                                638              1,191           1,129
                                                                             ----------        ------------    ----------
          Net interest income after provision for loan losses                  12,862             10,774           7,850
                                                                             ----------        ------------    ----------

OTHER INCOME
  Service charges on deposit accounts                                           2,456              2,299           1,729
  Other service charges, commissions and fees                                     224                230             153
  Other                                                                           345                338             212
                                                                             ----------        ------------    ----------
                                                                                3,025              2,867           2,094
                                                                             ----------        ------------    ----------
OTHER EXPENSES
  Salaries and employee benefits (Note 7)                                       5,711              5,238           3,886
  Equipment expense                                                             1,091                723             599
  Occupancy expense                                                               663                844             544
  Amortization of intangible assets                                               268                279             274
  Data processing fees                                                            448                290             306
  Directors fees                                                                  291                270             248
  FDIC premiums                                                                   559                551             383
  Other operating expenses                                                      2,516              2,340           1,790
                                                                             ----------        ------------    ----------
                                                                               11,547             10,535           8,030
                                                                             ----------        ------------    ----------

                         ABC BANCORP AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (Dollars in Thousands)

================================================================================

                                                                   1994                    1993                  1992
                                                                --------------         --------------       ---------------
         Income before income taxes and cumulative
           effect of accounting change                          $   4,340              $   3,106            $  1,914

Applicable income taxes (Note 9)                                    1,240                    814                 429
                                                                --------------         --------------       ---------------

         Income before cumulative effect of
           accounting change                                        3,100                  2,292               1,485

Cumulative effect of change in method of accounting
 for income taxes                                                      -                     346                  -
                                                                --------------         --------------       ---------------

         Net income                                             $   3,100              $   2,638            $  1,485
                                                                ==============         ==============       ===============
Income per common share:
  Income before cumulative effect of accounting change          $    1.40              $    1.21            $   0.78
  Cumulative effect of accounting change                               -                    0.18                  -
                                                                --------------         --------------       ---------------
         Net income (Note 1)                                    $    1.40              $    1.39            $   0.78
                                                                ==============         ==============       ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (Dollars in Thousands)

================================================================================



                                                         COMMON STOCK
                                                 -----------------------------                         RETAINED
                                                    Shares         PAR VALUE           SURPLUS         EARNINGS
                                                 -----------     -------------      -------------   --------------
BALANCE, DECEMBER 31, 1991                       1,950,487       $   1,950          $  10,152       $    6,812
  Net income                                            -               -                  -             1,485
  Cash dividends paid, $ .38 per share                  -               -                  -              (726)
  Purchase of 1,000 shares of treasury stock            -               -                  -                -
                                                 -----------     -------------      -------------   --------------
BALANCE, DECEMBER 31, 1992                       1,950,487           1,950             10,152            7,571
  Net income                                            -               -                  -             2,638
  Cash dividends paid, $.38 per share                   -               -                  -              (672)
  Purchase of 143,024 shares of treasury stock          -               -                  -                -
                                                 -----------     -------------      -------------   --------------
BALANCE, DECEMBER 31, 1993                       1,950,487           1,950             10,152            9,537
  Net income                                            -               -                  -             3,100
  Cash dividends declared, $.38 per share               -               -                  -              (884)
  Proceeds from sale of stock, net of stock
    offering expense                               747,500             748              7,576               -
Net change in unrealized losses on
    securities available for sale, net of taxes         -               -                  -                -
                                                 -----------     -------------      -------------   --------------
BALANCE, DECEMBER 31, 1994                       2,697,987       $   2,698          $  17,728       $   11,753
                                                 ===========     =============      =============   ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================

Unrealized

LOSSES ON

SECURITIES

AVAILABLE

FOR SALE,                TREASURY STOCK
                    ------------------------
NET OF TAXES          SHARES         COST           TOTAL
--------------      ----------   -----------   -------------

$        -             39,388    $    (260)    $    18,654

         -                 -            -            1,485

         -                 -            -             (726)

         -              1,000           (8)             (8)
--------------      ----------   -----------   -------------
         -             40,388         (268)         19,405

         -                 -            -            2,638

         -                 -            -             (672)

         -            143,024       (1,412)         (1,412)
--------------      ----------   -----------   -------------
         -            183,412       (1,680)         19,959

         -                 -            -            3,100

         -                 -            -             (884)


         -                 -            -            8,324


         (49)              -            -              (49)

--------------      ----------   -----------   -------------
$        (49)         183,412    $  (1,680)    $    30,450

==============      ==========   ===========   =============

                         ABC BANCORP AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (Dollars in Thousands)

================================================================================

                                                            1994                  1993              1992
                                                        --------------      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                           $       3,100       $       2,638      $       1,485
                                                        --------------      --------------     --------------
   Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation and amortization                                809                  638                454
    Amortization of intangible assets                            268                  279                274
    Provision for loan losses                                    638                1,191              1,129
    Provision for deferred taxes                                 (22)                (170)                (6)
    Write-downs of other real estate owned                        53                   -                  -
    (Increase) decrease in interest receivable                  (804)                 100                687
    Increase (decrease) in interest payable                      104                  (90)              (520)
    Increase (decrease) in taxes payable                         184                   76               (399)
    Other prepaids, deferrals and accruals, net                  798                 (178)              (596)
                                                        --------------      --------------     --------------
          Total adjustments                                    2,028                1,846              1,023
                                                        --------------      --------------     --------------
          Net cash provided by operating activities            5,128                4,484              2,508
                                                        --------------      --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in interest-bearing deposits in banks              1,257                  100                526
   Purchases of securities available for sale                 (1,664)                  -                  -
   Purchases of securities held for investment                (7,524)             (24,502)            (9,618)
   Proceeds from maturities of securities held
     for investment                                            8,531               13,587             13,214
   (Increase) decrease in Federal funds sold                   9,673                9,565            (11,465)
   (Increase) decrease in loans, net                         (30,829)             (12,435)             1,228
   Purchase of premises and equipment                         (2,303)                (382)              (980)
   Proceeds from the sale of premises and equipment               22                   26                 -
   Net cash received in bank acquisition                          -                    -               1,182
                                                        --------------      --------------     --------------
          Net cash used in  investing activities             (22,837)             (14,041)            (5,913)
                                                        --------------      --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in deposits                                       18,644                3,755              8,156
   Increase (decrease) in repurchase agreements                 (842)               3,117               (574)
   Proceeds from other borrowings                                 -                 1,412              3,000
   Repayment of long-term debt                                (4,677)                 (15)              (507)
   Dividends paid                                               (645)                (672)              (726)
   Proceeds from stock offering, net                           8,324                   -                  -
   Purchase of shares of stock for the treasury                   -                (1,412)                (8)
                                                        --------------     ---------------     --------------
          Net cash provided by financing activities           20,804                6,185              9,341
                                                        --------------     ---------------     --------------

                         ABC BANCORP AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (Dollars in Thousands)

================================================================================

                                                              1994                  1993                 1992
                                                         ---------------       ---------------     --------------
Net increase (decrease) in cash and due from banks       $       3,095         $       (3,372)     $       5,936

Cash and due from banks at beginning  of year                   16,994                 20,366             14,430
                                                         ---------------       ---------------     --------------

Cash and due from banks at end of year                   $      20,089         $       16,994      $      20,366
                                                         ===============       ===============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the year for:
  Interest                                               $       7,724         $        7,822      $       7,212

  Income taxes                                           $       1,078         $          562      $         834

NONCASH TRANSACTIONS
 Unrealized losses on securities available for sale      $          54         $           -       $          -

 Property transferred from premises and equipment
  to other real estate owned                             $         103         $           -       $          -

 Dividends declared                                      $         239         $           -       $          -


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ABC Bancorp is a bank holding company whose business is presently conducted by its wholly-owned subsidiaries, American Banking Company, The Bank of Quitman, Bank of Thomas County, The Citizens Bank of Tifton and Cairo Banking Company. The accounting and reporting policies of the Company conform to generally accepted accounting principles and with general practices within the banking industry.

          BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation. Assets held by the Banks in a fiduciary or agency capacity are not assets of the Banks and are not included in the consolidated financial statements.

          CASH AND CASH EQUIVALENTS

           For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Bank, deposits, interest-bearing deposits and Federal funds purchased and sold are reported net.

           The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

          INVESTMENTS IN SECURITIES

            The Company's investments in securities are classified and accounted for as follows:

            SECURITIES AVAILABLE FOR SALE

               Securities available for sale consist of bonds, notes, debentures and certain marketable equity securities, and are carried at fair value with unrealized gains and losses, net of taxes, reported as a net amount, in a separate component of stockholders' equity.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           SECURITIES HELD FOR INVESTMENT

             Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

            Realized gains and losses on the sale of securities available for sale are determined using the specific-identification method.

          LOANS

            Loans are stated at the amount of unpaid principal, reduced by unearned interest. Interest on commercial and real estate loans is credited to income on a daily basis based upon the principal amount outstanding. Most interest on installment loans is credited to income on a daily basis based upon the principal amount outstanding. The remaining interest on installment loans is credited to income based on the sum-of-the-months-digits method, the results of which are not materially different from generally accepted accounting principles.

            Accrual of interest income is discontinued on loans when, in the opinion of management, collection of such interest income becomes doubtful. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current interest income. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

          LOAN FEES

            Fees on loans and costs incurred in origination of loans are recognized at the time the loan is placed on the books. Because loan fees are not significant and the majority of loans have maturities of one year or less, the results on operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          ALLOWANCE FOR LOAN LOSSES

            The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.


          PREMISES AND EQUIPMENT

            Premises and equipment are stated at cost less accumulated depreciation, computed principally on the straight-line method over the following estimated useful lives:

                                                                      Years
                                                                      -----

               Buildings                                              15-40
               Equipment                                               5-7


          INTANGIBLE ASSETS

            Intangible assets, arising from excess of purchase price over net assets acquired of purchased banks, are being amortized on the straight-line method over various periods not exceeding 25 years.

          INCOME TAXES

            The Company and its subsidiaries file a consolidated income tax return. Each subsidiary provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

            As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires a balance sheet approach to accounting for income taxes and requires that deferred tax assets and liabilities be adjusted in the period of enactment for the effect of an enacted change in tax laws or rates. The adoption of SFAS No. 109 resulted in an income tax benefit of $345,937, which has been included in the consolidated statement of income for the year ended December 31, 1993 as a cumulative effect.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          EARNINGS PER SHARE

            Earnings per share are calculated on the basis of the weighted average number of shares outstanding.

          Current Accounting Developments

            The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which becomes effective for years beginning after December 15, 1994.

            SFAS No. 114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan agreement.

            The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.


NOTE 2.   ACQUISITION

          On October 1, 1992, the Company acquired all of the outstanding common stock of Cairo Banking Company for $1,175,000 in cash. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition. There was no resulting excess cost over the fair value of assets acquired. The results of operations from October 1, 1992 have been included in the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


NOTE 2.   ACQUISITION (Continued)

          Summarized below is the unaudited consolidated pro forma results of operations, assuming the acquisition had occurred on January 1, 1992. The pro forma financial information does not purport to be indicative either of results of operations that would have occurred had the acquisition been consummated on January 1, 1992 or future results of the combined companies.



                                                                (UNAUDITED)
                                                              (IN THOUSANDS,
                                                                  EXCEPT
                                                                PER SHARE
                                                                  AMOUNT)
                                                              --------------
             Net interest income                              $       11,194
             Other income                                              2,510
             Net income                                                1,070
             Net income per share                                       0.56


NOTE 3.   INVESTMENTS IN SECURITIES

          Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Upon adoption, the Company transferred $300,005 of marketable equity securities from securities held for investment to securities available for sale. The securities available for sale were marked to fair value resulting in a net unrealized loss of $11,986 which was included in stockholders' equity at $11,986.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


NOTE 3.   INVESTMENTS IN SECURITIES (Continued)

          The carrying amounts of investments in securities as shown in the consolidated balance sheets of the Company and their approximate fair values at December 31, 1994 and 1993 were as follows:


                                                                                      GROSS              GROSS
                                                               AMORTIZED           UNREALIZED          UNREALIZED          FAIR
                                                                 COST                GAINS               LOSSES            VALUE
                                                             ------------         ------------        ------------      ----------
                                                                                        (DOLLARS IN THOUSANDS)
                                                             ----------------------------------------------------------------------


               SECURITIES AVAILABLE FOR SALE
                 DECEMBER 31, 1994:
                   U. S. GOVERNMENT AND AGENCY SECURITIES    $    1,664           $         -         $      (14)       $    1,650
                   OTHER SECURITIES                                 300                     -                (40)              260
                                                             ------------         ------------        ------------      -----------

                                                             $    1,964           $         -         $      (54)       $    1,910
                                                             ============         ============        ============      ===========


               SECURITIES hELD FOR iNVESTMENT
                 DECEMBER 31, 1994:
                   U. S. GOVERNMENT AND AGENCY SECURITIES    $   32,159           $         19        $   (1,196)       $   30,982
                   STATE AND MUNICIPAL SECURITIES                 9,819                    114              (471)            9,462
                   MORTGAGE-BACKED SECURITIES                     2,617                     22               (59)            2,580
                                                             ------------         ------------        ------------      -----------

                                                             $   44,595           $        155        $   (1,726)       $   43,024
                                                             ============         ============        ============      ===========


               December 31, 1993:
                 U. S. Treasury and government agencies      $   32,033           $        430        $      (42)       $   32,421
                 Municipal securities                            11,004                    469               (78)           11,395
                 Mortgage-backed securities                       2,600                    140                -              2,740
                 Other securities                                   300                     -                 -                300
                                                             ------------         ------------        ------------      -----------

                                                             $   45,937           $      1,039        $     (120)       $   46,856
                                                             ============         ============        ============      ===========




          There were no sales of securities during 1994, 1993 or 1992.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 3.   INVESTMENTS IN SECURITIES (Continued)

          The amortized cost and fair value of securities as of December 31, 1994 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.


                                                            SECURITIES AVAILABLE                SECURITIES HELD
                                                                 FOR SALE                        FOR  INVESTMENT
                                                          ---------------------------     -------------------------
                                                          AMORTIZED            FAIR        AMORTIZED           FAIR
                                                             COST             VALUE           COST            VALUE
                                                          -------------  ------------     ------------  ------------
                                                                             (DOLLARS IN THOUSANDS)
                                                          ----------------------------------------------------------

        Due in one year or less                           $    467       $    467         $   13,076    $   12,909
        Due from one year to five years                      1,197          1,183             22,140        21,071
        Due from five to ten years                              -              -               4,934         4,669
        Due after ten years                                     -              -               1,828         1,795
        Mortgage-backed securities                              -              -               2,617         2,580
        Marketable equity securities                           300            260                 -             -
                                                          -------------  ------------     ------------  ------------
                                                          $  1,964         $  1,910         $   44,595  $   43,024
                                                          =============  ============     ============  ============





          Securities with a carrying value of $28,616,565 and $24,540,302 at December 31, 1994 and 1993, respectively, were pledged to secure public deposits and for other purposes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:


                                                                                   DECEMBER 31,
                                                                       ----------------------------------
                                                                           1994                  1993
                                                                       -----------           ------------
                                                                             (DOLLARS IN THOUSANDS)
                                                                       ----------------------------------
               Commercial and financial                                $    23,531           $    20,849
               Agricultural                                                 17,079                 9,767
               Real estate - construction                                    1,828                 3,387
               Real estate - mortgage, farmland                             34,887                29,489
               Real estate - mortgage, commercial                           35,242                27,402
               Real estate - mortgage, residential                          44,064                41,902
               Consumer instalment loans                                    34,220                27,352
               Other                                                         1,280                 1,720
                                                                       ------------          ------------
                                                                           192,131               161,868
               Unearned discount                                                (7)                 (121)
               Allowance for loan losses                                    (3,757)               (3,571)
                                                                       ------------          ------------
                                                                       $   188,367           $   158,176
                                                                       ============          ============

          Loans on which the accrual of interest had been discontinued or reduced amounted to $3,817,699 and $3,119,209 at December 31, 1994 and 1993, respectively. The reduction in interest income associated with nonaccrual and renegotiated loans is as follows:


                                                                    DECEMBER 31,
                                                  ---------------------------------------------
                                                      1994              1993            1992
                                                  -------------    --------------   -----------
                                                              (DOLLARS IN THOUSANDS)
                                                  ---------------------------------------------
          Income in accordance with original
            loan terms                            $       324     $        201     $        70
          Income recognized                                37                9               7
                                                  ------------    -------------   -------------
                                                  $       287     $        192     $        63
                                                  ============    =============   =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


NOTE 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

          At December 31, 1994, executive officers and directors, and companies in which they have a 10 percent or more beneficial ownership, were indebted to the Company in the aggregate amount of $7,233,850. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Following is a summary of transactions:


                                                                                             DECEMBER 31,
                                                                                ---------------------------------------
                                                                                      1994                     1993
                                                                                -------------           ---------------
                                                                                        (DOLLARS IN THOUSANDS)
                                                                                ---------------------------------------
                    BALANCE, BEGINNING                                          $       8,506           $       5,715
                      Advances                                                          4,670                   5,683
                      Repayments                                                       (4,890)                 (3,119)
                      Transactions due to changes  in directors                        (1,052)                    227
                                                                                --------------          --------------
                    BALANCE, END OF YEAR                                        $       7,234           $       8,506
                                                                                ==============          ==============

          Changes in the allowance for loan losses are as follows:

                                                                                            DECEMBER 31,
                                                                               ----------------------------------------
                                                                                      1994                     1993
                                                                               --------------          ----------------
                                                                                        (DOLLARS IN THOUSANDS)
                                                                               ----------------------------------------

                    BALANCE, BEGINNING OF YEAR                                 $       3,571           $       4,013
                      Provision charged to operations                                    638                   1,191
                      Loans charged off                                                 (971)                 (2,653)
                      Recoveries                                                         519                   1,020
                                                                               --------------          --------------
                    BALANCE, END OF YEAR                                       $       3,757           $       3,571
                                                                               ==============          ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


NOTE 5.   PREMISES AND EQUIPMENT, NET

          Major classifications of these assets are summarized as follows:

                                                                                    DECEMBER 31,
                                                                        ---------------------------------------
                                                                            1994                    1993
                                                                        ---------------        ----------------
                                                                                (DOLLARS IN THOUSANDS)
                                                                        ---------------------------------------

                    Land                                                 $       1,564           $      1,522
                    Buildings                                                    5,271                  5,318
                    Equipment                                                    6,223                  4,597
                    Construction in progress                                        -                     137
                                                                        ---------------         ---------------
                                                                                13,058                 11,574
                    Accumulated depreciation                                    (5,887)                (5,808)
                                                                        ---------------         ---------------
                                                                         $       7,171           $      5,766
                                                                        ===============         ===============

          Depreciation expense for the years ended December 31, 1994, 1993 and 1992 was $738,562, $462,368 and $392,708, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

NOTE 6.   LONG-TERM DEBT

          Long-term debt consisted of the following at December 31, 1993:

                                                                      (Dollars in
                                                                       Thousands)
                                                                      -----------
          Note payable to Trust Company Bank; interest at the         $       250
           prime interest rate of Trust Company Bank with an
           effective interest rate of 5.5% at December 31, 1993;
           collateralized by all of the outstanding common stock
           of The Citizens Bank of Tifton.
          Term loan payable to Trust Company Bank; interest                 3,000
           at Trust Company Bank's prime rate with an
           effective rate of 5.5% at December 31, 1993.
          Revolving credit loan with Trust Company Bank;                    1,412
           interest due at Trust Company Bank's prime rate
           with an effective rate of 5.5% at December 31, 1993.
          Mortgage payable to M.I.A., Co.; due in annual                       15
           instalments of $15,000 with interest at 12%
           payable monthly, collateralized by land and buildings.
                                                                      -----------
                                                                      $     4,677
                                                                      ===========



NOTE 7.   EMPLOYEE BENEFIT PLANS

          The Company and all subsidiaries have adopted simplified employee pension plans for substantially all employees. These plans are SEP-IRA defined contribution plans. Contributions to these plans charged to expense during 1994, 1993 and 1992 amounted to $499,254, $484,870 and
          $344,598, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 8.   DEFERRED COMPENSATION PLANS

          The Company and two subsidiary Banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected term of active employment. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Aggregate compensation expense under the plans were $81,295, $83,459 and $75,816 for 1994, 1993 and 1992, respectively, and is included in other operating expenses.


NOTE 9.   INCOME TAXES

          The total income taxes in the consolidated statements of income are as follows:

                                                     December 31,
                                     ------------------------------------------
                                        1994             1993            1992
                                     ----------       ---------       ---------
                                               (Dollars in Thousands)
                                     ------------------------------------------

            Current                  $   1,262        $    638        $    435
            Deferred                       (22)            176              (6)
                                     ----------       ---------       ---------
                                     $   1,240        $    814        $    429
                                     ==========       =========       =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 9.   INCOME TAXES (Continued)

          The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:


                                                                           December 31,
                                              ---------------------------------------------------------------------
                                                      1994                     1993                    1992
                                              ---------------------   ---------------------   ---------------------
                                                Amount     Percent      Amount     Percent      Amount     Percent
                                              ----------  ---------   ----------  ---------   ----------  ---------
                                                                      (Dollars in Thousands)
                                              ---------------------------------------------------------------------

            Tax provision at statutory rate   $   1,475       34 %    $   1,056       34 %    $     651       34 %
            Increase (decrease) resulting
              from:
              Tax-exempt interest                  (246)      (6)          (274)      (9)          (277)     (15)
              Amortization of excess
               cost over assets acquired             37        1             49        2             57        3
              Changes in valuation
               allowance for deferred
               taxes                                (50)      (1)            -         -             -         -
              Other                                  24        1            (17)      (1)            (2)       -
                                              ----------  ---------   ----------  ---------   ----------  ---------
            Provision for income taxes        $   1,240       29 %    $     814       26 %    $     429       22 %
                                              ==========  =========   ==========  =========   ==========  =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 9.   INCOME TAXES (CONTINUED)

          Net deferred income tax assets of $411,710 and $390,006 at December 31, 1994 and 1993, respectively, are included in other assets. The components of deferred income taxes are as follows:

                                                     DECEMBER 31,
                                              -------------------------
                                                1994              1993
                                              ----------        -------
                                               (DOLLARS  IN  THOUSANDS)
                                              -------------------------

          DEFERRED TAX ASSETS:
           Loan loss reserves                   $     640      $     592
           Deferred compensation                      138            122
           Other real estate                           18             25
           Other                                       68              7
           Net operating loss tax carryforward        310            364
           Less valuation allowance                  (300)          (350)
                                                ----------     ----------
                                                      874            760
                                                ----------     ----------

          DEFERRED TAX LIABILITIES:
           Deprecation and amortization              (179)          (144)
           Amortization of intangible assets         (283)          (226)
                                                ----------     ----------
                                                     (462)          (370)
                                                ----------     ----------

          Net deferred tax assets               $     412       $     390
                                                ==========     ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 10.  COMMITMENTS AND CONTINGENT LIABILITIES

          In the ordinary course of business, the Banks have entered into off balance sheet financial instruments which are not reflected in the consolidated financial statements. These instruments include commitments to extend credit, standby letters of credit, guarantees and liability for assets held in trust. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. The Banks use the same credit and collateral policies for these off balance sheet financial instruments as they do for instruments that are recorded in the consolidated financial statements.

          Following is an analysis of significant off balance sheet financial instruments.

                                                          DECEMBER 31,
                                                 -----------------------------
                                                    1994               1993
                                                 ----------         ----------
                                                    (DOLLARS IN THOUSANDS)
                                                 -----------------------------

             Commitments to extend credit        $  22,344          $  20,831
             Standby letters of credit                 590              1,081
                                                 ----------         ----------
                                                 $  22,934          $  21,912
                                                 ==========         ==========

          Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

          The Banks do not anticipate any material losses as a result of the commitments and contingent liabilities.

          The nature of the business of the Banks is such that it ordinarily results in a certain amount of litigation. In the opinion of management and counsel for the Company and the Banks, there is no litigation in which the outcome will have a material effect on the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================


NOTE 11.  CONCENTRATIONS OF CREDIT

          Most of the Banks' loans, commitments and standby letters of credit have been granted to customers in the Banks' individual market areas. Most of the Banks' loan customers are also depositors of the Banks. The Banks' investment portfolios may also include state and municipal securities of governmental entities within the Banks' market areas. The concentrations of credit by type of loan are also set forth in
          Note 4. Standby letters of credit are granted primarily to commercial borrowers of the Banks. The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each Bank's combined capital stock and capital surplus accounts.


NOTE 12.  STOCKHOLDERS' EQUITY

          The primary source of funds available to the Parent Company is the payment of dividends by the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the Banks' regulatory agency. Approximately $1,815,000 are available to be paid as dividends by the Bank subsidiaries at December 31, 1994.

          Banking regulations also require the Company to maintain minimum capital levels in relation to Company assets. At December 31, 1994, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at December 31, 1994 are as follows:

                                                 Actual           Regulatory
                                                                  Requirement
                                              -------------      -------------
          Leverage capital ratio                 10.26 %               4.00 %
          Risk based capital ratios:
            Core capital                         15.26                 4.00
            Total capital                        16.52                 8.00

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

          CASH AND SHORT-TERM INVESTMENTS

            For cash, due from banks, bank-owned deposits and Federal funds sold, the carrying amount approximates fair value.

          INVESTMENT SECURITIES

            For debt securities and marketable equity securities held for sale and investment purposes, fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          LOANS

            For fixed rate commercial and instalment loans, the fair value is estimated by discounting the future cash flow using the average rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For all variable rate, equity line and credit card loans, the carrying amount approximates fair value.

          DEPOSITS

            For noninterest-bearing demand, interest-bearing demand and savings deposits, fair value is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the average rate currently offered for similar deposits.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          (CONTINUED)

          COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

           Commitments to extend credit and standby letters of credit are not recorded until such commitments are funded. The value of these commitments are the fees charged to enter into such agreements. These commitments do not represent a significant value to the Company until such commitments are funded. There has been no fair value assigned to these instruments.

          The carrying value and estimated fair value of the Company's financial instruments are as follows:

                                                    CARRYING            FAIR
                                                      VALUE             VALUE
                                                    ----------       ----------
                                                      (DOLLARS IN THOUSANDS)
                                                    ---------------------------
           FINANCIAL ASSETS:
             Cash and short-term investments        $  20,089        $  20,089
                                                    ==========       ==========

             Investments in securities              $  46,505        $  44,934
                                                    ==========       ==========

             Loans                                  $ 192,124        $ 185,314
             Allowance for loan losses                 (3,757)              -
                                                    ----------       ----------
                   Loans, net                       $ 188,367        $ 185,314
                                                    ==========       ==========

           FINANCIAL LIABILITIES:
             Noninterest-bearing demand             $  48,450        $  48,450
             Interest-bearing demand                   63,262           63,262
             Savings                                   23,644           23,644
             Time deposits                            121,513          121,595
                                                    ----------       ----------
                   Total deposits                   $ 256,869        $ 256,951
                                                    ==========       ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 14.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY)

                           CONDENSED BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                            (Dollars in Thousands)

                                                                        1994         1993
                                                                     ----------   ----------
          ASSETS
           Cash                                                      $   1,307    $     349
           Interest-bearing deposits in banks                            1,500           -
           Investment in subsidiaries                                   24,461       20,550
           Other assets                                                  3,838        4,215
                                                                     ----------   ----------

                  Total assets                                       $  31,106    $  25,114
                                                                     ==========   ==========

          LIABILITIES
           Long-term debt                                            $      -     $   4,677
           Other liabilities                                               656          478
                                                                     ----------   ----------

                 Total liabilities                                         656        5,155
                                                                     ----------   ----------

          STOCKHOLDERS' EQUITY                                          30,450       19,959
                                                                     ----------   ----------

                 Total liabilities and stockholders' equity          $  31,106    $  25,114
                                                                     ==========   ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 14.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (CONTINUED)



                        CONDENSED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (DOLLARS IN THOUSANDS)

                                                                     1994             1993             1992
                                                                  ----------       ----------       ----------
               INCOME
                 Dividends from subsidiaries                      $   1,170        $   1,150        $   2,980
                 Interest                                                84               11               15
                 Fee and rental income                                2,427            1,950            1,751
                 Other income                                            94               32                7
                                                                  ----------       ----------       ----------
                        Total income                                  3,775            3,143            4,753
                                                                  ----------       ----------       ----------
               EXPENSE
                 Interest                                               111              193               91
                 Amortization and depreciation                          436              423              411
                 Other expense                                        2,644            1,926            1,745
                                                                  ----------       ----------       ----------
                        Total expense                                 3,191            2,542            2,247
                                                                  ----------       ----------       ----------

                        Income before income taxes (benefits)
                          and equity in undistributed earnings
                          (distributions in excess of earnings)
                          of subsidiaries                               584              601            2,506

               Income taxes (benefits)                                  (55)             147              (42)
                                                                  ----------       ----------       ----------

                        Income before equity in undistributed
                          earnings (distributions in excess of
                          earnings) of subsidiaries                     639              454            2,548

               Equity in undistributed earnings
                (distributions in excess of earnings)
                of subsidiaries                                       2,461            2,184           (1,063)
                                                                  ----------       ----------       ----------

                        Net income                                $   3,100        $   2,638        $   1,485
                                                                  ==========       ==========       ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 14.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (CONTINUED)



                      CONDENSED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            (DOLLARS IN THOUSANDS)

                                                                          1994              1993              1992
                                                                       ----------        ----------        ----------
              CASH FLOWS FROM OPERATING
               ACTIVITIES
               Net income                                               $   3,100         $   2,638         $   1,485
                                                                        ----------        ----------        ----------
               Adjustments to reconcile net income to
                net cash provided by operating activities:
               Depreciation and amortization                                  168               144               137
               Amortization of intangible assets                              268               279               274
               Distributions in excess of earnings
                (undistributed earnings) of subsidiaries                   (2,461)           (2,184)            1,063
               Increase in interest receivable                                 (6)               -                 -
               Increase (decrease) in taxes payable                            30                19               (77)
               Provision for deferred taxes                                     5               204               (10)
               (Increase) decrease in due from
                 subsidiaries                                                  45               (49)               -
               Other prepaids, deferrals and accruals, net                     50               (56)              (87)
                                                                        ----------        ----------        ----------
                      Total adjustments                                    (1,901)           (1,643)            1,300
                                                                        ----------        ----------        ----------

                      Net cash provided by operating
                        activities                                          1,199               995             2,785
                                                                       ----------        ----------        ----------


             CASH FLOWS FROM INVESTING
              ACTIVITIES
              Increase in interest-bearing deposits in banks              (1,500)               -                 -
              Purchases of premises                                         (243)              (22)             (105)
              Acquisition of subsidiary bank                                  -                 -             (5,000)
              Contribution of capital to subsidiary bank                  (1,500)               -                 -
                                                                       ----------        ----------        ----------

                      Net cash used in investing activities               (3,243)              (22)           (5,105)
                                                                       ----------        ----------        ----------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 14.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (CONTINUED)



                      CONDENSED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                           (DOLLARS IN THOUSANDS)

                                                                          1994            1993            1992
                                                                       ----------      ----------      ----------
             CASH FLOWS FROM FINANCING
              ACTIVITIES
              Proceeds from long-term debt                             $       -       $   1,412       $   3,000
              Repayment of long-term debt                                 (4,677)            (15)           (265)
              Proceeds from sale of stock, net of
              stock offering expense                                       8,324              -               -
              Purchase of treasury stock                                      -           (1,412)             (8)
              Dividends paid                                                (645)           (672)           (726)
                                                                       ----------      ----------      ----------

                    Net cash provided by (used in)
                      financing activities                                 3,002            (687)          2,001
                                                                       ----------      ----------      ----------

             Net increase (decrease) in cash                                 958             286            (319)

             Cash at beginning of year                                       349              63             382
                                                                       ----------       ---------      ----------
             Cash at end of year                                       $   1,307       $     349       $      63
                                                                       ==========      ==========      ==========
             SUPPLEMENTAL DISCLOSURE OF
              CASH FLOW INFORMATION
              Cash paid during the year for interest                   $     111       $     193       $      91