Form 10QSB
period 1995-03-31
ABC BANCORP
filed 1995-05-15
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                  FORM 10-QSB

(MARK ONE)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                                --------------

                                       OR

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER:  0-16181
                         -------

                                 ABC BANCORP
      -------------------------------------------------------------
        (Exact name of regisrtant as specified in its charter)

            GEORGIA                                         58-1456434
    --------------------------                        -----------------------
    (STATE OF INCORPORATION)                           (IRS EMPLOYER ID NO.)


                  310 FIRST STREET, SE  MOULTRIE, GA 31768
                 ------------------------------------------
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                              (912)890-1111
                       ---------------------------------
                        (REGISTRANT'S TELEPHONE NUMBER)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X   NO
                                               -----    -----



THERE WERE 2,514,575 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1995.

                                  ABC BANCORP
                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1995

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Statements of Financial Condition

          -    Consolidated Balance Sheets                              3

          -    Consolidated Statements of Income                        4

          -    Consolidated Statements of Cash Flows                    5-6

          -    Note to Consolidated Financial Statements                7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 8-11


PART II - OTHER INFORMATION

ITEM 3.   Submission of Matters to a Vote of
          Securities Holders                                            12

ITEM 6.   Exhibits and Reports on Form 8-k                              12

SIGNATURES

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

________________________________________________________________________________

ASSETS                                                                 1995
- - - - - - ------                                                           ---------------
Cash and due from banks                                                 $16,502
Securities available for sale, at fair value                              2,680
Securities held for investment, at cost (fair value $43,832)             43,535
Federal funds sold                                                       23,515
Loans                                                                   195,387
Less allowance for loan losses                                            3,970
                                                                 ---------------
         Loans, net                                                     191,417
                                                                 ---------------
Premises and equipment, net                                               7,188
Other assets                                                              9,105
                                                                 ---------------
                                                                       $293,942
                                                                 ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
- - - - - - ------------------------------------
Deposits
 Noninterest-bearing demand                                             $42,733
  Interest-bearing demand                                                57,567
  Savings                                                                22,545
  Time, $100,000 and over                                                34,315
  Other time                                                             99,374
                                                                 ---------------
      Total deposits                                                    256,534
Federal funds purchased and securities sold
 under repurchase agreements                                              1,558
Accrued interest and other liabilities                                    4,599
                                                                 ---------------
      Total liabilities                                                 262,691
                                                                 ---------------
COMMITMENTS AND CONTINGENT LIABILITIES


STOCKHOLDERS' EQUITY
 Common stock par value $1; 3,000,000 shares
 authorized, 2,697,987 issued and 1,950,487 shares issued                 2,698
 Capital surplus                                                         17,728
 Retained earnings                                                       12,530
 Unrealized gain (losses) on securities available for sale                  (25)
                                                                 ---------------
                                                                         32,931
 Less cost of 183,412 shares acquired for the treasury stock             (1,680)
                                                                 ---------------
     Total stockholders' equity                                          31,251
                                                                 ---------------
                                                                       $293,942
                                                                 ===============

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

________________________________________________________________________________

                                                                              1995                        1994
                                                                         ---------------           ------------------
INTEREST INCOME
 Income and fees on loans                                                       $5,176                        $3,962
 Interest on taxable securities                                                    516                           452
 Interest on nontaxable securities                                                 133                           163
 Interest on deposits in other banks                                                18                            26
 Interest on Federal funds sold                                                    314                           209
                                                                         --------------            ------------------
                                                                                 6,157                         4,812
                                                                         --------------            ------------------
INTEREST EXPENSE
 Interest on deposits                                                            2,291                         1,770
 Interest on securities sold under repurchase agreements
 and other borrowings                                                               57                            78
                                                                         --------------            ------------------
                                                                                 2,348                         1,770
                                                                         --------------            ------------------

       Net interest income                                                       3,809                         3,042
PROVISION FOR LOAN LOSSES                                                          108                           207
                                                                         --------------            ------------------
       Net interest income after provision for loan losses                       3,629                         2,835
                                                                         --------------            ------------------

OTHER INCOME
 Service  charges on deposit accounts                                              602                           553
 Other service charges, commisions and fee                                         229                           224
 Other                                                                              55                            69
                                                                         --------------            ------------------
                                                                                   886                           846
                                                                         --------------            ------------------

OTHER EXPENSE
 Salaries and employee benefits                                                  1,519                         1,446
 Equipment expense                                                                 278                           241
 Occupancy expense                                                                 231                           215
 Amortization of intangible assets                                                  79                            87
 Data processing fees                                                               85                            89
 Directors fees                                                                     28                            24
 FDIC premiums                                                                     145                           141
 Other operating expenses                                                          635                           648
                                                                         --------------            ------------------
                                                                                 3,000                         2,891
                                                                         --------------            ------------------

       Income before income taxes                                                1,515                           790

Applicable income taxes                                                            487                           194
                                                                         --------------            ------------------

       NET INCOME                                                               $1,028                          $596
                                                                         ==============           ===================

Income per common share                                                          $0.41                         $0.38
                                                                         ==============           ===================
Average shares outstanding                                                   2,514,575                     1,767,075

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         ABC BANCROP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

________________________________________________________________________________

                                                                                   1995                           1994
                                                                          --------------------           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                            $1,028                           $518
                                                                          --------------------           --------------------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                                           199                            159
   Provision for loan losses                                                              180                            207
   Amortization of intangible assets                                                       67                             82
   Other prepaids, deferrals and accruals, net                                           (941)                           223
                                                                          --------------------           --------------------
     Total adjustments                                                                   (495)                           671
                                                                          --------------------           --------------------
     Net cash provided by (used in) operating activities                                  533                          1,189
                                                                          -------------------            --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities of securities held
  for investments                                                                       3,928                          3,679
 Purchase of securities available for sale                                             (3,607)                           --
 Purchase of securities held for investment                                               --                          (3,487)
 (Increase) decrease in interest-bearing
   deposits in bank                                                                       --                               7
 Increase (decrease) in Federal funds sold                                             (1,663)                        11,770
 (Increase) decrease in loans                                                          (3,510)                       (10,801)
 Purchase of premises and equipment                                                      (217)                           (50)
                                                                          --------------------           --------------------
     Net cash provided by (used in investing activities                                (5,069)                         1,118
                                                                          --------------------           --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                      (20)                        (4,292)
 Net increase (decrease) in repurchase
  agreements                                                                           (1,198)                          (714)
 Repayment of long-term debt                                                            2,000                            --
 Dividends paid                                                                          (239)                           --
                                                                          --------------------           --------------------
      Net cash provided by (used in) financing activities                                 543                         (5,006)
                                                                          --------------------           --------------------

                         ABC BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

________________________________________________________________________________

                                                             1995                1994
                                                        ----------------    ----------------
Net increase (decrease) in cash and due from banks              ($3,993)            ($2,699)

Cash and due from banks at beginning of quarter                  20,495              16,994
                                                        ----------------    ----------------

Cash and due from banks at end of quarter                       $16,502             $14,295
                                                        ================    ================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

 -------------------------------------------------------------------------------
 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity management involves matching the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, with the ability of ABC Bancorp and its subsidiaries (the "Company", collectively) to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly- amortizing loans. Another source of liquidity is the repayment of maturing single-payment loans. Also, the Company maintains relationships with correspondent banks from which it could borrow funds on short notice, if necessary.

     The liquidity and capital resources of the subsidiary banks (the "Banks") are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at March 31, 1995 were considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in its liquidity. At March 31, 1995, the Company's capital asset ratios were considered adequate based on guidelines established by regulatory authorities. Total capital of the Company amounted to $31.5 million and $20.3 million at March 31, 1995 and 1994, respectively, an increase of $11.2 million. This increase was mostly the result of net proceeds of $8.3 million (after deducting stock issuance costs) from a public offering of the Company's common stock. At March 31, 1995, there were no outstanding commitments for major capital expenditures.

RESULTS OF OPERATIONS

     The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Banks' ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets.

     Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits, of which approximately 17% are noninterest-bearing. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds. For comparative and analytical purposes, tax-exempt income and resultant yields are restated on a taxable-equivalent basis which is comparable to all other taxable investments.

     The net interest margin increased by 17.1% to 5.68% in March 1995 as compared to 4.85% in 1994. Net interest income on a taxable-equivalent basis was $3.9 million during the three months ended March 31, 1995 as compared to $3.0 million during the three months ended March 31, 1994, representing an increase of 27.2%.

     Average interest-earning assets were $257.1 million and   $233.2 million
for the quarters ended March 31, 1995 and 1994, respectively, an increase of $23.9 million. In comparing the two quarters, average loans increased by $27.9 million, average investments increased by $.1 million and average Federal funds sold decreased by $4.1 million. The increase in average interest-earning assets was funded by an increase in average deposits of $18.5 million, or 7.8%, to $255.3 million during the quarter ended March 31, 1995 from $236.8 million during the same quarter a year earlier. Approximately 17% of average deposits during the quarter ended March 31, 1995 were noninterest-bearing, compared to 16% during the quarter ended March 31, 1994.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management has recognized as requiring special attention.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $180,000 and $207,000 during the quarters ended March 31, 1995 and 1994, respectively, a decrease of $27,000 or 15%. Recoveries, net of chargeoffs, amounted to $33,000 for the quarter ended March 31, 1995. This represents an improvement of $95,000 over the $62,000 net chargeoffs recorded during the quarter ended March 31, 1994. The decrease in loan charge-offs during the most recent period ended resulted from an improvement in the quality of the collateral held as security on loans and the ability of creditors to service their debt.

     At March 31, 1995, the allowance for loan losses was 2.07% of total loans outstanding as compared to an allowance of 2.20% of total loans at March 31, 1994. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the quarter-end allowance for loan losses adequate to cover potential losses in the loan portfolio.

     Following is a comparison of noninterest income for the quarters ended March 31, 1995 and 1994 (DOLLARS IN THOUSANDS).

                                                             MARCH 31,
                                                             ---------
                                                      1995               1994
                                                      ----               ----
     Service charges on deposit
      accounts                                       $ 712              $ 558
     Other service charges,
      commissions & fees                               120                117
     Other income                                       54                170
                                                      -----              ----
                                                     $ 886              $ 845
                                                      =====              ====

     The most significant increase in noninterest income, when comparing the two quarters ended March 31, 1995 and March 31, 1994, was an increase in service charges on deposit accounts of $154,000 or 27.6%. This increase resulted mainly from an increase in average deposits of $18,485,530 during the quarter ended March 31, 1995 as compared to the same quarter a year ago. Also, contributing to this increase was an increase in service charge fees to customers that was effective for only part of first quarter 1994.

     Following is an analysis of noninterest expense for the quarters ended March 31, 1995 and 1994 (DOLLARS IN THOUSANDS).

                                                            MARCH 31,
                                                            ---------
                                                     1995             1994
                                                     ----             ----
     Salaries and employee benefits                $ 1,519          $  1,446
     Occupancy and equipment expense                   509               407
     Deposit insurance premium                         145               141
     Data processing fees                              337               262
     Other expense                                     490               635
                                                     -----             -----
                                                   $ 3,000          $  2,891
                                                     =====             =====

     Salaries and employee benefits increased $73,000, or 5.1% during the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994. Salaries increased $45,000; bonuses increased $13,000; employee benefits increased $8,000; and taxes withheld increased $7,000. Year-end bonuses are based on net income. As a result of the increased net income for the quarter ended March 31, 1995 as compared to the same quarter a year earlier, the bonus accrual was higher.

     Average total assets increased $27.1 million or 10.3% to $289.0 million in March 1995 as compared to $261.9 million in March 1994. The increase in average total assets was accompanied by an increase in average deposits of $18.5 million or 7.8%.

     Average total assets of the Company were $289.0 million and $261.9 million at March 31, 1995 and 1994, respectively, an increase of $27.1 million or 10.4%.

     Following is a detail of the components of net income during the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994 (DOLLARS IN THOUSANDS).

                                                                 Increase
                                        MARCH 31,               (Decrease)
                                        ---------                 in Net
                                  1995             1994           Income
                                  ----             ----           ------
 Net interest income             $3,809           $2,964         $   845
 Provision for loan losses          180              207              27
 Other income                       886              846              40
 Other expense                    3,000            2,891            (109)
                                 ------           ------         --------
  Income before income
     taxes                        1,515              712             803
 Applicable income taxes            487              194             293
                                 ------           ------           -----

     Net Income                  $1,028           $  518         $   510
                                 ======            =====          ======

PART II - OTHER INFORMATION

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          There were no matters submitted to a vote of securities holders during the quarter ended March 31, 1995.





ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed in accordance with Item 601 of Regulation S-B

          27   Financial Data Schedule

(b) The Company has not filed any reports on Form 8-k with the Securities and Exchange Comission during the three months ended March 31, 1995

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                             ABC BANCORP

      5/11/95                            /s/ W. EDWIN LANE, JR.
- - - - - - -------------------                      --------------------------------------
        DATE                                 W. EDWIN LANE, JR.
                                             EXECUTIVE VICE PRESIDENT &
                                             CHIEF FINANCIAL OFFICER
                                             (Duly authorized officer and
                                              principal financial/accounting
                                              officer)