Form 10QSB
period 1995-06-30
ABC BANCORP
filed 1995-08-09
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                  FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995
                                          -------------

                                       OR

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-16181
                          -------

                        ABC BANCORP
-------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

           GEORGIA                            58-1456434
-------------------------------           -------------------
    (State of incorporation)             (IRS Employer ID No.)

          310 FIRST STREET, SE  MOULTRIE, GA 31768
          -----------------------------------------
          (Address of principal executive offices)

                        (912)890-1111
                        -------------
                (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No
                                               ---   ---


There were 2,514,575 shares of Common Stock outstanding as of June 30, 1995.

                                  ABC BANCORP
                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                         Page
-----                                                        ----

1.   Financial Statements

          Consolidated Statements of Financial Condition        3

          Consolidated Statements of Income                 4 - 5

          Consolidated Statements of Cash Flows             6 - 7

          Notes to Consolidated Financial Statements            8

2.  Management's Discussion and Analysis of Financial      9 - 13
     Condition and Results of Operations


PART II - OTHER INFORMATION

3.  Submission of Matters to a Vote of Securities Holders      14

6.  Exhibits and Reports N Form 8-K                            15


     Signatures                                                16

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 1995
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  1995
                                                                               ----------
Cash and due from banks
Securities available for sale, at fair value                                       8,386
Securities held for investment, at cost (fair value $39,133)                      39,096
Federal funds sold                                                                10,870

Loans                                                                            208,334
Less allowance for loan losses                                                     4,097
                                                                                --------
               Loans, net                                                        204,237
                                                                                --------

Premises and equipment, net                                                        7,155
Other assets                                                                      10,207
                                                                                --------
                                                                                $300,301
                                                                                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits
  Noninterest-bearing demand                                                    $ 42,189
   Interest-bearing demand                                                        54,966
   Savings                                                                        22,773
   Time, $100,000 and over                                                        34,409
   Other time                                                                    103,994
                                                                                --------
          Total deposits                                                         258,331
Federal funds purchased and securities sold
  under repurchase agreements                                                        649
Accrued interest and other liabilities                                             9,181
                                                                                --------
          Total liabilities                                                      268,161
                                                                                --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Common stock, par value $1;  3,000,000 shares
  authorized, 2,697,987 issued and 1,950,487 shares issued                         2,698
  Capital surplus                                                                 17,728
  Retained earnings                                                               13,309
  Unrealized gain (losses) on securities available for sale                           85
                                                                                --------
                                                                                  33,820
  Less cost of 183,412 shares acquired for the treasury                           (1,680)
                                                                                --------
          Total stockholders' equity                                              32,140
                                                                                --------
                                                                                $300,301
                                                                                ========

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                  1995                1994
                                                                               ---------          ---------
INTEREST INCOME
  Income and fees on loans                                                        $5,618             $4,288
  Interest on taxable securities                                                     556                477
  Interest on nontaxable securities                                                  136                160
  Interest on deposits in other banks                                                 33                 35
  Interest on Federal funds sold                                                     261                166
                                                                               ---------          ---------
                                                                                   6,604              5,126
                                                                               ---------          ---------

INTEREST EXPENSE
  Interest on deposits                                                             2,548              1,842
  Interest on securities sold under repurchase agreements
    and other borrowings                                                              78                 83
                                                                               ---------          ---------
                                                                                   2,626              1,925
                                                                               ---------          ---------

                 Net interest income                                               3,978              3,201
PROVISION FOR LOAN LOSSES                                                            180                206
                                                                               ---------          ---------
                Net interest income after provision for loan losses                3,798              2,995
                                                                               ---------          ---------

OTHER INCOME
  Service charges on deposit accounts                                                625                618
  Other service charges, commissions and fees                                        124                 72
  Other                                                                               44                 55
                                                                               ---------          ---------
                                                                                     793                745
                                                                               ---------          ---------

OTHER EXPENSE
  Salaries and employee benefits                                                   1,586              1,465
  Equipment expense                                                                  272                237
  Occupancy expense                                                                  231                220
  Amortization of intangible assets                                                   80                 87
  Data processing fees                                                               100                148
  Directors fees                                                                     127                121
  FDIC premiums                                                                      146                141
  Other operating expenses                                                           527                352
                                                                               ---------          ---------
                                                                                   3,069              2,771
                                                                               ---------          ---------

            Income before income taxes                                             1,522                969

Applicable income taxes                                                              492                303
                                                                               ---------          ---------

          NET INCOME                                                              $1,030               $666
                                                                               =========          =========


Income per common share                                                            $0.41              $0.33
                                                                               =========          =========

Average shares outstanding                                                     2,514,575          2,062,989


SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                     SIX MONTHS ENDED
                                                                                  1995               1994
                                                                               ---------          ---------
INTEREST INCOME
  Income and fees on loans                                                       $10,793             $8,250
  Interest on taxable securities                                                   1,072                929
  Interest on nontaxable securities                                                  269                323
  Interest on deposits in other banks                                                 51                 61
  Interest on Federal funds sold                                                     575                375
                                                                               ---------          ---------
                                                                                  12,760              9,938
                                                                               ---------          ---------

INTEREST EXPENSE
  Interest on deposits                                                             4,839              3,612
  Interest on securities sold under repurchase agreements
    and other borrowings                                                             135                161
                                                                               ---------          ---------
                                                                                   4,974              3,773
                                                                               ---------          ---------

                 Net interest income                                               7,786              6,165
PROVISION FOR LOAN LOSSES                                                            360                413
                                                                               ---------          ---------
                Net interest income after provision for loan losses                7,426              5,752
                                                                               ---------          ---------

OTHER INCOME
  Service charges on deposit accounts                                              1,228              1,172
  Other service charges, commissions and fees                                        353                296
  Other                                                                               99                124
                                                                               ---------          ---------
                                                                                   1,680              1,592
                                                                               ---------          ---------

OTHER EXPENSE
  Salaries and employee benefits                                                   3,105              2,887
  Equipment expense                                                                  550                479
  Occupancy expense                                                                  462                435
  Amortization of intangible assets                                                  159                174
  Data processing fees                                                               185                237
  Directors fees                                                                     155                145
  FDIC premiums                                                                      291                282
  Other operating expenses                                                         1,162              1,024
                                                                               ---------          ---------
                                                                                   6,069              5,663
                                                                               ---------          ---------

            Income before income taxes                                             3,037              1,681

Applicable income taxes                                                              979                497
                                                                               ---------          ---------

          NET INCOME                                                              $2,058             $1,184
                                                                               =========          =========


Income per common share                                                            $0.82              $0.62
                                                                               =========          =========

Average shares outstanding                                                     2,514,575          1,915,749

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                              1995      1994
                                                            --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $2,058    $1,184
                                                             -------   -------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                 412       319
    Provision for loan losses                                    360       413
    Amortization of intangible assets                            134       175
    Other prepaids, deferrals and accruals, net               (2,288)      213
                                                             -------   -------
      Total adjustments                                       (1,382)    1,120
                                                             -------   -------
      Net cash provided by (used in) operating activities        676     2,304
                                                             -------   -------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities held
    for investment                                             5,866     4,705
  Purchase of securities available for sale                   (6,703)      - -
  Purchase of securities held for investment                    - -     (3,487)
  (Increase) decrease in interest-bearing
    deposits in bank                                            - -        757
  (Increase)decrease in Federal funds sold                    10,982    16,890
  (Increase) decrease in loans                               (16,510)  (23,396)
  Purchase of premises and equipment                            (396)   (1,881)
                                                             -------   -------
      Net cash provided by (used in) investing activities     (6,761)   (6,412)
                                                             -------    ------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                          1,777        362
  Net increase (decrease) in repurchase
    agreements                                                (2,107)      (862)
  Sale of common stock, net of expense                           - -      8,514
  Incurr (Repayment) of long-term debt                         6,774     (4,662)
  Dividends paid                                                (503)      (406)
                                                             -------    -------
       Net cash provided by (used in) financing activities     5,941      2,946
                                                             -------    -------



                               ABC BANCORP AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED JUNE 30 1995 AND 1994
                                   (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)
--------------------------------------------------------------------------------

                                                            1995         1994
                                                          --------     --------

  Net increase (decrease) in cash and due from banks         ($144)     ($1,162)

  Cash and due from banks at beginning of quarter           20,494       16,994
                                                           -------      -------
  Cash and due from banks at end of quarter                $20,350      $15,832
                                                           =======      =======




SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

          Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the ABC Bancorp and subsidiaries (the "Company") to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. Also, the subsidiary banks (the "Banks") maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

            The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at June 30, 1995 were considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 1995, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. After recording an increase in capital of $84,616 for unrealized gains on securities, net of taxes, total capital increased during the second quarter of 1995 by $669,202. At June 30, 1995, total capital of the Company amounted to $32,139,528. At June 30, 1995, there were no outstanding commitments for any major capital expenditures.

RESULTS OF OPERATIONS

          The Company's results of operations is determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Banks' ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

          The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits, of which approximately 16% are noninterest-bearing. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yields on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable-equivalent basis.

          The net interest margin increased by 9.5% to 5.76% as compared to 5.26% during the six months ended June 30, 1995 and 1994, respectively. This increase in net interest margin was achieved by an increase of 10 basis points on average yield earned on interest-earning assets accompanied by a decrease of 6 basis points in average rate paid on interest-bearing liabilities. Net interest income on a taxable-equivalent basis was $7,925,000 as compared to $6,331,000 during the six months ended June 30, 1995 and 1994, respectively, representing an increase of 27.7%. Net interest income on a taxable-equivalent basis was $4,048,000 as compared to $3,283,000 during the three months ended June 30, 1995 and 1994, respectively, representing an increase of 23.3%.

          Average interest-earning assets increased by $34,463,000   to
$275,176,000 in June 1995 from $240,713,000 in June 1994.  Average loans increased by $24,840,000; average investments increased by $2,352,274; and average Federal funds sold decreased by $3,355,889. The increase in average interest-earning assets was funded by an increase in average deposits of $19,218,201 or 8.0% to $257,396,751 in June 1995 from $238,178,550 in June 1994.
Approximately 17% of the average deposits were noninterest-bearing deposits as of June 1995 as compared to 16% noninterest-bearing deposits as of June 1994.

          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

          The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $180,000 and $360,000 during the three and six months ended June 30, 1995 and $205,500 and $412,500 during the three and six months ended June 30, 1994. Charge-offs, net of recoveries, amounted to $16,000 net charge-offs and $40,000 net recoveries during the six months ended June 30, 1995 and 1994, respectively. The decrease in loan charge-offs in 1995 resulted from an improvement in the quality of the collateral held as security on loans and the ability of creditors to service their debt. The allowance for loan losses was 2.0% and 2.17% of total loans outstanding at June 30, 1995 and 1994, respectively, the determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the loan portfolio.

          Following is a comparison of noninterest income for the three and six months ended June 30, 1995 and 1994. (dollars in thousands)

                               THREE MONTHS ENDED      % INC
                               ------------------
                              June 1995    June 1994    (DEC)
                              ---------    ---------    -----

Service charges,(dep.acct.)        $625        $618      1.13%
Other service charges/fees          124          72     72.22%
Other income                         44          55    (20.00%)
                                 ------       -----    --------
                                   $793        $745      6.44%
                                 ======      ======    ========




                                SIX MONTHS ENDED        % INC
                                ----------------
                              June 1995    June 1994    (DEC)
                              ---------    ---------    -----

Service charges,(dep.acct.)      $1,228       $1,172     4.78%
Other service charges/fees          353          296    19.26%
Other income                         99          124   (20.16%)
                                 ------       ------    ------
                                 $1,680       $1,592     5.53%
                                 ======       ======    ======


The increase in service charges and fees for the six months ended June 30, 1995 is attributable to an increase in average deposits of $19,218,201 as compared to the six months ended June 30, 1994.

          Following is an analysis of noninterest expense for the three and six months ended June 30, 1995 and 1994. (dollars in thousands)

                                     THREE MONTHS ENDED         % INC
                                   ----------------------
                                   June 1995    June 1994       (DEC)
                                   ---------    ---------      ------

Salaries and employee benefits        $1,586       $1,465       8.26%
Occupancy and Equipment expense          503          457      10.07%
Deposit insurance premium                146          141       3.55%
Data processing fees                     100          148     (32.43%)
Other expense                            727          560      29.82%
                                      ------       ------     ------
                                      $3,069       $2,771      10.75%
                                      ======       ======     ======


                                       SIX MONTHS ENDED         % INC
                                    ----------------------
                                    June 1995    June 1994      (DEC)
                                    ---------    ---------     ------

Salaries and employee benefits         $3,105       $2,886      7.59%
Occupancy and Equipment expense         1,012          914     10.72%
Deposit insurance premium                 291          282      9.00%
Data processing fees                      845          758     11.48%
Other expense                             816          822     (0.73%)
                                       ------       ------     ------
                                       $6,069       $5,662      7.18%
                                       ======       ======     ======




          Salaries and employee benefits increased $219,000 during the six months ended June 30, 1995. Salaries increased $130,921; bonuses increased $40,441; and employee benefits increased $20,446.

          Following is a condensed summary of net income during the three and six months ended June 30, 1995 and 1994. (dollars in thousands)



                                THREE MONTHS ENDED        INC
                                ------------------
                              June 1995    June 1994     (DEC)
                              ---------    ---------     -----

Net interest income              $3,978       $3,201     $777
Provision for loan losses           180          205       25
Other income                        793          745       48
other expense                     3,069        2,771      298
                                 ------       ------     ----
     Income before income
     taxes and cumulative
     effect of change in
     accounting                   1,522          969      552
Applicable income taxes             492          303      189
                                 ------       ------     ----
Net Income                       $1,030       $  666     $363
                                 ======       ======     ====

                                 SIX MONTHS ENDED        INC
                                 ----------------
                              June 1995    June 1994    (DEC)
                              ---------    ---------  -------

Net interest income              $7,786       $6,165   $1,621
Provision for loan losses           360          412       52
Other income                      1,680        1,591       89
other expense                     6,069        5,663      406
                                 ------       ------   ------
     Income before income
     taxes and cumulative
     effect of change in
     accounting                   3,037        1,681    1,356
Applicable income taxes             979          497      482
                                 ------       ------   ------
Net Income                       $2,058       $1,184   $  874
                                 ======       ======   ======


PART II - OTHER INFORMATION


Item 3.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Annual Meeting of the Shareholders of the Company was held on April 18, 1995. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares outstanding,net of 183,412 shares held for the treasury amounted to 2,514,575.
A total of 1,385,921 shares (55%) were represented by shareholders in attendance or by proxy. By a vote of 1,373,171 for, 6,050 against and 6,700 abstaining, the following directors were elected to serve one year until the next annual meeting:

          J. Raymond Fulp           Joseph C. Parker
          Kenneth J. Hunnicutt      Eugene M. Vereen, Jr.
          Willard Lasseter          Doyle Weltzbarker
          Henry Wortman             Hal Lynch
          Bobby R. Lindsey

         By a vote of 1,333,125 for, 26,864 against and 25,932 abstaining, the shareholders approved an amendment to the Company's Articles of Incorporation to provide therein for an increase to 10,000,000 shares of common stock, $1.00 par value, in one or more series with voting rights as determined by the Board of Directors, and the creation of 5,000,000 shares of "Blank Check" Preferred Stock.

         The Common Stock may be created and issued from time to time in one or more series with voting rights for each series as determined by the Board of Directors of the Company and set forth in the resolution or resolutions providing for the creation and issuance of the stock in such series. The Preferred Stock may be created and issued from time to time in one or more series with such designations, preferences, limitations, conversion rights cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as determined by the Board of Directors of the Company and set forth in the resolution or restrictions providing for the creation and issuance of the stock in such series.

Item 6.  Exhibits and Reports N Form 8-K

A.   Exhibits - None.

B. There have been no reports filed on Form 8-K for the quarter ended June 30, 1995.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP


-----------------------          -------------------------------------
        DATE                      W. EDWIN LANE, JR.
                                  EXECUTIVE VICE PRESIDENT &
                                  CHIEF FINANCIAL OFFICER
                                  (Duly authorized officer and
                                    principal financial/accounting
                                    officer)