Form 10QSB
period 1995-09-30
ABC BANCORP
filed 1995-11-13
CIK 351569

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                  FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
                                              ------------------

                                       OR

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-16181
                          -------


                                  ABC BANCORP
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                  GEORGIA                              58-1456434
         -------------------------------          ---------------------
            (State of incorporation)              (IRS Employer ID No.)

                   310 FIRST STREET, SE  MOULTRIE, GA 31768
                   -----------------------------------------
                   (Address of principal executive offices)

                                 (912)890-1111
                        -------------------------------
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

There were 3,352,525 shares of Common Stock outstanding as of September 30, 1995.

                                  ABC BANCORP
                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                         Page
-----                                                        ----

1.   Financial Statements

          Consolidated Statements of Financial Condition        3

          Consolidated Statements of Income                 4 - 5

          Consolidated Statements of Cash Flows             6 - 7

          Notes to Consolidated Financial Statements            8

2.  Management's Discussion and Analysis of Financial      9 - 13
    Condition and Results of Operations


PART II - OTHER INFORMATION

3.  Submission of Matters to a Vote of
    Securities Holders                                         14

6.  Exhibits and Reports on Form 8-K                           14


     Signatures                                                15

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 1995
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

------------------------------------------------------------------------------

                                                                  1995
                                                                --------
Cash and due from banks                                         $ 18,540
Securities available for sale, at fair value                      11,545
Securities held for investment, at cost (fair value $35,917)      35,858
Federal funds sold                                                19,630

Loans                                                            215,073
Less allowance for loan losses                                     4,216
                                                                --------
               Loans, net                                        210,857
                                                                --------
Premises and equipment, net                                        7,011
Other assets                                                      10,527
                                                                --------
                                                                $313,968
                                                                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits
  Noninterest -bearing demand                                    $41,736
  Interest-bearing demand                                         60,690
  Savings                                                         22,866
  Time, $100,000 and over                                         36,513
  Other time                                                     109,333
                                                                --------
          Total deposits                                         271,138
Federal funds purchased, securities sold
  under repurchase agreements and other borrowings                 2,159
Other liabilities                                                  7,764
                                                                --------
          Total liabilities                                      281,061
                                                                --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Common stock,par value $1; 10,000,000 shares
    authorized, 3,597,074 issued                                   3,597
  Capital surplus                                                 16,826
  Retained earnings                                               14,099
  Unrealized gains (losses) on securities available for sale,
    net of taxes                                                      65
                                                                --------
                                                                  34,587
  Less cost of 244,549 shares acquired for the treasury           (1,680)
                                                                --------
          Total stockholders' equity                              32,907
                                                                --------
                                                                $313,968
                                                                ========

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                            1995         1994
                                                                           ------       ------
INTEREST INCOME
  Income and fees on loans                                                 $5,861       $4,681
  Interest on taxable securities                                              576          450
  Interest on nontaxable securities                                           126          146
  Interest on deposits in other banks                                          30           51
  Interest on Federal funds sold                                              246          141
                                                                           ------       ------
                                                                            6,839        5,469
                                                                           ------       ------
INTEREST EXPENSE
  Interest on deposits                                                      2,745        1,960
  Interest on federal funds purchased, securities sold
    under repurchase agreement and other borrowings                           121           31
                                                                           ------       ------
                                                                            2,866        1,991
                                                                           ------       ------
                 Net interest income                                        3,973        3,478
PROVISION FOR LOAN LOSSES                                                     206          191
                                                                           ------       ------
                Net interest income after provision for loan losses         3,767        3,287
                                                                           ------       ------
OTHER INCOME
  Service charges on deposit accounts                                         693          626
  Other service charges, commisions and fees                                  104           86
  Other                                                                        70           51
                                                                           ------       ------
                                                                              867          763
                                                                           ------       ------
OTHER EXPENSE
  Salaries and employee benefits                                            1,593        1,409
  Equipment expense                                                           165          263
  Occupancy expense                                                           406          230
  Amortization of intangible assets                                            79           68
  Data processing fees                                                         92           94
  Directors fees                                                               80           73
  FDIC premiums                                                               (15)         138
  Other operating expenses                                                    568          395
                                                                           ------       ------
                                                                            2,968        2,670
                                                                           ------       ------
            Income before income taxes                                      1,666        1,380

Applicable income taxes                                                       539          412
                                                                           ------       ------
          NET INCOME                                                       $1,127         $968
                                                                           ======       ======

Income per common share                                                     $0.34        $0.29
                                                                            =====        =====
Average shares outstanding                                              3,352,525    3,352,525

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

------------------------------------------------------------------------------


                                                                          NINE MONTHS ENDED
                                                                            1995       1994
                                                                          -------     -------
INTEREST INCOME
  Income and fees on loans                                                $16,653     $12,931
  Interest on taxable securities                                            1,648       1,379
  Interest on nontaxable securities                                           395         469
  Interest on deposits in other banks                                          81         113
  Interest on Federal funds sold                                              821         515
                                                                          -------     -------
                                                                           19,598      15,407
                                                                          -------     -------
INTEREST EXPENSE
  Interest on deposits                                                      7,584       5,572
  Interest on federal funds purchased, securities sold
    under repurchase agreements and other borrowings                          256         192
                                                                          -------     -------
                                                                            7,840       5,764
                                                                          -------     -------
                Net interest income                                        11,758       9,643
PROVISION FOR LOAN LOSSES                                                     566         603
                                                                          -------     -------
                Net interest income after provision for loan losses        11,192       9,040
                                                                          -------     -------
OTHER INCOME
  Service charges on deposit accounts                                       1,921       1,798
  Other service charges, commissions and fees                                 457         382
  Other                                                                       169         173
                                                                          -------     -------
                                                                            2,547       2,353
                                                                          -------     -------
OTHER EXPENSE
  Salaries and employee benefits                                            4,698       4,295
  Equipment expense                                                           715         742
  Occupancy expense                                                           868         665
  Amortization of intangible assets                                           238         242
  Data processing fees                                                        277         331
  Directors fees                                                              235         218
  FDIC premiums                                                               276         420
  Other operating expenses                                                  1,730       1,419
                                                                          -------     -------
                                                                            9,037       8,332
                                                                          -------     -------
            Income before income taxes                                      4,702       3,061

Applicable income taxes                                                     1,518         909
                                                                          -------     -------
          NET INCOME                                                      $ 3,184     $ 2,152
                                                                          =======     =======

Income per common share                                                     $0.95       $0.76
                                                                           ======      ======
Average shares outstanding                                              3,352,525   2,823,160


SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

------------------------------------------------------------------------------


                                                                   1995            1994
                                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $  3,184        $  2,153
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                      637             487
    Provision for loan losses                                         566             603
    Amortization of intangible assets                                 201             259
    Other prepaids, deferrals and accruals, net                    (2,091)           (286)
                                                                 --------        --------
         Total adjustments                                           (687)          1,063
                                                                 --------        --------
         Net cash provided by (used in) operating activities        2,497           3,216
                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities held
    for investment                                                 10,784           5,797
  Purchase of securities available for sale                       (10,943)            --
  Purchase of securities held for investment                         (620)         (4,753)
  (Increase) decrease in interest-bearing
    deposits in bank                                                  --              257
  (Increase)decrease in Federal funds sold                          2,222          19,100
  (Increase) decrease in loans                                    (23,336)        (28,133)
  Purchase of premises and equipment                                 (478)         (1,972)
                                                                 --------        --------
         Net cash provided by (used in) investing activities      (22,371)         (9,704)
                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                              14,584           2,087
  Net increase (decrease) in repurchase
    agreements                                                       (597)           (935)
  Sale of common stock, net of expense                                 --           8,514
  Increase (decrease) of long-term debt                             4,774          (4,662)
  Cash purchase of fractional shares                                   (3)             --
  Dividends paid                                                     (838)           (646)
                                                                 --------        --------
         Net cash provided by (used in) financing activities       17,920           4,358
                                                                 --------        --------

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30 1995 AND 1994
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

------------------------------------------------------------------------------

                                                      1995            1994
                                                     -------         -------
Net increase (decrease) in cash and due from banks   $(1,954)        $(2,130)

Cash and due from banks at beginning of year          20,494          16,994
                                                     -------         -------

Cash and due from banks at end of quarter            $18,540         $14,864
                                                     =======         =======





SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.



NOTE 2.  STOCKHOLDERS' EQUITY

As of July 17, 1995, a 4-for-3 stock split in the form of a Common Stock dividend on the outstanding shares of the Company's Common Stock became effective. Fractional shares were paid in cash. All per share information reflects retroactively this stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

            The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 1995 were considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 1995, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. After recording an increase in capital of $20,032 for unrealized gains on securities, net of taxes, total capital increased during the third quarter of 1995 by $766,893. At September 30, 1995, total capital of the Company amounted to $32,906,421. At September 30, 1995, there were no outstanding commitments for any major capital expenditures.

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

          The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits,(of which approximately 16% are noninterest-bearing) and borrowings such as Federal funds purchased, securities sold under repurchase agreements and Federal Home Loan Bank advances. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yields on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable-equivalent basis.

          The net interest margin was 5.92% and 5.48% during the nine months ended September 30, 1995 and 1994, respectively, an increase of 8.3%. This increase in net interest margin was achieved by an increase of 10 basis points on average yield earned on interest-earning assets accompanied by a decrease of 6 basis points in average rate paid on interest-bearing liabilities. Net interest income on a taxable-equivalent basis was $11,962,000 as compared to $9,885,000 during the nine months ended September 30, 1995 and 1994, respectively, representing an increase of 21.0%. Net interest income on a taxable-equivalent basis was $4,038,000 as compared to $3,553,000 during the three months ended September 30, 1995 and 1994, respectively, representing an increase of 13.7%.

          Average interest-earning assets increased by $23,668,000   to
$264,620,000 during the nine months ended September 30, 1995 from $240,952,000 during the nine months ended September 30, 1994. Average loans increased by $24,410,000; average investments increased by $2,713,941; and average Federal funds sold decreased by $536,900. The increase in average interest-earning assets was funded by an increase in average deposits of $20,724,000 or 8.6% to $260,618,000 during the nine months ended September 30, 1995 from $239,894,000 during the nine months ended September 30, 1994. Approximately 16% of the average deposits were noninterest-bearing during the nine months ended September 30, 1995 as compared to 16% during the nine months ended September 30, 1994.

          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

          The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $206,000 and $566,000 during the three and nine months ended September 30, 1995 and $191,000 and $603,000 during the three and nine months ended September 30, 1994. Charge-offs, net of recoveries, amounted to $57,000 and $44,000 during the nine months ended September 30, 1995 and 1994, respectively. The allowance for loan losses was 2.0% and 2.3% of total loans outstanding at September 30, 1995 and 1994, respectively. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the quarter-end allowance for loan losses adequate to cover potential losses in the loan portfolio.


          Following is a comparison of noninterest income for the three and nine months ended September 30, 1995 and 1994. (dollars in thousands)


                                THREE MONTHS ENDED
                              ----------------------    % INC
                              Sept 1995    Sept 1994    (DEC)
                              ---------    ---------   ------
Service charges on deposits     $693        $626       10.70%
Other service charges & fees     104          86       20.93%
Other income                      70          51       37.25%
                                ----        ----       ------
                                $867        $763       13.63%
                                ====        ====       ======



                                 NINE MONTHS ENDED
                              ----------------------   % INC
                              Sept 1995    Sept 1994   (DEC)
                              ---------    ---------   -----

Service charges on deposits    $1,921       $1,798      6.84%
Other service charges & fees      457          382     19.63%
Other income                      169          173     (2.31%)
                               ------       ------     ------
                               $2,547       $2,353      8.24%
                               ======       ======     ======


The increase in service charges on deposits for the nine months ended September 30, 1995 is attributable to an increase in average deposits of $20,724,000 as compared to the nine months ended September 30, 1994. The increase in other service charges and fees is attributable to an increase in the volume of loans.


          Following is an analysis of noninterest expense for the three and nine months ended September 30, 1995 and 1994. (dollars in thousands)

                                                     THREE MONTHS ENDED
                                                   ----------------------     % INC
                                                    Sept 1995   Sept 1994     (DEC)
                                                   ----------- -----------  ---------

Salaries and employee benefits                        $1,593      $1,409      13.06%
Occupancy and equipment expense                          571         493      15.82%
Deposit insurance premium                                (15)        138    (110.13%)
Data processing fees                                      92          94      (2.13%)
Other expense                                            728         536      35.82%
                                                      ------      ------    -------
                                                      $2,968      $2,670      11.16%
                                                      ======      ======    =======


                                                      NINE MONTHS ENDED
                                                   ----------------------     % INC
                                                    Sept 1995   Sept 1994     (DEC)
                                                   ----------- -----------  --------

Salaries and employee benefits                        $4,698      $4,295      9.38%
Occupancy and equipment expense                        1,583       1,407     12.51%
Deposit insurance premium                                276         420    (34.29%)
Data processing fees                                     277         331    (16.31%)
Other expense                                          2,203       1,879    (17.24%)
                                                      ------      ------    -------
                                                      $9,037      $8,332      8.46%
                                                      ======      ======    =======

          Salaries and employee benefits for the nine months ended September 30, 1995 was $403,000 higher than during the same period in 1994. Salaries increased $210,715; bonuses increased $78,431; and employee benefits increased $114,030.

          Following is a condensed summary of net income during the three and nine months ended September 30, 1995 and 1994. (dollars in thousands)

CAPTION>

                                      THREE MONTHS ENDED
                                     --------------------    INC
                                     Sept 1995  Sept 1994   (DEC)
                                     ---------  ---------  -------
Net interest income                    $3,973    $3,478     $495
Provision for loan losses                 206       191       15
Other income                              867       763      104
Other expense                           2,968     2,670      298
                                       ------    ------     ----
        Income before income
          taxes                         1,666     1,380      286
Applicable income taxes                   539       412      127
                                       ------    ------     ----
Net Income                             $1,127    $  968     $159
                                       ======    ======     ====



                                       NINE MONTHS ENDED
                                     --------------------   INC
                                     Sept 1995  Sept 1994  (DEC)
                                     ---------  --------- -------
Net interest income                   $11,758    $9,643   $2,115
Provision for loan losses                 566       603      (37)
Other income                            2,547     2,353      194
Other expense                           9,037     8,332      705
                                      -------    ------   ------
        Income before income
          taxes                         4,702     3,061    1,641
Applicable income taxes                 1,518       909      609
                                      -------    ------   ------
Net Income                            $ 3,184    $2,152   $1,032
                                      =======    ======   ======


PART II.  OTHER INFORMATION


ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no matters submitted to a vote of securities holders during the quarter ended September 30, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits - None.

B. There have been no reports filed on Form 8-K for the quarter ended September 30, 1995.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                            ABC BANCORP

November 9, 1995            /s/ W. Edwin Lane, Jr.
------------------          ----------------------------------------
        DATE                W. EDWIN LANE, JR.
                            EXECUTIVE VICE PRESIDENT &
                            CHIEF FINANCIAL OFFICER
                            (Duly authorized officer and
                            principal financial/accounting
                            officer)