Form 10-K
period 1995-12-31
ABC BANCORP
filed 1996-03-28
CIK 351569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1995

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

                     Common Stock, Par Value $1 Per Share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
 past 90 days.  Yes     X     No
                    ---------    _________

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1996, registrant had outstanding 3,379,192 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $38,004,800.

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

          On that date, American Banking Company ("American Bank") was merged with a subsidiary of ABC created for the purpose of organizing American Bank into a one-bank holding company structure. Since that time, American Bank has operated as a wholly-owned subsidiary of ABC.

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


AMERICAN BANK

          American Bank was incorporated on August 3, 1971 and operates a full-service banking business in Moultrie, Colquitt County, Georgia, providing such banking services as checking and savings accounts, various other types of time deposits and money transfers. As of December 31, 1995, American Bank ranked, on the basis of total deposits, as the smallest of three banks in Colquitt County.

          American Bank finances various commercial, agricultural and consumer transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. American Bank offers several credit card products to its customers. American Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. American Bank also offers individual trust services.

          At December 31, 1995, American Bank had correspondent relationships with eight other commercial banks in Georgia. American Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to American Bank such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, American Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

QUITMAN BANK

          Quitman Bank was founded on December 26, 1888, and operates a full-service banking business in Quitman and Brooks County, Georgia. On December 31, 1995, Quitman Bank ranked, on the basis of total deposits, as the largest of four banks in Brooks County.

          Among the services provided by Quitman Bank are checking accounts and savings accounts, certificates of deposit and money transfers. Quitman Bank finances a variety of agricultural, commercial and consumer transactions and also makes secured and unsecured loans, including loans secured by real estate, to individuals, firms and corporations and purchases installment obligations from retailers without recourse. Quitman Bank also offers several credit card products to its customers. Quitman Bank does not conduct trust activities.

          As of December 31, 1995, Quitman Bank had correspondent relationships with seven other commercial banks. Quitman Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to American Bank such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, American Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

THOMAS BANK

          Thomas Bank was incorporated in 1911 and operates a full service banking business in Coolidge, Thomasville and Thomas County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1995, Thomas Bank ranked, on the basis of total deposits, as the fifth largest of eight banks in Thomas County.

          Thomas Bank finances commercial, agricultural and consumer transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. Thomas Bank also offers several credit card products to its customers. Thomas Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Thomas Bank does not conduct trust activities.

          At December 31, 1995, Thomas Bank had a correspondent relationship with three other commercial banks. Thomas Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to Thomas Bank, such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Thomas Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

TIFTON BANK

          Tifton Bank was incorporated in 1945 and operates a full service banking business in Tifton and Tift County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1995, Tifton Bank ranked, on the basis of total deposits, as the third largest of six banks in Tift County.

          Tifton Bank finances commercial, agricultural and consumer transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. Tifton Bank also offers several credit card products to its customers. Tifton Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Tifton Bank does not conduct trust activities.

          At December 31, 1995, Tifton Bank had correspondent relationships with seven other commercial banks. Tifton Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to Tifton Bank, such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Tifton Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

CAIRO BANK

          Cairo Bank was incorporated in 1900 and operates a full-service banking business in Cairo and Grady County and Thomas County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1995, Cairo Bank ranked as the second largest of five banks in Grady County.

          Cairo Bank also finances commercial, agricultural and consumer transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. Cairo Bank offers several credit card products to its customers. Cairo Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Cairo Bank does not conduct trust activities.

          At December 31, 1995, Cairo Bank had correspondent relationships with five other commercial banks. Cairo Bank's principal correspondent is Georgia Bankers Bank, Atlanta, Georgia. These correspondent banks provide certain services to Cairo Bank, such as processing checks and other items, buying and selling Federal funds, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Cairo Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

MARKET AREA AND COMPETITION

          The Company's market area is a contiguous twelve-county area located within an approximately 60-mile radius of Moultrie in south central Georgia. I-75 runs through the Company's market area, which is bordered on the south by the Georgia-Florida state line. The Banks have offices in Colquitt County, Tift County, Thomas County, Brooks County and Grady County. As reported by the United States Bureau of Census, this five-county area had a population in 1990 of approximately 146,000.

          ABC's eleven banking facilities are located in communities whose economies are based primarily on agriculture, manufacturing and light industry. Textiles, meat processing and aluminum processing are among the leading manufacturing industries in the Company's market area, represented by such firms as Riverside Manufacturing Co., Sipco, Reynolds Metal Company, Tifton Manufacturing, Wells Aluminum, Inc., W. B. Roddenberry, Inc., Wright's Nursery and Flowers, Inc.

          The banking industry in Georgia is highly competitive. In recent years, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Each of the Banks faces strong competition in attracting deposits and making loans. Their most direct competition for deposits comes from other commercial banks, thrift institutions, credit unions and issuers of securities such as shares in money market funds. Interest rates, convenience of office locations and marketing are all significant factors in the Banks' competition for deposits.

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

                                                                                            APPROXIMATE
                                                                                              SQUARE
                    OFFICES                                        USED BY                    FOOTAGE
----------------------------------------                         --------------             -----------

310 First Street, S.E., Moultrie                                 ABC Bancorp                    7,000
225 South Main Street, Moultrie                                  American Bank                  9,000
1707 First Avenue, S.E., Moultrie                                American Bank                  5,500
137 Broad Street, Doerun                                         American Bank                  3,860
1000 West Screven Street, Quitman                                Quitman Bank                  11,530
Eastern Brooks County                                            Quitman Bank                   1,100
529 Pine Avenue, Coolidge                                        Thomas Bank                    4,000
113 E. Eighth Street, Tifton                                     Tifton Bank                    5,800
Second Street at Magnolia Avenue, Tifton                         Tifton Bank                    2,000
201 South Broad Street, Cairo                                    Cairo Bank                    10,000
12 East Depot Street, Meigs                                      Cairo Bank                     2,700
2242 East Pinetree Boulevard, Thomasville                        Thomas Bank                    3,000


EMPLOYEES

          At December 31, 1995, ABC Bancorp and its subsidiaries employed 182 full-time employees and 17 part-time employees. ABC Bancorp considers its relationship with its employees to be excellent.

          ABC has adopted a simplified employee pension plan covering substantially all employees. The Company and the Banks made contributions for all eligible employees in 1995. ABC also maintains a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. The Company's employees are not represented by any collective bargaining group.

               CERTAIN REGULATORY CONSIDERATIONS RELATING TO ABC

GENERAL

          As a bank holding company, ABC is subject to the regulation and supervision of the Federal Reserve Board and the Georgia Department of Banking and Finance (the "DBF"). The Subsidiary Banks are subject to supervision and examination by applicable state and Federal banking agencies, including the Federal Reserve Board and the FDIC. The Subsidiary Banks are also subject to various requirements and restrictions under Federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

          The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. I addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

          In addition, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of ABC and the Subsidiary Banks and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine ABC. ABC is an "affiliate" of the Subsidiary Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Subsidiary Banks to ABC; (ii) investments in the stock or securities of ABC by the Subsidiary Banks; (iii) the Subsidiary Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Subsidiary Banks to a borrower; and (iv) the purchase of assets from ABC by the Subsidiary Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

PAYMENT OF DIVIDENDS AND OTHER RESTRICTIONS

          ABC is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations under Federal and state law on the extent to which ABC's subsidiaries can pay dividends or otherwise supply funds to ABC.

          The principal source of ABC's cash revenues is dividends from its subsidiaries and there are certain limitations under Federal, Georgia and Georgia law on the payment of dividends by such subsidiaries. The prior approval of the Federal Reserve Board or the applicable state commissioner, as the case may be, is required if the total of all dividends declared by any state member bank of the Federal Reserve System in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The relevant Federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include ABC and the Subsidiary Banks (including Central Bank) from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

          Under Georgia law (which would apply to any payment of dividends by the Subsidiary Banks to ABC), the prior approval of the Georgia Commissioner of Banking and Finance is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%.

          Retained earnings of the Subsidiary Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $2.38 million as of December 31, 1995.

          In addition, the Subsidiary Banks are subject to limitations under
Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, ABC. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

CAPITAL ADEQUACY

          The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit, is 8%). At least half of the Total Capital is to be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of perpetual preferred stock, less goodwill ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

          In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines for a minimum ratio of Tier I Capital to total assets, less goodwill (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

          Effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a Bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with less amounts of capital.

          The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, all of the Subsidiary Banks are "well capitalized" institutions.

          The following table reflects the Company's and the Banks' compliance with regulatory capital requirements at December 31, 1995 on a consolidated basis:

                                 ACTUAL              REQUIRED                EXCESS
                           -------------------  ---------------------   ---------------------
                            AMOUNT    PERCENT    AMOUNT      PERCENT     AMOUNT      PERCENT
                           --------  ---------  --------    ---------   --------    ---------
                                                (DOLLARS IN THOUSANDS)
                           ------------------------------------------------------------------

Leverage capital           $33,260      10.37 %   $12,824      4.00 %   $20,436       6.37 %
Risk-based capital:
  Core capital              33,260      15.23       8,733      4.00      24,527      11.23
  Total capital             36,008      16.49      17,466      8.00      18,542       8.49

          Each Bank also met its individual regulatory capital requirements at December 31, 1995.

          A banking organization's qualifying total capital consists of two components: Tier I Capital (core capital) and Tier 2 Capital (supplementary capital). Tier 1 Capital is an amount equal to the sum of: (i) common shareholders' equity (including adjustments for any surplus or deficit); (ii) qualifying noncumulative perpetual preferred stock (plus, for bank holding companies, qualifying cumulative perpetual preferred stock in an amount up to 25% of Tier 1 Capital); and (iii) the minority interests in the equity accounts of consolidated subsidiaries.

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

SUPPORT OF SUBSIDIARY BANKS

          Under the Federal Reserve Board policy, ABC is expected to act as a source of financial strength to, and to commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such Federal Reserve Board policy, ABC may not be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

          As a result of the enactment of Section 206 of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1998 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulator assistance.

FDIC INSURANCE ASSESSMENTS

          The Subsidiary Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). Since 1989, the annual FDIC deposit insurance assessments increased from $.083 per $100 of deposits to a minimum level of $.23 per $100, an increase of 177 percent. The FDIC implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average $.259 per $100 of deposits.

          On August 8, 1995, the FDIC lowered the BIF premium for "healthy" banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On November 14, 1995, the FDIC again lowered the BIF premium for "healthy" banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, each of the Subsidiary Banks pay only the legally required annual minimum payment of $2,000 per year for insurance as of January 1996.

RECENT LEGISLATIVE AND REGULATORY ACTION

          On April 19,1995, the four Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulations contains three evaluation tests:
(i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low-and moderate-income areas or individuals; (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures were schedule to begin for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. Until the regulators release guidelines for examiners that interpret the rules, it is unclear what effect, if any, these regulations will have on ABC and the Subsidiary Banks. Congress and various Federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

          On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) over evidence of discrimination, when a lender blatantly discriminates on a prohibited basis; (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person; and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

          On September 23, 1994, President Clinton signed the Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements. On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amended Federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and to permit any interstate bank holding company to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or, alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Bill.

          In February 1996, the Georgia legislature adopted the "Georgia Interstate Branching Act," which when signed by the Governor, will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branch banks on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo bank branches which may be established will no longer be limited.

EXECUTIVE OFFICERS

          The following table sets forth certain information with respect to the executive officers of the Company.

     NAME, AGE AND            POSITION WITH THE           PRINCIPAL OCCUPATION FOR THE LAST FIVE
    TERM AS OFFICER              REGISTRANT                    YEARS AND OTHER DIRECTORSHIPS
----------------------     -----------------------    ---------------------------------------------
Willard E. Lasseter,       Chairman                   Chairman of the board of ABC Bancorp since 1995.
  66, Director since                                  Vice Chairman of the Board of ABC Bancorp from
  1982                                                1992 to 1995. Chairman of the Board since 1990 and
                                                      Director of American Bank since 1971. Mr. Lasseter
                                                      also served as Vice Chairman of the Board of
                                                      American Bank from 1984 to 1990. Mr. Lasseter also
                                                      serves as a Director of Cairo Bank and Thomas
                                                      Bank. Since 1959, Mr. Lasseter has owned and
                                                      operated Lasseter Tractor Company, a John Deere
                                                      dealership. He is also engaged in agricultural
                                                      operations.

Kenneth J. Hunnicutt;      President, Chief           Chief Executive Officer of ABC Bancorp since 1994
  59; Officer since 1981   Executive Officer and      and President since 1981. Mr. Hunnicutt served as
                           Director                   Senior President of American Bank from 1989 to
                                                      1991 and as President of American Bank from 1975
                                                      to 1989 and currently serves as a Director of each
                                                      of the Company's subsidiary banks. Mr. Hunnicutt
                                                      is the Chairman of the Board of Thomas Bank and
                                                      Cairo Bank.

W. Edwin Lane, Jr;         Executive Vice             Executive Vice President and Chief Financial
  42: Officer since        President and Chief        Officer of ABC Bancorp since January 1, 1995. Mr.
  January 1, 1995          Financial Officer          Lane served as Controller of First Liberty Bank,
                                                      Macon, Georgia from August 1992 to December 1994.
                                                      Mr. Lane was associated with Mauldin & Jenkins,
                                                      Certified Public Accountants, from 1985 to 1992,
                                                      where he served as an audit manager from 1989 to
                                                      1992.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1995.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) In May 1994, the Company sold 747,500 shares of the Company's common stock, par value $1.00 per share at a price of $12.25 per share pursuant to a registered public offering (the "Offering"). Simultaneous with the Offering, the common stock was approved for listing on the Nasdaq National Market System ("Nasdaq -NMS") under the symbol ABCB.

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


               Calendar Period                                         Bid Prices                   Cash
        -----------------------------                         -----------------------------       Dividends
                  1995                                            Low              High           Declared
        -----------------------------                         ------------    -------------     ------------
        First quarter                                        $         9     $       10-1/8    $     .07-1/2
        Second quarter                                              9-1/2            11-5/8          .07-1/2
        Third quarter                                              11-3/8            14-1/2             .10
        Fourth quarter                                             13-1/2            14-3/4             .10



               Calendar Period                                         Bid Prices                   Cash
        -----------------------------                         -----------------------------       Dividends
                  1994                                            Low              High           Declared
        -----------------------------                         ------------    -------------     ------------
        Second quarter                                       $      12-1/4   $       13-3/4    $     .07-1/4
        Third quarter                                               12-3/4              14           .07-1/4
        Fourth quarter                                                 12            13-3/4          .07-1/4

(b) As of March 1, 1996, there were approximately 800 holders of record of the Common Stock.

(c) The Company paid an annual dividend on its Common Stock of $.35 and $.29 per share for fiscal years 1995 and 1994, respectively.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL INFORMATION

          The following table presents selected consolidated financial information for the Company. The data set forth below are derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                  YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------------
                                                            1995           1994            1993            1992           1991
                                                         ----------     ----------      ----------      ----------     ----------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                                         ------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA:
  Total assets                                           $ 341,505      $ 292,799       $ 268,616       $ 259,386      $ 180,548
  Total loans                                              214,251        192,124         161,747         150,945        100,648
  Total deposits                                           300,988        256,869         238,225         234,470        158,543
  Investment securities                                     50,260         46,505          45,937          35,161         30,272
  Shareholders' equity                                      33,935         30,450          19,959          19,405         18,654
SELECTED INCOME STATEMENT DATA:
  Interest income                                        $  26,703      $  21,328       $  19,697       $  15,668      $  15,861
  Interest expense                                          10,673          7,828           7,732           6,692          8,457
                                                         ----------     ----------      ----------      ----------     ----------
           Net interest income                              16,030         13,500          11,965           8,976          7,404
  Provision for loan losses                                    848            638           1,191           1,129            451
  Other income                                               3,276          3,025           2,867           2,097          1,781
  Other expenses                                            12,228         11,547          10,535           8,030          6,677
                                                        -----------    -----------     -----------      ----------     ----------
  Income before tax                                          6,230          4,340           3,106           1,914          2,057
  Income tax expense                                         1,889          1,240             814             429            487
                                                        -----------    -----------     -----------      ----------     ----------
           Net income before cumulative effect               4,341          3,100           2,292           1,485          1,570
  Cumulative effect                                             -              -              346              -              -
                                                         ----------     ----------      ----------      ----------     ----------
           Net income                                    $   4,341      $   3,100       $   2,638       $   1,485      $   1,570
                                                         ==========     ==========      ==========      ==========     ==========
PER SHARE DATA:
  Net income before cumulative effect                    $    1.29      $    1.05       $    0.91       $    0.58      $    0.61
  Net income                                                  1.29           1.05            1.04            0.58           0.61
  Book value                                                 10.04           9.10            8.49            7.64           7.05
  Tangible book value                                         9.43           8.41            7.39            6.54           5.84
  Dividends                                                   0.35           0.29            0.29            0.29           0.26
PROFITABILITY RATIOS:
  Net income to average total assets                          1.43 %         1.15 %          1.03 %          0.78 %         0.92 %
  Net income to average stockholders'
    equity                                                   13.44          13.99           13.60            8.00           8.80
  Net interest margin                                         5.94           5.62            5.34            5.49           5.14
LOAN QUALITY RATIOS:
  Net charge-offs to average total loans                      0.16           0.25            1.02            0.91           0.24
  Reserve for loan losses to total loans
    and OREO                                                  1.99           1.96            2.20            2.64           1.25
  Nonperforming assets to total loans
    and OREO                                                  1.08           2.04            2.66            4.66           1.26
  Reserve for loan losses to nonperforming
    loans                                                      184             96             104              65            117
  Reserve for loan losses to total
    nonperforming assets                                       184             93              83              57             99

                                                                                  YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------------
                                                            1995           1994            1993            1992           1991
                                                         ----------     ----------      ----------      ----------     ----------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                                         ------------------------------------------------------------------------
LIQUIDITY RATIOS:
  Loans to total deposits                                      71 %           75 %            68 %            64 %           63 %
  Loans to average earnings assets                             78             78              70              89             67
  Noninterest-bearing deposits to
   total deposits                                              19             19              16              15             16
CAPITAL ADEQUACY RATIOS:
  Common stockholders' equity to
   total assets                                               9.9           10.4             7.4             7.5           10.3
  Total stockholders' equity to total assets                  9.9           10.4             7.4             7.5           10.3
  Dividend payout ratio                                        27             29              25              50             43

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          The liquidity and capital resources of the Company and the Banks are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at December 31, 1995 were considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonably anticipated immediate need for funds. At December 31, 1995, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During 1995, the Company increased its capital by $125,000, representing proceeds from exercise of common stock options. It also increased its capital by retaining net earnings of $3,162,000 after payment of dividends. After recording an increase in capital of $198,000 for unrealized gains on securities, net of taxes, total capital increased during 1995 by $3,485,000. At December 31, 1995, total capital of the Company amounted to $33,935,000.

          At December 31, 1995, there were no binding outstanding commitments for capital expenditures. However, the Company anticipates that expenditures of approximately $1,500,000 will be required for expansion or relocation of properties which it plans to implement in 1996 in order to serve its customers and meet the needs of the citizens in the communities served by its Banks. In addition, the Company has entered into definitive merger agreements for the acquisition of two bank holding companies in early 1996, pending approval by regulatory authorities and shareholders of the companies being acquired. It is expected that approximately $6,000,000 will be required to consummate these two acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

          The net interest margin increased by 32 basis points or 5.69% to 5.94% in 1995 as compared to 5.62% in 1994. This increase in net interest margin was achieved by an increase of 103 basis points on average yield earned on interest-earning assets accompanied by an increase of 94 basis points in average rate paid on interest-bearing liabilities. Net interest income on a taxable-equivalent basis was $16,314,000 in 1995 as compared to $13,814,000 in 1994, representing an increase of 18.10%. Net interest income on a taxable-equivalent basis was $13,814,000 in 1994 as compared to $12,273,000 in 1993, representing an increase of 12.56%. Net interest margin increased by 5.24% to 5.62% in 1994 from 5.34% in 1993 because average interest-earning assets increased by 5.34% in 1994 as compared to 1993.

          Average interest-earning assets increased by $28,559,000 or 11.62% to $274,428,000 in 1995 from $245,869,000 in 1994. Average loans increased by
$24,341,000; average investments increased by $2,516,000; and average Federal funds sold increased by $1,702,000. The increase in average interest-earning assets was funded by an increase in average deposits of $22,869,000 or 9.52% to $263,046,000 in 1995 from $240,177,000 in 1994. By comparison, average interest-earning assets increased by $15,912,000 or 6.92% to $245,869,000 in 1994 from $229,957,000 in 1993. During 1994, average deposits increased by $9,424,000 or 4.08%, to $240,177,000 from $230,753,000 in 1993. Approximately 17% of the average deposits were noninterest-bearing deposits in 1995 as compared to 16% noninterest-bearing deposits in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

          The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $848,000 in 1995, $638,000 in 1994 and $1,191,000 in 1993. The
increase in the provision for loan losses in 1995 of $210,000, or 32.92%, as compared with 1994 was accompanied by an increase of 11.52% in total loans in 1995 and an increase in the allowance for loan losses of 13.71%. Net charge-offs represented 39.27% of the provision for loan losses in 1995 as compared to 70.85% in 1994. The decrease in loan charge-offs in 1995 resulted from an improvement in the quality of the collateral held as security on loans and the ability of the creditors to service their debt. The loan charge-offs for 1995 represented .16% of average loans outstanding during the year as compared to
 .25% for 1994. At December 31, 1995, the allowance for loan losses was 1.99% of total loans outstanding as compared to an allowance for loan losses of 1.96% of total loans outstanding at December 31, 1994. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the loan portfolio.

          Following is a comparison of noninterest income for 1995, 1994 and 1993.

                                                                 1995            1994            1993
                                                              -----------     -----------     -----------
     Service charges on deposit accounts                      $2,595,000      $2,456,000      $2,299,000
     Other service charges, commissions and fees                 301,000         224,000         230,000
     Other income                                                380,000         345,000         338,000
                                                              -----------     -----------     -----------
                                                              $3,276,000      $3,025,000      $2,867,000
                                                              ===========     ===========     ===========

          The most significant increase in noninterest income was an increase in service charges on deposit accounts of $139,000 in 1995 over 1994, representing an increase of 5.66%. This increase in service charges was achieved by an increase in average deposits of $22,869,000 during 1995 as compared to 1994. Total other income increased $158,000 or 5.51% in 1994 attributable to an increase of $157,000 in service charges on deposits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

          Following is an analysis of noninterest expense for 1995, 1994 and 1993.

                                                        1995              1994              1993
                                                    -------------     -------------     -------------
     Salaries and employee benefits                  $ 6,210,000       $ 5,711,000       $ 5,238,000
     Occupancy and equipment expense                   1,830,000         1,754,000         1,567,000
     Deposit insurance premiums                          301,000           559,000           551,000
     Data processing fees                                372,000           448,000           290,000
     Other expense                                     3,515,000         3,075,000         2,889,000
                                                    -------------     -------------     -------------
                                                     $12,228,000       $11,547,000       $10,535,000
                                                    =============     =============     =============

          Salaries and employee benefits increased $499,000, or 8.74% in 1995 over 1994. Salaries increased $297,000; bonuses increased $74,000; and employee benefits increased $127,000. The increase in employee benefits was attributable to an increase of $54,000 or 10.82% in retirement benefits as compared to 1994. Deposit insurance premiums decreased $258,000 or 46.15% in 1995 as a result of the decrease in assessments by the Federal Insurance Deposit Corporation which became effective in early 1995. The most significant increase in noninterest-expense in 1994 as compared to 1993 was an increase of $158,000 or 54.48% in data processing fees which was attributable to a major data processing conversion completed in the first quarter of 1994.

          Average total assets increased $34,700,000 or 12.92% to $303,190,000 in 1995 as compared to $268,490,000 in 1994. The increase in average total assets was accompanied by an increase in average deposits of $22,869,000 or 9.52%. Average total assets increased $11,843,000 or 4.61% to $268,490,000 in
1994 as compared to $256,647,000 in 1993 and was accompanied by an increase in average total deposits of $9,424,000 or 4.08% to $240,177,000 in 1994 from $230,753,000 in 1993.

          Following is a condensed summary of the increase in net income in 1995 as compared to 1994.

                                                                                 Increase
                                                                                (Decrease)
                                                                                  in Net
                                                   1995            1994           Income
                                               ------------    ------------    ------------
Net interest income                            $16,030,000     $13,500,000     $ 2,530,000
Provision for loan losses                          848,000         638,000        (210,000)
Other income                                     3,276,000       3,025,000         251,000
Other expense                                   12,228,000      11,547,000        (681,000)
                                               ------------    ------------    ------------
         Income before income taxes              6,230,000       4,340,000       1,890,000
Applicable income taxes                          1,889,000       1,240,000        (649,000)
                                               ------------    ------------    ------------
         Net income                            $ 4,341,000     $ 3,100,000     $ 1,241,000
                                               ============    ============   =============

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

AVERAGE BALANCES AND NET INCOME ANALYSIS

     The following tables set forth the amount of the ABC's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.

                                                                    YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------------------
                                            1995                             1994                             1993
                               --------------------------------- -------------------------------- ---------------------------------
                                           INTEREST    AVERAGE               INTEREST   AVERAGE              INTEREST    AVERAGE

                                 AVERAGE    INCOME/     YIELD/     AVERAGE    INCOME/    YIELD/     AVERAGE   INCOME/     YIELD/

                                 BALANCE    EXPENSE    RATE PAID   BALANCE    EXPENSE   RATE PAID   BALANCE   EXPENSE    RATE PAID
                               ----------- ---------- ----------- ---------  --------- ----------- --------- ---------  -----------
                                                                      (DOLLARS IN THOUSANDS)
                               ----------------------------------------------------------------------------------------------------


ASSETS
  Interest-earning assets:

     Loans, net of unearned

       interest                $ 205,023   $  22,647    11.05 %   $  180,682  $  18,017   9.97 %   $  159,976  $  16,278  10.18 %

  Investment securities:

       Taxable                    38,781       2,271     5.86         35,099      1,928   5.49         32,851      1,997   6.08

       Nontaxable                  9,595         835     8.70         10,761        924   8.59          9,265        905   9.77

  Federal funds sold              21,029       1,234     5.87         19,327        773   4.00         27,865        825   2.96
                               ----------  ----------  --------- ------------ ---------- -------- ------------ ---------- ----------
        Total interest-earning

           assets                274,428      26,987     9.83        245,869     21,642   8.80        229,957     20,005   8.70
                               ----------  ----------            ------------ ----------          ------------ ----------


Noninterest-earning assets:

  Cash                            15,741                              16,132                           16,035

  Allowance for loan losses       (4,072)                             (3,951)                          (2,950)

   Unrealized gain on  avail-

    able for sale securities          61

  Other assets                    17,032                              10,440                           13,605
                               ----------                        ------------                     ------------
    Total noninterest-earning

      assets                      28,762                              22,621                           26,690
                               ----------                        ------------                     ------------

        Total assets           $ 303,190                          $  268,490                       $  256,647
                               ==========                        ============                     ============

                                                                    YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------------------------------
                                            1995                             1994                             1993
                                -------------------------------- -------------------------------- ---------------------------------
                                            INTEREST    AVERAGE               INTEREST   AVERAGE              INTEREST    AVERAGE

                                 AVERAGE    INCOME/     YIELD/     AVERAGE    INCOME/    YIELD/     AVERAGE   INCOME/     YIELD/

                                 BALANCE    EXPENSE    RATE PAID   BALANCE    EXPENSE   RATE PAID   BALANCE   EXPENSE    RATE PAID
                                ---------- ---------- ----------- ---------  --------- ----------- --------- ---------  -----------
                                                                      (DOLLARS IN THOUSANDS)
                                ---------------------------------------------------------------------------------------------------

LIABILITIES AND
  STOCKHOLDERS' EQUITY

  Interest-bearing liabilities:

    Savings and interest-bearing

      demand deposits           $  81,137  $  2,484     3.06 %    $  88,482   $  2,539   2.87 %    $  87,867   $  2,686   3.06 %

    Time deposits                 138,036     7,887     5.71        112,730      5,064   4.49        108,288      4,808   4.44

    Other short-term borrowings     5,308       302     5.69          2,557         68   2.66             -          -      -

    Debt                                -         -                   1,931        157   8.13          3,654        238   6.51
                                ---------- ---------   --------  ----------- ---------- --------  ----------- ---------- --------
      Total interest-bearing

         liabilities              224,481    10,673     4.75        205,700      7,828   3.81        199,809      7,732   3.87
                                ---------- ---------             ----------- ----------           ----------- ----------

  Noninterest-bearing liabilities

    and stockholders' equity:

    Demand deposits                43,873                            38,965                           34,598

    Other liabilities               2,533                             1,659                            2,915

    Stockholders' equity           32,303                            22,166                           19,325
                                ----------                       -----------                      -----------
       Total noninterest-bearing

         liabilities and

         stockholders' equity      78,709                            62,790                           56,838
                                ----------                       -----------                      -----------

       Total liabilities and

         stockholders' equity   $ 303,190                         $ 268,490                        $ 256,647
                                ==========                       ===========                      ===========

Interest rate spread                                    5.08 %                           4.99 %                           4.83 %
                                                       ========                         ========                         ========
Net interest income                        $ 16,314                           $ 13,814                         $ 12,273
                                           =========                         ==========                       ==========
Net interest margin                                     5.94 %                           5.62 %                           5.34 %
                                                       ========                         ========                         ========

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

                                                                          YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                           1995 VS. 1994                        1994 VS. 1993
                                                ----------------------------------    --------------------------------
                                                  INCREASE      CHANGES DUE TO         INCREASE      CHANGES DUE TO
                                                             ---------------------                --------------------
                                                 (DECREASE)     RATE     VOLUME       (DECREASE)     RATE     VOLUME
                                                ------------ --------- -----------    ----------  --------- ----------
                                                                         (DOLLARS IN THOUSANDS)
                                                ----------------------------------------------------------------------
Increase (decrease) in:
  Income from earning assets:
    Interest and fees on loans                  $    4,630   $  2,203   $  2,427      $   1,739   $   (368)  $  2,107
    Interest on securities:
       Taxable                                         343        141        202            (69)      (206)       137
       Nontaxable                                      (89)        11       (100)            19       (127)       146
    Interest on Federal funds sold                     461        393         68            (52)       201       (253)
                                                -----------  ---------  ---------     ----------  ---------  ---------
           Total interest income                     5,345      2,748      2,597          1,637       (500)     2,137
                                                -----------  ---------  ---------     ----------  ---------  ---------
Expense from interest-bearing liabilities:
  Interest on savings and interest-
    bearing demand deposits                            (55)       156       (211)          (147)      (166)        19
  Interest on time deposits                          2,823      1,686      1,137            256         59        197
  Interest on short-term borrowings                    234        161         73             68          -         68
  Interest on debt                                    (157)        -        (157)           (81)        31       (112)
                                                -----------  ---------  ---------     ----------  ---------  ---------
           Total interest expense                    2,845      2,003        842             96        (76)       172
                                                -----------  ---------  ---------     ----------  ---------  ---------

           Net interest income                  $    2,500   $    745   $  1,755      $   1,541   $   (424)  $  1,965
                                                ===========  =========  =========     ==========  =========  =========

ASSET/LIABILITY MANAGEMENT

          A principal objective of the ABC's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Asset and Liability Committee (the "ALCO Committee") of each Bank, which establishes policies and monitors results to control interest rate sensitivity.

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

          As of December 31, 1995, the Company's cumulative one-year interest rate sensitivity gap ratio was 128%. This indicates that the Company's interest-earning assets will reprice during this period at a rate slightly faster than the Company's interest-bearing liabilities. Certain assumptions regarding the interest sensitivity of these assets and liabilities have been incorporated into this analysis. The Company believes that it has positioned itself to maintain its net interest margin in the event of changes in interest rates. There can be no assurance, however, that this strategy will be successful.

          The following table sets forth the distribution of the repricing of ABC's earning assets and interest-bearing liabilities as of December 31, 1995, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                               AT DECEMBER 31, 1995
                                                      -------------------------------------------------------------------
                                                                           MATURING OR REPRICING WITHIN
                                                      -------------------------------------------------------------------
                                                        ZERO TO         THREE           ONE
                                                         THREE        MONTHS TO       YEAR TO        OVER
                                                        MONTHS        ONE YEAR      FIVE YEARS    FIVE YEARS     TOTAL
                                                      ----------    ------------   ------------  ------------ -----------
                                                                             (DOLLARS IN THOUSANDS)
                                                      -------------------------------------------------------------------
EARNING ASSETS:
   Federal fund sold                                  $  41,025     $       -      $       -      $      -     $  41,025
   Investment securities                                  2,135         10,683         29,355         8,087       50,260
   Loans                                                 87,283         20,548         84,858        21,562      214,251
                                                      ----------    -----------    -----------    ----------   ----------
                                                        130,443         31,231        114,213        29,649      305,536
                                                      ----------    -----------    -----------    ----------   ----------
Interest-bearing liabilities:
   Interest-bearing demand deposits (1)                      -          17,638         54,195            -        71,833
   Savings (1)                                               -              -          22,318            -        22,318
   Certificates less than $100,000                       22,344         52,575         35,715            -       110,634
   Certificates, $100,000 and over                       15,541         15,040          7,192            -        37,773
   Other short-term borrowings                            3,487             -              -             -         3,487
                                                      ----------    -----------    -----------    ----------   ----------
                                                         41,372         85,253        119,420            -       246,045
                                                      ----------    -----------    -----------    ----------   ----------

Interest rate sensitivity gap                         $  89,071     $  (54,022)    $   (5,207)    $  29,649    $  59,491
                                                      ==========    ===========    ===========    ==========   ==========
Cumulative interest rate sensitivity gap              $  89,071     $   35,049     $   29,842     $  59,491
                                                      ==========    ===========    ===========    ==========
Interest rate sensitivity gap ratio                        3.15           0.37           0.96           N/A
                                                      ==========    ===========    ===========    ==========
Cumulative interest rate sensitivity gap ratio             3.15           1.28           1.12          1.24
                                                      ==========    ===========    ===========    ==========

(1) The Company has found that NOW checking accounts and savings deposits are generally not sensitive to changes in interest rates and, therefore, it has placed such liabilities in the "One to Five Years" category. It has also found that the money-market checking deposits reprice between three months to one year, on the average.

                             INVESTMENT PORTFOLIO


     The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See "--Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 50% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 25% of the investment portfolio matures within one year.

TYPES OF INVESTMENTS

     The amortized cost and fair value of investments in securities at the dates indicated are summarized as follows:

                                                                             Gross          Gross
                                                            Amortized      Unrealized     Unrealized      Fair
                                                              Cost           Gains          Losses        Value
                                                           -----------    ------------  ------------- ------------
                                                                           (Dollars in Thousands)
                                                           -------------------------------------------------------
          SECURITIES AVAILABLE FOR SALE
            DECEMBER 31, 1995:
              U. S. GOVERNMENT AND AGENCY SECURITIES       $   37,174      $     285    $    (93)     $    37,366
              MORTGAGE-BACKED SECURITIES                        2,282             69          (8)           2,343
              OTHER SECURITIES                                    300             -          (18)             282
                                                           -----------     ----------   ---------     ------------
                                                           $   39,756      $     354    $   (119)     $    39,991
                                                           ===========     ==========   =========     ============
            December 31, 1994:
              U. S. Government and agency securities       $    1,664      $      -     $    (14)     $     1,650
              Other securities                                    300             -          (40)             260
                                                           -----------     ----------   ---------     ------------
                                                           $    1,964      $      -     $    (54)     $     1,910
                                                           ===========     ==========   =========     ============
          SECURITIES HELD TO MATURITY
            DECEMBER 31, 1995:
              STATE AND MUNICIPAL SECURITIES               $   10,269      $     258    $    (65)     $    10,462
                                                           ===========     ==========   =========     ============

            December 31, 1994:
              U. S. Government and agency securities       $   32,159      $      19    $ (1,196)     $    30,982
              State and municipal securities                    9,819            114        (471)           9,462
              Mortgage-backed securities                        2,617             22         (59)           2,580
                                                           -----------     ----------   ---------     ------------
                                                           $   44,595      $     155    $ (1,726)     $    43,024
                                                           ===========     ==========   =========     ============

MATURITIES

          The amounts of investments in securities in each category as of December 31, 1995 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                            U. S. TREASURY

                                                            AND OTHER U.S.

                                                          GOVERNMENT AGENCIES             STATE AND

                                                            AND CORPORATIONS       POLITICAL SUBDIVISIONS

                                                                         YIELD                       YIELD
                                                           AMOUNT         (1)       AMOUNT          (1) (2)
                                                        ------------   ---------  ------------    -----------
                                                                       (DOLLARS IN THOUSANDS)
                                                        -----------------------------------------------------
          Maturity:
            One year or less                            $    11 ,848     5.75 %   $     727          6.12 %
            After one year through five years                 28,143     6.22         2,734          6.63
            After five years through ten years                    -         -         5,722          7.72
            After ten years                                       -         -         1,086          8.37
                                                        -------------  ---------  ----------  --------------
                                                        $     39,991     6.08 %   $  10,269          7.39 %
                                                        =============  =========  ==========  ==============

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

                                LOAN PORTFOLIO

TYPES OF LOANS

          Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of agricultural-related loans, which constituted approximately 26% of the Company's loan portfolio as of December 31, 1995. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                          DECEMBER 31,
                                              -----------------------------------------------------------------------
                                                  1995         1994           1993           1992           1991
                                              ------------ ------------- --------------- ------------- --------------
                                                                     (DOLLARS IN THOUSANDS)
                                              -----------------------------------------------------------------------
Commercial and financial                      $   23,733   $   23,531    $    20,849     $   19,650    $    11,379
Agricultural                                      15,124       17,079          9,767         10,789          8,109
Real estate - construction                         1,836        1,828          3,387          2,130          1,421
Real estate -  mortgage, farmland                 40,053       34,887         29,489         24,922         14,129
Real estate - mortgage, commercial                41,438       35,242         27,402         22,284         12,506
Real estate -mortgage, residential                52,377       44,064         41,902         43,500         31,343
Consumer instalment loans                         38,973       34,213         27,231         25,979         19,007
Other                                                717        1,280          1,720          1,691          2,754
                                              -----------  -----------   ------------    -----------   ------------
                                                 214,251      192,124        161,747        150,945        100,648

Less reserve for possible loan losses              4,272        3,757          3,571          4,013          1,257
                                              -----------  -----------   ------------    -----------   ------------
Loans, net                                    $  209,979   $  188,367    $   158,176     $  146,932    $    99,391
                                              ===========  ===========   ============    ===========   ============

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

          Total loans as of December 31, 1995 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                                                       (DOLLARS IN
                                                                                                        THOUSANDS)
                                                                                                        ----------
MATURITY OR REPRICING WITHIN:
 One year or less                                                                                      $   107,831
 After one year through five years                                                                          84,858
 After five years                                                                                           21,562
                                                                                                       ------------
                                                                                                       $   214,251
                                                                                                       ============

          The following table summarizes loans at December 31, 1995 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                                                       (DOLLARS IN
                                                                                                        THOUSANDS)
                                                                                                       -----------
Predetermined interest rates                                                                           $   106,420
Floating or adjustable interest rates                                                                           -
                                                                                                       ------------
                                                                                                       $   106,420
                                                                                                       ============

          Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

NONPERFORMING LOANS

          The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                 DECEMBER 31,
                                        ---------------------------------------------------------------
                                            1995         1994        1993          1992        1991
                                        -----------  -----------  -----------  -----------  -----------
                                                             (DOLLARS IN THOUSANDS)
                                        ---------------------------------------------------------------
Loans accounted for on a
  nonaccrual basis                      $    2,259   $    3,460   $   3,119    $    5,605   $    511
Instalment loans and term loans
  contractually past due ninety
  days or more as to interest or
  principal payments and still
  accruing                                      27          103         316           595        563
Loans, the terms of which have
  been renegotiated to provide a
  reduction or deferral of interest
  or principal because of
  deterioration in the financial
  position of the borrower                      -           358          -             -          -
Loans now current about which
  there are serious doubts as to
  the ability of the borrower
  to comply with present loan
  repayment terms                               -            -           -             -          -

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

          Following is a summary of the commitments outstanding at December 31, 1995 and 1994.

                                                                        1995           1994
                                                                   ------------- --------------
                                                                      (DOLLARS IN THOUSANDS)
                                                                   ----------------------------
     Commitments to extend credit                                  $   36,024      $   22,344
     Credit card commitments                                            2,883           2,345
     Standby letters of credit                                            905             590
                                                                   -----------     -----------
                                                                   $   39,812      $   25,279
                                                                   ===========     ===========

                        SUMMARY OF LOAN LOSS EXPERIENCE


          The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $4,272,000 at December 31, 1995, representing 1.99% of year end total loans outstanding, compared with $3,757,000 at December 31, 1994, which represented 1.96% of year end total loans outstanding. The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

          Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 10% of the allowance should be allocated to real estate loans, 65% to commercial, financial and agricultural loans and 25% to consumer/instalment loans as of December 31, 1995.

          The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                  DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                            1995         1994         1993          1992         1991
                                                        -----------   -----------  -----------  -----------  -----------
                                                                           (DOLLARS IN THOUSANDS)
                                                        ----------------------------------------------------------------

Average amount of loans outstanding                     $ 205,023     $ 180,682    $ 159,976    $ 118,313    $  98,737
                                                        ==========    ==========   ==========   ==========   ==========
Balance of reserve for possible loan losses at
  beginning of period                                   $   3,757     $   3,571    $   4,013    $   1,257    $   1,046
                                                        ----------    ----------   ----------   ---------    ----------
Charge-offs:
  Commercial, financial and agricultural                      (96)         (431)        (428)        (406)        (214)
  Real estate                                                (103)         (144)      (1,851)        (698)        (200)
  Consumer                                                   (531)         (396)        (374)        (318)         (41)
Recoveries:
  Commercial, financial and agricultural                       90            74          273           26           44
  Real estate                                                 127           265          554          210          166
  Consumer                                                    180           180          193          113            5
                                                        ----------    ----------   ----------   ---------    ----------
         Net charge-offs                                     (333)         (452)      (1,633)      (1,073)        (240)
                                                        ----------    ----------   ----------   ---------    ----------

Additions to reserve charged to operating expenses            848           638        1,191        1,129          451
                                                        ----------    ----------   ----------   ---------    ----------
Allowance for loan losses of acquired subsidiary               -             -            -         2,700           -
                                                        ----------    ----------   ----------   ---------    ----------
         Balance of reserve for possible loan losses    $   4,272     $   3,757    $   3,571    $   4,013    $   1,257
                                                        ==========    ==========   ==========   =========    ==========
Ratio of net loan charge-offs to average loans              0.16%         0.25%        1.02%        0.91%        0.24%
                                                        ==========    ==========   ==========   =========    ==========

                                   DEPOSITS

          Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                         1995                  1994
                                                  -------------------- ---------------------
                                                     AMOUNT     RATE       AMOUNT     RATE
                                                  ----------- -------- ----------- ---------
                                                            (DOLLARS IN THOUSANDS)
                                                  ------------------------------------------
Noninterest-bearing demand deposits               $   43,873      -  %   $  38,965     -  %
Interest-bearing demand and savings deposits          81,137    3.06        88,482   2.87
Time deposits                                        138,036    5.71       112,730   4.49
                                                  -----------            ----------
     Total deposits                               $  263,046             $ 240,177
                                                  ===========            ==========

          The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1995, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                                                  (DOLLARS IN
                                                                                   THOUSANDS)
                                                                                   ----------

     Three months or less                                                          $   15,541
     Over three through twelve months                                                  15,040
     Over twelve months                                                                 7,192
                                                                                   -----------
             Total                                                                 $   37,773
                                                                                   ===========

                   RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

          The following rate of return information for the periods indicated is presented below.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                  1995         1994          1993
                                                                              ----------   ----------    ----------
Return on assets  (1)                                                             1.43 %       1.15 %        1.03 %

Return on equity  (2)                                                            13.44        13.99         13.65

Dividends payout ratio (3)                                                       27.13        28.57         25.96

Equity to assets ratio (4)                                                       10.65         8.26          7.53

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3)  Dividends declared per share divided by net income per share.
(4)  Average equity divided by average total assets.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-30 of this Annual Report on Form 10-K:

     Consolidated Balance Sheets - December 31, 1995 and 1994

     Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements.

ITEM 9.   DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

          During 1995 the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

                                   PART III


ITEM 10. DIRECTORS. EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to ABC's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference to ABC's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference to ABC's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 13(a) 1., 2. and 3.

     (a)  The following documents are filed as part of this report:

          1.   Financial statements:

               (a)  ABC Bancorp and Subsidiaries:

                    (i)  Consolidated Balance Sheets - December 31, 1995 and
                         1994

                   (ii) Consolidated Statements of Income - Years ended December 31, 1995 1994 and 1993

                  (iii) Consolidated Statements of Stockholders' Equity - Years ended December 31, 1995 1994 and 1993

                   (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1995 1994 and 1993

                    (v)  Notes to Consolidated Financial Statements

               (b)  ABC Bancorp (Parent Company Only):

                    Parent Company only financial information has been included in Note 12 of Notes to Consolidated financial statements.

          2.   Financial statement schedules:

               All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          3.   Exhibits required by Item 601 of Regulation S-B:

               Exhibit
               No.                    Description
             ------                -----------------


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

            Exhibit
               No                     Description
            -------                ------------------

               10.6 * Executive Salary Continuation Agreement dated February 14, 1984 (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K (File Number 2-71257), filed with the Commission on March 27, 1989 and incorporated herein by reference).

               10.7 * 1992 Incentive Stock Option Plan and Option Agreement for K. J. Hunnicutt (filed as Exhibit
                              10.7 to the Registrant's Annual Report on Form 10-K (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference).

               10.8 *         Executive Employment Agreement with Kenneth J.
                              Hunnicutt dated September 20, 1994 (filed as
                              Exhibit 10.8 to the Registrant's Annual Report on Form 10-K (File Number 0-16181), filed with the Commission on March 30, 1995 and incorporated herein by reference).

               10.9.*         Executive Consulting Agreement with Eugene M.
                              Vereen dated September 20, 1994 (filed as Exhibit
                              10.9 to the Registrant's Annual Report on Form 10-K (File Number 0-16181), filed with the Commission on March 30, 1995 and incorporated herein by reference).

               10.10 Agreement and Plan of Merger by and between the Company and Southland Bancorporation dated as of December 18, 1995.

               10.11 Agreement and Plan of Merger by and between the Company and Central Bankshares, Inc. dated as of December 29, 1995.

               22.1 Subsidiaries of the Company (filed as Exhibit 22.1 to the Registrant's Annual Report on Form 10-K (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference).

               25.1 Power of Attorney relating to this Form 10-K is set forth on the signature pages to this Form 10-K.

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


                                             ABC BANCORP

Date: March 19, 1996      By: /s/ Kenneth J. Hunnicutt
      --------------          -------------------------------------------------
                              Kenneth J. Hunnicutt, President, Chief Executive
                               Officer and Director

Date: March 19, 1996      By: /s/ W. Edwin Lane, Jr.
      --------------          -------------------------------------------------
                              W. Edwin Lane, Jr., Executive Vice President
                               and Chief Financial Officer


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth J. Hunnicutt as his attorney-in-fact, acting will full power of substitution for him in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K and to file the same, with exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


Date: March 19, 1996      /s/ Kenneth J. Hunnicutt
      --------------      -----------------------------------------------------
                          Kenneth J. Hunnicutt, President, Chief Executive
                           Officer and Director

Date: March 19, 1996      /s/ W. Edwin Lane, Jr.
      --------------      -----------------------------------------------------
                          W. Edwin Lane, Jr.,  Executive Vice President and
                           Chief Financial Officer

Date: March 19, 1996      /s/ J. Raymond Fulp
      --------------      -----------------------------------------------------
                          J. Raymond Fulp, Director

Date: March 19, 1996      /s/ Willard E. Lasseter
      --------------      -----------------------------------------------------
                          Willard E. Lasseter, Director and Chairman of the
                           Board

     March 19, 1996     /s/ Bobby B. Lindsey
Date:______________     ________________________________________________________
                        Bobby B. Lindsey, Director

Date:______________     ________________________________________________________
                        Hal L. Lynch, Director

     March 19, 1996     /s/ Joseph C. Parker
Date:______________     ________________________________________________________
                        Joseph C. Parker, Director

     March 19, 1996     /s/ Eugene M. Vereen
Date:______________     ________________________________________________________
                        Eugene M. Vereen, Jr., Director

     March 19, 1996     /s/ Doyle Weltzbarker
Date:______________     ________________________________________________________
                        Doyle Weltzbarker, Director and Vice Chairman of the
                         Board

Date:______________     ________________________________________________________
                        Henry Wortman, Director

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

 3.1.1    Articles of Amendment to Articles of Incorporation.

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

10.6 Executive Salary Continuation Agreement dated February 14, 1984 (filed as Exhibit 10.6 to the Annual Report on Form 10-K (File Number
          2-71257), filed herewith with the Commission on March 27, 1989 and incorporated herein by reference).

Exhibit
  No.                                  Description
-------                                -----------
10.7      1992 Incentive Stock Option Plan and Option Agreement for K. J.
          Hunnicutt (filed as Exhibit 10.7 to the Registrant's Annual Report on
          Form 10-K (File Number 0-16181), filed with the Commission on March
          30, 1993 and incorporated herein by reference.)

10.8      Executive Employment Agreement with Kenneth J. Hunnicutt dated
          September 20, 1994 (filed as Exhibit 10.8 to the Registrant's Annual
          Report on Form 10-K (File Number 0-16181), filed with the Commission on March 30, 1995 and incorporated herein by reference).

10.9      Executive Consulting Agreement with Eugene M. Vereen dated September
          20, 1994. (filed as Exhibit 10.9 to the Registrant's Annual Report on
          Form 10-K (File Number 0-16181), filed with the Commission on March
          30, 1995 and incorporated herein by reference).

10.10     Agreement and Plan of Merger by and between the Company and Southland
          Bancorporation dated as of December 18, 1995.

10.11     Agreement and Plan of Merger by and between the Company and Central
          Bankshares, Inc. dated as of December 29, 1995.

22.1      Subsidiaries of the Company (filed as Exhibit 22.1 to the Registrant's
          Annual Report on Form 10-K (File Number 0-16181, filed with the
          Commission on March 30, 1993 and incorporated herein by reference).

25.1 Power of Attorney relating to this Form 10-K is set forth on the signature pages to this Form 10-K.

27        Financial Data Schedule.

                                  ABC BANCORP


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Consolidated financial statements:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 1995 and 1994
  Consolidated Statements of Income - Years ended December 31, 1995 1994 and
    1993
  Consolidated Statements of Stockholders' Equity - Years ended December 31,
    1995, 1994 and 1993
  Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993
  Notes to Consolidated Financial Statements


All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------

TO THE BOARD OF DIRECTORS
ABC BANCORP
MOULTRIE, GEORGIA


          We have audited the accompanying consolidated balance sheets of ABC BANCORP AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


          As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                                /s/ Mauldin & Jenkins


Albany, Georgia
January 24, 1996

                         ABC BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994
                            (Dollars in Thousands)

--------------------------------------------------------------------------------

ASSETS                                                                   1995           1994
------                                                                ----------     ----------
Cash and due from banks                                               $  23,612      $  20,089
Federal funds sold                                                       41,025         21,902
Securities available for sale, at fair value (Note 2)                    39,991          1,910
Securities held to maturity, at cost (fair value $10,462
  and $43,024) (Note 2)                                                  10,269         44,595

Loans (Note 3)                                                          214,251        192,124
Less allowance for loan losses                                            4,272          3,757
                                                                      ----------     ----------
         Loans, net                                                     209,979        188,367
                                                                      ----------     ----------

Premises and equipment, net (Note 4)                                      6,942          7,171
Other assets                                                              9,687          8,765
                                                                      ----------     ----------

                                                                      $ 341,505      $ 292,799
                                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits
  Noninterest-bearing demand                                          $  58,430      $  48,450
  Interest-bearing demand                                                71,833         63,262
  Savings                                                                22,318         23,644
  Time, $100,000 and over                                                37,773         27,291
  Other time                                                            110,634         94,222
                                                                      ----------     ----------
         Total deposits                                                 300,988        256,869
Securities sold under repurchase agreements                               1,887          2,338
Other short-term borrowings                                               1,600             -
Other liabilities                                                         3,095          3,142
                                                                      ----------     ----------
         Total liabilities                                              307,570        262,349
                                                                      ----------     ----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

STOCKHOLDERS' EQUITY (Note 10)
  Common stock, par value $1; 10,000,000 shares authorized,
   3,597,074  and 2,697,987 shares issued, respectively                   3,597          2,698
  Capital surplus                                                        16,826         17,728
  Retained earnings                                                      14,918         11,753
  Unrealized gains (losses) on securities available for sale,
    net of taxes                                                            149            (49)
                                                                      ----------     ----------
                                                                         35,490         32,130
  Less cost of shares acquired for the treasury,
    217,882 and 183,412 shares, respectively                             (1,555)        (1,680)
                                                                      ----------     ----------
         Total stockholders' equity                                      33,935         30,450
                                                                      ----------     ----------

                                                                      $ 341,505      $ 292,799
                                                                      ==========     ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                    1995          1994          1993
                                                                ----------    ----------    ----------
INTEREST INCOME
  Interest and fees on loans                                    $  22,647     $  18,017     $  16,278
  Interest on taxable securities                                    2,271         1,863         1,892
  Interest on nontaxable securities                                   551           610           597
  Interest on deposits in other banks                                  -             65           105
  Interest on Federal funds sold                                    1,234           773           825
                                                                ----------    ----------    ----------
                                                                   26,703        21,328        19,697
                                                                ----------    ----------    ----------

INTEREST EXPENSE
  Interest on deposits                                             10,371         7,603         7,476
  Interest on securities sold under repurchase agreements              77            68            18
  Interest on other borrowings                                        225           157           238
                                                                ----------    ----------    ----------
                                                                   10,673         7,828         7,732
                                                                ----------    ----------    ----------

          Net interest income                                      16,030        13,500        11,965
PROVISION FOR LOAN LOSSES (Note 3)                                    848           638         1,191
                                                                ----------    ----------    ----------
          Net interest income after provision for loan losses      15,182        12,862        10,774
                                                                ----------    ----------    ----------

OTHER INCOME
  Service charges on deposit accounts                               2,595         2,456         2,299
  Other service charges, commissions and fees                         301           224           230
  Other                                                               380           345           338
                                                                ----------    ----------    ----------
                                                                    3,276         3,025         2,867
                                                                ----------    ----------    ----------

OTHER EXPENSES
  Salaries and employee benefits (Note 5)                           6,210         5,711         5,238
  Equipment expense                                                 1,074         1,091           723
  Occupancy expense                                                   756           663           844
  Amortization of intangible assets                                   268           268           279
  Data processing fees                                                372           448           290
  Directors fees                                                      314           291           270
  FDIC premiums                                                       301           559           551
  Other operating expenses (Note 6)                                 2,933         2,516         2,340
                                                                ----------    ----------    ----------
                                                                   12,228        11,547        10,535
                                                                ----------    ----------    ----------

                         ABC BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

================================================================================


                                                                  1995          1994           1993
                                                            ------------   -----------    -----------
          Income before income taxes and cumulative
             effect of accounting change                    $     6,230    $    4,340     $    3,106

APPLICABLE INCOME TAXES (Note 7)                                  1,889         1,240            814
                                                            ------------   -----------    -----------
          Income before cumulative effect of
             accounting change                                    4,341         3,100          2,292

CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING
  FOR INCOME TAXES                                                   -             -             346
                                                            ------------   -----------    -----------
          Net income                                        $     4,341    $    3,100     $    2,638
                                                            ============   ===========    ===========
INCOME PER COMMON SHARE:
  Income before cumulative effect of accounting change      $      1.29    $     1.05     $     0.91
  Cumulative effect of accounting change                             -             -            0.13
                                                            ------------   -----------    -----------
          Net income (Note 1)                               $      1.29    $     1.05     $     1.04
                                                            ============   ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

================================================================================

                                                       COMMON STOCK             CAPITAL        RETAINED
                                                  ------------------------
                                                    SHARES     PAR VALUE        SURPLUS        EARNINGS
                                                  ----------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 1992                        1,950,487   $    1,950      $   10,152     $    7,571
  Net income                                             -            -               -           2,638
  Cash dividends paid, $.29 per share                    -            -               -            (672)
  Purchase of 143,024 shares of treasury stock           -            -               -              -
                                                  ----------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 1993                        1,950,487        1,950          10,152          9,537
  Net income                                             -            -               -           3,100
  Cash dividends declared, $.29 per share                -            -               -            (884)
  Proceeds from sale of stock, net of stock
    offering expense                                747,500          748           7,576             -
  Net change in unrealized losses on
    securities available for sale, net of taxes          -            -               -              -
                                                  ----------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 1994                        2,697,987        2,698          17,728         11,753
  Net income                                             -            -               -           4,341
  Cash dividends declared, $.35 per share                -            -               -          (1,176)
  Four-for-three common stock split                 899,087          899            (899)            -
  Purchase of fractional shares                          -            -               (3)            -
  Stock issued under stock option purchase plan          -            -               -              -
  Net change in unrealized gains on
    securities available for sale, net of taxes          -            -               -              -
                                                  ----------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 1995                        3,597,074   $    3,597      $   16,826     $   14,918
                                                  ==========  ============   ============   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  UNREALIZED
GAINS (LOSSES)
ON SECURITIES
  AVAILABLE
  FOR SALE,            TREASURY STOCK
                ---------------------------
 NET OF TAXES       SHARES         COST          TOTAL
--------------  ------------  -------------  ------------

 $        -          40,388    $     (268)   $   19,405
          -              -             -          2,638
          -              -             -           (672)
          -         143,024        (1,412)       (1,412)
--------------  ------------  -------------  -----------
          -         183,412        (1,680)       19,959
          -              -             -          3,100
          -              -             -           (884)

          -              -             -          8,324

          (49)           -             -            (49)
--------------  ------------  -------------  -----------
          (49)      183,412        (1,680)       30,450
          -              -             -          4,341
          -              -             -         (1,176)
          -          61,137            -             -
          -              -             -             (3)
          -         (26,667)          125           125

          198            -             -            198
--------------  ------------  -------------  -----------
 $        149       217,882    $   (1,555)   $   33,935
==============  ============  =============  ===========

                         ABC BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

================================================================================

                                                              1995           1994           1993
                                                           ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                $   4,341      $   3,100      $   2,638
                                                           ----------     ----------     ----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                  936            809            638
  Amortization of intangible assets                              268            268            279
  Provision for loan losses                                      848            638          1,191
  Provision for deferred taxes                                  (160)           (22)          (170)
  Write-downs of other real estate owned                          -              53             -
  (Increase) decrease in interest receivable                    (775)          (804)           100
  Increase (decrease) in interest payable                        190            104            (90)
  Increase (decrease) in taxes payable                           (29)           184             76
  Other prepaids, deferrals and accruals, net                   (653)           798           (178)
                                                           ----------     ----------     ----------
        Total adjustments                                        625          2,028          1,846
                                                           ----------     ----------     ----------

        Net cash provided by operating activities              4,966          5,128          4,484
                                                           ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in interest-bearing deposits in banks                   -           1,257            100
 Purchases of securities available for sale                  (21,690)        (1,664)            -
 Purchases of securities held to maturity                     (1,654)        (7,524)       (24,502)
 Proceeds from maturities of securities available for sale     4,086             -              -
 Proceeds from maturities of securities held to maturity      15,778          8,531         13,587
 (Increase) decrease in Federal funds sold                   (19,123)         9,673          9,565
 Increase in loans, net                                      (22,460)       (30,829)       (12,435)
 Purchase of premises and equipment                             (717)        (2,303)          (382)
 Proceeds from the sale of premises and equipment                 24             22             26
                                                           ----------     ----------     ----------

        Net cash used in investing activities                (45,756)       (22,837)       (14,041)
                                                           ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposits                                         44,119         18,644          3,755
 Increase (decrease) in repurchase agreements                   (451)          (842)         3,117
 Proceeds from other borrowings                                1,600             -           1,412
 Repayment of long-term debt                                      -          (4,677)           (15)
 Dividends paid                                               (1,077)          (645)          (672)
 Proceeds from stock offering, net                                -           8,324             -
 Proceeds from exercise of stock options                         125             -              -
 Purchase of fractional shares                                    (3)            -              -
 Purchase of shares of stock for the treasury                     -              -          (1,412)
                                                           ----------     ----------     ----------
        Net cash provided by financing activities             44,313         20,804          6,185
                                                           ----------     ----------     ----------

                         ABC BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

================================================================================

                                                            1995           1994          1993
                                                        -----------    -----------   -----------
Net increase (decrease) in cash and due from banks      $    3,523     $    3,095    $   (3,372)

Cash and due from banks at beginning of year                20,089         16,994        20,366
                                                        -----------    -----------   -----------

Cash and due from banks at end of year                  $   23,612     $   20,089    $   16,994
                                                        ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the year for:
  Interest                                              $   10,483     $    7,724    $    7,822

  Income taxes                                          $    2,078     $    1,078    $      562

NONCASH TRANSACTIONS
 Net change in unrealized gains (losses)
  on securities available for sale                      $      289     $      (54)   $       -

 Property transferred from premises and equipment
  to other real estate owned                            $       -      $      103    $       -

 Dividends declared                                     $      338     $      239    $       -

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF FINANCIAL STATEMENT PRESENTATION

            ABC Bancorp, headquartered in Moultrie, Georgia, is the holding company (the "Company") for five community banks ("the Banks") located in the south Georgia cities of Moultrie, Quitman, Tifton, Cairo and Thomasville. The Banks operate 11 banking offices and two drive-through facilities within ABC Bancorp's market area. Through its Banks, ABC Bancorp operates a full service banking business and offers a broad range of retail and commercial banking services to its customers. The Company and the Banks are subject to the regulations of certain Federal and state agencies and are periodically examined by those regulatory agencies.

            The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

            The principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

          CASH AND CASH EQUIVALENTS

            For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Banks, deposits, interest-bearing deposits and Federal funds purchased and sold are reported net.

            The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          SECURITIES AVAILABLE FOR SALE

            Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

          SECURITIES HELD TO MATURITY

            Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The sale of a security within three months of its maturity date or after collection of at least 85 percent of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

          A decline in the fair value below cost of any available for sale or held to maturity security that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          LOANS AND INTEREST INCOME

            Loans are stated at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding at the respective rate of interest except for add-on interest on certain instalment loans for which interest is recognized on the sum-of-the-months method.

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

            The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. Certain estimates are susceptible to change in the near term. Such estimates include the creditworthiness of significant borrowers and the collateral value of delinquent loans. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          LOANS AND INTEREST INCOME (CONTINUED)

            Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Accrual of interest on an impaired loan is discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loans receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

          PREMISES AND EQUIPMENT

            Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                                                Years
                                                              ---------
                    Buildings and improvements                  15-40
                    Furniture and equipment                      5-7

          OTHER REAL ESTATE OWNED

            Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to noninterest expense. OREO is reported net of allowance for losses in the Company's financial statements.

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

            Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws on the date of enactment.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          FAIR VALUE OF FINANCIAL INSTRUMENTS

            Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

            The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

              Carrying amounts approximate fair values for the following instruments:

                  Cash and due from banks
                  Federal funds sold
                  Securities available for sale
                  Variable rate loans that reprice frequently
                  Credit card loans and equity line loans
                  Variable rate money market accounts
                  Variable rate certificates of deposit
                  Short-term borrowing
                  Accrued interest receivable
                  Accrued interest payable

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

            Quoted market prices, where available, or if not available, based on quoted market prices of comparable instruments for securities held to maturity.

            Discounted cash flows using interest rates currently being offered on instruments with similar terms and with similar credit quality:

               All loans except variable rate loans described above Fixed rate certificates of deposit

            Commitments to extend credit and standby letters of credit are not recorded until such commitments are funded. The value of these commitments are the fees charged to enter into such agreements. These commitments do not represent a significant value to the Company until such commitments are funded. The Company has determined that such instruments do not have a distinguishable fair value and no fair value has been assigned to these instruments.

          EARNINGS PER SHARE

            Earnings per share are calculated on the basis of the weighted average number of shares outstanding. All per share data for prior years have been adjusted to reflect the four-for-three stock split effected in the form of a stock dividend to shareholders of record as of July 17, 1995.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 2.   INVESTMENTS IN SECURITIES

          Effective January 1, 1994, the Bank adopted Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Upon adoption, the Company transferred $300,005 of marketable equity securities from securities held to maturity to securities available for sale. The securities available for sale were marked to fair value resulting in a net unrealized loss of $11,986 which was included in stockholders' equity at $11,986.

          Under special provisions adopted by the Financial Accounting Standards Board in October 1995, the Company transferred $20,188,243 from securities held to maturity to securities available for sale on December 31, 1995, resulting in a net unrealized gain of $94,743 which was included in stockholders' equity at $62,531 net of related taxes of $32,212.

          The amortized cost and approximate fair values of investments in securities at December 31, 1995 and 1994 were as follows:

                                                                           GROSS        GROSS
                                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                               COST        GAINS        LOSSES      VALUE
                                                            ----------   ----------   ----------   ----------
                                                                         (DOLLARS IN THOUSANDS)
                                                            -------------------------------------------------
            SECURITIES AVAILABLE FOR SALE
              DECEMBER 31, 1995:
                U. S. GOVERNMENT AND AGENCY SECURITIES      $  37,174    $     285    $     (93)   $  37,366
                MORTGAGE-BACKED SECURITIES                      2,282           69           (8)       2,343
                OTHER SECURITIES                                  300           -           (18)         282
                                                            ----------   ----------   ----------   ----------
                                                            $  39,756    $     354    $    (119)   $  39,991
                                                            ==========   ==========   ==========   ==========
             December 31, 1994:
                U. S. Government and agency securities      $   1,664    $      -     $     (14)   $   1,650
                Other securities                                  300           -           (40)         260
                                                            ----------   ----------   ----------   ----------
                                                            $   1,964    $      -     $     (54)   $   1,910
                                                            ==========   ==========   ==========   ==========
            SECURITIES HELD TO MATURITY
              DECEMBER 31, 1995:
                STATE AND MUNICIPAL SECURITIES              $  10,269    $     258    $     (65)   $  10,462
                                                            ==========   ==========   ==========   ==========
              December 31, 1994:
                U. S. Government and agency securities      $  32,159    $      19    $  (1,196)   $  30,982
                State and municipal securities                  9,819          114         (471)       9,462
                Mortgage-backed securities                      2,617           22          (59)       2,580
                                                            ----------   ----------   ----------   ----------
                                                            $  44,595    $     155    $  (1,726)   $  43,024
                                                            ==========   ==========   ==========   ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 2.   INVESTMENTS IN SECURITIES (CONTINUED)

          There were no sales of securities during 1995, 1994 or 1993.

          The amortized cost and fair value of securities as of December 31, 1995 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                        SECURITIES AVAILABLE FOR SALE    SECURITIES HELD TO MATURITY
                                                        -----------------------------    ---------------------------
                                                         AMORTIZED           FAIR         AMORTIZED         FAIR
                                                           COST              VALUE          COST            VALUE
                                                        ----------        -----------    ----------       ----------
                                                                            (DOLLARS IN THOUSANDS)
                                                        ------------------------------------------------------------
             Due in one year or less                    $  11,541         $   11,566     $     727        $     724
             Due from one year to five years               25,633             25,800         2,734            2,748
             Due from five to ten years                        -                  -          5,722            5,891
             Due after ten years                               -                  -          1,086            1,099
             Mortgage-backed securities                     2,282              2,343            -                -
             Marketable equity securities                     300                282            -                -
                                                        ----------        -----------    ----------       ----------
                                                        $  39,756         $   39,991     $  10,269        $  10,462
                                                        ==========        ===========    ==========       ==========

Securities with a carrying value of $33,837,773 and $28,616,565 at December
31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================


NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                  DECEMBER 31,
                                                        --------------------------------
                                                            1995                1994
                                                        -----------         ------------
                                                             (DOLLARS IN THOUSANDS)
                                                        --------------------------------
          Commercial and financial                      $   23,733          $    23,531
          Agricultural                                      15,124               17,079
          Real estate - construction                         1,836                1,828
          Real estate - mortgage, farmland                  40,053               34,887
          Real estate - mortgage, commercial                41,438               35,242
          Real estate - mortgage, residential               52,377               44,064
          Consumer instalment loans                         38,976               34,220
          Other                                                717                1,280
                                                        -----------         ------------
                                                           214,254              192,131
          Unearned discount                                     (3)                (777)
          Allowance for loan losses                         (4,272)              (3,757)
                                                        -----------         ------------
                                                        $  209,979          $   188,367
                                                        ===========         ============

At December 31, 1995, executive officers and directors, and companies in which they have a 10 percent or more beneficial ownership, were indebted to the Company in the aggregate amount of $7,792,000. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Following is a summary of transactions:

                                                                  DECEMBER 31,
                                                          ---------------------------
                                                            1995              1994
                                                          -----------     -----------
                                                            (DOLLARS IN THOUSANDS)
                                                          ---------------------------
         BALANCE, BEGINNING OF YEAR                       $    7,234      $    8,506
           Advances                                            5,030           4,670
           Repayments                                         (4,715)         (4,890)
           Transactions due to changes  in directors             243          (1,052)
                                                          -----------     -----------
         BALANCE, END OF YEAR                             $    7,792      $    7,234
                                                          ===========     ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

          Changes in the allowance for loan losses are as follows:

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                1995             1994
                                                             -----------     -----------
                                                               (DOLLARS IN THOUSANDS)
                                                             ---------------------------
           BALANCE, BEGINNING OF YEAR                        $    3,757      $    3,571
             Provision charged to operations                        848             638
             Loans charged off                                     (730)           (971)
             Recoveries                                             397             519
                                                             -----------     -----------
           BALANCE, END OF YEAR                              $    4,272      $    3,757
                                                             ===========     ===========

          Information with respect to impaired loans as of and for the year ended December 31, 1995 is as follows:

                                                                             (DOLLARS IN
                                                                              THOUSANDS)
                                                                              ----------
           Loans receivable for which there is a related allowance for
           credit losses                                                      $   1,006
           Loans receivable for which there is no related allowance for
             credit losses                                                        1,253
                                                                              ----------
           Total impaired loans                                               $   2,259
                                                                              ==========
           Allowance provided for impaired loans included in the
             allowance for loan losses                                        $     163
                                                                              ==========
           Average balance                                                    $   3,089
                                                                              ==========
           Interest income recognized                                         $     161
                                                                              ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

          Loans on which the accrual of interest had been discontinued or reduced amounted to $3,817,699 at December 31, 1994. The reduction in interest income associated with nonaccrual and renegotiated loans for 1994 and 1993 is as follows. For 1995, nonaccrual loans have been included in the impaired loan information above.

                                                                        DECEMBER 31,
                                                                 ---------------------------
                                                                    1994             1993
                                                                 -----------     -----------
                                                                   (DOLLARS IN THOUSANDS)
                                                                 ---------------------------
            Income in accordance with original loan terms        $      324      $      201
            Income recognized                                            37               9
                                                                 -----------     -----------
                                                                 $      287      $      192
                                                                 ===========     ===========

NOTE 4.   PREMISES AND EQUIPMENT, NET

          Major classifications of these assets are summarized as follows:

                                                                        DECEMBER 31,
                                                                 ---------------------------
                                                                    1995             1994
                                                                 -----------     -----------
                                                                    (DOLLARS IN THOUSANDS)
                                                                 ---------------------------
            Land                                                 $    1,563      $    1,564
            Buildings                                                 5,446           5,271
            Equipment                                                 5,936           6,223
            Construction in progress                                    182              -
                                                                 -----------     -----------
                                                                     13,127          13,058
            Accumulated depreciation                                 (6,185)         (5,887)
                                                                 -----------     -----------
                                                                 $    6,942      $    7,171
                                                                 ===========     ===========

          Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $886,320, $738,562 and $462,368, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 5.   EMPLOYEE BENEFIT PLANS

          The Company and all subsidiaries have adopted simplified employee pension plans for substantially all employees. These plans are SEP-IRA defined contribution plans. Contributions to these plans charged to expense during 1995, 1994 and 1993 amounted to $540,766, $499,254 and
          $484,870, respectively.


NOTE 6.   DEFERRED COMPENSATION PLANS

          The Company and two subsidiary Banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected term of active employment. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Aggregate compensation expense under the plans were $54,724, $81,295 and $83,459 for 1995, 1994 and 1993, respectively, and is included in other operating expenses.


NOTE 7.   INCOME TAXES

          The total income taxes in the consolidated statements of income are as follows:

                                                         DECEMBER 31,
                                          ----------------------------------------
                                               1995         1994         1993
                                          ------------  ------------  ------------
                                                   (DOLLARS IN THOUSANDS)
                                          ----------------------------------------
             Current                      $     2,049   $     1,262   $       638
             Deferred                            (160)          (22)          176
                                          ------------  ------------  ------------
                                          $     1,889   $     1,240   $       814
                                          ============  ============  ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================


NOTE 7.   INCOME TAXES (CONTINUED)

          The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                            DECEMBER 31,
                                                       -------------------------------------------------------
                                                             1995               1994               1993
                                                       -------------------------------------------------------
                                                        AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                                       -------- --------  -------- --------  -------- --------
                                                                        (DOLLARS IN THOUSANDS)
                                                       -------------------------------------------------------
            Tax provision at statutory rate            $ 2,118    34 %    $ 1,475    34 %    $ 1,056    34 %
            Increase (decrease) resulting from:
              Tax-exempt interest                         (216)   (3)        (246)   (6)        (274)   (9)
              Amortization of excess
               cost over assets acquired                    32     -           37     1           49     2
              Changes in valuation allowance
               for deferred taxes                          (72)   (1)         (50)   (1)           -     -
              Other                                         27     -           24     1          (17)   (1)
                                                       -------- --------  -------- --------  -------- --------
            Provision for  income taxes                $ 1,889    30 %    $ 1,240    29 %    $   814    26 %
                                                       ======== ========  ======== ========  ======== ========

          Net deferred income tax assets of $486,260 and $411,710 at December 31, 1995 and 1994, respectively, are included in other assets. The components of deferred income taxes are as follows:

                                                                                       DECEMBER 31,
                                                                               --------------------------
                                                                                   1995           1994
                                                                               -----------     ----------
                                                                                 (DOLLARS IN THOUSANDS)
                                                                               --------------------------
            DEFERRED TAX ASSETS:
             Loan loss reserves                                                $      836      $     640
             Deferred compensation                                                    148            138
             Other real estate                                                          -             18
             Other                                                                     34             68
             Net operating loss tax carryforward                                      285            310
             Less valuation allowance                                                (228)          (300)
                                                                               -----------     ----------
                                                                                    1,075            874
                                                                               -----------     ----------
            DEFERRED TAX LIABILITIES:
             Deprecation and amortization                                            (253)          (179)
             Amortization of intangible assets                                       (250)          (283)
             Unrealized gain on securities available for sale                         (86)            -
                                                                               -----------     ----------
                                                                                     (589)          (462)
                                                                               -----------     ----------
            Net deferred tax assets                                            $      486      $     412
                                                                               ===========     ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 8.   COMMITMENTS AND CONTINGENT LIABILITIES

          In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit and collateral policies for these off-balance-sheet financial instruments as it does for on-balance-sheet financial instruments. A summary of the Company's commitments is as follows:


                                                           December 31,
                                                   --------------------------
                                                       1995           1994
                                                   ----------      ----------
                                                     (Dollars in Thousands)
                                                   --------------------------
            Commitments to extend credit           $  36,024       $  22,344
            Credit card commitments                    2,883           2,345
            Standby letters of credit                    905             590
                                                   ----------      ----------
                                                   $  39,812       $  25,279
                                                   ==========      ==========

          Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, crops, livestock, inventory, equipment and personal property.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 8.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

          Credit card commitments are unsecured.

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel for the Company, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.


NOTE 9.   CONCENTRATIONS OF CREDIT

          The Banks make agricultural, agribusiness, commercial, residential and consumer loans to customers primarily in the twelve county area surrounding Moultrie in south central Georgia.

          A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical area served by the Banks.

          Although the Company's loan portfolio is diversified, there is a relationship in this region between the agricultural economy and the economic performance of loans made to nonagricultural customers. The Company's lending policies for agricultural and nonagricultural customers require loans to be well-collateralized and supported by cash flows. Collateral for agricultural loans include equipment, crops, livestock and land. Credit losses from loans related to the agricultural economy is taken into consideration by management in determining the allowance for loan losses.

          A substantial portion of the Company's loans are secured by real estate in the Company's primary market area. In addition, a substantial portion of the real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are susceptible to changes in market conditions in the Company's primary market area.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 9.   CONCENTRATIONS OF CREDIT (CONTINUED)

          The Company has a concentration of funds on deposit at its primary correspondent bank at December 31, 1995, as follows:

            Noninterest-bearing accounts                       $15,448,169
            Federal funds sold                                  25,550,000
                                                               -----------
                                                               $40,998,169
                                                               ===========

NOTE 10.  STOCKHOLDERS' EQUITY

          The primary source of funds available to the Parent Company is the payment of dividends by the subsidiary Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of the Banks' regulatory agency. Approximately $2,381,100 are available to be paid as dividends by the Bank subsidiaries at December 31, 1995.

          Banking regulations also require the Company to maintain minimum capital levels in relation to Company assets. At December 31, 1995, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at December 31, 1995 are as follows:

                                                                 Regulatory
                                                   Actual       Requirement
                                                -----------     -----------
            Leverage capital ratio                10.37 %          4.00 %
            Risk based capital ratios:
              Core capital                        15.23            4.00
              Total capital                       16.49            8.00

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value and estimated fair value of the Company's financial instruments are as follows:


                                                                           December 31,
                                                      ------------------------------------------------------
                                                                1995                       1994
                                                      --------------------------  --------------------------
                                                        Carrying       Fair         Carrying      Fair
                                                          Value        Value          Value       Value
                                                      ------------  ------------  ------------  ------------
                                                                       (Dollars in Thousands)
                                                      ------------------------------------------------------
            FINANCIAL ASSETS:
               Cash and short-term investments        $    64,637   $    64,637   $    41,991   $    41,991
                                                      ============  ============  ============  ============

               Investments in securities              $    50,260   $    50,453   $    46,505   $    44,934
                                                      ============  ============  ============  ============

               Loans                                  $   214,251   $   205,845   $   192,124   $   185,314
               Allowance for loan losses                   (4,272)           -         (3,757)           -
                                                      ------------  ------------  ------------  ------------
                    Loans, net                        $   209,979   $   205,845   $   188,367   $   185,314
                                                      ============  ============  ============  ============

            FINANCIAL LIABILITIES:
               Noninterest-bearing demand             $    58,430   $    58,430   $    48,450   $    48,450
               Interest-bearing demand                     71,833        71,833        63,262        63,262
               Savings                                     22,318        22,318        23,644        23,644
               Time deposits                              148,407       150,186       121,513       121,595
                                                      ------------  ------------  ------------  ------------
                    Total deposits                    $   300,988   $   302,767   $   256,869   $   256,951
                                                      ============  ============  ============  ============

               Short-term borrowings                  $     3,487   $     3,487   $     2,338   $     2,338
                                                      ============  ============  ============  ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 12.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP (PARENT COMPANY ONLY)

                           CONDENSED BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994
                            (Dollars in Thousands)

                                                                         1995         1994
                                                                      -----------  -----------
            ASSETS
              Cash                                                    $    1,027   $    1,307
              Interest-bearing deposits in banks                           2,060        1,500
              Investment in subsidiaries                                  27,607       24,461
              Other assets                                                 3,856        3,838
                                                                      -----------  -----------
                    Total assets                                      $   34,550   $   31,106
                                                                      ===========  ===========

            LIABILITIES
              Other liabilities                                       $      615   $      656
                                                                      -----------  -----------

                    Total liabilities                                        615          656
                                                                      -----------  -----------

            STOCKHOLDERS' EQUITY                                          33,935       30,450
                                                                      -----------  -----------
                    Total liabilities and stockholders' equity        $   34,550   $   31,106
                                                                      ===========  ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 12. CONDENSED FINANCIAL INFORMATION OF ABC BANCORP (PARENT COMPANY ONLY) (Continued)

                       CONDENSED STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                           (Dollars in Thousands)

                                                            1995          1994        1993
                                                         ----------   ----------   ----------
          INCOME
            Dividends from subsidiaries                  $   1,815    $   1,170    $   1,150
            Interest                                           106           84           11
            Fee and rental income                            2,757        2,427        1,950
            Other income                                        25           94           32
                                                         ----------   ----------   ----------
                  Total income                               4,703        3,775        3,143
                                                         ----------   ----------   ----------
          EXPENSE
            Interest                                            -           111          193
            Amortization and depreciation                      423          436          423
            Other expense                                    2,944        2,644        1,926
                                                         ----------   ----------   ----------
                  Total expense                              3,367        3,191        2,542
                                                         ----------   ----------   ----------
                  Income before income taxes (benefits)
                    and equity in undistributed earnings
                    of subsidiaries                          1,336          584          601

          INCOME TAXES (BENEFITS)                              (58)         (55)         147
                                                         ----------   ----------   ----------
                  Income before equity in undistributed
                    earnings of subsidiaries                 1,394          639          454

          EQUITY IN UNDISTRIBUTED EARNINGS
           OF SUBSIDIARIES                                   2,947        2,461        2,184
                                                         ----------   ----------   ----------

        Net income                                       $   4,341    $   3,100    $   2,638
                                                         ==========   ==========   ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 12. CONDENSED FINANCIAL INFORMATION OF ABC BANCORP (PARENT COMPANY ONLY) (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (Dollars in Thousands)

                                                            1995          1994          1993
                                                         -----------   -----------   -----------
          CASH FLOWS FROM OPERATING
           ACTIVITIES
           Net income                                    $    4,341    $    3,100    $    2,638
                                                         -----------   -----------   -----------
           Adjustments to reconcile net income to
             net cash provided by operating activities:
           Depreciation and amortization                        155           168           144
           Amortization of intangible assets                    268           268           279
           Undistributed earnings of subsidiaries            (2,947)       (2,461)       (2,184)
           Increase in interest receivable                       (9)           (6)           -
           Increase (decrease) in taxes payable                (180)           30            19
           Provision for deferred taxes                          14             5           204
           (Increase) decrease in due from
             subsidiaries                                       (55)           45           (49)
           Other prepaids, deferrals and accruals, net          (88)           50           (56)
                                                         -----------   -----------   -----------
                Total adjustments                            (2,842)       (1,901)       (1,643)
                                                         -----------   -----------   -----------

                Net cash provided by operating
                  activities                                  1,499         1,199           995
                                                         -----------   -----------   -----------
          CASH FLOWS FROM INVESTING
           ACTIVITIES
           Increase in interest-bearing deposits in banks      (560)       (1,500)           -
           Purchases of premises and equipment                 (281)         (243)          (22)
           Proceeds from sale of premises                        17            -             -
           Contribution of capital to subsidiary bank            -         (1,500)           -
                                                         -----------   -----------   -----------
                Net cash used in investing activities          (824)       (3,243)          (22)
                                                         -----------   -----------   -----------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 12. CONDENSED FINANCIAL INFORMATION OF ABC BANCORP (PARENT COMPANY ONLY) (Continued)

                       CONDENSED STATEMENTS OF CAS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Dollars in Thousands)

                                                             1995          1994          1993
                                                         -----------   -----------   -----------
        CASH FLOWS FROM FINANCING
         ACTIVITIES
         Proceeds from long-term debt                    $       -     $       -     $    1,412
         Repayment of long-term debt                             -         (4,677)          (15)
         Proceeds from sale of stock, net of
          stock offering expense                                 -          8,324            -
         Proceeds from exercise of stock options                125            -             -
         Purchase of treasury stock                              -             -         (1,412)
         Purchase of fractional shares                           (3)           -             -
         Dividends paid                                      (1,077)         (645)         (672)
                                                         -----------   -----------   -----------
                 Net cash provided by (used in)
                   financing activities                        (955)        3,002          (687)
                                                         -----------   -----------   -----------

        Net increase (decrease) in cash                        (280)          958           286

        Cash at beginning of year                             1,307           349            63
                                                         -----------   -----------   -----------

        Cash at end of year                              $    1,027    $    1,307    $      349
                                                         ===========   ===========   ===========

        SUPPLEMENTAL DISCLOSURE OF
         CASH FLOW INFORMATION
         Cash paid during the year for interest          $       -     $      111    $      193

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




================================================================================



NOTE 13.  PENDING ACQUISITIONS

          The Company has entered into a definitive merger agreement with Southland Bancorporation, Dothan, Alabama pursuant to which it would acquire all of the outstanding stock of Southland Bancorporation in exchange for a combination of cash and the Company's common stock. The total merger consideration will approximate $11.4 million. Total assets of Southland Bancorporation at December 31, 1995 were approximately $101 million. The merger is subject to approval by Southland Bancorporation shareholders and certain regulatory authorities and the registration of the Company's common stock to be issued in connection with the merger. As a result of the merger, Southland Bank, a wholly-owned subsidiary of Southland Bancorporation, will become a wholly-owned subsidiary of the Company. The merger will be accounted for as a purchase transaction.

          The Company has also entered into a definitive merger agreement with Central Bankshares, Inc., Cordele, Georgia whereby it would acquire all of the outstanding common stock of Central Bankshares, Inc. in exchange for the Company's common stock. The total merger consideration will approximate $8.3 million. Total assets of Central Bankshares at December 31, 1995 were approximately $51 million. The merger is subject to approval by Central Bankshares, Inc. shareholders and certain regulatory authorities and the registration of the Company's common stock to be issued in connection with the merger. As a result of the merger, Central Bank & Trust, a wholly-owned subsidiary of Central Bankshares, Inc., will become a wholly-owned subsidiary of the Company. The merger will be accounted for as a pooling of interests.