Form 10-Q
period 1996-03-31
ABC BANCORP
filed 1996-05-13
CIK 351569

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

                                       OR

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-16181
                          -------

                                  ABC BANCORP
- -------------------------------------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No_____
                                               ---


There were 3,379,192 shares of Common Stock outstanding as of March 31, 1996.

ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                         Page
- -----                                                        ----

1.   Financial Statements

          Consolidated Statements of Financial Condition        3

          Consolidated Statements of Income                     4

          Consolidated Statements of Cash Flows             5 - 6

          Notes to Consolidated Financial Statements            7

2.  Management's Discussion and Analysis of Financial      8 - 12
    Condition and Results of Operations


PART II - OTHER INFORMATION

3.  Submission of Matters to a Vote of
    Securities Holders                                         13

6.  Exhibits and Reports on Form 8-K                           13


     Signatures                                                14

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


   Assets                                            Mar 31        Dec 31
   ------                                             1996          1995
                                                    --------      --------
   Cash and due from banks                           $16,855       $23,612
   Securities available for sale, at fair value       46,618        39,991
   Securities held to maturity, at cost               10,298        10,269
   (fair value $10,479 and $10,462, respectively)
   Federal funds sold                                 21,535        41,025

   Loans                                             223,305       214,251
   Less allowance for loan losses                      4,428         4,272
                                                    --------      --------
                  Loans, net                         218,877       209,979
                                                    --------      --------

   Premises and equipment, net                         7,222         6,942
   Other assets                                       14,184         9,687
                                                    --------      --------
                                                    $335,589      $341,505
                                                    ========      ========
   Liabilities and Stockholders' Equity
   ------------------------------------
   Deposits
     Noninterest-bearing demand                     $ 45,125      $ 58,430
      Interest-bearing demand                         74,410        71,833
      Savings                                         24,075        22,318
      Time, $100,000 and over                         38,653        37,773
      Other time                                     111,122       110,634
                                                    --------      --------
             Total deposits                          293,385       300,988
    Securities sold under repurchase agreements
      and other borrowing                                529         3,487
   Other liabilities                                   7,100         3,095
                                                    --------      --------
             Total liabilities                       301,014       307,570
                                                    --------      --------


   Stockholders' equity
     Common stock,par value $1;  10,000,000 shares
       authorized, 3,597,074 shares issued             3,597         3,597
     Capital surplus                                  16,826        16,826
     Retained earnings                                15,815        14,918
     Unrealized gains (losses) on securities
       available for sale, net of taxes                 (108)          149
                                                    --------      --------
                                                      36,130        35,490
     Less cost of 217,882 shares acquired for the
       treasury                                       (1,555)       (1,555)
                                                    --------      --------
             Total stockholders' equity               34,575        33,935
                                                    --------      --------
                                                    $335,589      $341,505
                                                    ========      ========

   See Note to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (Dollars in Thousands)
                                  (Unaudited)


                                                       1996          1995
                                                      ------        ------
   Interest income
     Interest and fees on loans                       $5,872        $5,176
     Interest on taxable securities                      668           516
     Interest on nontaxable securities                   134           133
     Interest on deposits in other banks                   0            18
     Interest on Federal funds sold                      377           314
                                                      ------        ------
                                                       7,051         6,157
                                                      ------        ------

   Interest expense
     Interest on deposits                              2,910         2,291
     Interest  on securities sold under repurchase
       agreements and other borrowings                    31            57
                                                      ------        ------
                                                       2,941         2,348
                                                      ------        ------

            Net interest income                        4,110         3,809
   Provision for loan losses                             180           180
                                                      ------        ------
            Net interest income after provision
                for loan losses                        3,930         3,629
                                                      ------        ------
   Other income
     Service charges on deposit accounts                 668           602
     Other service charges, commisions and fees          233           229
     Other                                                26            55
                                                      ------        ------
                                                         927           886
                                                      ------        ------

   Other expense
     Salaries and employee benefits                    1,670         1,519
     Equipment expense                                   270           278
     Occupancy expense                                   207           231
     Amortization of intangible assets                    79            79
     Data processing fees                                346           337
     Directors fees                                       49            47
     FDIC premiums                                         3           145
     Other operating expenses                            393           364
                                                      ------        ------
                                                       3,017         3,000
                                                      ------        ------

               Income before income taxes              1,840         1,515

   Applicable income taxes                               605           487
                                                      ------        ------

             Net income                               $1,235        $1,028
                                                      ======        ======


   Income per common share                             $0.37         $0.31
                                                      ======        ======

   Average shares outstanding                      3,379,192     3,352,525
                                                   =========     =========


   See Note to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (Dollars in Thousands)
                                  (Unaudited)


                                                    1996            1995
                                                   ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $1,235          $1,028
                                                  -------         -------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                      227             199
    Provision for loan losses                         180             180
    Amortization of intangible assets                  79              67
    Other prepaids, deferrals and accruals, net      (547)           (941)
                                                  -------         -------
         Total adjustments                            (61)           (495)
                                                  -------         -------
         Net cash provided by (used in)
           operating activities                     1,174             533
                                                  -------         -------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities held
    for investment                                  6,145           3,928
  Purchase of securities available for sale       (12,561)         (3,607)
  Purchase of securities held for investment         (500)             --
  (Increase)decrease in Federal funds sold         19,490          (1,663)
  (Increase) decrease in loans                     (9,153)         (3,510)
  Purchase of premises and equipment                 (483)           (217)
                                                  -------         -------
        Net cash provided by (used in)
          investing activities                      2,938          (5,069)
                                                  -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits              (8,613)            (20)
  Net increase (decrease) in repurchase
    agreements                                     (2,694)         (1,198)
  Increase (decrease) of long-term debt                --           2,000
  Dividends paid                                     (338)           (239)
                                                  -------         -------
          Net cash provided by (used in) finan    (11,645)            543
                                                  -------         -------

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31 1996 AND 1995
                            (Dollars in Thousands)
                                  (Unaudited)


                                                    1996            1995
                                                  --------        --------
  Net increase (decrease) in cash and due from    ($7,533)        ($3,993)


  Cash and due from banks at beginning of year     24,388          20,495
                                                  -------        --------

  Cash and due from banks at end of quarter       $16,855         $16,502
                                                  =======         =======





See Note to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

- --------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.



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

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

          Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC Bancorp and its subsidiaries (the "Company") to meet those needs. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments (Federal funds sold) at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary banks (the "Banks") maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

          The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at March 31, 1996 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 1996, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. Total capital increased during the first quarter of 1996 by $639,720, including a decrease of $257,000 attributable to unrealized losses on available-for-sale securities, net of taxes. At March 31, 1996, total capital of the Company amounted to $34,575,053.

          At March 31, 1996, there were no binding outstanding commitments for capital expenditures. However, the Company anticipates that expenditures of approximately $1,500,000 will be required for the expansion or relocation of properties which it plans to complete during 1996 in order to serve its customers and meet the needs of the citizens in the communities served by the Banks. In addition, the Company has entered into definitive merger agreements for the acquisition of three bank holding companies. These acquisitions are expected to be consummated during the second and third quarters of 1996. The cash required to consummate these transactions is expected to be approximately $6,000,000.

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

          The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits and borrowings such as Federal funds purchased, securities sold under repurchase agreements and Federal Home Loan Bank advances. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yields on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable-equivalent basis.


COMPARISON OF STATEMENTS OF INCOME:  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

          The net interest margin was 5.35% and 5.68% during the three months ended March 31, 1996 and 1995, respectively, a decrease of 5.8%. This decrease in net interest margin was the result of an increase of 43 basis points in average rate paid on interest-bearing liabilities. Net interest income on a taxable-equivalent basis was $4,179,000 as compared to $3,877,000 during the three months ended March 31, 1996 and 1995, respectively, representing an increase of 7.9%.

          The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $180,000 during the three months ended March 31, 1996 and 1995.

          Following is a comparison of noninterest income for the three months ended March 31, 1996 and 1995. (dollars in thousands)

                                     Three Months Ended
                                     ------------------     % Inc
                                    Mar 1996    Mar 1995    (Dec)
                                    --------    --------  --------

Service charges on deposits           $668        $602     10.96 %
Other service charges,
 commissions & fees                    233         229      1.74 %
Other income
                                        26          55    (52.72)%
Total noninterest income              ----        ----   -------
                                      $927        $886      4.63 %
                                      ====        ====    =======


The increase in service charges on deposits for the three months ended March 31, 1996 as compared to March 31, 1995 is attributable to an increase in average deposits. The increase in other service charges and fees is attributable to an increase in the volume of loans.

     Following is an analysis of noninterest expense for the three months ended March 31, 1996 and 1995. (dollars in thousands)

                                     Three Months Ended
                                     ------------------     % Inc
                                    Mar 1996    Mar 1995    (Dec)
                                    --------    --------  --------

Salaries and employee benefits       $1,670      $1,519      9.94 %
Occupancy and equipment expense         477         510     (6.47)%
Deposit insurance premium                 3         145    (97.93)%
 Data processing fees                   346         337      2.67 %
Other expense                           521         489      6.54 %
 Total noninterest expense           ------      ------    -------
                                     $3,017      $3,000       0.57%
                                     ======      ======    =======


     Salaries and employee benefits for the three months ended March 31, 1996 were $151,000 higher than during the same period in 1995. Salaries increased $55,000; bonuses increased $62,000; and employee benefits increased $34,000.

     Following is a condensed summary of net income during the three months ended March 31, 1996 and 1995. (dollars in thousands)

                                 Three Months Ended
                               ----------------------        Inc
                                Mar 1996     Mar 1995       (Dec)
                               ---------     --------      --------

Net interest income             $4,110        $3,810         $300
Provision for loan losses          180           180            0
Other income                       927           885           42
Other expense                    3,017         3,000           17
                                ------        ------         ----
  Income before income
  taxes                          1,840         1,515          325
Applicable income taxes            605           487          118
                                ------        ------         ----
     Net income                 $1,235        $1,028         $207
                                ======        ======         ====

COMPARISON OF BALANCE SHEETS:  MARCH 31, 1996 AND DECEMBER 31, 1995

     Total assets decreased by $6.1 million or 1.81% to $335.6 million at March 31, 1996 from $341.8 million at December 31, 1995. Average total assets increased by $7.6 million or 2.35% to $330.3 million for the quarter ended March 31, 1996 from $322.7 million for the quarter ended December 31, 1995.

     Total earning assets increased by $13.0 million or 4.32% to $314.1 million at March 31, 1996 from $301.1 million at December 31, 1995. Average earning assets increased by $25.1 million or 8.73% to $312.7 million for the quarter ended March 31, 1996 from $287.6 million for the quarter ended December 31, 1995.

     Total loans, net of the allowance for loan losses, increased by $9.0 million or 4.27% to $218.9 million at March 31, 1996 from $210.0 million at December 31, 1995. Average net loans increased by $4.4 million or 2.10% to $212.8 million for the quarter ended March 31, 1996 from $208.5 million for the quarter ended December 31, 1995.

     Total deposits decreased by $8.6 million or 2.85% to $293.4 million at March 31, 1996 from $302.0 million at December 31, 1995. Average deposits increased by $10.6 million or 3.75% to $293.7 million for the quarter ended March 31, 1996 from $283.1 million for the quarter ended December 31, 1995. Approximately 17% of average deposits were noninterest-bearing during the three months ended March 31, 1996 and December 31, 1995.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated quarterly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention. Another factor used in determining the adequacy of the reserve is management's judgment about factors affecting loan quality and assumptions about the local and national economy.

  The allowance for loan losses was 1.98% and 2.03% of total loans outstanding at March 31, 1996 and December 31, 1995, respectively. Loan charge-offs and charge-off recoveries amounted to $33,000 net recoveries and $146,000 net charge-offs during the three months ended March 31, 1996 and December 31, 1995, respectively.

Management considers the quarter-end allowance for loan losses adequate to cover potential losses in the loan portfolio.

PART II.  OTHER INFORMATION


ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no matters submitted to a vote of securities holders during the quarter ended March 31, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits - None.

B. There have been no reports filed on Form 8-K for the quarter ended March 31, 1996.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                             ABC BANCORP


- -----------------------      ------------------------------------
        DATE                 W. EDWIN LANE, JR.
                             EXECUTIVE VICE PRESIDENT &
                             CHIEF FINANCIAL OFFICER
                             (Duly authorized officer and
                             principal financial/accounting
                             officer)