Form 10-Q
period 1996-06-30
ABC BANCORP
filed 1996-08-13
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996
                                                 -------------

                                       OR

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-16181
                          -------

                                  ABC BANCORP
  ------------------------------------------------------------------------
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

                                (912) 890-1111
                          ---------------------------
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


THERE WERE 4,000,932 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 1996.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                                 Page
- -----                                                                ----

1.   Financial Statements

          Consolidated Balance Sheets                                 3

          Consolidated Statements of Income                           4

          Consolidated Statements of Cash Flows                       5

          Notes to Consolidated Financial Statements                  8

2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        9


PART II - OTHER INFORMATION

3.  Submission of Matters to a Vote of
    Securities Holders                                               15

6.  Exhibits and Reports on Form 8-K                                 16


     Signatures                                                      19

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   30-Jun-96
                            (Dollars in Thousands)
                                  (Unaudited)
- --------------------------------------------------------------------------------

                                                                    June 30          Dec 31
                                                                      1996            1995
                                                                  ------------    ------------
    Assets
    Cash and due from banks                                          $19,590         $23,612
    Securities available for sale, at fair value                      55,220          39,991
    Securities held to maturity, at cost
    (fair value $21,944 and $10,462, respectively)                    22,335          10,269
    Federal funds sold                                                 8,690          41,025

    Loans                                                            322,084         214,251
    Less allowance for loan losses                                     5,724           4,272
                                                                 ------------    ------------
             Loans, net                                              316,360         209,979
                                                                 ------------    ------------

    Premises and equipment, net                                       10,066           6,942
    Other assets                                                      19,484           9,687
                                                                 ------------    ------------

                                                                    $451,745        $341,505
                                                                  ===========     ===========

    Liabilities and Stockholders' Equity
    Deposits
      Noninterest-bearing demand                                     $52,502         $58,430
       Interest-bearing demand                                        83,326          71,833
       Savings                                                        31,829          22,318
       Time, $100,000 and over                                        49,632          37,773
       Other time                                                    163,805         110,634
                                                                 ------------    ------------
              Total deposits                                         381,094         300,988
                                                                 ------------    ------------
     Securities sold under repurchase agreements
      and other borrowings                                            27,146           3,487
    Other liabilities                                                  2,298           3,095
                                                                 ------------    ------------
              Total liabilities                                      410,538         307,570
                                                                 ------------    ------------

    Stockholders' equity
      Common stock, par value $1;  15,000,000 shares
        authorized, 4,000,932 and 3,597,074 shares issued,
        respectively                                                   4,001           3,597
      Capital surplus                                                 22,537          16,826
      Retained earnings                                               16,824          14,918
      Unrealized gains (losses) on securities available
        for sale, net of taxes                                          (600)            149
                                                                 ------------    ------------
                                                                      42,762          35,490
      Less cost of 217,882 shares acquired for the treasury           (1,555)         (1,555)
                                                                 ------------    ------------
              Total stockholders' equity                              41,207          33,935
                                                                 ------------    ------------

                                                                    $451,745        $341,505
                                                                  ===========     ===========
    See Note to Consolidated Financial Statements.



                       ABC BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                          (Dollars in Thousands)
                               (Unaudited)

- ------------------------------------------------------------------------------------------------------------

                                                                                     1996           1995
                                                                                ------------    ------------
    Interest income
      Interest and fees on loans                                                     $6,638          $5,618
      Interest on taxable securities                                                    691             556
      Interest on nontaxable securities                                                 165             136
      Interest on deposits in other banks                                               - -              33
      Interest on Federal funds sold                                                    185             261
                                                                                ------------    ------------
                                                                                      7,679           6,604
                                                                                ------------    ------------

    Interest expense
      Interest on deposits                                                            2,944           2,548
      Interest  on securities sold under repurchase
        agreements and other borrowings                                                 100              78
                                                                                ------------    ------------
                                                                                      3,044           2,626
                                                                                ------------    ------------

                   Net interest income                                                4,635           3,978
    Provision for loan losses                                                           228             180
                                                                                ------------    ------------
                  Net interest income after provision for loan losses                 4,407           3,798
                                                                                ------------    ------------

    Other income
      Service charges on deposit accounts                                               718             625
      Other service charges, commisions and fees                                        173             124
      Other                                                                              22              44
                                                                                ------------    ------------
                                                                                        913             793
                                                                                ------------    ------------

    Other expense
      Salaries and employee benefits                                                  1,830           1,586
      Equipment expense                                                                 298             272
      Occupancy expense                                                                 206             231
      Amortization of intangible assets                                                  79              80
      Data processing fees                                                               95             100
      Directors fees                                                                    102             127
      FDIC premiums                                                                       3             146
      Other operating expenses                                                          742             527
                                                                                ------------    ------------
                                                                                      3,355           3,069
                                                                                ------------    ------------

                Income before income taxes                                            1,965           1,522

    Applicable income taxes                                                             617             492
                                                                                ------------    ------------

              Net income                                                             $1,348          $1,030
                                                                                 ===========     ===========


    Income per common share                                                           $0.39           $0.31
                                                                                 ===========     ===========

    Average shares outstanding                                                    3,423,398       3,352,525
                                                                                 ===========     ===========

    See Note to Consolidated Financial Statements.

                       ABC BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                 SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (Dollars in Thousands)
                               (Unaudited)

- ------------------------------------------------------------------------------------------------------------
                                                                                    1996            1995
                                                                                ------------    ------------
    Interest income
      Interest and fees on loans                                                    $12,510         $10,793
      Interest on taxable securities                                                  1,359           1,072
      Interest on nontaxable securities                                                 298             269
      Interest on deposits in other banks                                                                51
      Interest on Federal funds sold                                                    562             575
                                                                                ------------    ------------
                                                                                     14,729          12,760
                                                                                ------------    ------------

    Interest expense
      Interest on deposits                                                            5,853           4,839
      Interest  on securities sold under repurchase
        agreements and other borrowings                                                 131             135
                                                                                ------------    ------------
                                                                                      5,984           4,974
                                                                                ------------    ------------

                     Net interest income                                              8,745           7,786
    Provision for loan losses                                                           407             360
                                                                                ------------    ------------
                    Net interest income after provision for loan losses               8,338           7,426
                                                                                ------------    ------------

    Other income
      Service charges on deposit accounts                                             1,386           1,228
      Other service charges, commisions and fees                                        407             353
      Other                                                                              47              99
                                                                                ------------    ------------
                                                                                      1,840           1,680
                                                                                ------------    ------------

    Other expense
      Salaries and employee benefits                                                  3,500           3,105
      Equipment expense                                                                 568             550
      Occupancy expense                                                                 413             462
      Amortization of intangible assets                                                 159             159
      Data processing fees                                                              441             185
      Directors fees                                                                    151             155
      FDIC premiums                                                                       6             291
      Other operating expenses                                                        1,135           1,162
                                                                                ------------    ------------
                                                                                      6,373           6,069
                                                                                ------------    ------------

                Income before income taxes                                            3,805           3,037

    Applicable income taxes                                                           1,222             979
                                                                                ------------    ------------

              Net income                                                             $2,583          $2,058
                                                                                 ===========     ===========


    Income per common share                                                           $0.76           $0.61
                                                                                 ===========     ===========

    Average shares outstanding                                                    3,401,382       3,352,525
                                                                                 ===========     ===========

    See Note to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                            (Dollars in Thousands)
                                  (Unaudited)

- ------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES                                       1996            1995
                                                                          ------------    -----------
      Net income                                                               $2,583          $2,058
                                                                          ------------    ------------
      Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                             462             412
         Provision for loan losses                                                407             360
         Amortization of intangible assets                                        159             159
         Other prepaids, deferrals and accruals, net                           (3,794)         (1,908)
             Total adjustments                                                 (2,766)           (977)
                                                                           -----------     -----------
               Net cash provided by operating activities                         (183)          1,081
                                                                           -----------     -----------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities of securities held
       to maturity                                                             14,907           5,866
      Purchase of securities available for sale                                  - -           (6,703)
      Purchase of securities held to maturity                                 (18,008)           - -
      (Increase)decrease in Federal funds sold                                 32,335          10,982
      (Increase) decrease in loans                                            (26,847)        (16,510)
      Purchase of premises and equipment                                         (732)           (396)
      Merger accounted for as a purchase                                       (4,705)           - -
      Acquisition costs associated with merger                                   (225)           - -
                                                                            -----------    -----------
               Net cash provided by (used in) investing activities             (3,275)         (6,761)
                                                                            -----------    ------------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits                                     (11,422)          1,777
      Net increase (decrease) in repurchase
        agreements                                                              7,534          (2,107)
      Increase (decrease) of long-term debt                                     4,000           6,774
      Dividends paid                                                             (676)           (503)
                                                                           ------------    -----------
              Net cash provided by (used in) financing activities                (564)          5,941
                                                                           ------------    ------------

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30 1996 AND 1995
                            (Dollars in Thousands)
                                  (Unaudited)

- ------------------------------------------------------------------------------------------------------
                                                                            1996             1995
                                                                           ----------      -----------
       Net increase (decrease) in cash and due from banks                      (4,022)            261

       Cash and due from banks at beginning of year                            23,612          20,089
                                                                           ----------      -----------

       Cash and due from banks at end of quarter                              $19,590         $20,350
                                                                           ==========      ===========





    See Note to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

- --------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.



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

          The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at June 30, 1996 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 1996, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. Total capital increased during the six months ended June 30, 1996 by $7.3 million, with this increase attributable to an increase of $5.9 million resulting from a merger (see "Mergers and Acquisitions" herein), an increase of $1.9 resulting from net income after dividends, and a decrease of $.5 million resulting from unrealized losses on available-for-sale securities, net of taxes.

          At June 30, 1996, there were no binding outstanding commitments for capital expenditures. However, the Company anticipates that expenditures of approximately $1,500,000 will be required for the expansion or relocation of properties, which it plans to complete during the next 12 months, in order to serve its customers and meet the needs of the citizens in the communities served by the Banks.

MERGERS AND ACQUISITIONS

          The Company completed its merger with Southland Bancorporation, Dothan, Alabama on June 21, 1996. As a result of the acquisition, Southland Bancorporation was merged into the Company, and its wholly-owned subsidiary, Southland Bank ("Southland"), became a wholly-owned subsidiary of the Company. The merger consideration for the transaction totaled $12.0 million, of which approximately 49% was paid in cash and the remainder in ABC Common Stock. As of June 30, 1996, the Company had incurred $225,000 in costs associated with this merger, and these expenses were charged against capital surplus during June, 1996. The Company borrowed $4,000,000 to fund this acquisition, and also assumed approximately $325,000 of the debt of Southland Bancorporation. The merger is being accounted for as a purchase, and approximately $5.3 million in intangible assets were recorded on the books of Southland as of June 30, 1996.

          As of June 30, 1996, Southland had total assets of $117.4 million, including $23.5 million in investment securities, and $80.3 million in net loans. Southland's deposits totaled $91.4 million as of June 30, 1996, and borrowings consisting of Federal funds purchased and FHLB advances totaled $12.1 million. Southland's equity as of June 30, 1996 totaled $13.5 million.

          Since only 10 days of Southland's operations are reflected in the Company's consolidated operations for the period ended June 30, 1996, Southland had an immaterial effect on the results of operations discussion which follows.

          In addition to the Southland acquisition, the Company has entered into definitive merger agreements for the acquisition of two bank holding companies. One of these acquisitions was completed as of July 31, 1996, and the other is expected to be consummated during the third quarter of 1996. All of the merger consideration for both of these acquisitions will be paid by the issuance of ABC Common Stock.


RESULTS OF OPERATIONS

          The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.
Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Banks' ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the net interest margin, or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets.

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


COMPARISON OF STATEMENTS OF INCOME

          The net interest margin was 6.00% and 5.64% during the three months ended June 30, 1996 and 1995, respectively, an increase of 6.4%. The net interest margin was 5.81% and 5.56% during the six months ended June 30, 1996
and 1995, respectively, an increase of 4.5%.   This increase in net interest
margin during 1996 is mostly attributable to increases in interest and fees earned on loans.

          Net interest income on a taxable-equivalent basis was $4,720,000 as compared to $4,046,000 during the three months ended June 30, 1996 and 1995, respectively, representing an increase of 16.7%. Net interest income on a taxable-equivalent basis was $8,899,000 as compared to $7,925,000 during the six months ended June 30, 1996 and 1995, respectively, representing an increase of 12.3%.

          The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $228,000 and $180,000 during the three months ended June 30, 1996 and 1995, and $407,000 and $360,000 during the six months ended June 30, 1996 and 1995.

          Following is a comparison of noninterest income for the three and six months ended June 30, 1996 and 1995. (dollars in thousands)

                                   Three Months Ended     %Inc
                                   ------------------
                                 Jun 1996    Jun 1995     (Dec)
                                 --------    --------     -----

Service charges on deposits        $718        $625        14.88 %
Other service charges,
  commissions & fees                173         124        39.52 %
Other income                         22          44       (50.00)%
                                   ----        ----       -------
  Total noninterest income         $913        $793        15.13 %
                                   ====        ====        =====

                                   Six Months Ended       %Inc
                                   ----------------
                                 Jun 1996    Jun 1995     (Dec)
                                 --------    --------     -----

Service charges on deposits      $1,386      $1,228        12.87 %
Other service charges,
 commissions & fees                 407         353        15.30 %
Other income                         47          99       (52.53)%
                                 ------      ------       -------
  Total noninterest income       $1,840      $1,680         9.52 %
                                 ======      ======         ====

     The increase in service charges on deposits for the three and six months ended June 30, 1996, as compared to June 30, 1995, is attributable to an increase in average deposits. The increase in other service charges and fees is attributable to an increase in the volume of loans.

     Following is an analysis of noninterest expense for the three and six months ended June 30, 1996 and 1995. (dollars in thousands)

                                       Three Months Ended    %Inc
                                       ------------------
                                    Jun 1996      Jun 1995   (Dec)
                                    --------      --------   -----

Salaries and employee benefits        $1,830       $1,586     15.38 %
Occupancy and equipment expense          504          503       .20 %
Deposit insurance premium                  3          146    (97.95)%
Data processing fees                      95           100    (5.00)%
Other expense                            923           734    25.75 %
                                      ------        ------    -----
Total noninterest expense             $3,355        $3,069     9.32 %
                                      ======        ======     ====

                                      Six Months Ended        %Inc
                                      ----------------
                                    Jun 1996     Jun 1995     (Dec)
                                    --------     --------    ------
Salaries and employee benefits        $3,500       $3,105     12.72 %
Occupancy and equipment expense          981        1,012     (3.06)%
Deposit insurance premium                  6          291    (97.94)%
Data processing fees                     441          185    138.38%
Other expense                          1,445        1,476     (2.10)%
                                       -----        -----     ------
  Total noninterest expense           $6,373       $6,069      5.01 %
                                      ======       ======     =====

   Total noninterest expense for the six months ended June 30, 1996 was $304,000 higher than during the same period in 1995. Salaries and employee benefits were $395,000 higher, with the increase attributable to an increase in the number of employees in preparation for the company's acquisition growth during 1996. Data processing fees were $256,000 higher, with the increase attributable to the conversion costs during the first quarter of 1996 to a new process for rendering month-end statements to customers.

     Following is a condensed summary of net income during the three and six months ended June 30, 1996 and 1995. (dollars in thousands)

                               Three Months Ended       Inc
                               ------------------
                             Jun 1996     Jun 1995     (Dec)
                             --------     --------     -----

Net interest income            $4,635       $3,978      $657
Provision for loan losses         228          180        48
Other income                      913          793       120
Other expense                   3,355        3,069       286
                               ------       ------      ----
Income before income taxes      1,965        1,522       443
Applicable income taxes           617          492       125
                               ------       ------      ----
  Net income                   $1,348       $1,030      $318
                               ======       ======      ====


                               Six Months Ended         Inc
                               ----------------
                             Jun 1996     Jun 1995     (Dec)
                             ---------    --------     -----
Net interest income            $8,745       $7,786      $959
Provision for loan losses         407          360        47
Other income                    1,840        1,680       160
Other expense                   6,373        6,069       304
                               ------       ------      ----
Income before income taxes      3,805        3,037       768
Applicable income taxes         1,222          979       243
                               ------       ------      ----
  Net income                   $2,583       $2,058      $525
                               ======       ======      ====

COMPARISON OF BALANCE SHEETS

     Total assets increased by $110.2 million, or 32.3%, to $451.7 million at June 30, 1996 from $341.5 million at December 31, 1995.

     Total earning assets increased by $101.3 million, or 33.6%, to $402.6 million at June 30, 1996 from $301.3 million at December 31, 1995.

     Total loans, net of the allowance for loan losses, increased by $106.4 million, or 50.66%, to $316.4 million at June 30, 1996 from $210.0 million at December 31, 1995.

     Total deposits increased by $80.1 million, or 26.6%, to $381.1 million at June 30, 1996 from $301.0 million at December 31, 1995. Approximately 14% and 19% of deposits were noninterest-bearing as of June 30, 1996 and December 31, 1995, respectively.

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

     The allowance for loan losses was 1.78% and 1.99% of total loans outstanding at June 30, 1996 and December 31, 1995, respectively. Management considers the allowance for loan losses as of June 30, 1996 adequate to cover potential losses in the loan portfolio.

PART II.  OTHER INFORMATION


ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Annual Meeting of the Shareholders of the Company was held on April 17, 1996. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares outstanding, net of 217,882 shares held for the treasury amounted to 3,379,192. A total of 2,487,435 shares were represented by shareholders in attendance or by proxy by a vote of 2,486,503 for and 932 against the following directors were elected to serve one year until the next annual meeting.

          J. Raymond Fulp                Joseph C. Parker
          Kenneth J. Hunnicutt           Eugene M. Vereen, Jr.
          Willard Lasseter               Doyle Weltzbarker
          Henry Wortman                  Hal Lynch
          Bobby R. Lindsey               Johnny Floyd

     By a vote of 2,467,415 for, 16,010 against and 4,010 abstaining, the shareholders approved an amendment to the Company's Articles of Incorporation to provide therein for an increase to 15 million shares of common stock, $1.00 par value, in one or more series with voting rights as determined by the Board of Directors.

     The Common Stock may be created and issued from time to time in one or more series with voting rights for each series as determined by the Board of Directors of the Company and set forth in the resolution or resolutions providing for the creation and issuance of the stock in such series.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits - None.

B. ABC has filed a Report on Form 8-K, dated June 21, 1996, concerning its acquisition by merger of Southland Bancorporation ("Southland"), Dothan, Alabama. The following financial information was filed concerning ABC, Southland, and ABC's additional pending merger transactions with Central Bankshares, Inc. ("Central") and First National Financial Corporation ("First National").


Unaudited Pro Forma Condensed Consolidated Financial Data

  ABC Historical combined with Central Historical
  -- Pro Forma Condensed Balance Sheet
  -- Pro Forma Condensed Statements of Income
  -- Notes to Pro Forma Condensed Financial Statements

  ABC Historical combined with First National Historical
  -- Pro Forma Condensed Balance Sheet
  -- Pro Forma Condensed Statements of Income
  -- Notes to pro Forma Condensed Financial Statements

  ABC/First National combined with Central Historical
  -- Pro Forma Condensed Balance Sheet
  -- Pro Proma Condensed Statements of Income
  -- Notes to Pro Forma Condensed Financial Statements

  ABC Historical combined with Southland Historical
  -- Pro Forma Condensed Balance Sheet
  -- Pro Forma Condensed Statements of Income
  -- Notes to Pro Forma Condensed Financial Statements

  ABC/Southland combined with Central Historical
  -- Pro Forma Condensed Balance Sheet
  -- Pro Forma Condensed Statements of Income
  -- Notes to Pro Forma Condensed Financial Statements

  ABC/First National combined with Southland Historical
  -- Pro Forma Condensed Balance Sheet
  -- Pro Forma Condensed Statements of Income
  -- Notes to Pro Forma Condensed Financial Statements

 ABC/First National/Southland combined w/Central Historical
  -- Pro Forma Condensed Balance Sheet
  -- Pro Forma Condensed Statements of Income
  -- Notes to Consolidated Financial Statements

 ABC Bancorp Historical Financial Data:

 Consolidated Financial Statements -- March 31, 1996 and 1995
  (unaudited)
  -- Consolidated Balance Sheets
  -- Consolidated Statements of Income
  -- Consolidated Statements of Cash Flows
  -- Notes to Consolidated Financial Statements

 Consolidated Financial Statements
  -- Independent Auditor's Report
  -- Consolidated Balance Sheets -- December 31, 1995 and 1994
  -- Consolidated Statements of Income -- Years ended December
     31, 1995, 1994 and 1993
  -- Consolidated Statements of Stockholders' Equity - Years ended
     December 31, 1995, 1994 and 1993
  -- Consolidated Statements of Cash Flows - Years ended December
     31, 1995, 1994 and 1993
  -- Notes to Consolidated Financial Statements

Central Bankshares, Inc. Historical Financial Data:

 Consolidated Financial Statements - March 31, 1996 and 1995
     (unaudited)
  -- Consolidated Balance Sheets
  -- Consolidated Statements of Income
  -- Notes to Consolidated Financial Statements

 Consolidated Financial Statements
  -- Independent Auditors' Report
  -- Consolidated Balance Sheets - Years ended December 31, 1995 and 1994
  -- Consolidated Statements of Stockholders' Equity - Years ended
     December 31, 1995 and 1994
  -- Consolidated Statements of Cash Flows - Years ended December
     31, 1995 and 1994
  -- Notes to Consolidated Financial Statements

Southland Bancorporation Historical Financial Data:

  Consolidated Financial Statements
  -- Consolidated balance Sheets - March 31, 1996 and December 31,
     1995 (unaudited)
  -- Consolidated Statements of Earnings - Three Months ended March
     31, 1996 and 1995
  -- Consolidated Statements of Cash Flows - Three Months ended
     March 31, 1996 and 1995
  -- Notes to Consolidated Financial Statements

  Consolidated Financial Statements
  -- Independent Auditors' Report
  -- Consolidated Balance Sheets - December 31, 1995 and 1994
  -- Consolidated Statements of Earnings - Years ended December 31,
     1995, 1994 and 1995
  -- Consolidated Statements of Stockholders' Equity - Years ended
     December 31, 1995, 1994 and 1993
  -- Consolidated Statements of Cash Flows - Years ended December
     31, 1995, 1994 and 1993
  -- Notes to Consolidated Financial Statements


The following financial information concerning First National (Commission File No. 0-20130) was incorporated by reference in ABC's Report on Form 8-K.

     1. Financial Statements of First National consisting of an Independent Auditors' Report; Consolidated Balance Sheets as of December 31, 1995 and 1994; Consolidated Statements of Income for the years ended December 31, 1995 and 1994; Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1995 and 1994; Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1994; and Notes to Consolidated Financial Statements (filed as pages 26 through 48 of First National's Annual Report on Form 10-KSB filed with the Commission on March 26, 1996).

     2. Financial Statements of First National, consisting of Consolidated Balance Sheets as of March 31, 1996 and 1995; Consolidated Income Statements and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995; and Notes to Financial Statements (filed as pages 2 through 7 of First National's Quarterly Report on Form 10-QSB filed with the Commission on May 15, 1996).

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP


August 13, 1996            /s/ W. Edwin Lane, Jr.
______________________     _____________________________________
        DATE               W. EDWIN LANE, JR.
                           EXECUTIVE VICE PRESIDENT &
                           CHIEF FINANCIAL OFFICER
                         (DULY AUTHORIZED OFFICER AND PRINCIPAL
                         FINANCIAL/ACCOUNTING OFFICER)