Form 10-Q
period 1996-09-30
ABC BANCORP
filed 1996-11-12
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 1996
                                       ------------------

                                      OR

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   0-16181
                          -------

                                  ABC BANCORP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        GEORGIA                                                 58-1456434
------------------------                                   ---------------------
(State of incorporation)                                   (IRS Employer ID No.)

                   310 FIRST STREET, SE  MOULTRIE, GA 31768
                  ------------------------------------------
                   (Address of principal executive offices)

                                (912) 890-1111
                         -----------------------------
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

THERE WERE 5,031,063 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30,
1996.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item                                                                        Page
----                                                                        ----

1.   Financial Statements

          Consolidated Balance Sheets                                          3

          Consolidated Statements of Income                                    4

          Consolidated Statements of Cash Flows                                6

          Notes to Consolidated Financial Statements                           7

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                      9


PART II - OTHER INFORMATION

3.  Submission of Matters to a Vote of
    Securities Holders                                                        16

6.  Exhibits and Reports on Form 8-K                                          16


     SIGNATURE                                                                18

                         ABC BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)


-------------------------------------------------------------------------------------------------
                                                                      Sep 30          Dec 31
                                                                       1996            1995
                                                                    ----------     ----------

Assets
-----
Cash and due from banks                                              $ 27,214        $ 28,351
Federal funds sold                                                      9,270          47,485
Securities available for sale, at fair value                           73,243          58,718
Securities held to maturity, at cost                                   25,684          13,271

Loans                                                                 409,802         281,031
Less allowance for loan losses                                          6,689           5,184
                                                                     --------        --------
         Loans, net                                                   403,113         275,847
                                                                     --------        --------

Premises and equipment, net                                            12,935           9,529
Other assets                                                           25,184          13,108
                                                                     --------        --------

                                                                     $576,643        $446,309
                                                                     ========        ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest -bearing demand                                        $ 64,001        $ 69,661
  Interest-bearing demand                                              93,403          90,495
  Savings                                                              38,076          27,468
  Time, $100,000 and over                                              68,427          52,029
  Other time                                                          214,500         154,304
                                                                     --------        --------
      Total deposits                                                  478,407         393,957
  Notes payable                                                         4,324            - -
  Securities sold under repurchase agreements                             701           1,887
  Other short term borrowings                                          35,519           2,600
  Other liabilities                                                     5,151           4,236
                                                                     --------        --------
        Total liabilities                                             524,102         402,680
                                                                     --------        --------
Stockholders' equity
  Common stock,par value $1;  15,000,000 shares authorized
    5,249,419 and 4,703,919 shares issued, respectively                 5,249           4,704
  Surplus                                                              28,525          23,234
  Retained earnings                                                    21,011          17,048
  Unrealized gains (losses) on securities available for sale,
      net of taxes                                                       (689)            198
                                                                     --------        --------
                                                                       54,096          45,184
    Less cost of 217,882 shares acquired for the treasury              (1,555)         (1,555)
                                                                     --------         -------
         Total stockholders' equity                                    52,541          43,629
                                                                     --------        --------
                                                                     $576,643        $446,309
                                                                     ========       =========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (Dollars in Thousands)
                                  (Unaudited)

------------------------------------------------------------------------------------------------
                                                                       1996              1995
                                                                    ---------         ---------
INTEREST INCOME
  Interest and fees on loans                                         $10,757            $7,630
  Interest on taxable securities                                       1,379               878
  Interest on nontaxable securities                                      179               126
  Interest on deposits in other banks                                    - -                30
  Interest on Federal funds sold                                         114               290
                                                                     -------          --------
                                                                      12,429             8,954
                                                                     -------          --------

 INTEREST EXPENSE
   Interest on deposits                                                5,063             3,775
   Interest  on securities sold under repurchase
     agreements and other borrowings                                     538               121
                                                                     -------          --------
                                                                       5,601             3,896
                                                                     -------          --------

                    Net interest income                                6,828             5,058
   Provision for loan losses                                             438               284
                                                                     -------          --------
                   Net interest income after provision for loan loss   6,390             4,774
                                                                     -------          --------

OTHER INCOME
  Service charges on deposit accounts                                 1,415               910
  Other service charges, commisions and fees                            220               102
  Other                                                                 148               164
                                                                    -------          --------
                                                                      1,783             1,176
                                                                    -------          --------

OTHER EXPENSE
  Salaries and employee benefits                                      2,982             2,018
  Equipment expense                                                     551               229
  Occupancy expense                                                     319               457
  Amortization of intangible assets                                     150                87
  Data processing fees                                                  502               139
  Directors fees                                                        126                95
  FDIC premiums                                                          35                 5
  Other operating expenses                                            1,165               851
                                                                    -------          --------
                                                                      5,830             3,881
                                                                   --------          --------

               Income before income taxes                             2,343             2,069

   Applicable income taxes                                              798               673
                                                                    -------          --------

             Net income                                              $1,545            $1,396
                                                                    =======          ========


   Income per common share                                            $0.31             $0.31
                                                                    =======           =======

   Average shares outstanding                                     5,031,537         4,453,410
                                                                  =========         =========


                See Notes to Consolidated Financial Statements.


                         ABC BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (Dollars in Thousands)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                       1996            1995
                                                                   ------------    ------------
INTEREST INCOME
  Interest and fees on loans                                        $26,975         $21,616
  Interest on taxable securities                                      3,429           2,630
  Interest on nontaxable securities                                     477             395
  Interest on deposits in other banks                                   - -             - -
  Interest on Federal funds sold                                        801             912
                                                                    -------         -------
                                                                     31,682          25,553
                                                                    -------          ------

INTEREST EXPENSE
  Interest on deposits                                               13,083          10,330
  Interest on securities sold under repurchase
    agreements and other borrowings                                     697             273
                                                                    -------         -------
                                                                     13,780          10,603
                                                                    -------         -------

             Net interest income                                     17,902          14,950
 PROVISION FOR LOAN LOSSES                                              985             789
                                                                    -------         -------
            Net interest income after provision for loan loss        16,917          14,161
                                                                    -------         -------

 OTHER INCOME
   Service charges on deposit accounts                                3,084           2,552
   Other service charges, commisions and fees                           883             484
   Security transactions, net                                           (12)
   Other                                                                277             400
                                                                     ------         -------
                                                                      4,232           3,436
                                                                     ------         -------

 OTHER EXPENSE
   Salaries and employee benefits                                     7,347           5,968
   Equipment expense                                                  1,196             898
   Occupancy expense                                                    868           1,020
   Amortization of intangible assets                                    319             238
   Data processing fees                                               1,058             436
   Directors fees                                                       312             281
   FDIC premiums                                                         92             387
   Other operating expenses                                           2,721           2,472
                                                                     ------          ------
                                                                     13,913          11,700
                                                                    -------         -------

         Income before income taxes                                   7,236           5,897

 Applicable income taxes                                              2,429           1,949
                                                                    -------         -------

       NET INCOME                                                    $4,807          $3,948
                                                                     ======          ======

Income per common share                                               $1.01           $0.89
                                                                      =====          ======

Average shares outstanding                                        4,779,017       4,453,410
                                                                  =========       =========


See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (Dollars in Thousands)
                                  (Unaudited)

------------------------------------------------------------------------------------------------
                                                                         1996          1995
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $4,807          $3,948
                                                                       ------         -------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                          889             852
    Provision for loan losses                                             985             225
    Amortization of intangible assets                                     872             789
    Other prepaids, deferrals and accruals, net                        (4,807)         (2,404)
                                                                      -------         -------

       Total adjustments                                               (2,061)           (538)
                                                                      -------         -------

       Net cash provided by (used in) operating activities              2,746           3,410
                                                                      -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities                    23,499          15,896
  Purchase of investment securities                                   (28,336)        (16,366)
  Proceeds from sales of securities available for sale                  1,600           1,499
  (Increase)decrease in Federal funds sold                             38,215           1,353
  (Increase) decrease in loans                                        (48,310)        (32,138)
  Net cash paid for purchased subsidiary                               (3,888)
  Purchase of premises and equipment                                   (1,441)           (570)
                                                                      -------         -------

     Net cash provided by (used in) investing activities              (18,661)        (30,326)
                                                                      -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                  (7,046)         20,519
  Net increase (decrease) in repurchase agreements                     (1,186)           (597)
  Proceeds from short-term borrowings                                  21,119           5,774
  Proceeds from long-term debt                                          4,000
  Repayment of long-term debt                                          (1,096)
  Dividends paid                                                       (1,179)           (947)
  Purchase of fractional shares                                            (6)             (3)
  Proceeds from exercise of stock options of pooled subsidiary            172              75

     Net cash provided by (used in) financing activities               14,778          24,821
                                                                      -------         -------

Net increase (decrease) in cash and due from banks                    ($1,137)        ($2,095)

Cash and due from banks at beginning of period                         28,351          23,093
                                                                      -------         -------

Cash and due from banks at end of period                              $27,214         $20,998
                                                                      =======         =======


                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and subsidiaries
("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  RECENT ACQUISITIONS

     On June 21, 1996, the Company acquired all of the outstanding common stock of Southland Bancorporation ("Southland") in exchange for 402,271 shares of the Company's common stock and $5,880,392 in cash. The excess of purchase price over net book value of assets acquired amounted to $5,310,222. The fair value of assets acquired was deemed to approximate their recorded value; therefore, the excess cost will be accounted for as goodwill and amortized over a period of 15 years. Immediately following the merger, Southland was liquidated and its wholly-owned subsidiary, Southland Bank, became a wholly-owned subsidiary of the Company.

     The acquisition has been accounted for as a purchase transaction and, accordingly, the operations of Southland Bank will be included in the consolidated financial statements of the Company only from June 21, 1996, the date of acquisition. Had the acquisition of Southland Bank occurred on January 1, 1995, pro forma unaudited consolidated results of operations (after restatement for the poolings of interest described below) for the nine months ended September 30, 1996 and 1995 would have been as follows:


                                          Nine Months Ended
                                            September 30,
                                          ------------------
                                           1996         1995
                                           ----         ----
                                     (Dollars in Thousands Except
                                          Per Share Data)


Net interest income                    $20,151        $18,510
Other income                             4,799          4,664
Net income                               4,855          4,689
Net income per share                       .96            .97

     On July 31, 1996, the Company acquired all of the outstanding common stock of Central Bankshares, Inc. ("Central") in exchange for 524,300 shares of the Company's common stock and a nominal amount of cash in lieu of fractional shares. Immediately following the merger, Central was liquidated and its wholly-owned subsidiary, Central Bank & Trust, became a wholly-owned subsidiary of the Company. On August 31, 1996, the Company acquired all of the outstanding common stock of First National Financial Corporation ("First National") in exchange for 725,774 shares of the Company's common stock and a nominal amount of cash in lieu of fractional shares. Immediately following the merger, First National was liquidated and its wholly-owned subsidiary, First National Bank of South Georgia, became a wholly-owned subsidiary of the Company.

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

     The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 1996 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 1996, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 1996, total capital increased $8.9 million to $52.5 million at September 30, 1996. This increase in capital resulted from the retention of net earnings of $3.6 million (after deducting dividends to shareholders of $1.2 million) a decrease of $.7 million in unrealized gains on securities available for sale, net of taxes and a net increase of $6.0 million related to merger transactions.

     At September 30, 1996, there were no material binding commitments for capital expenditures. However, the Company anticipates that expenditures of approximately $ 2,500,000 will be required for the expansion or relocation of properties, which it plans to complete during the next 12 months, in order to serve its customers and meet the needs of the citizens in the communities served by the Banks.

MERGERS AND ACQUISITIONS

     The results of operations for the three and nine months ended September
30, 1996 and 1995 include the operations of the five wholly-owned subsidiary banks held prior to 1996 and the operations of Central Bankshares, Inc. and First National Financial Corporation which were acquired in 1996 in transactions that were accounted for as poolings of interests. The results of operations for the three and nine months ended September 30, 1996 also include the operations of Southland Bancorporation since June 21, 1996, the date of its acquisition, which transaction was accounted for as a purchase.

     Also, the Company has entered into a definitive merger agreement with M & F Financial Corporation, Donalsonville, Georgia,("M&F"), whereby it would acquire all of the outstanding common stock of M&F in exchange for the Company's common stock. The total merger consideration will approximate $6.1 million. Total assets of M&F at September 30, 1996 were approximately $42 million. The merger is subject to approval by M&F shareholders and certain regulatory authorities, and the registration of the Company's common stock to be issued in connection with the merger. As a result of the merger, Merchants & Farmers Bank, a wholly-owned subsidiary of M&F, will become a wholly-owned subsidiary of the Company. The merger will be accounted for as a pooling of interests and is expected to be consummated during the fourth quarter of 1996.


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

COMPARISON OF STATEMENTS OF INCOME

     The net interest margin was 5.42% and 5.63% during the three months ended September 30, 1996 and 1995, respectively, a decrease of 21 basis points. The net interest margin was 5.43% and 5.26% during the nine months ended September 30, 1996 and 1995, respectively, an increase of 17 basis points. These variances are mostly attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income on a taxable-equivalent basis was $6,920,000 as compared to $5,123,000 during the three months ended September 30, 1996 and 1995, respectively, representing an increase of 35.1%. Net interest income on a taxable-equivalent basis was $18,148,000 as compared to $15,153,000 during the nine months ended September 30, 1996 and 1995, respectively, representing an increase of 19.8%.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $438,000 and $284,000 during the three months ended September 30, 1996 and 1995, and $985,000 and $789,000 during the nine months ended September 30, 1996 and 1995. The provision for loan losses recorded by Southland Bank ("Southland") during the nine months ended September 30, 1996 was $77,000.

     Following is a comparison of noninterest income for the three months ended September 30, 1996 and 1995. (dollars in thousands)


                                     Three Months Ended
                                     ------------------
                                   Sept 1996       Sept 1995
                                   ---------       ---------

Service charges on deposits          $1,415           $910
Other service charges,
 commissions & fees                    -220            102
Other income                            148            164
                                     ------           ----
  Total noninterest income           $1,783         $1,176
                                     ======         ======



                                         Nine Months Ended
                                         -----------------
                                      Sept 1996     Sept 1995
                                      ---------     ---------

Service charges on deposits              $3,084        $2,552
Other service charges
 commissions & fees                         883           484
Other income                                265           400
                                         ------       -------
  Total noninterest income               $4,232        $3,436
                                         ======        ======



     Total noninterest income for the nine months ended September 30, 1996 was $796,000 higher than during the same period in 1995. Service charges on deposits, other service charges and other income recorded by Southland during the nine months ended September 30, 1996 was $216,000, $121,000 and $105,000, respectively. The additional increase in service charges on deposits for the three and nine months ended September 30, 1996, as compared to September 30, 1995, is attributable to an increase in average deposits. The additional increase in other service charges and fees is attributable to an increase in the volume of loans.

     Following is an analysis of noninterest expense for the three and nine months ended September 30, 1996 and 1995. (dollars in thousands)


                                        Three Months Ended
                                        ------------------
                                      Sept 1996     Sept 1995
                                      ---------     ---------

Salaries and employee benefits          $ 2,982       $ 2,018
Occupancy and equipment expense             870           686
Deposit insurance premium                    35             5
Data processing fees                        502           139
Other expense                             1,441         1,033
                                        -------        ------
Total noninterest expense               $ 5,830       $ 3,881
                                        =======       =======


                                        Nine Months Ended
                                        -----------------
                                      Sept 1996     Sept 1995
                                      ---------     ---------


Salaries and employee benefits          $ 7,347       $ 5,968
Occupancy and equipment expense           2,064         1,918
Deposit insurance premium                    92           387
Data processing fees                      1,058           436
Other expense                             3,352         2,991
                                        -------       -------
Total noninterest expense               $13,913       $11,700
                                        =======       =======

     Total noninterest expense for the nine months ended September 30, 1996 was $2,213,000 higher than during the same period in 1995.

     Salaries and employee benefits for the nine months ended September 30, 1996 was $1,379,000 higher than during the same period in 1995. Salaries and employee benefits recorded by Southland during the nine months ended September 30, 1996 amounted to $620,000. The remainder of the increase is mostly attributable to an increase in the number of employees in preparation for the company's acquisition growth during 1996.

     Deposit insurance premiums for the nine months ended September 30, 1996 was $295,000 lower than during the same period in 1995. Southland's deposit insurance premium for the nine months ended September 30, 1996 amounted to $19,000. Deposit insurance premiums, excluding Southland, decreased $314,000 during the nine months ended September 30, 1996 as compared to the same period a year earlier. This decrease is attributable to a reduction in FDIC deposit insurance for commercial banks which became effective in 1995.

     Data processing fees for the nine months ended September 30, 1996 were $622,000 higher than during the same period in 1995, with the increase attributable to the conversion costs during 1996 to a new process for rendering month-end statements to customers.

     Other operating expense for the nine months ended September 30, 1996 increased $361,000 as compared to the same period in 1995, with $352,000 of this increase attributable to Southland.

     Following is a condensed summary of net income during the three and nine months ended September 30, 1996 and 1995. (dollars in thousands)


                                  Three Months Ended
                                  ------------------
                                Sept 1996        Sept 1995
                                ----------       ---------

Net interest income              $6,828            $5,058
Provision for loan losses           438               284
Other income                      1,783             1,176
Other expense                     5,830             3,881
                                 ------            ------
Income before income taxes        2,343             2,069
Applicable income taxes             798               673
                                 ------            ------
  Net income                     $1,545            $1,396
                                 ======            ======



                                         Nine Months Ended
                                      -----------------------
                                      Sept 1996     Sept 1995
                                      ---------     ---------
Net interest income                    $17,902       $14,950
Provision for loan losses                  985           789
Other income                             4,232         3,436
Other expense                           13,913        11,700
                                        ------        ------
Income before income taxes               7,236         5,897
Applicable income taxes                  2,429         1,949
                                       -------       -------
  Net income                           $ 4,807       $ 3,948
                                       =======       =======

     Net income increased $859,000 or 21.76% to $4,807,000 for the nine months ended September 30, 1996 as compared to $3,948,000 for the nine months ended September 30, 1995. Approximately 40% of this increase represents net income of $343,000 contributed by the purchased subsidiary, Southland. Net interest income of ABC and its subsidiaries excluding Southland increased $1,591,000 offset by an increase in provision for loan losses of $119,000 and an increase in all other net noninterest expense of $956,000, resulting in a net increase of $516,000 in net income for the consolidated group excluding Southland.

COMPARISON OF BALANCE SHEETS

     Total assets increased by $130.3 million, or 29.2%, to $576.6 million at September 30, 1996 from $446.3 million at December 31, 1995. Of this increase, $120 million is attributable to Southland.

     Total earning assets increased by $116.0 million, or 29.3%, to $511.3 million at September 30, 1996 from $395.3 million at December 31, 1995. Of this increase, $105 million is attributable to Southland.

     Total loans, net of the allowance for loan losses, increased by $127.3 million, or 31.6%, to $403.1 million at September 30, 1996 from $275.8 million at December 31, 1995. Of this increase, $82 million is attributable to Southland.

     Total deposits increased by $84.4 million, or 21.4%, to $478.4 million at September 30, 1996 from $394.0 million at December 31, 1995. Of this increase, $94 million is attributable to Southland. Approximately 14% and 18% of deposits were noninterest-bearing as of September 30, 1996 and December 31, 1995, respectively.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated quarterly based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require attention. Another factor used in determining the adequacy of the reserve is management's judgment about factors affecting loan quality and assumptions about the local and national economy.

     The allowance for loan losses was 1.63% and 1.84% of total loans outstanding at September 30, 1996 and December 31, 1995, respectively. Management considers the allowance for loan losses as of September 30, 1996 adequate to cover potential losses in the loan portfolio.

PART II.      OTHER INFORMATION

ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          There were no matters submitted to a vote of securities holders during the quarter ended September 30, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits - None.

B. ABC has filed a Report on Form 8-K, dated July 31, 1996, concerning its acquisition by merger of Central Bankshares, Inc. ("Central"), Cordele, Georgia. The following financial information was incorporated by reference concerning ABC, Central, and the two other entities which ABC has acquired by merger in 1996, Southland Bancorporation ("Southland"), Dothan, Alabama, and First National Financial corporation ("First National"), Albany, Georgia.

     -- Unaudited consolidated financial statements of ABC as of March 31, 1996, together with the notes thereto, as well as the audited financial statements of ABC as of December 31, 1995 and the year then ended, audited by the independent accounting firm of Mauldin & Jenkins.

     -- Unaudited consolidated financial statements of Central as of March 31, 1996, together with the notes thereto, as well as the audited financial statements of Central as of December 31, 1995 and the year then ended audited by the independent accounting firm of Mauldin & Jenkins.

     --  Unaudited consolidated financial statements of Southland as of March
          31, 1996, together with the notes thereto, as well as the audited financial statements of Southland as of December 31, 1995, and the year then ended, audited by the independent accounting firm of KPMG Peat Marwick LLP.

     -- Unaudited consolidated financial statements of First National as of March 31, 1996, together with the notes thereto, as well as the audited financial statements of First National as of December 31, 1995 and the year then ended, audited by the independent accounting firm of Francis & Co., CPA's.

     -- Unaudited Pro Forma Condensed Consolidated Financial Data and Historical Financial Data of each of ABC, First National, Central and Southland.

ABC has filed a Report on Form 8-K, dated August 30, 1996, concerning its acquisition by merger of First National. The following financial information was incorporated by reference concerning ABC, First National, Central and Southland.

     -- Unaudited consolidated financial statements of ABC as of March 31, 1996, together with the notes thereto, as well as the audited financial statements of ABC as of December 31, 1995 and the year then ended, audited by the independent accounting firm of Mauldin & Jenkins.

     -- Unaudited consolidated financial statements of First National as of March 31, 1996, together with the notes thereto, as well as the audited financial statements of First National as of December 31, 1995 and the year then ended, audited by the independent accounting firm of Francis & Co., CPA's.

     -- Unaudited consolidated financial statements of Central as of March 31, 1996, together with the notes thereto, as well as the audited financial statements of Central as of December 31, 1995 and the year then ended, audited by the independent accounting firm of KPMG Peat Marwick LLP.

     --  Unaudited Pro Forma Condensed Consolidated Financial Data and
          Historical Financial Data of each of ABC, First National, Central and Southland.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP


          November 7, 1996                /s/ W. Edwin Lane, Jr.
--------------------------------------    -------------------------------------
              DATE                        W. EDWIN LANE, JR.
                                          EXECUTIVE VICE PRESIDENT &
                                          CHIEF FINANCIAL OFFICER
                                          (Duly Authorized Oddicer and principal
                                          financial/accounting officer)