Form 10-K405
period 1996-12-31
ABC BANCORP
filed 1997-03-28
CIK 351569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1996

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

Check if there is no disclosure of delinquent filers pursuant to Item  405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1997, registrant had outstanding 5,396,561 shares of common stock, $1 par value per share, which is registrant's only class of common
stock.   The aggregate market value of the voting  stock held by nonaffiliates of the registrant was approximately $82,402,000.

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

                                    PART I



ITEM 1. BUSINESS OF THE COMPANY AND SUBSIDIARY BANKS

        ABC Bancorp ("ABC" or the "Company") was organized as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended in 1981 (the"BHCA"), and the bank holding company laws of Georgia.

        The Company provides, through its commercial bank subsidiaries described below (hereinafter referred to as the ("Subsidiary Banks" or the "Banks"), banking services to individuals and businesses in southwestern and southcentral Georgia and southeastern Alabama. The Company's executive office is located at 310 First Street, S.E., Moultrie, Georgia 31768, and its telephone number is
(912) 890-1111. As a registered bank holding company, the Company is subject to the applicable provisions of the BHCA and the Georgia Bank Holding Company Act, as well as to supervision by the Board of Governors of the Federal Reserve System and the State of Georgia Department of Banking and Finance.

        The Company's primary business as a bank holding company is to manage the business and affairs of the Banks. The Banks provide a broad range of retail and commercial banking services to its customers, including checking, savings, NOW and money market accounts and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles, credit cards; letters of credit; trust services; through a correspondent bank, discount brokerage services; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers and automated teller machines. The Company maintains a diversified loan portfolio and makes no foreign or energy-related loans.

        While the Company has decentralized certain of its management responsibilities, it maintains efficient centralized operating systems. As a result, corporate policy, strategy and certain administrative policies are established by the Board of Directors of the Company, while lending and community-specific marketing decisions are made primarily by each Bank to allow it to respond to differing needs and demands of its own market. Data processing functions are centralized in the Company's data processing division located in Moultrie, Georgia. Within this framework, the Banks focus on providing personalized services and quality products to their customers to meet the needs of the communities they serve. The Company's objective is to establish itself as a major financial institution in southern Georgia. Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy.

        As a bank holding company, ABC performs central data processing functions, purchasing functions and other common functions and provides certain management services for its subsidiaries. Normal banking services are conducted by its nine wholly-owned bank subsidiaries, which are sometimes hereinafter collectively referred to as the "Banks."

American Banking Company

        American Banking Company ("American Bank") was incorporated on August 3, 1971 and operates a full- service banking business in Moultrie, Colquitt
County, Georgia, providing such banking services as checking and savings accounts, various other types of time deposits and money transfers. As of December 31, 1996, American Bank ranked, on the basis of total deposits, as the second of three banks in Colquitt County.

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


        At December 31, 1996, American Bank had correspondent relationships with twelve other commercial banks in Georgia. American Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to American Bank such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, American Bank maintains certain balances with its correspondents in noninterest-bearing accounts.


The Bank of Quitman


        The Bank of Quitman ("Quitman Bank") was founded on December 26, 1888, and operates a full-service banking business in Quitman and Brooks County, Georgia. On December 31, 1996, Quitman Bank ranked, on the basis of total deposits, as the largest of four banks in Brooks County.

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

        As of December 31, 1996, Quitman Bank had correspondent relationships with seven other commercial banks. Quitman Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to Quitman Bank such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, Quitman Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

Bank of Thomas County

        The Bank of Thomas County ("Thomas Bank") was incorporated in 1911 and operates a full service banking business in Coolidge, Thomasville and Thomas County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1996, Thomas Bank ranked, on the basis of total deposits, as the sixth largest of eight banks in Thomas County.

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

        At December 31, 1996, Thomas Bank had a correspondent relationship with three other commercial banks. Thomas Bank's principal correspondent bank is
SunTrust Bank, Atlanta, Georgia.   These correspondent banks provide certain
services to Thomas Bank, such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Thomas Bank maintains certain balances with its correspondents in noninterest-bearing accounts.


The Citizens Bank of Tifton

        The Citizens Bank of Tifton ("Tifton Bank") was incorporated in 1945 and operates a full service banking business in Tifton and Tift County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1996, Tifton Bank ranked, on the basis of total deposits, as the third largest of six banks in Tift County.

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

        At December 31, 1996, Tifton Bank had correspondent relationships with seven other commercial banks. Tifton Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to Tifton Bank, such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Tifton Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

Cairo Banking Company

        Cairo Banking Company ("Cairo Bank") was incorporated in 1900 and operates a full-service banking business in Cairo and Grady County and Thomas County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1996, Cairo Bank ranked as the second largest of five banks in Grady County.

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

        At December 31, 1996, Cairo Bank had correspondent  relationships with
five other commercial banks.   Cairo Bank's principal correspondent is The
Bankers Bank, Atlanta, Georgia. These correspondent banks provide certain services to Cairo Bank, such as processing checks and other items, buying and selling Federal funds, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Cairo Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

Southland Bank

        Southland Bank opened in 1887 through its predecessor. The Abbeville location was opened in 1983, followed by the Headland branch in 1984. The main office is located in Dothan, Alabama. Southland Bank's branches are located in the Alabama cities of Abbeville, Clayton, Eufaula and Headland.

        All Southland Bank locations offer full service banking to include checking and savings accounts, various types of time deposits and money transfers. Southland Bank offers agricultural, commercial, consumer and real estate lending on both secured and unsecured basis to individuals, businesses and corporations. Southland Bank also provides mortgage loan production, full brokerage capabilities through PFIC Securities, and is a Certified SBA Lender.

        As of December 31, 1996, Southland Bank had correspondent relationships with Federal Home Loan Bank of Atlanta (FHLB), SunTrust Bank of Atlanta, and Compass Bank, with the principal correspondent being the FHLB. These corespondent banks provide certain services to Southland Bank such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, Southland Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

Central Bank & Trust

        Central Bank & Trust ("Central Bank") was incorporated in 1986 and operates a full-service banking business in Cordele and Crisp County, Georgia, providing such banking services as checking and savings accounts, other types of time deposit and money transfers. As of December 31, 1996, Central Bank was ranked, on the basis of total deposits, as the smallest of the three banks in Crisp County.

        Central Bank also finances commercial, agricultural, consumer and mortgage transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. Central Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Central Bank does not conduct trust activities.

        At December 31, 1996, Central Bank had correspondent relationships with four other commercial banks. Central Bank's principal correspondent is The Bankers Bank, Atlanta, Georgia. These correspondent banks provide certain services to Central Bank, such as processing checks and other items, buying and selling Federal funds, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Central Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

First National Bank of South Georgia

        First National Bank of South Georgia ("First National Bank") commenced operations on May 29, 1991 in an 8,750 square foot facility located on a 1.73 acre tract of land located at the corner of Dawson Road and Westover Boulevard in Albany, Georgia.

        First National Bank is a full service commercial bank without trust powers. First National Bank offers a full range of deposit accounts including interest-bearing and noninterest-bearing checking for commercial and retail customers, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts. First National Bank originates a variety of loans such as commercial, real estate, home equity and consumer/instalment loans. In addition, First National Bank provides such consumer services as travelers checks, official checks, U.S. Savings bonds, safe deposit boxes, direct deposit services and automated teller services.

        At December 31,1996, First National Bank maintained correspondent relationships with six commercial banks. First National Bank's principal correspondent bank is The Bankers Bank, Atlanta, Georgia. These correspondent banks provide certain services to First National Bank such as clearing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items. As compensation for these services, First National Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

Merchants & Farmers Bank

        Merchants & Farmers Bank ("M & F Bank") was incorporated on September 24, 1925, and operates a full service banking business in Donalsonville and Seminole County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1996, M & F Bank was the larger of the two commercial banks in Seminole County.

        M & F Bank finances commercial, agricultural and consumer transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. M & F Bank also offers several credit card products to its customers. M & F Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. M & F Bank does not conduct trust activities.

        At December 31, 1996, M & F Bank had corresponding relationships with five other banks. M & F Bank's primary correspondent bank is The Bankers Bank, Atlanta, Georgia. These correspondent banks provide certain services to M & F Bank, such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, M & F Bank pays analysis charges based on services rendered.

Market Area and Competition

        The Company' s market area is the Southwestern quadrant of Georgia and the Southeastern quadrant of Alabama. The Banks' main offices are located in the southern Georgia cities of Moultrie, Quitman, Thomasville, Tifton, Cairo, Cordele, Albany and Donalsonville, and the southern Alabama city of Dothan. The Banks have a total of 24 offices located in either the cities or counties in which the main offices are located, or in smaller cities nearby.

        ABC's banking facilities are located in communities whose economies are based primarily on agriculture, manufacturing and light industry. Textiles, meat processing and aluminum processing are among the leading manufacturing industries in the Company's market area.

        The banking industry in Georgia and Alabama is highly competitive. In recent years, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Each of the Banks faces strong competition in attracting deposits and making loans. Their most direct competition for deposits comes from other commercial banks, thrift institutions, credit unions and issuers of securities such as shares in money market funds. Interest rates, convenience of office locations and marketing are all significant factors in the Banks' competition for deposits.

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

Lending Policy

        The Company has sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Banks, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to the Company's written loan policy, which is updated annually and which provides that lending officers have sole authority to approve loans of various maximum amounts depending upon their seniority and experience. Each Bank's president has sole discretion to approve loans in varying principal amounts up to specified limits for each president. Each Bank's Board of Directors reviews and approves loans that exceed management's lending authority and, in certain instances, other types of loans. New credit extensions are reviewed daily by each Bank's senior management and at least monthly by its Board of Directors.

        The lending officers at each Bank have authority to make loans only in the county in which the Bank is located and its contiguous counties. The Company's lending policy requires analysis of the borrower's projected cash flow and ability to service the debt. For agricultural loans, which constitute a significant portion of the Company's loan portfolio, the lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower's updated cash flow projections. Under the Company's ongoing loan review program, each loan is assigned to a lending officer other than the originating lending officer for review and analysis.

        The Company actively markets it services to qualified lending customers in both the commercial and consumer sectors. The Company's commercial lending officers actively solicit the business of new companies entering the market as well as longstanding members of that market's business community. Through personalized professional service and competitive pricing, the Company has been successful in attracting new commercial lending customers. At the same time, the Company actively advertising its consumer loan products and continually seeks to make its lending officers more accessible.

        Each Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action when necessary.
Each Bank's lending officers and Board of Directors meet periodically to review all past due loans, the status of large loans and certain other matters. Individual lending officers are responsible for reviewing collection of past due amounts and monitoring any changes in the financial status of the borrowers.

Lending Activities

        General. The Company provides a broad range of commercial and retail lending services to corporations, partnerships and individuals, including agricultural, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. The loan department of each Bank makes direct and indirect loans to consumers and originates and services residential mortgages. In addition, each of the Banks has loan officers who specialize in originating and servicing agricultrual-related loans.

        Agricultural-Related Loans. A significant portion of the Company's consolidated loan portfolio is comprised of agricultural loans, described below, and real estate mortgage loans secured by farmland. In addition, due to the predominance of the agricultural industry in the Company's market area, management believes that a significant portion of the Company's commercial and industrial loans are agricultural-related. The Company has not attempted to quantify the amount of its commercial and industrial loans which should be considered agricultural-related loans because virtually all such loans are agricultrual-related to some extent.

        Agricultural Loans. The Company classified loans as agricultural loans if such loans are made for crop production expenses or to finance the purchase of farm-related equipment. Agricultural loans typically involve significant seasonal fluctuations in principal amounts. Although the Company typically looks to an agricultural borrower's cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance or a mortgage on real estate. In addition, a portion of the Company's agricultural loans are guaranteed by the FmHA Guaranteed Loan Program, described below. Agricultural loans are made with the Company's loan documentation in accordance with the Company's lending policies and are serviced by the Company's loan officers who visit the borrowers at least three times during the growing season to re-evaluate the loan in light of the borrowers' updated cash flows projections. See "Lending Policy." The Company maintains average crop production yield statistics on its agricultural borrowers which allows the Company to more accurately evaluate the borrowers' cash flow projections. In order to minimize the risk of fluctuating commodity prices, the Company encourages its agricultural borrowers to forward contract for the sale of their crops.

        All of the Banks participate in the FmHA Guaranteed Loan Program. The FmHA guarantees 90% of the principal of and interest on loans made for the purpose of buying or improving farms; purchasing items necessary for farm operations; and developing or conserving land and water resources. The Company has generally been able to obtain FmHA approval of loans within 10 days after submitting an application.

        Commercial and Industrial Loans. General commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies and other industries. Management believes that a significant portion of these loans are, to varying degrees, agricultural-related. See "--Agricultural-Related Loans." The Banks have also generated loans which are guaranteed by the U. S. Small Business Administration. Management believes that making such loans helps the local community and also provides the Company with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Company typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable and other assets.

        Real Estate Loans. The Company's real estate loans are for a term of years, although rarely more than ten, over which period the principal thereof is amortized, and are generally secured by residential real estate, farmland or commercial real estate.

        Consumer Lending. The Company's consumer loans include motor vehicle, home improvement, home equity, student and signature loans and small personal credit lines. Many of the Banks also offer credit cards to their customers.

        Trust Services. The Company provides personal trust services to its customers through American Bank.

        Compliance with Community Reinvestment Act. Each of the Banks has a Community Reinvestment Act Officer who develops and oversees that Bank's Community Reinvestment Act program and makes monthly reports to that Bank's Board of Directors. The Banks regularly sponsor or participate in community programs designed to ascertain and meet the credit needs of each of the communities they serve, including low and moderate income neighborhoods. Some of these activities include sponsoring minority festivals during Black History Month, participating in community meetings to explain the availability of Small Business Administration, Farmers' Home Loan Administration and Regional Development Center loans, and sponsoring educational seminars for area farmers. In addition, each of the Banks participate in the Georgia Residential Finance Authority program which makes low interest rate loans to rehabilitate low income rental housing.

Deposits

        Checking, savings and money market accounts and other time accounts are the primary sources of the Banks' funds for loans and investments. The Banks obtain most of their deposits from individuals and from businesses in their respective market areas.

        The Banks have not had to attract new or retain old deposits by paying depositors rates of interest on certificates of deposit, money market and other interest-bearing accounts significantly above rates paid by other banks in the Banks' respective market areas. In the future, increasing competition among banks in the Banks' market areas may cause the Banks' interest margins to shrink. The Banks have never accepted deposits for which a broker's commission was paid.

Investment Activities

        The Company's investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, the Banks may invest in Federal, state and municipal obligations, public housing authority bonds. industrial development revenue bonds and Government National Mortgage Association ("GNMA") securities. The Banks' investments must satisfy certain investment quality criteria. The Bank's investments must be rated at least Baa by Moody's or BAA by Standard and Poor's. Securities rated below A are periodically reviewed for creditworthiness. The Banks may purchase non-rated municipal bonds only if the issuer of such bonds is located in a Bank's general market area and such bonds are determined by the purchasing Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the Company's market area and if the bonds are considered to possess a high degree of credit soundness. The Banks typically have not purchased a significant amount of GNMA securities, which normally have higher yields than the Banks' other investments.

        While the Company's investment policy permits the Banks to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Banks historically have not done so to any significant extent.

        The Company's investment officers implement the investment policy, monitor the portfolio and, reporting to each Bank's investment committee, recommend portfolio strategies. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by the Company's Board of Directors each month. Once a year, the written investment policy is reviewed by the Company's Board of Directors.

        Each Bank's securities are kept in safekeeping accounts at correspondent banks.

Asset/Liability Management

        It is the objective of the Company to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. It is the overall philosophy of the Company's management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Properties

        The table below sets forth the location, size and other information with respect to the Company's real properties. All properties are owned by the Company or its subsidiaries and are unencumbered.

                                                                     Approximate
                                                                        Square
  Offices                                       Used By                Footage
--------------------------------------          ----------------       --------
310 First Street, S.E., Moultrie, GA            ABC Bancorp             7,000
225 South Main Street, Moultrie, GA             American Bank           9,000
1707 First Avenue, S.E., Moultrie, GA           American Bank           5,500
137 Broad Street, Doerun, GA                    American Bank           3,860
1000 West Screven Street, Quitman, GA           Quitman Bank           11,530
Eastern Brooks County, GA                       Quitman Bank            1,100
529 Pine Avenue, Coolidge, GA                   Thomas Bank             4,000
111 E. Eighth Street, Tifton, GA                Tifton Bank            11,700
804 W. Second Street, Tifton, GA                Tifton Bank             2,000
201 South Broad Street, Cairo, GA               Cairo Bank             10,000
Hwy. 84 Drive-in, Cairo, GA                     Cairo Bank              1,000
12 East Depot Street, Meigs, GA                 Cairo Bank              2,700
2484 East Pinetree Boulevard, Thomasville, GA   Thomas Bank             4,800
3299 Ross Clark Circle, Dothan, AL              Southland Bank         21,918
3090 Ross Clark Circle, Dothan, AL              Southland Bank            419
1817 S. Oates St., Dothan, AL                   Southland Bank          2,500
204 Kirkland St., Abbeville, AL                 Southland Bank          5,300
33 Eufaula St., Clayton, AL                     Southland Bank          4,500
1094 S. Eufaula Ave., Eufaula, AL               Southland Bank          2,240
208 Main St., Headland, AL                      Southland Bank          2,037
502 Second Street South, Cordele, GA            Central Bank            5,800
1302 Sixteenth Avenue East, Cordele, GA         Central Bank              300
2627 Dawson Road, Albany, GA                    First National Bank     8,750
109 W. Third St., Donalsonville, GA             M & F Bank              8,800
Hwy 374 and 253, Donalsonville, GA              M & F Bank                840

Employees

        At December 31, 1996, ABC and its subsidiaries employed 310 full-time employees and 19 part-time employees. ABC considers its relationship with its employees to be excellent.

        ABC has adopted a simplified employee pension plan covering substantially all employees. The Company and the Banks made contributions for all eligible employees in 1996. ABC also maintains a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia and south Alabama. The Company's employees are not represented by any collective bargaining group.

                          SUPERVISION AND REGULATION

General

        As a bank holding company, ABC is subject to the regulation and supervision of the Federal Reserve Board (the "FRB") and the Georgia Department of Banking and Finance (the "DBF"). The Subsidiary Banks are subject to supervision and examination by applicable state and Federal banking agencies, including the FRB, the DBF, the Federal Deposit Insurance Corporation (the "FDIC"), the Comptroller of the Currency (the "CC") and the State of Alabama Department of Banking. The Subsidiary Banks are also subject to various requirements and restrictions under Federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

        The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the FRB before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the FRB, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the FRB has determined by regulation or order to be closely related to banking are: (i) making or servicing loans and certain types of leases; (ii) performing certain data processing services; (iii) acting as fiduciary or investment or financial advisor; (iv) providing discount brokerage services; (v) underwriting bank eligible securities; (vi) underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

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

        The principal source of ABC's cash revenues is dividends from its subsidiaries and there are certain limitations under Federal and state laws on the payment of dividends by such subsidiaries. The prior approval of the FRB or the applicable state commissioner, as the case may be, is required if the total of all dividends declared by any state member bank of the Federal Reserve System in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The relevant Federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include ABC and the Subsidiary Banks from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

        Under Georgia law (which would apply to any payment of dividends by the Georgia Subsidiary Banks to ABC), the prior approval of the DBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank;
(ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. Under Alabama law, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the surplus of the bank is equal to at least 20% of its capital, and thereafter the prior written approval of the Superintendent of Banks is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years. No dividends, withdrawals or transfers may be made from the bank's surplus without prior written approval of the Superintendent of Banks. First National Bank is subject to rules and regulations of the CC which also restricts the amounts of dividends that can be paid by a national bank.

        Retained earnings under all applicable regulations without obtaining governmental approval were approximately $5.59 million as of December 31, 1996.

        In addition, the Banks are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, ABC. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

Capital Adequacy

        The FRB has adopted risk-based capital guidelines for bank holding companies. The minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of perpetual preferred stock, less goodwill ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines for a minimum ratio of Tier I Capital to total assets, less goodwill (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

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

        The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (i) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (ii) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (iii) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (iv) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

        The downgrading of an institution's category is automatic in two situations: (i) whenever an otherwise well-capitalized institution is subject to any written capital order or directive; and (ii) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The Federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower level based on safety and soundness considerations relating to factors other than capital levels.

        All insured institutions regardless of their level of capitalization are prohibited by the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC
Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

        Under the FDIC's regulations, all of the Subsidiary Banks are "well capitalized" institutions.

Support of Subsidiary Banks

        Under the FRB policy, ABC is expected to act as a source of financial strength to, and to commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such FRB policy, ABC may not be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        As a result of the enactment of Section 206 of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulator assistance.

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

        On August 8, 1995, the FDIC lowered the BIF premium for "healthy" banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On November 14, 1995, the FDIC again lowered the BIF premium for "healthy" banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). All of the Subsidiary Banks, with the exception of Central Bank, are insured under the BIF fund and it is expected that they will be required to pay only the legally required annual minimum payments during 1997.

        On October 8, 1996, the FDIC implemented a 65.7 basis point special assessment in order to bring the Savings Association Insurance Fund ("SAIF") to the legally mandated 1.25% reserve ratio. The Subsidiary Banks' aggregate SAIF assessment (on a pre-tax basis), paid on November 27, 1996, was $263,000.
Based on the assessment for the first six months of 1997, it is expected that Central Bank will be assessed approximately $36,000 for 1997.


Recent Legislative and Regulatory Action

        On April 19,1995, the four Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulations contains three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals; (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures were schedule to begin for institutions with assets of less than $250 million
$1 billion.
interpret the rules, it is unclear what effect, if any, these regulations will have on ABC and the Subsidiary Banks. Congress and various Federal agencies (including, in
Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

        On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (i) over evidence of discrimination, when a lender blatantly discriminates on a prohibited basis; (ii) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person; and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

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

Monetary Policy

        The earnings of ABC are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

        The FRB has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve Bank include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The FRB also conducts open market transactions in United States government securities.

Future Requirements

        Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structure, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of ABC or any of the Subsidiary Banks may be affected by such statute or regulation.


ITEM 2. PROPERTIES

        The principal properties of the Company consist of the properties of the Banks. For a description of the properties of the Banks, see "Item 1 -Business of the Company and Subsidiary Banks - Properties" included elsewhere in this Annual Report.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

ITEM 4.5 EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers of the Company.

     Name, Age and                  Position with the                       Principal Occupation for the Last Five Years
    Term as Officer                    Registrant                                     and Other Directorships
------------------------        --------------------------          ---------------------------------------------------------------
Kenneth J. Hunnicutt;  60;      President, Chief Executive          Chief Executive Officer of ABC Bancorp since 1994 and President
  Officer since 1981            Officer and Director                since 1981. Mr. Hunnicutt served as Senior President of American
                                                                    Bank from 1989 to 1991 and as President of American Bank from
                                                                    1975 to 1989 and currently serves as a director of each of the
                                                                    Company's subsidiary banks. Mr. Hunnicutt is the Chairman of the
                                                                    Board of Thomas Bank and Cairo Bank.

W. Edwin Lane, Jr; 43:          Executive Vice President and        Executive Vice President and Chief Financial Officer of ABC
  Officer since                 Chief Financial Officer             Bancorp since January 1, 1995. Mr. Lane served as Controller of
  January 1, 1995                                                   First Liberty Bank, Macon, Georgia from August 1992 to December
                                                                    1994. Mr. Lane was associated with Mauldin & Jenkins, Certified
                                                                    Public Accountants, from 1985 to 1992, where he served as an audit manager from 1989 to 1992.


Sidney J. Wooten, III; 43:      Executive Vice President and        Executive Vice President and Chief Operating Officer of ABC
  Officer since                 Chief Operating Officer             Bancorp from August 1996 to present. From June 1991 until
  August 1996                   and Director                        December 31, 1995, Mr. Wooten served as the President and Chief
                                                                    Executive Officer of First National Bank of White County,
                                                                    Georgia. From December 1995 until August 1996, Mr. Wooten served as Senior Vice President of First National Bancorp.



                                    Officers serve at the discretion of the Board of Directors.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

(a) The following table sets forth: (a) the high and low bid prices for the common stock as quoted on Nasdaq-NMS during 1995 and 1996; and (b) the amount of quarterly dividends declared on the common stock during the periods indicated.

        Calendar Period                         Bid Prices                       Cash
        ---------------              ----------------------------              Dividends
             1996                      Low                High                 Declared
        ---------------              -------            --------               ---------
        First quarter                $  14              $ 14-1/4               $  .10
        Second quarter                  14                18-1/4                  .10
        Third quarter                   17-1/2            19-1/4                  .10
        Fourth quarter                  16-3/4            19-5/8                  .10


        Calendar Period                         Bid Prices                       Cash
        ---------------              ----------------------------              Dividends
             1995                      Low                High                 Declared
        ---------------              -------            --------               ---------
        First quarter                $  9               $ 10-1/8               $  .07-1/2
        Second quarter                  9-1/2             11-5/8                  .07-1/2
        Third quarter                   11-3/8            14-1/2                  .10
        Fourth quarter                  13-1/2            14-3/4                  .10


(b) As of March 1, 1997, there were approximately 1,350 holders of record of the Common Stock.

(c) The Company paid an annual dividend on its Common Stock of $.40 and $.35 per share for fiscal years 1996 and 1995, respectively.

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

                                                              Year Ended December 31,
                                             ----------------------------------------------------------------
                                               1996         1995          1994           1993          1992
                                             --------     --------      --------       --------      --------
                                                     (Dollars in Thousands, Except Per Share Data)
                                             ----------------------------------------------------------------
Selected Balance Sheet Data:
  Total assets                               $635,032     $491,139      $424,179       $389,874      $365,780
  Total loans                                 438,390      305,242       270,990        232,209       214,410
  Total deposits                              545,738      432,181       375,129        346,897       328,737
  Investment securities                       118,138       84,505        80,401         77,045        60,647
  Shareholders' equity                         57,674       46,771        41,082         30,070        28,963

Selected Income Statement Data:
  Interest income                            $ 47,776     $ 38,231      $ 30,548       $ 27,882      $ 23,446
  Interest expense                             21,135       16,225        11,782         11,267        10,482
                                             --------     --------      --------       --------      --------
  Net interest income                          26,641       22,006        18,766         16,615        12,964
  Provision for loan losses                     1,894        1,231           955          1,560         1,596
  Other income                                  6,284        4,674         4,273          4,011         3,094
  Other expenses                               21,663       16,921        15,930         14,734        11,885
                                             --------     --------      --------       --------      --------
  Income before tax                             9,368        8,528         6,154          4,332         2,577
  Income tax expense                            2,667        2,611         1,837          1,107           650
                                             --------     --------      --------       --------      --------
  Net income before minority interest
      and cumulative effect                     6,701        5,917         4,317          3,225         1,927
  Minority interest                                -            -             -              76            64
                                             --------     --------      --------       --------      --------
  Net income before cumulative effect           6,701        5,917         4,317          3,149         1,863
  Cumulative effect                                -            -             -             346
                                             --------     --------      --------       --------      --------
  Net income                                 $  6,701     $  5,917      $  4,317       $  3,495      $  1,863
                                             ========     ========      ========       ========      ========

Per Share Data:
  Net income before cumulative effect        $   1.29     $   1.22      $   0.98       $   0.79      $   0.46
  Net income                                     1.29         1.22          0.98           0.87          0.46
  Book value                                    10.69         9.64          8.55           7.88          7.22
  Tangible book value                            9.35         9.15          7.98           7.09          6.41
  Dividends                                      0.40         0.35          0.29           0.29          0.29

Profitability Ratios:
  Net income to average total assets             1.21%        1.34%         1.10%          0.95%         0.64%
  Net income to average stockholders'
    equity                                      12.53        13.44         13.28          12.00          6.66
  Net interest margin                            5.29         5.50          5.20           4.99          5.05


                                                              Year Ended December 31,
                                             ----------------------------------------------------------------
                                               1996         1995          1994           1993          1992
                                             --------     --------      --------       --------      --------
                                                     (Dollars in Thousands, Except Per Share Data)
                                             ----------------------------------------------------------------
Loan Quality Ratios:
  Net charge-offs to total loans               0.39%        0.17%          0.26%         0.77%           0.66%
  Reserve for loan losses to total loans
    and OREO                                   1.57         1.79           1.76          1.94            2.20
  Nonperforming assets to total loans
    and OREO                                   1.43         1.13           1.58          2.03            3.77
  Reserve for loan losses to
    nonperforming loans                      127.92       201.03         115.06        119.64           67.49
  Reserve for loan losses to total
    nonperforming assets                     109.25       158.91         111.77         95.55           58.26


Liquidity Ratios:
  Loans to total deposits                     80.33        70.63          72.24          66.94          65.22
  Loans to average earnings assets            87.10        76.25          75.12          69.68          83.45
  Noninterest-bearing deposits to
    total deposits                            14.92        17.28          16.81          14.47          14.46
Capital Adequacy Ratios:
  Common stockholders' equity to
    total assets                               9.08         9.52           9.69           7.71           7.92
  Total stockholders' equity to total assets   9.08         9.52           9.69           7.71           7.92
  Dividend payout ratio                       31.01        28.69          29.59          33.33          63.04


SELECTED QUARTERLY FINANCIAL DATA:

                                                  Quarters Ended December 31, 1996
                                        -----------------------------------------------------------
                                           4                3               2                 1
                                        --------        --------         -------           --------
                                               (Dollars in Thousands, Except Per Share Data)
                                        -----------------------------------------------------------
Selected Income Statement Data:

  Interest income                       $13,509         $13,308          $10,861           $10,098

  Net interest income                     7,468           7,268            6,279             5,626

  Net income                              1,483           1,701            1,851             1,666

Per Share Data:

  Net income                               0.27            0.32             0.37              0.33

  Dividends                                0.10            0.10             0.10              0.10

                                                Quarters Ended December 31, 1995
                                      -----------------------------------------------------------
                                         4                3               2                 1
                                      --------        --------         -------           --------
                                            (Dollars in Thousands, Except Per Share Data)
                                      -----------------------------------------------------------
Selected Income Statement Data:

  Interest income                       $10,187        $ 9,790           $ 9,448           $ 8,806

  Net interest income                     5,822          5,449             5,455             5,280

  Net income                              1,593          1,508             1,429             1,387

Per Share Data:

  Net income                               0.33            0.31             0.29              0.29

  Dividends                                0.10            0.10            0.075             0.075


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company's principal asset is its ownership of the Subsidiary Banks. Accordingly, its results of operations are primarily dependent upon the results of operations of the Subsidiary Banks. The Subsidiary Banks conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Subsidiary Banks' profitablity depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Subsidiary Banks' interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Subsidiary Banks is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans and investment securities. Noninterest expenses consist of compensation and benefits, occupancy-related expenses, deposit insurance premiums paid to the FDIC and other operating expenses.

        The results of operations for the years ended December 31, 1996, 1995 and 1994 include the which were acquired in 1996 and accounted for as poolings of interest. The results of operations for the year ended December 31, 1996 also include the operations of Southland Bank since June 21, 1996, the date of its acquisition, which transaction was accounted for as a purchase. Because the acquisition of Southland Bank was accounted for as a purchase transaction, significant amounts of increases in average balances and income and expense data are attributable to the inclusion of the operations of Southland Bank from June 21, 1996, whereas no operations of Southland Bank have been included in the consolidated financial data for 1995 and 1994.

Results of Operations for Years Ended December 31, 1996, 1995 and 1994

        ABC's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of ABC, the ability to generate net interest income is dependent upon the ability of the Subsidiary Banks to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


        The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits, Federal Home Loan Bank borrowings and other short-term borrowings. A portion of interest income is earned on tax-exempt investments such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yields on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable-equivalent basis.

        The net interest margin decreased 20 basis points or 3.58% to 5.39% in 1996 as compared to 5.59% in 1995. This decrease in net interest margin resulted from a decrease of 5 basis points in average yield earned on interest-earning assets accompanied by an increase of 8 basis points in average rate paid on interest-bearing liabilities. Interest earned on loans decreased 19 basis points and interest earned on Federal funds sold decreased 90 basis points, while interest paid on interest-bearing deposits increased 9 basis points. Net interest income on a taxable-equivalent basis was $27,109,000 in 1996 as compared to $22,379,000 in 1995, representing an increase of $4,730,000 or 21.14%. Taxable-equivalent net interest income of Southland Bank accounted for $2,782,000 or approximately 59% of the total increase. Net interest income on a taxable-equivalent basis was $22,379,000 in 1995 as compared to $19,172,000 in 1994, representing an increase of $3,207,000 or 16.73%. Net interest margin increased 5.27% to 5.59% in 1995 from 5.31% in 1994 on an increase of 10.97% in average interest-earning assets and an increase of 9.37% in average interest-bearing liabilities. Although interest earned on earning assets increased 106 basis points to 9.64% in 1995 as compared to 8.58% in 1994, interest paid on interest-bearing liabilities increased 99 basis points to 4.83% in 1995 compared to 3.84% in 1994. Interest rates were very aggressive in 1995 as compared to 1994.

        Average interest-earning $503,295,000 in 1996 from $400,325,000 in 1995.
Average interest-earning assets of Southland Bank accounted for $58,454,000 or approximately 57% of the total increase. Average loans increased $87,312,000; average investments increased $21,314,000; and average Federal funds sold decreased $5,656,000. The increase in average interest-earning assets was funded by an increase in average deposits of $87,824,000 or 22.96% to $470,369,000 in 1996 from $382,545,000 in 1995. Average deposits of Southland Bank accounted for $49,406,000 or approximately 56% of the total increase in average deposits. By comparison, average interest-earning assets increased by $39,560,000 or 10.97% to $400,325,000 in 1995 from $360,765,000 in 1994. During 1995, average deposits increased $31,589,000 or 9.00%, to $382,545,000 from $350,956,000 in 1994.
Approximately 14% of the average deposits were noninterest-bearing deposits in 1996. In 1995, approximately 15% of the total deposits were noninterest-bearing deposits.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


        The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $1,894,000 in 1996, $1,231,000 in 1995 and $955,000 in 1994. The
increase in the provision for loan losses in 1996 of $663,000, or 53.86%, as compared with 1995 was accompanied by an increase of 43.62% in total loans in 1996 and an increase in the allowance for loan losses of 25.33%. The allowance for loan losses increased $1,389,000 to $6,873,000 at December 31, 1996 from $5,484,000 at December 31, 1995. The addition of $1,211,000 to the allowance for loan losses upon acquisition of Southland Bank accounted for the major portion of the increase in the allowance. Net charge-offs represented 90.60% of the provision for loan losses in 1996 as compared to 42.49% in 1995. The loan charge-offs for 1996 represented .45% of average loans outstanding during the year as compared to .18% for 1995 and .27% for 1994. At December 31, 1996, the allowance for loan losses was 1.57% of total loans outstanding as compared to an allowance for loan losses of 1.80% of total loans outstanding at December 31, 1995 and 1.76% of total loans outstanding at December 31, 1994. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the loan portfolio.


        Average total assets increased $112,035,000 or 25.46% to $552,023,000 in 1996 as compared to $439,988,000 in 1995. Average total assets of Southland Bank accounted for $66,295,000 or approximately 59% of the increase in average total assets. The increase in average total assets was accompanied by an increase in average deposits of $87,824,000 or 22.96%, of which $49,406,000 was attributable to average deposits of Southland Bank. Average total assets increased $47,186,000 or 12.01% to $439,988,000 in 1995 as compared to $392,802,000 in
1994 and was accompanied by an increase in average total deposits of $31,589,000 or 9.00% to $382,545,000 in 1995 from $350,956,000 in 1994.

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

                                                                    Year Ended December 31, 1996
                               -----------------------------------------------------------------------------------------------------
                                            1996                              1995                              1994
                               -----------------------------------------------------------------------------------------------------
                                            Interest  Average                 Interest    Average               Interest   Average
                                Average     Income/   Yield/      Average     Income/      Yield/     Average    Income/   Yield/
                                Balance     Expense  Rate Paid    Balance     Expense    Rate Paid    Balance    Expense  Rate Paid
                               ---------   --------  ---------    -------     ---------  ---------    --------  --------  ---------
                                                                      (Dollars in Thousands)
                               ----------------------------------------------------------------------------------------------------
ASSETS
  Interest-earning assets:
    Loans, net of unearned
      interest                 $380,527     $40,711    10.70%   $293,215     $31,929     10.89%     $256,970     $25,239    9.82%
    Investment securities:
      Taxable                    84,454       5,197     6.15      69,230       4,113      5.94        67,190       3,618    5.38
      Nontaxable                 18,996       1,377     7.25      12,906       1,098      8.51        14,093       1,194    8.47
    Federal funds sold           19,318         959     4.96      24,974       1,464      5.86        22,512         903    4.01
                               --------     -------             --------     -------                --------     -------
      Total interest-earning
        assets                  503,295      48,244     9.59     400,325      38,604      9.64       360,765      30,954    8.58
                               --------     -------             --------     -------                --------     -------
Noninterest-earning assets:
    Cash                         23,945                           20,066                              20,290

    Allowance for loan losses    (6,358)                          (5,217)                             (4,986)
    Unrealized loss  on  avail-
    able for sale securities       (348)                            (175)                               (387)
Other assets                     31,489                           24,989                              17,120
                               --------                         --------                            --------
      Total noninterest-
       earning assets            48,728                           39,663                              32,037
                               --------                         --------                            --------


Total assets                   $552,023                         $439,988                            $392,802
                               ========                         ========                            ========

                                                                         Year Ended December 31,
                                  -------------------------------------------------------------------------------------------------
                                              1996                                1995                           1994
                                  -------------------------------------------------------------------------------------------------
                                             Interest     Average                 Interest   Average             Interest  Average
                                  Average    Income/      Yield/      Average      Income/   Yield/    Average   Income/   Yield/
                                  Balance    Expense     Rate Paid    Balance     Expensse  Rate Paid  Balance   Expense  Rate Paid
                                  -------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
                                 --------------------------------------------------------------------------------------------------
  LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and interest-bearing
    demand deposits               $138,749    $ 4,246      3.06%     $114,574   $ 3,534      3.08%    $123,301    $3,491    2.83%
  Time deposits                    267,269     15,500      5.80       211,206    12,079      5.72      177,097     7,943    4.49
  Other short-term borrowings        5,713        221      3.87         5,560       301      5.41        3,477       111    3.19
  Other borrowings                  19,113      1,168      6.11         4,332       311      7.18        3,052       237    7.77
                                  --------    -------                --------   -------               --------    ------
    Total interest-bearing
       liabilities                 430,844     21,135      4.91       335,672    16,225      4.83      306,927    11,782    3.84
                                  --------    -------                --------   -------               --------    ------


Noninterest-bearing liabilities
  and stockholders' equity:

  Demand deposits                   64,351                             56,765                           50,558
  Other liabilities                  3,328                              3,538                            2,803
  Stockholders' equity              53,500                             44,013                           32,514
                                  --------                           --------                         --------
    Total noninterest-bearing
      liabilities and
      stockholders' equity         121,179                            104,316                           85,875
                                  --------                           --------                         --------


    Total liabilities and
      stockholders' equity        $552,023                           $439,988                         $392,802
                                  ========                           ========                         ========

Interest rate spread                                       4.68%                             4.81%                          4.74%
                                                          =====                              ====                           ====

Net interest income                           $27,109                           $22,379                          $19,172
                                              =======                           =======                           ======

Net interest margin                                        5.39%                             5.59%                          5.31%
                                                          =====                              ====                           ====

                                               27

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

                                                           Year Ended December 31,
                                    ---------------------------------------------------------------------------
                                            1996 vs. 1995                           1995 vs. 1994
                                    -----------------------------------  --------------------------------------
                                                       Changes Due To                        Changes Due To
                                     Increase      --------------------       Increase    ---------------------
                                    (Decrease)       Rate        Volume      (Decrease)    Rate         Volume
                                    ----------     --------     -------      ----------   --------     --------
                                                               (Dollars in Thousands)
                                    ---------------------------------------------------------------------------
Increase (decrease) in:
  Income from earning assets:
  Interest and fees on loans         $ 8,782       $  (726)      $ 9,508     $  6,690    $  3,130      $ 3,560
  Interest on securities:
    Taxable                            1,084           180           904          495         385          110
    Nontaxable                           279          (239)          518          (96)          5         (101)
  Interest on Federal funds sold        (505)         (173)         (332)         561         462           99
                                    --------      --------      --------      -------      ------     --------
      Total interest income            9,640          (958)       10,598        7,650       3,982        3,668
                                    --------      --------      --------      -------      ------     --------


Expense from interest-bearing
    liabilities:
  Interest on savings and interest-
    bearing demand deposits              712           (34)          746           43         290         (247)
  Interest on time deposits            3,421           215         3,206        4,136       2,606        1,530
  Interest on short-term borrowings      (80)          (88)            8          190         124           66
  Interest on other borrowings           857          (204)        1,061           74         (25)          99
                                    --------      --------      --------      -------      ------     --------
      Total interest expense           4,910          (111)        5,021        4,443       2,995        1,448
                                    --------      --------      --------      -------      ------     --------
      Net interest income           $  4,730      $   (847)     $  5,577      $ 3,207      $  987     $  2,220
                                    ========      ========      ========      =======      ======     ========



Noninterest Income

       The most significant increase in noninterest income were increases in service charges on deposit accounts and other income. The increase in service charges on deposit accounts resulted from on increase in average deposits of $87,824,000 of which $49,406,000 was attributable to the average deposits of Southland Bank. The increase in service charges on deposit accounts of $250,000 (7.32%), in 1995 over 1994 resulted from an increase in average deposits of $31,589,000 (9.00%). Total other income increased $644,000 in 1996 over 1995 of which $505,000 was attributable to other income of Southland Bank.

        Following is a comparison of noninterest income for 1996, 1995 and 1994.

                                                Year Ended December 31,
                                             ----------------------------
                                              1996        1995     1994
                                             ------     -------   -------
                                                (Dollars in Thousands)
                                             ----------------------------
Service charges on deposit accounts          $4,554     $3,666    $3,416
Other service charges, commissions and fees     500        422       336
Other income                                  1,230        586       521
                                             ------     ------    ------
                                             $6,284     $4,674    $4,273
                                             ======     ======    ======


Noninterest Expense

        Salaries and employee benefits increased $2,147,000 or 25.09% in 1996 over 1995, of which $1,202,000 was attributable to Southland Bank. The remaining increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and the addition of several employees by the parent company, including three senior executives. Equipment and occupancy expense increased $497,000 or 19.56% in 1996 over 1995, of which $366,000 was attributable to Southland Bank. Amortization of intangible assets increased $177,000 in 1996 over 1995. The entire amount of the increase resulted from the amortization of the excess of purchase price over net book value of assets acquired upon the acquisition of Southland Bank which was accounted for as a purchase transaction. Merger and acquisition expense of $708,000 in 1996 resulted from the acquisition of four financial institutions during 1996. Stationery and supplies expense increased $227,000 in 1996 over 1995, of which $81,000 was attributable to Southland. Also contributing to the increase in stationery and supplies expense was the implementation of an innovative system for rendering customer account statements known as an "image item processing system". All other noninterest expense increased $986,000 in 1996 over 1995, of which $526,000 was attributable to Southland Bank. Following is an analysis of noninterest expense for 1996, 1995 and 1994.

                                          Year Ended December 31,
                                    ------------------------------------
                                     1996           1995          1994
                                    -------       -------       --------
                                         (Dollars in Thousands)
                                    ------------------------------------
Salaries and employee benefits     $10,705        $8,558         $7,816
Equipment and occupancy              3,038         2,541          2,454
Merger and acquisition expense         708             -              -
Amortization of intangible assets      487           310            310
Data processing fees                   500           486            566
Directors fees                         462           424            395
FDIC premiums                          367           481            801
Stationery and supplies expense        592           365            338
Other expense                        4,804         3,756          3,250
                                   -------       -------        -------
                                   $21,663       $16,921        $15,930
                                   =======       =======        =======

Asset/Liability Management

        A principal objective of ABC's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of ABC's Asset and Liability Committee (the "ALCO Committee") which establishes policies and monitors results to control interest rate sensitivity.

        As part of ABC's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate-sensitive" and monitors its interest rate-sensitivity "gap". An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If ABC's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

        A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may not react identically to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase.

        The following table sets forth the distribution of the repricing of ABC's earning assets and interest-bearing liabilities as of December 31, 1996, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of ABC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                       At December 31, 1996
                                                  -------------------------------------------------------------
                                                                   Maturing or Repricing Within
                                                  -------------------------------------------------------------
                                                   Zero to       Three         One
                                                   Three       Months to     Year to      Over
                                                   Months      One Year    Five Years   Five Years      Total
                                                  -------------------------------------------------------------
                                                                      (Dollars in Thousands)
Earning assets:
Federal funds sold                                $  5,120     $      -    $      -    $      -       $  5,120
Investment securities                               14,182        19,390      55,461      29,105       118,138
Loans                                              185,495        55,328     163,300      34,267       438,390
                                                  --------     ---------   ---------   ---------      --------
                                                   204,797        74,718     218,761      63,372       561,648
                                                  --------     ---------   ---------   ---------      --------
Interest-bearing liabilities:
Interest-bearing demand deposits (1)                    -         37,229      79,548          -        116,777
Savings (1)                                             -             -       43,332          -         43,332
Certificates less than $100,000                     77,590       110,451      37,142          -        225,183
Certificates, $100,000 and over                     26,909        42,412       9,677          -         78,998
Other short-term borrowings                            997            -           -           -            997
Other borrowings                                    15,000         8,750          -          450        24,200
                                                  --------     ---------   ---------   ---------      --------
                                                   120,496       198,842     169,699         450       489,487
                                                  --------     ---------   ---------   ---------      --------

Interest rate sensitivity gap                     $ 84,301     $(124,124)  $  49,062   $  62,922      $ 72,161
                                                  ========     =========   =========   =========      ========

Cumulative interest rate sensitivity gap          $ 84,301     $ (39,823)  $   9,239   $  72,161
                                                  ========     =========   =========   =========

Interest rate sensitivity gap ratio                   1.70          0.38        1.29      140.83
                                                  ========     =========   =========   =========

Cumulative interest rate sensitivity gap ratio        1.70          0.88        1.02        1.15
                                                  ========     =========   =========   =========


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

TYPES OF INVESTMENTS

        The amortized cost and fair value of investments in securities at December 31, 1996 and 1995 were as follows:

                                                                Gross          Gross
                                                  Amortized   Unrealized     Unrealized     Fair
                                                    Cost         Gains         Losses       Value
                                                  ---------   ----------     ----------   --------
                                                                (Dollars in Thousands)
                                                  ------------------------------------------------
    Securities Available for Sale
      December 31, 1996:
        U. S. Government and agency securities    $69,618         $232       $(429)       $69,421
        Mortgage-backed securities                 12,391          134         (52)        12,473
        State and municipal securities              3,918           58           -          3,976
        Other securities                              300            -         (22)           278
                                                  -------         ----       -----        -------
                                                  $86,227         $424       $(503)       $86,148
                                                  =======         ====       =====        =======

      December 31, 1995:
        U.S. Government and agency securities     $53,363         $430      $  (183)      $53,610
        Mortgage-backed securities                 11,264          173          (15)       11,422
        Other securities                              300           -           (18)          282
                                                  -------         ----       ------       -------
                                                  $64,927         $603      $  (216)      $65,314
                                                  =======         ====       ======       =======

    Securities Held to Maturity
      December 31, 1996:
        U. S. Government and agency securities    $11,238         $  -       $ (200)      $11,038
        Mortgage-backed securities                  4,326           27          (44)        4,309
        State and municipal securities             16,426          493          (28)       16,891
                                                  -------         ----       ------       -------
                                                  $31,990         $520       $ (272)      $32,238
                                                  =======         ====       ======       =======

      December 31, 1995:
        U. S. Government and agency securities    $    59         $  1       $    -       $    60
        Mortgage-backed securities                  4,704           10          (25)        4,689
        State and municipal securities             14,428          337         (106)       14,659
                                                  -------         ----       ------       -------
                                                  $19,191         $348       $ (131)      $19,408
                                                  =======         ====       ======       =======

Maturities

        The amounts of investments in securities in each category as of December 31, 1996 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                    U. S. TREASURY
                                                    AND OTHER U. S.
                                                 GOVERNMENT AGENCIES               STATE AND
                                                  AND CORPORATIONS           POLITICAL SUBDIVISIONS
                                                                YIELD                        YIELD
                                                AMOUNT           (1)         AMOUNT         (1) (2)
                                               -------         ------        -------        -------
                                                             (DOLLARS IN THOUSANDS)
                                               ----------------------------------------------------
      MATURITY:
        One year or less                       $21,572          5.98%        $   255        9.77%
        After one year through five years       62,331          6.20           6,917        7.28
        After five years through ten years      13,116          6.35           8,231        7.55
        After ten years                            717          6.16           4,999        7.31
                                               -------          ----         -------        ----
                                               $97,736          6.17%        $20,402        7.44%
                                               =======          ====         =======        ====


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

                                LOAN PORTFOLIO

Types of Loans

        Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential real estate mortgages, which constituted approximately 27% of the Company's loan portfolio as of December 31, 1996. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                           December 31,
                                          ---------------------------------------------------------------------------
                                             1996             1995              1994           1993           1992
                                          --------         ---------         ---------      ---------       ---------
                                                                       (Dollars in Thousands)
Commercial and financial                 $  68,283         $  45,892         $  38,133      $  30,886       $  27,578
Agricultural                                34,232            21,704            23,063         14,760          15,622
Real estate - construction                  13,542             3,589             3,688          5,787           3,247
Real estate -  mortgage, farmland           49,807            46,255            40,290         34,563          26,322
Real estate - mortgage,
  commercial                                88,854            59,053            47,884         37,469          30,361
Real estate - mortgage, residential        117,022            71,345            65,598         62,101          62,140
Consumer instalment loans                   64,433            56,004            50,691         44,324          47,312
Other                                        2,217             1,400             1,643          2,319           1,828
                                         ---------         ---------         ---------      ---------       ---------
                                           438,390           305,242           270,990        232,209         214,410
Less reserve for possible loan losses        6,873             5,484             4,775          4,514           4,735
                                         ---------         ---------         ---------      ---------       ---------
    Loans, net                           $ 431,517         $ 299,758         $ 266,215      $ 227,695       $ 209,675
                                         =========         =========         =========      =========       =========


Maturities and Sensitivity to Changes in Interest Rates

        Total loans as of December 31, 1996 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.


                                                                (Dollars in
                                                                 Thousands)
                                                                -----------
Maturity or Repricing Within:
    One year or less                                              $ 240,823
    After one year through five years                               163,300
    After five years                                                 34,267
                                                                  ---------
                                                                  $ 438,390
                                                                  =========

        The following table summarizes loans at December 31, 1996 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.


                                                                   (Dollars in
                                                                    Thousands)
                                                                   -----------
Predetermined interest rates                                         $ 197,367
Floating or adjustable interest rates                                      200
                                                                     ---------
                                                                     $ 197,567
                                                                     =========

        Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

Nonperforming Loans

        A loan is placed on nonaccrual status when, in management's judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectibility is charged to the allowance for possible loan losses. Interest on loans that are classified as nonaccrual is recognized when received. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

                                                                                      December 31,
                                                      ---------------------------------------------------------------------------
                                                       1996             1995             1994             1993             1992
                                                      ---------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
                                                      ----------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis             $4,977           $2,271           $3,518           $3,260           $6,396

Instalment loans and term loans contractually            396              457              274              513              620
past due ninety days or more as to interest
or principal payments and still accruing

Loans, the terms of which have been renegotiated          -                -               358                -               -
to provide a reduction or deferral of interest
or principal because of deterioration in the
financial position of the borrower

Loans now current about which there are serious           -                -                -                  -
doubts as to the ability of the borrower
to comply with present loan repayment items


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

                        SUMMARY OF LOAN LOSS EXPERIENCE


        The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $6,873,000 at December 31, 1996, representing 1.57% of year end total loans outstanding, compared with $5,484,000 at December 31, 1995, which represented 1.80% of year end total loans outstanding. The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Allocation of the Allowance for Loan Losses

        The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                        At December 31,
                                       --------------------------------------------------------------------------
                                                  1996                       1995                    1994
                                       ------------------------     ----------------------   --------------------
                                                     Percent of                Percent of             Percent of
                                                      Category                  Category               Category
                                                      to Total                  to Total               to Total
                                        Amount          Loans         Amount     Loans        Amount     Loans
                                       -------      ----------      ---------  ----------    --------  ---------
                                                                (Dollars in Thousands)
                                       -------------------------------------------------------------------------
Commercial, financial,
 industrial and agricultural            $ 1,569         23%         $ 1,271        22%       $ 1,219       23%
Real estate                               2,848         62            1,951        59          1,796       58
Consumer                                  1,298         15            1,056        19          1,041       19
Unallocated                               1,158          -            1,206         -            719        -
                                        -------       ----          -------      ----        -------     ----
                                        $ 6,873        100%         $ 5,484       100%       $ 4,775      100%
                                        =======       ====          =======      ====        =======     ====

        The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                DECEMBER 31,
                                                     ------------------------------------------------------------
                                                        1996        1995         1994         1993         1992
                                                     --------     --------     --------     --------     --------
                                                                          (DOLLARS IN THOUSANDS)
                                                     ------------------------------------------------------------
Average amount of loans outstanding                  $380,527     $293,215     $256,970     $228,607     $180,067
                                                     ========     ========     ========     ========     ========
Balance of reserve for possible loan losses at
  beginning of period                                $  5,484     $  4,776     $  4,514     $  4,735     $  1,859
                                                     --------     --------     --------     --------     --------

Charge-offs:
  Commercial, financial and agricultural                 (739)        (301)        (479)        (573)        (454)
  Real estate                                          (1,242)        (103)        (338)      (1,883)      (1,057)
  Consumer                                               (275)        (562)        (450)        (472)        (346)
Recoveries:
  Commercial, financial and agricultural                   89           96          100          336           27
  Real estate                                             275          126          265          556          282
  Consumer                                                176          221          209          254          127
                                                     --------     --------     --------     --------     --------
      Net charge-offs                                  (1,716)        (523)        (693)      (1,782)      (1,421)
                                                     --------     --------     --------     --------     --------
Additions to reserve charged to operating expenses      1,894        1,231          955        1,561        1,597
                                                     --------     --------     --------     --------     --------
Allowance for loan losses of acquired subsidiary        1,211           -            -            -         2,700
                                                     --------     --------     --------     --------     --------
      Balance of reserve for possible loan losses    $  6,873     $  5,484     $  4,776     $  4,514     $  4,735
                                                     ========     ========     ========     ========     ========
Ratio of net loan charge-offs to average loans            .45%         .18%         .27%         .78%         .79%
                                                     ========     ========     ========     ========     ========

                                   DEPOSITS

        Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                                     Year Ended December 31,
                                                      ------------------------------------------------------
                                                               1996                           1995
                                                      ------------------------------------------------------
                                                      Amount          Rate            Amount          Rate
                                                     --------       -------         ---------       --------
                                                                      (Dollars in Thousands)
                                                     -------------------------------------------------------
Noninterest-bearing demand deposits                  $ 64,351           - %         $  56,765           - %
Interest-bearing demand and savings deposits          138,749         3.06            114,574         3.08
Time deposits                                         267,269         5.80            211,206         5.72
                                                     --------                        --------
    Total deposits                                   $470,369                        $382,545
                                                     ========                        ========

        ABC has a large, stable base of time deposits, with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

        The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1996, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.


                                                                  (Dollars in
                                                                   Thousands)
                                                                  -----------
        Three months or less                                        $26,909
        Over three through twelve months                             42,412
        Over twelve months                                            9,677
                                                                    -------
            Total                                                   $78,998
                                                                    =======

                   RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

        The following rate of return information for the periods indicated is presented below.

                                      Year Ended December 31,
                               -----------------------------------
                                 1996          1995          1994
                               -------       -------       -------
Return on assets  (1)            1.21%         1.34%         1.10%

Return on equity  (2)           12.53         13.44         13.28

Dividends payout ratio (3)      31.01         28.69         29.59

Equity to assets ratio (4)      9.69          10.00          8.28


(1) Net income divided by average total assets.
(2) Net income divided by average equity.
(3) Dividends declared per share divided by net income per share.
(4) Average equity divided by average total assets.


Liquidity and Capital Resources

        Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC and the Subsidiary Banks to meet those needs. ABC and the Subsidiary Banks seek to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. In addition, the Subsidiary Banks maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

        The liquidity and capital resources of ABC and the Subsidiary Banks are monitored on a periodic basis by state and Federal regulatory authorities. At December 31, 1995, the Subsidiary Banks' short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 1996, ABC increased its capital $5,996,000 by the issuance of common stock in connection with business combinations completed during the year and the exercise of options by shareholders of pooled subsidiaries prior to merger. It also increased its capital by retaining net earnings of $5,019,000 after payment of
dividends.    After recording a decrease in capital of $112,000 for unrealized losses on securities available for sale, net of taxes, total capital increased $10,903,000 during 1996. At December 31, 1996, total capital of ABC amounted to $57,674,000. ABC and the Subsidiary Banks are aware of no events or trends likely to result in a material change in their liquidity.

        At December 31, 1996, ABC had binding commitments for capital expenditures of $250,000. The Company anticipates that approximately $4,500,000 will be required for capital expenditures during 1997. As of March 1, 1997, the Company anticipates that approximately $4,000,000 in cash will be required to complete purchase of a banking center located in a surrounding area. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions are being negotiated at present.

        In accordance with risk capital guidelines issued by the Federal Reserve Board, ABC is required to maintain a minimum standard of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain
"core" or "Tier 1" capital of at least 4% of total assets ("leverage ratio"). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

        The following table summarizes the regulatory capital levels of the Company at December 31, 1996.

                                                   Actual                        Required                          Excess
                                         -----------------------          -----------------------          -----------------------
                                         Amount          Percent          Amount          Percent          Amount          Percent
                                         ------          -------          ------          -------          ------          -------
                                                                           (Dollars in Thousands)
                                        -------------------------------------------------------------------------------------------
          Leverage capital              $  52,028          9.11%         $  22,844          4.00%          $  29,184        5.11%
          Risk-based capital:
              Core capital                 52,028         11.96             17,401          4.00              34,627        7.96
                  Total capital            57,484         13.21             34,812          8.00              22,672        5.21


        Each Bank also met its individual regulatory capital requirements at December 31, 1996.

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

        Following is a summary of the commitments outstanding at December 31, 1996 and 1995.

                                           1996              1995
                                        --------          --------
                                          (Dollars in Thousands)
                                        --------------------------

        Commitments to extend credit    $ 58,693          $ 45,370
        Credit card commitments            3,077             2,883
        Standby letters of credit          1,331             1,444
                                        --------          --------
                                        $ 63,101          $ 49,697
                                        ========          ========

Impact of Inflation

        The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-36 of this Annual Report on Form 10-K:

        Consolidated Balance Sheets - December 31, 1996 and 1995

        Consolidated Statements of Income - Years ended December 31, 1996,  1995 and 1994

        Consolidated Statements of Stockholders' Equity - Years ended December
           31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows - Years ended December 31, 1996,
           1995 and 1994

        Notes to Consolidated Financial Statements.


ITEM 9. DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During 1996, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

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

          Information concerning the Company's executive officers is included in
Item 4.5 of Part I of this Annual Report.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 13(a) 1., 2. and 3.

        (a) The following documents are filed as part of this report:

            1. Financial statements:

               (a) ABC Bancorp and Subsidiaries:

                   (i)   Consolidated Balance Sheets - December 31, 1996 and
                         1995

                   (ii) Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994

                   (iii) Consolidated Statements of Stockholders' Equity - Years
                         ended December 31, 1996, 1995 and 1994

                   (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

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

       3.  Exhibits required by Item 601 of Regulation S-K:


     Exhibit No.                           Description

         3.1 Articles of Incorporation of ABC, as amended (incorporated by reference to Exhibit 2.1 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630) filed August 14,
                1987).

         3.2 Amendment to Amended Articles of Incorporation dated May 26, 1995 (incorporated by reference to Exhibit 3.1.1 to ABC's Form 10-K filed March 28, 1996).

         3.3    Amendment to Amended Articles of Incorporation (filed as Exhibit
                4.3 to ABC's Registration on Form S-4 (Registration No. 333-08301), filed with the Commission on July 17, 1996 and incorporated herein by reference).

         3.4    Bylaws of ABC, as amended (incorporated by reference to Exhibit
                2.2 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630) filed August 14, 1987.

        10.1 1985 Incentive Stock Option Plan (filed as Exhibit 5.1 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

        10.2 Incentive Stock Option Agreement with Kenneth J. Hunnicutt dated October 17, 1985 (filed as Exhibit 5.2 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

        10.3 Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (filed as Exhibit 5.3 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

        10.4 Security Deed in favor of M.I.A., Co. dated December 31, 1984 (filed as Exhibit 5.4 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

        10.5 Loan Agreement and Master Term Note dated December 30, 1986 (filed as Exhibit 5.5 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

        10.6 Executive Salary Continuation Agreement dated February 14, 1984 (filed as Exhibit 10.6 to ABC's Annual Report on Form 10-KSB (File Number 2-71257), filed herewith with the Commission on March 27, 1989 and incorporated herein by reference.

         10.7 1992 Incentive Stock Option Plan and Option Agreement for K. J. Hunnicutt (filed as Exhibit 10.7 to ABC's Annual Report on Form 10-KSB (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference).

     Exhibit No                      Description

         10.8 Executive Employment Agreement with Kenneth J. Hunnicutt dated September 20, 1994 (filed as Exhibit 10.8 to ABC's Annual Report on Form 10-KSB (File Number 0-016181), filed with the Commission on March 30, 1995 and incorporated herein by reference).

        10.9 Executive Consulting Agreement with Eugene M. Vereen dated September 20, 1994 (filed as Exhibit 10.9 to ABC's Annual Report on Form 10-KSB (File Number 0-016181), filed with the Commission on March 30, 1995 and incorporated herein by reference).

        10.10 Agreement and Plan of Merger by and between ABC and Southland Bancorporation dated as of December 18, 1995 (filed as Exhibit
                10.10 to ABC's Annual Report on Form 10-K (File No. 0-16181), filed with the Commission on March 28, 1996 and incorporated herein by reference), and Amendment No. 1 thereto dated as of April 16,1996 (filed as part of Appendix A to Amendment No. 1 to ABC's Registration on Form S-4 (Registration No. 333-2387), filed with the Commission on May 21, 1996 and incorporated herein by reference).

        10.11 Agreement and Plan of Merger by and between ABC and Central Bankshares, Inc., dated as of December 29, 1995 (filed as
                Exhibit 10.11 to ABC's Annual Report on Form 10-K (File No. 0-16181), filed with the Commission on March 28, 1996 and incorporated herein by reference), and Amendment No. 1 thereto dated as April 26, 1996 (filed as part of Appendix A to ABC's Registration on Form S-4 (Registration No. 333-05861), filed with the Commission on June 12, 1996 and incorporated herein by reference).

        10.12 Agreement and Plan of Merger by and between ABC and First National Financial Corporation dated as of April 15, 1996 (filed as Exhibit 10.12 to Amendment No. 1 to ABC's Registration on Form S-4 (Registration No. 333-2387), filed with the Commission on May 21, 1996 and incorporated herein by reference).

        10.13 Agreement and Plan of Merger by and between ABC and M & F Financial Corporation dated as of September 12, 1996 (filed as Appendix A to ABC's Registration on Form S-4 (Registration No. 333-14649), filed with the Commission on October 23, 1996 and incorporated herein by reference).

        10.14 Executive Employment Agreement with Sidney J. Wooten, III dated August 26, 1996.

         21.1   Schedule of subsidiaries of ABC Bancorp.

         24.1 Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

         27     Financial Data Schedule.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ABC BANCORP

Date: March 18, 1997    By:     /s/ Kenneth J. Hunnicutt
     ----------------       ----------------------------------------------
                                Kenneth J. Hunnicutt, President,
                                Chief Executive Officer  and Director


Date: March 18, 1997    By:     /s/ W. Edwin Lane, Jr.
     ----------------       ----------------------------------------------
                                W. Edwin Lane, Jr., Executive Vice President
                                and Chief Financial Officer


Date: March 18, 1997    By:     /s/ Sidney J. Wooten, III
     ----------------       ----------------------------------------------
                                Sidney J. Wooten, III, Executive Vice
                                President, Chief Operating Officer
                                and Director


                               POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth J. Hunnicutt as his attorney-in-fact, acting with full power of substitution for him in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K and to file the same, with exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


Date: March 18, 1997    By:     /s/ Kenneth J. Hunnicutt
     ----------------       ----------------------------------------------
                            Kenneth J. Hunnicutt, President, Chief Executive
                            Officer and Director


Date: March 18, 1997    By:     /s/ W. Edwin Lane, Jr.
     ----------------       ----------------------------------------------
                            W. Edwin Lane, Jr.,  Executive Vice President
                            and Chief Financial Officer


Date: March 18, 1997    By:     /s/ Sidney J. Wooten, III
     ----------------       ----------------------------------------------
                            Sidney J. Wooten, III, Executive Vice President,
                            Chief Operating Officer and Director


Date: March 18, 1997    By:     /s/ Johnny W. Floyd
     ----------------       ----------------------------------------------
                            Johnny W. Floyd, Director


Date: March 18, 1997    By:     /s/ J. Raymond Fulp
     ----------------       ----------------------------------------------
                            J. Raymond Fulp, Director


Date: March 18, 1997    By:     /s/ Willard E. Lasseter
     ----------------       ----------------------------------------------
                            Willard E. Lasseter, Director and Chairman
                            of the Board

Date: March 18, 1997    By:     /s/ Bobby B. Lindsey
     ----------------       ----------------------------------------------
                            Bobby B. Lindsey, Director


Date: March 18, 1997    By:     /s/ Hal L. Lynch
     ----------------       ----------------------------------------------
                            Hal L. Lynch, Director


Date: March 18, 1997    By:     /s/ Joseph C. Parker
     ----------------       ----------------------------------------------
                            Joseph C. Parker, Director


Date: March 18, 1997    By:     /s/ Eugene M. Vereen, Jr.
     ----------------       ----------------------------------------------
                            Eugene M. Vereen, Jr., Director


Date: March 18, 1997    By:     /s/ Doyle Weltzbarker
     ----------------       ----------------------------------------------
                            Doyle Weltzbarker, Director and Vice Chairman
                            of the Board


Date: March 18, 1997    By:     /s/ Henry Wortman
     ----------------       ----------------------------------------------
                            Henry Wortman, Director

                                 EXHIBIT INDEX

     Exhibit No.                   Description
     -----------                   -----------

         3.1 Articles of Incorporation of ABC, as amended (incorporated by reference to Exhibit 2.1 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630) filed August 14,
                1987).

         3.2 Amendment to Amended Articles of Incorporation dated May 26, 1995 (incorporated by reference to Exhibit 3.1.1 to ABC's Form 10-K filed March 28, 1996).

         3.3    Amendment to Amended Articles of Incorporation (filed as Exhibit
                4.3 to ABC's Registration on Form S-4 (Registration No. 333-08301), filed with the Commission on July 17, 1996 and incorporated herein by reference).

         3.4    Bylaws of ABC, as amended (incorporated by reference to Exhibit
                2.2 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630) filed August 14, 1987.

        10.1 1985 Incentive Stock Option Plan (filed as Exhibit 5.1 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

        10.2 Incentive Stock Option Agreement with Kenneth J. Hunnicutt dated October 17, 1985 (filed as Exhibit 5.2 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

        10.3 Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (filed as Exhibit 5.3 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

        10.4 Security Deed in favor of M.I.A., Co. dated December 31, 1984 (filed as Exhibit 5.4 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

        10.5 Loan Agreement and Master Term Note dated December 30, 1986 (filed as Exhibit 5.5 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

        10.6 Executive Salary Continuation Agreement dated February 14, 1984 (filed as Exhibit 10.6 to ABC's Annual Report on Form 10-KSB (File Number 2-71257), filed herewith with the Commission on March 27, 1989 and incorporated herein by reference.

         10.7 1992 Incentive Stock Option Plan and Option Agreement for K. J. Hunnicutt (filed as Exhibit 10.7 to ABC's Annual Report on Form 10-KSB (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference).

     Exhibit No                        Description
     ----------                        -----------

         10.8 Executive Employment Agreement with Kenneth J. Hunnicutt dated September 20, 1994 (filed as Exhibit 10.8 to ABC's Annual Report on Form 10-KSB (File Number 0-016181), filed with the Commission on March 30, 1995 and incorporated herein by reference).

        10.9 Executive Consulting Agreement with Eugene M. Vereen dated September 20, 1994 (filed as Exhibit 10.9 to ABC's Annual Report on Form 10-KSB (File Number 0-016181), filed with the Commission on March 30, 1995 and incorporated herein by reference).

        10.10 Agreement and Plan of Merger by and between ABC and Southland Bancorporation dated as of December 18, 1995 (filed as Exhibit
                10.10 to ABC's Annual Report on Form 10-K (File No. 0-16181), filed with the Commission on March 28, 1996 and incorporated herein by reference), and Amendment No. 1 thereto dated as of April 16,1996 (filed as part of Appendix A to Amendment No. 1 to ABC's Registration on Form S-4 (Registration No. 333-2387), filed with the Commission on May 21, 1996 and incorporated herein by reference).

        10.11 Agreement and Plan of Merger by and between ABC and Central Bankshares, Inc., dated as of December 29, 1995 (filed as
                Exhibit 10.11 to ABC's Annual Report on Form 10-K (File No. 0-16181), filed with the Commission on March 28, 1996 and incorporated herein by reference), and Amendment No. 1 thereto dated as April 26, 1996 (filed as part of Appendix A to ABC's Registration on Form S-4 (Registration No. 333-05861), filed with the Commission on June 12, 1996 and incorporated herein by reference).

        10.12 Agreement and Plan of Merger by and between ABC and First National Financial Corporation dated as of April 15, 1996 (filed as Exhibit 10.12 to Amendment No. 1 to ABC's Registration on Form S-4 (Registration No. 333-2387), filed with the Commission on May 21, 1996 and incorporated herein by reference).

         10.13 Agreement and Plan of Merger by and between ABC and M & F Financial Corporation dated as of September 12, 1996 (filed as Appendix A to ABC's Registration on Form S-4 (Registration No. 333-14649), filed with the Commission on October 23, 1996 and incorporated herein by reference).

        10.14 Executive Employment Agreement with Sidney J. Wooten, III dated August 26, 1996.

         21.1   Schedule of subsidiaries of ABC Bancorp.

         24.1 Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

         27     Financial Data Schedule.

                                  ABC BANCORP


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Consolidated financial statements:

        Independent Auditor's Report
        Consolidated Balance Sheets - December 31, 1996 and 1995
        Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994
        Consolidated Statements of Stockholders' Equity - Years ended December
          31, 1996, 1995 and 1994
        Consolidated Statements of Cash Flows - Years ended December 31, 1996,
          1995 and 1994
        Notes to Consolidated Financial Statements


All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITOR'S REPORT
________________________________________________________________________________


To the Board of Directors
ABC Bancorp
Moultrie, Georgia


         We have audited the accompanying consolidated balance sheets of ABC Bancorp and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of First National Financial Corporation, which statements reflect total assets of $53.7 million as of December 31, 1995 and total revenue of $4.6 million and $3.5 million for the years ended December 31, 1995 and 1994, respectively. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for First National Financial Corporation as of December 31, 1995 and for the years ended December 31, 1995 and 1994, is based solely on the report of the other auditors.


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


         In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                              /s/ Mauldin & Jenkins, LLC


Albany, Georgia
January 31, 1997, except for Note 15 as to which the date is February 27, 1997

                         ABC BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
                            (Dollars in Thousands)
--------------------------------------------------------------------------------


                                                         1996         1995
                                                       --------     --------
ASSETS
------
Cash and due from banks                                $ 40,894     $ 29,841
Federal funds sold                                        5,120       51,855
Securities available for sale, at fair value (Note 3)    86,148       65,314
Securities held to maturity, at cost (fair value
  $32,238 and $19,408) (Note 3)                          31,990       19,191

Loans (Note 4)                                          438,390      305,242
Less allowance for loan losses                            6,873        5,484
                                                       --------     --------
      Loans, net                                        431,517      299,758
                                                       --------     --------

Premises and equipment, net (Note 5)                     15,640       10,524
Excess of cost over net assets of banks acquired          7,239        2,415
Other assets                                             16,484       12,241
                                                       --------     --------
                                                       $635,032     $491,139
                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits
  Noninterest-bearing demand                           $ 81,448     $ 74,687
  Interest-bearing demand                               116,777      100,512
  Savings                                                43,332       29,614
  Time, $100,000 and over                                78,998       60,226
  Other time                                            225,183      167,142
                                                       --------     --------
      Total deposits                                    545,738      432,181
Federal funds purchased and securities sold under
  agreements to repurchase                                  997        1,887
Other borrowings (Note 8)                                24,200        5,800
Other liabilities                                         6,423        4,500
                                                       --------     --------
      Total liabilities                                 577,358      444,368
                                                       --------     --------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)

STOCKHOLDERS' EQUITY
  Common stock, par value $1; 15,000,000 shares
    authorized, 5,614,443 and 5,067,209 shares
    issued, respectively                                  5,614        5,067
  Capital surplus                                        29,471       23,826
  Retained earnings                                      24,203       19,184
  Unrealized gains (losses) on securities available
    for sale, net of taxes                                  (59)         249
                                                       --------     --------
                                                         59,229       48,326
  Less cost of 217,882 shares acquired for the
    treasury                                             (1,555)      (1,555)
                                                       --------     --------
      Total stockholders' equity                         57,674       46,771
                                                       --------     --------
                                                       $635,032     $491,139
                                                       ========     ========


See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (Dollars in Thousands)
--------------------------------------------------------------------------------

                                             1996            1995         1994
                                           -------         -------      --------

Interest income
  Interest and fees on loans               $ 40,711        $ 31,929     $25,239
  Interest on taxable securities              5,192           4,093       3,543
  Interest on nontaxable securities             909             725         788
  Interest on deposits in other banks             5              20          75
  Interest on Federal funds sold                959           1,464         903
                                           --------        --------     -------
                                             47,776          38,231      30,548
                                           --------        --------     -------

Interest expense
  Interest on deposits                       19,746          15,613      11,434
  Interest on other borrowings                1,389             612         348
                                           --------        --------     -------
                                             21,135          16,225      11,782
                                           --------        --------     -------

    Net interest income                      26,641          22,006      18,766
Provision for loan losses (Note 4)            1,894           1,231         955
                                           --------        --------     -------
    Net interest income after provisions
      for loan losses                        24,747          20,775      17,811
                                           --------        --------     -------

Other income
  Service charges on deposit accounts         4,554           3,666       3,416
  Other service charges, commissions and
    fees                                        500             422         336
  Gain (loss) on sale of securities              (5)             (3)          7
  Other                                       1,235             589         514
                                           --------        --------     -------
                                              6,284           4,674       4,273
                                           --------        --------     -------


Other expenses
  Salaries and employee benefits (Note 6)    10,705           8,558       7,816
  Equipment expense                           1,701           1,489       1,515
  Occupancy expense                           1,337           1,052         939
  Merger and acquisition expense                708              -           -
  Amortization of intangible assets             487             310         310
  Data processing fees                          500             486         566
  Directors fees                                462             424         395
  FDIC premiums                                 367             481         801
  Stationary and supplies expense               592             365         338
  Other operating expenses                    4,804           3,756       3,250
                                           --------        --------     -------
                                             21,663          16,921      15,930
                                           --------        --------     -------



See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (Dollars in Thousands)
--------------------------------------------------------------------------------


                                        1996             1995         1994
                                      --------         --------     --------

    Income before income taxes        $  9,368         $  8,528     $  6,154

Applicable income taxes (Note 9)         2,667            2,611        1,837
                                      --------         --------     --------

    Net income                        $  6,701         $  5,917     $  4,317
                                      ========         ========     ========

Income per common share               $   1.29         $   1.22     $   0.98
                                      ========         ========     ========







See Notes to Consolidated Financial Statements.


                                                   ABC BANCORP AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                      (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Unrealized
                                                                                          Gains (Losses)
                                                                                          on Securities
                                                     Common Stock                           Available    Treasury Stock
                                                 --------------------  Capital  Retained    for Sale,   -----------------
                                                   Shares   Par Value  Surplus  Earnings  Net of Taxes   Shares    Cost     Total
                                                 ---------  ---------  -------  --------  -------------  -------  -------  -------
BALANCE, DECEMBER 31, 1993                       3,414,751    $3,415   $17,134  $11,201      $     -     183,412  $(1,680) $30,070
  Net income                                            -         -         -     4,317            -          -        -     4,317
  Cash dividends declared, $.29 per share               -         -         -      (884)           -          -        -      (884)
  Purchase and simultaneous retirement of the
    common stock of pooled subsidiary               (4,167)       (4)      (24)      -             -          -        -       (28)
  Purchase of minority interest in pooled
    subsidiary                                          -         -        (34)     (82)           -          -        -      (116)
  Proceeds from sale of stock, net of stock
    offering expense                               747,500       747     7,577       -             -          -        -     8,324
  Net change in unrealized losses on securities
    available for sale, net of taxes                    -         -         -        -          (601)         -        -      (601)
                                                 ---------    ------   -------  -------      -------     -------  -------  -------
BALANCE, DECEMBER 31, 1994                       4,158,084     4,158    24,653   14,552         (601)    183,412   (1,680)  41,082
  Net income                                            -         -         -     5,917           -           -        -     5,917
  Cash dividends declared, $.35 per share               -         -         -    (1,176)          -           -        -    (1,176)
  Cash dividends paid by pooled subsidiary              -         -         -      (109)          -           -        -      (109)
  Exercise of options by shareholders of
    pooled subsidiary                               10,038        10        75       -            -           -        -        85
  Four-for-three common stock split                899,087       899      (899)      -            -       61,137       -        -
  Purchase of fractional shares                         -         -         (3)      -            -           -        -        (3)
  Stock issued under stock option purchase plan         -         -         -        -            -      (26,667)     125      125
  Net change in unrealized gains on securities
    available for sale, net of taxes                    -         -         -        -           850          -        -       850
                                                 ---------    ------   -------  -------      -------     -------  -------  -------
BALANCE, DECEMBER 31, 1995                       5,067,209     5,067    23,826   19,184          249     217,882   (1,555)  46,771
  Net income                                            -         -         -     6,701           -           -        -     6,701
  Cash dividends declared, $.40 per share               -         -         -    (1,682)          -           -        -    (1,682)
  Adjustments to record acquisition of a
    purchased subsidiary                           402,271       402     5,543       -          (196)         -        -     5,749
  Exercise of options and capital contributions
    by shareholders of pooled subsidiaries prior
    to merger                                      144,963       145      109        -            -           -        -       254
  Purchase of fractional shares                         -         -        (7)       -            -           -        -        (7)
  Net change in unrealized gains (losses) on
    securities available for sale, net of taxes         -         -         -        -          (112)         -        -      (112)
                                                 ---------    ------   -------  -------      -------     -------  -------  -------
BALANCE, DECEMBER 31, 1996                       5,614,443    $5,614   $29,741  $24,203      $   (59)    217,882  $(1,555) $57,674
                                                 =========    ======   =======  =======      ========    =======  =======  =======

See Notes to Consolidated Financial Statements.

                                                                F-6

                         ABC BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (Dollars in Thousands)
--------------------------------------------------------------------------------

                                               1996        1995      1994
                                             --------    --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $  6,701    $  5,917  $  4,317
                                             --------    --------  --------
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization               1,515      1,356      1,293
    Amortization of intangible assets             487        310        310
    Net (gains) losses on securities
      available for sale                            5          3         (7)
    Provision for loan losses                   1,894      1,231        955
    Provision for deferred taxes                 (431)      (223)        26
    Write-downs of other real estate
      owned                                        -          -          53
    Increase in interest receivable              (577)    (1,066)    (1,061)
    Increase (decrease) in interest
      payable                                     (90)       440        211
    Increase (decrease) in taxes
      payable                                    (531)        98         60
    Other prepaids, deferrals and
      accruals, net                             1,444       (700)      (920)
                                             --------    --------  --------
        Total adjustments                       3,716      1,449        920
                                             --------    --------  --------


        Net cash provided by operating
          activities                           10,417      7,366      5,237
                                             --------    --------  --------



CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in interest-bearing
    deposits in banks                              -         298      1,459
  Purchases of securities available
    for sale                                  (35,986)   (32,756)   (11,196)
  Purchases of securities held to
    maturity                                   (2,871)    (2,653)   (12,191)
  Proceeds from maturities of
    securities available for sale              22,052      7,741      1,250
  Proceeds from sale of securities
    available for sale                          4,638      7,444      4,308
  Proceeds from maturities of
    securities held to maturity                 1,894     17,146     13,195
  (Increase) decrease in Federal
    funds sold                                 46,735    (23,863)    13,625
  Increase in loans, net                      (53,712)   (34,774)   (39,474)
  Net cash paid for purchased
    subsidiary                                 (3,947)        -          -
  Purchase of minority interest
    by pooled subsidiary                           -          -        (575)
  Purchase of premises and
    equipment                                  (3,715)       (886)   (2,525)
  Proceeds from the sale of
    premises and equipment                         48         24         22
                                             --------    --------  --------


      Net cash used in investing
        activities                            (24,864)   (62,279)   (32,102)
                                             --------    -------   --------

                         ABC BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                  1996         1995      1994
                                                -------      -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits                          $22,061      $57,052    $28,232
  Decrease in Federal funds purchased
    and securities sold under
    agreements to repurchase                     (2,690)        (451)      (842)
  Proceeds from other borrowings                 12,600        4,600      1,500
  Repayment of other borrowings                  (5,200)        (150)    (5,782)
  Dividends paid                                 (1,518)      (1,186)      (645)
  Dividends paid to minority interest
    of pooled subsidiary                              -           -         (24)
  Proceeds from stock offering, net                   -           -       8,324
  Proceeds from sale of stock of
    pooled subsidiary                               254           85         -
  Proceeds from exercise of stock
    options                                           -          125         -
  Purchase of fractional shares                      (7)          (3)        -
  Purchase of treasury shares of
    pooled subsidiary                                 -            -        (28)
                                                -------      -------    -------
      Net cash provided by financing
        activities                               25,500       60,072     30,735
                                                -------      -------    -------

Net increase in cash and due from
  banks                                          11,053        5,159      3,870

Cash and due from banks at beginning
  of year                                        29,841       24,682     20,812
                                                -------      -------    -------

Cash and due from banks at end of year          $40,894      $29,841    $24,682
                                                =======      =======    =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the year for:
    Interest                                    $21,225      $15,785    $11,571

    Income taxes                                $ 3,629      $ 2,736    $ 1,751


NONCASH TRANSACTION
  Net change in unrealized gains
    (losses) on securities available
    for sale                                    $  (154)     $   812    $ (579)





See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ABC Bancorp, (the "Company") is a multi-bank holding company whose business is presently conducted by its subsidiary banks (the "Banks"). Through the Banks, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes South Georgia and Southeast Alabama. The Company and the Banks are subject to the regulations of certain Federal and state agencies and are periodically examined by those regulatory agencies.

Basis of Presentation

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

The Company's consolidated finanical statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Results of operations of purchased banks are included from the dates of acquisition. Following the purchase method of accounting, the assets and liabilities of purchased banks are stated at estimated fair values at the date of acquisition.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.
All other debt securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in stockholders' equity net of tax. Marketable equity securities are carried at fair value with net unrealized gains and losses included in stockholders' equity. Other equity securities without a readily determinable fair value are carried at cost.

Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

A decline in the fair value below cost of any security that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Loans Held for Sale

Loans held for sale include mortgage and other loans and are carried at the lower of aggregate cost or fair value.

Loans

Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans (Continued)

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                        Years
                                        -----
        Buildings and improvements      15-40
        Furniture and equipment           5-7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible Assets

Intangible assets, arising from excess of purchase price over net assets acquired of purchased banks, are being amortized on the straight-line method over various periods not exceeding 25 years for banks acquired prior to 1996. Excess acquisition cost of Southland Bank acquired in 1996 is being amortized on the straight-line method over 15 years.

Income Taxes

Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

The Company and its subsidiaries file a consolidated income tax return.
Each subsidiary provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. All per share data for prior years have been adjusted to reflect the four-for-three stock split effected in the form of a stock dividend to shareholders of record as of July 17, 1995.


NOTE 2. ACQUISITIONS

On June 21, 1996, the Company acquired all of the outstanding common stock of Southland Bancorporation ("Southland") in exchange for 402,271 shares of the Company's common stock and $5,880,000 in cash. The excess of purchase price over net book value of assets acquired amounted to $5,310,000. The fair value of assets acquired was deemed to approximate their recorded value; therefore, the excess cost has been accounted for as goodwill and is being amortized over a period of 15 years. Immediately following the merger, Southland was liquidated and its wholly-owned subsidiary, Southland Bank, became a wholly-owned subsidiary of the Company.

The acquisition has been accounted for as a purchase transaction and, accordingly, the operations of Southland Bank have been included in the consolidated financial statements of the Company only from June 21, 1996, the date of acquisition. Had the acquisition of Southland Bank occurred on January 1, 1995, pro forma unaudited consolidated results of operations (after restatement for the poolings of interest described below) for the years ended December 31, 1996 and 1995 would have been as follows:

                                         Year Ended December 31,
                                    --------------------------------
                                       1996                    1995
                                    ---------               --------
                                        (Dollars in Thousands)
                                    --------------------------------
        Net interest income         $ 28,970                $ 25,941
        Other income                   6,851                   6,256
        Net income                     6,891                   6,352
        Net income per share            1.28                    1.21

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  ACQUISITIONS (Continued)

On July 31, 1996, the Company acquired all of the outstanding common stock of Central Bankshares, Inc. ("Central") in exchange for 524,300 shares of the Company's common stock and a nominal amount of cash in lieu of fractional shares. Immediately following the merger, Central was liquidated and its wholly-owned subsidiary, Central Bank & Trust, became a wholly-owned subsidiary of the Company. On August 31, 1996, the Company acquired all of the outstanding common stock of First National Financial Corporation ("First National") in exchange for 725,772 shares of the Company's common stock and a nominal amount of cash in lieu of fractional shares. Immediately following the merger, First National was liquidated and its wholly-owned subsidiary, First National Bank of South Georgia, became a wholly-owned subsidiary of the Company. On December 31, 1996, the Company acquired all of the outstanding common stock of M & F Financial Corporation ("M & F") in exchange for 365,026 shares of the Company's common stock and a nominal amount of cash in lieu of fractional shares. Immediately following the merger, M & F was liquidated and its wholly-owned subsidiary, Merchants & Farmers Bank, became a wholly-owned subsidiary of the Company.

The acquisitions of Central, First National and M & F have been accounted for as poolings of interests and, accordingly, all prior financial statements have been restated to include the accounts and operations of the pooled companies. Net interest income and net income of the separate companies for periods preceding the mergers are summarized as follows:

                                         Year Ended December 31,
                                    --------------------------------
                                       1995                    1994
                                    ---------               --------
                                        (Dollars in Thousands)
                                    --------------------------------
      Net interest income:
        ABC                         $ 16,030                $ 13,500
        Central                        2,182                   2,005
        First National                 2,152                   1,724
        M & F                          1,642                   1,537
                                    --------                --------
        Combined                    $ 22,006                $ 18,766
                                    ========                ========

      Net income:
        ABC                         $  4,341                $  3,100
        Central                          499                     457
        First National                   612                     316
        M & F                            465                     444
                                    --------                --------
        Combined                    $  5,917                $  4,317
                                    ========                ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3. INVESTMENTS IN SECURITIES

Under special provisions adopted by the Financial Accounting Standards Board in October 1995, the Company transferred $21,181,000 from securities held to maturity to securities available for sale on December 31, 1995, resulting in a net unrealized gain of $131,000 which was included in stockholders' equity at $87,000 net of related taxes of $44,000.

The amortized cost and approximate fair values of investments in securities at December 31, 1996 and 1995 were as follows:

                                                               Gross             Gross
                                             Amortized      Unrealized         Unrealized         Fair
                                               Cost            Gains             Losses           Value
                                             ---------      ----------        ----------       --------
                                                               (Dollars in Thousands)
                                             -----------------------------------------------------------
Securities Available for Sale
December 31, 1996:
U. S. Government and agency securities       $ 69,618          $ 232            $  (429)        $ 69,421
Mortgage-backed securities                     12,391            134                (52)          12,473
State and municipal securities                  3,918             58                  -            3,976
Other securities                                  300              -                (22)             278
                                             --------          -----            -------         --------
                                             $ 86,227          $ 424            $  (503)        $ 86,148
                                             ========          =====            =======         ========

December 31, 1995:
U. S. Government and agency securities       $ 53,363          $ 430            $  (183)        $ 53,610
Mortgage-backed securities                     11,264            173                (15)          11,422
Other securities                                  300              -                (18)             282
                                             --------          -----            -------         --------
                                             $ 64,927          $ 603            $  (216)        $ 65,314
                                             ========          =====            =======         ========

Securities Held to Maturity
December 31, 1996:
U. S. Government and agency securities       $ 11,238          $   -            $  (200)        $ 11,038
Mortgage-backed securities                      4,326             27                (44)           4,309
State and municipal securities                 16,426            493                (28)          16,891
                                             --------          -----            -------         --------
                                             $ 31,990          $ 520            $  (272)        $ 32,238
                                             ========          =====            =======         ========

December 31, 1995:
U. S. Government and agency securities       $     59          $   1            $     -         $     60
Mortgage-backed securities                      4,704             10                (25)           4,689
State and municipal securities                 14,428            337               (106)          14,659
                                             --------          -----            -------         --------
                                             $ 19,191          $ 348            $  (131)        $ 19,408
                                             ========          =====            =======         ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3. INVESTMENTS IN SECURITIES (Continued)

The amortized cost and fair value of securities as of December 31, 1996 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                Securities Available for Sale        Securities Held to Maturity
                                                -----------------------------        ---------------------------
                                                Amortized            Fair              Amortized          Fair
                                                  Cost              Value                 Cost           Value
                                                ---------         --------            ----------       ---------
                                                                      (Dollars in Thousands)
                                                ----------------------------------------------------------------
        Due in one year or less                 $ 21,031          $ 21,053             $    496        $    499
        Due from one year to five years           40,634            40,588               11,861          11,850
        Due from five to ten years                 7,717             7,600               13,748          13,953
        Due after ten years                        4,154             4,156                1,559           1,627
        Mortgage-backed securities                12,391            12,473                4,326           4,309
        Marketable equity securities                 300               278                    -               -
                                                --------          --------             --------        --------
                                                $ 86,227          $ 86,148             $ 31,990        $ 32,238
                                                ========          ========             ========        ========

Securities with a carrying value of $76,885,000 and $47,126,000 a December
31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

Gains and losses on sales of securities available for sale consist of the following:

                                                                 December 31,
                                                       -----------------------------
                                                        1996        1995        1994
                                                       ------       -----       ----
                                                            Dollars in Thousands
                                                       -----------------------------
        Gross gains on sales of securities             $  13        $  24       $  7
        Gross losses on sales of securities              (18)         (27)         -
                                                       ------       -----       ----
        Net realized gains (losses) on sales of
         securities available for sale                 $  (5)       $  (3)      $  7
                                                       ======       =====       ====


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

                                                   December 31,
                                              ----------------------
                                                1996          1995
                                              --------      --------
                                              (Dollars in Thousands)
Commercial and financial                      $ 68,283      $ 45,892
Agricultural                                    34,232        21,704
Real estate - construction                      13,542         3,589
Real estate - mortgage, farmland                49,807        46,255
Real estate - mortgage, commercial              88,854        59,053
Real estate - mortgage, residential            117,022        71,345
Consumer instalment loans                       64,433        56,004
Other                                            2,217         1,400
                                              --------      --------
                                               438,390       305,242
Allowance for loan losses                        6,873         5,484
                                              --------      --------
                                              $431,517      $299,758
                                              ========      ========

The total recorded investment in impaired loans was $5,130,000 and $2,259,000 at December 31, 1996 and 1995, respectively. Included in these loans were $2,408,000 and $1,006,000 that had related allowances for loan losses of $609,000 and $163,000 at December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans for 1996 and 1995 was $4,024,000 and $3,089,000, respectively. Interest income on impaired loans of $159,000 and $161,000 was recognized for cash payments received for the years ended 1996 and 1995, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31, 1996 and 1995 are as follows:

                                                               December 31,
                                                         ------------------------
                                                          1996             1995
                                                         -------          -------
                                                          (Dollars in Thousands)
Balance, beginning of year                               $12,815          $11,116
Advances                                                  19,595           10,321
Repayments                                                (8,212)          (8,865)
Transactions due to change(s) in related parties             381              243
                                                         -------          -------
Balance, end of year                                     $24,579          $12,815
                                                         =======          =======

Changes in the allowance for loan losses are as follows:

                                                                        December 31,
                                                         ------------------------------------------
                                                          1996              1995             1994
                                                         -------           ------           -------
                                                                   (Dollars in Thousands)
Balance, beginning of year                               $ 5,484           $4,776           $ 4,514
Allowance for loan losses of acquired subsidiary           1,211               -                 -
Provision charged to operations                            1,894            1,231               955
Loans charged off                                         (2,256)            (966)           (1,267)
Recoveries                                                   540              443               574
                                                         -------           ------           -------
Balance, end of year                                     $ 6,873           $5,484           $ 4,776
                                                         =======           ======           =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5. PREMISES AND EQUIPMENT, NET

        Major classifications of these assets are summarized as follows:

                                                        December 31,
                                                 -----------------------
                                                   1996           1995
                                                 --------       --------
                                                  (Dollars in Thousands)
                                                 -----------------------
           Land                                  $  3,673       $  2,247
           Buildings                               11,210          8,028
           Equipment                               13,084          8,698
           Construction in progress                   732            182
                                                 --------       --------
                                                   28,699         19,155
           Accumulated depreciation                13,059          8,631
                                                 --------       --------
                                                 $ 15,640       $ 10,524
                                                 ========       ========

        Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $1,404,000, $1,230,000 and $1,096,000, respectively.


NOTE 6. EMPLOYEE BENEFIT PLANS

        The Company and its subsidiaries have adopted simplified employee pension plans for substantially all employees. These plans are SEP-IRA defined contribution plans. Contributions to these plans charged to expense during 1996, 1995 and 1994 amounted to $879,000, $588,000 and
        $537,000, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7. DEFERRED COMPENSATION PLANS

        The Company and two subsidiary banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected term of active employment. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Aggregate compensation expense under the plans were $12,000, $55,000 and $81,000 for 1996, 1995 and
        1994, respectively, and is included in other operating expenses.


NOTE 8. OTHER BORROWINGS

        Other borrowings consist of the following:

                                                                                   December 31,
                                                                         ------------------------------
                                                                           1996                    1995
                                                                         --------               -------
                                                                              (Dollars in Thousands)
                                                                         ------------------------------
          Advances under revolving credit agreement with                 $  5,000               $     -
            SunTrust Bank with interest at the three month
            LIBOR rate plus .9% (6.40% at December 31,
            1996) due on March 30, 1997; unsecured.

          Advances from Federal Home Loan Bank with                        10,000                 2,600
            interest at adjustable rates (ranging from 5.54%
            to 5.91% at December 31, 1996) due at
            various dates from April 1, 1997 to March 21,
            2002.

          Advances from Federal Home Loan Bank with                         9,200                 2,000
            interest at fixed rates (ranging from 5.70% to
            6.48% at December 31, 1996) due at various
            dates from January 21, 1997 to March 6, 2005.

          Note payable by pooled subsidiary with interest at                    -                 1,200
            prime rate less 50 basis points, paid in full in 1996.
                                                                         ---------              -------
                                                                         $  24,200              $ 5,800
                                                                         =========              =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8. OTHER BORROWINGS (Continued)

The advances from the Federal Home Loan Bank are collateralized by the pledging of first mortgage loans and other specific loans. One subsidiary bank has also pledged mortgage-backed securities having an aggregate market value of approximately $2,466,000 at December 31, 1996.

Other borrowings at December 31, 1996 have maturities in future years as follows:

                                                              (Dollars in
                                                               Thousands)
                                                              -----------
        1997                                                    $ 15,750
        1998                                                       4,000
        1999                                                       3,000
        2002                                                       1,000
        2005                                                         450
                                                                --------
                                                                $ 24,200
                                                                ========


NOTE 9. INCOME TAXES

The total income taxes in the consolidated statements of income are as follows:

                                         December 31,
                         -------------------------------------------
                           1996              1995              1994
                         -------           -------           -------
                                   (Dollars in Thousands)
                         -------------------------------------------
        Current          $ 3,098           $ 2,834           $ 1,811
        Deferred            (431)             (223)               26
                         -------           -------           -------
                         $ 2,667           $ 2,611           $ 1,837
                         =======           =======           =======


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES (Continued)

        The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                    December 31,
                                       -------------------------------------------------------------------------
                                                1996                      1995                     1994
                                       ---------------------     ---------------------     ---------------------
                                         Amount     Percent        Amount     Percent        Amount     Percent
                                       ----------  ---------     ----------  ---------     ----------  ---------
                                                                (Dollars in Thousands)
                                       -------------------------------------------------------------------------
Tax provision at statutory rate        $  3,185       34%         $  2,899       34%         $ 2,092       34%
Increase (decrease) resulting from:
  Tax-exempt interest                      (323)      (4)             (273)      (3)            (307)      (5)
  Amortization of excess
    cost over assets acquired                82        1                30        1               33        1
  Changes in valuation allowance
    for deferred taxes                     (228)      (2)              (72)      (1)             (50)      (1)
  Other                                     (49)      (1)               27        -               69        1
                                       --------    --------       --------    -------        -------    --------
Provision for  income taxes            $  2,667       28%         $  2,611       31%         $ 1,837       30%
                                       ========    ========       ========    =======        =======    ========


Net deferred income tax assets of $1,365,000 and $489,000 at December 31, 1996 and 1995, respectively, are included in other assets. The components of deferred income taxes are as follows:

                                                                            December 31,
                                                                   ---------------------------
                                                                       1996           1995
                                                                   ------------   ------------
                                                                      (Dollars in Thousands)
      Deferred tax assets:
        Loan loss reserves                                             $  1,542       $  1,003
        Deferred compensation                                               197            173
        Unrealized loss on securities available for sale                     19              -
        Other real estate                                                     -              5
        Other                                                                 -             34
        Net operating loss tax carryforward                                 261            285
        Less valuation allowance                                              -           (228)
                                                                       --------       --------
                                                                          2,019          1,272
                                                                       --------       --------
      Deferred tax liabilities:
        Deprecation and amortization                                        435            366
        Amortization of intangible assets                                   219            250
        Other                                                                 -             30
        Unrealized gain on securities available for sale                      -            137
                                                                       --------       --------
                                                                            654            783
                                                                       --------       --------
      Net deferred tax assets                                          $  1,365       $    489
                                                                       ========       ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10.  COMMITMENTS AND CONTINGENT LIABILITIES

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

                                                         December 31,
                                                   ----------------------
                                                      1996        1995
                                                   ----------   ---------
                                                   (Dollars in Thousands)
                                                   ----------------------

        Commitments to extend credit                 $58,693     $45,370
        Credit card commitments                        3,077       2,883
        Standby letters of credit                      1,331       1,444
                                                     -------     -------
                                                     $63,101     $49,697
                                                     =======     =======

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

Credit card commitments are unsecured.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)


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

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management for the Company, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.


NOTE 11.  CONCENTRATIONS OF CREDIT

The Banks make agricultural, agribusiness, commercial, residential and consumer loans to customers primarily in the counties of southwest Georgia and southeast Alabama. A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical area served by the Banks.

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

The Company has a concentration of funds on deposit at its primary correspondent bank at December 31, 1996, as follows:

        Noninterest-bearing accounts    $  17,458 ,000
                                        ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12.  REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1996, approximately $5,589,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, the Company and the Banks meet all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12.  REGULATORY MATTERS (Continued)

The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                        To Be Well
                                                     For Capital     Capitalized Under
                                                      Adequacy       Prompt Corrective
                                      Actual          Purposes       Action Provisions
                                 --------------   ----------------   ------------------
                                 Amount   Ratio    Amount    Ratio   Amount     Ratio
As of December 31, 1996

Total Capital
  (to Risk Weighted Assets):
 Consolidated                    $57,484  13.21%   $34,812 8.00%     $43,516    10.00%
 American Banking Company        $10,851  11.74%   $ 7,394 8.00%     $ 9,243    10.00%
 The Bank of Quitman             $ 3,778  13.15%   $ 2,298 8.00%     $ 2,873    10.00%
 Bank of Thomas County           $ 3,071  10.69%   $ 2,298 8.00%     $ 2,873    10.00%
 The Citizens Bank of Tifton     $ 6,468  13.53%   $ 3,824 8.00%     $ 4,780    10.00%
 Cairo Banking Company           $ 7,317  15.31%   $ 3,823 8.00%     $ 4,779    10.00%
 Southland Bank                  $10,125  11.11%   $ 7,291 8.00%     $ 9,113    10.00%
 Central Bank and Trust          $ 5,254  13.11%   $ 3,206 8.00%     $ 4,008    10.00%
 First National Bank of
  South Georgia                  $ 5,625  18.74%   $ 2,401 8.00%     $ 3,002    10.00%
 Merchants and Farmers Bank      $ 4,503  15.59%   $ 2,311 8.00%     $ 2,889    10.00%

Tier I Capital
  (to Risk Weighted Assets):
 Consolidated                    $52,028  11.96%   $17,401 4.00%     $26,101     6.00%
 American Banking Company        $ 9,767  10.56%   $ 3,700 4.00%     $ 5,549     6.00%
 The Bank of Quitman             $ 3,418  11.90%   $ 1,149 4.00%     $ 1,723     6.00%
 Bank of Thomas County           $ 2,757   9.60%   $ 1,149 4.00%     $ 1,723     6.00%
 The Citizens Bank of Tifton     $ 5,868  12.27%   $ 1,913 4.00%     $ 2,869     6.00%
 Cairo Banking Company           $ 6,707  14.03%   $ 1,912 4.00%     $ 2,868     6.00%
 Southland Bank                  $ 8,985   9.86%   $ 3,645 4.00%     $ 5,468     6.00%
 Central Bank and Trust          $ 4,753  11.86%   $ 1,603 4.00%     $ 2,405     6.00%
 First National Bank of
  South Georgia                  $ 5,249  17.49%   $ 1,201 4.00%     $ 1,801     6.00%
 Merchants and Farmers Bank      $ 4,195  14.52%   $ 1,156 4.00%     $ 1,733     6.00%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12.  REGULATORY MATTERS (Continued)

                                                                                                 To Be Well
                                                                        For Capital           Capitalized Under
                                                                         Adequacy             Prompt Corrective
                                               Actual                    Purposes             Action Provisions
                                       ---------------------      ---------------------     --------------------
                                         Amount       Ratio        Amount        Ratio       Amount        Ratio
                                       ----------     ------      --------      -------     --------      ------
        As of December 31, 1996
        (Continued)
      Tier I Capital
        (to Average Assets):
        Consolidated                    $ 52,028      9.11%       $ 22,844       4.00%      $ 28,555      5.00%
        American Banking Company        $  9,767      8.30%       $  4,707       4.00%      $  5,884      5.00%
        The Bank of Quitman             $  3,418      8.72%       $  1,568       4.00%      $  1,960      5.00%
        Bank of Thomas County           $  2,757      7.62%       $  1,447       4.00%      $  1,809      5.00%
        The Citizens Bank of Tifton     $  5,868      7.63%       $  3,076       4.00%      $  3,845      5.00%
        Cairo Banking Company           $  6,707      8.95%       $  2,998       4.00%      $  3,747      5.00%
        Southland Bank                  $  8,985      7.16%       $  5,020       4.00%      $  6,274      5.00%
        Central Bank and Trust          $  4,753      8.54%       $  2,226       4.00%      $  2,783      5.00%
        First National Bank of
          South Georgia                 $ 5,249       9.46%       $  2,219       4.00%      $  2,774      5.00%
        Merchants and Farmers Bank      $ 4,195      10.13%       $  1,656       4.00%      $  2,071      5.00%


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12.  REGULATORY MATTERS (Continued)

                                                                                              To Be Well
                                                                    For Capital            Capitalized Under
                                                                     Adequacy              Prompt Corrective
                                             Actual                  Purposes              Action Provisions
                                     --------------------    ---------------------      ----------------------
                                      Amount       Ratio       Amount       Ratio         Amount       Ratio
                                     --------     -------    ---------     -------      ---------     --------
      As of December 31, 1995
      Total Capital
         (to Risk Weighted Assets):
        Consolidated                 $ 49,557     15.73%      $ 25,198      8.00%       $ 31,498       10.00%
        American Banking Company     $  9,670     12.21%      $  6,336      8.00%       $  7,920       10.00%
        The Bank of Quitman          $  3,430     13.22%      $  2,076      8.00%       $  2,595       10.00%
        Bank of Thomas County        $  3,109     14.38%      $  1,730      8.00%       $  2,162       10.00%
        The Citizens Bank of Tifton  $  6,497     14.23%      $  3,653      8.00%       $  4,566       10.00%
        Cairo Banking Company        $  7,471     16.61%      $  3,598      8.00%       $  4,498       10.00%
        Central Bank and Trust       $  4,510     13.12%      $  2,750      8.00%       $  3,438       10.00%
        First National Bank of
        South Georgia                $  4,901     13.90%      $  2,821      8.00%       $  3,526       10.00%
        Merchants and Farmers Bank   $  4,101     15.18%      $  2,161      8.00%       $  2,702       10.00%
      Tier I Capital
        (to Risk Weighted Assets):
        Consolidated                 $ 45,644     14.49%      $ 12,599      4.00%       $ 18,899        6.00%
        American Banking Company     $  8,679     10.96%      $  3,167      4.00%       $  4,751        6.00%
        The Bank of Quitman          $  3,105     11.97%      $  1,038      4.00%       $  1,556        6.00%
        Bank of Thomas County        $  2,838     13.13%      $    865      4.00%       $  1,297        6.00%
        The Citizens Bank of Tifton  $  5,924     12.98%      $  1,826      4.00%       $  2,738        6.00%
        Cairo Banking Company        $  6,893     15.33%      $  1,799      4.00%       $  2,698        6.00%
        Central Bank and Trust       $  4,079     11.86%      $  1,375      4.00%       $  2,064        6.00%
        First National Bank of
          South Georgia              $  4,467     12.66%      $  1,411      4.00%       $  2,117        6.00%
        Merchants and Farmers Bank   $  3,801     14.07%      $  1,081      4.00%       $  1,621        6.00%


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12.  REGULATORY MATTERS (Continued)

                                                                                                 To Be Well
                                                                       For Capital            Capitalized Under
                                                                        Adequacy              Prompt Corrective
                                               Actual                   Purposes              Action Provisions
                                      ---------------------      ---------------------      --------------------
                                        Amount       Ratio        Amount        Ratio        Amount       Ratio
                                      ---------     -------      ---------     -------      --------     -------
      As of December 31, 1995
        (Continued)
      Tier I Capital
        (to Average Assets):
        Consolidated                  $ 45,644       9.87%        $ 18,490      4.00%       $ 23,112      5.00%
        American Banking Company      $  8,679       8.51%        $  4,079      4.00%       $  5,099      5.00%
        The Bank of Quitman           $  3,105       8.33%        $  1,491      4.00%       $  1,864      5.00%
        Bank of Thomas County         $  2,838       9.17%        $  1,238      4.00%       $  1,547      5.00%
        The Citizens Bank of Tifton   $  5,924       8.46%        $  2,801      4.00%       $  3,501      5.00%
        Cairo Banking Company         $  6,893       9.41%        $  2,930      4.00%       $  3,663      5.00%
        Central Bank and Trust        $  4,079       8.35%        $  1,954      4.00%       $  2,443      5.00%
        First National Bank of
          South Georgia               $  4,467       8.67%        $  2,061      4.00%       $  2,576      5.00%
        Merchants and Farmers Bank    $  3,801       9.01%        $  1,687      4.00%       $  2,109      5.00%


NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash, Due From Banks, and Federal Funds Sold:

The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

Available For Sale and Held To Maturity Securities:

Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

Loans:

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

Deposits:

The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

Other Borrowings:

The carrying amounts of the Company's other borrowings approximate their fair value.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Off-Balance Sheet Instruments:

Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

The carrying value and estimated fair value of the Company's financial instruments were as follows:

                                                     December 31, 1996                    December 31, 1995
                                                -----------------------------         -------------------------
                                                 Carrying             Fair             Carrying          Fair
                                                  Amount             Value              Amount          Value
                                                ---------          ----------         ---------       ---------
                                                                     (Dollars in Thousands)
                                                ---------------------------------------------------------------

      Financial assets:
        Cash and short-term investments         $  46,014          $  46,014          $  81,696       $  81,696
                                                =========          =========          =========       =========
        Investments in securities               $ 118,138          $ 118,386          $  84,505       $  84,722
                                                =========          =========          =========       =========

        Loans                                   $ 438,390          $ 424,241          $ 305,242       $ 295,888
        Allowance for loan losses                  (6,873)                 -             (5,484)             -
                                                ---------          ---------          ---------       ---------
            Loans, net                          $ 431,517          $ 424,241          $ 299,758       $ 295,888
                                                =========          =========          =========       =========

      Financial liabilities:
        Noninterest-bearing demand              $  81,448          $  81,448          $  74,687       $  74,687
        Interest-bearing demand                   116,777            116,777            100,512         100,512
        Savings                                    43,332             43,332             29,614          29,614
        Time deposits                             304,181            306,346            227,368         230,061
                                                ---------          ---------          ---------       ---------
            Total deposits                      $ 545,738          $ 547,903          $ 432,181       $ 434,874
                                                =========          =========          =========       =========

      Federal funds purchased and securities
        sold under agreements to repurchase     $     997          $     997          $   1,887       $   1,887
                                                =========          =========          =========       =========

      Other borrowings                          $  24,200          $  24,200          $   5,800       $   5,800
                                                =========          =========          =========       =========


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14.   CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
           (PARENT COMPANY ONLY)

                          CONDENSED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
                          (Dollars in Thousands)

                                                           1996                 1995
                                                         --------            --------
   Assets
      Cash                                               $  1,866            $  1,978
      Interest-bearing deposits in banks                        -               2,060
      Investment in subsidiaries                           56,772              40,083
      Other assets                                          5,160               4,484
                                                        ---------            --------

        Total assets                                    $  63,798            $ 48,605
                                                        =========            ========


   Liabilities
      Other borrowings                                   $  5,000            $  1,200
      Other liabilities                                     1,124                 634
                                                        ---------            --------

        Total liabilities                                   6,124               1,834
                                                        ---------            --------

   Stockholders' equity                                    57,674              46,771
                                                        ---------            --------
        Total liabilities and stockholders' equity      $  63,798            $ 48,605
                                                        =========            ========


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (Continued)

                     CONDENSED STATEMENTS OF INCOME
             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (Dollars in Thousands)

                                                 1996               1995                1994
                                               --------           --------            --------
    Income
      Dividends from subsidiaries             $   5,115           $  2,172            $  1,445
      Interest                                       44                145                 115
      Fee income                                  2,953              2,772               2,442
      Other income                                  111                 25                  94
                                              ---------           --------            --------
        Total income                              8,223              5,114               4,096
                                              ---------           --------            --------

    Expense
      Interest                                     230                114                  191
      Amortization and depreciation                477                485                  499
      Merger and acquisition expense               708                 -                    -
      Other expense                              4,406              2,995                2,704
                                              --------           --------             --------
        Total expense                            5,821              3,594                3,394
                                              --------           --------             --------

        Income before income tax benefits
          and equity in undistributed earnings
          of subsidiaries                        2,402              1,520                  702

    Income tax benefits                            889                117                  109
                                              --------           --------             --------

        Income before equity in undistributed
          earnings of subsidiaries               3,291              1,637                  811

     Equity in undistributed earnings
       of subsidiaries                           3,410              4,280                3,506
                                              --------           --------             --------

        Net income                            $  6,701           $  5,917             $  4,317
                                              ========           ========             ========


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (Continued)

                           CONDENSED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (Dollars in Thousands)

                                                                             1996          1995          1994
                                                                           --------      --------      --------
  CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                          $  6,701       $  5,917      $  4,317
      Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                                          117            175           189
        Amortization of intangible assets                                      360            310           310
        Undistributed earnings of subsidiaries                              (3,410)        (4,280)       (3,506)
        (Increase) decrease in interest receivable                              10             (9)           (6)
        Decrease in interest payable                                           (11)             -            (5)
        Increase (decrease) in taxes payable                                  (169)          (148)            5
        Provision for deferred taxes                                           (38)            14             5
        (Increase) decrease in due from subsidiaries                          (333)           (56)           47
        Other prepaids, deferrals and accruals, net                           (240)           (87)           59
                                                                           --------      --------      --------
            Total adjustments                                               (3,714)        (4,081)       (2,902)
                                                                           --------      --------      --------

            Net cash provided by operating activities                        2,987          1,836         1,415
                                                                           --------      --------      --------

  CASH FLOWS FROM INVESTING ACTIVITIES
      (Increase) decrease in interest-bearing deposits in banks              2,060           (560)       (1,500)
      Purchases of premises and equipment                                     (482)          (281)         (243)
      Proceeds from sale of premises                                            10             17             -
      Contribution of capital to subsidiary bank                                -               -        (1,500)
      Cash paid for purchased subsidiary                                    (6,216)             -             -
      Purchases of stock in pooled subsidiary                                   -               -          (575)
                                                                           --------      --------      --------

           Net cash used in investing activities                            (4,628)          (824)       (3,818)
                                                                           --------      --------      --------



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (Continued)

                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                        (Dollars in Thousands)

                                                           1996                    1995                   1994
                                                        ---------                -------                --------
      CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from other borrowings                  $   5,000                $     -                $  1,500
        Repayment of other borrowings                      (2,200)                  (150)                 (5,782)
        Proceeds from sale of stock, net of
          stock offering expense                                -                      -                   8,324
        Proceeds from exercise of stock options                 -                    125                       -
        Proceeds from exercise of stock options
          of pooled subsidiaries                              254                     85                       -
        Purchase of treasury stock                              -                      -                     (29)
        Purchase of fractional shares                          (7)                    (3)                      -
        Dividends paid                                     (1,518)                (1,186)                   (645)
                                                        ---------                -------                --------

            Net cash provided by (used in)
              financing activities                          1,529                 (1,129)                  3,368
                                                        ---------                -------                --------

      Net increase (decrease) in cash                        (112)                  (117)                    965

      Cash at beginning of year                             1,978                  2,095                   1,130
                                                        ---------                -------                --------

      Cash at end of year                               $   1,866                $ 1,978                $  2,095
                                                        =========                =======                ========

      SUPPLEMENTAL DISCLOSURE OF
        CASH FLOW INFORMATION
        Cash paid during the year for interest          $     241                $   114                $    196


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15.  PENDING ACQUISITION

On February 27, 1997, the Company entered into an agreement with NationsBank Corporation to purchase the assets and assume the liabilities of the Douglas, Georgia banking center of NationsBank. Total assets of approximately $33 million will be included in the transaction including loans totaling approximately $11 million. Total deposits of approximately $33 million will be assumed by the Company. The Company anticipates that approximately $4,000,000 in cash will be required to complete the acquisition. The acquisition is subject to approval by the Company's Board of Directors and certain regulatory authorities.