Form 10-Q
period 1997-03-31
ABC BANCORP
filed 1997-05-15
CIK 351569

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  MARCH 31, 1997
                                                ---------------

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

                                (912) 890-1111
                        -------------------------------
                        (Registrant's telephone number)

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


THERE WERE 6,745,331 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1997.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                         Page
-----                                                        ----

1.   Financial Statements

          Consolidated Balance Sheets                          3

          Consolidated Statements of Income                    4

          Consolidated Statements of Cash Flows                5

          Notes to Consolidated Financial Statements           6

2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        7


PART II - OTHER INFORMATION

3.  Submission of Matters to a Vote of
    Securities Holders

6.  Exhibits and Reports on Form 8-K


     SIGNATURE                                                 15

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)



                                                  Mar 31     Dec 31
                                                   1997       1996
                                                 --------   --------

ASSETS
------
Cash and due from banks                          $ 30,679   $ 40,894
Federal funds sold                                  1,887      5,120
Securities available for sale, at fair value       87,700     86,148
Securities held to maturity, at cost               32,199     31,990

Loans                                             446,201    438,390
Less allowance for loan losses                      7,118      6,873
                                                 --------   --------
     Loans, net                                   439,083    431,517
                                                 --------   --------

Premises and equipment, net                        16,533     15,640
Other assets                                       23,632     23,723
                                                 --------   --------

                                                 $631,713   $635,032
                                                 ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits
  Noninterest-bearing demand                     $ 71,804   $ 81,448
  Interest-bearing demand                         109,459    116,777
  Savings                                          43,497     43,332
  Time, $100,000 and over                          75,593     78,998
  Other time                                      231,448    225,183
                                                 --------   --------
     Total deposits                               531,801    545,738
Federal funds purchased & securities sold
  under repurchase agreements                       6,983        997
Other borrowings                                   24,750     24,200
Other liabilities                                   9,733      6,423
                                                 --------   --------
     Total liabilities                            573,267    577,358
                                                 --------   --------


STOCKHOLDERS' EQUITY
  Common stock,par value $1; 15,000,000
  shares authorized 7,017,684 and 7,017,684
  shares issued, respectively                       7,018      7,018
  Surplus                                          28,067     28,067
  Retained earnings                                25,396     24,203
  Unrealized gains (losses) on securities
   available for sale, net of taxes                  (480)       (59)
                                                 --------   --------
                                                   60,001     59,229
  Less cost of 272,353 shares acquired for
    the treasury                                   (1,555)    (1,555)
                                                 --------   --------
     Total stockholders' equity                    58,446     57,674
                                                  --------  --------
                                                  $631,713  $635,032
                                                 =========  ========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                            (Dollars in Thousands)
                                  (Unaudited)



                                                            1997       1996
                                                          -------     -------
 INTEREST INCOME
    Interest and fees on loans                          $   11,623  $    8,283
    Interest on taxable securities                           1,509       1,144
    Interest on nontaxable securities                          272         188
    Interest on deposits in other banks                         47           3
    Interest on Federal funds sold                              45         479
                                                        ----------  ----------
                                                            13,496      10,097
                                                        ----------  ----------


INTEREST EXPENSE
    Interest on deposits                                     5,489       4,378
    Interest  on securities sold under repurchase
     agreements and other borrowings                           376          96
                                                        ----------  ----------
                                                             5,865       4,474
                                                        ----------  ----------

        Net interest income                                  7,631       5,623
PROVISION FOR LOAN LOSSES                                      584         248
                                                        ----------  ----------
        Net interest income after provision for
         loan losses                                         7,047       5,375
                                                        ----------  ----------


OTHER INCOME
    Service charges on deposit accounts                      1,225         967
    Other service charges, commisions and fees                 477         316
    Other                                                       34          50
                                                        ----------  ----------
                                                             1,736       1,333
                                                        ----------  ----------


OTHER EXPENSE
    Salaries and employee benefits                           3,403       2,280
    Equipment expense                                          531         321
    Occupancy expense                                          387         305
    Amortization of intangible assets                          168          79
    Data processing fees                                        92         148
    Directors fees                                             145          90
    FDIC premiums                                               62          28
    Other operating expenses                                 1,384         947
                                                        ----------  ----------
                                                             6,172       4,198
                                                        ----------  ----------

     Income before income taxes                              2,611       2,510

Applicable income taxes                                        879         835
                                                        ----------  ----------

    NET INCOME                                          $    1,732  $    1,675
                                                        ==========  ==========

Income per common share                                 $     0.26  $     0.27
                                                        ==========  ==========

Average shares outstanding                               6,745,331   6,242,491
                                                        ==========  ==========


See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                            (Dollars in Thousands)
                                  (Unaudited)



                                                             1997       1996
                                                            ------     ------

   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                            $  1,732   $  1,675
                                                           --------   --------
     Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation                                               101        308
     Provision for loan losses                                  584        248
     Amortization of intangible assets                          168         89
     Other prepaids, deferrals and accruals, net              3,447      1,374
                                                           --------   --------
        Total adjustments                                     4,300      2,019
                                                           --------   --------

        Net cash provided by  operating activities            6,032      3,694
                                                           --------   --------


   CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investment securities       16,531      7,242
     Purchase of investment securities                      (24,890)   (15,904)
     Proceeds from sales of securities available for sale     5,964        661
     (Increase)decrease in Federal funds sold                 3,233     25,130
     (Increase) decrease in loans                            (8,150)   (12,404)
     Purchase of premises and equipment                        (994)      (498)
                                                           --------   --------

        Net cash provided by (used in) investing
         activities                                          (8,306)     4,227
                                                           --------   --------


   CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                    (13,937)   (10,343)
     Net increase (decrease) in repurchase agreements         5,986     (2,958)
     Increase (decrease) in short-term borrowings               550     (1,000)
     Proceeds from sale of stock of pooled subsidiary            --         13
     Dividends paid                                            (540)      (338)
                                                           --------   --------

        Net cash used in financing activities                (7,941)   (14,626)
                                                           --------   --------

     Net decrease in cash and due from banks               $(10,215)  $ (6,705)

     Cash and due from banks at beginning of period          40,894     29,841
                                                           --------   --------

     Cash and due from banks at end of period              $ 30,679   $ 23,136
                                                           ========   ========




   See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. All per share amounts have been adjusted to reflect the 5-for-4 stock split reflected in the form of a 25% stock dividend effective April 15, 1997. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at March 31, 1997 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 1997, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 1997, total capital increased $ .8 million to $ 58.4 million. This increase in capital resulted from the retention of net earnings of $ 1.2 million (after deducting dividends to shareholders of $ .5 million) and an increase of $.4 million in unrealized losses on securities available for sale, net of taxes.

     At March 31, 1997, ABC had binding commitments for capital expenditures of approximately $250,000. The Company anticipates that approximately $4,500,000 will be required for capital expenditures during the remainder of 1997. As of March 1, 1997, the Company anticipates that approximately $3,500,000 in cash will be required to complete the purchase of a banking center located in a surrounding area (see "Mergers and Acquisitions"). Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

MERGERS AND ACQUISITIONS

     The results of operations for the three months ended March 31, 1997 and 1996 include the operations of the five wholly-owned subsidiary banks held prior to 1996 and the operations of Central Bankshares, Inc., First National Financial Corporation, and M & F Financial Corporation, which were acquired in 1996 in transactions that were accounted for as poolings of interests. The results of operations for the three months ended March 31,1997 also include the operations of Southland Bancorporation ("SLB"), acquired June 21, 1996, which transaction was accounted for as a purchase.

     The Company has entered into an agreement with NationsBank Corporation to purchase the assets and assume the liabilities of the Douglas, Georgia banking center of NationsBank. Total assets of approximately $32 million will be included in the transaction, with loans totaling approximately $10 million. Total deposits of approximately $32 million will be assumed by ABC. The office will be operated as an extension of The Citizens Bank of Tifton, the Company's wholly-owned subsidiary in Tifton, Georgia ("CBT"). The premium to be paid upon consummation of this transaction is approximately $3.5 million, and will be recorded as an intangible asset on the books of CBT.

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

COMPARISON OF STATEMENTS OF INCOME

     The net interest margin was 5.50% and 5.39% during the three months ended March 31, 1997 and 1996, respectively, an increase of 11 basis points. This variance is primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income on a taxable-equivalent basis was $7.8 million as compared to $ 6.0 million during the three months ended March 31, 1997 and 1996, respectively, representing an increase of 29.9%. SLB contributed $1.5 million in taxable-equivalent net interest income for the quarter ended 03/31/97.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $584,000 and $248,000 during the three months ended March 31, 1997 and 1996, respectively. SLB's provision for loan losses was $135,000 for the quarter ended March 31, 1997.

     Following is a comparison of noninterest income for the three months ended March 31, 1997 and 1996 (dollars in thousands).

                                                Three Months Ended
                                             -------------------------
                                               Mar 1997      Mar 1996
                                             -----------    ----------

Service charges on deposits                     $ 1,225        $  967
Other service charges,
 commissions & fees                                 477           316
Other income                                         34            50
                                                -------       -------
  TOTAL NONINTEREST INCOME                      $ 1,736       $ 1,333
                                                =======       =======

     Total noninterest income for the three months ended March 31, 1997 was $403,000 higher than during the same period in 1996. Service charges on deposits, other service charges and other income recorded by SLB during the three months ended March 31, 1997 was $184,000, $106,000 and $5,000, respectively.

     Following is an analysis of noninterest expense for the three months ended March 31, 1997 and 1996 (dollars in thousands).

                                        Three Months Ended
                                   -----------------------------
                                   March 31,1997  March 31, 1996
                                   -------------  --------------

Salaries and employee benefits            $3,403          $2,280
Occupancy and equipment expense              918             626
Deposit insurance premium                     62              28
Data processing fees                          92             148
Other expense                              1,697           1,116
                                          ------          ------
TOTAL NONINTEREST EXPENSE                 $6,172          $4,198
                                          ======          ======


     Total noninterest expense for the three months ended March 31, 1997 was $1,974,000 higher than during the same period in 1996. SLB's portion of noninterest expense was $1,061,000.

     Salaries and employee benefits for the three months ended March 31, 1997, was $1,123,000 higher than during the same period in 1996. Salaries and employee benefits recorded by SLB during the three months ended March 31, 1997 amounted to $557,000. The remaining increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and the addition of several employees by the parent company, including three senior executives.

     Deposit insurance premiums for the three months ended March 31, 1997 was $34,000 higher than during the same period in 1996. SLB's deposit insurance premium for the three months ended March 31, 1997 amounted to $14,000.

     Data processing fees for the three months ended March 31, 1997 were $56,000 lower than during the same period in 1996. Other operating expense for the three months ended March 31, 1997 increased $581,000 as compared to the same period in 1996. SLB incurred $490,000 in other operating expense.

     Following is a condensed summary of net income during the three months ended March 31, 1997 and 1996 (dollars in thousands).

                                     Three Months Ended
                           ---------------------------------------
                              March 31, 1997         March 31,1996
                           ------------------       --------------


Net interest income                   $7,631               $5,623
Provision for loan losses                584                  248
Other income                           1,736                1,333
Other expense                          6,172                4,198
                                      ------               ------
Income before income taxes             2,611                2,510
                                      ------               ------
Applicable income taxes                  879                  835
                                      ------               ------
 NET INCOME                           $1,732               $1,675
                                      ======               ======


     Net income increased $57,000 or 3.40% to $1,732,000 for the three months ended March 31, 1997 as compared to $1,675,000 for the three months ended March 31, 1996. $344,000 of this increase represents net income contributed by SLB. Net interest income of ABC and its subsidiaries excluding SLB increased $532,000 offset by an increase in provision for loan losses of $201,000 and an increase in all other net noninterest expense of $913,000.

COMPARISON OF BALANCE SHEETS

     Total assets decreased by $3.3 million, or .5%, to $631.7 million at March 31, 1997 from $635.0 million at December 31, 1996.

     Total earning assets increased by $6.2 million, or 1.1%, to $569.1 million at March 31, 1997 from $562.9 million at December 31, 1996.

     Total loans, net of the allowance for loan losses, increased by $7.6 million, or 1.76%, to $439.1 million at March 31, 1997 from $431.5 million at December 31, 1996.

     Total deposits decreased by $13.9 million, or 2.5%, to $531.8 million at March 31, 1997 from $545.7 million at December 31, 1996. Approximately 13.5% and 14.9% of deposits were noninterest-bearing as of March 31, 1997 and December 31, 1996, respectively.

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

     The allowance for loan losses was 1.6% of total loans outstanding at March 31, 1997 and December 31, 1996. Management considers the allowance for loan losses as of March 31, 1997 adequate to cover potential losses in the loan portfolio.

PART II.  OTHER INFORMATION

ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          There were no matters submitted to a vote of securities holders during the quarter ended March 31, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          There were no exhibits and reports filed on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP


       5/9/97              /s/ W. EDWIN LANE, JR.
______________________     _____________________________________
        DATE               W. EDWIN LANE, JR.
                           EXECUTIVE VICE PRESIDENT &
                           CHIEF FINANCIAL OFFICER
                           (DULY AUTHORIZED OFFICER AND PRINCIPAL
                           FINANCIAL/ACCOUNTING OFFICER)