Form 10-Q
period 1997-06-30
ABC BANCORP
filed 1997-08-13
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549
                                   FORM 10-Q


(Mark One)

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended  JUNE 30, 1997
                                          --------------

                                 OR


 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:   0-16181
                                                 -------



                                  ABC BANCORP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          GEORGIA                           58-1456434
  ------------------------        ------------------------------
  (State of incorporation)             (IRS Employer ID No.)

                   310 FIRST STREET, SE  MOULTRIE, GA 31768
                  ------------------------------------------
                   (Address of principal executive offices)

                                (912) 890-1111
                       ---------------------------------
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No
                                        ---   ----


THERE WERE 6,745,331 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 1997.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997



                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item                                                        Page
----                                                        ----

1.   Financial Statements


     Consolidated Balance Sheets                              3


     Consolidated Statements of Income                        4

     Consolidated Statements of Cash Flows                    6

     Notes to Consolidated Financial Statements               7

2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       8



PART II - OTHER INFORMATION

3.  Submission of Matters to a Vote of
    Securities Holders                                       16

6.  Exhibits and Reports on Form 8-K                         17


      SIGNATURE                                              18

                                  ABC BANCORP AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)

   -----------------------------------------------------------------------------------------------
                                                                         Jun 30            Dec 31
                                                                          1997              1996
                                                                      ------------      ------------
   Assets
   Cash and due from banks                                              $ 27,371          $ 40,894
   Federal funds sold                                                        581             5,120
   Securities available for sale, at fair value                           81,368            86,148
   Securities held to maturity, at cost                                   31,835            31,990

   Loans                                                                 467,180           438,390
   Less allowance for loan losses                                          6,915             6,873

                  Loans, net                                             460,265           431,517
                                                                        --------          --------

   Premises and equipment, net                                            17,153            15,640
   Other assets                                                           23,894            23,723
                                                                        --------          --------

                                                                        $642,467          $635,032
                                                                        ========          ========

   Liabilities and Stockholders' Equity
   Deposits
     Noninterest-bearing demand                                         $ 73,029          $ 81,448
      Interest-bearing demand                                            109,171           116,777
      Savings                                                             42,218            43,332
      Time, $100,000 and over                                             83,086            78,998
      Other time                                                         233,201           225,183
                                                                        --------          --------
             Total deposits                                              540,705           545,738
   Federal funds purchased & securities sold under
     repurchase agreements                                                 4,116               997
   Other borrowings                                                       30,750            24,200
   Other liabilities                                                       6,758             6,428
                                                                        --------          --------
             Total liabilities                                           582,329           577,363
                                                                        --------          --------


   Stockholders' equity
     Common stock,par value $1; 15,000,000 shares authorized
       7,017,684 shares issued, respectively                               7,018             7,018
     Surplus                                                              28,062            28,062
     Retained earnings                                                    26,627            24,203
     Unrealized gains (losses) on securities available for sale,
       net of taxes                                                          (14)              (59)
                                                                        --------          --------
                                                                          61,693            59,224
     Less cost of 272,353 shares acquired for the treasury                (1,555)           (1,555)
                                                                        --------          --------
             Total stockholders' equity                                   60,138            57,669
                                                                        --------          --------
                                                                        $642,467          $635,032
                                                                        ========          ========

   See Notes to Consolidated Financial Statements.

                                         ABC BANCORP AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                  THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                           (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)

        ---------------------------------------------------------------------------------------------------
                                                                                 1997                1996
                                                                             ------------        ------------
        Interest income
          Interest and fees on loans                                             $11,973            $  9,184
          Interest on taxable securities                                           1,540               1,192
          Interest on nontaxable securities                                          274                 221
          Interest on deposits in other banks                                         14                   0
          Interest on Federal funds sold                                              15                 254
                                                                                 -------            --------
                                                                                  13,816              10,851
                                                                                 -------            --------

        Interest expense
          Interest on deposits                                                     5,637               4,420
          Interest on securities sold under repurchase
            agreements and other borrowings                                          513                 117
                                                                                 -------            --------
                                                                                   6,150               4,537
                                                                                 -------            --------

                    Net interest income                                            7,666               6,314
        Provision for loan losses                                                    501                 335
                                                                                 -------            --------
                    Net interest income after provision for loan losses            7,165               5,979
                                                                                 -------            --------

        Other income
          Service charges on deposit accounts                                      1,275                 859
          Other service charges, commissions and fees                                418                 390
          Other                                                                      154                  69
                                                                                 -------            --------
                                                                                   1,847               1,318
                                                                                 -------            --------

        Other expense
          Salaries and employee benefits                                           3,320               2,419
          Equipment expense                                                          512                 358
          Occupancy expense                                                          390                 297
          Amortization of intangible assets                                          172                  90
          Data processing fees                                                        82                 166
          Directors fees                                                             142                 113
          FDIC premiums                                                               64                  30
          Other operating expenses                                                 1,413               1,025
                                                                                 -------            --------
                                                                                   6,095               4,498
                                                                                 -------            --------

                    Income before income taxes                                     2,917               2,799

        Applicable income taxes                                                    1,016                 904
                                                                                 -------            --------

                  Net income                                                     $ 1,901            $  1,895
                                                                                 =======            ========


        Income per common share                                                  $  0.28            $   0.30
                                                                                 =======            ========
        Average shares outstanding                                             6,745,331           6,297,749
                                                                               =========           =========

        See Notes to Consolidated Financial Statements.

                                         ABC BANCORP AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                           (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)

        ------------------------------------------------------------------------------------------------------
                                                                                 1997                  1996
                                                                             ------------         ------------
        Interest income
          Interest and fees on loans                                            $23,596              $17,467
          Interest on taxable securities                                          3,049                2,336
          Interest on nontaxable securities                                         546                  409
          Interest on deposits in other banks                                        61                    3
          Interest on Federal funds sold                                             60                  733
                                                                                -------              -------
                                                                                 27,312               20,948
                                                                                -------              -------

        Interest expense
          Interest on deposits                                                   11,126                8,798
          Interest  on securities sold under repurchase
            agreements and other borrowings                                         889                  213
                                                                                -------              -------
                                                                                 12,015                9,011
                                                                                -------              -------

                         Net interest income                                     15,297               11,937
        Provision for loan losses                                                 1,085                  583
                                                                                -------              -------
                        Net interest income after provision for loan losses      14,212               11,354
                                                                                -------              -------
        Other income
          Service charges on deposit accounts                                     2,500                1,826
          Other service charges, commisions and fees                                895                  706
          Other                                                                     188                  119
                                                                                -------              -------
                                                                                  3,583                2,651
                                                                                -------              -------

        Other expense
          Salaries and employee benefits                                          6,723                4,699
          Equipment expense                                                       1,043                  679
          Occupancy expense                                                         777                  602
          Amortization of intangible assets                                         340                  169
          Data processing fees                                                      174                  314
          Directors fees                                                            287                  203
          FDIC premiums                                                             126                   58
          Other operating expenses                                                2,797                1,972
                                                                                -------              -------
                                                                                 12,267                8,696
                                                                                -------              -------
                    Income before income taxes                                    5,528                5,309

        Applicable income taxes                                                   1,895                1,739
                                                                                -------              -------

                  Net income                                                    $ 3,633              $ 3,570
                                                                                =======              =======

        Income per common share                                                 $  0.54              $  0.57
                                                                                =======              =======
        Average shares outstanding                                            6,745,331            6,270,121
                                                                              =========            =========

        See Notes to Consolidated Financial Statements.

                                            ABC BANCORP AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                      SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------
                                                                              1997               1996
                                                                          ------------      -------------
        CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                        $  3,633            $  3,570
                                                                            --------            --------
          Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation                                                         827                 598
            Provision for loan losses                                          1,085                 583
            Amortization of intangible assets                                    340                 169
            Other prepaids, deferrals and accruals, net                         (217)                959
                                                                            --------            --------
                 Total adjustments                                             2,035               2,309
                                                                            --------            --------

                  Net cash provided by operating activities                    5,668               5,879
                                                                            --------            --------


        CASH FLOWS FROM INVESTING ACTIVITIES
          Proceeds from maturities of investment securities                      867              14,907
          Purchase of investment securities                                   (1,200)            (22,991)
          Proceeds from sales of securities available for sale                 5,354               2,130
          (Increase)decrease in Federal funds sold                             4,539              42,325
          (Increase) decrease in loans                                       (29,833)            (38,032)
          Purchase of premises and equipment                                  (2,340)               (724)
          Merger accounted for as a purchase                                      --              (3,947)
                                                                            --------            --------

                  Net cash provided by (used in) investing activities        (22,613)             (6,332)
                                                                            --------            --------


        CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase (decrease) in deposits                                 (5,033)            (12,611)
          Net increase (decrease) in repurchase agreements                     3,119              (7,086)
          Increase (decrease) in short-term borrowings                         6,550              17,395
          Proceeds from sale of stock of pooled subsidiary                       --                   --
          Dividends paid                                                      (1,214)               (676)
                                                                            --------            --------

                  Net cash provided by financing activities                    3,422              (2,978)
                                                                            --------            --------

          Net decrease in cash and due from banks                           $(13,523)           $ (3,431)

          Cash and due from banks at beginning of period                      40,894              29,841
                                                                            --------            --------

          Cash and due from banks at end of period                          $ 27,371            $ 26,410
                                                                            ========            ========


        See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. All per share amounts have been adjusted to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend on shares outstanding as of April 15, 1997. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at June 30, 1997 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 1997, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 1997, total capital increased $2.5 million to $60.2 million. This increase in capital resulted from the retention of net earnings of $2.5 million (after deducting dividends to shareholders of $1.2 million) and an increase of $.05 million in unrealized gains on securities available for sale, net of taxes.

At June 30, 1997, ABC had binding commitments for capital expenditures of approximately $400,000. The Company anticipates that approximately $1,000,000 will be required for capital expenditures during the remainder of 1997. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

MERGERS AND ACQUISITIONS

The results of operations for the six months ended June 30, 1997 and 1996 include the operations of the five wholly-owned subsidiary banks held prior to 1996 and the operations of Central Bankshares, Inc., First National Financial Corporation, and M & F Financial Corporation, which were acquired in 1996 in transactions that were accounted for as poolings of interests. The results of operations for the six months ended June 30,1997 also include the operations of Southland Bancorporation ("Southland"), acquired June 21, 1996, which transaction was accounted for as a purchase.

On July 17, 1997, the Company purchased the assets and assumed the liabilities of the Douglas, Georgia banking center of NationsBank. Total assets of $29.3 million were included in the transaction, with loans totaling $7.3 million. Total deposits of $29.3 million were assumed by ABC. The office will be operated as an extension of Citizens Security Bank (formerly The Citizens Bank of Tifton), the Company's wholly-owned subsidiary in Tifton, Georgia ("CSB"). The premium paid upon consummation of this transaction was $3.5 million, and will be recorded as an intangible asset on the books of CSB. The Company injected $4.2 million additional capital into CSB in connection with this transaction.

ABC and Irwin Bankcorp, Inc., Ocilla, Georgia, have entered into a definitive merger agreement under which CSB will acquire 100% of the equity of Irwin. Irwin currently has total assets of approximately $38 million, loans of approximately $17 million, deposits of approximately $31 million and equity of approximately $5 million. Irwin's wholly-owned subsidiary, The Bank of Ocilla, will also become an extension of CSB. This transaction is expected to be completed during August, 1997.

NAME CHANGE


On July 18, 1997, ABC's subsidiary in Tifton, Georgia, changed its name from The Citizens Bank of Tifton to Citizens Security Bank.



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

COMPARISON OF STATEMENTS OF INCOME

The net interest margin was 5.35% and 5.40% during the three months ended June 30, 1997 and 1996, respectively, a decrease of 5 basis points. The net interest margin was 5.43% and 5.31% during the six months ended June 30, 1997 and 1996, respectively, an increase of 12 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

Net interest income on a taxable-equivalent basis was $7.8 million as compared to $6.4 million during the three months ended June 30, 1997 and 1996, respectively, representing an increase of 21.9%. Net interest income on a taxable-equivalent basis was $15.6 million as compared to $12.1 million during the six months ended June 30, 1997 and 1996, respectively, representing an increase of 28.2%. The net interest income on a taxable-equivalent basis during the six months ended June 30, 1997, includes approximately $2.8 million attributable to Southland.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $501,000 and $335,000 during the three months ended June 30, 1997 and 1996 and $1,085,000 and $583,000 during the six months ended June 30, 1997 and 1996, respectively. The provision for loan losses during the six months ended June 30, 1997, includes approximately $175,000 attributable to Southland.

Following is a comparison of noninterest income for the three and six months ended June 30, 1997 and 1996 (dollars in thousands).

                                Three Months Ended
                               --------------------
                               June 1997  June 1996
                               ---------  ---------

Service charges on deposits       $1,275     $  859
Other service charges,
 commissions & fees                  418        390
Other income                         154         69
                                  ------     ------
  TOTAL NONINTEREST INCOME        $1,847     $1,318
                                  ======     ======




                                 Six Months Ended
                               --------------------
                               June 1997  June 1996
                               ---------  ---------

Service charges on deposits       $2,500     $1,826
Other service charges,
 commissions & fees                  895        706
Other income                         188        119
                                  ------     ------
 TOTAL NONINTEREST INCOME         $3,583     $2,651
                                  ======     ======


Total noninterest income for the six months ended June 30, 1997 was $932,000 higher than during the same period in 1996. Total noninterest income for the six months ended June 30, 1997 includes approximately $658,000 attributable to Southland.

Following is an analysis of noninterest expense for the three and six months ended June 30, 1997 and 1996 (dollars in thousands).


                                       Three Months Ended
                                   ---------------------------
                                   June 30,1997  June 30, 1996
                                   ------------  -------------

Salaries and employee benefits           $3,320         $2,419
Occupancy and equipment expense             902            655
Deposit insurance premium                    64             30
Data processing fees                         82            166
Other expense                             1,727          1,228
                                         ------         ------
TOTAL NONINTEREST EXPENSE                $6,095         $4,498
                                         ======         ======




                                          Six Months Ended
                                    ----------------------------
                                    June 30,1997   June 30, 1996
                                    ------------   -------------

Salaries and employee benefits           $ 6,723          $4,699
Occupancy and equipment expense            1,820           1,281
Deposit insurance premium                    126              58
Data processing fees                         174             314
Other expense                              3,424           2,344
                                         -------          ------
TOTAL NONINTEREST EXPENSE                $12,267          $8,696
                                         =======          ======


Total noninterest expense for the six months ended June 30, 1997 was $ 3,571,000 higher than during the same period in 1996. Total noninterest expense for the six months ended June 30, 1997, includes approximately $2,019,000 attributable to Southland.

Salaries and employee benefits for the six months ended June 30, 1997, was $2,024,000 higher than during the same period in 1996. The remaining increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and the addition of several employees by the parent company, including three senior executives.

Deposit insurance premiums for the six months ended June 30, 1997 was $68,000 higher than during the same period in 1996.

Data processing fees for the six months ended June 30, 1997 were $140,000 lower than during the same period in 1996. Other operating expense for the six months ended June 30, 1997 increased $1,080,000 as compared to the same period in 1996.

Following is a condensed summary of net income during the three and six months ended June 30, 1997 and 1996 (dollars in thousands).

                                            Three Months Ended
                                       ----------------------------
                                       June 30,1997   June 30, 1996
                                       ------------   -------------
Net interest income                       $7,666         $6,314
Provision for loan losses                    501            335
Other income                               1,847          1,318
Other expense                              6,095          4,498
                                          ------         ------
    Income before income
      taxes                                2,917          2,799

Applicable income taxes                    1,016            904
                                          ------         ------
 NET INCOME                               $1,901         $1,895
                                          ======         ======


                                            Six Months Ended
                                      ----------------------------
                                      June 30,1997   June 30, 1996
                                      ------------   -------------
Net interest income                      $15,297        $11,937
Provision for loan losses                  1,085            583
Other income                               3,583          2,651
Other expense                             12,267          8,696
                                         -------        -------
    Income before income
      taxes                              $ 5,528        $ 5,309
Applicable income taxes                    1,895          1,739
                                         -------        -------
 NET INCOME                              $ 3,633        $ 3,570
                                         =======        =======



Net income increased $63,000 or 1.76% to $3,633,000 for the six months ended June 30, 1997 as compared to $3,570,000 for the six months ended June 30, 1996. Net interest income of ABC and its subsidiaries increased 3,360,000, offset by an increase in provision for loan losses of $502,000 and an increase in all other net noninterest expense of $3,571,000.

COMPARISON OF BALANCE SHEETS

Total assets increased by $7.4 million, or 1.2%, to $642.5 million at June 30, 1997 from $635.0 million at December 31, 1996.

Total earning assets increased by $18.3 million, or 3.25%, to $581.2 million at June 30, 1997 from $562.9 million at December 31, 1996.

Total loans, net of the allowance for loan losses, increased by $28.7 million, or 6.7%, to $460.2 million at June 30, 1997 from $431.5 million at December 31, 1996.

Total deposits decreased by $5.0 million, or 1.00%, to $540.7 million at June 30, 1997 from $545.7 million at December 31, 1996. Approximately 13.5% and 14.9% of deposits were noninterest-bearing as of June 30, 1997 and December 31, 1996, respectively.

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

The allowance for loan losses was 1.5% and 1.6% of total loans outstanding at June 30, 1997 and December 31, 1996. Management considers the allowance for loan losses as of June 30, 1997 adequate to cover potential losses in the loan portfolio.

PART II.  OTHER INFORMATION


ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of the Shareholders of the Company was held on April 15, 1997. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares outstanding, net of 217,882 shares held for the treasury amounted to 5,396,561. A total of 3,133,490 shares were represented by shareholders in attendance or by proxy by a vote of 3,013,117 for, and 120,373 withholding authority, representing 96% in favor of the following directors elected to serve one year until the next annual meeting.

  Johnny W. Floyd            J. Raymond Fulp
  Kenneth J. Hunnicutt       Daniel B. Jeter
  Willard Lasseter           Bobby B. Lindsey
  Hal L. Lynch               John Mobley
  Eugene M. Vereen, Jr.      Doyle Weltzbarker
  Sidney J. Wooten           Henry C. Wortman

Joe Parker retired as a director of the Company.

By a vote of 2,793,001 for, 189,281 against, 30,835 abstaining, the shareholders approved an amendment to the Company by-laws to divide the Company's Board of Directors into three classes to serve staggered terms. By a vote of 2,977,050 for, 100,806 against, and 55,634 abstaining, the shareholders approved the adoption of the Company's 1997 incentive stock option plan for Kenneth J. Hunnicutt. By a vote of 2,958,499 for, 110,890 against, and 64,101 abstaining, the shareholders approved the adoption of the Company's Omnibus Stock Ownership and Long Term Incentive Plan for the officers and managerial employees. By a vote of 3,119,111 for, 3,293 against, and 11,086 abstaining, the shareholders approved the ratification of the appointment of Mauldin & Jenkins, LLC as the Company's independent accountants for the fiscal year ended December 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits - None.

B. ABC has filed a Report on Form 8-K, dated May 15, 1997, concerning the execution and delivery of an Agreement and Plan of Merger by ABC and Irwin Bankcorp, Inc., Ocilla, Georgia ("Irwin"). No financial information concerning ABC or Irwin was filed with such Form 8-K.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP


  8/11/97                         /s/ W. Edwin Lane, Jr.
-------------------               -----------------------------------
    DATE                          W. EDWIN LANE, JR.
                                  EXECUTIVE VICE PRESIDENT &
                                  CHIEF FINANCIAL OFFICER
                                  (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                  FINANCIAL/ACCOUNTING OFFICER)