Form 10-Q
period 1997-09-30
ABC BANCORP
filed 1997-11-10
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  September 30, 1997
                                       ------------------

                                      OR

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-16181
                                                 -------

                                  ABC BANCORP
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              GEORGIA                           58-1456434
        -------------------                 -------------------
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No-----
                                                --


There were 7,252,365 shares of Common Stock outstanding as of September 30, 1997.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item                                                         Page
-----                                                        ----
1.   Financial Statements

          Consolidated Balance Sheets                          3

          Consolidated Statements of Income                    4

          Consolidated Statements of Cash Flows                6

          Notes to Consolidated Financial Statements           7

2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       8



PART II - OTHER INFORMATION

3.  Submission of Matters to a Vote of
    Securities Holders                                         16

6.  Exhibits and Reports on Form 8-K                           16

    Signature                                                  17

                                       2

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

================================================================================

                                                                  Sept 30      Dec 31
                                                                   1997         1996
                                                                 --------     --------
Assets
------
Cash and due from banks                                          $ 30,446     $ 42,901
Federal funds sold                                                  2,560        8,620
Securities available for sale, at fair value                       97,396      103,276
Securities held to maturity, at cost                               32,206       31,990

Loans                                                             486,081      452,844
Less allowance for loan losses                                      7,395        7,273
                                                                 --------     --------
               Loans, net                                         478,686      445,571
                                                                 --------     --------

Premises and equipment, net                                        18,569       16,198
Other assets                                                       25,548       24,618
                                                                 --------     --------
                                                                 $685,411     $673,174
                                                                 --------     --------
Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest-bearing demand                                       78,277     $ 87,006
   Interest-bearing demand                                        120,542      125,255
   Savings                                                         48,757       45,269
   Time, $100,000 and over                                         85,910       82,535
   Other time                                                     249,443      237,840
                                                                 --------     --------
          Total deposits                                          582,929      577,905
Federal funds purchased & securities  sold under
     repurchase agreements                                          1,132          997
Other borrowings                                                   20,850       24,200
Other liabilities                                                  13,770        7,102
                                                                 --------     --------
          Total liabilities                                       618,681      610,204
                                                                 --------     --------

Stockholders' equity
  Common stock, par value $1;  15,000,000 shares authorized
   7,524,718 shares issued, respectively                            7,525        7,525
  Surplus                                                          29,677       29,574
  Retained earnings                                                30,952       27,483
  Unrealized gains (losses) on securities available for sale,
    net of taxes                                                      131          (57)
                                                                 --------     --------
                                                                   68,285       64,525
  Less cost of 272,353 shares acquired for the treasury            (1,555)      (1,555)
                                                                 --------     --------
          Total stockholders' equity                               66,730       62,970
                                                                 --------     --------
                                                                 $685,411     $673,174
                                                                 ========     ========

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (Dollars in Thousands)
                                  (Unaudited)

==============================================================================================
                                                                        1997           1996
                                                                      ----------   ----------
Interest income
  Interest and fees on loans                                          $   12,747   $   11,875
  Interest on taxable securities                                           1,648        1,717
  Interest on nontaxable securities                                          302          268
  Interest on deposits in other banks                                         83            0
  Interest on Federal funds sold                                              36          136
                                                                      ----------   ----------
                                                                          14,816       13,996
                                                                      ----------   ----------
Interest expense
  Interest on deposits                                                     6,268        5,688
  Interest on securities sold under repurchase
    agreements and other borrowings                                          476          618
                                                                      ----------   ----------
                                                                           6,744        6,306
                                                                      ----------   ----------

                 Net interest income                                       8,072        7,690
Provision for loan losses                                                    610          459
                                                                      ----------   ----------
                Net interest income after provision for loan losses        7,462        7,231
                                                                      ----------   ----------
Other income
  Service charges on deposit accounts                                      1,382        1,535
  Other service charges, commissions and fees                                544          220
  Other                                                                        8          187
                                                                      ----------   ----------
                                                                           1,934        1,942
                                                                      ----------   ----------
Other expense
  Salaries and employee benefits                                           3,800        3,313
  Equipment expense                                                          638          574
  Occupancy expense                                                          383          375
  Amortization of intangible assets                                          239          150
  Data processing fees                                                       138          777
  Directors fees                                                             160          143
  FDIC premiums                                                               62           36
  Other operating expenses                                                 1,724        1,031
                                                                      ----------   ----------
                                                                           7,144        6,399
                                                                      ----------   ----------

            Income before income taxes                                     2,252        2,774

Applicable income taxes                                                      724          923
                                                                      ----------   ----------
          Net income                                                  $    1,528   $    1,851
                                                                      ==========   ==========

Income per common share                                               $     0.21   $     0.26
                                                                      ==========   ==========
Average shares outstanding                                             7,252,365    7,252,365
                                                                      ==========   ==========

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (Dollars in Thousands)
                                  (Unaudited)

=============================================================================================
                                                                           1997        1996
                                                                      ----------   ----------
Interest income
  Interest and fees on loans                                          $   37,159   $   30,155
  Interest on taxable securities                                           5,158        4,512
  Interest on nontaxable securities                                          899          731
  Interest on deposits in other banks                                        144            0
  Interest on Federal funds sold                                             173          966
                                                                      ----------   ----------
                                                                          43,533       36,364
                                                                      ----------   ----------
Interest expense
  Interest on deposits                                                    17,973       15,088
  Interest on securities sold under repurchase
    agreements and other borrowings                                        1,365          831
                                                                      ----------   ----------
                                                                          19,338       15,919
                                                                      ----------   ----------
                 Net interest income                                      24,195       20,445
Provision for loan losses                                                  1,715        1,072
                                                                      ----------   ----------
                Net interest income after provision for loan losses       22,480       19,373
                                                                      ----------   ----------
Other income
  Service charges on deposit accounts                                      3,969        3,444
  Other service charges, commissions and fees                              1,439          926
  Other                                                                      234          358
                                                                      ----------   ----------
                                                                           5,642        4,728
                                                                      ----------   ----------
Other expense
  Salaries and employee benefits                                          10,845        8,336
  Equipment expense                                                        1,692        1,265
  Occupancy expense                                                        1,212        1,032
  Amortization of intangible assets                                          579          319
  Data processing fees                                                       360        1,134
  Directors fees                                                             464          363
  FDIC premiums                                                              194           93
  Other operating expenses                                                 4,674        3,118
                                                                      ----------   ----------
                                                                          20,020       15,660
                                                                      ----------   ----------
            Income before income taxes                                     8,102        8,441

Applicable income taxes                                                    2,691        2,733
                                                                      ----------   ----------
          Net income                                                  $    5,411   $    5,708
                                                                      ==========   ==========

Income per common share                                               $     0.75   $     0.82
                                                                      ==========   ==========
Average shares outstanding                                             7,252,365    6,934,879
                                                                      ==========   ==========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (Dollars in Thousands)
                                  (Unaudited)

====================================================================================
                                                                  1997         1996
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $  5,411    $  5,708
                                                                --------    --------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                $  1,050    $    986
    Provision for loan losses                                      1,715       1,072
    Amortization of intangible assets                                551         319
    Other prepaids, deferrals and accruals, net                    7,654      (3,580)
                                                                --------    --------
         Total adjustments                                        10,970      (1,203)
                                                                --------    --------

          Net cash provided by  operating activities              16,381       4,505
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities               15,855      31,806
  Purchase of investment securities                              (16,238)    (35,569)
  Proceeds from sales of securities available for sale             6,365       2,101
  (Increase)decrease in Federal funds sold                         6,060      44,785
  (Increase) decrease in loans                                   (34,830)    (51,156)
  Purchase of premises and equipment                              (3,421)     (2,363)
  Merger accounted for as a purchase                              (2,796)     (3,947)
                                                                --------    --------

          Net cash provided by (used in) investing activities    (29,005)    (14,343)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                              5,023     (20,276)
  Net increase (decrease) in repurchase agreements                   135
  Increase (decrease) in short-term borrowings                    (3,150)     30,794
  Proceeds from sale of stock of pooled subsidiary
  Dividends paid                                                  (1,942)     (1,179)
  Proceeds from exercise of stock options                            109
  Purchase of fractional shares                                       (6)         (6)
                                                                --------    --------

          Net cash provided by financing activities                  169       9,333
                                                                --------    --------

  Net decrease in cash and due from banks                       ($12,455)   ($   505)

  Cash and due from banks at beginning of period                  42,901      32,236
                                                                --------    --------

  Cash and due from banks at end of period                      $ 30,446    $ 31,731
                                                                ========    ========

See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

 --------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. All per share amounts have been adjusted to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend on shares outstanding as of April 15, 1997. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

          The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 1997 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 1997, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 1997, total capital increased $3.7 million to $66.7 million. This increase in capital resulted from the retention of net earnings of $3.5 million (after deducting dividends to shareholders of $1.9 million)and an increase of approximately $190,000 in unrealized gains on securities available for sale, net of taxes.

          At September 30, 1997, ABC had binding commitments for capital expenditures of approximately $360,000. The Company anticipates that approximately $900,000 will be required for capital expenditures during the remainder of 1997. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

Mergers and Acquisitions

          The results of operations for the nine months ended September 30, 1997 and 1996 include the operations of the five wholly-owned subsidiary banks held prior to 1996 and the operations of Central Bankshares, Inc., First National Financial Corporation, and M & F Financial Corporation, which were acquired in 1996 in transactions that were accounted for as poolings of interests. The results of operations for the nine months ended September 30,1997 and 1996, also include the operations of Southland Bancorporation ("Southland"), acquired June 21, 1996, which transaction was accounted for as a purchase.

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

On August 31, 1997, CSB acquired 100% of the equity of Irwin Bankcorp, Inc., Ocilla, Georgia. The acquisition was accounted for as a pooling of interests. Irwin had total assets of approximately $38 million, loans of approximately $17 million, deposits of approximately $31 million and equity of approximately $6 million. Irwin's wholly-owned subsidiary, The Bank of Ocilla, also became an extension of CSB.

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

Comparison of Statements of Income

     The net interest margin was 5.16% and 5.19% during the three months ended September 30, 1997 and 1996, respectively, a decrease of 3 basis points. The net interest margin was 5.30% and 5.23% during the nine months ended September 30, 1997 and 1996, respectively, an increase of 7 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income on a taxable-equivalent basis was $8.2 million as compared to $7.8 million during the three months ended September 30, 1997 and 1996, respectively, representing an increase of 5.13%. Net interest income on a taxable-equivalent basis was $24.7 million as compared to $20.8 million during the nine months ended September 30, 1997 and 1996, respectively, representing an increase of 18.8%. The net interest income on a taxable-equivalent basis during the nine months ended September 30, 1997 and 1996, includes approximately $4.2 million and $1.4 million, respectively, attributable to Southland.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $610,000 and $459,000 during the three months ended September 30, 1997 and 1996 and $1,715,000 and $1,072,000 during the nine months ended September 30, 1997 and 1996, respectively. The provision for loan losses during the nine months ended September 30, 1997 and 1996, includes approximately $280,000 and $77,000, respectively, attributable to Southland.

          Following is a comparison of noninterest income for the three and nine months ended September 30, 1997 and 1996 (dollars in thousands).

                                 Three Months Ended
                                 ------------------
                          September 1997      September 1996
                          --------------      --------------

Service charges on deposits  $1,382                $1,535
Other service charges,
 commissions & fees             544                   220
Other income                      8                   187
                             -------               ------
Total noninterest income
                             $1,934                $1,942
                             ======                ======


                                              Nine Months Ended
                                              -----------------
                                September 1997             September 1996
                                --------------             --------------
Service charges on deposits        $3,969                          $3,444
Other service charges,
 commissions & fees                 1,439                             926
Other income                          234                             358
                                   ------                          ------
Total noninterest income           $5,642                          $4,728
                                   ======                          ======

     Total noninterest income for the nine months ended September 30, 1997 was $914,000 higher than during the same period in 1996. Total noninterest income for the nine months ended September 30, 1997 and 1996, includes approximately $954,000 and $443,000, respectively, attributable to Southland.



     Following is an analysis of noninterest expense for the three and nine months ended September 30, 1997 and 1996 (dollars in thousands).




                                                Three Months Ended
                                                ------------------
                                   September 30, 1997   September 30, 1996
                                   -----------------   ------------------

Salaries and employee benefits      $ 3,800                 $3,313
Occupancy and equipment expense       1,021                    949
Deposit Insurance Premium                62                     36
Data processing fees                    138                    777
Other expense                         2,123                  1,324
                                    -------                 ------
Total noninterest expense           $ 7,144                 $6,399
                                    =======                 ======


                                                 Nine Months Ended
                                               ---------------------
                                   September 30, 1997      September 30, 1996
                                   -----------------       ------------------

Salaries and employee benefits      $10,845                   $8,336
Occupancy and equipment expense       2,904                    2,297
Deposit insurance premium               194                       93
Data processing fees                    360                    1,134
Other expense                         5,717                    3,800
                                    -------                  -------
Total noninterest expense           $20,020                  $15,660
                                    =======                  =======

     Total noninterest expense for the nine months ended September 30, 1997 was $4,360,000 higher than during the same period in 1996. Total noninterest expense for the nine months ended September 30, 1997 and 1996, includes approximately $3,320,000 and $1,160,000, respectively, attributable to Southland.

     Salaries and employee benefits for the nine months ended September 30, 1997, was $2,509,000 higher than during the same period in 1996. The increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and the addition of several employees by the parent company, including three senior executives.

     Deposit insurance premiums for the nine months ended September 30, 1997 was $101,000 higher than during the same period in 1996.

     Data processing fees for the nine months ended September 30, 1997 were $774,000 lower than during the same period in 1996. Other operating expense for the nine months ended September 30, 1997 increased $1,917,000 as compared to the same period in 1996.

     Following is a condensed summary of net income during the three and nine months ended September 30, 1997 and 1996 (dollars in thousands).

                                   Three Months Ended
                                   ------------------
               September 30, 1997         September 30, 1996
               ------------------         ------------------


Net interest income          $8,072          7,690
Provision for loan losses       610            459
Other income                  1,934          1,942
Other expense                 7,144          6,399
                              -----          -----
    Income before income
      taxes                   2,252          2,774
Applicable income taxes         724            923
                              -----          -----
 Net income                  $1,528         $1,851

                                 Nine Months Ended
                                 -----------------
                 September 30, 1997        September 30, 1996
                 -------------------       ------------------

Net interest income          $24,195           $20,445
Provision for loan losses      1,715             1,072
Other income                   5,642             4,728
Other expense                 20,020            15,660
                              ------            ------
    Income before income
      taxes                    8,102             8,441
Applicable income taxes        2,691             2,733
 Net income                   $5,411           $ 5,708
                              ======           =======

          Net income decreased $297,000 or 5.2% to $5,411,000 for the nine months ended September 30, 1997 as compared to $5,708,000 for the nine months ended September 30, 1996. Net interest income of ABC and its subsidiaries increased 3,750,000, offset by an increase in provision for loan losses of $643,000 and an increase in all other noninterest expense of $4,360,000.

Comparison of Balance Sheets

      Total assets increased by $12.6 million, or 1.87%, to $685.4 million at September 30, 1997 from $672.8 million at December 31, 1996.

      Total earning assets increased by $21.5 million, or 3.61%, to $618.2 million at September 30, 1997 from $596.7 million at December 31, 1996.

      Total loans, net of the allowance for loan losses, increased by $33.1 million, or 7.43%, to $478.7 million at September 30, 1997 from $445.6 million at December 31, 1996.

      Total deposits increased by $5.0 million, or .87%, to $582.9 million at September 30, 1997 from $577.9 million at December 31, 1996. Approximately 13.43% and 15.06% of deposits were noninterest-bearing as of September 30, 1997 and December 31, 1996, respectively.

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

      The allowance for loan losses was 1.52% and 1.65% of total loans outstanding at September 30, 1997 and December 31, 1996. Management considers the allowance for loan losses as of September 30, 1997 adequate to cover potential losses in the loan portfolio.

Part II.                   Other Information


Item 3.                    Submission of Matters to a Vote of Securities Holders

                           There were no matters submitted to a vote of
securities holders during the quarter ended September 30, 1997.



Item 6.               Exhibits and Reports on Form 8-K


A.   Exhibits

          Exhibits 27.1                    Financial Data Schedule

B. During the quarterly period ended September 30, 1997, ABC filed a Current Report on Form 8-K dated July 30, 1997. Such Current Report, which was filed under Item 5 of Form 8-K, reported the resignation of the Company's Executive Vice President, Chief Operating Officer and Director effective September 15, 1997.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP



-------------------        ------------------------------------
       DATE                W. EDWIN LANE, JR.
                           EXECUTIVE VICE PRESIDENT &
                           CHIEF FINANCIAL OFFICER
                           (Duly authorized officer and principal
                           financial/accounting officer)