Form 10-K405
period 1997-12-31
ABC BANCORP
filed 1998-03-25
CIK 351569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1997

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

                      Common Stock, Par Value $1 Per Share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes    X     No  _________
             --------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1998, registrant had outstanding 7,252,365 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $110,391,000.

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

                                     PART I


ITEM 1.    BUSINESS OF THE COMPANY AND SUBSIDIARY BANKS

           ABC Bancorp ("ABC" or the "Company") was organized as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, in 1981 (the"BHCA"), and the bank holding company laws of Georgia.

           The Company provides, through its commercial bank subsidiaries described below sometimes (hereinafter referred to as the "Subsidiary Banks" or the "Banks", banking services to individuals and businesses in southwestern and southcentral Georgia and southeastern Alabama. The Company's executive office is located at 310 First Street, S.E., Moultrie, Georgia 31768, and its telephone number is (912) 890-1111. As a registered bank holding company, the Company is subject to the applicable provisions of the BHCA and the Georgia Bank Holding Company Act, as well as to supervision by the Board of Governors of the Federal Reserve System and the State of Georgia Department of Banking and Finance.

           The Company's primary business as a bank holding company is to manage the business and affairs of the Banks. The Banks provide a broad range of retail and commercial banking services to its customers, including checking, savings, NOW and money market accounts and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles, credit cards; letters of credit; trust services; discount brokerage services; through a correspondent bank; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers and automated teller machines. The Company maintains a diversified loan portfolio and makes no foreign or energy-related loans.

           While the Company has decentralized certain of its management responsibilities, it maintains efficient centralized operating systems. As a result, corporate policy, strategy and certain administrative policies are established by the Board of Directors of the Company, while lending and community-specific marketing decisions are made primarily by each Bank to allow it to respond to differing needs and demands of its own market. Data processing functions are centralized in the Company's data processing division located in Moultrie, Georgia. Within this framework, the Banks focus on providing personalized services and quality products to their customers to meet the needs of the communities they serve. The Company's objective is to establish itself as a major financial institution in south Georgia and southeast Alabama. Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy.

           As a bank holding company, ABC performs central data processing functions, purchasing functions and other common functions and provides certain management services for its subsidiaries. Normal banking services are conducted by its nine wholly-owned bank subsidiaries.

AMERICAN BANKING COMPANY

           American Banking Company ("American Bank") was incorporated on August 3, 1971 and operates a full-service banking business in Moultrie, Colquitt County, Georgia, providing such banking services as checking and savings accounts, various other types of time deposits and money transfers. As of December 31, 1997, American Bank ranked as the second of three banks in Colquitt County on the basis of total deposits.

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

           At December 31, 1997, American Bank had correspondent relationships with twelve other commercial banks in Georgia. American Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to American Bank such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, American Bank maintains certain balances with its correspondents in noninterest-bearing accounts.


Heritage Community Bank (Formerly The Bank of QUITMAN)

           Heritage Community Bank ("Heritage Bank") was founded on December 26, 1888, and operates a full-service banking business in the city of Quitman and Brooks County, Georgia. In 1997, The Bank of Quitman changed its name to Heritage Community Bank. On December 31, 1997, Heritage Bank ranked as the largest of four banks in Brooks County on the basis of total deposits.

           Among the services provided by Heritage Bank are checking accounts and savings accounts, certificates of deposit and money transfers. Heritage Bank finances a variety of agricultural, commercial and consumer transactions and also makes secured and unsecured loans, including loans secured by real estate, to individuals, firms and corporations and purchases installment obligations from retailers without recourse. Quitman Bank also offers several credit card products to its customers. Heritage Bank does not conduct trust activities.

           As of December 31, 1997, Heritage Bank had correspondent relationships with seven other commercial banks. Heritage Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to Heritage Bank such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, Heritage Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

Bank of Thomas County

           The Bank of Thomas County ("Thomas Bank") was incorporated in 1911 and operates a full service banking business in the cities of Coolidge and Thomasville and Thomas County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1997, Thomas Bank ranked as the sixth largest of eight banks in Thomas County on the basis of total deposits.

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

           At December 31, 1997, Thomas Bank had a correspondent relationship with three other commercial banks. Thomas Bank's principal correspondent bank is
SunTrust Bank, Atlanta, Georgia.   These correspondent banks provide certain
services to Thomas Bank, such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Thomas Bank maintains certain balances with its correspondents in noninterest-bearing accounts.


CITIZENS SECURITY BANK (FORMERLY THE CITIZENS BANK OF TIFTON)

           Citizens Security Bank ("Security Bank") was incorporated in 1945 and operates a full service banking business in the city of Tifton and Tift County, the city of Ocilla and Irwin County, and the city of Douglas and Coffee County Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1997, Security Bank ranked as the third largest of six banks in Tift County on the basis of total deposits.

           As a result acquisitions completed during 1997, Security Bank now has a full service branches in the cities of Ocilla and Douglas, Georgia.

           Security Bank finances commercial, agricultural and consumer transactions and makes and services both secured and unsecured loans to individuals, firms and corporations. Security Bank also offers several credit card products to its customers. Security Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Security Bank does not conduct trust activities.

           At December 31, 1997, Security Bank had correspondent relationships with seven other commercial banks. Security Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to Security Bank, such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Security Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

CAIRO BANKING COMPANY

           Cairo Banking Company ("Cairo Bank") was incorporated in 1900 and operates a full-service banking business in the city of Cairo and Grady County and Thomas County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1997, Cairo Bank ranked as the second largest of five banks in Grady County on the basis of total deposits.

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

           At December 31, 1997, Cairo Bank had correspondent relationships with
five other commercial banks.   Cairo Bank's principal correspondent is The
Bankers Bank, Atlanta, Georgia. These correspondent banks provide certain services to Cairo Bank, such as processing checks and other items, buying and selling Federal funds, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Cairo Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

SOUTHLAND BANK

           Southland Bank opened in 1887 through its predecessor, Clayton Banking Company (now a branch of Southland Bank). The Abbeville branch was opened in 1983, followed by the Headland branch in 1984. The main office is located in Dothan, Alabama. Southland Bank's branches are located in the Alabama cities of Abbeville, Clayton, Eufaula and Headland.

           All Southland Bank locations offer full service banking including checking and savings accounts, various types of time deposits and money transfers. Southland Bank offers agricultural, commercial, consumer and real estate lending on both secured and unsecured basis to individuals, businesses and corporations. Southland Bank also provides mortgage loan production and full brokerage capabilities through PFIC Securities. Southland Bank is also a Certified SBA Lender.

           As of December 31, 1997, Southland Bank had correspondent relationships with Federal Home Loan Bank of Atlanta (FHLB), SunTrust Bank, Atlanta, Georgia and Compass Bank, with the principal correspondent being the FHLB. These corespondent banks provide certain services to Southland Bank such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, Southland Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

CENTRAL BANK & TRUST

           Central Bank & Trust ("Central Bank") was incorporated in 1986 and operates a full-service banking business in the city of Cordele and Crisp County, Georgia, providing such banking services as checking and savings accounts, other types of time deposit and money transfers. As of December 31, 1997, Central Bank was ranked as the smallest of the three banks in Crisp County on the basis of total deposits.

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

           At December 31, 1997, Central Bank had correspondent relationships with four other commercial banks. Central Bank's principal correspondent is The Bankers Bank, Atlanta, Georgia. These correspondent banks provide certain services to Central Bank, such as processing checks and other items, buying and selling Federal funds, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, Central Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

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

           At December 31, 1997, First National Bank maintained correspondent relationships with six commercial banks. First National Bank's principal correspondent bank is The Bankers Bank, Atlanta, Georgia. These correspondent banks provide certain services to First National Bank such as clearing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items. As compensation for these services, First National Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

MERCHANTS & FARMERS BANK

           Merchants & Farmers Bank ("M & F Bank") was incorporated on September 24, 1925, and operates a full service banking business in the city of Donalsonville and Seminole County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1997, M & F Bank was the smallest of the three commercial banks in Seminole County on the basis of total deposits.

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

           At December 31, 1997, M & F Bank had corresponding relationships with five other banks. M & F Bank's primary correspondent bank is The Bankers Bank, Atlanta, Georgia. These correspondent banks provide certain services to M & F Bank, such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, M & F Bank pays analysis charges based on services rendered.

MARKET AREA AND COMPETITION

           The Company's market area is located in South Georgia and Southeastern Alabama. The Banks' main offices are located in the southern Georgia cities of Moultrie, Quitman, Thomasville, Tifton, Cairo, Cordele, Albany and Donalsonville, and the southern Alabama cities of Abbeville, Clayton, Dothan, Eufaula and Headland. The Banks have a total of 27 offices located in either the cities or counties in which the main offices are located, or in smaller cities nearby.

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

           Management expects that competition will become more intense in the future due to changes in state and Federal laws and regulations and the entry of additional bank and nonbank competitors. See "Supervision and Regulation".

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

           The Company actively markets its services to qualified lending customers in both the commercial and consumer sectors. The Company's commercial lending officers actively solicit the business of new companies entering the market as well as longstanding members of that market's business community. Through personalized professional service and competitive pricing, the Company has been successful in attracting new commercial lending customers. At the same time, the Company actively advertises its consumer loan products and continually seeks to make its lending officers more accessible.

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

           Agricultural Loans. The Company classifies loans as agricultural loans if such loans are made for crop production expenses or to finance the purchase of farm-related equipment. Agricultural loans typically involve significant seasonal fluctuations in principal amounts. Although the Company typically looks to an agricultural borrower's cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance or a mortgage on real estate. In addition, a portion of the Company's agricultural loans are guaranteed by the FmHA Guaranteed Loan Program, described below. Agricultural loans are made with the Company's loan documentation in accordance with the Company's lending policies and are serviced by the Company's loan officers who visit the borrowers at least three times during the growing season to re-evaluate the loan in light of the borrowers' updated cash flows projections. See "Lending Policy." The Company maintains average crop production yield statistics on its agricultural borrowers which allows the Company to more accurately evaluate the borrowers' cash flow projections. In order to minimize the risk of fluctuating commodity prices, the Company encourages its agricultural borrowers to forward contract for the sale of their crops.

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

Investment Activities

           The Company's investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, the Banks may invest in Federal, state and municipal obligations, public housing authority bonds, industrial development revenue bonds and Government National Mortgage Association ("GNMA") securities. The Banks' investments must satisfy certain investment quality criteria. The Bank's investments must be rated at least "Baa" by Moody's or "BAA" by Standard and Poor's. Securities rated below "A" are periodically reviewed for creditworthiness. The Banks may purchase non-rated municipal bonds only if the issuer of such bonds is located in a Bank's general market area and such bonds are determined by the purchasing Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the Company's market area and if the bonds are considered to possess a high degree of credit soundness. The Banks typically have not purchased a significant amount of GNMA securities, which normally have higher yields than the Banks' other investments.

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

PROPERTIES

          The table below sets forth the location, size and other information with respect to the Company's real properties. All properties are owned by the Company or the Subsidiary Banks and are unencumbered.

                                                                                                                 APPROXIMATE
                                                                                                                    SQUARE
                         Offices                                                       Used By                     Footage
----------------------------------------------------------                      ------------------------       ------------------
310 First Street, S.E., Moultrie, GA                                            ABC Bancorp                               7,000
225 South Main Street, Moultrie, GA                                             American Bank                             9,000
1707 First Avenue, S.E., Moultrie, GA                                           American Bank                             5,500
137 Broad Street, Doerun, GA                                                    American Bank                             3,860
1000 West Screven Street, Quitman, GA                                           Heritage Bank                            11,530
Eastern Brooks County, GA                                                       Heritage Bank                             1,100
529 Pine Avenue, Coolidge, GA                                                   Thomas Bank                               4,000
111 E. Eighth Street, Tifton, GA                                                Security Bank                            11,700
804 W. Second Street, Tifton, GA                                                Security Bank                             2,000
301 South Irwin Avenue, Ocilla, GA                                              Security Bank                            10,000
100 South Pearle Avenue, Douglas, GA                                            Security Bank                             3,100
201 South Broad Street, Cairo, GA                                               Cairo Bank                               10,000
Hwy. 84 Drive-in, Cairo, GA                                                     Cairo Bank                                1,000
12 East Depot Street, Meigs, GA                                                 Cairo Bank                                2,700
2484 East Pinetree Boulevard, Thomasville, GA                                   Thomas Bank                               4,800
3299 Ross Clark Circle, Dothan, AL                                              Southland Bank                           21,918
3090 Ross Clark Circle, Dothan, AL                                              Southland Bank                              419
1817 S. Oates St., Dothan, AL                                                   Southland Bank                            2,500
204 Kirkland St., Abbeville, AL                                                 Southland Bank                            5,300
33 Eufaula St., Clayton, AL                                                     Southland Bank                            4,500
1094 S. Eufaula Ave., Eufaula, AL                                               Southland Bank                            2,240
208 Main St., Headland, AL                                                      Southland Bank                            2,037
502 Second Street South, Cordele, GA                                            Central Bank                              5,800
1302 Sixteenth Avenue East, Cordele, GA                                         Central Bank                                300
2627 Dawson Road, Albany, GA                                                    First National Bank                       8,750
1607 U.S. Highway 19 South, Leesburg, GA                                        First National Bank                       7,000
109 W. Third St., Donalsonville, GA                                             M & F Bank                                8,800
Hwy 374 and 253, Donalsonville, GA                                              M & F Bank                                  840

EMPLOYEES

          At December 31, 1997, ABC and its subsidiaries employed 376 full-time employees and 33 part-time employees. ABC considers its relationship with its employees to be excellent.

          ABC has adopted a simplified employee pension plan covering substantially all employees. The Company and the Banks made contributions for all eligible employees in 1997. ABC also maintains a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia and southeast Alabama. The Company's employees are not represented by any collective bargaining group.

                          SUPERVISION AND REGULATION

GENERAL

          As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board (the "FRB") and the Georgia Department of Banking and Finance (the "DBF"). The Subsidiary Banks are subject to supervision and examination by applicable state and Federal banking agencies, including the FRB, the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the DBF and the State of Alabama Department of Banking. The Subsidiary Banks are also subject to various requirements and restrictions under Federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

          The BHCA requires every bank holding company to obtain the prior approval of the FRB before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the FRB, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the FRB has determined by regulation or order to be closely related to banking are: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) making or servicing loans and certain types of leases; (iii) performing certain data processing services; (iv) acting as fiduciary or investment or financial advisor; (v) providing discount brokerage services; (vi) underwriting bank eligible securities; (vii) underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and (viii) making investments in corporations or projects designed primarily to promote community welfare.

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

          Retained earnings of the Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $5 million as of December 31, 1997.

          In addition, the Banks are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, ABC. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

          The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulatins adopted by the FRB, the FRB may prohibit a bank holding company from paying any didivends if one or more of the holding company's bank subsidiaries are classified as "undercapitalized".

          Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would continue an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

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

          Section 38 to the Federal Deposit Insurance Act, as revised in December 1992, implements the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with less amounts of capital.

          Under the regulations of the FDIC implementing the prompt corrective action provisions of the FDIC Act, financial institutions are placed in the following five categories based upon capitalization ratios: (i) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (ii) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (iii) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (iv) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

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

          All insured institutions regardless of their level of capitalization are prohibited by the FDIC Act from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

          Under the FDIC's regulations, all of the Subsidiary Banks are "well capitalized" institutions.

          The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

          The leverage ratio adopted by the OCC requires a minimum Leverage Ratio of 3% for national banks rated composite 1 under the CAMEL rating system for banks. National banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum Leverage Ratio of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier I Capital generally consists of common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income, except that no intangibles and certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

          The risk-based capital requirements established by the OCC's regulations require national banks to maintain Total Capital equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, Total Capital means Tier 1 Capital plus "Tier 2 Capital", provided that the amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

          The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be qualified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimum interest rate risk would be exempt from the rule unless otherwise determined by the OCC. The Company has not determined what effect, if any, the OCC's proposed interest rate risk component would have on the Company's national bank subsidiary's capital if adopted as proposed.

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

          Under the Financial Institutions Reform, Recovery and Enforcement Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default".
"Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulator assistance. The FDIC's claim for damages is superior to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

FDIC INSURANCE ASSESSMENTS

          The Subsidiary Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). Since 1989, the annual FDIC deposit insurance assessments increased from $.083 per $100 of deposits to a minimum level of $.23 per $100 of deposits, an increase of 177%. The FDIC implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best over condition) to as much as $.31 per $100 of deposits for the less healthy institutions, for an average $.259 per $100 of deposits.

          On August 8, 1995, the FDIC lowered the BIF premium for "healthy" banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On November 14, 1995, the FDIC again lowered the BIF premium for "healthy" banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, the Subsidiary Banks paid only the legally required annual minimum payment of $10,000 per year for insurance as of January 1997.

          On September 30, 1996, the President signed the Deposit Insurance Fund Act of 1996 ("DIFA") which was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA provides that the FDIC may not set semi-annual assessments with respect to the BIF in excess of the amount needed to maintain the 1.25% designated reserve ratio or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated reserve ratio. In addition, DIFA mandates the merger of BIF and the Savings Association Insurance Fund (the "SAIF"), effective January 1, 1999, only if no insured depository institution is a savings association on that date. The combined deposit insurance fund would be called the "deposit insurance fund" or "DIF".

          DIFA also imposes assessments against both SAFI and BIF deposits to avoid predicted default on the bonds issued by the Financing Corporation ("FICO"), which is predicted to occur as early as 1998, as deposits in savings institutions continue to decline. DIFA amends the Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. The assessment imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a range equal to one-fifth of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-asssessable deposit (approximately 6.7 basis points). The FICO assessment for 1996 was paid entirely by SAIF-insured institutions, but BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 1999, or the date as of which the last savings association ceases to exist.

RECENT LEGISLATIVE AND REGULATORY ACTION

          On April 19,1995, the four Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulations contains three evaluation tests:
(i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals; (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures were schedule to begin for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. Until the regulators release guidelines for examiners that interpret the rules, it is unclear what effect, if any, these regulations will have on ABC and the Subsidiary Banks. Congress and various Federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Nearly all of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

          On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amended Federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and to permit any interstate bank holding company to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or, alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Act.

          The Federal Interstate Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Federal Interstate Act also requires the appropriate Federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interestate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

          Other legislative proposals are pending before Congress, the effect of which would reform the Glass-Steagall Act to allow banks and bank holding companies to engage in additional types of non-banking activities as well as effect regulatory relief for financial institutions. The regulatory relief provisions contained in several bills would, if enacted, eliminate or reduce and simplify disclosures and reporting requirements contained in current statues and regulations. The likelihood of enactment of any of the pending or proposed legislation is unknown.

          In February 1996, Georgia adopted the "Georgia Interstate Branching Act," which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branch banks on a limited basis between July 1, 1996 and June 30, 1998. Beginning July 1, 1998, the number of de novo bank branches which may be established will no longer be limited.

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

FEDERAL HOME LOAN BANK SYSTEM

          Certain of the Subsidiary Banks have correspondent relationships with the Federal Home Loan Bank of Atlanta ("FHLB Atlanta"), which is one of 12 regional Federal Home Loan Banks ("FHLBs") that administer the home financing credit function of savings companies. Each FHLB serves as a reserve or central bank for its members within its assigned region. FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans to members (i.e., advances) in accordance with policies and procedures, established by the Board of Directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

          FHLB Atlanta provides certain services to certain Subsidiary Banks such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, such Subsidiary Banks maintain certain balances with FHLB Atlanta in noninterest-bearing accounts.

          Under Federal law, the FHLBs are required to provide funds for the resolution of troubled savings companies and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

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


ITEM 3.   LEGAL PROCEEDINGS

          Neither the Company nor any of its subsidiary banks is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Banks, nor, to the knowledge of the management of the Company, are any such proceedings contemplated or threatened against the Company or its subsidiaries.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

ITEM 4.5  EXECUTIVE OFFICERS

          The following table sets forth certain information with respect to the executive officers of the Company.


         NAME, AGE AND                   POSITION WITH THE                   PRINCIPAL OCCUPATION FOR THE LAST FIVE YEARS
        Term AS OFFICER                      REGISTRANT                                and Other Directorships
-------------------------------     ---------------------------      ------------------------------------------------------------
Kenneth J. Hunnicutt; 62;            President, Chief                Chief Executive Officer of ABC Bancorp since 1994 and
 Officer since 1981                  Executive Officer and           President since 1981.   Mr. Hunnicutt served as Senior
                                     Director                        President of American Bank from 1989 to 1991 and as
                                                                     President of American Bank from 1975 to 1989 and
                                                                     currently serves as a director of each of the Company's
                                                                     subsidiary banks.


W. Edwin Lane, Jr; 44:               Executive Vice President        Executive Vice President and Chief Financial Officer of
 Officer since January 1, 1995       and Chief Financial             ABC Bancorp since January 1, 1995. Mr. Lane served as
                                     Officer                         Controller of First Liberty Bank, Macon, Georgia from
                                                                     August 1992 to December 1994. Mr. Lane was associated
                                                                     with Mauldin & Jenkins, Certified Public Accountants,
                                                                     from 1985 to 1992, where he served as an audit manager
                                                                     from 1989 to 1992.

          Officers serve at the discretion of the Board of Directors.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The following table sets forth: (a) the high and low bid prices for the common stock as quoted on Nasdaq-NMS during 1996 and 1997; and (b) the amount of quarterly dividends declared on the common stock during the periods indicated.

                                                                                                           CASH
                     CALENDAR PERIOD                                           BID PRICES                DIVIDENDS
            --------------------------------                     ----------------------------------
                        1996                                          LOW                HIGH            DECLARED
            --------------------------------                     ---------------    ---------------    ---------------
              First quarter                                        $      11.250      $       12.00      $         .08
              Second quarter                                              11.250              15.00                .08
              Third quarter                                               14.250              15.75                .08
              Fourth quarter                                              13.375              15.75                .08

                                                                                                           CASH
                     CALENDAR PERIOD                                           BID PRICES                DIVIDENDS
            --------------------------------                     ----------------------------------
                       1997                                          LOW                HIGH             DECLARED
            --------------------------------                     ---------------    ---------------    ---------------
              First quarter                                        $      13.375      $      16.375      $         .08
              Second quarter                                              15.500             17.250                .10
              Third quarter                                               16.000             17.375                .10
              Fourth quarter                                              15.625             19.875                .10


(b) As of March 1, 1998, there were approximately 7,750 holders of record of the Common Stock.

(c) The Company paid an annual dividend on its Common Stock of $.38 and $.32 per share for fiscal years 1997 and 1996, respectively.

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

                                                                          YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                       1997           1996           1995           1994           1993
                                                ------------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                ------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA:
 Total assets                                     $  691,886     $  673,162     $  531,243     $  464,084     $  426,380
 Total loans                                         490,244        452,844        319,471        285,575        246,480
 Total deposits                                      600,711        577,905        466,317        409,645        378,303
 Investment securities                               123,219        135,266        101,695         96,200         94,181
 Shareholders' equity                                 68,153         62,970         51,955         45,753         34,631

SELECTED INCOME STATEMENT DATA:
 Interest income                                  $   58,668     $   50,586     $   40,951     $   33,021     $   30,315
 Interest expense                                     25,969         22,324         17,367         12,717         12,199
                                                ------------     ----------     ----------     ----------     ----------
   Net interest income                                32,699         28,262         23,584         20,304         18,116

 Provision for loan losses                             2,731          1,919          1,241            988          1,621
 Other income                                          7,736          6,532          4,904          4,466          4,212
 Other expenses                                       27,139         22,878         18,127         17,072         15,868
                                                ------------     ----------     ----------     ----------     ----------
 Income before tax                                    10,565          9,997          9,120          6,710          4,839
 Income tax expense                                    3,119          2,839          2,752          1,945          1,190
                                                ------------     ----------     ----------     ----------     ----------
   Net income before minority interest
       and cumulative effect                           7,446          7,158          6,368          4,765          3,649
 Minority interest                                         -              -              -              -             76
                                                ------------     ----------     ----------     ----------     ----------
   Net income before cumulative effect                 7,446          7,158          6,368          4,765          3,573
 Cumulative effect                                         -              -              -              -            551
                                                ------------     ----------     ----------     ----------     ----------
       Net income                                 $    7,446     $    7,158     $    6,368     $    4,765     $    4,124
                                                ============     ==========     ==========     ==========     ==========

PER SHARE DATA:
 Net income before cumulative effect              $     1.03     $     1.01     $     0.95     $     0.76     $     0.61
 Net income - basic                                     1.03           1.01           0.95           0.76           0.71
 Net income - diluted                                   1.02           1.01           0.95           0.76           0.70
 Book value                                             9.40           8.69           7.76           6.87           5.85
 Tangible book value                                    8.12           7.69           7.40           6.46           5.34
 Dividends                                              0.38           0.32           0.28           0.23           0.23

PROFITABILITY RATIOS:
 Net income to average total assets                     1.10%          1.21%          1.34%          1.11%          1.02%
 Net income to average stockholders'
   equity                                              11.35          12.19          13.01          12.83          12.32
 Net interest margin                                    5.37           5.24           5.43           5.14           4.95

                                                                              YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                         1997            1996           1995            1994            1993
                                                     ------------    ------------    -----------    ------------    ------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     ---------------------------------------------------------------------------
LOAN QUALITY RATIOS:
 Net charge-offs to total loans                              0.48%           0.39%          0.16%           0.25%           0.73%
 Reserve for loan losses to total loans
   and OREO                                                  1.55            1.60           1.84            1.81            1.98
 Nonperforming assets to total loans
   and OREO                                                  2.41            1.39           1.08            1.50            1.91
 Reserve for loan losses to
   nonperforming loans                                      75.86          135.34         215.91          124.53          129.58
 Reserve for loan losses to total
   nonperforming assets                                     64.38          115.59         170.68          120.97          103.49

LIQUIDITY RATIOS:
 Loans to total deposits                                    81.61%          78.36%         68.51%          69.71%          65.15%
 Loans to average earnings assets                           80.45           84.04          73.53           72.32           67.36
 Noninterest-bearing deposits to
   total deposits                                           15.00           15.06          17.56           17.14           14.70
CAPITAL ADEQUACY RATIOS:
 Common stockholders' equity to
   total assets                                              9.85%           9.35%          9.78%           9.86%           8.12%
 Total stockholders' equity to total assets                  9.85            9.35           9.78            9.86            8.12
 Dividend payout ratio                                      36.89           31.68          29.47           30.26           32.39

SELECTED QUARTERLY FINANCIAL DATA:

                                                            QUARTERS ENDED DECEMBER 31, 1997
                                       ------------------------------------------------------------------------
                                              4                  3                  2                  1
                                       ---------------    ---------------    ---------------    ---------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       ------------------------------------------------------------------------
SELECTED INCOME STATEMENT DATA:

 Interest income                         $      14,990      $      14,858      $      14,570      $      14,231

 Net interest income                             8,397              8,107              8,125              8,070

 Net income                                      2,037              1,528              2,022              1,859

PER SHARE DATA:

 Net income - basic                               0.28               0.21               0.28               0.26

 Net income - diluted                             0.28               0.20               0.28               0.25

 Dividends                                        0.10               0.10               0.10               0.08

                                                            QUARTERS ENDED DECEMBER 31, 1996
                                       ------------------------------------------------------------------------
                                              4                  3                  2                  1
                                       ---------------    ---------------    ---------------    ---------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       ------------------------------------------------------------------------
SELECTED INCOME STATEMENT DATA:

 Interest income                         $      14,204      $      14,005      $      11,555      $      10,822

 Net interest income                             7,864              7,675              6,679              6,044

 Net income                                      1,549              1,807              1,979              1,823

PER SHARE DATA:

 Net income - basic                               0.21               0.25               0.28               0.27

 Net income - diluted                             0.21               0.25               0.28               0.27

 Dividends                                        0.08               0.08               0.08               0.08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

          The Company's 1997 Annual Report contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated result will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Company; state and Federal banking regulations; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K. The words "believe", "expect", "anticipate", "project", and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Company's current and subsequent filings with the Securities and Exchange Commission.

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

          The results of operations for the years ended December 31, 1997, 1996 and 1995 include the operations of Central Bank, First National Bank and M & F Bank which were acquired in 1996 and accounted for as poolings of interest and the operations of Irwin Bankcorp, Inc. which was acquired in 1997 and accounted for as a pooling of interest. The results of operations for the year ended December 31, 1996 also include the operations of Southland Bank since June 21, 1996, the date of its acquisition, which transaction was accounted for as a purchase. Because the acquisition of Southland Bank was accounted for as a purchase transaction, significant amounts of increases in average balances and income and expense data are attributable to the inclusion of the operations of Southland Bank from June 21, 1996, whereas no operations of Southland Bank have been included in the consolidated financial data for 1995.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

          The net interest margin increased 13 basis points or 2.43% to 5.47% in 1997 as compared to 5.34% in 1996. This increase in net interest margin resulted from an increase of 23 basis points in average yield earned on interest-earning assets accompanied by an increase of 6 basis points in average rate paid on interest-bearing liabilities. Interest earned on loans decreased 6 basis points; interest earned on Federal funds sold increased 75 basis points; interest earned on securities, including interest-bearing deposits in banks increased 18 basis points; while interest paid on interest-bearing liabilities increased 6 basis points. Net interest income on a taxable-equivalent basis was $33,320,000 in 1997 as compared to $28,790,000 in 1996, representing an increase of $4,530,000 or 15.73%. Net interest income on a taxable-equivalent basis was $28,790,000 in 1996 as compared to $24,063,000 in 1995, representing an increase of $4,727,000 or 19.64%. Taxable-equivalent net interest income of Southland Bank accounted for $2,782,000 or approximately 59% of the total increase in net interest income in 1996. Net interest margin decreased 3.61% to 5.34% in 1996 from 5.54% in 1995 on an increase of 24.03% in average interest-earning assets and an increase of 26.62% in average interest-bearing liabilities. Interest earned on average interest-earning assets decreased 5 basis points to 9.49% in 1996 as compared to 9.54% in 1995, while interest paid on interest-bearing liabilities increased 7 basis points to 4.88% in 1996 compared to 4.81% in 1995.

          Average interest-earning assets increased $70,659,000 or 13.11% to $609,500,000 in 1997 from $538,841,000 in 1996. Average loans increased
$79,225,000; average investments, including interest-bearing deposits in banks increased $10,704,000; while average Federal funds sold decreased $19,270,000. The increase in average interest-earning assets was funded by an increase in average deposits of $73,336,000 or 14.59% to $575,979,000 in 1997 from
$502,643,000 in 1996. By comparison, average interest-earning assets increased $104,389,000 or 24.03% to $538,841,000 in 1996 from $434,452,000 in 1995.
Average interest-earning assets of Southland Bank accounted for $58,454,000 or 56% of the total increase in average interest-earning assets in 1996. The increase in average interest-earning assets in 1996 was funded by an increase if average deposits of $89,008,000, or 21.52%. Average deposits of Southland Bank accounted for $49,406,000 or approximately 56% of the total increase in average deposits in 1996. In 1997 and 1996, approximately 14% of the average deposits were noninterest-bearing deposits.

          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

          The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $2,731,000 in 1997, $1,919,000 in 1996 and $1,241,000 in 1995. The
increase in the provision for loan losses in 1997 of $812,000, or 42.31%, as compared with 1996 was accompanied by an increase of 8.26% in total loans in 1997 and an increase in the allowance for loan losses of 4.87%. The allowance for loan losses increased $354,000 to $7,627,000 at December 31, 1997 from $7,273,000 at December 31, 1996. Net charge-offs represented 87.04% of the provision for loan losses in 1997 as compared to 91.04% in 1996. The loan charge-offs for 1997 represented .50% of average loans outstanding during the year as compared to .44% for 1996 and .17% for 1995. At December 31, 1997, the allowance for loan losses was 1.56% of total loans outstanding as compared to an allowance for loan losses of 1.61% of total loans outstanding at December 31, 1996 and 1.84% of total loans outstanding at December 31, 1995. The allowance for loan losses increased $1,383,000 to $7,273,000 in 1996 from $5,890,000 in
1995. The addition of $1,211,000 to the allowance for loan losses upon acquisition of Southland Bank accounted for the major portion of the increase in the allowance. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the consolidated loan portfolio.

          Although management believes that the consolidated allowance for loan losses was adequate to cover losses in the consolidated loan portfolio at December 31, 1997, economic conditions have developed in the first quarter of 1998 that will require additions of $850,000 to $1,300,000 to the allowance for loan losses to cover possible losses associated with certain loans. Management is carefully monitoring the economic conditions, the collateral associated with selected loans and the ability of the customers to repay specific loans in accordance with the negotiated loan agreements. The additions to the allowance for loan losses required to cover potential losses will be recorded on the books of the related subsidiary banks in the first quarter of 1998.

          Average total assets increased $86,204,000 or 14.61% to $676,581,000 in 1997 as compared to $590,377,000 in 1996. The increase in average total assets was accompanied by an increase in average deposits of $73,336,000 or 14.59%. Average total assets increased $113,588,000 or 23.82% to $590,377,000 in
1996 as compared to $476,789,000 in 1995. Average total assets of Southland Bank accounted for $66,295,000 or approximately 58% of the increase in average total assets. The increase in average total assets was accompanied by an increase in average total deposits of $89,008,000 or 21.52% to $502,643,000 in 1996 from
$413,635,000 in 1995. Average total deposits of Southland Bank accounted for $49,406,000 or approximately 56% of the increase in average total deposits

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed only to U.S. Dollar interest rate changes and, accordingly, the Company manages exposure by considering possible changes in net interest margin. The Company does not have any trading instruments, nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activities or invest in any derivative instruments with a higher degree of risk than mortgage backed securities, which are commonly pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk or other market risks.

          Interest rates play a major part in the net interest income of a financial institution. The sensitivity to interest rate changes is known as "interest rate risk." The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. As indicated by the Gap analysis included in this annual report, the Company is somewhat liability sensitive in relation to changes in market interest rates. Being liability sensitive would result in net interest income decreasing in a rising interest rate environment and increasing in a declining interest rate environment. See "Asset/Liability Management" included in SELECTED STATISTICAL INFORMATION OF ABC BANCORP.

          The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects that net interest income would increase 6.09% if interest rates rise gradually over the next year. On the other hand, the model projects that net interest income would decline by 6.19% if interest rates decline gradually over the next year.

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

                                                                  YEAR ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------------------------
                                           1997                            1996                               1995
                             -------------------------------  -------------------------------  -----------------------------------
                                         INTEREST    AVERAGE             INTEREST     AVERAGE               INTEREST      AVERAGE
                              AVERAGE    INCOME/     YIELD/   AVERAGE    INCOME/      YIELD/   AVERAGE      INCOME/       YIELD/
                              BALANCE    EXPENSE   RATE PAID  BALANCE    EXPENSE    RATE PAID  BALANCE      EXPENSE     RATE PAID
                             ---------   --------- --------- ----------  ---------  ---------- -----------  --------    ----------
                                                                   (DOLLARS IN THOUSANDS)
                             -----------------------------------------------------------------------------------------------------
ASSETS
 Interest-earning assets:
  Loans, net of unearned
   interest                   $  475,047 $  50,502   10.63%  $  395,822  $  42,322  10.69%     $  308,405   $  33,547     10.88 %
  Investment securities:
   Taxable                       104,161     6,511    6.25       99,734      6,100   6.12          82,742       4,839      5.85
   Nontaxable                     22,872     1,826    7.98       20,559      1,553   7.55          15,377       1,410      9.17
  Interest-bearing deposits
      in banks                     3,964       232    5.85            -          -      -               -           -         -
  Federal funds sold               3,456       199    5.76       22,726      1,139   5.01          27,928       1,634      5.85
                              ---------- ---------           ----------  ---------             ----------   ---------
     Total interest-earning
                assets           609,500    59,270    9.72      538,841     51,114   9.49         434,452      41,430      9.54
                              ---------- ---------           ----------  ---------             ----------   ---------

 Noninterest-earning assets:
  Cash                            28,620                         25,336                            21,355
  Allowance for loan losses       (7,458)                        (6,776)                           (5,650)
  Unrealized gain (loss) on
   available for sale
    securities                      (121)                          (338)                             (194)
  Other assets                    46,040                         33,314                            26,826
                              ----------                     ----------                        ----------
   Total noninterest-earning
       assets                     67,081                         51,536                            42,337
                              ----------                     ----------                        ----------

       Total assets           $  676,581                     $  590,377                        $  476,789
                              ==========                     ==========                        ==========

                                                                   YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                                      1997                                     1996
                                    --------------------------------------     -------------------------------------
                                                    INTEREST      AVERAGE                    INTEREST      AVERAGE
                                       AVERAGE       INCOME/       YIELD/       AVERAGE       INCOME/       YIELD/
                                       BALANCE       EXPENSE     RATE PAID      BALANCE       EXPENSE     RATE PAID
                                      ---------     --------     ---------     ---------     --------    ----------
                                                                  (DOLLARS IN THOUSANDS)
                                    --------------------------------------------------------------------------------
  LIABILITIES AND
     STOCKHOLDERS' EQUITY

 Interest-bearing liabilities:
   Savings and interest-bearing
    demand deposits                   $  166,877    $   5,089       3.05  %    $  149,503    $   4,558       3.05%
   Time deposits                         330,621       19,139       5.79          283,054       16,377       5.79
   Other short-term borrowings             2,804          154       5.49            5,713          221       3.87
   Other borrowings                       25,080        1,568       6.25           19,113        1,168       6.11
                                    ------------  -----------                  ----------  -----------
    Total interest-bearing
         liabilities                     525,382       25,950       4.94          457,383       22,324       4.88
                                    ------------  -----------                  ----------  -----------

 Noninterest-bearing liabilities
   and stockholders' equity:
   Demand deposits                        78,481                                   70,086
   Other liabilities                       7,118                                    4,168
   Stockholders' equity                   65,600                                   58,740
                                    ------------                               ----------
    Total noninterest-bearing
        liabilities and
        stockholders' equity             151,199                                  132,994
                                    ------------                               ----------

    Total liabilities and
        stockholders' equity          $  676,581                               $  590,377
                                    ============                               ==========

Interest rate spread                                                4.78  %                                  4.61%
                                                                ==========                              ==========

Net interest income                                 $  33,320                                $  28,790
                                                  ===========                               ==========

Net interest margin                                                 5.47  %                                  5.34%
                                                                ==========                              ==========

                                                           YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                                    1995
                                                     ----------------------------------
                                                                   INTEREST     AVERAGE
                                                      AVERAGE       INCOME/      YIELD/
                                                      BALANCE       EXPENSE       RATE
                                                                                  PAID
                                                     --------      --------     -------
                                                           (DOLLARS IN THOUSANDS)
                                                     ----------------------------------
  LIABILITIES AND
     STOCKHOLDERS' EQUITY

 Interest-bearing liabilities:
   Savings and interest-bearing
    demand deposits                                  $  124,638    $   3,843       3.08%
   Time deposits                                        226,688       12,912       5.70
   Other short-term borrowings                            5,560          301       5.41
   Other borrowings                                       4,332          311       7.18
                                                     ----------  -----------
    Total interest-bearing
         liabilities                                    361,218       17,367       4.81
                                                     ----------  -----------

 Noninterest-bearing liabilities
   and stockholders' equity:
   Demand deposits                                       62,309
   Other liabilities                                      4,321
   Stockholders' equity                                  48,941
                                                     ----------
    Total noninterest-bearing
        liabilities and
        stockholders' equity                            115,571
                                                     ----------

    Total liabilities and
        stockholders' equity                         $  476,789
                                                     ==========

Interest rate spread                                                               4.73%
                                                                                ========

Net interest income                                                $  24,063
                                                                 ===========

Net interest margin                                                                5.54%
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

                                                                  YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------
                                                      1997 VS. 1996                          1996 VS. 1995
                                         ---------------------------------------------------------------------------
                                           INCREASE         CHANGES DUE TO        INCREASE         CHANGES DUE TO
                                                        ---------------------                  ---------------------
                                           (DECREASE)     RATE        VOLUME       (DECREASE)     RATE      VOLUME
                                         -------------  --------    ----------    -----------  ---------   ---------
                                                                      (DOLLARS IN THOUSANDS)
                                         ---------------------------------------------------------------------------
Increase (decrease) in:
 Income from earning assets:
   Interest and fees on loans              $  8,180     $  (291)    $   8,471     $  8,775     $  (734)    $   9,509
   Interest on securities:
    Taxable                                     411         140           271        1,261         267           994
    Nontaxable                                  273          98           175          143        (332)          475
   Interest-bearing deposits in banks           232           -           232            -           -             -
   Interest on Federal funds                   (940)         26          (966)        (495)       (191)         (304)
                                           --------     -------     ---------     --------     -------     ---------
       Total interest income                  8,156         (27)        8,183        9,684        (990)       10,674
                                           --------     -------     ---------     --------     -------     ---------

Expense from interest-bearing liabilities:
 Interest on savings and interest-
   bearing demand deposits                      531           1           530          715         (52)          767
 Interest on time deposits                    2,762          10         2,752        3,465         254         3,211
 Interest on short-term borrowings              (67)         46          (113)         (80)        (88)            8
 Interest on other borrowings                   400          35           365          857        (204)        1,061
                                           --------     -------     ---------     --------     -------     ---------
       Total interest expense                 3,626          92         3,534        4,957         (90)        5,047
                                           --------     -------     ---------     --------     -------     ---------

       Net interest income                 $  4,530     $  (119)    $   4,649     $  4,727     $  (900)    $   5,627
                                           ========     =======     =========     ========     =======     =========

NONINTEREST INCOME

     The most significant increase in noninterest income were increases in service charges on deposit accounts and other income. The increase in service charges on deposit accounts resulted from on increase in average deposits of $73,336,000, of which $47,862,000 was attributable to the average deposits of Southland Bank and $12,562,000 was attributable to the average deposits of the Douglas branch of Security Bank. The increase in service charges on deposit accounts of $903,000 (23.64%), in 1996 over 1995 resulted from an increase in average deposits of $89,008,000, of which $49,406,000 was attributable to the average deposits of Southland Bank. Total other income increased $443,000 in 1997 over 1996, of which $270,000 was attributable to the Company starting a mortgage origination function and $127,000 was attributable to the sale of servicing rights in one of the subsidiary banks. Total other income increased $647,000 in 1996 over 1995, of which $505,000 was attributable to other income of Southland Bank.

     Following is a comparison of noninterest income for 1997, 1996 and 1995.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------------------
                                                                          1997                1996                  1995
                                                                    -----------------    -----------------     -----------------
                                                                                        (DOLLARS IN THOUSANDS)
                                                                    ------------------------------------------------------------
        Service charges on deposit accounts                           $         5,509      $         4,722       $         3,819
        Other service charges, commissions and fees                               474                  500                   422
        Other income                                                            1,753                1,310                   663
                                                                    -----------------    -----------------     -----------------
                                                                      $         7,736      $         6,532       $         4,904
                                                                    =================    =================     =================

NONINTEREST EXPENSE

     Salaries and employee benefits increased $2,388,000 or 21.03% in 1997 over 1996, of which $875,000 was attributable to Southland Bank and $226,000 was attributable to the acquisition of the Douglas branch of Security Bank. The remaining increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and the addition of several employees by the parent company, including three senior executives. Equipment and occupancy expense increased $795,000 or 25.13% in 1997 over 1996, of which $311,000 was attributable to Southland Bank and $50,000 was attributable to the Douglas branch of Security Bank. The remaining increase was due to normal expansion within its banking subsidiaries. Amortization of intangible assets increased $257,000 in 1997 over 1996. The entire amount of the increase resulted from the amortization of the excess of purchase price over net book value of assets acquired upon the acquisitions of Southland Bank and the Douglas branch which were accounted for as purchase transactions. Merger and acquisition expense of $406,000 in 1997 resulted from the acquisition of one financial institutions and one branch acquisition during 1997. All other noninterest expense increased $1,123,000 in 1997 over 1996, of which $770,000 was attributable to Southland Bank and $74,000 was attributable to Douglas. Salaries and employee benefits increased $2,154,000 or 23.41% in 1996 over 1995, of which $1,202,000 was attributable to Southland Bank. The remaining increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and the addition of several employees by the parent company, including three senior executives. Equipment and occupancy expense increased $500,000 or 18.78% in 1996 over 1995, of which $366,000 was attributable to Southland Bank. Amortization of intangible assets increased $177,000 in 1996 over 1995. The entire amount of the increase resulted from the amortization of the excess of purchase price over net book value of assets acquired upon the acquisition of Southland Bank which was accounted for as a purchase transaction. Merger and acquisition expense of $708,000 in 1996 resulted from the acquisition of four financial institutions during 1996. Stationery and supplies expense increased $225,000 in 1996 over 1995, of which $81,000 was attributable to Southland Bank. Also contributing to the increase in stationery and supplies expense was the implementation of an innovative system for rendering customer account statements known as an "image item processing system". All other noninterest expense increased $987,000 in 1996 over 1995, of which $526,000 was attributable to Southland Bank. Following is an analysis of noninterest expense for 1997, 1996 and 1995.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------------------
                                                                            1997                 1996                  1995
                                                                     -----------------    -----------------     -----------------
                                                                                        (DOLLARS IN THOUSANDS)
                                                                     ------------------------------------------------------------
       Salaries and employee benefits                                  $        13,742      $        11,354       $         9,200
       Equipment and occupancy                                                   3,958                3,163                 2,663
       Merger and acquisition expense                                              406                  708                     -
       Amortization of intangible assets                                           744                  487                   310
       Data processing fees                                                        528                  586                   551
       Directors fees                                                              555                  562                   530
       FDIC premiums                                                               111                  378                   528
       Stationery and supplies expense                                             560                  616                   391
       Other expense                                                             6,535                5,024                 3,954
                                                                     -----------------    -----------------     -----------------
                                                                       $        27,139      $        22,878       $        18,127
                                                                     =================    =================     =================


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

     A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may not react identically to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase.

     The following table sets forth the distribution of the repricing of ABC's earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of ABC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                                AT DECEMBER 31, 1997
                                                      -----------------------------------------------------------------------
                                                                              MATURING OR REPRICING WITHIN
                                                      -----------------------------------------------------------------------
                                                         ZERO TO         THREE
                                                          THREE        MONTHS TO        ONE TO          OVER
                                                          MONTHS        ONE YEAR      THREE YEARS    THREE YEARS     TOTAL
                                                      -------------   ------------   -------------  -------------  ----------
                                                                               (DOLLARS IN THOUSANDS)
                                                      -----------------------------------------------------------------------
EARNING ASSETS:
 Interest-bearing deposits in banks                     $    2,288    $         -     $        -     $        -    $    2,288
 Federal funds sold                                            890              -              -              -           890
 Investment securities                                       8,730         19,729         31,280         63,480       123,219
 Loans                                                     218,770         55,496         96,530        119,448       490,244
                                                      -------------   ------------   -------------  -------------  ----------
                                                           230,678         75,225        127,810        182,928       616,641
                                                      -------------   ------------   -------------  -------------  ----------
INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits/(1)/                           -         40,830         87,464              -       128,294
 Savings/(1)/                                                    -              -         46,715              -        46,715
 Certificates less than $100,000                            75,826        130,006         36,825          6,999       249,656
 Certificates, $100,000 and over                            28,958         42,852         11,965          2,162        85,937
 Other short-term borrowings                                   660              -              -              -           660
 Other borrowings                                           15,000              -              -            400        15,400
                                                      -------------   ------------   -------------  -------------  ----------
                                                           120,444        213,688        182,969          9,561       526,662
                                                      -------------   ------------   -------------  -------------  ----------

INTEREST RATE SENSITIVITY GAP                           $  110,234    $  (138,463)    $  (55,159)    $  173,367    $   89,979
                                                      =============   ============   =============  =============  ==========

CUMULATIVE INTEREST RATE SENSITIVITY GAP                $  110,234    $   (28,229)    $  (83,388)    $   89,979
                                                      =============   ============   =============  ===========

INTEREST RATE SENSITIVITY GAP RATIO                           1.92           0.35           0.70          19.13
                                                      =============   ============   =============  ===========

CUMULATIVE INTEREST RATE SENSITIVITY GAP RATIO                1.92           0.92           0.84           1.17
                                                      =============   ============   =============  ===========

/(1)/ The Company has found that NOW checking accounts and savings deposits are generally not sensitive to changes in interest rates and, therefore, it has placed such liabilities in the "One to Three Years" category. It has also found that the money-market checking deposits reprice between three months to one year, on the average.

                             INVESTMENT PORTFOLIO


     The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See "--Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 56% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 23% of the investment portfolio matures within one year.

TYPES OF INVESTMENTS

     The amortized cost and fair value of investments in securities at December 31, 1997 and 1996 were as follows:

                                                                                GROSS           GROSS
                                                              AMORTIZED      UNREALIZED       UNREALIZED         FAIR
                                                                COST            GAINS           LOSSES           VALUE
                                                           -------------   -------------   -------------    -------------
                                                                                (DOLLARS IN THOUSANDS)
                                                           --------------------------------------------------------------
               SECURITIES AVAILABLE FOR SALE
                 DECEMBER 31, 1997:
                   U. S. GOVERNMENT AND AGENCY SECURITIES    $    79,636     $       287     $      (101)     $    79,822
                   MORTGAGE-BACKED SECURITIES                      6,984             120             (19)           7,085
                   STATE AND MUNICIPAL SECURITIES                  5,660             174               -            5,834
                   OTHER SECURITIES                                  525               -             (67)             458
                                                           -------------   -------------   -------------    -------------
                                                             $    92,805     $       581     $      (187)     $    93,199
                                                           =============   =============   =============    =============

               December 31, 1996:
                   U. S. Government and agency securities    $    84,744     $       251     $      (468)     $    84,527
                   Mortgage-backed securities                     12,555             135             (52)          12,638
                   State and municipal securities                  5,529             127               -            5,656
                   Other securities                                  525               -             (70)             455
                                                           -------------   -------------   -------------    -------------
                                                             $   103,353     $       513     $      (590)     $   103,276
                                                           =============   =============   =============    =============

               SECURITIES HELD TO MATURITY
                 DECEMBER 31, 1997:
                   U. S. GOVERNMENT AND AGENCY SECURITIES    $     8,995     $         1     $       (10)     $     8,986
                   MORTGAGE-BACKED SECURITIES                      2,951              27             (10)           2,968
                   STATE AND MUNICIPAL SECURITIES                 18,074             557              (8)          18,623
                                                           -------------   -------------   -------------    -------------
                                                             $    30,020     $       585     $       (28)     $    30,577
                                                           =============   =============   =============    =============

                 December 31, 1996:
                   U. S. Government and agency securities    $    11,238     $         -     $      (200)     $    11,038
                   Mortgage-backed securities                      4,326              27             (44)           4,309
                   State and municipal securities                 16,426             493             (28)          16,891
                                                           -------------   -------------   -------------    -------------
                                                             $    31,990     $       520     $      (272)     $    32,238
                                                           =============   =============   =============    =============

MATURITIES

          The amounts of investments in securities in each category as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                                   U. S. TREASURY
                                                                  AND OTHER U. S.
                                                                GOVERNMENT AGENCIES                   STATE AND
                                                                  AND CORPORATIONS            POLITICAL SUBDIVISIONS
                                                                                YIELD                            YIELD
                                                              AMOUNT             (1)             AMOUNT         (1) (2)
                                                         ---------------   --------------   ---------------   ---------
                                                                              (DOLLARS IN THOUSANDS)
                                                         --------------------------------------------------------------
          MATURITY:
              One year or less                             $      24,867        5.83%         $       2,715      8.77%
              After one year through five years                   64,946        6.29                  9,192      7.25
              After five years through ten years                   9,392        6.46                  9,462      7.58
              After ten years                                        106        6.04                  2,539      7.37
                                                         ---------------   --------------   ---------------   ---------
                                                           $      99,311        6.19%         $      23,908      7.57%
                                                         ===============   ==============   ===============   =========

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

                                LOAN PORTFOLIO

TYPES OF LOANS

          Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 48% of the Company's loan portfolio as of December 31, 1997. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                         DECEMBER 31,
                                            --------------------------------------------------------------------
                                                1997          1996          1995            1994         1993
                                            -----------   ------------   -------------  ------------  ----------
                                                                    (DOLLARS IN THOUSANDS)
                                            --------------------------------------------------------------------
Commercial and financial                    $     72,171  $     69,772   $    48,031    $   40,185    $   32,784
Agricultural                                      41,882        35,525        22,716        24,304        15,667
Real estate - construction                        13,117        13,612         3,756         3,886         6,143
Real estate - mortgage, farmland                  55,245        52,978        48,411        42,458        36,687
Real estate - mortgage, commercial               108,339        89,708        61,806        50,461        39,772
Real estate - mortgage, residential              127,767       121,448        74,671        69,129        65,918
Consumer instalment loans                         68,959        67,572        58,615        53,419        47,048
Other                                              2,764         2,229         1,465         1,733         2,461
                                            ------------  ------------    ----------    ----------    ----------
                                                 490,244       452,844       319,471       285,575       246,480
Less reserve for possible loan losses              7,627         7,273         5,890         5,168         4,889
                                            -----------   ------------    ----------    ----------    ----------
   Loans, net                               $    482,617  $    445,571    $  313,581    $  280,407    $  241,591
                                            ============  ============    ==========    ==========    ==========


MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

          Total loans as of December 31, 1997 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through three years, and (3) after three years.

                                                                  (DOLLARS IN
                                                                  THOUSANDS)
                                                              -----------------
MATURITY OR REPRICING WITHIN:
 One year or less                                             $         274,266
 After one year through three years                                      96,530
 After three years                                                      119,448
                                                              -----------------
                                                              $         490,244
                                                              =================

          The following table summarizes loans at December 31, 1997 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                  (DOLLARS IN
                                                                  THOUSANDS)
                                                              -----------------
Predetermined interest rates                                  $         213,385
Floating or adjustable interest rates                                     1,593
                                                              -----------------
                                                              $         214,978
                                                              =================

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

                                                                              DECEMBER 31,
                                                      -----------------------------------------------------------
                                                          1997          1996        1995        1994       1993
                                                      -----------    ---------   ---------   ----------  --------
                                                                         (DOLLARS IN THOUSANDS)
                                                      -----------------------------------------------------------
Loans accounted for on a nonaccrual basis              $   10,101    $  4,977    $  2,271    $  3,518    $  3,260

Instalment loans and term loans contractually                  59         397         457         274         513
 past due ninety days or more as to interest
 or principal payments and still accruing

Loans, the terms of which have been renegotiated                -           -           -         358           -
 to provide a reduction or deferral of interest
 or principal because of deterioration in the
 financial position of the borrower

Loans now current about which there are serious                 -           -           -           -           -
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

                        SUMMARY OF LOAN LOSS EXPERIENCE


          The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible
future losses, current economic conditions and other relevant factors.   The
Company's allowance for loan losses was approximately $7,627,000 at December 31, 1997, representing 1.56% of year end total loans outstanding, compared with $7,273,000 at December 31, 1996, which represented 1.61% of year end total loans outstanding. The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

                                                                         AT DECEMBER 31,
                                        ------------------------------------------------------------------------------------------
                                                     1997                            1996                           1995
                                        ----------------------------    -----------------------------   --------------------------
                                                          PERCENT OF                      PERCENT OF                    PERCENT OF
                                                           LOANS IN                        LOANS IN                      LOANS IN
                                                           CATEGORY                        CATEGORY                      CATEGORY
                                                           TO TOTAL                        TO TOTAL                      TO TOTAL
                                            AMOUNT          LOANS           AMOUNT           LOANS           AMOUNT         LOANS
                                         -----------    ------------    -------------  --------------   ------------   -----------
                                                                     (DOLLARS IN THOUSANDS)
                                        ------------------------------------------------------------------------------------------
      Commercial, financial,
      industrial and agricultural       $      1,792          23 %       $     1,661          23%       $      1,364            22%
      Real estate                              3,274          62               2,928          62               2,032            59
      Consumer                                 1,112          15               1,446          15               1,206            19
      Unallocated                              1,449           -               1,238           -               1,288             -
                                        ------------   -------------     -----------   --------------   ------------   -----------
                                        $      7,627         100 %       $     7,273         100%       $      5,890           100%
                                        ============   =============     ===========   ==============   ============   ===========

          The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                        DECEMBER 31,
                                                         ------------------------------------------------------------------------
                                                               1997           1996           1995           1994         1993
                                                         --------------   -----------    -----------    ------------   ----------
                                                                                   (DOLLARS IN THOUSANDS)
                                                         ------------------------------------------------------------------------
Average amount of loans outstanding                        $  475,047     $  395,822     $  308,405     $  271,970     $  243,607
                                                         ==============   ===========    ===========    ===========    ==========

Balance of reserve for possible loan losses at
 beginning of period                                       $    7,273     $    5,890     $    5,169     $    4,889     $    5,075
                                                         --------------   -----------    -----------    -----------    ----------

Charge-offs:
 Commercial, financial and agricultural                          (759)          (768)          (309)          (479)          (573)
 Real estate                                                   (1,981)        (1,242)          (108)          (338)        (1,883)
 Consumer                                                        (383)          (279)          (573)          (481)          (518)
Recoveries:
 Commercial, financial and agricultural                           168             89            116            100            336
 Real estate                                                      512            275            128            265            556
 Consumer                                                          66            178            226            225            275
                                                         --------------   ------------   -----------    -----------    ----------
       Net charge-offs                                         (2,377)        (1,747)          (520)          (708)        (1,807)
                                                         --------------   ------------   -----------    -----------    ----------

Additions to reserve charged to operating expenses              2,731          1,919          1,241            988          1,621
                                                         --------------   ------------   -----------    -----------    ----------

Allowance for loan losses of acquired subsidiary                    -          1,211              -              -              -
                                                         --------------   ------------   -----------    -----------    ----------

       Balance of reserve for possible loan losses         $    7,627     $    7,273     $    5,890     $    5,169     $    4,889
                                                         ==============   ============   ===========    ===========    ==========

Ratio of net loan charge-offs to average loans                    .50%           .44%           .17%           .26%           .74%
                                                         ==============   ============   ===========    ===========    ==========

                                    DEPOSITS

          Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                                                    YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------------
                                                                          1997                                   1996
                                                         -----------------------------------    -----------------------------------
                                                                 AMOUNT             RATE                AMOUNT             RATE
                                                         -----------------   ---------------    -----------------   ---------------
                                                                                    (DOLLARS IN THOUSANDS)
                                                         --------------------------------------------------------------------------
Noninterest-bearing demand deposits                        $        78,481             -%         $        70,086             -%
Interest-bearing demand and savings deposits                       166,877          3.05                  149,503          3.05
Time deposits                                                      330,621          5.79                  283,054          5.79
                                                         -----------------                      -----------------
       Total deposits                                      $       575,979                        $       502,643
                                                         =================                      =================

          ABC has a large, stable base of time deposits with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

          The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                                                             (DOLLARS IN
                                                                                             THOUSANDS)
                                                                                          ---------------
         Three months or less                                                               $      28,958
         Over three through twelve months                                                          42,852
         Over twelve months                                                                        14,127
                                                                                          ---------------
         Total                                                                              $      85,937
                                                                                          ===============

                   RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

          The following rate of return information for the periods indicated is presented below.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------------------
                                                                            1997                     1996                  1995
                                                                    ------------------      -------------------      --------------
Return on assets (1)                                                          1.10%                   1.21%                    1.34%


Return on equity (2)                                                         11.35                   12.19                    13.01

Dividends payout ratio (3)                                                   36.89                   31.68                    29.47

Equity to assets ratio (4)                                                    9.70                    9.95                    10.27

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

          The liquidity and capital resources of ABC and the Subsidiary Banks are monitored on a periodic basis by state and Federal regulatory authorities. At December 31, 1997, the Subsidiary Banks' short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 1997, ABC increased its capital $110,000 by the exercise of options by shareholders of pooled subsidiaries prior to merger. It also increased its capital by retaining net earnings of $4,781,000 after payment of dividends. After recording an increase in capital of $299,000 for unrealized gains on securities available for sale, net of taxes, total capital increased $5,183,000 during 1997. At December 31, 1997, total capital of ABC amounted to $68,153,000. ABC and the Subsidiary Banks are aware of no events or trends likely to result in a material change in their liquidity.

          At December 31, 1997, ABC had no binding commitments for capital expenditures. However, management estimates that approximately $600,000 will be required for completion of banking facilities in 1998.

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

          The following table summarizes the regulatory capital levels of the Company at December 31, 1997.

                                           ACTUAL                              REQUIRED                            EXCESS
                              -------------------------------     ---------------------------------    -----------------------------

                                   AMOUNT          PERCENT              AMOUNT          PERCENT              AMOUNT        PERCENT
                              -------------   ---------------     --------------   ----------------    -----------------------------

                                                                (DOLLARS IN THOUSANDS)
                              ------------------------------------------------------------------------------------------------------
       Leverage capital        $     58,137          8.60%          $     27,039          4.00%          $     31,098          4.60%

       Risk-based capital:
        Core capital                 58,137         12.07                 19,267          4.00                 38,870          8.07
        Total capital                64,178         13.32                 38,534          8.00                 25,644          5.32

          Each Bank also met its individual regulatory capital requirements at December 31, 1997.

YEAR 2000 ISSUE COSTS

          Based on a preliminary study by management of ABC, ABC expects to incur approximately $500,000, of which $300,000 has been budgeted for 1998 and $200,000 for 1999, to modify its information systems appropriately to accurately process information in the year 2000 and beyond. ABC continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Management expects that the costs to convert ABC's information systems to year 2000 compliance will not have a material impact on ABC's consolidated financial statements.

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


          Following is a summary of the commitments outstanding at December 31, 1997 and 1996.

                                                                                   1997               1996
                                                                           ---------------    ---------------
                                                                                  (DOLLARS IN THOUSANDS)
                                                                           ----------------------------------
         Commitments to extend credit                                        $      81,682      $      64,904
         Credit card commitments                                                     7,153              3,077
         Standby letters of credit                                                   1,584              1,436
                                                                           ---------------    ---------------
                                                                             $      90,419      $      69,417
                                                                           ===============    ===============


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-42 of this Annual Report on Form 10-K:

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements.


ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During 1997 and 1996, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          1. Financial statements:

               (a)  ABC Bancorp and Subsidiaries:

                    (i)   Consolidated Balance Sheets - December 31, 1997 and
                          1996

                    (ii) Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

                    (iii) Consolidated Statements of Stockholders' Equity -
                          Years ended December 31, 1997, 1996 and 1995

                    (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

                    (v)   Notes to Consolidated Financial Statements

               (b)  ABC Bancorp (Parent Company Only):

                    Parent Company only financial information has been included in Note 16 of Notes to Consolidated financial statements.

          2. Financial statement schedules:

               All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     3.  Exhibits required by Item 601 of Regulation S-K:


                                 EXHIBIT INDEX

           EXHIBIT NO.                         DESCRIPTION
          -------------   ------------------------------------------------------

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

            3.5 Form of Articles of Amendment to the Articles of Incorporation, filed herewith electronically.

            3.6 Form of Amendment to Bylaws, filed herewith electronically.

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

           EXHIBIT NO                           DESCRIPTION
          -------------   ------------------------------------------------------

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

            10.10 Agreement and Plan of Merger by and between ABC and Southland Bancorporation dated as of December 18, 1995 (filed as Exhibit 10.10 to ABC's Annual Report on Form 10-K (File No. 0-16181), filed with the Commission on March 28, 1996 and incorporated herein by reference), and Amendment No. 1 thereto dated as of April 16,1996 (filed as part of Appendix A to Amendment No. 1 to ABC's Registration on Form S-4 (Registration No. 333-
                          2387), filed with the Commission on May 21, 1996 and incorporated herein by reference).

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

            10.12 Agreement and Plan of Merger by and between ABC and First National Financial Corporation dated as of April 15, 1996 (filed as Exhibit 10.12 to Amendment No. 1 to ABC's Registration on Form S-4 (Registration No. 333-
                          2387), filed with the Commission on May 21, 1996 and incorporated herein by reference).

            10.13 Agreement and Plan of Merger by and between ABC and M & F Financial Corporation dated as of September 12, 1996 (filed as Appendix A to ABC's Registration on Form S-4 (Registration No. 333-14649), filed with the Commission on October 23, 1996 and incorporated herein by reference).

            10.15 Form of Purchase and Assumption Agreement by and between NationsBank, N.A. (South) and ABC Bancorp dated as of February 26, 1997 and filed herewith electronically.

           EXHIBIT NO                             DESCRIPTION
          ------------    ------------------------------------------------------

            10.16 Form of Agreement and Plan of Merger by and between ABC Bancorp and Irwin Bankcorp, Inc. dated as of May 15, 1997, filed herewith electronically.

            10.17 Form of Omnibus Stock Ownership and Long-term Incentive Plan, filed herewith electronically.

            10.18 Form of Rights Agreement between ABC Bancorp and SunTrust Bank dated as of February 17, 1998, filed herewith electronically.

            21.1          Schedule of subsidiaries of ABC Bancorp.

            24.1 Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

            27            Financial Data Schedule.

    (b) No Current Reports on Form 8-K have been filed during the quarterly period ended December 31, 1997.

    (c)  See Item 14(a).

    (d)  See Item 14(a).

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             ABC BANCORP
Date:         3/17/98                   By:    /s/ Kenneth J. Hunnicutt
       --------------------------            __________________________________________________________________________________
                                               Kenneth J. Hunnicutt, President, Chief Executive Officer and Director

Date:         3/17/98                   By:    /s/ W. Edwin Lane, Jr.
       --------------------------            __________________________________________________________________________________
                                               W. Edwin Lane, Jr., Executive Vice President and Chief Financial Officer

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

Date:         3/17/98                 /s/ Kenneth J. Hunnicutt
       -----------------------      ------------------------------------------------------------------------
                                    Kenneth J. Hunnicutt, President, Chief Executive Officer and Director

Date:         3/17/98                 /s/ W. Edwin Lane, Jr.
      -----------------------      ------------------------------------------------------------------------
                                    W. Edwin Lane, Jr., Executive Vice President and Chief Financial
                                    Officer

Date:         3/17/98                 /s/  Johnny W. Floyd
      -----------------------      ------------------------------------------------------------------------
                                    Johnny W. Floyd, Director

Date:         3/17/98                 /s/ J. Raymond Fulp
      -----------------------      ------------------------------------------------------------------------
                                    J. Raymond Fulp, Director

Date:         3/17/98                 /s/ Daniel B. Jeter
      -----------------------      ------------------------------------------------------------------------
                                    Daniel B. Jeter, Director

Date:         /s/                     /s/ Willard E. Lasseter
      -----------------------      ------------------------------------------------------------------------
                                    Willard E. Lasseter, Director and Chairman of the Board

Date:         3/17/98                 /s/ Bobby B. Lindsey
      -----------------------      --------------------------------------------
                                    Bobby B. Lindsey, Director

Date:         3/17/98                 /s/ Hal L. Lynch
      -----------------------      --------------------------------------------
                                    Hal L. Lynch, Director

Date:         3/17/98                 /s/ Eugene M. Vereen
      -----------------------      --------------------------------------------
                                    Eugene M. Vereen, Jr., Director

Date:         3/17/98                 /s/ Dogle Weltzbarker
      -----------------------      --------------------------------------------
                                   Doyle Weltzbarker, Director and Vice
                                   Chairman of the Board

Date:         3/17/98                 /s/ Henry Wortman
      -----------------------      --------------------------------------------
                                    Henry Wortman, Director

                                  ABC BANCORP


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Consolidated financial statements:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 1997 and 1996
  Consolidated Statements of Income - Years ended December 31, 1997, 1996 and
  1995
  Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995
  Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995
  Notes to Consolidated Financial Statements


All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITOR'S REPORT
================================================================================


To the Board of Directors
ABC BANCORP
Moultrie, GEORGIA


          We have audited the accompanying consolidated balance sheets of ABC BANCORP AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of First National Financial Corporation and Irwin Bankcorp, Inc., which statements reflect total revenues of $4.6 million and $2.9 million, respectively, for the year ended December 31, 1995. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for First National Financial Corporation and Irwin Bankcorp, Inc. for the year ended December 31, 1995 is based solely on the report of the other auditors.

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

          In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                     /s/ Mauldin or Jenkins, LLC

Albany, Georgia
January 23, 1998

                         ABC BANCORP AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                            (Dollars in Thousands)

--------------------------------------------------------------------------------

Assets                                                1997       1996
------                                            ---------- -----------
Cash and due from banks                           $  33,973  $  42,901
Interest-bearing deposits in banks                    2,288        -
Federal funds sold                                      890      8,620
Securities available for sale, at fair value         93,199    103,276
Securities held to maturity, at cost (fair value
    $30,577 and $32,238)                             30,020     31,990

Loans                                               490,244    452,844
Less allowance for loan losses                        7,627      7,273
                                                  ---------- -----------
          Loans, net                                482,617    445,571
                                                  ---------- -----------

Premises and equipment, net                          19,054     16,198
Excess of cost over net assets of banks acquired      9,291      7,239
Other assets                                         20,554     17,367
                                                  ---------- -----------

                                                  $ 691,886  $ 673,162
                                                  ========== ===========

Liabilities and Stockholders' Equity
------------------------------------

Deposits
    Noninterest-bearing demand                    $  90,109  $  87,006
    Interest-bearing demand                         128,294    125,255
    Savings                                          46,715     45,269
    Time, $100,000 and over                          85,937     82,535
    Other time                                      249,656    237,840
                                                  ---------- -----------
          Total deposits                            600,711    577,905
Federal funds purchased and securities sold under
    agreements to repurchase                            660        997
Other borrowings                                     15,400     24,200
Other liabilities                                     6,962      7,090
                                                  ---------- -----------
          Total liabilities                         623,733    610,192
                                                  ---------- -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, par value $1; 15,000,000 shares
        authorized, 7,524,718 and 6,114,443
        shares issued                                 7,525      6,114
    Capital surplus                                  29,677     30,985
    Retained earnings                                32,264     27,483
    Unrealized gains (losses) on securities
        available for sale, net of taxes                242        (57)
                                                  ---------- -----------
                                                     69,708     64,525

    Less cost of shares acquired for the treasury,
         272,353 and 217,882 shares                  (1,555)    (1,555)
                                                  ---------- -----------
          Total stockholders' equity                 68,153     62,970
                                                  ---------- -----------

                                                  $ 691,886  $ 673,162
                                                  ========== ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ABC BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (Dollars in Thousands)

________________________________________________________________________________

                                                  1997       1996        1995
                                               ---------  ---------   ---------
Interest income
    Interest and fees on loans                 $ 50,502   $  42,322   $  33,547
    Interest on taxable securities                6,511       6,092       4,811
    Interest on nontaxable securities             1,205       1,025         931
    Interest on deposits in other banks             232           8          28
    Interest on Federal funds sold                  199       1,139       1,634
                                               ---------  ----------  ---------
                                                 58,649      50,586      40,951
                                               ---------  ----------  ---------

Interest expense
    Interest on deposits                         24,229      20,935      16,755
    Interest on other borrowings                  1,721       1,389         612
                                               ---------  ----------  ---------
                                                 25,950      22,324      17,367
                                               ---------  ----------  ---------

          Net interest income                    32,699      28,262      23,584
Provision for loan losses                         2,731       1,919       1,241
                                               ---------  ----------  ---------
          Net interest income after provision
             for loan losses                     29,968      26,343      22,343
                                               ---------  ----------  ---------

Other income
    Service charges on deposit accounts           5,509       4,722       3,819
    Other service charges, commissions a            474         500         422
    Gain (loss) on sale of securities               (22)         (5)          1
    Other                                         1,775       1,315         662
                                               ---------  ----------  ---------
                                                  7,736       6,532       4,904
                                               ---------  ----------  ---------

Other expenses
    Salaries and employee benefits               13,742      11,354       9,200
    Equipment expense                             2,305       1,783       1,561
    Occupancy expense                             1,653       1,380       1,102
    Merger and acquisition expense                  406         708         -
    Amortization of intangible assets               744         487         310
    Data processing fees                            528         586         551
    Directors fees                                  555         562         530
    FDIC premiums                                   111         378         528
    Stationary and supplies expense                 560         616         391
    Other operating expenses                      6,535       5,024       3,954
                                               ---------  ----------  ---------
                                                 27,139      22,878      18,127
                                               ---------  ----------  ---------

                         ABC BANCORP AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (Dollars in Thousands)

________________________________________________________________________________

                                            1997        1996      1995
                                          --------   --------   --------
             Income before income taxes   $ 10,565   $  9,997   $  9,120

   Applicable income taxes                   3,119      2,839      2,752
                                          --------   --------   --------

             Net income                   $  7,446   $  7,158   $  6,368
                                          ========   ========   ========


   Income per common share - Basic        $   1.03   $   1.01   $   0.95
                                          ========   ========   ========

   Income per common share - Diluted      $   1.02   $   1.01   $   0.95
                                          ========   ========   ========

   See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (Dollars in Thousands)

================================================================================

                                                                                                                      UNREALIZED
                                                                                                                      GAINS (LOSSES)
                                                                                                                      ON SECURITIES
                                                                                                                        AVAILABLE
                                                                         COMMON STOCK          CAPITAL    RETAINED      FOR SALE,
                                                                   -------------------------
                                                                     SHARES       PAR VALUE    SURPLUS     EARNINGS    NET OF TAXES
                                                                   -------------------------  ----------  ----------  --------------
BALANCE, DECEMBER 31, 1994                                           4,658,084    $  4,658    $  26,142    $  17,418   $      (784)
  Net income                                                                 -           -            -        6,368             -
  Cash dividends declared, $.28 per share                                    -           -            -       (1,176)            -
  Cash dividends paid by pooled subsidiary                                   -           -            -         (355)            -
  Exercise of options by shareholders of pooled subsidiaries            10,038          10           75            -             -
  Four-for-three common stock split                                    899,087         899          899            -             -
  Purchase of fractional shares                                              -           -           (3)           -             -
  Net treasury stock transactions of pooled subsidiary                       -           -           (1)           -             -
  Stock issued under stock option purchase plan                              -           -            -            -             -
  Net change in unrealized losses on
    securities available for sale, net of taxes                              -           -            -            -         1,158
                                                                    ----------    --------    ---------   ----------  ------------
BALANCE, DECEMBER 31, 1995                                           5,567,209       5,567       25,314       22,255           374
  Net income                                                                 -           -            -        7,158             -
  Cash dividends declared, $.32 per share                                    -           -            -       (1,682)            -
  Cash dividends paid by pool subsidiary                                     -           -            -         (248)            -
  Adjustments to record acquisition of a purchased subsidiary          402,271         402        5,543            -          (196)
  Exercise of options and capital contributions by shareholders
    of pooled subsidiaries prior to merger                             144,963         145          109            -             -
  Purchase of fractional shares                                              -           -           (7)           -             -
  Net treasury stock transactions of pooled subsidiary                       -           -           26            -             -
  Net change in unrealized gains on
    securities available for sale, net of taxes                              -           -            -            -          (235)
                                                                    ----------    --------    ---------   ----------  ------------
BALANCE, DECEMBER 31, 1996                                           6,114,443       6,114       30,985       27,483           (57)
  Net income                                                                 -           -            -        7,446             -
  Cash dividends declared, $.38 per share                                    -           -            -       (2,665)            -
  Five-for-four common stock split                                   1,403,241    $  1,403       (1,403)           -             -
  Exercise of options by shareholders of pooled subsidiaries             7,034           8          102            -             -
  Purchase of fractional shares                                              -           -           (7)           -             -
  Net change in unrealized losses on
    securities available for sale, net of taxes                              -           -            -            -           299
                                                                    ----------    --------    ---------   ----------  ------------
BALANCE, DECEMBER 31, 1997                                           7,542,718    $  7,525    $  29,677   $   32,264  $        242
                                                                    ==========    ========    =========   ==========  ============


                                                                                                  TREASURY STOCK
                                                                                              -----------------------
                                                                                                SHARES       COST          TOTAL
                                                                                              ----------  -----------   ----------
BALANCE, DECEMBER 31, 1994                                                                      183,412   $    (1,680)  $   45,754
  Net income                                                                                          -             -        6,368
  Cash dividends declared, $.28 per share                                                             -             -       (1,176)
  Cash dividends paid by pooled subsidiary                                                            -             -         (355)
  Exercise of options by shareholders of pooled subsidiaries                                          -             -           85
  Four-for-three common stock split                                                              61,137             -            -
  Purchase of fractional shares                                                                       -             -           (3)
  Net treasury stock transactions of pooled subsidiary                                                -             -           (1)
  Stock issued under stock option purchase plan                                                 (26,667)          125          125
  Net change in unrealized losses on
    securities available for sale, net of taxes                                                       -             -        1,158
                                                                                              ---------   -----------   ----------
BALANCE, DECEMBER 31, 1995                                                                      217,882        (1,555)      51,955
  Net income                                                                                          -             -        7,158
  Cash dividends declared, $.32 per share                                                             -             -       (1,682)
  Cash dividends paid by pool subsidiary                                                              -             -         (248)
  Adjustments to record acquisition of a purchased subsidiary                                         -             -        5,749
  Exercise of options and capital contributions by shareholders
    of pooled subsidiaries prior to merger                                                            -             -          254
  Purchase of fractional shares                                                                       -             -           (7)
  Net treasury stock transactions of pooled subsidiary                                                -             -           26
  Net change in unrealized gains on
    securities available for sale, net of taxes                                                       -             -         (235)
                                                                                              ---------   -----------   ----------
BALANCE, DECEMBER 31, 1996                                                                      217,882        (1,555)      62,970
  Net income                                                                                          -             -        7,446
  Cash dividends declared, $.38 per share                                                             -             -       (2,665)
  Five-for-four common stock split                                                               54,471             -            -
  Exercise of options by shareholders of pooled subsidiaries                                          -             -          110
  Purchase of fractional shares                                                                       -             -           (7)
  Net change in unrealized losses on
    securities available for sale, net of taxes                                                       -             -          299
                                                                                              ---------   -----------   ----------
BALANCE, DECEMBER 31, 1997                                                                      272,353   $    (1,555)  $   68,153
                                                                                              =========   ===========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (Dollars in Thousands)

--------------------------------------------------------------------------------


                                                                         1997        1996         1995
                                                                       --------    --------     --------
OPERATING ACTIVITIES
  Net income                                                           $  7,446    $  7,158     $  6,368
                                                                       --------    ---------    --------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                         2,000       1,576        1,409
    Amortization of intangible assets                                       744         487          310
    Net (gains) losses on securities available for sale                      22           5           (1)
    Provision for loan losses                                             2,731       1,919        1,241
    Provision for deferred taxes                                           (449)       (382)        (193)
    Increase in interest receivable                                      (1,435)       (513)      (1,092)
    Increase (decrease) in interest pay                                      56        (113)         487
    Increase (decrease) in taxes payable                                    463        (528)         100
    Other prepaids, deferrals and accruals, net                          (2,048)      1,499         (761)
                                                                       --------    --------     --------
          Total adjustments                                               2,084       3,950        1,500
                                                                       --------    --------     --------

          Net cash provided by operating activities                       9,530      11,108        7,868
                                                                       --------    --------     --------
INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing
      deposits in banks                                                  (2,288)        199          199
  Purchases of securities available for sale                            (48,972)    (45,123)     (40,536)
  Purchases of securities held to maturity                               (6,102)     (2,871)      (2,653)
  Proceeds from maturities of securities available for sale              48,633      31,064       13,615
  Proceeds from sale of securities available for sale                    10,851       4,638        8,430
  Proceeds from maturities of securities held to maturity                 8,072       1,894       17,146
  (Increase) decrease in Federal funds so sold                            7,730      48,235      (23,863)
  Increase in loans, net                                                (32,550)    (53,968)     (34,415)
  Net cash paid for purchased subsidiary                                      -      (3,947)           -
  Net cash received from acquisition of deposits                         16,398           -            -
  Purchase of premises and equipment                                     (4,598)     (3,728)        (920)
  Proceeds from the sale of premises and equipment                            -          48           24
                                                                       --------    --------     --------

            Net cash used in investing activities                        (2,826)    (23,559)     (62,973)
                                                                       --------    --------     --------

                         ABC BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (Dollars in Thousands)

================================================================================

                                                                      1997         1996           1995
                                                                   ----------    ---------      ---------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                                  $  (3,965)    $  20,092      $  56,672
  Decrease in Federal funds purchased and securities
    sold under agreements to repurchase                                 (337)       (2,690)          (451)
  Proceeds from other borrowings                                      34,678        12,600          4,600
  Repayment of other borrowings                                      (43,478)       (5,200)          (150)
  Dividends paid                                                      (2,633)       (1,763)        (1,395)
  Proceeds from sale of stock of pooled subsidiary                       110           324            102
  Proceeds from exercise of stock options                                  -             -            125
  Purchase of fractional shares                                           (7)           (7)            (3)
  Purchase of treasury shares of pooled subsidiary                         -           (44)           (18)
                                                                   ---------     ---------      ---------

    Net cash provided by (used in) financing activities              (15,632)       23,312         59,482
                                                                   ---------     ---------      ---------

Net (decrease) increase in cash and due from banks                    (8,928)       10,861          4,377

Cash and due from banks at beginning  of year                         42,901        32,040         27,663
                                                                   ---------     ---------      ---------

Cash and due from banks at end of year                             $  33,973     $  42,901      $  32,040
                                                                   =========     =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the year for:
    Interest                                                       $  25,894     $  22,437      $  16,880

    Income taxes                                                   $   3,105     $   3,749      $   2,845

NONCASH TRANSACTION
  Net change in unrealized gains (losses)
    on securities available for sale                                $    471      $   (340)      $  1,278

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

            The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Results of operations of purchased banks are included from the dates of acquisition. Following the purchase method of accounting, the assets and liabilities of purchased banks are stated at estimated fair values at the date of acquisition.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          SECURITIES

           Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other debt securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in stockholders' equity, net of tax. Marketable equity securities are carried at fair value with net unrealized gains and losses included in stockholders' equity. Other equity securities without a readily determinable fair value are carried at cost.

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

          PREMISES AND EQUIPMENT

           Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                                                                                 YEARS
                                                                                             ------------
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

          INTANGIBLE ASSETS

           Intangible assets, arising from excess of purchase price over net assets acquired of purchased banks, are being amortized on the straight-line method over various periods not exceeding 25 years for banks acquired prior to 1996. Excess acquisition cost of Southland Bank acquired in 1996 and the Douglas branch of Citizens Security Bank acquired in 1997 are being amortized on the straight-line method over 15 years.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          EARNINGS PER SHARE

           Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares. Earnings per common share for the prior periods have been restated to reflect the adoption of FASB 128. All per share data for prior years have been adjusted to reflect the five-for-four stock split effected in the form of a 25% stock dividend to shareholders of record as of April 15, 1997.

          CURRENT ACCOUNTING DEVELOPMENTS

           In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. As issued, SFAS No. 125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 by the FASB in December 1996, certain provision of SFAS No. 125 are deferred for an additional year. Adoption of the new accounting standard is not expected to have a material impact on the Company's financial statements.

           In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This statement simplifies the standards for computing earnings per share previously set forth in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international
           earnings per Share ("EPS") standards.   It replaces the presentation
           of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues. expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance or other comprehensive income by their nature in a financial statement and display the accumulated balance or other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

           In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The statement requires that a business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. It requires that the enterprise report information about the revenues derived from the enterprise's products or services, about the countries in which the enterprise earns revenues and hold assets and about major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


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

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                               1996                1995
                                                                          ---------------      --------------
                                                                                 (DOLLARS IN THOUSANDS)
                                                                          -----------------------------------
               Net interest income                                        $    30,591           $      27,519
               Other income                                                     7,099                   6,486
               Net income                                                       7,348                   6,803
               Net income per share - basic                                      1.01                    0.96
               Net income per share - diluted                                    1.01                    0.96

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 2.   ACQUISITIONS (CONTINUED)

          On July 31, 1996, the Company acquired all of the outstanding common stock of Central Bankshares, Inc. ("Central") in exchange for 524,300 shares of the Company's common stock and a nominal amount of cash in lieu of fractional shares. Immediately following the merger, Central was liquidated and its wholly-owned subsidiary, Central Bank & Trust, became a wholly-owned subsidiary of the Company. On August 31, 1996, the Company acquired all of the outstanding common stock of First National Financial Corporation ("First National") in exchange for 725,772 shares of the Company's common stock and a nominal amount of cash in lieu of fractional shares. Immediately following the merger, First National was liquidated and its wholly-owned subsidiary, First National Bank of South Georgia, became a wholly-owned subsidiary of the Company. On December 31, 1996, the Company acquired all of the outstanding common stock of M & F Financial Corporation ("M & F") in exchange for 365,026 shares of the Company's common stock and a
          nominal amount of cash in lieu of fractional shares.   Immediately
          following the merger, M & F was liquidated and its wholly-owned subsidiary, Merchants & Farmers Bank, became a wholly-owned subsidiary of the Company. On August 31, 1997, the Company acquired all of the outstanding common stock of Irwin Bankcorp, Inc ("Irwin") in exchange for 507,034 shares of the Company's common stock and a nominal amount of cash in lieu of fractional shares, Immediately following the merger, Irwin was liquidated and its wholly-owned subsidiary, The Bank of Ocilla, became a branch of Citizens Security Bank, a wholly-owned subsidiary of the Company.

          The acquisitions of Central, First National, M & F and Irwin have been accounted for as poolings of interests and, accordingly, all prior financial statements have been restated to include the accounts and operations of the pooled companies. Net interest income and net income of the separate companies for periods preceding the mergers are summarized as follows:

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 2.   ACQUISITIONS (CONTINUED)

                                                                                YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                                1996                1995
                                                                          ---------------      -------------
                                                                                 (DOLLARS IN THOUSANDS)
                                                                          ----------------------------------
             Net interest income:
               ABC                                                        $      26,641         $     16,030
               Central                                                                -                2,182
               First National                                                         -                2,152
               M & F                                                                  -                1,642
               Irwin                                                              1,621                1,578
                                                                          -------------         ------------
               Combined                                                   $      28,262         $     23,584
                                                                          =============         ============

               Net income:
               ABC                                                        $       6,701         $      4,341
               Central                                                                -                  499
               First National                                                         -                  612
               M & F                                                                  -                  465
               Irwin                                                                457                  451
                                                                          -------------         ------------
               Combined                                                   $       7,158         $      6,368
                                                                          =============         ============


NOTE 3.   INVESTMENTS IN SECURITIES

          The amortized cost and approximate fair values of investments in securities at December 31, 1997 and 1996 were as follows:

                                                                                     GROSS           GROSS
                                                                   AMORTIZED      UNREALIZED       UNREALIZED         FAIR
                                                                     COST            GAINS           LOSSES           VALUE
                                                               --------------   -------------   --------------   -------------
                                                                                     (DOLLARS IN THOUSANDS)
                                                               ---------------------------------------------------------------
             SECURITIES AVAILABLE FOR SALE
                DECEMBER 31, 1997:
                  U. S. GOVERNMENT AND AGENCY SECURITIES       $       79,636   $         287   $        (101)   $      79,822
                  MORTGAGE-BACKED SECURITIES                            6,984             120             (19)           7,085
                  STATE AND MUNICIPAL SECURITIES                        5,660             174               -            5,834
                  OTHER SECURITIES                                        525               -             (67)             458
                                                               --------------   -------------   -------------    -------------
                                                               $       92,805   $         581   $        (187)   $      93,199
                                                               ==============   =============   =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________



NOTE 3.   INVESTMENTS IN SECURITIES (CONTINUED)

                                                      AMORTIZED      UNREALIZED       UNREALIZED         FAIR
                                                        COST            GAINS           LOSSES           VALUE
                                                   -------------   -------------   -------------    -------------
                                                                        (DOLLARS IN THOUSANDS)
                                                   --------------------------------------------------------------
         December 31, 1996:
            U. S. Government and agency securities   $    84,744     $       251     $      (468)     $    84,527
            Mortgage-backed securities                    12,555             135             (52)          12,638
            State and municipal securities                 5,529             127               -            5,656
            Other securities                                 525               -             (70)             455
                                                   -------------   -------------   -------------    -------------
                                                     $   103,353     $       513     $      (590)     $   103,276
                                                   =============   =============   =============    =============

         Securities Held to Maturity
          December 31, 1997:
            U. S. Government and Agency Securities   $     8,995     $         1     $       (10)     $     8,986
            Mortgage-backed Securities                     2,951              27             (10)           2,968
            State and Municipal Securities                18,074             557              (8)          18,623
                                                   -------------   -------------   -------------    -------------
                                                     $    30,020     $       585     $       (28)     $    30,577
                                                   =============   =============   =============    =============

          December 31, 1996:
            U. S. Government and agency securities   $    11,238     $         -     $      (200)     $    11,038
            Mortgage-backed securities                     4,326              27             (44)           4,309
            State and municipal securities                16,426             493             (28)          16,891
                                                   -------------   -------------   -------------    -------------
                                                     $    31,990     $       520     $      (272)     $    32,238
                                                   =============   =============   =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________



NOTE 3.   INVESTMENTS IN SECURITIES (CONTINUED)

          The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                            SECURITIES AVAILABLE FOR SALE          SECURITIES HELD TO MATURITY
                                         ----------------------------------    ----------------------------------
                                              AMORTIZED             FAIR            AMORTIZED             FAIR
                                                 COST              VALUE               COST              VALUE
                                         ---------------    ---------------    ---------------    ---------------
                                                                   (DOLLARS IN THOUSANDS)
                                         ------------------------------------------------------------------------
          Due in one year or less          $      25,022      $      25,067      $       2,057      $       2,063
          Due from one year to five years         52,641             52,809             11,293             11,439
          Due from five to ten years               5,755              5,834             13,020             13,365
          Due after ten years                      1,878              1,946                699                742
          Mortgage-backed securities               6,984              7,085              2,951              2,968
          Marketable equity securities               525                458                  -                  -
                                         ---------------    ---------------    ---------------    ---------------
                                           $      92,805      $      93,199      $      30,020      $      30,577
                                         ===============    ===============    ===============    ===============

          Securities with a carrying value of $69,033,000 and $79,946,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

          Gains and losses on sales of securities available for sale consist of the following:

                                                                       DECEMBER 31,
                                                   -------------------------------------------------
                                                          1997             1996                1995
                                                   ------------     -------------       ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                   -------------------------------------------------
     Gross gains on sales of securities              $       26       $        13         $       37
     Gross losses on sales of securities                    (48)              (18)               (36)
                                                   -------------    --------------      -------------
     Net realized gains (losses) on sales of
       securities available for sale                 $      (22)      $        (5)        $        1
                                                   =============    ==============      =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                              DECEMBER 31,
                                                                  -----------------------------------
                                                                          1997                1996
                                                                  ---------------     ---------------
                                                                         (DOLLARS IN THOUSANDS)
                                                                  -----------------------------------
            Commercial and financial                                $      72,171       $      69,772
            Agricultural                                                   41,882              35,525
            Real estate - construction                                     13,117              13,612
            Real estate - mortgage, farmland                               55,245              52,978
            Real estate - mortgage, commercial                            108,339              89,708
            Real estate - mortgage, residential                           127,767             121,448
            Consumer instalment loans                                      68,959              67,572
            Other                                                           2,764               2,229
                                                                  ---------------     ---------------
                                                                          490,244             452,844
            Allowance for loan losses                                       7,627               7,273
                                                                  ---------------     ---------------
                                                                    $     482,617       $     445,571
                                                                  ===============     ===============

          The total recorded investment in impaired loans was $10,054,000 and $5,130,000 at December 31, 1997 and 1996, respectively. Included in these loans were $5,680,000 and $2,408,000 that had related allowances for loan losses of $1,060,000 and $609,000 at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans for 1997 and 1996 was $7,686,000 and $4,024,000, respectively.
          Interest income on impaired loans of $383,000 and $159,000 was recognized for cash payments received for the years ended 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

          The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31, 1997 and 1996 are as follows:

                                                                               DECEMBER 31,
                                                                  -----------------------------------
                                                                        1997                1996
                                                                  ---------------     ---------------
                                                                         (DOLLARS IN THOUSANDS)
                                                                  -----------------------------------
        BALANCE, BEGINNING OF YEAR                                  $      21,235       $      13,153
          Advances                                                         18,708              16,310
          Repayments                                                      (14,593)             (8,609)
          Transactions due to change(s) in related parties                 (1,708)                381
                                                                  ---------------     ---------------
        BALANCE, END OF YEAR                                        $      23,642       $      21,235
                                                                  ===============     ===============

          Changes in the allowance for loan losses are as follows:

                                                                         DECEMBER 31,
                                                     -------------------------------------------------
                                                         1997              1996              1995
                                                     -------------     -------------     -------------
                                                                   (DOLLARS IN THOUSANDS)
                                                     -------------------------------------------------
  BALANCE, BEGINNING OF YEAR                           $     7,273       $     5,890       $     5,169
    Allowance for loan losses of acquired subsidiary             -             1,211                 -
    Provision charged to operations                          2,731             1,919             1,241
    Loans charged off                                       (3,338)           (2,291)             (988)
    Recoveries                                                 961               544               468
                                                     -------------     -------------     -------------
  BALANCE, END OF YEAR                                 $     7,627       $     7,273       $     5,890
                                                     =============     =============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5.   PREMISES AND EQUIPMENT, NET

          Major classifications of these assets are summarized as follows:

                                                                                DECEMBER 31,
                                                                      -------------------------------
                                                                          1997               1996
                                                                      -------------     -------------
                                                                           (DOLLARS IN THOUSANDS)
                                                                      -------------------------------
            Land                                                        $     4,535       $     3,777
            Buildings                                                        13,761            11,978
            Equipment                                                        14,291            13,553
            Construction in progress                                            649               732
                                                                      -------------     -------------
                                                                             33,236            30,040
            Accumulated depreciation                                         14,182            13,842
                                                                      -------------     -------------
                                                                        $    19,054       $    16,198
                                                                      =============     =============

          Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,923,000, $1,465,000 and $1,283,000, respectively.


NOTE 6.   EMPLOYEE BENEFIT PLANS

          The Company and its subsidiaries have adopted simplified employee pension plans for substantially all employees. These plans are SEP-IRA defined contribution plans. Contributions to these plans charged to expense during 1997, 1996 and 1995 amounted to $1,093,000, $879,000 and $588,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.   DEFERRED COMPENSATION PLANS

          The Company and two subsidiary banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected term of active employment. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Aggregate compensation expense under the plans were $70,000, $12,000 and $55,000 for 1997, 1996 and 1995, respectively, and is included in other operating expenses.


NOTE 8.   STOCK OPTION PLANS

          The Company has three fixed stock option plans under which it has granted options to its Chief Executive Officer to purchase common stock at the fair market price on the date of grant. All of the options are intended to be incentive stock options qualifying under
          Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1985 plan, options to purchase 26,667 shares were granted. All of these options were exercised in 1995. Under the 1992 plan, options to purchase 8,334 shares were granted. None of these options have been exercised, however, all of the options were exercisable as of December 31, 1997. Options under the 1992 Plan expire in 2002. Under the 1997 Plan, options to purchase 56,250 shares were granted. Options under the 1997 Plan are fully vested and are exercisable over a period of ten years subject to certain limitations as to aggregate fair market value (determined as of the date of the grant) of all options exercisable for the first time by the optionee during any calendar year (the "$100,000 Per-year Limitation"). Under The 1997 Plan, options to purchase 6,625 shares were exercisable.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8.   STOCK OPTION PLANS (CONTINUED)

          A summary of the status of the three fixed plans at December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is as follows:

                                                1997                            1996                            1995
                                  ------------------------------    ---------------------------    -----------------------------
                                                      WEIGHTED-                      WEIGHTED-                       WEIGHTED-
                                                       Average                        Average                         Average
                                                      EXERCISE                       EXERCISE                         EXERCISE
                                      NUMBER            Price          NUMBER          PRICE          NUMBER           PRICE
                                  -------------    -------------    ----------    -------------    ----------     --------------
    Under option, beginning of
      the year                            8,334      $      5.40         8,334      $     5.40         35,001       $       4.86
      Granted                            56,250            13.60             -               -              -                  -
      Exercised                               -                -             -               -        (26,667)              4.69
      Forfeited                               -                -             -               -              -                  -
                                  -------------                     ----------                     ----------
    Under option, end of year            64,584            12.54         8,334            5.40          8,334               5.40
                                  =============                     ==========                     ==========


    Exercisable at end of year           14,959                          6,668                          5,002
                                  =============                     ==========                     ==========


    Weighted-average fair
      value per option of
      options granted
      during year                       $  4.11                              -                              -
                                  =============                     ==========                     ==========

          A FURTHER SUMMARY ABOUT OPTIONS OUTSTANDING AT DECEMBER 31, 1997 IS AS
          FOLLOWS:

                                          OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                 --------------------------------------------------------------------    --------------------------------
                                                        WEIGHTED-
                                                         Average          WEIGHTED-                           WEIGHTED-
                     Range of                          Contractual         Average                             Average
                     Exercise           Number           Life in          Exercise           Number           Exercise
                      Prices          Outstanding         Years             Price          Outstanding          Price
                 ---------------    -------------    -------------    ---------------    -------------    ---------------
                   $        5.40            8,334              5.0      $        5.40            8,334      $      5.40
                           13.60           56,250              9.3              13.60            6,625            13.60
                                    -------------                                        -------------
                                           64,584             8.75              12.54           14,959             9.03
                                    =============                                        =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8.   STOCK OPTION PLANS (CONTINUED)

          As permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1997, 1996 and 1995. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and net income per share would have been reduced as follows:

                                                                  DECEMBER 31,
                              --------------------------------------------------------------------------------------------------
                                             1997                              1996                             1995
                              -------------------------------    ------------------------------   ------------------------------
                                                    BASIC                             BASIC                            BASIC
                                    NET           NET INCOME          NET          NET INCOME          NET          NET INCOME
                                  INCOME          PER SHARE          INCOME         PER SHARE         INCOME         PER SHARE
                              ------------    ---------------    ------------   ---------------   ------------   ---------------
                As reported     $    7,446      $        1.03      $    7,158     $        1.01     $    6,368     $      0.95
                Stock based
                 compensation,
                 net of related
                 tax effect           (153)             (0.02)              -                 -              -               -
                              ------------    ---------------    ------------   ---------------   ------------   ---------------
                As adjusted     $    7,293      $        1.01      $    7,158     $        1.01     $    6,368     $      0.95
                              ============    ===============    ============   ===============   ============   ===============


                                                                  DECEMBER 31,
                              --------------------------------------------------------------------------------------------------
                                             1997                              1996                             1995
                              -------------------------------    ------------------------------   ------------------------------
                                                   DILUTED                           DILUTED                          DILUTED
                                    NET           NET INCOME          NET          NET INCOME          NET          NET INCOME
                                  INCOME          PER SHARE          INCOME         PER SHARE         INCOME         PER SHARE
                              ------------    ---------------    ------------   ---------------   ------------   ---------------
                As reported     $    7,446      $        1.02      $    7,158     $        1.01     $    6,368     $        0.95
                Stock based
                 compensation,
                 net of related
                 tax effect           (153)             (0.02)              -                 -              -                 -
                              ------------    ---------------    ------------   ---------------   ------------   ---------------
                As adjusted     $    7,293      $        1.00      $    7,158     $        1.01     $    6,368     $        0.95
                              ============    ===============    ============   ===============   ============   ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8.   STOCK OPTION PLANS (CONTINUED)

          The fair value of the options granted in 1997 was based upon the discounted value of future cash flows of the options using the following assumptions:

                   Risk-free interest rate                                                      6.13%
                   Expected life of the options                                             10 years
                   Expected dividends (as a percent of the fair value of the stock)             1.92%
                   Expected volatility                                                         13.17%

          At the annual meeting on April 15, 1997, the shareholders approved the ABC Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the "Omnibus Plan"). Awards granted under the Omnibus Plan may be in the form of Qualified or Nonqualified Stock Options, Restricted Stock, Stock Appreciation Rights ("SARS"), Long-Term Incentive Compensation Units consisting of a combination of cash and Common Stock, or any combination thereof within the limitations set forth in the Omnibus Plan. The Omnibus Plan provides that the aggregate number of shares of the Company's Common Stock which may be subject to award may not exceed 531,250, subject to adjustment in certain circumstances to prevent dilution. As of December 31, 1997, no awards have been granted under the Omnibus Plan.

NOTE 9.   OTHER BORROWINGS

          Other borrowings consist of the following:

                                                                                      DECEMBER 31,
                                                                         ------------------------------------
                                                                                 1997                1996
                                                                         ----------------    ----------------
                                                                                 (DOLLARS IN THOUSANDS)
                                                                         ------------------------------------

                 Advances under revolving credit agreement with            $        5,000      $        5,000
                  SunTrust Bank with interest at the three month
                  LIBOR rate plus .9% (6.86% at December 31,
                  1997) due on March 30, 1998; unsecured.
                 Advances from Federal Home Loan Bank with interest                10,000              10,000
                  at adjustable rates (ranging from 5.72% to 6.22%
                  at December 31, 1997) due at various dates from
                  from April 1, 1998 to March 21, 2002.
                 Advance from Federal Home Loan Bank with interest at a               400               9,200
                  fixed rate (6.48% at December 31, 1997) due in annual
                  installments of $50,000 through June 5, 2005.
                                                                         ----------------    ----------------
                                                                           $       15,400      $       24,200
                                                                         ================    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 9.   OTHER BORROWINGS (CONTINUED)

          The advances from the Federal Home Loan Bank are collateralized by the pledging of first mortgage loans and other specific loans. One subsidiary bank has also pledged mortgage-backed securities having an aggregate market value of approximately $1,628,000 at December 31, 1997.

          Other borrowings at December 31, 1997 have maturities in future years as follows:

                                                                                           (DOLLARS IN
                                                                                            THOUSANDS)
                                                                                          --------------
                   1998                                                                     $      9,050
                   1999                                                                            3,050
                   2000                                                                            2,050
                   2001                                                                               50
                   2002                                                                            1,050
                   Later years                                                                       150
                                                                                          --------------
                                                                                            $     15,400
                                                                                          ==============

NOTE 10.  INCOME TAXES

          The total income taxes in the consolidated statements of income are as follows:

                                                                                    DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1997               1996               1995
                                                               -------------      -------------      -------------
                                                                              (DOLLARS IN THOUSANDS)
                                                               ---------------------------------------------------
                   Current                                       $     3,568        $     3,221        $     2,945
                   Deferred                                             (449)              (382)              (193)
                                                               -------------      -------------      -------------
                                                                 $     3,119        $     2,839        $     2,752
                                                               =============      =============      =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 10.  INCOME TAXES (CONTINUED)

          The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                   DECEMBER 31,
                                         -----------------------------------------------------------------------------------------
                                                      1997                            1996                           1995
                                         ----------------------------    ----------------------------    -------------------------
                                             AMOUNT          PERCENT         AMOUNT          PERCENT         AMOUNT        PERCENT
                                         ------------    ------------    ------------    ------------    ------------    ---------
                                                                       (DOLLARS IN THOUSANDS)
                                         -----------------------------------------------------------------------------------------
        Tax provision at statutory rate    $    3,592         34   %       $    3,399         34   %       $    3,100          34 %
        Increase (decrease) resulting
          from:
          Tax-exempt interest                    (439)        (4)                (359)        (4)                (336)          (4)
          Amortization of excess
           cost over assets acquired              167          2                   82          1                   30            1
          Changes in valuation allowance
           for deferred taxes                     (94)        (1)                (228)        (2)                 (67)          (1)
          Other                                  (107)        (1)                 (55)        (1)                  25            -
                                         ------------    ------------    ------------    ------------    ------------    ---------
        Provision for  income taxes        $    3,119         30   %       $    2,839         28   %       $    2,752          30 %
                                         ============    ============    ============    ============    ============    =========

          Net deferred income tax assets of $1,814,000 and $1,517,000 at December 31, 1997 and 1996, respectively, are included in other assets. The components of deferred income taxes are as follows:

                                                                                       DECEMBER 31,
                                                                             ------------------------------
                                                                                    1997             1996
                                                                             -------------    -------------
                                                                                  (DOLLARS IN THOUSANDS)
                                                                             ------------------------------
                 DEFERRED TAX ASSETS:
                  Loan loss reserves                                           $     1,853      $     1,641
                  Deferred compensation                                                192              271
                  Unrealized loss on securities available for sale                       -               18
                  Other                                                                 78                -
                  Net operating loss tax carryforward                                  237              261
                  Alternative minimum tax credits                                      142              142
                  Less valuation allowance                                               -              (94)
                                                                             -------------    -------------
                                                                                     2,502            2,239
                                                                             -------------    -------------
                 DEFERRED TAX LIABILITIES:
                  Deprecation and amortization                                         554              690
                  Other                                                                  -               32
                  Unrealized gain on securities available for sale                     134                -
                                                                             -------------    -------------
                                                                                       688              722
                                                                             -------------    -------------

                  Net deferred tax assets                                      $     1,814      $     1,517
                                                                             =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 11.  EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share. All amounts are presented in thousands, except per share amounts.

                                                                       YEAR ENDED DECEMBER 31, 1997
                                                         -------------------------------------------------------
                                                              INCOME             SHARES            PER SHARE
                                                           (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                         ----------------    --------------     ----------------
                 BASIC EARNINGS PER SHARE
                 Net income                                $        7,446             7,252       $         1.03

                 EFFECT OF DILUTIVE SECURITIES
                 Stock options                                          -                13
                                                         ----------------    --------------

                 DILUTIVE EARNINGS PER SHARE
                 Net income                                $        7,446             7,265       $         1.02
                                                         ================    ==============     ================


                                                                       YEAR ENDED DECEMBER 31, 1996
                                                         -------------------------------------------------------
                                                             INCOME              SHARES            PER SHARE
                                                           (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                         ----------------    --------------     ----------------
                 BASIC EARNINGS PER SHARE
                 Net income                                $        7,158             7,056       $         1.01
                                                                                                ================

                 EFFECT OF DILUTIVE SECURITIES
                 Stock options                                          -                 5
                                                         ----------------    --------------

                 DILUTIVE EARNINGS PER SHARE
                 Net income                                $        7,158             7,061       $         1.01
                                                         ================    ==============     ================

                                                                         YEAR ENDED DECEMBER 31, 1995
                                                         -------------------------------------------------------
                                                             INCOME              SHARES            PER SHARE
                                                           (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                         ----------------    --------------     ----------------
                 BASIC EARNINGS PER SHARE
                 Net income                                $        6,368             6,679       $         0.95
                                                                                                ================

                 EFFECT OF DILUTIVE SECURITIES
                 Stock options                                          -                15
                                                         ----------------    --------------

                 DILUTIVE EARNINGS PER SHARE
                 Net income                                $        6,368             6,694       $         0.95
                                                         ================    ==============     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12.  COMMITMENTS AND CONTINGENT LIABILITIES

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

                                                                                 DECEMBER 31,
                                                                       -------------------------------
                                                                            1997              1996
                                                                       -------------     -------------
                                                                            (DOLLARS IN THOUSANDS)
                                                                       -------------------------------
            Commitments to extend credit                                 $    81,682       $    64,904
            Credit card commitments                                            7,153             3,077
            Standby letters of credit                                          1,584             1,436
                                                                       -------------     -------------
                                                                         $    90,419       $    69,417
                                                                       =============     =============

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


NOTE 12.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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


NOTE 13.  CONCENTRATIONS OF CREDIT

          The Banks make agricultural, agribusiness, commercial, residential and consumer loans to customers primarily in counties in south Georgia and southeast Alabama. A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical area served by the Banks.

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

          The Company has a concentration of funds on deposit at its primary correspondent banks at December 31, 1997, as follows:


           Noninterest-bearing accounts                         $   20,062,000
                                                               ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 14.  REGULATORY MATTERS

          The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, approximately $4,960,000 of retained earnings were available for dividend declaration without regulatory approval.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Banks meet all capital adequacy requirements to which it is subject.

          As of December 31, 1997, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14.  REGULATORY MATTERS (CONTINUED)

          The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                                               TO BE WELL
                                                                                 FOR CAPITAL                CAPITALIZED UNDER
                                                                                  ADEQUACY                  PROMPT CORRECTIVE
                                                     ACTUAL                       PURPOSES                  ACTION PROVISIONS
                                          --------------------------    --------------------------    --------------------------
                                             AMOUNT          RATIO         AMOUNT         RATIO           AMOUNT          RATIO
                                          -------------   ----------    -------------   ----------    -------------   ----------
                                                                           (DOLLARS IN THOUSANDS)
                                          --------------------------------------------------------------------------------------
         AS OF DECEMBER 31, 1997
         TOTAL CAPITAL
           (TO RISK WEIGHTED ASSETS):
           CONSOLIDATED                     $    64,178        13.32%     $    38,534         8.00%     $    48,169        10.00%
           AMERICAN BANKING COMPANY         $    11,298        11.55%     $     7,824         8.00%     $     9,780        10.00%
           HERITAGE COMMUNITY BANK          $     3,785        13.11%     $     2,309         8.00%     $     2,887        10.00%
           BANK OF THOMAS COUNTY            $     3,317        12.63%     $     2,101         8.00%     $     2,627        10.00%
           CITIZENS SECURITY BANK           $    14,350        18.79%     $     6,110         8.00%     $     7,637        10.00%
           CAIRO BANKING COMPANY            $     7,066        15.10%     $     3,743         8.00%     $     4,679        10.00%
           SOUTHLAND BANK                   $    11,511        11.16%     $     8,249         8.00%     $    10,312        10.00%
           CENTRAL BANK AND TRUST           $     5,474        12.68%     $     3,453         8.00%     $     4,316        10.00%
           FIRST NATIONAL BANK OF
              SOUTH GEORGIA                 $     4,841        12.38%     $     3,128         8.00%     $     3,909        10.00%
           MERCHANTS AND FARMERS BANK       $     3,946        14.34%     $     2,202         8.00%     $     2,752        10.00%
         TIER I CAPITAL
           (TO RISK WEIGHTED ASSETS):
           CONSOLIDATED                     $    58,137        12.07%     $    19,267         4.00%     $    28,901         6.00%
           AMERICAN BANKING COMPANY         $    10,075        10.30%     $     3,912         4.00%     $     5,868         6.00%
           HERITAGE COMMUNITY BANK          $     3,424        11.86%     $     1,155         4.00%     $     1,732         6.00%
           BANK OF THOMAS COUNTY            $     2,988        11.38%     $     1,051         4.00%     $     1,576         6.00%
           CITIZENS SECURITY BANK           $    13,395        17.54%     $     3,055         4.00%     $     4,582         6.00%
           CAIRO BANKING COMPANY            $     6,471        13.83%     $     1,872         4.00%     $     2,808         6.00%
           SOUTHLAND BANK                   $    10,218         9.91%     $     4,125         4.00%     $     6,187         6.00%
           CENTRAL BANK AND TRUST           $     4,933        11.43%     $     1,726         4.00%     $     2,590         6.00%
           FIRST NATIONAL BANK OF
              SOUTH GEORGIA                 $     4,351        11.13%     $     1,564         4.00%     $     2,346         6.00%
           MERCHANTS AND FARMERS BANK       $     3,602        13.09%     $     1,101         4.00%     $     1,651         6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14.  REGULATORY MATTERS (CONTINUED)

                                                                                                             TO BE WELL
                                                                               FOR CAPITAL                CAPITALIZED UNDER
                                                                                ADEQUACY                  PROMPT CORRECTIVE
                                                   ACTUAL                       PURPOSES                  ACTION PROVISIONS
                                       ---------------------------    --------------------------    --------------------------
                                           AMOUNT          RATIO          AMOUNT        RATIO           AMOUNT        RATIO
                                       --------------   ----------    -------------   ----------    -------------   ----------
                                                                         (DOLLARS IN THOUSANDS)
                                       ---------------------------------------------------------------------------------------
         AS OF DECEMBER 31, 1997
           (CONTINUED)
         TIER I CAPITAL
           (TO AVERAGE ASSETS):
           CONSOLIDATED                   $   58,137        8.60%     $    27,039         4.00%     $    33,799         5.00%
           AMERICAN BANKING COMPANY       $   10,075        8.46%     $     4,792         4.00%     $     5,990         5.00%
           HERITAGE COMMUNITY BANK        $    3,424        8.53%     $     1,617         4.00%     $     2,022         5.00%
           BANK OF THOMAS COUNTY          $    2,988        8.25%     $     1,443         4.00%     $     1,804         5.00%
           CITIZENS SECURITY BANK         $   13,395       10.89%     $     4,975         4.00%     $     6,219         5.00%
           CAIRO BANKING COMPANY          $    6,471        8.66%     $     3,029         4.00%     $     3,786         5.00%
           SOUTHLAND BANK                 $   10,218        7.37%     $     5,543         4.00%     $     6,929         5.00%
           CENTRAL BANK AND TRUST         $    4,933        8.36%     $     2,345         4.00%     $     2,931         5.00%
           FIRST NATIONAL BANK OF
             SOUTH GEORGIA                $    4,351        8.28%     $     2,101         4.00%     $     2,626         5.00%
           MERCHANTS AND FARMERS BANK     $    3,602        8.45%     $     1,724         4.00%     $     2,156         5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 14.  REGULATORY MATTERS (CONTINUED)

                                                                                                            TO BE WELL
                                                                              FOR CAPITAL                CAPITALIZED UNDER
                                                                               ADEQUACY                  PROMPT CORRECTIVE
                                                  ACTUAL                       PURPOSES                  ACTION PROVISIONS
                                       --------------------------    --------------------------    --------------------------
                                           AMOUNT         RATIO          AMOUNT         RATIO         AMOUNT          RATIO
                                       -------------   ----------    -------------   ----------    -------------   ----------
                                                                        (DOLLARS IN THOUSANDS)
                                       --------------------------------------------------------------------------------------
         As of December 31, 1996
         Total Capital
           (to Risk Weighted Assets):
           Consolidated                  $   62,996      13.93%     $    36,184         8.00%     $    45,230        10.00%
           American Banking Company      $   10,851      11.74%     $     7,394         8.00%     $     9,243        10.00%
           Heritage Community Bank       $    3,778      13.15%     $     2,298         8.00%     $     2,873        10.00%
           Bank of Thomas County         $    3,071      10.69%     $     2,298         8.00%     $     2,873        10.00%
           Citizens Security Bank        $   11,952      18.44%     $     5,184         8.00%     $     6,481        10.00%
           Cairo Banking Company         $    7,317      15.31%     $     3,823         8.00%     $     4,779        10.00%
           Southland Bank                $   10,125      11.11%     $     7,291         8.00%     $     9,113        10.00%
           Central Bank and Trust        $    5,254      13.11%     $     3,206         8.00%     $     4,008        10.00%
           First National Bank of
             South Georgia               $    5,625      18.74%     $     2,401         8.00%     $     3,002        10.00%
           Merchants and Farmers Bank    $    4,503      15.59%     $     2,311         8.00%     $     2,889        10.00%
         Tier I Capital
           (to Risk Weighted Assets):
           Consolidated                  $   57,322      12.67%     $    18,092         4.00%     $    27,138         6.00%
           American Banking Company      $    9,767      10.56%     $     3,700         4.00%     $     5,549         6.00%
           Heritage Community Bank       $    3,418      11.90%     $     1,149         4.00%     $     1,723         6.00%
           Bank of Thomas County         $    2,757       9.60%     $     1,149         4.00%     $     1,723         6.00%
           Citizens Security Bank        $   11,137      17.19%     $     2,592         4.00%     $     3,888         6.00%
           Cairo Banking Company         $    6,707      14.03%     $     1,912         4.00%     $     2,868         6.00%
           Southland Bank                $    8,985       9.86%     $     3,645         4.00%     $     5,468         6.00%
           Central Bank and Trust        $    4,753      11.86%     $     1,603         4.00%     $     2,405         6.00%
           First National Bank of
             South Georgia               $    5,249      17.49%     $     1,201         4.00%     $     1,801         6.00%
           Merchants and Farmers Bank    $    4,195      14.52%     $     1,156         4.00%     $     1,733         6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 14.  REGULATORY MATTERS (CONTINUED)

                                                                                                             TO BE WELL
                                                                               FOR CAPITAL                CAPITALIZED UNDER
                                                                                ADEQUACY                  PROMPT CORRECTIVE
                                                   ACTUAL                       PURPOSES                  ACTION PROVISIONS
                                       ---------------------------    --------------------------    --------------------------
                                           AMOUNT          RATIO         AMOUNT         RATIO           AMOUNT        RATIO
                                       --------------   ----------    -------------   ----------    -------------   ----------
                                                                        (DOLLARS  IN THOUSANDS)
                                       ---------------------------------------------------------------------------------------
         As of December 31, 1996
           (Continued)
         Tier I Capital
           (to Average Assets):
           Consolidated                   $    57,322         9.40%     $    24,648         4.00%     $    30,856         5.00%
           American Banking Company       $     9,767         8.30%     $     4,707         4.00%     $     5,884         5.00%
           Heritage Community Bank        $     3,418         8.72%     $     1,568         4.00%     $     1,960         5.00%
           Bank of Thomas County          $     2,757         7.62%     $     1,447         4.00%     $     1,809         5.00%
           Citizens Security Bank         $    11,137         9.64%     $     4,622         4.00%     $     5,777         5.00%
           Cairo Banking Company          $     6,707         8.95%     $     2,998         4.00%     $     3,747         5.00%
           Southland Bank                 $     8,985         7.16%     $     5,020         4.00%     $     6,274         5.00%
           Central Bank and Trust         $     4,753         8.54%     $     2,226         4.00%     $     2,783         5.00%
           First National Bank of
             South Georgia                $     5,249         9.46%     $     2,219         4.00%     $     2,774         5.00%
           Merchants and Farmers Bank     $     4,195        10.13%     $     1,656         4.00%     $     2,071         5.00%

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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


NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

           The carrying value and estimated fair value of the Company's financial instruments were as follows:

                                                      DECEMBER 31, 1997                 DECEMBER 31, 1996
                                               ------------------------------    ------------------------------
                                                   CARRYING          FAIR             CARRYING           FAIR
                                                    AMOUNT           Value             AMOUNT           Value
                                               -------------    -------------    -------------    -------------
                                                                     (DOLLARS IN THOUSANDS)
                                               ----------------------------------------------------------------
        Financial assets:
          Cash and short-term investments        $    37,151      $    37,151      $    51,521      $    51,521
                                               =============    =============    =============    =============
          Investments in securities              $   123,219      $   123,776      $   135,266      $   135,514
                                               =============    =============    =============    =============

          Loans                                  $   490,244      $   505,637      $   452,844      $   438,263
          Allowance for loan losses                   (7,627)               -           (7,273)               -
                                               -------------    -------------    -------------    -------------
               Loans, net                        $   482,617      $   505,637      $   445,571      $   438,263
                                               =============    =============    =============    =============

          Financial liabilities:
          Noninterest-bearing demand             $    90,109      $    90,109      $    87,006      $    87,006
          Interest-bearing demand                    128,294          128,294          125,255          125,255
          Savings                                     46,715           46,715           45,269           45,269
          Time deposits                              335,593          343,990          320,375          322,450
                                               -------------    -------------    -------------    -------------
          Total deposits                         $   600,711      $   609,108      $   577,905      $   579,980
                                               =============    =============    =============    =============

       Federal funds purchased and securities
          sold under agreements to repurchase    $       660      $       660      $       997      $       997
                                               =============    =============    =============    =============
       Other borrowings                          $    15,400      $    15,400      $    24,200      $    24,200
                                               =============    =============    =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 16.    CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
            (PARENT COMPANY ONLY)

                                                    CONDENSED BALANCE SHEETS
                                                   DECEMBER 31, 1997 AND 1996
                                                     (DOLLARS IN THOUSANDS)

                                                                                      1997              1996
                                                                               -------------     -------------
                 ASSETS
                   Cash                                                          $     2,262       $     2,081
                   Investment in subsidiaries                                         67,172            62,043
                   Other assets                                                        5,189             5,160
                                                                               -------------     -------------

                   Total assets                                                  $    74,623       $    69,284
                                                                               =============     =============

                 LIABILITIES
                   Other borrowings                                              $     5,000       $     5,000
                   Other liabilities                                                   1,470             1,314
                                                                               -------------     -------------

                   Total liabilities                                                   6,470             6,314
                                                                               -------------     -------------

                 STOCKHOLDERS' EQUITY                                                 68,153            62,970
                                                                               -------------     -------------

                   Total liabilities and stockholders' equity                    $    74,623       $    69,284
                                                                               =============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 16.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (CONTINUED)

                                                 CONDENSED STATEMENTS OF INCOME
                                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                     (DOLLARS IN THOUSANDS)

                                                                      1997               1996             1995
                                                                 -------------    -------------    -------------
              INCOME
                Dividends from subsidiaries                        $     7,911      $     5,358      $     2,423
                Interest                                                    63               44              145
                Fee income                                               5,392            2,953            2,772
                Other income                                               446              111               25
                                                                 -------------    -------------    -------------
                  Total income                                          13,812            8,466            5,365
                                                                 -------------    -------------    -------------

              EXPENSE
                Interest                                                   353              230              114
                Amortization and depreciation                              567              477              485
                Merger and acquisition expense                             406              708                -
                Other expense                                            6,365            4,408            2,997
                                                                 -------------    -------------    -------------
                      Total expense                                      7,691            5,823            3,596
                                                                 -------------    -------------    -------------

                      Income before income tax benefits
                        and equity in undistributed earnings
                        of subsidiaries                                  6,121            2,643            1,769

                INCOME TAX BENEFITS                                        828              889              117
                                                                 -------------    -------------    -------------

                      Income before equity in undistributed
                        earnings of subsidiaries                         6,949            3,532            1,886

                EQUITY IN UNDISTRIBUTED EARNINGS
                OF SUBSIDIARIES                                            497            3,626            4,482
                                                                 -------------    -------------    -------------

                      Net income                                   $     7,446      $     7,158      $     6,368
                                                                 =============    =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 16.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (CONTINUED)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                       (DOLLARS IN THOUSANDS)

                                                                       1997              1996              1995
                                                                  -------------     -------------     -------------
              OPERATING ACTIVITIES
                Net income                                          $     7,446       $     7,158       $     6,368
                                                                  -------------     -------------     -------------
                Adjustments to reconcile net income to
                 net cash provided by operating activities:
                 Depreciation and amortization                              208               117               175
                 Amortization of intangible assets                          359               360               310
                 Undistributed earnings of subsidiaries                    (497)           (3,626)           (4,482)
                 (Increase) decrease in interest receivable                   6                10                (9)
                 Decrease in interest payable                                79               (11)                -
                 Increase (decrease) in taxes payable                       199              (169)             (148)
                 Provision for deferred taxes                              (231)              (38)               14
                 (Increase) decrease in due from subsidiaries               136              (333)              (56)
                 Other prepaids, deferrals and accruals, net                 51              (240)              (87)
                                                                  -------------     -------------     -------------
                    Total adjustments                                       310            (3,930)           (4,283)
                                                                  -------------     -------------     -------------

                    Net cash provided by operating activities             7,756             3,228             2,085
                                                                  -------------     -------------     -------------

              INVESTING ACTIVITIES
                 (Increase) decrease in interest-bearing deposits             -             2,060              (560)
                 in banks
                 Purchases of premises and equipment                       (935)             (482)             (281)
                 Proceeds from sale of premises                               -                10                17
                 Contribution of capital to subsidiary bank              (4,200)                -                 -
                 Cash paid for purchased subsidiary                           -            (6,216)                -
                 Proceeds from maturities of securities
                 held t0 maturity                                           200                 -                 -
                                                                  -------------     -------------     -------------

                 Net cash used in investing activities                   (4,935)           (4,628)             (824)
                                                                  -------------     -------------     -------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 16.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (CONTINUED)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                       (DOLLARS IN THOUSANDS)

                                                                      1997               1996              1995
                                                                  -------------     -------------     -------------
               FINANCING ACTIVITIES
                 Proceeds from other borrowings                     $         -       $     5,000       $         -
                 Repayment of other borrowings                                -            (2,200)             (150)
                 Proceeds from exercise of stock options                      -                 -               125
                 Proceeds from exercise of stock options
                   of pooled subsidiaries                                     -               254                85
                 Treasury stock transactions, net                             -                26                (1)
                 Purchase of fractional shares                               (7)               (7)               (3)
                 Dividends paid                                          (2,633)           (1,763)           (1,395)
                                                                  -------------     -------------     -------------

                    Net cash provided by (used in)
                         financing activities                            (2,640)            1,310            (1,339)
                                                                  -------------     -------------     -------------

               Net increase (decrease) in cash                              181               (90)              (78)

               Cash at beginning of year                                  2,081             2,171             2,249
                                                                  -------------     -------------     -------------

               Cash at end of year                                  $     2,262       $     2,081       $     2,171
                                                                  =============     =============     =============

               SUPPLEMENTAL DISCLOSURE OF
                  CASH FLOW INFORMATION
                  Cash paid during the year for interest            $       274       $       241       $       114