Form 10-Q
period 1998-03-31
ABC BANCORP
filed 1998-05-12
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  MARCH 31, 1998
                                         --------------
                                      OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-16181
                                                 -------


                                  ABC BANCORP
       -----------------------------------------------------------------
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


THERE WERE 7,252,365 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1998.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                         Page
-----                                                        ----

1.   Financial Statements

          Consolidated Balance Sheets                          3

          Consolidated Statements of Income
            & Comprehensive Income                             4

          Consolidated Statements of Cash Flows                5

          Notes to Consolidated Financial Statements           6

2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       7


PART II - OTHER INFORMATION

3.  Submission of Matters to a Vote of
    Securities Holders                                        14

6.  Exhibits and Reports on Form 8-K                          14

     SIGNATURE                                                15

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                         MAR 31        DEC 31
                                                                          1998          1997
                                                                     -----------    ----------
   ASSETS
   Cash and due from banks                                             $ 38,538      $ 36,261
   Federal funds sold                                                     2,465           890
   Securities available for sale, at fair value                         103,023        93,199
   Securities held to maturity, at cost                                  27,717        30,020

   Loans                                                                498,036       490,244
   Less allowance for loan losses                                        10,207         7,627
                                                                       --------      --------
                  Loans, net                                            487,829       482,617
                                                                       --------      --------

   Premises and equipment, net                                           19,204        19,054
   Other assets                                                          28,422        29,845
                                                                       --------      --------
                                                                       $707,198      $691,886
                                                                       ========      ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits
     Noninterest-bearing demand                                          83,674       $90,109
     Interest-bearing demand                                            124,842       128,294
     Savings                                                             49,754        46,715
     Time, $100,000 and over                                             88,051        85,937
     Other time                                                         260,477       249,656
                                                                       --------      --------
             Total deposits                                             606,798       600,711
   Federal funds purchased & securities sold under
        repurchase agreements                                               343           660
   Other borrowings                                                      21,022        15,400
   Other liabilities                                                     11,377         6,962
                                                                       --------      --------
             Total liabilities                                          639,540       623,733
                                                                       --------      --------
   STOCKHOLDERS' EQUITY
     Common stock,par value $1; 15,000,000 shares authorized
      7,524,718 shares issued                                             7,525         7,525
     Surplus                                                             29,677        29,677
     Retained earnings                                                   31,773        32,264
     Accumulated other comprehensive income                                 238           242
                                                                       --------      --------
                                                                         69,213        69,708
                                                                       --------      --------
     Less cost of 272,353 shares acquired for the treasury               (1,555)       (1,555)
                                                                       --------      --------
             Total stockholders' equity                                  67,658        68,153
                                                                       --------      --------
                                                                       $707,198      $691,886
                                                                       ========      ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (Dollars in Thousands)
                                  (Unaudited)

----------------------------------------------------------------------------------------------
                                                                        1998          1997
                                                                     ----------    ---------
   INTEREST INCOME
     Interest and fees on loans                                         $12,638      $12,016
     Interest on taxable securities                                       1,648        1,739
     Interest on nontaxable securities                                      302          298
     Interest on deposits in other banks                                    114           48
     Interest on Federal funds sold                                          20           89
                                                                        -------       ------
                                                                         14,722       14,190
                                                                        -------       ------
   INTEREST EXPENSE
     Interest on deposits                                                 6,253        5,780
     Interest  on securities sold under repurchase
       agreements and other borrowings                                      318          373
                                                                        -------      -------
                                                                          6,571        6,153
                                                                        -------      -------

               Net interest income                                        8,151        8,037
   PROVISION FOR LOAN LOSSES                                              2,628          599
                                                                        -------      -------
               Net interest income after provision for loan losses        5,523        7,438
                                                                        -------      -------

   OTHER INCOME
     Service charges on deposit accounts                                  1,335        1,265
     Other service charges, commissions and fees                            585          502
     Other                                                                   51           39
                                                                        -------      -------
                                                                          1,971        1,806
                                                                        -------      -------
   OTHER EXPENSE
     Salaries and employee benefits                                       3,978        3,568
     Equipment expense                                                      579          554
     Occupancy expense                                                      426          397
     Amortization of intangible assets                                      229          168
     Data processing fees                                                    89          116
     Directors fees                                                         161          145
     FDIC premiums                                                           62           65
     Other operating expenses                                             1,616        1,444
                                                                        -------      -------
                                                                          7,140        6,457
                                                                        -------      -------

               Income before income taxes                                   354        2,787

   Applicable income taxes                                                  120          923
                                                                        -------      -------
               NET INCOME                                               $   234      $ 1,864
                                                                        -------      -------
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Unrealized holding losses arising during period                    $    (4)     $  (423)
               COMPREHENSIVE INCOME                                     $   230      $ 1,441
                                                                        =======      =======
   Income per common share-Basic                                        $  0.03      $  0.26
                                                                        =======      =======
   Income per common share-Diluted                                      $  0.03      $  0.26
                                                                        =======      =======
   Average shares outstanding                                         7,252,365    7,252,365
                                                                      =========    =========

   See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (Dollars in Thousands)
                                  (Unaudited)

----------------------------------------------------------------------------------------------
                                                                         1998          1997
                                                                       --------      --------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $    234      $  1,864
                                                                       --------      --------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                    $    483      $    424
       Provision for loan losses                                          2,628           599
       Amortization of intangible assets                                    229           168
       Other prepaids, deferrals and accruals, net                        5,638         2,706
                                                                       --------      --------
             Total adjustments                                            8,978         3,897
                                                                       --------      --------

             Net cash provided by operating activities                    9,212         5,761
                                                                       --------      --------


   CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of investment securities                   18,196        17,165
     Purchase of investment securities                                  (25,750)      (24,890)
     Proceeds from sales of securities available for sale                     0         5,964
     (Increase) decrease in Federal funds sold                           (1,575)        2,833
     (Increase) decrease in loans                                        (7,840)       (9,461)
     Purchase of premises and equipment                                    (633)       (1,195)
                                                                       --------      --------

             Net cash used in investing activities                      (17,602)       (9,584)
                                                                       --------      --------


   CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                  6,087       (13,307)
     Net increase (decrease) in repurchase agreements                      (317)        5,986
     Increase (decrease) in other borrowings                              5,622           873
     Dividends paid                                                        (725)         (540)
                                                                       --------      --------

             Net cash provided by (used in) financing activities         10,667        (6,988)
                                                                       --------      --------

     Net increase (decrease) in cash and due from banks                $  2,277      $(10,811)

     Cash and due from banks at beginning of period                      36,261        42,901
                                                                       --------      --------

     Cash and due from banks at end of period                          $ 38,538      $ 32,090
                                                                       ========      ========

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. All per share amounts have been adjusted to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend on shares outstanding as of April 15, 1997. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

  The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at March 31, 1998 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 1998, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 1998, total capital decreased $495,000 to $67,658,000. This decrease in capital resulted from the payment of dividends to shareholders of $725,000, which was $491,000 in excess of net earnings for the period, and an increase of approximately $4,000 in unrealized losses on securities available for sale, net of taxes.

  At March 31, 1998, ABC had no binding commitments for capital expenditures. The Company anticipates that approximately $1,000,000 will be required for capital expenditures during the remainder of 1998. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

MERGERS AND ACQUISITIONS

  On July 17, 1997, the Company purchased the assets and assumed the liabilities of the Douglas, Georgia banking center of NationsBank. Total assets of $29.3 million were included in the transaction, with loans totaling $7.3 million. Total deposits of $29.3 million were assumed by ABC. The Douglas branch is now an extension of Citizens Security Bank (formerly The Citizens Bank of Tifton), the Company's wholly-owned subsidiary in Tifton, Georgia ("CSB"). The premium paid upon consummation of this transaction was $3.5 million, and was recorded as an intangible asset on the books of CSB. The Company injected $4.2 million additional capital into CSB in connection with this transaction.

  On August 31, 1997, CSB acquired 100% of the equity of Irwin Bankcorp, Inc., Ocilla, Georgia. The acquisition was accounted for as a pooling of interests. Irwin had total assets of approximately $38 million, loans of approximately $17 million, deposits of approximately $31 million and equity of approximately $6 million. Irwin's wholly-owned subsidiary, The Bank of Ocilla, also became a branch of CSB.

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

COMPARISON OF STATEMENTS OF INCOME

  The net interest margin was 5.27% and 5.44% during the three months ended March 31, 1998 and 1997, respectively, a decrease of 17 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

  Net interest income on a taxable-equivalent basis was $8.2 million as compared to $ 8.0 million during the three months ended March 31, 1998 and 1997, respectively, representing an increase of 2.5%.

  The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $2,628,000 and $599,000 during the three months ended March 31, 1998 and 1997, respectively. Adverse weather conditions during the previous several months in most of the Company's market areas had an adverse impact on some large loans in the Company's portfolio. Management is carefully monitoring the economic conditions, the collateral associated with selected loans and the ability of the customers to repay specific loans in accordance with the negotiated loan agreements.

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

  The allowance for loan losses was 2.05% and 1.56% of total loans outstanding at March 31, 1998 and December 31, 1997. Management considers the allowance for loan losses as of March 31, 1998 adequate to cover potential losses in the loan portfolio.

  Following is a comparison of noninterest income for the three months ended March 31, 1998 and 1997 (dollars in thousands).


                                                Three Months Ended
                                       ---------------------------------
                                       March 1998             March 1997
                                       ----------             ----------

Service charges on deposits              $1,335                 $1,265
Other service charges,
 commissions & fees                         585                    502
Other income                                 51                     39
                                         ------                 ------
TOTAL NONINTEREST INCOME                 $1,971                 $1,806
                                         ======                 ======

  Total noninterest income for the three months ended March 31, 1998 was $165,000 higher than during the same period in 1997.


  Following is an analysis of noninterest expense for the three months ended March, 1998 and 1997 (dollars in thousands).


                                            Three Months Ended
                                   ------------------------------------
                                   March 31, 1998        March 31, 1997
                                   --------------        --------------

Salaries and employee benefits            $3,978                $3,568
Occupancy and equipment expense            1,005                   951
Deposit Insurance Premium                     62                    65
Data processing fees                          89                   116
Other expense                              2,006                 1,757
                                          ------                ------
TOTAL NONINTEREST EXPENSE                 $7,140                $6,457
                                          ======                ======

  Total noninterest expense for the three months ended March 31, 1998 was $683,000 higher than during the same period in 1997.

  Salaries and employee benefits for the three months ended March 31, 1998, were $410,000 higher than during the same period in 1997. The increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and salaries and benefits for the employees of the Douglas branch of Citizens Security Bank, which expenses are not included in the operation for the three months ended March 31, 1997.

  Deposit insurance premiums for the three months ended March 31, 1998 was $3,000 lower than during the same period in 1997.

  Data processing fees for the three months ended March 31, 1998 were $27,000 lower than during the same period in 1997. Other operating expense for the three months ended March 31, 1998 increased $249,000 as compared to the same period in 1997.



  Following is a condensed summary of net income during the three months ended March 31, 1998 and 1997 (dollars in thousands).



                                            Three Months Ended
                                   ------------------------------------
                                   March 31, 1998        March 31, 1997
                                   --------------        --------------


Net interest income                       $8,151                $8,037
Provision for loan losses                  2,628                   599
Other income                               1,971                 1,806
Other expense                              7,140                 6,457
                                          ------                ------
    Income before income
      taxes                                  354                 2,787
Applicable income taxes                      120                   923
                                          ------                ------
 NET INCOME                               $  234                $1,864
                                          ======                ======



  Net income decreased $1,630,000 or 87.45% to $234,000 for the three months ended March 31, 1998 as compared to $1,864,000 for the three months ended
March 31, 1997. Net interest income of ABC and its subsidiaries increased $114,000, offset by an increase in provision for loan losses of $2,029,000 and an increase in all other noninterest expense of $683,000. Net income for the three months ended March 31, 1998 was severely impacted by the increases in the provision for loan losses in the amount of $2,029,000 as compared with the amount provided for the same period in 1997.

COMPARISON OF BALANCE SHEETS

  Total assets increased by $15.3 million, or 2.21%, to $707.2 million at March 31, 1998 from $691.9 million at December 31, 1997.

  Total earning assets increased by $26.7 million, or 4.33%, to $643.3 million at March 31, 1998 from $616.6 million at December 31, 1997.

  Total loans, net of the allowance for loan losses, increased by $5.2 million, or 1.08%, to $487.8 million at March 31, 1998 from $482.6 million at December 31, 1997.

  Total deposits increased by $6.1 million, or 1.01%, to $606.8 million at March 31, 1998 from $600.7 million at December 31, 1997. Approximately 14% and 15% of deposits were noninterest-bearing as of March 31, 1998 and December 31, 1997, respectively.

PART II.  OTHER INFORMATION


ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no matters submitted to a vote of securities holders during the quarter ended March 31, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         There were no exhibits and reports filed on Form 8-K during the quarter ended March 31, 1998.

                                 SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                   ABC BANCORP


      5/7/98                      /s/ W. EDWIN LANE, JR.
______________________           _____________________________________
        DATE                     W. EDWIN LANE, JR.
                                 EXECUTIVE VICE PRESIDENT &
                                 CHIEF FINANCIAL OFFICER
                                 (Duly authorized officer and principal
                                  financial/accounting officer)