Form 10-Q
period 1998-06-30
ABC BANCORP
filed 1998-08-11
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1998
                                                 -------------
                                      OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-16181
                                                 -------


                                  ABC BANCORP
-------------------------------------------------------------------------------
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

THERE WERE 7,252,365 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 1998.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                         Page
-----                                                        ----

1.   Financial Statements

          Consolidated Balance Sheets                          3

          Consolidated Statements of Income and
            Comprehensive Income                               4

          Consolidated Statements of Cash Flows                6

          Notes to Consolidated Financial Statements           7

2.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                      8


PART II - OTHER INFORMATION

3.   Submission of Matters to a Vote of Securities Holders    16

6.   Exhibits and Reports on Form 8-K                         17

       SIGNATURE                                              18

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                           JUNE 30     DEC 31
                                                            1998        1997
ASSETS
------
Cash and due from banks                                    $ 43,561   $ 36,261
Federal Funds sold                                              190        890
Securities available for sale, at fair value                 90,794     93,199
Securities held to maturity, at cost                         25,259     30,020

Loans                                                       503,856    490,244
Less allowance for loan losses                               10,497      7,627
                                                           --------  ---------
         Loans, net                                         493,359    482,617
                                                           --------  ---------

Premises and equipment, net                                  18,939     19,054
Other assets                                                 27,791     29,845
                                                           --------  ---------

                                                           $699,893   $691,886
                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits
 Noninterest -bearing demand                               $ 78,619   $ 90,109
 Interest-bearing demand                                    125,812    128,294
 Savings                                                     49,143     46,715
 Time, $100,000 and over                                     96,059     85,937
 Other time                                                 258,937    249,656
                                                           --------  ---------
     Total deposits                                         608,570    600,711
 Federal funds purchased & securities sold under
   repurchase agreements                                        612        660
Other borrowings                                             15,971     15,400
Other liabilities                                             6,210      6,962
                                                           --------  ---------
      Total liabilities                                     631,363    623,733
                                                           --------  ---------


STOCKHOLDERS' EQUITY
 Common stock,par value $1;  15,000,000 shares authorized
  7,524,718 shares issued                                     7,525      7,525
 Surplus                                                     29,677     29,677
 Retained earnings                                           32,666     32,264
 Accumulated other comprehensive income                         217        242
                                                           --------  ---------
                                                             70,085     69,708
 Less cost of 272,353 shares acquired for the treasury       (1,555)    (1,555)
                                                           --------  ---------
      Total stockholders' equity                             68,530     68,153
                                                           --------  ---------
                                                           $699,893   $691,886
                                                           ========   ========

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                            (Dollars in Thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                     1998            1997
                                                  ----------      ----------
INTEREST INCOME
  Interest and fees on loans                       $12,762         $12,387
  Interest on taxable securities                     1,617           1,771
  Interest on nontaxable securities                    301             299
  Interest on deposits in other banks                  189              13
  Interest on Federal funds sold                        11              51
                                                 ---------       ---------
                                                    14,880          14,521
                                                 ---------       ---------

 INTEREST EXPENSE
   Interest on deposits                              6,383           5,922
   Interest on securities sold under repurchase
     agreements and other borrowings                   243             519
                                                 ---------       ---------
                                                     6,626           6,441
                                                 ---------       ---------

          Net interest income                        8,254           8,080
PROVISION FOR LOAN LOSSES                              692             506
                                                 ---------       ---------
          Net interest income after provision
            for loan losses                          7,562           7,574
                                                 ---------       ---------

OTHER INCOME
  Service charges on deposit accounts                1,432           1,321
  Other service charges, commissions and fees          471             433
  Other                                                236             157
                                                 ---------       ---------
                                                     2,139           1,911
                                                 ---------       ---------

OTHER EXPENSE
  Salaries and employee benefits                     3,770           3,481
  Equipment expense                                    590             531
  Occupancy expense                                    461             402
  Amortization of intangible assets                    196             164
  Data processing fees                                  82             106
  Directors fees                                       168             159
  FDIC premiums                                         55              67
  Other operating expenses                           1,865           1,466
                                                 ---------       ---------
                                                     7,187           6,376
                                                 ---------       ---------

        Income before income taxes                   2,514           3,109

Applicable income taxes                                895           1,069
                                                 ---------       ---------

       NET INCOME                                  $ 1,619         $ 2,040
                                                 ---------       ---------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized holding gains (losses) arising
    during period                                  $   (21)        $   455
      COMPREHENSIVE INCOME                         $ 1,598         $ 2,495
                                                 =========       =========
Income per common share-Basic                      $  0.22         $  0.28
                                                 =========       =========

Income per common share-Diluted                    $  0.22         $  0.28
                                                 =========       =========

Average shares outstanding                       7,252,365       7,252,365
                                                 =========       =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (Dollars in Thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                     1998            1997
                                                 -----------      ----------
INTEREST INCOME
  Interest and fees on loans                       $25,400          $24,403
  Interest on taxable securities                     3,265            3,510
  Interest on nontaxable securities                    603              597
  Interest on deposits in other banks                  303               61
  Interest on Federal funds sold                        31              140
                                                 ---------        ---------
                                                    29,602           28,711
                                                 ---------        ---------

INTEREST EXPENSE
  Interest on deposits                              12,636           11,702
  Interest on securities sold under repurchase
    agreements and other borrowings                    561              892
                                                 ---------        ---------
                                                    13,197           12,594
                                                 ---------        ---------

          Net interest income                       16,405           16,117
PROVISION FOR LOAN LOSSES                            3,320            1,105
                                                 ---------        ---------
          Net interest income after provision
            for loan losses                         13,085           15,012
                                                 ---------        ---------

OTHER INCOME
  Service charges on deposit accounts                2,768            2,586
  Other service charges, commissions and fees        1,056              935
  Other                                                287              196
                                                 ---------        ---------
                                                     4,111            3,717
                                                 ---------        ---------

OTHER EXPENSE
  Salaries and employee benefits                     7,749            7,049
  Equipment expense                                  1,169            1,085
  Occupancy expense                                    887              799
  Amortization of intangible assets                    425              332
  Data processing fees                                 171              222
  Directors fees                                       329              304
  FDIC premiums                                        117              132
  Other operating expenses                           3,481            2,910
                                                 ---------        ---------
                                                    14,328           12,833
                                                 ---------        ---------

          Income before income taxes                 2,868            5,896

Applicable income taxes                              1,015            1,992
                                                 ---------        ---------

          NET INCOME                               $ 1,853          $ 3,904
                                                 ---------        ---------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized holding gains (losses) arising
    during period                                  $   (25)         $    32
          COMPREHENSIVE INCOME                       1,828          $ 3,936
                                                 =========        =========

Income per common share-Basic                      $  0.26          $  0.54
                                                 =========        =========

Income per common share-Diluted                    $  0.25          $  0.53
                                                 =========        =========

Average shares outstanding                       7,252,365        7,252,365
                                                 =========        =========

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED  JUNE 30, 1998 AND 1997
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                      1998             1997
                                                   ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $  1,853          $  3,904
                                                   --------          --------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                   $    989          $    858
    Provision for loan losses                         3,320             1,105
    Amortization of intangible assets                   425               332
    Other prepaids, deferrals and accruals, net         898               398
                                                   --------          --------
      Total adjustments                               5,632             2,693
                                                   --------          --------

      Net cash provided by  operating activities      7,485             6,597
                                                   --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment
    securities                                       36,868            26,167
  Purchase of investment securities                 (29,750)          (26,590)
  Proceeds from sales of securities available
    for sale                                                            5,964
  (Increase)decrease in Federal funds sold              700             6,739
  (Increase) decrease in loans                      (14,061)          (31,908)
  Purchase of premises and equipment                   (874)           (3,202)
                                                   --------          --------

      Net cash used in investing activities          (7,117)          (22,830)
                                                   --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                 7,859            (6,194)
  Net increase (decrease) in repurchase agreements      (48)            3,119
  Increase (decrease) in other borrowings               571             6,550
  Dividends paid                                     (1,450)           (1,214)
                                                   --------          --------

       Net cash provided by (used in) financing
         activities                                   6,932             2,261
                                                   --------          --------

Net increase (decrease) in cash and due from
  banks                                            $  7,300          $(13,972)

Cash and due from banks at beginning of period       36,261            42,901
                                                   --------          --------

Cash and due from banks at end of period           $ 43,561          $ 28,929
                                                   ========          ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

  The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at June 30, 1998 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 1998, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 1998, total capital increased $377,000 to $68,530,000. This increase in capital resulted from the retention of net earnings of $1,853,000 (after deducting dividends to shareholders $1,451,000) and a decrease of $25,000 in unrealized gains on securities available for sale, net of taxes.

  At June 30, 1998, ABC had no binding commitments for capital expenditures. The Company anticipates that approximately $1,000,000 will be required for capital expenditures during the remainder of 1998. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

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

COMPARISON OF STATEMENTS OF INCOME


  The net interest margin was 5.28% and 5.43% during the six months ended June 30, 1998 and 1997, respectively, a decrease of 15 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

  Net interest income on a taxable-equivalent basis was $16.8 million as compared to $16.5 million during the six months ended June 30, 1998 and 1997, respectively, representing an increase of 1.8%.

  The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $3,320,000 and $1,105,000 during the six months ended June 30, 1998 and 1997, respectively. Adverse weather conditions during the previous several months in most of the Company's market areas had an adverse impact on some large loans in the Company's portfolio. Management is carefully monitoring the economic conditions, the collateral associated with selected loans and the ability of the customers to repay specific loans in accordance with the negotiated loan agreements.

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

  The allowance for loan losses was 2.08% and 1.56% of total loans outstanding at June 30, 1998 and December 31, 1997. Management considers the allowance for loan losses as of June 30, 1998 adequate to cover potential losses in the loan portfolio.

  Following is a comparison of noninterest income for the three and six months ended June 30, 1998 and 1997 (dollars in thousands).

                                      Three Months Ended
                                      ------------------
                               June 30, 1998     June 30, 1997
                               -------------     -------------

Service charges on deposits       $1,432             $1,321
Other service charges,
 commissions & fees                  471                433
Other income                         236                157
                                  ------             ------
TOTAL NONINTEREST INCOME          $2,139             $1,911
                                  ======             ======


                                      Six Months Ended
                                      ----------------
                               June 30, 1998     June 30, 1997
                               -------------     -------------

Service charges on deposits       $2,768             $2,586
Other service charges,
 commissions & fees                1,056                935
Other income                         287                196
                                  ------             ------
TOTAL NONINTEREST INCOME          $4,111             $3,717
                                  ======             ======

  Total noninterest income for the six months ended June 30, 1998 was $394,000 higher than during the same period in 1997.

  Following is an analysis of noninterest expense for the three and six months ended June 30, 1998 and 1997 (dollars in thousands).


                                             Three Months Ended
                                             ------------------
                                       June 30, 1998     June 30, 1997
                                       -------------     -------------

Salaries and employee benefits            $3,770             3,481
Occupancy and equipment expense            1,051               933
Deposit Insurance Premium                     55                67
Data processing fees                          82               106
Other expense                              2,229             1,789
                                          ------            ------
TOTAL NONINTEREST EXPENSE                 $7,187            $6,376
                                          ======            ======


                                              Six Months Ended
                                              ----------------
                                       June 30, 1998     June 30, 1997
                                       -------------     -------------

Salaries and employee benefits           $ 7,749             7,049
Occupancy and equipment expense            2,056             1,884
Deposit Insurance Premium                    117               132
Data processing fees                         171               222
Other expense                              4,235             3,546
                                         -------           -------
TOTAL NONINTEREST EXPENSE                $14,328           $12,833
                                         =======           =======

  Total noninterest expense for the six months ended June 30, 1998 was $1,495,000 higher than during the same period in 1997.

  Salaries and employee benefits for the six months ended June 30, 1998, were $700,000 higher than during the same period in 1997. The increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and salaries and benefits for the employees of the Douglas branch of Citizens Security Bank, which expenses are not included in the operation for the three and six months ended June 30, 1997.

  Deposit insurance premiums for the six months ended June 30, 1998 was $15,000 lower than during the same period in 1997.

  Data processing fees for the six months ended June 30, 1998 were $51,000 lower than during the same period in 1997. Other operating expense for the six months ended June 30, 1998 increased $689,000 as compared to the same period in 1997.

  Following is a condensed summary of net income during the three and six months ended June 30, 1998 and 1997 (dollars in thousands).

                                        Three Months Ended
                                        ------------------
                                  June 30, 1998     June 30, 1997
                                  -------------     -------------

Net interest income                   $8,254           $8,080
Provision for loan losses                692              506
Other income                           2,139            1,911
Other expense                          7,187            6,376
                                      ------           ------
    Income before income
      taxes                            2,514            3,109
Applicable income taxes                  895            1,069
                                      ------           ------
 NET INCOME                           $1,619           $2,040
                                      ======           ======


                                          Six Months Ended
                                          ----------------
                                  June 30, 1998     June 30, 1997
                                  -------------     -------------

Net interest income                  $16,405           $16,117
Provision for loan losses              3,320             1,105
Other income                           4,111             3,717
Other expense                         14,328            12,833
                                     -------           -------
    Income before income
      taxes                            2,868             5,896
Applicable income taxes                1,015             1,992
                                     -------           -------
 NET INCOME                          $ 1,853           $ 3,904
                                     =======           =======


  Net income decreased $2,051,000 or 52.54% to $1,853,000 for the six months ended June 30, 1998 as compared to $3,904,000 for the six months ended June 30, 1997. Net interest income of ABC and its subsidiaries increased $288,000; other income increased $394,000; provision for loan losses increased $2,215,000; other noninterest expense increased $1,495,000; and applicable income taxes decreased $977,000. Net income for the six months ended June 30, 1998 was severely impacted by the increases in the provision for loan losses in the amount of $2,215,000 as compared with the amount provided for the same period in 1997.

COMPARISON OF BALANCE SHEETS

  Total assets increased by $8.0 million, or 1.16%, to $699.9 million at June 30,1998 from $691.9 million at December 31, 1997.

  Total earning assets increased by $ 25.7 million, or 4.19%, to $637.8 million at June 30, 1998 from $612.1 million at December 31, 1997.

  Total loans, net of the allowance for loan losses, increased by $10.7 million, or 2.23%, to $493.4 million at June 30, 1998 from $482.6 million at December 31, 1997.

  Total deposits increased by $7.9 million, or 1.31%, to $608.6 million at June 30, 1998 from $600.7 million at December 31, 1997. Approximately 13% and 15% of deposits were noninterest-bearing as of June 30, 1998 and December 31, 1997, respectively.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's primary market risk exposure is interest rate risk and, to a lesser extent, credit risk and liquidity risk. The company has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The Company has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). The Company's overall interest rate risk was less than 5.50% of net interest income subjected to rising and falling rates of 200 basis points. Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. There have been no significant changes in the Company's market risk exposure since December 31, 1997.

PART II. OTHER INFORMATION


ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  The Annual Meeting of the Shareholders of the Company was held on May 12, 1998. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares outstanding, net of 272,353 shares held for the treasury amounted to 7,252,365. A total of 5,745,799 shares were represented by shareholders in attendance or by proxy by a vote of 5,534,719 for, and 211,080 withholding authority, representing 76% in favor of the following directors elected to serve as Class I directors, three years until the next annual meetings to be held in 1999, 2000, and 2001.

           Johnny W. Floyd
           Daniel B. Jeter

John M. Mobley, who has been a director of the Company since 1997 and who was a nominee for election as a Class I director passed away on February 24, 1998.

  By a vote of 4,074,004 for, 362,388 against, 109,643 abstaining, the shareholders approved an amendment to the Company by-laws to provide that any vacancy on the Board of Directors shall be filled by the directors remaining in office. By a vote of 4,108,096 for, 416,727 against, 33,301 abstaining, the shareholders approved an amendment to provide that a director may be removed only for cause. By a vote of 4,165,539 for, 381,290 against, 12,050 abstaining, the shareholders approved an amendment to provide that a majority of the directors would constitute a quorum of the Board of Directors. By a vote of 4,142,887 for, 396,014 against, 19,108 abstaining, the shareholders approved an amendment to require advance notice of shareholder nominations to the Board of Directors must be given to the Company and certain information provided in connection therewith.

  By a vote of 4,124,558 for, 396,986 against, 36,455 abstaining, the shareholders approved an amendment to require an affirmative vote of at least 75% of the shareholders entitled to vote (i) to alter, amend or repeal the provisions of the Articles of Incorporation and Bylaws with respect to the foregoing matters and the provisions of the Bylaws with respect to the classification and staggered terms of the director or (ii) to adopt any provision of the Articles of Incorporation or the Bylaws inconsistent with any of the foregoing.

  By a vote of 5,719,489 for, 9,819 against, 16,491 abstaining, the shareholders approved the ratification of the appointment of Mauldin & Jenkins, LLC as the Company's independent accountants for the fiscal year ended December 31, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  There were no exhibits and reports filed on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP


      8/3/98                      /s/ W. Edwin Lane, Jr.
------------------                ----------------------------------------
       DATE                       W. EDWIN LANE, JR.
                                  EXECUTIVE VICE PRESIDENT &
                                  CHIEF FINANCIAL OFFICER
                                  (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                  FINANCIAL/ACCOUNTING OFFICER)