Form 10-Q
period 1998-09-30
ABC BANCORP
filed 1998-11-12
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  SEPTEMBER 30, 1998
                                 OR

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-16181
                                                 -------


                                  ABC BANCORP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               GEORGIA                                  58-1456434
         ------------------------                  -------------------
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


THERE WERE 7,244,865 SHARES OF COMMON STOCK OUTSTANDING AS OF
SEPTEMBER 30, 1998.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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

4.  Submission of Matters to a Vote of
     Securities Holders                                         16

6.  Exhibits and Reports on Form 8-K                            16

    SIGNATURE                                                   17

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

================================================================================

                                                 September 30       December 31
                                                      1998              1997
                                                -------------       -----------
Assets
Cash and due from banks                             $ 49,533          $ 36,261
Federal funds sold                                       970               890
Securities available for sale, at fair value          98,829            93,199
Securities held to maturity, at cost                  19,584            30,020

Loans                                                498,428           490,244
Less allowance for loan losses                        10,883             7,627
                                                    --------          --------
  Loans, net                                         487,545           482,617
                                                    --------          --------

Premises and equipment, net                           19,624            19,054
Other assets                                          23,869            29,845
                                                    --------          --------

                                                    $699,954          $691,886
                                                    ========          ========

Liabilities and Stockholders' Equity
Deposits
  Noninterest -bearing demand                         82,001          $ 90,109
  Interest-bearing demand                            127,921           128,294
  Savings                                             51,273            46,715
  Time, $100,000 and over                             85,515            85,937
  Other time                                         262,544           249,656
                                                    --------          --------
    Total deposits                                   609,254           600,711

Federal funds purchased & securities  sold under
  repurchase agreements                                  443               660
Other borrowings                                      13,971            15,400
Other liabilities                                      6,845             6,962
                                                    --------          --------
    Total liabilities                                630,513           623,733
                                                    --------          --------


Stockholders' equity
  Common stock,par value $1;  15,000,000
    shares authorized 7,524,718   shares issued        7,525             7,525
  Surplus                                             29,677            29,677
  Retained earnings                                   33,443            32,264
  Accumulated other comprehensive income                 445               242
                                                    --------          --------
                                                      71,090            69,708
  Less cost of shares acquired for the treasury,
    279,853 and 272,353 shares                        (1,649)           (1,555)
                                                    --------          --------
      Total stockholders' equity                      69,441            68,153
                                                    --------          --------
                                                    $699,954          $691,886
                                                    ========          ========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (Dollars in Thousands)
                                  (Unaudited)

================================================================================================
                                                                     1998                1997
                                                                  ----------          ----------
Interest income
  Interest and fees on loans                                      $   13,247          $   12,747
  Interest on taxable securities                                       1,412               1,648
  Interest on nontaxable securities                                      300                 302
  Interest on deposits in other banks                                    301                  83
  Interest on Federal funds sold                                           8                  36
                                                                  ----------          ----------
                                                                      15,268              14,816
                                                                  ----------          ----------
Interest expense
  Interest on deposits                                                 6,484               6,268
  Interest  on securities sold under repurchase
    agreements and other borrowings                                      267                 476
                                                                  ----------          ----------
                                                                       6,751               6,744
                                                                  ----------          ----------
      Net interest income                                              8,517               8,072
Provision for loan losses                                                819                 610
                                                                  ----------          ----------
      Net interest income after provision for loan losses              7,698               7,462
                                                                  ----------          ----------
Other income
  Service charges on deposit accounts                                  1,397               1,382
  Other service charges, commisions and fees                             547                 544
  Other                                                                   24                   8
                                                                  ----------          ----------
                                                                       1,968               1,934
                                                                  ----------          ----------
Other expense
  Salaries and employee benefits                                       3,996               3,800
  Equipment expense                                                      641                 638
  Occupancy expense                                                      500                 383
  Amortization of intangible assets                                      257                 239
  Data processing fees                                                   333                 138
  Directors fees                                                         190                 160
  FDIC premiums                                                           61                  62
  Other operating expenses                                             1,396               1,724
                                                                  ----------          ----------
                                                                       7,374               7,144
                                                                  ----------          ----------
      Income before income taxes                                       2,292               2,252
Applicable income taxes                                                  790                 724
                                                                  ----------          ----------
      Net income                                                  $    1,502          $    1,528
                                                                  ----------          ----------
Other comprehensive income, net of tax:
  Unrealized holding losses arising during period                 $      228          $      145
      Comprehensive income                                        $    1,730          $    1,673
                                                                  ==========          ==========
Income per common share-Basic                                     $     0.21          $     0.21
                                                                  ==========          ==========
Income per common share-Diluted                                   $     0.21          $     0.21
                                                                  ==========          ==========
Average shares outstanding                                         7,252,365           7,252,365
                                                                  ==========          ==========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (Dollars in Thousands)
                                  (Unaudited)

====================================================================================================================
                                                                                       1998                 1997
                                                                                    -----------         ------------
Interest income
  Interest and fees on loans                                                        $   38,647          $   37,159
  Interest on taxable securities                                                         4,677               5,158
  Interest on nontaxable securities                                                        903                 899
  Interest on deposits in other banks                                                      604                 144
  Interest on Federal funds sold                                                            39                 173
                                                                                    ----------          ----------
                                                                                        44,870              43,533
                                                                                    ----------          ----------
Interest expense
  Interest on deposits                                                                  19,120              17,973
  Interest  on securities sold under repurchase
    agreements and other borrowings                                                        828               1,365
                                                                                    ----------          ----------
                                                                                        19,948              19,338
                                                                                    ----------          ----------
          Net interest income                                                           24,922              24,195
Provision for loan losses                                                                4,139               1,715
                                                                                    ----------          ----------
          Net interest income after provision for loan losses                           20,783              22,480
                                                                                    ----------          ----------
Other income
  Service charges on deposit accounts                                                    4,165               3,969
  Other service charges, commisions and fees                                             1,603               1,439
  Other                                                                                    311                 234
                                                                                    ----------          ----------
                                                                                         6,079               5,642
                                                                                    ----------          ----------
Other expense
  Salaries and employee benefits                                                        11,745              10,845
  Equipment expense                                                                      1,810               1,692
  Occupancy expense                                                                      1,387               1,212
  Amortization of intangible assets                                                        682                 579
  Data processing fees                                                                     504                 360
  Directors fees                                                                           519                 464
  FDIC premiums                                                                            178                 194
  Other operating expenses                                                               4,877               4,674
                                                                                    ----------          ----------
                                                                                        21,702              20,020
                                                                                    ----------          ----------
          Income before income taxes                                                     5,160               8,102

Applicable income taxes                                                                  1,805               2,691
                                                                                    ----------          ----------
          Net income                                                                $    3,355          $    5,411
                                                                                    ----------          ----------
Other comprehensive income, net of tax:
  Unrealized holding gains arising during period                                    $      203          $      188
          Comprehensive income                                                      $    3,558          $    5,599
                                                                                    ==========          ==========
Income per common share-Basic                                                       $     0.46          $     0.75
                                                                                    ==========          ==========
Income per common share-Diluted                                                     $     0.46          $    0.75
                                                                                    ==========          ==========
Average shares outstanding                                                           7,252,365           7,252,365
                                                                                    ==========          ==========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

==================================================================================================================
                                                                                     1998                   1997
                                                                                   --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $  3,355               $  5,411
                                                                                   --------               --------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                   $  1,513               $  1,050
    Provision for loan losses                                                         4,139                  1,715
    Amortization of intangible assets                                                   682                    579
    Other prepaids, deferrals and accruals, net                                       5,100                  7,635
                                                                                   --------               --------
          Total adjustments                                                          11,434                 10,979
                                                                                   --------               --------
          Net cash provided by  operating activities                                 14,789                 16,390
                                                                                   --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities                                  55,041                 15,855
  Purchase of investment securities                                                 (49,955)               (16,238)
  Proceeds from sales of securities available for sale                                   0                   6,365
  (Increase)decrease in Federal funds sold                                              (80)                 6,060
  (Increase) decrease in loans                                                       (9,067)               (27,603)
   Purchase of premises and equipment                                                (2,084)                (3,080)
  Net cash received from acquisition of deposits                                         0                  16,398
                                                                                   --------               --------
          Net cash used in investing activities                                      (6,145)                (2,243)
                                                                                   --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                 8,543                (21,748)
  Net increase (decrease) in repurchase agreements                                     (217)                   135
  Increase (decrease) in other borrowings                                            (1,429)                (3,150)
  Dividends paid                                                                     (2,175)                (1,942)
  Proceeds from exercise of stock options                                                0                     109
  Purchase of fractional shares                                                          0                      (6)
  Purchase treasury stock                                                               (94)
                                                                                   --------               --------
          Net cash provided by (used in) financing activities                         4,628                (26,602)
                                                                                   --------               --------
  Net increase (decrease) in cash and due from banks                               $ 13,272               $(12,455)
  Cash and due from banks at beginning of period                                     36,261                 42,901
                                                                                   --------               --------
  Cash and due from banks at end of period                                         $ 49,533               $ 30,446
                                                                                   ========               ========


See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

  The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 1998 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 1998, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September
30, 1998, total capital increased   $1,288,000 to $69,441,000. This increase in
capital resulted from the retention of net earnings of $1,180,000 (after deducting dividends to shareholders of $2,175,000), an increase of $202,000 in unrealized gains on securities available for sale, net of taxes, less $94,000 for the purchase of 7,500 shares acquired for the treasury.

  As of September 30, 1998, the Company had binding commitments for capital expenditures totaling $300,000. The Company anticipates that approximately $1,000,000 will be required for capital expenditures during the remainder of 1998. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

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


YEAR 2000 STATUS

  The Company is actively engaged in remediating potential Year 2000 technology problems. All items were inventoried and vendors contacted regarding Year 2000 readiness of their products. The inventory included computer equipment and software as well as other items which could contain embedded date chips. Renovation plans for non-compliant items were developed. The Company is currently in the process of testing. It is anticipated that all testing and implementation of compliant technology items will be completed by June, 1999. The Company's and subsidiaries' Boards of Directors are updated on a regular basis on the status of the project. The Company estimates total Year 2000 project costs will approximate $500,000 of which $224,000 has been spent through September 30, 1998. Year 2000 expenditures are not expected to have a material impact on the company's earnings, financial position or cash flows. Additionally, the status of major customers and vendors is being reviewed to minimize the risks to the Company.

  The impact of Year 2000 noncompliance by major customers and vendors cannot be accurately projected at this time. ABC Bancorp is in the process of developing contingency plans should there be system failures due to this problem. The Company anticipates adoption of contingency plans by December 31, 1998.


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

COMPARISON OF STATEMENTS OF INCOME

  The net interest margin was 5.33% and 5.30% during the nine months ended September 30, 1998 and 1997, respectively, an increase of 3 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

  Net interest income on a taxable-equivalent basis was $25.5 million as compared to $24.7 million during the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 3.2%.

  The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $4,139,000 and $1,715,000 during the nine months ended September 30, 1998 and 1997, respectively. Adverse weather conditions during the previous several months in most of the Company's market areas had an adverse impact on some large loans in the Company's portfolio. Management is carefully monitoring the economic conditions, the collateral associated with selected loans and the ability of the customers to repay specific loans in accordance with the negotiated loan agreements.

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

  The allowance for loan losses was 2.18% and 1.56% of total loans outstanding at September 30, 1998 and December 31, 1997. Management considers the allowance for loan losses as of September 30, 1998 adequate to cover potential losses in the loan portfolio.

  Following is a comparison of noninterest income for the three and nine months ended September 30, 1998 and 1997 (dollars in thousands).

                                           Three Months Ended
                                           ------------------
                                September 30, 1998      September 30, 1997
                                ------------------      ------------------
Service charges on deposits           $1,397                  $1,382
Other service charges,
 commissions & fees                      547                     544
Other income                              24                       8
                                      ------                  ------
TOTAL NONINTEREST INCOME              $1,968                  $1,934
                                      ======                  ======

                                           Nine Months Ended
                                           -----------------
                               September 30, 1998       September 30, 1997
                               ------------------       ------------------
Service charges on deposits           $4,165                  $3,969
Other service charges,
 commissions & fees                    1,603                   1,439
Other income                             311                     234
                                      ------                  ------
TOTAL NONINTEREST INCOME              $6,079                  $5,642
                                      ======                  ======

  Total noninterest income for the nine months ended September 30, 1998 was $437,000 higher than during the same period in 1997.


  Following is an analysis of noninterest expense for the three and nine months ended September 30, 1998 and 1997 (dollars in thousands).

                                           Three Months Ended
                                           ------------------
                               September 30,1998        September 30, 1997
                               -----------------        ------------------

Salaries and employee benefits       $3,996                    3,800
Occupancy and equipment expense       1,141                    1,021
Deposit Insurance Premium                61                       62
Data processing fees                    333                      138
Other expense                         1,843                    2,123
                                     ------                   ------
TOTAL NONINTEREST EXPENSE            $7,374                   $7,144
                                     ======                   ======

                                           Nine Months Ended
                                           -----------------
                               September 30, 1998        September 30, 1997
                               ------------------        ------------------

Salaries and employee benefits      $11,745                   10,845
Occupancy and equipment expense       3,197                    2,904
Deposit Insurance Premium               178                      194
Data processing fees                    504                      360
Other expense                         6,078                    5,717
                                    -------                   -------
TOTAL NONINTEREST EXPENSE           $21,702                   $20,020
                                    =======                   =======

  Total noninterest expense for the nine months ended September 30, 1998 was $1,682,000 higher than during the same period in 1997.

  Salaries and employee benefits for the nine months ended September 30, 1998, were $900,000 higher than during the same period in 1997. The increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and salaries and benefits for the employees of the Douglas branch of Citizens Security Bank, which expenses are only included for approximately three months in the operation for the nine months ended September 30, 1997.

  Deposit insurance premiums for the nine months ended September 30, 1998 was $16,000 lower than during the same period in 1997.

  Data processing fees for the nine months ended September 30, 1998 was $144,000 higher than during the same period in 1997. Other operating expense for the nine months ended September 30, 1998 increased $361,000 as compared to the same period in 1997.

  Following is a condensed summary of net income during the three and nine months ended September 30, 1998 and 1997 (dollars in thousands).

                                                Three Months Ended
                                                ------------------
                                     September 30, 1998   September 30, 1997
                                     ------------------   ------------------
Net interest income                         $8,517              $8,072
Provision for loan losses                      819                 610
Other income                                 1,968               1,934
Other expense                                7,374               7,144
                                            ------              ------
    Income before income
      taxes                                  2,292               2,252
Applicable income taxes                        790                 724
                                            ------              ------
 NET INCOME                                 $1,502              $1,528
                                            ======              ======


                                                 Nine Months Ended
                                                 -----------------
                                     September 30, 1998   September 30, 1997
                                     ------------------   ------------------

Net interest income                        $24,922             $24,195
Provision for loan losses                    4,139               1,715
Other income                                 6,079               5,642
Other expense                               21,702              20,020
                                           -------             -------
    Income before income
      taxes                                  5,160               8,102
Applicable income taxes                      1,805               2,691
                                           -------             -------
 Net income                                $ 3,355             $ 5,411
                                           =======             =======


  Net income decreased $2,056,000 or 38.0% to $3,355,000 for the nine months ended September 30, 1998 as compared to $5,411,000 for the nine months ended September 30, 1997. Net interest income of ABC and its subsidiaries increased $727,000, offset by an increase in provision for loan losses of $2,424,000 and an increase in all other noninterest expense of $1,682,000. Net income for the nine months ended September 30, 1998 was severely impacted by the increases in the provision for loan losses in the amount of $2,424,000 as compared with the amount provided for the same period in 1997.

COMPARISON OF BALANCE SHEETS

  Total assets increased by $8.1 million, or 1.17%, to $699.95 million at September 30, 1998 from $691.9 million at December 31, 1997.

  Total earning assets increased by $24.9 million or 4.04%, to $641.6 million at September 30, 1998 from $616.6 million at December 31, 1997.

  Total loans, net of the allowance for loan losses, increased by $4.9 million, or 1.02%, to $487.5 million at September 30, 1998 from $482.6 million at December 31, 1997.

  Total deposits increased by $8.5 million, or 1.42%, to $609.3 million at September 30, 1998 from $600.7 million at December 31, 1997. Approximately 13.46% and 15.00% of deposits were noninterest-bearing as of September 30, 1998 and December 31, 1997, respectively.



FORWARD-LOOKING STATEMENTS

This document contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "estimate", "expect", "intend", "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Users are therefore cautioned not to place undue reliance on these forward-looking statements.

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


Part II.  Other Information


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    There were no matters submitted to a vote of securities holders during the quarter ended September 30, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    There were no exhibits and reports filed on Form 8-K during the quarter ended September 30, 1998.

                                 SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                          ABC BANCORP


  November 9, 1998         /s/ W. Edwin Lane, Jr.
______________________    _____________________________________
        DATE              W. EDWIN LANE, JR.
                          EXECUTIVE VICE PRESIDENT &
                          CHIEF FINANCIAL OFFICER
                          (Duly authorized officer and principal
                           financial/accounting officer)