Form 10-K405
period 1998-12-31
ABC BANCORP
filed 1999-03-26
CIK 351569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1998

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1999, registrant had outstanding 7,247,965 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $80,043,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

                                     PART I



ITEM 1.   BUSINESS OF THE COMPANY AND THE SUBSIDIARY BANKS

          ABC Bancorp ("ABC") was organized as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended in 1981 (the"BHCA"), and the bank holding company laws of Georgia.

          ABC provides, through its commercial bank subsidiaries described below (sometimes hereinafter referred to as the "Banks"), banking services to individuals and businesses in southwestern and southcentral Georgia and southeastern Alabama. ABC's executive office is located at 310 First Street, S.E., Moultrie, Georgia 31768, and its telephone number is (912) 890-1111. As a registered bank holding company, ABC is subject to the applicable provisions of the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act, as well as to supervision by the Board of Governors of the Federal Reserve System and the State of Georgia Department of Banking and Finance.

          ABC's primary business as a bank holding company is to manage the business and affairs of the Banks. The Banks provide a broad range of retail and commercial banking services to its customers, including checking, savings, NOW and money market accounts and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles, credit cards; letters of credit; trust services; discount brokerage services; through a correspondent bank; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers and automated teller machines. ABC maintains a diversified loan portfolio and makes no foreign or energy-related loans.

          While ABC has decentralized certain of its management responsibilities, it maintains efficient centralized operating systems. As a result, corporate policy, strategy and certain administrative policies are established by ABC's board of directors, while lending and community-specific marketing decisions are made primarily by each bank to allow it to respond to differing needs and demands of its own market. Data processing functions are centralized in the ABC's data processing division located in Moultrie, Georgia. Within this framework, the Banks focus on providing personalized services and quality products to their customers to meet the needs of the communities they serve. ABC's objective is to establish itself as a major financial institution in south Georgia and southeast Alabama. Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy.

          As a bank holding company, ABC performs central data processing functions, purchasing functions and other common functions and provides certain management services for its subsidiaries. Normal banking services are conducted by its nine wholly-owned bank subsidiaries.

American Banking Company

          American Banking Company ("American Bank") was incorporated on August 3, 1971 and operates a full-service banking business in Moultrie, Colquitt County, Georgia, providing such banking services as checking and savings accounts, various other types of time deposits and money transfers. As of December 31, 1998, American Bank ranked as the second of three banks in Colquitt County on the basis of total deposits.

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

          At December 31, 1998, American Bank had correspondent relationships with nine other commercial banks in Georgia. American Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. These correspondent banks provide certain services to American Bank such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, American Bank maintains certain balances in noninterest-bearing accounts with those banks.


Heritage Community Bank

          Heritage Community Bank ("Heritage Bank") was founded on December 26, 1888, and operates a full-service banking business in the city of Quitman and Brooks County, Georgia. On December 31, 1998, Heritage Bank ranked as the second largest of four banks in Brooks County on the basis of total deposits.

          Among the services provided by Heritage Bank are checking accounts and savings accounts, certificates of deposit and money transfers. Heritage Bank finances a variety of agricultural, commercial and consumer transactions and also makes secured and unsecured loans, including loans secured by real estate, to individuals, firms and corporations and purchases installment obligations from retailers without recourse. Heritage Bank also offers several credit card products to its customers. Heritage Bank does not conduct trust activities.

          As of December 31, 1998, Heritage Bank had correspondent relationships with four other commercial banks. Heritage Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. As compensation for services provided, Heritage Bank maintains certain balances in noninterest-bearing accounts with those banks.

Bank of Thomas County

          The Bank of Thomas County ("Thomas Bank") was incorporated in 1911 and operates a full service banking business in the cities of Coolidge and Thomasville and Thomas County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1998, Thomas Bank ranked as the fifth largest of eight banks in Thomas County on the basis of total deposits.

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

          At December 31, 1998, Thomas Bank had a correspondent relationship with three other commercial banks. Thomas Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. As compensation for services provided, Thomas Bank maintains certain balances in noninterest-bearing accounts with those banks.


Citizens Security Bank

          Citizens Security Bank ("Security Bank") was incorporated in 1945 and operates a full service banking business in the city of Tifton and Tift County, the city of Ocilla and Irwin County, and the city of Douglas and Coffee County Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1998, Security Bank ranked as the third largest of six banks in Tift County on the basis of total deposits.

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

          At December 31, 1998, Security Bank had correspondent relationships with seven other commercial banks. Security Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. As compensation for services provided, Security Bank maintains certain balances in noninterest-bearing accounts with those banks.

Cairo Banking Company

          Cairo Banking Company ("Cairo Bank") was incorporated in 1900 and operates a full-service banking business in the city of Cairo and Grady County and Thomas County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1998, Cairo Bank ranked as the second largest of five banks in Grady County on the basis of total deposits.

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

          At December 31, 1998, Cairo Bank had correspondent relationships with
five other commercial banks.   Cairo Bank's principal correspondent is SunTrust
Bank, Atlanta, Georgia. As compensation for services provided, Cairo Bank maintains certain balances in noninterest-bearing accounts with those banks.

Southland Bank

          Southland Bank opened in 1887 through its predecessor, Clayton Banking Company (now a branch of Southland Bank). The Abbeville branch was opened in 1983, followed by the Headland branch in 1984. The main office is located in Dothan, Alabama. Southland Bank's branches are located in the Alabama cities of Abbeville, Clayton, Eufaula and Headland.

          All Southland Bank locations offer full service banking, including checking and savings accounts, various types of time deposits and money transfers. Southland Bank offers agricultural, commercial, consumer and real estate lending on both secured and unsecured basis to individuals, businesses and corporations. Southland Bank also provides mortgage loan production and full brokerage capabilities through PFIC Securities. Southland Bank is also a Certified SBA Lender.

          As of December 31, 1998, Southland Bank had correspondent relationships with seven other commercial banks. Southland's principal correspondent is SunTrust Bank, Atlanta, Georgia. As compensation for services provided, Southland Bank maintains certain balances in noninterest-bearing accounts with those banks.

Central Bank & Trust

          Central Bank & Trust ("Central Bank") was incorporated in 1986 and operates a full-service banking business in the city of Cordele and Crisp County, Georgia, providing such banking services as checking and savings accounts, other types of time deposit and money transfers. As of December 31, 1998, Central Bank was ranked as the third largest of the six banks in Crisp County on the basis of total deposits.

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

          At December 31, 1998, Central Bank had correspondent relationships with six other commercial banks. Central Bank's principal correspondent is SunTrust Bank, Atlanta, Georgia. As compensation for services provided, Central Bank maintains certain balances in noninterest-bearing accounts with those banks.

First National Bank of South Georgia

          First National Bank of South Georgia ("First National Bank") commenced operations on May 29, 1991 on the corner of Dawson Road and Westover Boulevard in Albany, Georgia.

          First National Bank is a full service commercial bank without trust powers. First National Bank offers a full range of deposit accounts, including interest-bearing and noninterest-bearing checking for commercial and retail customers, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts. First National Bank originates a variety of loans such as commercial, real estate, home equity and consumer/instalment loans. In addition, First National Bank provides such consumer services as travelers checks, official checks, U.S. Savings bonds, safe deposit boxes, direct deposit services and automated teller services. First National Bank does not conduct trust activities.

          At December 31, 1998, First National Bank maintained correspondent relationships with four commercial banks. First National Bank's principal correspondent bank is SunTrust Bank, Atlanta, Georgia. As compensation for services provided, First National Bank maintains certain balances in noninterest-bearing accounts with those banks.

Merchants & Farmers Bank

          Merchants & Farmers Bank ("M & F Bank") was incorporated on September 24, 1925, and operates a full service banking business in the city of Donalsonville and Seminole County, Georgia, providing such banking services as checking and savings accounts, other types of time deposits and money transfers. As of December 31, 1998, M & F Bank was the smallest of the three commercial banks in Seminole County on the basis of total deposits.

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

          At December 31, 1998, M & F Bank had corresponding relationships with five other banks. M & F Bank's primary correspondent bank is SunTrust Bank, Atlanta, Georgia. As compensation for services provided, M & F Bank pays analysis charges based on services rendered.

Market Area and Competition

          ABC's market area is located in South Georgia and Southeastern Alabama. The Banks' main offices are located in the southern Georgia cities of Albany, Cairo, Cordele, Donalsonville, Moultrie, Quitman, Thomasville and Tifton, and the southern Alabama cities of Abbeville, Clayton, Dothan, Eufaula and Headland. The Banks have a total of 27 offices located in either the cities or counties in which the main offices are located, or in smaller cities nearby.

          ABC's banking facilities are located in communities whose economies are based primarily on agriculture, manufacturing and light industry. Textiles, meat processing and aluminum processing are among the leading manufacturing industries in ABC's market area.

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

Lending Policy

          ABC has sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Banks, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to ABC's written loan policy, which is updated annually and which provides that lending officers have sole authority to approve loans of various maximum amounts depending upon their seniority and experience. Each bank's president has sole discretion to approve loans in varying principal amounts up to specified limits for each president. Each bank's board of directors reviews and approves loans that exceed management's lending authority and, in certain instances, other types of loans. New credit extensions are reviewed daily by each bank's senior management and at least monthly by its board of directors.

          The lending officers at each bank have authority to make loans only in the county in which the Bank is located and its contiguous counties. ABC's lending policy requires analysis of the borrower's projected cash flow and ability to service the debt. For agricultural loans, which constitute a significant portion of ABC's loan portfolio, the lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower's updated cash flow projections. Under ABC's ongoing loan review program, all loans are subject to sampling and objective review by an assigned loan reviewer who is independent of the originating loan officer.

          ABC actively markets its services to qualified lending customers in both the commercial and consumer sectors. ABC's commercial lending officers actively solicit the business of new companies entering the market as well as longstanding members of that market's business community. Through personalized professional service and competitive pricing, ABC has been successful in attracting new commercial lending customers. At the same time, ABC actively advertises its consumer loan products and continually seeks to make its lending officers more accessible.

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

Lending Activities

          General. ABC provides a broad range of commercial and retail lending services to corporations, partnerships and individuals, including agricultural, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. The loan department of each bank makes direct and indirect loans to consumers and originates and services residential mortgages. In addition, each bank has loan officers who specialize in originating and servicing agricultrual-related loans.

          Agricultural-Related Loans. A significant portion of ABC's consolidated loan portfolio is comprised of agricultural loans, described below, and real estate mortgage loans secured by farmland. In addition, due to the predominance of the agricultural industry in ABC's market area, management believes that a significant portion of ABC's commercial and industrial loans are agricultural-related. ABC has not attempted to quantify the amount of its commercial and industrial loans which should be considered agricultural-related loans because virtually all such loans are agricultrual-related to some extent.

          Agricultural Loans. ABC classifies loans as agricultural loans if such loans are made for crop production expenses or to finance the purchase of farm-related equipment. Agricultural loans typically involve significant seasonal fluctuations in principal amounts. Although ABC typically looks to an agricultural borrower's cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance or a mortgage on real estate. In addition, a portion of ABC's agricultural loans are guaranteed by the FmHA Guaranteed Loan Program, described below. Agricultural loans are made with ABC's loan documentation in accordance with ABC's lending policies and are serviced by ABC's loan officers who visit the borrowers at least three times during the growing season to re-evaluate the loan in light of the borrowers' updated cash flows projections. See "Lending Policy." ABC maintains average crop production yield statistics on its agricultural borrowers which allows ABC to more accurately evaluate the borrowers' cash flow projections. In order to minimize the risk of fluctuating commodity prices, ABC encourages its agricultural borrowers to forward contract for the sale of their crops.

          All of the Banks participate in the FmHA Guaranteed Loan Program. The FmHA guarantees 90% of the principal of and interest on loans made for the purpose of buying or improving farms; purchasing items necessary for farm operations; and developing or conserving land and water resources. ABC has generally been able to obtain FmHA approval of loans within 10 days after submitting an application.

          Commercial and Industrial Loans. General commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies and other industries. Management believes that a significant portion of these loans are, to varying degrees, agricultural-related. See "--Agricultural-Related Loans." The Banks have also generated loans which are guaranteed by the U. S. Small Business Administration. Management believes that making such loans helps the local community and also provides ABC with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although ABC typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable and other assets.

          Real Estate Loans. ABC's real estate loans are for a term of years, although rarely more than ten, over which period the principal thereof is amortized, and are generally secured by residential real estate, farmland or commercial real estate.

          Consumer Lending. ABC's consumer loans include motor vehicle, home improvement, home equity, student and signature loans and small personal credit lines. Many of the Banks also offer credit cards to their customers.

           Trust Services. ABC provides personal trust services to its customers through American Bank.

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

Investment Activities

          ABC's investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, the Banks may invest in federal, state and municipal obligations, public housing authority bonds, industrial development revenue bonds and Government National Mortgage Association ("GNMA") securities. The Banks' investments must satisfy certain investment quality criteria. The Bank's investments must be rated at least "BAA" by either Moody's or Standard and Poor's. Securities rated below "A" are periodically reviewed for creditworthiness. The Banks may purchase non-rated municipal bonds only if the issuer of such bonds is located in a Bank's general market area and such bonds are determined by the purchasing Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in ABC's market area and if the bonds are considered to possess a high degree of credit soundness. The Banks typically have not purchased a significant amount of GNMA securities, which normally have higher yields than the Banks' other investments.

          While ABC's investment policy permits the Banks to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Banks historically have not done so to any significant extent.

          ABC's investment officers implement the investment policy, monitor the portfolio and, reporting to each Bank's investment committee, recommend portfolio strategies. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by ABC's board of directors each month. Once a year, the written investment policy is reviewed by ABC's board of directors.

           The banks' securities are kept in safekeeping accounts at correspondent banks.

Asset/Liability Management

          It is the objective of ABC to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. It is the overall philosophy of ABC's management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. See "Management's
                                                            ---
Discussion and Analysis of Financial Condition and Results of Operations."


Properties

          The table below sets forth the location, size and other information with respect to the Company's real properties. All properties are owned by ABC or the banks and are unencumbered.

                                                                                 Approximate
                                                                                    Square
                 Offices                                  Used By                  Footage
-----------------------------------------------    --------------------------    -----------
310 First Street, S.E., Moultrie, GA                  ABC                           7,000
24 Second Avenue, S. E., Moultrie, GA                 ABC and American Bank        15,500
225 South Main Street, Moultrie, GA                   American Bank                 9,000
1707 First Avenue, S.E., Moultrie, GA                 American Bank                 5,500
137 Broad Street, Doerun, GA                          American Bank                 3,860
1000 West Screven Street, Quitman, GA                 Heritage Bank                11,530
Eastern Brooks County, GA                             Heritage Bank                 1,100
529 Pine Avenue, Coolidge, GA                         Thomas Bank                   4,000
111 E. Eighth Street, Tifton, GA                      Security Bank                11,700
804 W. Second Street, Tifton, GA                      Security Bank                 2,000
301 South Irwin Avenue, Ocilla, GA                    Security Bank                10,000
100 South Pearle Avenue, Douglas, GA                  Security Bank                 3,100
201 South Broad Street, Cairo, GA                     Cairo Bank                   10,000
Hwy. 84 Drive-in, Cairo, GA                           Cairo Bank                    1,000
12 East Depot Street, Meigs, GA                       Cairo Bank                    2,700
2484 East Pinetree Boulevard, Thomasville, GA         Thomas Bank                   4,800
3299 Ross Clark Circle, Dothan, AL                    Southland Bank               21,918
1817 S. Oates St., Dothan, AL                         Southland Bank                2,500
204 Kirkland St., Abbeville, AL                       Southland Bank                5,300
33 Eufaula St., Clayton, AL                           Southland Bank                4,500
1094 S. Eufaula Ave., Eufaula, AL                     Southland Bank                2,240
208 Main St., Headland, AL                            Southland Bank                2,037
502 Second Street South, Cordele, GA                  Central Bank                  5,800
1302 Sixteenth Avenue East, Cordele, GA               Central Bank                    300
2627 Dawson Road, Albany, GA                          First National Bank           8,750
1607 U. S. Highway 19 South, Leesburg, GA             First National Bank           7,000
109 W. Third St., Donalsonville, GA                   M & F Bank                    8,800
Hwy 374 and 253, Donalsonville, GA                    M & F Bank                      840

Employees

          At December 31, 1998, ABC and its subsidiaries employed 362 full-time employees and 37 part-time employees. ABC considers its relationship with its employees to be excellent.

          ABC has adopted two retirement plans for its employees, the ABC Bancorp 401(k) Profit Sharing Plan and the ABC Bancorp Money Purchase Pension Plan. These plans provide both deferral of compensation by the employees and matching contributions by the Company. ABC and the banks made contributions for all eligible employees in 1998. ABC also maintains a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia and southeast Alabama. ABC's employees are not represented by any collective bargaining group.

                          SUPERVISION AND REGULATION

General

          As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board (the "FRB") and the Georgia Department of Banking and Finance (the "DBF"). The Subsidiary Banks are subject to supervision and examination by applicable state and Federal banking agencies, including the FRB, the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the DBF and the State of Alabama Department of Banking. The Subsidiary Banks are also subject to various requirements and restrictions under Federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

          The Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the FRB before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and
(iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the FRB, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the FRB has determined by regulation or order to be closely related to banking are: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) making or servicing loans and certain types of leases; (iii) performing certain data processing services; (iv) acting as fiduciary or investment or financial advisor; (v) providing discount brokerage services; (vi) underwriting bank eligible securities; (vii) underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and (viii) making investments in corporations or projects designed primarily to promote community welfare.

          In addition, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of ABC and the Banks and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine ABC. ABC is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to ABC; (ii) investments in the stock or securities of ABC by the Banks; (iii) the Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Banks to a borrower; and (iv) the purchase of assets from ABC by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Payment of Dividends and Other Restrictions

          ABC is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations under federal and state law on the extent to which ABC's subsidiaries can pay dividends or otherwise supply funds to ABC.

          The principal source of ABC's cash revenues is dividends from its subsidiaries and there are certain limitations under federal and state laws on the payment of dividends by such subsidiaries. The prior approval of the FRB or the applicable state commissioner, as the case may be, is required if the total of all dividends declared by any state member bank of the Federal Reserve System in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include ABC and the Banks from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

          Under Georgia law (which would apply to any payment of dividends by the Georgia Banks to ABC), the prior approval of the DBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%.

          Retained earnings of the Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $3 million as of December 31, 1998.

          In addition, the Banks are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, ABC. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

          The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if one or more of the holding company's bank subsidiaries are classified as undercapitalized.

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

Capital Adequacy

          The FRB has adopted risk-based capital guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

          In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I capital to total assets, less goodwill (the leverage ratio) of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a tangible Tier I capital leverage ratio (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

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

          Under the FDIC's regulations, all of the Banks are "well capitalized" institutions.

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

          The risk-based capital requirements established by the OCC's regulations require national banks to maintain total capital equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, total capital means Tier 1 capital plus Tier 2 capital, provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

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

Support of Subsidiary Banks

          Under the FRB policy, ABC is expected to act as a source of financial strength to, and to commit resources to support, each of the Banks. This support may be required at times when, absent such FRB policy, ABC may not be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

          Under the Financial Institutions Reform, Recovery and Enforcement Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver, and in danger of default is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulator assistance. The FDIC's claim for damages is superior to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

FDIC Insurance Assessments

          The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"), which as of December 31, 1998, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment.

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

          DIFA also imposes assessments against both SAIF and BIF deposits to avoid predicted default on the bonds issued by the Financing Corporation ("FICO") as deposits in savings institutions continue to decline. DIFA amends the Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. The assessment imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a range equal to one-fifth of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-asssessable deposit (approximately 6.7 basis points). The FICO assessment for 1996 was paid entirely by SAIF-insured institutions, but BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 1999, or the date as of which the last savings association ceases to exist.

Community Reinvestment Act

          The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the Federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the Federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

          A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". As of December 31, 1998, all of the Banks had a CRA rating of at least satisfactory.

          On April 19,1995, the four Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the CRA, which are intended to set distinct assessment standards for financial institutions. The revised regulations contains three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals;
(ii) a services test which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures were scheduled to begin for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. Congress and various Federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Nearly all of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

Other Regulatory Action

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

          The Federal Interstate Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Federal Interstate Act also requires the appropriate Federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

Federal Home Loan Bank System

          All of the Banks have correspondent relationships with the Federal Home Loan Bank of Atlanta ("FHLB Atlanta"), which is one of 12 regional Federal Home Loan Banks ("FHLBs") that administer the home financing credit function of savings companies. Each FHLB serves as a reserve or central bank for its members within its assigned region. FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans to members (i.e., advances) in accordance with policies and procedures, established by the Board of Directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

          FHLB Atlanta provides certain services to certain of the Banks such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, the Banks maintain certain balances with FHLB Atlanta in noninterest-bearing accounts.

          Under Federal law, the FHLBs are required to provide funds for the resolution of troubled savings companies and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

          The Federal Financial Institutions Examination Council recently issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal bank regulatory agencies regarding the year 2000 problem. The federal bank regulatory agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal bank regulatory agencies as an unsafe and unsound banking practice. If a federal bank regulatory agency determines that the Banks are operating in an unsafe and unsound manner, the Banks may be required to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action being taken, which may include a cease and desist order and fines.

Future Requirements

          Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structure, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of ABC or any of the Banks may be affected by such statute or regulation.


ITEM 2.   PROPERTIES

          The principal properties of ABC consist of the properties of the Banks. For a description of the properties of the Banks, see "Item 1 - Business of ABC and the Banks - Properties" included elsewhere in this Annual Report.


ITEM 3.   LEGAL PROCEEDINGS

          Neither ABC nor any of the Banks is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Banks, nor to the knowledge of the management of ABC are any such proceedings contemplated or threatened against it or the Banks.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          No matters were submitted to a vote of ABC's shareholders during the fourth quarter of 1998.


ITEM 4.5  EXECUTIVE OFFICERS

          The following table sets forth certain information with respect to the executive officers of ABC.

     Name, Age and               Position with the            Principal Occupation for the Last Five
    Term as Officer                 Registrant                    Years and Other Directorships
-------------------------       -------------------   -------------------------------------------------------
Kenneth J. Hunnicutt; 62;        President, Chief     Chief Executive Officer of ABC Bancorp since 1994 and
Officer since 1981               Executive Officer    President since 1981.  Mr. Hunnicutt served as Senior
                                 and Director         President of American Bank from 1989 to 1991 and as
                                                      President of American Bank from 1975 to 1989 and
                                                      currently serves as a director of each of the banks.

W. Edwin Lane, Jr; 44;           Executive Vice       Executive Vice President and Chief Financial Officer of
Officer since January 1,         President and        ABC Bancorp since January 1, 1995. Mr. Lane served as
1995                             Chief Financial      Controller of First Liberty Bank, Macon, Georgia from
                                 Officer              August 1992 to December 1994. Mr. Lane was
                                                      associated with Mauldin & Jenkins, Certified Public
                                                      Accountants, from 1985 to 1992, where he served as an
                                                      audit manager from 1989 to 1992.

          Officers serve at the discretion of the Board of Directors.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

(a) The following table sets forth: (a) the high and low bid prices for the common stock as quoted on Nasdaq-NMS during 1997 and 1998; and (b) the amount of quarterly dividends declared on the common stock during the periods indicated.


     Calendar Period                           Bid Prices             Cash
   -------------------                   ---------------------      Dividends
          1998                             Low          High         Declared
   -------------------                   ---------    --------     -----------
      First quarter                      $ 16.500     $ 20.375        $   .10
      Second quarter                       15.750       18.125            .10
      Third quarter                        11.500       16.375            .10
      Fourth quarter                       12.000       13.250            .10



      Calendar Period                          Bid Prices             Cash
     -----------------                   ---------------------      Dividends
           1997                            Low          High         Declared
     -----------------                   ---------    --------     -----------
      First quarter                      $ 13.375     $ 16.375        $   .08
      Second quarter                       15.500       17.250            .10
      Third quarter                        16.000       17.375            .10
      Fourth quarter                       15.625       19.875            .10

(b) As of March 1, 1999, there were approximately 1,433 holders of record of the Common Stock.

(c) ABC paid an annual dividend on its common stock of $.40 and $.38 per share for fiscal years 1998 and 1997, respectively.

 .    Selected Consolidated Financial Information

          The following table presents selected consolidated financial information for ABC. The data set forth below are derived from the audited consolidated financial statements of ABC. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                         Year Ended December 31,
                                                 ---------------------------------------------------------------------
                                                   1998          1997           1996           1995           1994
                                                 -------       -------        -------        -------        -------
                                                              (Dollars in Thousands, Except Per Share Data)
                                                 ---------------------------------------------------------------------
Selected Balance Sheet Data:
   Total assets                                   $724,946      $691,886        $673,162      $531,243       $464,084
   Total loans                                     477,194       490,244         452,844       319,471        285,575
   Total deposits                                  633,325       600,711         577,905       466,317        409,645
   Investment securities                           154,546       123,219         135,266       101,695         96,200
   Shareholders' equity                             71,834        68,153          62,970        51,955         45,753

Selected Income Statement Data:
   Interest income                                $ 59,894      $ 58,649       $  50,586      $ 40,951       $ 33,021
   Interest expense                                 26,444        25,950          22,324        17,367         12,717
                                                  --------      --------       ---------      --------       --------
   Net interest income                              33,450        32,699          28,262        23,584         20,304

Provision for loan losses                            5,505         2,731           1,919         1,241            988
Other income                                         9,699         7,736           6,532         4,904          4,466
Other expenses                                      27,996        27,139          22,878        18,127         17,072
                                                  --------      --------       ---------      --------       --------
   Income before tax                                 9,648        10,565           9,997         9,120          6,710
Income tax expense                                   2,735         3,119           2,839         2,752          1,945
                                                  --------      --------       ---------      --------       --------
   Net income                                     $  6,913      $  7,446       $   7,158      $  6,368       $  4,765
                                                  ========      ========       =========      ========       ========

Per Share Data:
   Net income - basic                             $   0.95      $   1.03       $    1.01      $   0.95       $   0.76
   Net income - diluted                               0.95          1.02            1.01          0.95           0.76
   Book value                                         9.95          9.40            8.69          7.76           6.87
   Tangible book value                                8.78          8.12            7.69          7.40           6.46
   Dividends                                          0.40          0.38            0.32          0.28           0.23

Profitability Ratios:
   Net income to average total assets                 0.99%         1.10%           1.21%         1.34%          1.11%
   Net income to average stockholder's equity        10.07         11.35           12.19         13.01          12.83
   Net interest margin                                5.25          5.36            5.24          5.43           5.14

                                                                           Year Ended December 31,
                                                            ---------------------------------------------------
                                                              1998     1997      1996       1995       1994
                                                            --------   -----   --------   --------   -------
                                                               (Dollars in Thousands, Except Per Share Data)
                                                            ---------------------------------------------------
Loan Quality Ratios:
   Net charge-offs to total loans                              0.62%   0.48%     0.39%      0.16%      0.25%
   Reserve for loan losses to total loans
     and OREO                                                  2.13    1.55      1.60       1.84       1.81
   Nonperforming assets to total loans
     and OREO                                                  1.99    2.41      1.39       1.08       1.50
   Reserve for loan losses to
     nonperforming loans                                     116.25   75.86    135.34     215.91     124.53
   Reserve for loan losses to total
     nonperforming assets                                    107.25   64.38    115.59     170.68     120.97

Liquidity Ratios:
   Loans to total deposits                                    75.35%  81.61%    78.36%     68.51%     69.71%
   Loans to average earnings assets                           74.85   80.45     84.04      73.53      72.32
   Noninterest-bearing deposits to
     total deposits                                           15.78   15.00     15.06      17.56      17.14
Capital Adequacy Ratios:
   Common stockholders' equity to
     total assets                                              9.91%   9.85%     9.35%      9.78%      9.86%
Total stockholders' equity to total assets                     9.91    9.85      9.35       9.78       9.86
Dividend payout ratio                                         42.11   36.89     31.68      29.47      30.26

 .    SELECTED CONSOLIDATED FINANCIAL INFORMATION (Continued)


SELECTED QUARTERLY FINANCIAL DATA:

                                             Quarters Ended December 31, 1998
                                     -------------------------------------------------
                                         4            3            2            1
                                     ----------   ----------   ----------   ----------
                                      (Dollars in Thousands, Except Per Share Data)
                                     -------------------------------------------------
Selected Income Statement Data:

   Interest income                   $ 15,024     $ 15,268     $ 14,880     $ 14,722

   Net interest income                  8,528        8,517        8,254        8,151

   Net income                           3,558        1,502        1,619          234

Per Share Data:

   Net income - basic                    0.49         0.21         0.22         0.03

   Net income - diluted                  0.49         0.21         0.22         0.03

   Dividends                             0.10         0.10         0.10         0.10


                                               Quarters Ended December 31, 1997
                                     ---------------------------------------------------
                                           4           3            2            1
                                     ----------   ----------   ----------   ------------
                                         (Dollars in Thousands, Except Per Share Data)
                                     ---------------------------------------------------
Selected Income Statement Data:

   Interest income                   $ 14,990     $ 14,858     $ 14,570     $ 14,231

   Net interest income                  8,397        8,107        8,125        8,070

   Net income                           2,037        1,528        2,022        1,859

Per Share Data:

   Net income - basic                    0.28         0.21         0.28         0.26

   Net income - diluted                  0.28         0.20         0.28         0.25

   Dividends                             0.10         0.10         0.10         0.08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

          ABC's 1998 Annual Report contains forward-looking statements in addition to historical information. ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated result will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in ABC's markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by ABC, state and federal banking regulations; changes in or application of environmental and other laws and regulations to which ABC is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in ABC's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K. The words "believe", "expect", "anticipate", "project", and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of ABC. Any such statement speaks only as of the date the statement was made. ABC undertakes no obligation to update or revise any forward looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the ABC's current and subsequent filings with the Securities and Exchange Commission.

General

          ABC's principal asset is its ownership of the Banks. Accordingly, its results of operations are primarily dependent upon the results of operations of the Banks. The Banks conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Banks' profitablity depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Banks' interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate
spread will generate interest income.   The interest rate spread is impacted by
interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Banks is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans and investment securities. Noninterest expenses consist of compensation and benefits, occupancy-related expenses, deposit insurance premiums paid to the FDIC and other operating expenses.

Results of Operations for Years Ended December 31, 1998, 1997 and 1996

          ABC's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.
Since interest rates are determined by market forces and economic conditions beyond the control of ABC, the ability to generate net interest income is dependent upon the ability of the Banks to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

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

          The net interest margin decreased 13 basis points or 2.38% to 5.34% in 1998 as compared to 5.47% in 1997. This decrease in net interest margin resulted from a decrease of 23 basis points in average yield earned on interest-earning assets accompanied by a decrease of 5 basis points in average rate paid on interest-bearing liabilities. Interest earned on loans decreased 22 basis points; interest earned on Federal funds sold decreased 49 basis points; interest earned on securities, including interest-bearing deposits in banks, decreased 25 basis points; while interest paid on interest-bearing liabilities decreased 5 basis points. Net interest income on a taxable-equivalent basis was $34,063,000 in 1998 as compared to $33,320,000 in 1997, representing an increase of $743,000 or 2.23%. Net interest income on a taxable-equivalent basis was $33,320,000 in 1997 as compared to $28,790,000 in 1996, representing
an increase of $4,530,000 or 15.73%.   Net interest margin increased 2.43% to
5.47% in 1997 from 5.34% in 1996 on an increase of 13.11% in average interest-earning assets and an increase of 14.87% in average interest-bearing liabilities. Interest earned on average interest-earning assets increased 23 basis points to 9.72% in 1997 as compared to 9.49% in 1996, while interest paid on interest-bearing liabilities increased 6 basis points to 4.94% in 1997 as compared to 4.88% in 1996.

          Average interest-earning assets increased $28,001,000 or 4.59% to $637,501,000 in 1998 from $609,500,000 in 1997. Average loans increased
$20,374,000; average investments, including interest-bearing deposits in banks, increased $10,078,000; and average federal funds sold decreased $2,451,000.
The increase in average interest-earning assets was funded by an increase in average deposits of $31,060,000 or 5.39% to $607,039,000 in 1998 from
$575,979,000 in 1997. By comparison, average interest-earning assets increased $70,659,000 or 13.11% to $609,500,000 in 1997 from $538,841,000 in 1996. The increase in average interest-earning assets in 1997 was funded by an increase in average deposits of $73,336,000, or 14.59%. In 1998 and 1997, approximately 14% of the average deposits were noninterest-bearing deposits.

          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention. ABC segregates its loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, ABC further segregates its loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required.
In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the markets where the subsidiary banks operate. Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plan closings.

          The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $5,505,000 in 1998, $2,731,000 in 1997 and $1,919,000 in 1996. The
increase in the provision for loan losses of $2,774,000, or 101.57%, as compared to 1997 was required to replenish the allowance for loan losses for approximately $3,000,000 of net charge-offs in 1998 and to cover potential losses in the loan portfolio resulting from the deterioration in asset quality of collateral assigned to secure related loans. During 1998 average loans increased $20,374,000 or 4.29% over 1997. The increase in the provision for loan losses in 1997 of $812,000, or 42.31%, as compared with 1996 was accompanied by an increase of 8.26% in total loans in 1997 and an increase in the allowance for loan losses of 4.87%. The allowance for loan losses increased $2,565,000 to $10,192,000 at December 31, 1998 from $7,627,000 at December 31, 1997. Net charge-offs represented 53.41% of the provision for loan losses in 1998 as compared to 87.04% in 1997. The loan charge-offs for 1998 represented .59% of average loans outstanding during the year as compared to .50% for 1997 and .44% for 1996. At December 31, 1998, the allowance for loan losses was 2.14% of total loans outstanding as compared to an allowance for loan losses of 1.56% of total loans outstanding at December 31, 1997 and 1.61% of total loans outstanding at December 31, 1996. The allowance for loan losses increased $354,000 to $7,627,000 in 1997 from $7,273,000 in 1996. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the consolidated loan portfolio.

          Due to adverse economic conditions in early 1998, it became apparent that several agriculturally related loans and commercial business loans were not performing according to the loan agreements. Management intensified its efforts to identify those nonperforming loans, to charge off loans which were considered in the loss category and to adequately reserve for other loans determined to be at risk. Loan loss reserves are determined based on management's internal review of nonperforming loans, delinquency trends, the quality of collateral assets and charge-off trends.

          Average total assets increased $23,513,000 or 3.48% to $700,094,000 in 1998 as compared to $676,581,000 in 1997. The increase in average total assets was accompanied by an increase in average deposits of $31,060,000 or 5.39%. Average total assets increased $86,204,000 or 14.60% to $676,581,000 in 1997 as compared to $590,377,000 in 1996. The increase in average total assets was accompanied by an increase in average total deposits of $73,336,000 or 14.59% to $575,979,000 in 1997 from $502,643,000 in 1996.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed only to U. S. Dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities which are commonly pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

          Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. As indicated by the Gap analysis included in this annual report, the Company is somewhat liability sensitive in relation to changes in market interest rates. Being liability sensitive would result in net interest income decreasing in a rising rate environment and increasing in a declining rate environment. See "Asset/Liability Management" included in SELECTED STATISTICAL INFORMATION OF ABC BANCORP.

          The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would decrease 1.71% if rates rise gradually over the next year. On the other hand, the model projects net interest income to increase 1.08% if rates decline over the next year.

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


                                                                        Year Ended December 31,
                                 ---------------------------------------------------------------------------------------------------
                                                1998                              1997                             1996
                                  ---------------------------------  ------------------------------  ------------------------------
                                               Interest    Average              Interest    Average             Interest    Average

                                   Average     Income/     Yield/     Average   Income/     Yield/   Average    Income/     Yield/

                                   Balance     Expense     Rate       Balance   Expense     Rate     Balance    Expense      Rate
                                  ---------   ---------  ----------  --------- ---------  --------- ---------  ---------  ---------
                                                                         (Dollars in Thousands)
                                  -------------------------------------------------------------------------------------------------
ASSETS
   Interest-earning assets:
      Loans, net of unearned
        interest                  $ 495,421    $ 51,584   10.41%     $ 475,047  $ 50,502   10.63%   $ 395,822   $ 42,322    10.69%
   Investment securities:
      Taxable                        97,747       5,990    6.13        104,161     6,511    6.25       99,734     6,100      6.12
      Nontaxable                     22,946       1,803    7.86         22,872     1,826    7.98       20,559     1,553      7.55
   Interest-bearing deposits
        in banks                     20,382       1,077    5.28          3,964       232    5.85            -         -         -
   Federal funds sold                 1,005          53    5.27          3,456       199    5.76       22,726     1,139      5.01
                                  ---------    --------              ---------  --------            ---------   -------
        Total interest-earning
        assets                      637,501      60,507    9.49        609,500    59,270    9.72      538,841    51,114      9.49
                                  ---------    --------              ---------  --------            ---------   -------

   Noninterest-earning assets:

      Cash                           23,802                             28,620                         25,336
      Allowance for loan losses      (9,933)                            (7,458)                        (6,776)
      Unrealized gain (loss) on
        available for sale
        securities                      406                               (121)                          (338)
   Other assets                      48,318                             46,040                         33,314
                                  ---------                          ---------                      ---------
        Total noninterest-earning
        assets                       62,593                             67,081                         51,536
                                  ---------                          ---------                      ---------
        Total assets              $ 700,094                          $ 676,581                      $ 590,377
                                  =========                          =========                      =========

                                                                                    Year Ended December 31,
                                            ------------------------------------------------------------------------
                                                            1998                               1997
                                            ------------------------------------------------------------------------
                                                           Interest      Average             Interest      Average
                                            Average        Income/       Yield/     Average   Income/      Yield/
                                            Balance        Expense     Rate Paid    Balance   Expense    Rate Paid
                                            ------------------------------------------------------------------------
                                                                                       (Dollars in Thousands)
                                            ------------------------------------------------------------------------
 LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings and interest-bearing
     demand deposits                         $174,443       $ 5,439     3.12%        $166,877  $ 5,089    3.05%
  Time deposits                               348,826        19,971     5.73          330,621   19,139    5.79
  Other short-term borrowings                     835            41     4.91            2,804      154    5.49
  Other borrowings                             16,494           993     6.02           25,080    1,568    6.25
                                             --------       -------                  --------  -------
     Total interest-bearing
       liabilities                            540,598        26,444     4.89          525,382   25,950    4.94
                                             --------       -------                  --------  -------

Noninterest-bearing liabilities
  and stockholders' equity:
  Demand deposits                              83,770                                  78,481
  Other liabilities                             7,068                                   7,118
  Stockholders' equity                         68,658                                  65,600
                                             --------                                --------
     Total noninterest-bearing
       liabilities and
       stockholders' equity                   159,496                                 151,199
                                             --------                                --------

     Total liabilities and
       stockholders' equity                  $700,094                                $676,581
                                             ========                                ========

Interest rate spread                                                    4.60%                             4.78%
                                                                        ====                              ====

Net interest income                                         $34,063                            $33,320
                                                            =======                            =======

Net interest margin                                                     5.34%                             5.47%
                                                                        ====                              ====


                                        --------------------------------------------
                                                             1996
                                        --------------------------------------------
                                                           Interest       Average
                                          Average           Income/        Yield
                                          Balance           Expense      Rate Paid
                                       ---------------------------------------------

                                       ---------------------------------------------
 LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings and interest-bearing
     demand deposits                       $149,503          $ 4,558        3.05%
  Time deposits                             283,054           16,377        5.79
  Other short-term borrowings                 5,713              221        3.87
  Other borrowings                           19,113            1,168        6.11
                                           --------          -------
     Total interest-bearing
       liabilities                          457,383           22,324        4.88
                                           --------

Noninterest-bearing liabilities
  and stockholders' equity:
  Demand deposits                            70,086
  Other liabilities                           4,168
  Stockholders' equity                       58,740
                                           --------
     Total noninterest-bearing
       liabilities and
       stockholders' equity                 132,994
                                           --------

     Total liabilities and
       stockholders' equity                $590,377
                                           ========

Interest rate spread                                                        4.61%
                                                                            ====

Net interest income                                          $28,790
                                                             =======

Net interest margin                                                         5.34%
                                                                            ====

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

                                                                  Year Ended December 31,
                                   ---------------------------------------------------------------------------------------
                                                 1998 vs. 1997                                 1997 vs. 1996
                                   ------------------------------------------  --------------------------------------------
                                     Increase             Changes Due To         Increase               Changes Due To
                                                       --------------------                         -----------------------
                                    (Decrease)          Rate         Volume     (Decrease)          Rate            Volume
                                   -----------         -----         ------     ----------          ----            -------
                                                                    (Dollars in Thousands)
                                   ----------------------------------------------------------------------------------------
Increase (decrease) in:
   Income from earning assets:
     Interest and fees on loans       $   1,082      $   (1,084 )   $  2,166      $  8,180       $   (291)        $   8,471
   Interest on securities:
     Taxable                               (521)          (120)         (401)          411            140               271
     Nontaxable                             (23)           (29)            6           273             98               175
   Interest-bearing deposits
     in banks                               845           (116)          961           232              -               232
   Interest on Federal funds               (146)            (5)         (141)         (940)            26              (966)
                                      ---------      ---------      --------      --------       --------         ---------
   Total interest income                  1,237         (1,354)        2,591         8,156            (27)            8,183
                                      ---------      ---------      --------      --------       --------         ---------

Expense from interest-bearing
 liabilities:
   Interest on savings and interest-
     bearing demand deposits                350            119           231           531              1               530
   Interest on time deposits                832           (222)        1,054         2,762             10             2,752
   Interest on short-term
     borrowings                            (113)            (5)         (108)          (67)            46              (113)
   Interest on other borrowings            (575)           (38)         (537)          400             35               365
                                      ---------      ---------      --------      --------       --------         ---------
     Total interest expense                 494           (146)          640         3,626             92             3,534
                                      ---------      ---------      --------      --------       --------         ---------

     Net interest income              $     743     $   (1,208)     $  1,951      $  4,530       $   (119)        $   4,649
                                      =========     ==========      ========      ========       ========         =========

Noninterest Income

          Service charges on deposit accounts increased $211,000 or 3.83% to $5,720,000 in 1998 as compared to $5,509,000 in 1997 on an increase in average deposits of $31.060,000 or 5.39% to $607,039,000 in 1998 from $575,979,000 in
1997. The significant increase in service charges on deposit accounts of $787,000 or 16.67% to $5,509,000 in 1997 as compared to $4,722,000 in 1996 resulted from the sizable increase of $73,336,000 in average deposits in 1997 over 1996. Approximately $48,000,000 or 65% of the increase in average deposits in 1997 over 1996 was attributable to the average deposits of Southland Bank, a subsidiary bank acquired in June of 1996 and accounted for as a purchase. With the expansion of mortgage loan origination activities during the last three years, origination fees on mortgages have increased significantly during the last two years as evidenced by an increase of $438,000 or 98.43% in 1998 over 1997 and an increase of $278,000 or 166.47% in 1997 over 1996. In 1998, ABC recognized nontaxable income of $1,200,000 in life insurance benefits upon the death of a former officer and director of a subsidiary bank. This nonrecurring transaction represented 12.37% of total noninterest income in 1998 and 17.36% of consolidated net income for 1998. All other noninterest income increased $114,000 or 6.40% in 1998 over 1997 as compared to $139,000 or 8.46% in 1997 over 1996.

          Following is a comparison of noninterest income for 1998, 1997 and 1996.

                                                    Year Ended December 31,
                                              ----------------------------------
                                                 1998        1997        1996
                                              ----------  ----------  ----------
                                                    (Dollars in Thousands)
                                              ----------------------------------

      Service charges on deposit accounts      $   5,720   $   5,509   $   4,722
       Mortgage origination fees                     883         445         167
      Other service charges, commissions
       and fees                                      506         474         500
      Nontaxable life insurance benefits           1,200           -          24
      Other income                                 1,390       1,308       1,119
                                              ----------  ----------  ----------
                                               $   9,699   $   7,736   $   6,532
                                              ==========  ==========  ==========


Noninterest Expense

          Salaries and employee benefits increased $283,000 or 2.06% to $14,025,000 in 1998 from $13,742,000 in 1997. Although individual salaries and employee benefits increased during the year, the moderate increase in total salaries and employee benefits was achieved by a reduction of total personnel employed during the year of approximately 3%. Salaries and employee benefits increased $2,388,000 or 21.03% in 1997 over 1996, of which $875,000 was attributable to Southland Bank and $226,000 was attributable to the acquisition of the Douglas branch of Security Bank. The remaining increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and the addition of several employees by the parent company, including three senior executives.

          Equipment and occupancy expense increased $362,000 or 9.15% to $4,320,000 in 1998 as compared to $3,958,000 in 1997. The increase in expense was attributable to an increase of $143,000 in depreciation expense, representing approximately 40% of the total increase. Increased rentals of office space and equipment, and general increases in utilities, property taxes and maintenance expense accounted for the majority of additional expense. Equipment and occupancy expense increased $795,000 or 25.13% in 1997 over 1996, of which $311,000 was attributable to Southland Bank and $50,000 was attributable to the Douglas branch of Security Bank. The remaining increase was due to normal expansion within its banking subsidiaries.

          Amortization of intangible assets increased $107,000 in 1998 over 1997. This increase represents the additional amount of cost amortized in 1998 over 1997 for the purchase of the Douglas branch of Security Bank. Amortization
of intangible assets increased $257,000 in 1997 over 1996.   The entire amount
of the increase resulted from the amortization of the excess of purchase price over net book value of assets acquired upon the acquisitions of Southland Bank and the Douglas branch which were accounted for as purchase transactions.

          Merger and acquisition expense of $406,000 in 1997 resulted from the acquisition of one financial institution and a branch of another financial institution in 1997. Merger and acquisition expense of $708,000 in 1996 resulted from the acquisition of four financial institutions in 1996. There was no significant amount of merger expense in 1998.

          All other noninterest expense increased $507,000 or 6.12% in 1998 over 1997. Approximately 50% of the increase in 1998 was attributable to an increase
of $246,000 in data processing fees.   Under terms of the agreement with ABC's
third party provider of main frame hardware for computer services and the software for processing computer applications, the provider abates fees for one year for services provided for newly acquired banks. In 1998, fees were assessed for services provided for the full year for recently acquired banks for which fees were assessed for only a portion of the year in 1997. All other noninterest expense increased $1,123,000 in 1997 over 1996, of which $770,000 was attributable to Southland Bank and $74,000 was attributable to Douglas.

           Following is an analysis of noninterest expense for 1998, 1997 and 1996.

                                                     Year Ended December 31,
                                             -------------------------------------
                                                 1998          1997         1996
                                             -----------    ----------    --------
                                                     (Dollars in Thousands)
                                             -------------------------------------

       Salaries and employee benefits         $   14,025   $   13,742   $   11,354
       Equipment and occupancy                     4,320        3,958        3,163
       Merger and acquisition expense                  4          406          708
       Amortization of intangible assets             851          744          487
       Data processing fees                          774          528          586
       Stationery and supplies expense               476          560          616
       Other expense                               7,546        7,201        5,964
                                              ----------   ----------   ----------
                                              $   27,996   $   27,139   $   22,878
                                              ==========   ==========   ==========


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

          The following table sets forth the distribution of the repricing of ABC's earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of ABC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                    At December 31, 1998
                                            --------------------------------------------------------------------------
                                                                  Maturing or Repricing Within
                                            --------------------------------------------------------------------------
                                             Zero to          Three
                                              Three          Months to         One to            Over
                                              Months         One Year       Three Years       Three Years       Total
                                            ---------      -----------     -------------   ----------------  ---------
                                                                   (Dollars in Thousands)
                                            --------------------------------------------------------------------------
Earning assets:
   Interest-bearing deposits in banks       $  10,417      $   4,000       $      -        $      -          $  14,417
   Investment securities                       61,783         42,258          17,396          33,109           154,546
   Loans                                      114,558        148,783         121,801          92,052           477,194
                                            ---------      ---------       ---------       ---------         ---------
                                              186,758        195,041         139,197         125,161           646,157
                                            ---------      ---------       ---------       ---------         ---------
Interest-bearing liabilities:
   Interest-bearing demand deposits (1)            -          39,325          93,202              -            132,527
   Savings (1)                                     -              -           59,719              -             59,719
   Certificates less than $100,000             76,511        125,664          36,264           9,302           247,741
   Certificates, $100,000 and over             29,246         54,397           7,734           2,004            93,381
   Other short-term borrowings                    883             -               -               -                883
   Other borrowings                             7,500             -            4,350              -             11,850
                                            ---------      ---------       ---------       ---------         ---------
                                              114,140        219,386         201,269          11,306           546,101
                                            ---------      ---------       ---------       ---------         ---------

Interest rate sensitivity gap               $  72,618      $ (24,345)      $ (62,072)      $ 113,855         $ 100,056
                                            =========      =========       =========       =========         =========
Cumulative interest rate
 sensitivity gap                            $  72,618      $  48,273       $ (13,799)      $ 100,056
                                            =========      =========       =========       =========

Interest rate sensitivity gap ratio              1.64           0.89            0.69           11.07
                                            =========      =========       =========       =========

Cumulative interest rate
 sensitivity gap ratio                           1.64           1.14            0.97            1.18
                                            =========      =========       =========       =========


(1) The Company has found that NOW checking accounts and savings deposits are generally not sensitive to changes in interest rates and, therefore, it has placed such liabilities in the "One to Three Years" category. It has also found that the money-market checking deposits reprice between three months to one year, on the average.

                             INVESTMENT PORTFOLIO


          The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See "--Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 55% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 67% of the investment portfolio matures or reprices within one year or less.

Types of Investments

          The amortized cost and fair value of investments in securities at December 31, 1998 and 1997 were as follows:

                                                                      GROSS         GROSS
                                                     AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                        COST          GAINS         LOSSES         VALUE
                                                    -----------  -------------  -------------    ---------
                                                                     (Dollars in Thousands)
                                                    --------------------------------------------------------
  Securities Available for Sale
      December 31, 1998:
      U. S. Government and agency securities        $     65,146   $       278      $    (16)   $     65,408
      Mortgage-backed securities                          63,677           198          (180)         63,695
      State and municipal securities                       6,097           273            -            6,370
      Other securities                                       525            -            (65)            460
                                                    ------------   -----------      --------    ------------
                                                    $    135,445   $       749      $   (261)   $    135,933
                                                    ============   ===========      ========    ============

      December 31, 1997:
      U. S. Government and agency securities        $     79,636   $       287      $   (101)   $     79,822
      Mortgage-backed securities                           6,984           120           (19)          7,085
      State and municipal securities                       5,660           174            -            5,834
      Other securities                                       525            -            (67)            458
                                                    ------------   -----------      --------    ------------
                                                    $     92,805   $       581      $   (187)   $     93,199
                                                    ============   ===========      ========    ============

  Securities Held to Maturity
      December 31, 1998:
      U. S. Government and agency securities        $        999   $         2       $    -     $      1,001
      Mortgage-backed securities                           1,662            25            -            1,687
      State and municipal securities                      15,952           686            (1)         16,637
                                                    ------------   -----------       -------    ------------
                                                    $     18,613   $       713       $    (1)   $     19,325
                                                    ============   ===========      ========    ============

      December 31, 1997:
      U. S. Government and agency securities        $      8,995    $        1       $   (10)   $      8,986
      Mortgage-backed securities                           2,951            27           (10)          2,968
      State and municipal securities                      18,074           557            (8)         18,623
                                                    ------------   -----------       -------    ------------
                                                    $     30,020   $       585       $   (28)   $     30,577
                                                    ============   ===========      ========    ============

Maturities

          The amounts of investments in securities in each category as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                 U. S. Treasury
                                                 and Other U. S.
                                               Government Agencies            State and
                                                and Corporations        Political Subdivisions
                                                            Yield                      Yield
                                                 Amount      (1)       Amount         (1) (2)
                                              ------------  ------   ----------    ------------
                                                            (Dollars in Thousands)
                                              -------------------------------------------------
      Maturity:
        One year or less                       $     6,720   5.78%   $    3,010        7.99%
        After one year through five years          123,839   5.75         8,831        7.17
        After five years through ten years           1,665   7.08         6,938        7.40
        After ten years                                 -      -          3,543        7.25
                                               -----------  ------   ----------        ----
                                               $   132,224   5.77%   $   22,322        7.36%
                                               ===========   ====    ==========        ====


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

                                LOAN PORTFOLIO

Types of Loans

          Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 50% of the Company's loan portfolio as of December 31, 1998. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                    December 31,
                                        ----------------------------------------------------------------------
                                            1998           1997           1996           1995           1994
                                        ----------     ----------     ----------      ---------      ---------
                                                               (Dollars in Thousands)
                                        ----------------------------------------------------------------------

Commercial and financial                $   70,282     $   72,171     $   69,772      $  48,031      $  40,185
Agricultural                                36,567         41,882         35,525         22,716         24,304
Real estate - construction                   8,439         13,117         13,612          3,756          3,886
Real estate - mortgage, farmland            56,595         55,245         52,978         48,411         42,458
Real estate - mortgage,                    123,854        108,339         89,708         61,806         50,461
 commercial
Real estate - mortgage,                    114,930        127,767        121,448         74,671         69,129
 residential
Consumer instalment loans                   65,307         68,959         67,572         58,615         53,419
Other                                        1,220          2,764          2,229          1,465          1,733
                                        ----------     ----------     ----------      ---------      ---------
                                           477,194        490,244        452,844        319,471        285,575
Less reserve for possible loan
 losses                                     10,192          7,627          7,273          5,890          5,168
                                        ----------     ----------     ----------      ---------      ---------
Loans, net                              $  467,002     $  482,617     $  445,571     $  313,581      $ 280,407
                                        ==========     ==========     ==========     ==========      =========



Maturities and Sensitivity to Changes in Interest Rates

          Total loans as of December 31, 1998 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through three years, and (3) after three years.

                                                                                (Dollars in
                                                                                Thousands )
                                                                              --------------
Maturity or Repricing Within:
   One year or less                                                              $ 263,341
   After one year through three years                                              121,801
   After three years                                                                92,052
                                                                              --------------
                                                                                 $ 477,194
                                                                              ==============

          The following table summarizes loans at December 31, 1998 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                (Dollars in
                                                                 Thousands)
                                                               --------------
Predetermined interest rates                                     $ 211,204
Floating or adjustable interest rates                                2,649
                                                                 ---------
                                                                 $ 213,853
                                                                 =========


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

                                                                       December 31,
                                             --------------------------------------------------------------
                                                    1998          1997        1996        1995        1994
                                             ----------------------------  ----------  ----------  ---------
                                                                  (Dollars in Thousands)
                                             --------------------------------------------------------------
Loans accounted for on a nonaccrual basis        $  8,767      $ 10,101     $ 4,977     $ 2,271     $ 3,518

Instalment loans and term loans contractually          94            59         397         457         274
     past due ninety days or more as to interest
     or principal payments and still accruing

Loans, the terms of which have been renegotiated        -             -           -           -         358
     to provide a reduction or deferral of interest
     or principal because of deterioration in the
     financial position of the borrower

Loans now current about which there are serious         -             -           -           -           -
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

                        SUMMARY OF LOAN LOSS EXPERIENCE


          The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible
future losses, current economic conditions and other relevant factors.   The
Company's allowance for loan losses was approximately $10,192,000 at December 31, 1998, representing 2.14% of year end total loans outstanding, compared with $7,627,000 at December 31, 1997, which represented 1.56% of year end total loans outstanding. The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

                                                                          At December 31,
                                        --------------------------------------------------------------------------
                                              1998                          1997                    1996
                                        ------------------------  -----------------------    ---------------------
                                                      Percent of               Percent of               Percent of
                                                      Loans in                 Loans in                 Loans in
                                                      Category                 Category                 Category
                                                      to Total                 to Total                 to Total
                                         Amount         Loans      Amount        Loans        Amount      Loans
                                        --------     -----------  --------    -----------    --------   ----------
                                                                    (Dollars in Thousands)
                                        ---------------------------------------------------------------------------
      Commercial, financial,
        industrial and agricultural     $  3,047          22%     $  1,792         23%        $ 1,661           23%
      Real estate                          3,404          64         3,274         62           2,928           62
      Consumer                             1,906          14         1,112         15           1,446           15
      Unallocated                          1,835           -         1,449          -           1,238            -
                                        --------        ------    --------       ------       -------         ------
                                        $ 10,192         100%     $  7,627        100%        $ 7,273          100%
                                        ========        ======    ========       ======       =======         ======



                                                 -----------------------
                                                           1995
                                                 -----------------------
                                                             Percent of
                                                             Loans in
                                                             Category
                                                             to Total
                                                   Amount      Loans
                                                  --------   ----------
      Commercial, financial,
        industrial and agricultural               $ 1,364        22%
      Real estate                                   2,032        59
      Consumer                                      1,206        19
      Unallocated                                   1,288         -
                                                  -------      ------
                                                  $ 5,890       100%
                                                  =======      ======

          The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                          December 31,
                                            ----------------------------------------------------------------------
                                               1998           1997           1996           1995           1994
                                            ----------     ----------     ----------     ----------     ----------
                                                                          (Dollars in Thousands)
                                            ----------------------------------------------------------------------
Average amount of loans outstanding          $495,421       $475,047       $395,822       $308,405       $271,970
                                             ========       ========       ========       ========       ========
Balance of reserve for possible loan
   losses at beginning of period             $  7,627       $  7,273       $  5,890       $  5,169       $  4,889
                                             --------       --------       --------       --------       --------

Charge-offs:
     Commercial, financial and
       agricultural                            (1,456)          (759)          (768)          (309)          (479)
     Real estate                               (1,252)        (1,981)        (1,242)          (108)          (338)
     Consumer                                  (1,322)          (383)          (279)          (573)          (481)
Recoveries:
     Commercial, financial and
       agricultural                               276            168             89            116            100
     Real estate                                  365            512            275            128            265
     Consumer                                     449             66            178            226            225
                                             --------       --------       --------       --------       --------
       Net charge-offs                         (2,940)        (2,377)        (1,747)          (520)          (708)
                                             --------       --------       --------       --------       --------

Additions to reserve charged to
   operating expenses                           5,505          2,731          1,919          1,241            988
                                             --------       --------       --------       --------       --------

Allowance for loan losses of
   acquired subsidiary                             -              -           1,211             -              -
                                             --------       --------       --------       --------       --------
   Balance of reserve for
    possible
   loan losses                               $ 10,192       $  7,627       $  7,273       $  5,890       $  5,169
                                             ========       ========       ========       ========       ========

Ratio of net loan charge-offs
   to average loans                               .59%           .50%           .44%           .17%           .26%
                                             ========       ========       ========       ========       ========

                                   DEPOSITS

          Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                       Year Ended December 31,
                                          ---------------------------------------------------
                                                    1998                        1997
                                          ------------------------   ------------------------
                                              Amount      Rate           Amount       Rate
                                          ------------ ----------    ------------- ----------
                                                         (Dollars in Thousands)
                                          ---------------------------------------------------

Noninterest-bearing demand deposits         $    83,770      - %      $   78,481        - %
Interest-bearing demand and savings             174,443    3.12          166,877      3.05
 deposits
Time deposits                                   348,826    5.73          330,621      5.79
                                            -----------               ----------
       Total deposits                       $   607,039               $  575,979
                                            ===========               ==========


          ABC has a large, stable base of time deposits with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

          The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                           (Dollars in
                                                            Thousands)
                                                         ----------------
      Three months or less                                $     29,246
      Over three through twelve months                          54,397
      Over twelve months                                         9,738
                                                          ------------
      Total                                               $     93,381
                                                          ============

                   RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

          The following rate of return information for the periods indicated is presented below.

                                           Year Ended December
                                                   31,
                                       ------------------------
                                           1998    1997    1996
                                       --------   -----   -----

Return on assets (1)                       0.99%   1.10%   1.21%

Return on equity (2)                      10.07   11.35   12.19

Dividends payout ratio (3)                42.11   36.89   31.68

Equity to assets ratio (4)                 9.81    9.70    9.95


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

          The liquidity and capital resources of ABC and the Subsidiary Banks are monitored on a periodic basis by state and Federal regulatory authorities. At December 31, 1998, the Subsidiary Banks' short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 1998, ABC increased its capital by retaining net earnings of $4,016,000 after payment of dividends. After recording an increase in capital of $80,000 for unrealized gains on securities available for sale, net of taxes, and a decrease in capital of $415,000 for repurchase of treasury shares, total capital increased $3,681,000 during 1998. At December 31, 1998, total capital of ABC amounted to $71,834,000. ABC and the Subsidiary Banks are aware of no events or trends likely to result in a material change in their liquidity.

          At December 31, 1998, ABC had binding commitments for capital expenditures of approximately $238,000. In addition, management estimates that approximately $1,250,000 will be required for completion of banking facilities in 1999.

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

          The following table summarizes the regulatory capital levels of the Company at December 31, 1998.

                                        Actual            Required                Excess
                                  -----------------   -----------------   -----------------
                                  Amount    Percent   Amount    Percent   Amount    Percent
                                  ------    -------   ------    -------   ------    -------
                                                    (Dollars in Thousands)
                                  ---------------------------------------------------------
       Leverage capital            $62,637    8.95%    $27,994    4.00%    $34,643    4.95%
       Risk-based capital:
          Core capital              62,637   13.41      18,681    4.00      43,956    9.41
          Total capital             68,529   14.67      37,361    8.00      31,168    6.67

          Each Bank also met its individual regulatory capital requirements at December 31, 1998.

Year 2000 Issue

          ABC has initiated a company-wide program to identify and address issues associated with the ability of its information, computer, telephone, business system and certain other date-sensitive equipment to properly recognize the year 2000 as a result of the century date change on January 1, 2000. The program is also designed to assess the readiness of other entities with which ABC does business.

          Inability by ABC to reach year 2000 compliance in its systems and integral third-party systems could result in the interruption of telecommunications services, failure of operating and other information systems and failure of certain date-sensitive equipment. Such failures could interrupt ABC's ability to service its customers accurately and timely and, thus, could result in substantial loss of revenue and increased expenses associated with litigating customer claims, stabilizing operations and executing contingency plans.

          ABC's Year 2000 Program is being conducted by a management team that is coordinating the efforts of internal resources as well as third party providers and vendors in identifying and making corrective changes or replacing date-sensitive software and equipment. The program encompasses ABC and its subsidiaries. Some of the changes that are necessary in ABC's operations are being made as a part of ongoing systems upgrades.

          The Year 2000 Program is divided into five phases: awareness; assessment; renovation; validation; and implementation. Using these five phases, ABC measures the progress in four focus areas: mission critical; mission necessary; mission desirable and mission unnecessary.

          Mission critical applications include those that (1) directly affect delivery of primary services to customers; (2) directly affect ABC revenue recognition and collection; (3) create noncompliance with any statutes or laws; or (4) require significant costs to address in the event of noncompliance. Management's target date for completion of all phases for its mission critical applications is June 30, 1999. As of January 31, 1999, the awareness, assessment, renovation and validation phases of mission critical applications were approximately 95% complete, and the implementation phase was approximately 75% complete.

          The second focus area, mission necessary, consists of hardware, software and vendor relationships that, while important to day-to-day operations, do not pose a significant threat to the ability to service
                          -----------
customers. As of January 31, 1999, the awareness, assessment and renovation, and validation phases of mission necessary applications were approximately 90% complete, and the implementation phase was approximately 60% complete.

          The third focus area, mission desirable, consists of hardware, software and vendor relationships that pose no threat to the ability to service
                                            --
customers. Without these systems, however, ABC's employees would need to make inefficient modifications to the way they perform day-to-day duties. As of January 31, 1999, the awareness, assessment and renovation and validation phases of mission desirable systems were approximately 85% complete, and implementation was approximately 50% complete.

          The fourth focus area, mission unnecessary, consists of hardware, software and vendor relationships that pose no threat to customer service or day-to-day operations. As of January 31, 1999, the awareness, assessment, renovation and validation phases of mission unnecessary systems were approximately 85% complete, and implementation was approximately 25% complete.

          In addition to the above, ABC will complete a review of all of its subject loan relationships, and assess the need to increase loan loss reserves to compensate for perceived risk of borrowers to achieve Year 2000 compliance. As of January 31, 1999, the review process was 100% complete and the loan loss reserve assessments approximately 25% complete.

          ABC has recently contracted with a third party to provide consulting services relative to the development and testing of a Year 2000 contingency plan as well as disaster recovery and business continuity plans for ABC and subsidiary bank operations. It is anticipated that the Year 2000 contingency plan will be completed and tested prior to June 30, 1999.

          Expenses associated with ABC's Year 2000 compliance efforts for fiscal year 1998 were approximately $300,000. Expenses projected for 1999 are approximately $350,000. Additionally, ABC estimates that the total cost of its capital investments will be between $1.0 million and $1.5 million over the life of the project. ABC intends to continually reassess the estimated costs and status of Year 2000 compliance efforts.

          ABC currently anticipates that its mission critical applications will be Year 2000 compliant by June 30, 1999. However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and implementation phases that would adversely affect the Year 2000 compliance of ABC's systems. Furthermore, the Year 2000 compliance status of integral third party suppliers and networks, which could aversely impact ABC's mission critical applications, cannot be fully known. As a result, ABC is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows. However, such impact could be material.

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

          Following is a summary of the commitments outstanding at December 31, 1998 and 1997.

                                                                1998         1997
                                                             ---------    ---------
                                                             (Dollars in Thousands)
                                                             ----------------------
      Commitments to extend credit                            $ 80,861     $ 81,682
      Credit card commitments                                    7,866        7,153
      Standby letters of credit                                  2,761        1,584
                                                              --------     --------
                                                              $ 91,488     $ 90,419
                                                              --------     --------

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-41 of this Annual Report on Form 10-K:

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Income - Years ended December 31, 1998, 1997 and
       1996

     Consolidated Statements of Comprehensive Income - Years ended December 31,
       1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity - Years ended December 31,
       1998, 1997 and 1996

     Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements.

ITEM 9.   DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

          During 1998 and 1997, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

Item 13(a) 1., 2. and 3.

      (a) The following documents are filed as part of this report:

          1. Financial statements:

                (a)    ABC Bancorp and Subsidiaries:

                       (i) Consolidated Balance Sheets - December 31, 1998 and 1997

                       (ii) Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996

                       (iii) Consolidated Statements of Comprehensive Income -
                             Years ended December 31, 1998, 1997 and 1996

                       (iv) Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996

                       (v) Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

                       (vi)  Notes to Consolidated Financial Statements

                (b)    ABC Bancorp (Parent Company Only):

                       Parent Company only financial information has been included in Note 18 of Notes to Consolidated financial statements.

          2. Financial statement schedules:

               All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes .

          3.  Exhibits required by Item 601 of Regulation S-K:

            Exhibit No.                           Description
          --------------  ---------------------------------------------------

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

            3.5 Form of Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit
                          3.5 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

            3.6 Form of Amendment to Bylaws (incorporated by reference to Exhibit 3.6 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

            3.7 Form of Articles of Amendment to the Articles of Incorporation filed electronically herewith.

            3.8 Form of Amendment to Bylaws filed electronically herewith.

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

            Exhibit No                            Description
          -------------   ------------------------------------------------------


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

            Exhibit No                            Description
          -------------   ------------------------------------------------------

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

             10.15 Form of Purchase and Assumption Agreement by and between NationsBank, N.A. (South) and ABC Bancorp dated as of February 26, 1997 (incorporated by reference to Exhibit 10.15 to ABC's Annual Report on Form 10-K (File No. 001-13981), filed with the Commission on March 25, 1998).

             10.16 Form of Agreement and Plan of Merger by and between ABC Bancorp and Irwin Bankcorp, Inc. dated as of May 15, 1997 (incorporated by reference to Exhibit 10.16 to ABC's Annual Report on Form 10-K (File No. 001-13901) filed with the Commission on March 25, 1998).

             10.17 Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit
                          10.17 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25,
                          1998).

             10.18 Form of Rights Agreement between ABC Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

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

                                    ABC BANCORP

Date:    3/16/99          By: /s/ Kenneth J. Hunnicutt
      ------------        -------------------------------------------------------------------------
                          Kenneth J. Hunnicutt, President, Chief Executive Officer and Director

Date:    3/16/99          By: /s/ W. Edwin Lane, Jr.
      ------------        -------------------------------------------------------------------------
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


Date:    3/16/99       /s/ Kenneth J. Hunnicutt
      ------------     -------------------------------------------------------------------------
                       Kenneth J. Hunnicutt, President, Chief Executive Officer and Director

Date:    3/16/99       /s/ W. Edwin Lane, Jr.
      ------------     -------------------------------------------------------------------------
                       W. Edwin Lane, Jr., Executive Vice President and Chief Financial Officer

Date:    3/16/99       _________________________________________________________________________
      ------------     Johnny W. Floyd, Director

Date:    3/16/99       /s/ J. Raymond Fulp
      ------------     -------------------------------------------------------------------------
                       J. Raymond Fulp, Director

Date:    3/16/99       /s/ Daniel B. Jeter
      ------------     -------------------------------------------------------------------------
                       Daniel B. Jeter, Director


                       /s/ Bobby B. Lindsey
Date:   3/16/99        -------------------------------------------------------------------------
      ------------     Bobby B. Lindsey, Director

                       /s/ Hal L. Lynch
Date:   3/16/99        -------------------------------------------------------------------------
      ------------     Hal L. Lynch, Director

                       /s/ Eugene M. Vereen
Date:   3/16/99        -------------------------------------------------------------------------
      ------------     Eugene M. Vereen, Jr., Director

                       /s/ Doyle Weltzbarker
Date:   3/16/99        -------------------------------------------------------------------------
      ------------     Doyle Weltzbarker, Director and Chairman of the Board

                       /s/ Henry Wortman
Date:   3/16/99        -------------------------------------------------------------------------
      ------------     Henry Wortman, Director


                                  ABC BANCORP


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Consolidated financial statements:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 1998 and 1997
  Consolidated Statements of Income - Years ended December 31, 1998, 1997 and
  1996
  Consolidated Statements of Comprehensive Income - Years ended December 31, 1998, 1997 and 1996
  Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996
  Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996
  Notes to Consolidated Financial Statements


All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------




To the Board of Directors
ABC Bancorp
Moultrie, Georgia


          We have audited the accompanying consolidated balance sheets of ABC Bancorp and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                            /s/ Mauldin & Jenkins, LLC


Albany, Georgia
January 22, 1999

                         ABC BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
                            (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------

Assets                                                                                    1998          1997
------                                                                                    -----        ------
Cash and due from banks                                                                $ 42,058      $ 33,973
Interest-bearing deposits in banks                                                       14,417         2,288
Federal funds sold                                                                            0           890
Securities available for sale, at fair value                                            135,933        93,199
Securities held to maturity, at cost (fair value $19,325 and $30,577)                    18,613        30,020

Loans                                                                                   477,194       490,244
Less allowance for loan losses                                                           10,192         7,627
                                                                                       --------      --------
          Loans, net                                                                    467,002       482,617
                                                                                       --------      --------
Premises and equipment, net                                                              19,088        19,054
Excess of cost over net assets of banks acquired                                          8,440         9,291
Other assets                                                                             19,395        20,554
                                                                                       --------      --------
                                                                                       $724,946      $691,886
                                                                                       ========      ========
Liabilities and Stockholders' Equity
------------------------------------

Deposits
    Noninterest-bearing demand                                                         $ 99,957      $ 90,109
    Interest-bearing demand                                                             132,527       128,294
    Savings                                                                              59,719        46,715
    Time, $100,000 and over                                                              93,381        85,937
    Other time                                                                          247,741       249,656
                                                                                       --------      --------
          Total deposits                                                                633,325       600,711
Federal funds purchased and securities sold under agreements to repurchase                  883           660
Other borrowings                                                                         11,850        15,400
Other liabilities                                                                         7,054         6,962
                                                                                       --------      --------
          Total liabilities                                                             653,112       623,733
                                                                                       --------      --------
Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1; 15,000,000 shares authorized,
        7,524,718 shares issued                                                           7,525         7,525
    Capital surplus                                                                      29,677        29,677
    Retained earnings                                                                    36,280        32,264
    Accumulated other comprehensive income                                                  322           242
                                                                                       --------      --------
                                                                                         73,804        69,708
    Less cost of shares acquired for the treasury, 305,153 and                           (1,970)       (1,555)
                                                                                       --------      --------
          272,353 shares Total stockholders' equity                                      71,834        68,153
                                                                                       --------      --------
                                                                                       $724,946      $691,886
                                                                                       ========      ========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (Dollars in Thousands)

--------------------------------------------------------------------------------
                                                 1998        1997       1996
Interest income
   Interest and fees on loans                  $ 51,584    $ 50,502    $ 42,322
   Interest on taxable securities                 5,990       6,511       6,092
   Interest on nontaxable securities              1,190       1,205       1,025
   Interest on deposits in other banks            1,077         232           8
   Interest on Federal funds sold                    53         199       1,139
                                               --------    --------    --------
                                                 59,894      58,649      50,586
                                               --------    --------    --------

Interest expense
   Interest on deposits                          25,411      24,229      20,935
   Interest on other borrowings                   1,033       1,721       1,389
                                               --------    --------    --------
                                                 26,444      25,950      22,324
                                               --------    --------    --------
       Net interest income                       33,450      32,699      28,262
Provision for loan losses                         5,505       2,731       1,919
                                               --------    --------    --------
       Net interest income after provision for
         loan losses                             27,945      29,968      26,343
                                               --------    --------    --------

Other income
    Service charges on deposit accounts           5,720       5,509       4,722
    Other service charges, commissions and fees     506         474         500
    Mortgage origination fees                       883         445         167
    Non-taxable life insurance benefits           1,200           0          24
    Gain (loss) on sale of securities                 0         -22          -5
    Other                                         1,390       1,330       1,124
                                               --------    --------    --------
                                                  9,699       7,736       6,532
                                               --------    --------    --------

Other expenses
    Salaries and employee benefits               14,025      13,742      11,354
    Equipment expense                             2,442       2,305       1,783
    Occupancy expense                             1,878       1,653       1,380
    Merger and acquisition expense                    4         406         708
    Amortization of intangible assets               851         744         487
    Data processing fees                            774         528         586
    Stationary and supplies expense                 476         560         616
    Other operating expenses                      7,546       7,201       5,964
                                               --------    --------    --------
                                                 27,996      27,139      22,878
                                               --------    --------    --------

       Income before income taxes                 9,648      10,565       9,997

Applicable income taxes                           2,735       3,119       2,839
                                               --------    --------    --------
       Net income                              $  6,913    $  7,446    $  7,158
                                               --------    --------    --------
Income per common share - Basic                $   0.95    $   1.03    $   1.01
                                               --------    --------    --------
Income per common share - Diluted              $   0.95    $   1.02    $   1.01
                                               --------    --------    --------

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (Dollars in Thousands)

----------------------------------------------------------------------------------------------

                                                                  1998       1997       1996
                                                                --------   -------     -------
Net income                                                      $ 6,913    $ 7,446     $ 7,158
                                                                -------    -------     -------
Other comprehensive income:
    Net unrealized holding gains (losses) arising
        during period, net of tax of $32, $152 and
        $(123)                                                       80        284        (238)
    Reclassification adjustment for losses
        included in net income, net of
        tax of $ - -, $7 and $2                                       -         15           3
                                                                -------    -------     -------
Total other comprehensive income                                     80        299        (235)
                                                                -------    -------     -------

Comprehensive income                                            $ 6,993    $ 7,745     $ 6,923
                                                                =======    =======     =======

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                  Common Stock                              Other        Treasury Stock
                                             --------------------    Capital   Retained  Comprehensive ------------------
                                               Shares   Par Value    Surplus   Earnings     Income      Shares     Cost     Total
                                              ---------  -------    --------  ---------  -------------  -------  --------  --------
Balance, December 31, 1995                    5,567,209  $ 5,567    $ 25,314   $ 22,255    $     374    217,882 $ (1,555) $  51,955
    Net income                                        -        -           -      7,158            -          -        -      7,158
    Cash dividends declared, $.32 per share           -        -           -     (1,682)           -          -        -     (1,682)
    Cash dividends paid by pooled subsidiary          -        -           -       (248)           -          -        -       (248)
    Adjustments to record acquisition
        of a purchased subsidiary               402,271      402       5,543          -         (196)         -        -      5,749
    Exercise of options and capital
        contributions by shareholders of
        pooled subsidiaries prior to merger     144,963      145         109          -            -          -        -        254
    Purchase of fractional shares                     -        -          (7)         -            -          -        -         (7)
    Net treasury stock transactions
        of pooled subsidiary                          -        -          26          -            -          -        -         26
    Other comprehensive income                        -        -           -          -         (235)         -        -       (235)
                                              ----------  -------    --------  ---------  -------------  -------  --------  -------
Balance, December 31, 1996                    6,114,443    6,114      30,985     27,483          (57)   217,882   (1,555)    62,970
    Net income                                        -        -           -      7,446            -          -        -      7,446
    Cash dividends declared, $.38  per share          -        -           -     (2,665)           -          -        -     (2,665)
    Five-for-four common stock split          1,403,241    1,403      (1,403)         -            -     54,471        -          -
    Exercise of options by shareholders
        of pooled subsidiaries                    7,034        8         102          -            -          -        -        110
    Purchase of fractional shares                     -        -          (7)         -            -          -        -         (7)
    Other comprehensive income                        -        -           -          -          299          -        -        299
                                              ----------  -------    --------  ---------  -------------  -------  --------  -------
Balance, December 31, 1997                    7,524,718    7,525      29,677     32,264          242    272,353   (1,555)    68,153
    Net income                                        -        -           -      6,913            -          -        -      6,913
    Cash dividends declared, $.40  per share          -        -           -     (2,897)           -          -        -     (2,897)
    Net treasury stock transactions                   -        -           -          -            -     32,800     (415)      (415)
    Other comprehensive income                        -        -           -          -           80          -        -         80
                                              ----------  -------    --------  ---------  -------------  -------  --------  -------
Balance, December 31, 1998                    7,524,718  $ 7,525    $ 29,677   $ 36,280    $     322    305,153 $ (1,970)  $ 71,834
                                              ==========  =======   =========  =========  =============  ======= ========  ========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                      1998                  1997                1996
                                                                 -------------         -------------       -------------
OPERATING ACTIVITIES
    Net income                                                    $      6,913          $     7,446          $     7,158
                                                                 -------------         -------------       -------------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                    2,143                 2,000               1,576
        Amortization of intangible assets                                  851                   744                 487
        Net losses on securities available for sale                          -                    22                   5
        Net gains on sale of premises and equipment                       (188)                    -                   -
        Gain from life insurance benefits                               (1,200)                    -                   -
        Provision for loan losses                                        5,505                 2,731               1,919
        Provision for deferred taxes                                    (1,170)                 (449)               (382)
        (Increase) decrease in interest receivable                       1,271                (1,435)               (513)
        Increase (decrease) in interest payable                            (38)                   56                (113)
        Increase (decrease) in taxes payable                              (485)                  463                (528)
        Other prepaids, deferrals and accruals, net                        891                (2,048)              1,499
                                                                 -------------         -------------       -------------
              Total adjustments                                          7,580                 2,084               3,950
                                                                 -------------         -------------       -------------

              Net cash provided by operating activities                 14,493                 9,530              11,108
                                                                 -------------         -------------       -------------
INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing
        deposits in banks                                              (12,129)               (2,288)                199
    Purchases of securities available for sale                        (110,362)              (48,972)            (45,123)
    Purchases of securities held to maturity                              (400)               (6,102)             (2,871)
    Proceeds from maturities of securities
        available for sale                                              67,708                48,633              31,064
    Proceeds from sale of securities available for sale                      -                10,851               4,638
    Proceeds from maturities of securities held
        to maturity                                                     11,807                 8,072               1,894
    Decrease in Federal funds sold                                         890                 7,730              48,235
    (Increase) decrease in loans, net                                   10,110               (32,550)            (53,968)
    Net cash paid for purchased subsidiary                                   -                     -              (3,947)
    Net cash received from acquisition of deposits                           -                16,398                   -
    Purchase of premises and equipment                                  (2,383)               (4,598)             (3,728)
    Proceeds from the sale of premises and equipment                       708                     -                  48
    Proceeds from life insurance benefits                                1,671                     -                   -
                                                                 -------------         -------------       -------------

              Net cash used in investing activities                    (32,380)               (2,826)            (23,559)
                                                                 -------------         -------------       -------------

                         ABC BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (Dollars in Thousands)

---------------------------------------------------------------------------------------------------------------

                                                                                     1998       1997      1996
                                                                                    ------     ------    ------

FINANCING ACTIVITIES
    Increase (decrease) in deposits                                               $32,614   $(3,965)   $20,092
    Increase (decrease) in Federal funds purchased and
        securities sold under agreements to repurchase                                223      (337)    (2,690)
    Proceeds from other borrowings                                                  5,500    34,678     12,600
    Repayment of other borrowings                                                  (9,050)  (43,478)    (5,200)
    Dividends paid                                                                 (2,900)   (2,633)    (1,763)
    Proceeds from sale of stock of pooled subsidiary                                    -       110        324
    Purchase of fractional shares                                                       -        (7)        (7)
    Purchase of treasury shares                                                      (415)        -        (44)
                                                                                  -------   -------    -------
              Net cash provided by (used in)
                  financing activities                                             25,972   (15,632)    23,312
                                                                                  -------   -------    -------
Net (decrease) increase in cash and due from banks                                  8,085    (8,928)    10,861

Cash and due from banks at beginning  of year                                      33,973    42,901     32,040
                                                                                  -------   -------    -------
Cash and due from banks at end of year                                            $42,058   $33,973    $42,901
                                                                                  =======   =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid during the year for:
        Interest                                                                  $26,482   $25,894    $22,437

        Income taxes                                                              $ 4,390   $ 3,105    $ 3,749

NONCASH TRANSACTION
    Net change in unrealized gains (losses)
        on securities available for sale                                          $    94   $   471    $  (340)

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

          Premises and Equipment

               Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                                              Years
                                                             -------

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

          Recent Accounting Pronouncements

               In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Income". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income, including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements (Continued)

               In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

               Management has not yet determined what effect the adoption of SFAS 133 will have on the Company's earnings or financial position.


NOTE 2.      ACQUISITIONS

               During the three-year period ended December 31, 1998, the Company consummated the following acquisitions:

                                         Accounting                                                 Resulting
      Date               Entity            Method                              Consideration       Intangibles
----------------------------------------------------                       ------------------------------------
June 1996          Southland Bank        Purchase                            $5,880,000 in cash      $5,310,000
                                                                             and 402,271 shares
                                                                             of Company stock

July 1996          Central Bank &        Pooling of interests                524,300 shares of             None
                   Trust                                                     Company stock

August 1996        First National        Pooling of interests                725,772 shares of             None
                   Bank of                                                   Company stock
                   South Georgia

December 1996      Merchants &           Pooling of interests                365,026 shares of             None
                   Farmers Bank                                              Company stock

August 1997        The Bank of Ocilla    Pooling of interests                507,034 shares of             None
                                                                             Company stock

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 3.   INVESTMENTS IN SECURITIES

          The amortized cost and approximate fair values of investments in securities at December 31, 1998 and 1997 were as follows:


                                                             Gross             Gross
                                          Amortized        Unrealized        Unrealized             Fair
                                            Cost             Gains             Losses               Value
                                        -------------    --------------     -------------         ---------
                                                                (Dollars in Thousands)
                                        ---------------------------------------------------------------------
    Securities Available for Sale
      December 31, 1998:
      U. S. Government and agency         $ 65,146          $   278           $    (16)           $ 65,408
      securities
      Mortgage-backed securities            63,677              198               (180)             63,695
      State and municipal securities         6,097              273                  -               6,370
      Other securities                         525                -                (65)                460
                                          --------          -------           --------            --------
                                          $135,445          $   749           $   (261)           $135,933
                                          ========          =======           ========            ========

    December 31, 1997:
      U. S. Government and agency         $ 79,636          $   287           $   (101)           $ 79,822
      securities
      Mortgage-backed securities             6,984              120                (19)              7,085
      State and municipal securities         5,660              174                  -               5,834
      Other securities                         525                -                (67)                458
                                          --------          -------           --------            --------
                                          $ 92,805          $   581           $   (187)           $ 93,199
                                          ========          =======           ========            ========

    Securities Held to Maturity
      December 31, 1998:
      U. S. Government and agency         $    999          $     2           $      -            $  1,001
      securities
      Mortgage-backed securities             1,662               25                  -               1,687
      State and municipal securities        15,952              686                 (1)             16,637
                                          --------          -------           --------            --------
                                          $ 18,613          $   713           $     (1)           $ 19,325
                                          ========          =======           ========            ========

    December 31, 1997:
      U. S. Government and agency         $  8,995          $     1           $    (10)           $  8,986
      securities
      Mortgage-backed securities             2,951               27                (10)              2,968
      State and municipal securities        18,074              557                 (8)             18,623
                                          --------          -------           --------            --------
                                          $ 30,020          $   585           $    (28)           $ 30,577
                                          ========          =======           ========            ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

NOTE 3.   INVESTMENTS IN SECURITIES (Continued)

          The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.


                                         Securities Available for Sale     Securities Held to Maturity
                                        -------------------------------------------------------------------
                                           Amortized         Fair           Amortized          Fair
                                             Cost            Value            Cost             Value
                                        ---------------   -----------    ---------------    ------------
                                                              (Dollars in Thousands)
                                        -------------------------------------------------------------------
      Due in one year or less             $     7,819     $     7,837     $    1,433        $    1,442
      Due from one year to five years          57,962          58,253          9,061             9,330
      Due from five to ten years                3,683           3,810          4,792             5,083
      Due after ten years                       1,779           1,878          1,665             1,783
      Mortgage-backed securities               63,677          63,695          1,662             1,687
      Marketable equity securities                525             460              -                 -
                                          -----------     -----------     ----------        ----------
                                          $   135,445     $   135,933     $   18,613        $   19,325
                                          ===========     ===========     ==========        ==========


          Securities with a carrying value of $59,332,000 and $69,033,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

          Gains and losses on sales of securities available for sale consist of the following:

                                                                  December 31,
                                                     -----------------------------------------
                                                         1998           1997           1996
                                                     -----------------------------------------
                                                              (Dollars in Thousands)
                                                     -----------------------------------------
      Gross gains on sales of securities              $      -       $     26       $     13
      Gross losses on sales of securities                    -            (48)           (18)
                                                      --------       --------       --------
      Net realized gains (losses) on sales of
      securities available for sale                   $      -       $    (22)       $    (5)
                                                      ========       ========        =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:


                                                  December 31,
                                         ----------------------------
                                                 1998          1997
                                           ---------------------------
                                             (Dollars in Thousands)
                                           ---------------------------
      Commercial and financial              $    70,282   $    72,171
      Agricultural                               36,567        41,882
      Real estate - construction                  8,439        13,117
      Real estate - mortgage, farmland           56,595        55,245
      Real estate - mortgage, commercial        123,854       108,339
      Real estate - mortgage, residential       114,930       127,767
      Consumer instalment loans                  65,307        68,959
      Other                                       1,220         2,764
                                            -----------   -----------
                                                477,194       490,244
      Allowance for loan losses                  10,192         7,627
                                            -----------   -----------
                                            $   467,002   $   482,617
                                            ===========   ===========


          The total recorded investment in impaired loans was $8,767,000 and $10,054,000 at December 31, 1998 and 1997, respectively. Included in these loans were $8,767,000 and $5,680,000 that had related allowances for loan losses of $1,846,000 and $1,060,000 at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans for 1998 and 1997 was $12,730,000 and $7,686,000, respectively.
          Interest income on impaired loans of $160,000 and $383,000 was recognized for cash payments received for the years ended 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31, 1998 and 1997 are as follows:


                                                                December 31,
                                                      -----------------------------
                                                                1998           1997
                                                      -----------------------------
                                                           (Dollars in Thousands)
                                                      -----------------------------

      Balance, beginning of year                         $    23,642    $    21,235
      Advances                                                15,742         18,708
      Repayments                                             (17,935)       (14,593)
      Transactions due to change(s) in related parties        (2,093)        (1,708)
                                                      -----------------------------
      Balance, end of year                               $    19,356    $    23,642
                                                      =============================


    Changes in the allowance for loan losses are as follows:


                                                                      December 31,
                                                      -----------------------------------------
                                                              1998          1997          1996
                                                      -----------------------------------------
                                                                 (Dollars in Thousands)
                                                      -----------------------------------------

      Balance, beginning of year                         $    7,627    $    7,273    $    5,890
      Allowance for loan losses of acquired subsidiary            -             -         1,211
      Provision charged to operations                         5,505         2,731         1,919
      Loans charged off                                      (4,030)       (3,338)       (2,291)
      Recoveries                                              1,090           961           544
                                                      -----------------------------------------
      Balance, end of year                               $   10,192    $    7,627    $    7,273
                                                      =========================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 5.   PREMISES AND EQUIPMENT, NET

          Major classifications of these assets are summarized as follows:

                                      December 31,
                               --------------------------
                                   1998         1997
                               --------------------------
                                 (Dollars in Thousands)
                               --------------------------

      Land                       $    4,454   $    4,535
      Buildings                      14,644       13,761
      Equipment                      15,182       14,291
      Construction in progress          910          649
                                 ----------   ----------
                                     35,190       33,236
      Accumulated depreciation       16,102       14,182
                                 ----------   ----------
                                 $   19,088   $   19,054
                                 ==========   ==========


          Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $2,122,000, $1,923,000 and $1,465,000, respectively.


NOTE 6.   Employee Benefit Plans

          Prior to 1998, the Company and its subsidiaries maintained simplified employee pension plans for substantially all employees. These plans were SEP-IRA defined contribution plans. Contributions to these plans charged to expense during 1997 and 1996 amounted to $1,093,000 and $879,000, respectively.

          Effective January 1, 1998, the Company established two retirement plans to replace the simplified employee pension plans. The ABC Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The plan also provides for nonelective and discretionary contributions to be made at the sole discretion of the Company. The ABC Bancorp Money Purchase Pension Plan was established to supplement a participant's income upon retirement. The Plan is fully funded by the Company. The Plan provides for a fixed rate of contribution, currently 5%, of the participant's eligible compensation. The rate of contribution is established by the Compensation Committee of ABC Bancorp's Board of Directors. The Plan must be amended to change the fixed rate of 5% established by the Compensation Committee in December 1997. All full-time and part-time employees are eligible to participate in both plans provided they have met the eligibility requirements. Generally, a participant must have completed twelve months of employment with a minimum of 1,000 hours. Aggregate expense under the two plans charged to operations in 1998 amounted to $644,000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 7.   DEFERRED COMPENSATION PLANS

          The Company and two subsidiary banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected term of active employment. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Aggregate compensation expense under the plans were $78,000, $70,000 and $12,000 for 1998, 1997 and 1996, respectively, and is included in other operating expenses.


NOTE 8.   STOCK OPTION PLANS

          the Company has two fixed stock option plans under which it has granted options to its Chief Executive Officer to purchase common stock at the fair market price on the date of grant. All of the options are intended to be incentive stock options qualifying under
          Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1992 Plan, options to purchase 8,334 shares were granted. None of these options have been exercised, however, all of the options were exercisable as of December 31, 1998. Options under the 1992 Plan expire in 2002. Under the 1997 Plan, options to purchase 56,250 shares were granted. Options under the 1997 Plan are fully vested and are exercisable over a period of ten years subject to certain limitations as to aggregate fair market value (determined as of the date of the grant) of all options exercisable for the first time by the optionee during any calendar year (the "$100,000 Per-Year Limitation"). Under the 1997 Plan, options to purchase 13,875 shares were exercisable as of December 31, 1998.

          At the annual meeting on April 15, 1997, the shareholders approved the ABC Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the "Omnibus Plan"). Awards granted under the Omnibus Plan may be in the form of Qualified or Nonqualified Stock Options, Restricted Stock, Stock Appreciation Rights ("SARS"), Long-Term Incentive Compensation Units consisting of a combination of cash and Common Stock, or any combination thereof within the limitations set forth in the Omnibus Plan. The Omnibus Plan provides that the aggregate number of shares of the Company's Common Stock which may be subject to award may not exceed 531,250, subject to adjustment in certain circumstances to prevent dilution. As of December 31, 1998, options to purchase 32,842 shares of the Company's common stock have been granted under the Omnibus Plan.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 8.   STOCK OPTION PLANS (Continued)

          A summary of the status of the three fixed plans at December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is as follows:

                                                 1998                      1997                    1996
                                         ----------------------    -----------------------  ----------------------
                                                     Weighted-                  Weighted-               Weighted-
                                                      Average                    Average                 Average
                                                     Exercise                   Exercise                Exercise
                                           Number      Price        Number       Price       Number      Price
                                         ---------  -----------   ---------   ------------  --------  ------------
        Under option, beginning
          of the year                     64,584       $12.54        8,334      $ 5.40        8,334      $ 5.40
          Granted                         35,228        18.79       56,250       13.60          -           -
          Exercised                          -            -            -           -            -           -
          Forfeited                       (2,386)       18.68          -           -            -           -
                                         -------                    ------                    -----
        Under option, end of year         97,426        14.65       64,584       12.54        8,334        5.40
                                         =======                    ======                    =====

        Exercisable at end of year        22,209                    14,959                    6,668
                                         =======                    ======                    =====

        Weighted-average fair value
          per option of options
          granted during year            $  4.10                    $ 4.11                    $ -
                                         =======                    ======                    =====


          A further summary about options outstanding at December 31, 1998 is as follows:


                                  Options Outstanding                          Options Exercisable
                     ------------------------------------------------    --------------------------------
                                         Weighted-         Weighted-                          Weighted-
        Range of                          Average          Average                             Average
        Exercise       Number           Contractual        Exercise         Number             Exercise
        Prices       Outstanding       Life in Years        Price         Outstanding           Price
     -------------  -------------     ---------------    ------------    --------------      ------------
      $    5.40         8,334               4.0             $  5.40          8,334             $  5.40
          13.60        56,250               8.3               13.60         13,875               13.60
          19.13        27,842               9.0               19.13              -                   -
          17.00         5,000               9.3               17.00              -                   -
                       ------                                               ------
                       97,426               8.18              14.65         22,209               10.52
                       ======                                               ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 8.   STOCK OPTION PLANS (Continued)

          As permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1998, 1997 and 1996. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and net income per share would have been reduced as follows:

                                                                     December 31,
                           ---------------------------------------------------------------------------------------------
                                      1998                               1997                              1996
                           ---------------------------         ----------------------------        ---------------------
                                             Basic                                Basic                         Basic
                             Net           Net Income          Net              Net Income            Net     Net Income
                            Income         Per Share           Income           Per Share           Income     Per Share
                            ------         ---------           ------           ---------           ------     ---------
      As reported          $6,913          $0.95               $7,446           $1.03               $7,158      $1.01
      Stock based
       compensation,
       net of related
       tax effect             (18)             -                 (153)          (0.02)                   -          -
                           -------         ------              -------          ------              -------     ------
      As adjusted          $6,895          $0.95               $7,293          $1.01                $7,158      $1.01
                           =======         ======              =======         ======               =======     ======


                                                                     December 31,
                           ---------------------------------------------------------------------------------------------
                                      1998                               1997                              1996
                           ---------------------------         ----------------------------        ---------------------
                                            Diluted                               Diluted                      Diluted
                              Net          Net Income            Net             Net Income           Net     Net Income
                             Income         Per Share           Income           Per Share         Income     Per Share
                           ---------------------------         ----------------------------        ---------------------
      As reported          $6,913          $0.95               $7,446           $1.02               $7,158      $1.01
      Stock based
       compensation,
       net of related
       tax effect             (18)            -                  (153)          (0.02)                  -          -
                           -------         ------              -------          ------              -------     ------
      As adjusted          $6,895          $0.95               $7,293           $1.00               $7,158      $1.01
                           =======         ======              =======          ======              =======     ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 8.   STOCK OPTION PLANS (Continued)

          The fair value of the options granted in 1998 was based upon the discounted value of future cash flows of the options using the following assumptions:

          Risk-free interest rate                                                   5.12%
          Expected life of the options                                          10 years
          Expected dividends (as a percent of the fair value of the stock)          3.17%
          Expected volatility                                                      17.70%



NOTE 9.   DEPOSITS

          At December 31, 1998, the scheduled maturities of time deposits are as follows:

                                             (Dollars in
                                              Thousands)
                                            --------------
          1999                               $ 285,608
          2000                                  30,639
          2001                                  13,426
          2002                                   4,797
          2003                                   5,836
          Later years                              816
                                             ---------
                                             $ 341,122
                                             =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 10.  OTHER BORROWINGS

          Other borrowings consist of the following:

                                                                                     December 31,
                                                                               -------------------------
                                                                                  1998         1997
                                                                               -------------------------
                                                                                (Dollars in Thousands)
                                                                               -------------------------
          Advances under revolving credit agreement with SunTrust Bank with      $    2,500   $    5,000
            interest at the three month LIBOR rate plus .9% (6.86% at
            at December 31, 1998) due on March 30, 1999; unsecured.
          Advances from Federal Home Loan Bank with interest at adjustable            6,000       10,000
            rates (ranging from 5.10% to 5.81% at December 31, 1998) due at various dates from January 29, 1999 to March 21, 2002.
          Advance from Federal Home Loan Bank with interest at a fixed rate             350          400
            (6.48% at December 31, 1998) due in annual installments of
            $50,000 through June 5, 2005.
          Advance from Federal Home Loan Bank with interest at a fixed rate of        3,000            -
            5.52% due on April 2, 2003.
                                                                                 ----------   ----------
                                                                                 $   11,850   $   15,400
                                                                                 ==========   ==========


          The advances from the Federal Home Loan Bank are collateralized by the pledging of first mortgage loans and other specific loans. One subsidiary bank has also pledged mortgage-backed securities having an aggregate market value of approximately $1,513,000 at December 31, 1998.

          Other borrowings at December 31, 1998 have maturities in future years as follows:

                                                        (Dollars in
                                                         Thousands)
                                                       -------------

             1999                                       $    5,550
             2000                                            2,050
             2001                                               50
             2002                                            1,050
             2003                                            3,050
             Later years                                       100
                                                        ----------
                                                        $   11,850
                                                        ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 11.  INCOME TAXES

          The total income taxes in the consolidated statements of income are as follows:

                                                December 31,
                                   ----------------------------------------
                                      1998           1997           1996
                                   ----------     ----------     ----------
                                              (Dollars in Thousands)
                                   ---------------------------------------
              Current              $    3,905     $  3,568     $  3,221
              Deferred                 (1,170)        (449)        (382)
                                    ----------     --------     --------
                                    $    2,735     $  3,119     $  2,839
                                    ==========     ========     ========


          The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:


                                                                                    December 31,
                                                      ----------------------------------------------------------------------
                                                             1998                      1997                     1996
                                                      -------------------       ------------------        ------------------
                                                       Amount     Percent       Amount     Percent        Amount     Percent
                                                      -------     -------       ------     -------        ------     -------
                                                                              (Dollars in Thousands)
                                                      ----------------------------------------------------------------------

          Tax provision at statutory rate             $  3,280     34 %         $  3,592       34 %         $ 3,399     34 %
            Increase (decrease) resulting from:
               Tax-exempt  interest                       (407)    (4)              (439)      (4)             (359)    (4)
               Amortization of excess
                cost over assets acquired                  167      1                167        2                82      1
               Tax-exempt life insurance proceeds         (408)    (4)                -         -                -       -
               Changes in valuation
                allowance for deferred taxes                -       -                (94)      (1)             (228)    (2)
               Other                                       103      1               (107)      (1)              (55)    (1)
                                                      --------    -----          -------      ----          --------   -----
          Provision for income taxes                  $  2,735     28 %          $ 3,119       30           $  2,839    28 %
                                                      ========    =====          =======      ====          ========   =====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 11.  INCOME TAXES (Continued)

          Net deferred income tax assets of $2,952,000 and $1,814,000 at December 31, 1998 and 1997, respectively, are included in other assets. The components of deferred income taxes are as follows:


                                                             December 31,
                                                      ------------------------
                                                             1998        1997
                                                      ------------------------
                                                       (Dollars in Thousands)
                                                      ------------------------
      Deferred tax assets:
      Loan loss reserves                                 $   2,902   $   1,853
      Deferred compensation                                    196         192
      Nonaccrual interest                                      337           -
      Other                                                      2          78
      Net operating loss tax carryforward                      213         237
      Alternative minimum tax credits                            -         142
                                                      ------------------------
                                                             3,650       2,502
                                                      ------------------------
      Deferred tax liabilities:
      Deprecation and amortization                             532         554
      Unrealized gain on securities available for sale         166         134
                                                      ------------------------
                                                               698         688
                                                      ------------------------

      Net deferred tax assets                            $   2,952   $   1,814
                                                      ========================



NOTE 12.  EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share. All amounts are presented in thousands, except per share amounts.

                                               Year Ended December 31, 1998
                                   --------------------------------------------------
                                        Income               Shares         Per Share
                                      (Numerator)          (Denominator)       Amount
                                   ---------------------            -----------------
        Basic earnings per share
      Net income                      $    6,913   7,249                $        0.95
                                                                    =================
      Effect of Dilutive Securities
      Stock options                            -      12
                                   ---------------------
      Dilutive earnings per share
      Net income                      $    6,913   7,261                $        0.95
                                   =====================            =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 12.  EARNINGS PER COMMON SHARE (Continued)

                                               Year Ended December 31, 1997
                                   --------------------------------------------------
                                        Income               Shares         Per Share
                                      (Numerator)          (Denominator)      Amount
                                   ---------------------            -----------------
        Basic earnings per share
      Net income                      $    7,446   7,252                $        1.03
                                                                    =================
      Effect of Dilutive Securities
      Stock options                            -      13
                                   ---------------------
      Dilutive earnings per share
      Net income                      $    7,446   7,265                $        1.02
                                   =====================            =================

                                               Year Ended December 31, 1996
                                   --------------------------------------------------
                                        Income              Shares          Per Share
                                      (Numerator)          (Denominator)    Amount
                                   ---------------------            -----------------
      Basic earnings per share
      Net income                      $    7,158   7,056                $        1.01
                                                                    =================
      Effect of Dilutive Securities
      Stock options                            -       5
                                   ---------------------
      Dilutive earnings per share
      Net income                      $    7,158   7,061                $        1.01
                                   =====================            =================


NOTE 13.  COMMITMENTS AND CONTINGENT LIABILITIES

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

NOTE 13.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

                                           December 31,
                                    --------------------------
                                          1998         1997
                                    --------------------------
                                      (Dollars in Thousands)
                                    --------------------------

      Commitments to extend credit   $   80,861   $   81,682
      Credit card commitments             7,866        7,153
      Standby letters of credit           2,761        1,584
                                    --------------------------
                                     $   91,488   $   90,419
                                    ==========================


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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 14.  CONCENTRATIONS OF CREDIT

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

          The Company has a concentration of funds on deposit at its primary correspondent banks at December 31, 1998, as follows:


      Noninterest-bearing accounts      $31,934,000
                                        ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 15.  REGULATORY MATTERS

          The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, approximately $3,140,000 of retained earnings were available for dividend declaration without regulatory approval.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Banks meet all capital adequacy requirements to which it is subject.

          As of December 31, 1998, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 15.  REGULATORY MATTERS (Continued)

          The Company and Banks' actual capital amounts and ratios are presented in the following table.



                                                                                            To Be Well
                                                                      For Capital        Capitalized Under
                                                                       Adequacy          Prompt Corrective
                                              Actual                   Purposes          Action Provisions
                                       ---------------------    ---------------------    ------------------
                                       Amount         Ratio     Amount         Ratio     Amount      Ratio
                                       ------         -----     ------         -----     ------     -------
                                                                (Dollars in Thousands)
                                       --------------------------------------------------------------------
     As of December 31, 1998
     Total Capital
       (to Risk Weighted Assets):
       Consolidated                     $68,529         14.67%   $37,361         8.00%    $46,702     10.00%
       American Banking Banking         $12,453         13.64%   $ 7,306         8.00%    $ 9,132     10.00%
       Heritage Community Bank          $ 4,092         13.92%   $ 2,353         8.00%    $ 2,941     10.00%
       Bank of Thomas County            $ 2,956         12.03%   $ 1,966         8.00%    $ 2,457     10.00%
       Citizens Security Bank           $11,150         16.08%   $ 5,547         8.00%    $ 6,934     10.00%
       Cairo Banking Company            $ 8,029         18.73%   $ 3,429         8.00%    $ 4,287     10.00%
       Southland Bank                   $12,797         12.61%   $ 8,118         8.00%    $10,147     10.00%
       Central Bank and Trust           $ 4,891         13.29%   $ 2,945         8.00%    $ 3,681     10.00%
       First National Bank of
         South Georgia                  $ 4,688         11.20%   $ 3,347         8.00%    $ 4,184     10.00%
       Merchants and Farmers Bank       $ 3,745         13.27%   $ 2,258         8.00%    $ 2,823     10.00%
     Tier I Capital
       (to Risk Weighted Assets):
       Consolidated                     $62,637         13.41%   $18,681         4.00%    $28,021      6.00%
       American Banking Company         $11,304         12.38%   $ 3,653         4.00%    $ 5,479      6.00%
       Heritage Community Bank          $ 3,723         12.66%   $ 1,176         4.00%    $ 1,764      6.00%
       Bank of Thomas County            $ 2,644         10.76%   $   983         4.00%    $ 1,474      6.00%
       Citizens Security Bank           $10,276         14.82%   $ 2,773         4.00%    $ 4,160      6.00%
       Cairo Banking Company            $ 7,483         17.46%   $ 1,715         4.00%    $ 2,572      6.00%
       Southland Bank                   $11,520         11.35%   $ 4,059         4.00%    $ 6,088      6.00%
       Central Bank and Trust           $ 4,420         12.01%   $ 1,472         4.00%    $ 2,209      6.00%
       First National Bank of
         South Georgia                  $ 4,164          9.95%   $ 1,674         4.00%    $ 2,510       6.00%
       Merchants and Farmers Bank       $ 3,391         12.01%   $ 1,129         4.00%    $ 1,694       6.00%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 15.  REGULATORY MATTERS (Continued)

                                                                                                         To Be Well
                                                                              For Capital             Capitalized Under
                                                                               Adequacy               Prompt Corrective
                                                   Actual                      Purposes               Action Provisions
                                            -------------------          ------------------         --------------------
                                            Amount        Ratio          Amount       Ratio         Amount       Ratio
                                            ------        -----          ------       -----         ------       -----
                                                                        (Dollars in Thousands)
                                            ------------------------------------------------------------------------------
          As of December 31, 1998
            (Continued)
          Tier I Capital
            (to Average Assets):
            Consolidated                   $62,637       8.95%         $27,994        4.00%         $34,993      5.00%
            American Banking Company       $11,304       8.58%         $ 5,270        4.00%         $ 6,587      5.00%
            Heritage Community Bank        $ 3,723       8.62%         $ 1,728        4.00%         $ 2,160      5.00%
            Bank of  Thomas County         $ 2,644       7.16%         $ 1,477        4.00%         $ 1,846      5.00%
            Citizens Security Bank         $10,276       8.02%         $ 5,125        4.00%         $ 6,407      5.00%
            Cairo Banking Company          $ 7,483      10.19%         $ 2,937        4.00%         $ 3,672      5.00%
            Southland Bank                 $11,520       6.95%         $ 6,630        4.00%         $ 8,288      5.00%
            Central Bank and Trust         $ 4,420       7.50%         $ 2,357        4.00%         $ 2,947      5.00%
            First National Bank of
              South Georgia                $ 4,164       7.60%         $ 2,192        4.00%         $ 2,739      5.00%
            Merchants and Farmers Bank     $ 3,391       7.75%         $ 1,750        4.00%         $ 2,188      5.00%


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 15.  REGULATORY MATTERS (Continued)

                                                                                                                To Be Well
                                                                                For Capital                  Capitalized Under
                                                                                 Adequacy                    Prompt Corrective
                                                    Actual                       Purposes                    Action Provisions
                                            ----------------------      --------------------------     ----------------------------
                                               Amount      Ratio          Amount         Ratio            Amount         Ratio
                                            -----------  ---------      -----------    ---------       -------------   ---------
                                                                           (Dollars in Thousands)
                                            --------------------------------------------------------------------------------------
        As of December 31, 1997
        Total Capital
           (to Risk Weighted Assets):
           Consolidated                      $   64,178   13.32%        $   38,534       8.00%          $   48,169       10.00%
           American Banking Company          $   11,298   11.55%        $    7,824       8.00%          $    9,780       10.00%
           Heritage Community Bank           $    3,785   13.11%        $    2,309       8.00%          $    2,887       10.00%
           Bank of Thomas County             $    3,317   12.63%        $    2,101       8.00%          $    2,627       10.00%
           Citizens Security Bank            $   14,350   18.79%        $    6,110       8.00%          $    7,637       10.00%
           Cairo Banking Company             $    7,066   15.10%        $    3,743       8.00%          $    4,679       10.00%
           Southland Bank                    $   11,511   11.16%        $    8,249       8.00%          $   10,312       10.00%
           Central Bank and Trust            $    5,474   12.68%        $    3,453       8.00%          $    4,316       10.00%
           First National Bank of
             South Georgia                   $    4,841   12.38%        $    3,128       8.00%          $    3,909       10.00%
           Merchants and Farmers Bank        $    3,946   14.34%        $    2,202       8.00%          $    2,752       10.00%
        Tier I Capital
           (to Risk Weighted Assets):
           Consolidated                      $   58,137   12.07%        $   19,267       4.00%          $   28,901        6.00%
           American Banking Company          $   10,075   10.30%        $    3,912       4.00%          $    5,868        6.00%
           Heritage Community Bank           $    3,424   11.86%        $    1,155       4.00%          $    1,732        6.00%
           Bank of Thomas County             $    2,988   11.38%        $    1,051       4.00%          $    1,576        6.00%
           Citizens Security Bank            $   13,395   17.54%        $    3,055       4.00%          $    4,582        6.00%
           Cairo Banking Company             $    6,471   13.83%        $    1,872       4.00%          $    2,808        6.00%
           Southland Bank                    $   10,218    9.91%        $    4,125       4.00%          $    6,187        6.00%
           Central Bank and Trust            $    4,933   11.43%        $    1,726       4.00%          $    2,590        6.00%
           First National Bank of
             South Georgia                   $    4,351   11.13%        $    1,564       4.00%          $    2,346        6.00%
           Merchants and Farmers Bank        $    3,602   13.09%        $    1,101       4.00%          $    1,651        6.00%


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 15.  REGULATORY MATTERS (Continued)

                                                                                                        To Be Well
                                                                          For Capital                Capitalized Under
                                                                            Adequacy                 Prompt Corrective
                                               Actual                       Purposes                 Action  Provisions
                                       --------------------------   -------------------------   ----------------------------
                                            Amount      Ratio         Amount        Ratio          Amount         Ratio
                                           --------    -------       --------      -------        --------       -------
                                                                       (Dollars in Thousands)
                                       --------------------------------------------------------------------------------------
      As of December 31, 1997
        (Continued)
      Tier I Capital
         (to Average Assets):
         Consolidated                     $   58,137    8.60%       $   27,039       4.00%        $   33,799       5.00%
         American Banking Company         $   10,075    8.46%       $    4,792       4.00%        $    5,990       5.00%
         Heritage Community Bank          $    3,424    8.53%       $    1,617       4.00%        $    2,022       5.00%
         Bank of Thomas County            $    2,988    8.25%       $    1,443       4.00%        $    1,804       5.00%
         Citizens Security Bank           $   13,395   10.89%       $    4,975       4.00%        $    6,219       5.00%
         Cairo Banking Company            $    6,471    8.66%       $    3,029       4.00%        $    3,786       5.00%
         Southland Bank                   $   10,218    7.37%       $    5,543       4.00%        $    6,929       5.00%
         Central Bank and Trust           $    4,933    8.36%       $    2,345       4.00%        $    2,931       5.00%
         First National Bank of
           South Georgia                  $    4,351    8.28%       $    2,101       4.00%        $    2,626       5.00%
         Merchants and Farmers Bank       $    3,602    8.45%       $    1,724       4.00%        $    2,156       5.00%



NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

          Other Borrowings:

               For variable-rate borrowings that reprice frequently, fair values are based on carrying values. For fixed-rate borrowings, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for borrowings with similar terms.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

               The carrying value and estimated fair value of the Company's financial instruments were as follows:


                                                      December 31, 1998                     December 31, 1997
                                                 -----------------------------       ----------------------------------
                                                   Carrying          Fair              Carrying              Fair
                                                    Amount           Value              Amount              Value
                                                 -------------     ------------      --------------      --------------
                                                                        (Dollars in Thousands)
                                                 ---------------------------------------------------------------------------
      Financial assets:
         Cash and short-term investments          $    56,475      $    56,475        $    37,151         $  37,151
                                                  ===========      ===========        ===========         =========
         Investments in securities                $   154,546      $   155,258        $   123,219         $  123,776
                                                  ===========      ===========        ===========         ==========


         Loans                                    $   477,194      $   474,259        $   490,244         $  505,637
         Allowance for loan losses                    (10,192)               -             (7,627)                 -
                                                  -------------    -----------        -----------         ----------
                 Loans, net                       $   467,002      $   474,259        $   482,617         $  505,637
                                                  =============    ===========        ===========         ==========

      Financial liabilities:
         Noninterest-bearing demand               $    99,957      $    99,957        $    90,109         $   90,109
         Interest-bearing demand                      132,527          132,527            128,294            128,294
         Savings                                       59,719           59,719             46,715             46,715
         Time deposits                                341,122          343,893            335,593            343,990
                                                  -----------      -----------        -----------         ----------
                 Total deposits                   $   633,325      $   636,096        $   600,711         $  609,108
                                                  ===========      ===========        ===========         ==========


      Federal funds purchased and securities
         sold under agreements to repurchase      $       883      $       883        $     660           $      660
                                                  ===========      ===========        =========           ==========

      Other borrowings                            $    11,850      $    11,958        $  15,400           $   15,400
                                                  ===========      ===========        =========           ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 17.  YEAR 2000

          The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Due to the fact that the Company is heavily dependent on computer processing and telecommunication systems in their daily business activities, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

          In response to the Year 2000 issue, the Company created a Year 2000 Task Force to coordinate and monitor the Company's progress in their Year 2000 remediation efforts. The Task Force reports directly to the Company's executive management and also provides regular reports to the Board of Directors. The Task Force has conducted a comprehensive review of the Company's computer systems and software to identify the systems and software that could be effected by the Year 2000 issue. Although absolute assurance cannot be given, the Company presently believes that with the modifications to existing systems and software and converting to new software, the Year 2000 problem will not pose a significant operational problem to the Company or have a material adverse effect on future operating results.

          The Company has also conducted formal communications with its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by a supplier or customer, would not have a material adverse effect on the Company.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Note 18.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY)



                           CONDENSED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
                            (Dollars in Thousands)

                                                        1998         1997
                                                --------------------------
      Assets
      Cash                                         $    2,747   $    2,262
      Investment in subsidiaries                       66,201       67,172
      Other assets                                      6,544        5,189
                                                   ----------   ----------

      Total assets                                 $   75,492   $   74,623
                                                   ==========   ==========


      Liabilities
      Other borrowings                             $    2,500   $    5,000
      Other liabilities                                 1,158        1,470
                                                   ----------   ----------

      Total liabilities                                 3,658        6,470
                                                   ----------   ----------

      Stockholders' equity                             71,834       68,153
                                                   ----------   ----------

      Total liabilities and stockholders' equity   $   75,492   $   74,623
                                                   ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

NOTE 18.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (Continued)



                        CONDENSED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (Dollars in Thousands)


                                                              1998         1997               1996
                                                         ------------  ------------       ------------
      Income
      Dividends from subsidiaries                          $    8,942    $    7,911          $   5,358
      Interest                                                     69            63                 44
      Fee income                                                6,702         5,392              2,953
      Other income                                                962           446                111
                                                         ------------  ------------       ------------
      Total income                                             16,675        13,812              8,466
                                                         ------------  ------------       ------------

      Expense
      Interest                                                    223           353                230
      Amortization and depreciation                               636           567                477
      Merger and acquisition expense                                4           406                708
      Other expense                                             7,593         6,365              4,408
                                                         ------------  ------------       ------------
      Total expense                                             8,456         7,691              5,823
                                                         ------------  ------------       ------------

      Income before income tax benefits
      and equity in undistributed earnings
      (distributions in excess of earnings)
      of subsidiaries                                           8,219         6,121              2,643

      Income tax benefits                                          77           828                889
                                                         ------------  ------------       ------------

      Income before equity in undistributed
      earnings (distributions in excess of earnings)
      of subsidiaries                                           8,296         6,949              3,532

      Equity in undistributed earnings (distributions
      in excess of earnings) of subsidiaries                   (1,383)          497              3,626
                                                         ------------  ------------       ------------

      Net income                                           $    6,913    $    7,446          $   7,158
                                                         ============  ============       ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 18.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (Continued)



                      CONDENSED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (Dollars in Thousands)

                                                         1998          1997                 1996
                                                    -------------  ------------        -------------
      OPERATING ACTIVITIES
      Net income                                       $    6,913    $    7,446           $    7,158
                                                    -------------  ------------        -------------
      Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                           276           208                  117
      Amortization of intangible assets                       360           359                  360
      Distributions in excess of earnings
      (undistributed earnings) of subsidiaries              1,383          (497)              (3,626)
      Decrease in interest receivable                           -             6                   10
      Increase (decrease) in interest payable                 (82)           79                  (11)
      Increase (decrease) in taxes payable                   (812)          199                 (169)
      Provision for deferred taxes                             47          (231)                 (38)
      (Increase) decrease in due from subsidiaries            (79)          136                 (333)
      Other prepaids, deferrals and accruals, net             102            51                 (240)
                                                    -------------  ------------        -------------
      Total adjustments                                     1,195           310               (3,930)
                                                    -------------  ------------        -------------

      Net cash provided by operating activities             8,108         7,756                3,228
                                                    -------------  ------------        -------------

      INVESTING ACTIVITIES
      Decrease in interest-bearing deposits in banks            -             -                2,060
      Purchases of premises and equipment                  (1,458)         (935)                (482)
      Proceeds from sale of premises                            -             -                   10
      Contribution of capital to subsidiary bank             (350)       (4,200)                   -
      Cash paid for purchased subsidiary                        -             -               (6,216)
      Proceeds from maturities of securities held
      to maturity                                               -           200                    -
                                                    -------------  ------------        -------------

      Net cash used in investing activities                (1,808)       (4,935)              (4,628)
                                                    -------------  ------------        -------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 18.  CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
          (PARENT COMPANY ONLY) (Continued)



                      CONDENSED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (Dollars in Thousands)

                                                                  1998             1997                1996
                                                              ------------     -------------       ------------
          FINANCING ACTIVITIES
            Proceeds from other borrowings                     $        -        $        -           $    5,000
            Repayment of other borrowings                          (2,500)                -               (2,200)
            Proceeds from exercise of stock options
            of pooled subsidiaries                                      -                 -                  254
            Treasury stock transactions, net                         (415)                -                   26
            Purchase of fractional shares                               -                (7)                  (7)
            Dividends paid                                         (2,900)           (2,633)              (1,763)
                                                               ----------        ----------           ----------
            Net cash provided by (used in)
            financing activities                                   (5,815)           (2,640)               1,310
                                                               ----------        ----------           ----------

          Net increase (decrease) in cash                             485               181                  (90)

          Cash at beginning of year                                 2,262             2,081                2,171
                                                               ----------        ----------           ----------

          Cash at end of year                                  $    2,747        $    2,262           $    2,081
                                                               ==========        ==========           ==========

          SUPPLEMENTAL DISCLOSURE OF
            CASH FLOW INFORMATION
            Cash paid during the year for interest             $      305        $      274           $      241

                                 EXHIBIT INDEX

        Exhibit No.                              Description
      --------------            --------------------------------------------------------------
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

          3.5                   Form of Articles of Amendment to the Articles of
                                Incorporation (incorporated by reference to Exhibit 3.5
                                to ABC's Annual Report on Form 10-K (File No. 001-
                                13901), filed with the Commission on March 25, 1998).

          3.6                   Form of Amendment to Bylaws (incorporated by reference to
                                Exhibit 3.6 to ABC's Annual Report on Form 10-K (File
                                No. 001-13901), filed with the Commission on March 25,
                                1998).

          3.7 Form of Articles of Amendment to the Articles of Incorporation filed electronically herewith.

          3.8 Form of Amendment to Bylaws filed electronically herewith.

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

        Exhibit No                               Description
     ---------------            ---------------------------------------------------------
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


       Exhibit No                               Description
     ---------------            --------------------------------------------------------------
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

          10.15                 Form of Purchase and Assumption Agreement by and between
                                NationsBank, N.A. (South) and ABC Bancorp dated as of
                                February 26, 1997 (incorporated by reference to Exhibit
                                10.15 to ABC's Annual Report on Form 10-K (File No. 001-
                                13981), filed with the Commission on March 25, 1998).

          10.16                 Form of Agreement and Plan of Merger by and between ABC
                                Bancorp and Irwin Bankcorp, Inc. dated as of May 15, 1997
                                (incorporated by reference to Exhibit 10.16 to ABC's Annual
                                Report on Form 10-K (File No. 001-13901) filed with the
                                Commission on March 25, 1998).

          10.17                 Form of Omnibus Stock Ownership and Long-Term Incentive
                                Plan (incorporated by reference to Exhibit 10.17 to ABC's
                                Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

          10.18                 Form of Rights Agreement between ABC Bancorp and SunTrust
                                Bank dated as of February 17, 1998 (incorporated by
                                reference to Exhibit 10.18 to ABC's Annual Report on Form
                                10-K (File No. 001-13901), filed with the Commission on
                                March 25, 1998).

           21.1                 Schedule of subsidiaries of ABC Bancorp.

           24.1                 Power of Attorney relating to this Form 10-K is set forth
                                on the signature pages of this Form 10-K.

           27                   Financial Data Schedule.