Form 10-Q
period 1999-03-31
ABC BANCORP
filed 1999-05-13
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  MARCH 31, 1999
                                               ---------------
                                      OR

 [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-16181
                                                 -------

                                  ABC BANCORP
                                  -----------
            (Exact name of registrant as specified in its charter)

              GEORGIA                                58-1456434
              -------                                ----------
     (State of incorporation)                  (IRS Employer ID No.)

                   310 FIRST STREET, SE  MOULTRIE, GA 31768
                  ------------------------------------------
                   (Address of principal executive offices)

                                (912) 890-1111
                                --------------
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No  ___
                                                ---

THERE WERE 7,247,965 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1999.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item                                                        Page
----                                                        ----
1.   Financial Statements

          Consolidated Balance Sheets                         3

          Consolidated Statements of Income
            & Comprehensive Income                            4

          Consolidated Statements of Cash Flows               5

          Notes to Consolidated Financial Statements          6

2.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                     7


3.   Quantitative and Qualitative Disclosures about
      Market Risk                                            14


PART II - OTHER INFORMATION

4.   Submission of Matters to a Vote of
     Securities Holders                                      15

6.   Exhibits and Reports on Form 8-K                        15


      SIGNATURE                                              16

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      MARCH 31            DEC 31
                                                                        1999               1998
                                                                        ----               ----
ASSETS
------
Cash and due from banks                                                $  40,038         $  56,475
Securities available for sale, at fair value                             133,115           135,933
Securities held to maturity, at cost                                      16,731            18,613

Loans                                                                    485,827           477,194
Less allowance for loan losses                                            10,098            10,192
                                                                       ---------         ---------
             Loans, net                                                  475,729           467,002
                                                                       ---------         ---------
Premises and equipment, net                                               19,180            19,088
Other assets                                                              21,425            27,835
                                                                       ---------         ---------
                                                                       $ 706,218         $ 724,946
                                                                       =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits
  Noninterest-bearing demand                                              90,481            99,957
  Interest-bearing demand                                                137,529           132,527
  Savings                                                                 57,647            59,719
  Time, $100,000 and over                                                 91,193            93,381
  Other time                                                             236,578           247,741
                                                                       ---------         ---------
            Total deposits                                               613,428           633,325
Federal funds purchased & securities sold under
    repurchase agreements                                                    286               883
Other borrowings                                                          13,970            11,850
Other liabilities                                                          5,548             7,054
                                                                       ---------         ---------
            Total liabilities                                            633,232           653,112
                                                                       ---------         ---------

STOCKHOLDERS' EQUITY
--------------------
  Common stock, par value $1;  15,000,000 shares authorized
    7,560,318 and 7,524,718 shares issued                                  7,560             7,525
  Surplus                                                                 30,085            29,677
  Retained earnings                                                       37,689            36,280
  Accumulated other comprehensive income                                     117               322
  Unearned Comp-Grants                                                      (407)                0
                                                                       ---------         ---------
                                                                          75,044            73,804
  Less cost of shares acquired for the treasury, 312,353
      and 305,153 shares                                                  (2,058)           (1,970)
                                                                       ---------         ---------
            Total stockholders' equity                                    72,986            71,834
                                                                       ---------         ---------
                                                                       $ 706,218         $ 724,946
                                                                       =========         =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         1999            1998
                                                                         ----            -----
INTEREST INCOME
   Interest and fees on loans                                         $   12,095       $   12,638
   Interest on taxable securities                                          1,974            1,648
   Interest on nontaxable securities                                         271              302
   Interest on deposits in other banks                                       191              114
   Interest on Federal funds sold                                              -               20
                                                                      ----------       ----------
                                                                          14,531           14,722
                                                                      ----------       ----------
INTEREST EXPENSE
   Interest on deposits                                                    5,700            6,253
   Interest on securities sold under repurchase
    agreements and other borrowings                                          211              318
                                                                      ----------       ----------
                                                                           5,911            6,571
                                                                      ----------       ----------

             Net interest income                                           8,620            8,151
PROVISION FOR LOAN LOSSES                                                    532            2,628
                                                                      ----------       ----------
             Net interest income after provision for loans losses          8,088            5,523
                                                                      ----------       ----------
OTHER INCOME
   Service charges on deposit accounts                                     1,281            1,335
   Other service charges, commissions and fees                               654              585
   Other                                                                      56               51
                                                                      ----------       ----------
                                                                           1,991            1,971
                                                                      ----------       ----------
OTHER EXPENSE
   Salaries and employee benefits                                          3,790            3,978
   Equipment expense                                                         657              579
   Occupancy expense                                                         452              426
   Amortization of intangible assets                                         213              229
   Data processing fees                                                      135               89
   Directors fees                                                            163              161
   FDIC premiums                                                              62               62
   Other operating expenses                                                1,407            1,616
                                                                      ----------       ----------
                                                                           6,879            7,140
                                                                      ----------       ----------

             Income before income taxes                                    3,200              354

Applicable income taxes                                                    1,066              120
                                                                      ----------       ----------
             NET INCOME                                               $    2,134       $      234
                                                                      ----------       ----------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized holding gains (losses) arising during period
                                                                            (205)              (4)
             COMPREHENSIVE INCOME                                     $    1,929       $      230
                                                                      ==========       ==========
Income per common share-Basic                                         $     0.29       $     0.03
                                                                      ==========       ==========
Income per common share-Diluted                                       $     0.29       $     0.03
                                                                      ==========       ==========
Average shares outstanding                                             7,238,974        7,252,365
                                                                      ==========       ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        1999           1998
                                                                        ----           ----
OPERATING ACTIVITIES
   Net Income                                                         $    2,134     $    234
                                                                      ----------     --------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                           556          483
      Provision for loan losses                                              532        2,628
      Amortization of intangible assets                                      213          229
      Other prepaids, deferrals and accruals, net                          4,833        5,638
                                                                      ----------     --------
           Total adjustments                                               6,134        8,978
                                                                      ----------     --------
           Net cash provided by operating activities                       8,268        9,212
                                                                      ----------     --------

INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                      40,139       18,196
   Purchase of investment securities                                     (35,750)     (25,750)
   Proceeds from sales of securities available for sale                        -            -
   (Increase) decrease in Federal funds sold                                   -       (1,575)
   (Increase) decrease in loans                                           (9,259)      (7,840)
   Purchase of premises and equipment                                       (648)        (633)
                                                                      ----------     --------
           Net cash used in investing activities                          (5,518)     (17,602)
                                                                      ----------     --------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                   (19,897)       6,087
   Net increase (decrease) in repurchase agreements                         (597)        (317)
   Repay long-term borrowings                                             (2,000)           -
   Increase (decrease) in other borrowings                                 4,120        5,622
   Dividends paid                                                           (725)        (725)
   Purchase treasury stock                                                   (88)           -
                                                                      ----------     --------
           Net cash provided by (used in) financing activities           (19,187)      10,667
                                                                      ----------     --------
   Net increase (decrease) in cash and due from banks                 $  (16,437)    $  2,277

   Cash and due from banks at beginning of period                         56,475       36,261
                                                                      ----------     --------
   Cash and due from banks at end of period                           $   40,038     $ 38,538
                                                                      ==========     ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at March 31, 1999 were considered satisfactory. At that date, the Banks' short term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 1999, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 1999, total capital increased $1,152,000 to $72,986,000. This increase in capital resulted from the retention of net earnings of $1,409,000 (after deducting dividends to shareholders of $725,000), less $88,000 for the purchase of 7,200 shares acquired for the treasury, plus $36,000 accrual for award grants, and an increase of approximately $205,000 in unrealized losses on securities available for sale, net of taxes.

     At March 31, 1999, ABC had no binding commitments for capital expenditures. The Company anticipates that approximately $2,000,000 will be required for capital expenditures during the remainder of 1999. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

YEAR 2000 STATUS

     The Company is actively engaged in remediating potential Year 2000 technology problems. All items were inventoried and vendors contacted regarding Year 2000 readiness of their products. The inventory included computer equipment and software as well as other items which could contain embedded date chips. Renovation plans for non-compliant items were developed. The Company is currently in the process of testing. It is anticipated that all testing and implementation of compliant technology items will be completed by June, 1999. The Company's and subsidiaries' Boards of Directors are updated on a regular basis on the status of the project. The Company estimates total Year 2000 project costs will approximate $500,000. Expenses associated with The Company's Year 2000 compliance efforts for fiscal year 1998 were approximately $300,000. Year 2000 expenditures are not expected to have a material impact on the Company's earnings, financial position or cash flows. Additionally, the status of major customers and vendors is being reviewed to minimize the risks to the Company.

     The impact of Year 2000 noncompliance by major customers and vendors cannot be accurately projected at this time. The Company has contracted with a third party to provide consulting services relative to the development and testing of a Year 2000 contingency plan as well as disaster recovery and business continuity plans. It is anticipated that the Year 2000 contingency plan will be completed and tested prior to June 30, 1999.

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

COMPARISON OF STATEMENTS OF INCOME

     The net interest margin was 5.39% and 5.27% during the three months ended March 31, 1999 and 1998, respectively, an increase of 12 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income on a taxable-equivalent basis was $8.8 million as compared to $8.3 million during the three months ended March 31, 1999 and 1998, respectively, representing an increase of 6.02%.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $532,000 and $2,628,000 during the three months ended March 31, 1999 and 1998, respectively. The decrease in the provision for loan losses of $2,096,000, or 79.76%, is attributable to an unusually large provision being recorded in the first quarter of 1998 in response to the deteriorating financial condition of several large borrowers.

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

     The allowance for loan losses was 2.08% and 2.14% of total loans outstanding at March 31, 1999 and December 31, 1998. As of March 31, 1999, nonperforming assets were $8,858,000 compared to $9,382,000 in nonperforming assets as of December 31, 1998. Management considers the allowance for loan losses as of March 31, 1999 adequate to cover potential losses in the loan portfolio.

     Following is a comparison of noninterest income for the three months ended March 31, 1999 and 1998 (dollars in thousands).

                                           Three Months Ended
                                           ------------------
                                   March 31, 1999      March 31,1998
                                   --------------      -------------
Service charges on deposits        $ 1,281             $ 1,335
Other service charges,
 commissions & fees                    654                 585
Other income                            56                  51
    TOTAL NONINTEREST INCOME       $ 1,991             $ 1,971
                                    ======             =======

     Total noninterest income for the three months ended March 31, 1999 was $20,000 higher than during the same period in 1998.

     Following is an analysis of noninterest expense for the three months ended March, 1999 and 1998 (dollars in thousands).

                                           Three Months Ended
                                           ------------------
                                   March 31,1999         March 31,1998
                                   -------------         -------------
Salaries and employee benefits         $ 3,790               $ 3,978
Occupancy and equipment expense          1,109                 1,005
Deposit Insurance Premium                   62                    62
Data processing fees                       135                    89
Other expense                            1,783                 2,006
                                       -------               -------
TOTAL NONINTEREST EXPENSE              $ 6,879               $ 7,140
                                       =======               =======

     Total noninterest expense for the three months ended March 31, 1999 was $261,000 lower than during the same period in 1998.

     Salaries and employee benefits for the three months ended March 31, 1999, were $188,000 lower than during the same period in 1998.

     Deposit insurance premiums for the three months ended March 31, 1999 was the same during the same period in 1998.

     Data processing fees for the three months ended March 31, 1999 were $46,000 higher than during the same period in 1998. Other operating expense for the three months ended March 31, 1999 decreased $223,000 as compared to the same period in 1998.

     Following is a condensed summary of net income during the three months ended March 31, 1999 and 1998 (dollars in thousands).

                                             Three Months Ended
                                             ------------------
                                   March 31, 1999      March 31, 1998
                                   --------------      --------------
Net interest income                $  8,620            $  8,151
Provision for loan losses               532               2,628
Other income                          1,991               1,971
Other expense                         6,879               7,140
    Income before income taxes        3,200                 354
Applicable income taxes               1,066                 120
                                   --------            --------
 NET INCOME                        $  2,134            $    234
                                   ========            ========

     Net income increased $1,900,000 or 812% to $2,134,000 for the three months ended March 31, 1999 as compared to $234,000 for the three months ended March 31, 1998. Net interest income of ABC and its subsidiaries increased $469,000, the provision for loan losses decreased by $2,096,000 and all other noninterest expense decreased by $261,000.

COMPARISON OF BALANCE SHEETS

     Total assets decreased by $18.7 million, or 2.58%, to $706.22 million at March 31, 1999 from $724.95 million at December 31, 1998.

     Total earning assets increased by $3.92 million, or .6%, to $654.43 million at March 31, 1999 from $650.51 million at December 31, 1998.

     Total loans, net of the allowance for loan losses, increased by $8.73 million, or 1.87%, to $475.73 million at March 31, 1999 from $467 million at December 31, 1998.

     Total deposits decreased by $19.9 million, or 3.14%, to $613.43 million at March 31, 1999 from $633.33 million at December 31, 1998. Approximately 14.75% and 15.78% of deposits were noninterest-bearing as of March 31, 1999 and December 31, 1998, respectively.

               ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

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

     Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would decrease .50% if rates rise gradually over the next year. On the other hand, the model projects net interest income to increase .52% if rates decline over the next year.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          There were no matters submitted to a vote of securities holders during the quarter ended March 31, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          There were no exhibits and reports filed on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:


                                  ABC BANCORP



_______________________            ________________________________________
        DATE                       W. EDWIN LANE, JR.
                                   EXECUTIVE VICE PRESIDENT &
                                   CHIEF FINANCIAL OFFICER
                                   (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                   FINANCIAL/ACCOUNTING OFFICER)