Form 10-Q
period 1999-06-30
ABC BANCORP
filed 1999-08-11
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1999
                                                 --------------
                                      OR

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-16181
                                                 -------


                                  ABC BANCORP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          GEORGIA                                   58-1456434
----------------------------------            ----------------------
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


There were 7,247,965 shares of Common Stock outstanding as of June 30, 1999.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                         Page
-----                                                        ----

1.  Financial Statements

       Consolidated Balance Sheets                             3

       Consolidated Statements of Income
        & Comprehensive Income                                 4

       Consolidated Statements of Cash Flows                   6

       Notes to Consolidated Financial Statements              7

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                      8


3.  Quantitative and Qualitative Disclosures about
      Market Risk                                             15


PART II - OTHER INFORMATION

4.  Submission of Matters to a Vote of
    Securities Holders                                        16

6.  Exhibits and Reports on Form 8-K                          16


     Signature                                                17

                          ABC BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                 Jun 30             Dec 31
                                                                  1999               1998
                                                              --------------      -------------
Assets
------
Cash and due from banks                                       $       40,848      $      56,475
Securities available for sale, at fair value                         123,059            135,933
Securities held to maturity, at cost                                  16,453             18,613

Loans                                                                509,758            477,194
Less allowance for loan losses                                        10,357             10,192
                                                              --------------      -------------
             Loans, net                                              499,401            467,002
                                                              --------------      -------------

Premises and equipment, net                                           19,490             19,088
Other assets                                                          22,024             27,835
                                                              --------------      -------------
                                                              $      721,275      $     724,946
                                                              ==============      =============

Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest-bearing demand                                  $       85,835      $      99,957
  Interest-bearing demand                                            136,385            132,527
  Savings                                                             58,624             59,719
  Time, $100,000 and over                                             91,684             93,381
  Other time                                                         237,676            247,741
                                                              --------------      -------------
            Total deposits                                           610,204            633,325
Federal funds purchased & securities sold under
    repurchase agreements                                              1,027                883
Other borrowings                                                      31,169             11,850
Other liabilities                                                      5,280              7,054
                                                              --------------      -------------
            Total liabilities                                        647,680            653,112
                                                              --------------      -------------

Stockholders' equity
--------------------
  Common stock, par value $1;  15,000,000 shares authorized
    7,560,318 and 7,524,718 shares issued                              7,560              7,525
  Surplus                                                             30,085             29,677
  Retained earnings                                                   39,090             36,280
  Accumulated other comprehensive income                                (712)               322
  Unearned Comp-Grants                                                  (370)                 0
                                                              --------------      -------------
                                                                      75,653             73,804
  Less cost of shares acquired for the treasury, 312,353
      and 305,153 shares                                              (2,058)            (1,970)
                                                              --------------      -------------
            Total stockholders' equity                                73,595             71,834
                                                              --------------      -------------
                                                              $      721,275      $     724,946
                                                              ==============      =============

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED June 30, 1999 AND 1998
                            (Dollars in Thousands)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                    1999            1998
                                                                                -----------       ---------
Interest income
   Interest and fees on loans                                                      $ 12,434       $  12,762
   Interest on taxable securities                                                     1,766           1,617
   Interest on nontaxable securities                                                    272             301
   Interest on deposits in other banks                                                  122             189
   Interest on Federal funds sold                                                         -              11
                                                                                  ---------       ---------
                                                                                     14,594          14,880
                                                                                  ---------       ---------

Interest expense
   Interest on deposits                                                               5,507           6,383
   Interest on securities sold under repurchase
    agreements and other borrowings                                                     281             243
                                                                                  ---------       ---------
                                                                                      5,788           6,626
                                                                                  ----------      ---------

               Net interest income                                                    8,806           8,254
Provision for loan losses                                                               477             692
                                                                                  ---------       ---------
               Net interest income after provision for loans losses                   8,329           7,562
                                                                                  ---------       ---------

Other income
   Service charges on deposit accounts                                                1,363           1,432
   Other service charges, commissions and fees                                          589             471
   Other                                                                                152             236
   Loss on sale of securities                                                           (37)              -
                                                                                  ---------       ---------
                                                                                      2,067           2,139
                                                                                  ---------       ---------
Other expense
   Salaries and employee benefits                                                     3,893           3,770
   Equipment expense                                                                    551             590
   Occupancy expense                                                                    474             461
   Amortization of intangible assets                                                    213             196
   Data processing fees                                                                 192              82
   Directors fees                                                                       165             168
   FDIC premiums                                                                         85              55
   Other operating expenses                                                           1,550           1,865
                                                                                  ---------       ---------
                                                                                      7,123           7,187
                                                                                  ---------       ---------


               Income before income taxes                                             3,273           2,514
Applicable income taxes                                                               1,154             895
                                                                                  ---------       ---------

               Net income                                                          $  2,119       $   1,619
                                                                                  ---------       ---------
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period                         $  (853)       $     (21)
   Reclassification adjustment for losses
   included in net income, net of tax                                              $    24        $       -
                                                                                  ---------       ---------
               Comprehensive income                                                $  1,290       $   1,598
                                                                                  =========       =========

Income per common share-Basic                                                      $   0.29       $    0.22
                                                                                  ==========      =========

Income per common share-Diluted                                                    $   0.29       $    0.22
                                                                                  ==========      =========

Average shares outstanding                                                        7,247,965       7,252,365
                                                                                  ==========      =========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    SIX MONTHS ENDED June 30, 1999 AND 1998
                            (Dollars in Thousands)
                                  (Unaudited)


------------------------------------------------------------------------------------------------------------------
                                                                                    1999                   1998
                                                                                 ----------            -----------
Interest income
   Interest and fees on loans                                                    $   24,529             $   25,400
   Interest on taxable securities                                                     3,740                  3,265
   Interest on nontaxable securities                                                    543                    603
   Interest on deposits in other banks                                                  313                    303
   Interest on Federal funds sold                                                         -                     31
                                                                                 ----------             ----------
                                                                                     29,125                 29,602
                                                                                 ----------             ----------
Interest expense
   Interest on deposits                                                              11,207                 12,636
   Interest on securities sold under repurchase
    agreements and other borrowings                                                     492                    561
                                                                                 ----------             ----------
                                                                                     11,699                 13,197
                                                                                 ----------             ----------

             Net interest income                                                     17,426                 16,405
Provision for loan losses                                                             1,009                  3,320
                                                                                 ----------             ----------
             Net interest income after provision for loans losses                    16,417                 13,085
                                                                                 ----------             ----------
Other income
   Service charges on deposit accounts                                                2,644                  2,768
   Other service charges, commissions and fees                                        1,243                  1,056
   Other                                                                                208                    287
   Loss on sale of securities                                                           (37)                     -
                                                                                 ----------             ----------
                                                                                      4,058                  4,111
                                                                                 ----------             ----------
Other expense
   Salaries and employee benefits                                                     7,683                  7,749
   Equipment expense                                                                  1,208                  1,169
   Occupancy expense                                                                    926                    887
   Amortization of intangible assets                                                    426                    425
   Data processing fees                                                                 327                    171
   Directors fees                                                                       328                    329
   FDIC premiums                                                                        147                    117
   Other operating expenses                                                           2,957                  3,481
                                                                                 ----------             ----------
                                                                                     14,002                 14,328
                                                                                 ----------             ----------

             Income before income taxes                                               6,473                  2,868

Applicable income taxes                                                               2,220                  1,015
                                                                                 ----------             ----------

             Net income                                                          $    4,253             $    1,853
                                                                                 ----------             ----------
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period                       $   (1,058)            $      (25)
   Reclassification adjustment for losses included
      in net income, net of tax                                                  $       24             $        -
                                                                                 ----------             ----------
             Comprehensive income                                                $    3,219             $    1,828
                                                                                 ==========             ==========

Income per common share-Basic                                                    $     0.59             $     0.26
                                                                                 ==========             ==========

Income per common share-Diluted                                                  $     0.59             $     0.25
                                                                                 ==========             ==========

Average shares outstanding                                                        7,243,494              7,252,365
                                                                                 ==========             ==========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED June 30, 1999 AND 1998
                            (Dollars in Thousands)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                               1999                    1998
                                                                           ------------             -----------
OPERATING ACTIVITIES
   Net Income                                                              $      4,253             $     1,853
                                                                           ------------             -----------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                                  994                     989
      Provision for loan losses                                                   1,009                   3,320
      Amortization of intangible assets                                             426                     425
      Net loss on securities available for sale                                     (37)                      -
      Other prepaids, deferrals and accruals, net                                 4,260                     898
                                                                           ------------             -----------
           Total adjustments                                                      6,652                   5,632
                                                                           ------------             -----------

           Net cash provided by operating activities                             10,905                   7,485
                                                                           ------------             -----------


INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                             48,848                  36,868
   Purchase of investment securities                                            (45,220)                (29,750)
   Proceeds from sales of securities available for sale                           9,839                       -
   (Increase) decrease in Federal funds sold                                          -                     700
   (Increase) decrease in loans                                                 (33,408)                (14,061)
   Purchase of premises and equipment                                            (1,396)                   (874)
                                                                           ------------             -----------

           Net cash used in investing activities                                (21,337)                 (7,117)
                                                                           ------------             -----------


FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                          (23,121)                  7,859
   Net increase (decrease) in repurchase agreements                                 144                     (48)
   Repay long-term borrowings                                                    (2,052)                      -
   Increase (decrease) in other borrowings                                       21,371                     571
   Dividends paid                                                                (1,449)                 (1,450)
   Purchase treasury stock                                                          (88)                      -
                                                                           ------------             -----------

           Net cash provided by (used in) financing activities                   (5,195)                  6,932
                                                                           ------------             -----------

   Net increase (decrease) in cash and due from banks                      $    (15,627)            $     7,300

   Cash and due from banks at beginning of period                                56,475                  36,261
                                                                           ------------             -----------

   Cash and due from banks at end of period                                $     40,848             $    43,561
                                                                           ============             ===========

See Notes to Consolidated Financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC Bancorp and its subsidiaries (the "Company") to meet those needs. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in available funding at any given time will adequately cover the projected short-term need for funds. Additionally, the subsidiary banks (the "Banks") maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

     The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at June 30, 1999 were considered satisfactory. At that date, the Banks' short term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 1999, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 1999, total capital increased $1,761,000 to $73,595,000. This increase in capital resulted from the retention of net earnings of $2,804,000 (after deducting dividends to shareholders of $1,449,000), less $88,000 for the purchase of 7,200 shares acquired for the treasury, plus $79,000 accrual for award grants, and an decrease of approximately $1,034,000 in unrealized losses on securities available for sale, net of taxes.

     At June 30, 1999, ABC had no binding commitments for capital expenditures. The Company anticipates that approximately $2,000,000 will be required for capital expenditures during the remainder of 1999. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

Year 2000 Status

     The Company is actively engaged in remediating potential Year 2000 technology problems. All items were inventoried and vendors contacted regarding Year 2000 readiness of their products. The inventory included computer equipment and software as well as other items which could contain embedded date chips. Renovation plans for non-compliant items were developed. The Y2K Business Resumption Contingency Plan was completed and forwarded to the appropriate regulatory bodies on June 25, 1999. Those agencies are in the process of reviewing the plan. The document was subjected to an independent, third party review by a member of our internal audit staff with satisfactory results. The Company's and subsidiaries' Boards of Directors have approved the plan. The plan is scheduled for testing on July 22, 1999.

     The Company estimates total Year 2000 project costs will approximate $500,000. Expenses associated with the Company's Year 2000 compliance efforts for fiscal year 1998 were approximately $300,000,and the $200,000 remaining is expected to be incurred during 1999. Year 2000 expenditures are not expected to have a material impact on the Company's earnings, financial position or cash flows. Additionally, the status of major customers and vendors is being reviewed to minimize the risks to the Company.

     The impact of Year 2000 noncompliance by major customers and vendors cannot be accurately projected at this time. The Company completed renovation and testing of all mission-critical technology items during the second quarter of 1999.

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

Comparison of Statements of Income


     The net interest margin was 5.43% and 5.28% during the six months ended June 30, 1999 and 1998, respectively, an increase of 15 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income on a taxable-equivalent basis was $17.8 million as compared to $16.8 million during the six months ended June 30, 1999 and 1998, respectively, representing an increase of 5.95%.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $1,009,000 and $3,320,000 during the six months ended June 30, 1999 and 1998, respectively. The decrease in the provision for loan losses of $2,311,000, or 69.61%, is attributable to an unusually large provision being recorded in the first quarter of 1998 in response to the deteriorating financial condition of several large borrowers.

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

     The allowance for loan losses was 2.03% and 2.14% of total loans outstanding at June 30, 1999 and December 31, 1998. As of June 30, 1999, nonperforming assets were $8,703,000 compared to $9,382,000 in nonperforming assets as of December 31, 1998. Management considers the allowance for loan losses as of June 30, 1999 adequate to cover potential losses in the loan portfolio.

     Following is a comparison of noninterest income for the six months ended June 30, 1999 and 1998 (dollars in thousands).


                                       Six Months Ended
                                       ----------------
                                June 30, 1999    June 30,1998
                                -------------    ------------

Service charges on deposits         $2,644            $2,768
Other service charges,
 commissions & fees                  1,243             1,056
Other income                           171               287
    Total noninterest income        $4,058            $4,111
                                    ======            ======

     Total noninterest income for the six months ended June 30, 1999 was $53,000 lower than during the same period in 1998.


     Following is an analysis of noninterest expense for the six months ended June, 1999 and 1998 (dollars in thousands).


                                        Six Months Ended
                                   --------------------------
                                   June 30,1999  June 30,1998
                                   ------------  ------------

Salaries and employee benefits          $ 7,683       $ 7,749
Occupancy and equipment expense           2,134         2,056
Deposit Insurance Premium                   147           117
Data processing fees                        327           171
Other expense                             3,711         4,235
                                        -------       -------
Total noninterest expense               $14,002       $14,328
                                        =======       =======

     Total noninterest expense for the six months ended June 30, 1999 was $326,000 lower than during the same period in 1998.

     Salaries and employee benefits for the six months ended June 30, 1999, were $66,000 lower than during the same period in 1998.

     Deposit insurance premiums for the six months ended June 30, 1999 was $30,000 higher than during the same period in 1998.

     Data processing fees for the six months ended June 30, 1999 were $156,000 higher than during the same period in 1998. The increase in data processing expense is attributable to recent enhancements in the Company's access software, and to increases in license fees and maintenance costs. Other operating expense for the six months ended June 30, 1999 decreased $524,000 as compared to the same period in 1998.


     Following is a condensed summary of net income during the six months ended June 30, 1999 and 1998 (dollars in thousands).


                                 Six Months Ended
                                 ----------------
                           June 30, 1999      June 30, 1998
                           -------------      -------------

Net interest income          $17,426            $16,405
Provision for loan losses      1,009              3,320
Other income                   4,058              4,111
Other expense                 14,002             14,328
    Income before income
      taxes                    6,473              2,868
Applicable income taxes        2,220              1,015
                             -------            -------
 Net income                  $ 4,253            $ 1,853
                             =======            =======


     Net income increased $2,400,000 or 129.52% to $4,253,000 for the six months ended June 30, 1999 as compared to $1,853,000 for the six months ended June 30, 1998. Net interest income of ABC and its subsidiaries increased $1,021,000, the provision for loan losses decreased by $2,311,000 and all other noninterest expense decreased by $326,000.

                          Comparison of Balance Sheets

     Total assets decreased by $3.7 million, or .51%, to $721.3 million at June 30, 1999 from $724.95 million at December 31, 1998.

     Total earning assets increased by $16 million, or 2.46%, to $666.53 million at June 30, 1999 from $650.51 million at December 31, 1998.

     Total loans, net of the allowance for loan losses, increased by $32.4 million, or 6.94%, to $499.4 million at June 30, 1999 from $467 million at December 31, 1998.

     Total deposits decreased by $23.1 million, or 3.65%, to $610.20 million at June 30, 1999 from $633.33 million at December 31, 1998. Approximately 14.07% and 15.78% of deposits were noninterest-bearing as of June 30, 1999 and December 31, 1998, respectively.

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

     Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would decrease 1.82% if rates rise gradually over the next year. On the other hand, the model projects net interest income to increase .52% if rates decline over the next year.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Securities Holders

     The Annual Meeting of the Shareholders of the Company was held on May 11, 1999. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares outstanding, net of 312,353 shares held for the treasury amounted to 7,247,965. A total of 5,721,469 shares were represented by shareholders in attendance or by proxy. Director nominees were elected by a vote of 5,689,061 shares for, and 32,408 withholding authority, representing 79% in favor of the following directors elected to serve as Class II directors, until the annual meeting to be held in 2002.

         J. Raymond Fulp
         Bobby B. Lindsey
         Hal L. Lynch
         Henry C. Wortman

     Ratification of the appointment of Mauldin & Jenkins as the company's independent accountants for the fiscal year ended December 31, 1998, 5,690,744 for, 1,533 against, 29,191 abstaining representing 79% in favor.

Item 6.  Exhibits and Reports on Form 8-K

     There were no exhibits and reports filed on Form 8-K during the quarter ended June 30, 1999.

                                 SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP


   8/3/99          /s/ W. Edwin Lane, Jr.
-----------       ------------------------------------
    DATE          W. EDWIN LANE, JR.
                  EXECUTIVE VICE PRESIDENT &
                  CHIEF FINANCIAL OFFICER
                  (Duly authorized officer and principal
                  financial/accounting officer)