Form 10-Q
period 1999-09-30
ABC BANCORP
filed 1999-11-12
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

 [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999
                                       ------------------
                                  OR

 [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-16181
                                               -------


                                  ABC BANCORP
  ------------------------------------------------------------------------------
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


There were 7,269,945 shares of Common Stock outstanding as of September 30, 1999.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                        Sept 30                 Dec 31
                                                                                          1999                    1998
                                                                                   ----------------        ----------------
Assets
------
Cash and due from banks                                                                  $  46,160               $  56,475
Securities available for sale, at fair value                                               132,756                 135,933
Securities held to maturity, at cost                                                        15,606                  18,613

Loans                                                                                      524,220                 477,194
Less allowance for loan losses                                                               9,889                  10,192
                                                                                   ----------------        ----------------
             Loans, net                                                                    514,331                 467,002
                                                                                   ----------------        ----------------

Premises and equipment, net                                                                 19,340                  19,088
Other assets                                                                                23,157                  27,835
                                                                                   ----------------        ----------------
                                                                                         $ 751,350               $ 724,946
                                                                                   ================        ================

Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest-bearing demand                                                             $  86,106               $  99,957
  Interest-bearing demand                                                                  130,984                 132,527
  Savings                                                                                   57,947                  59,719
  Time, $100,000 and over                                                                   89,575                  93,381
  Other time                                                                               243,581                 247,741
                                                                                   ----------------        ----------------
            Total deposits                                                                 608,193                 633,325
Federal funds purchased & securities sold under
  repurchase agreements                                                                     11,763                     883
Other borrowings                                                                            50,368                  11,850
Other liabilities                                                                            6,203                   7,054
                                                                                   ----------------        ----------------
            Total liabilities                                                              676,527                 653,112
                                                                                   ----------------        ----------------


Stockholders' equity
--------------------
  Common stock, par value $1;  15,000,000 shares authorized
    7,582,298 and 7,524,718 shares issued                                                    7,582                   7,525
  Surplus                                                                                   30,371                  29,677
  Retained earnings                                                                         40,508                  36,280
  Accumulated other comprehensive income                                                      (963)                    322
  Unearned Comp-Grants                                                                        (617)                      0
                                                                                   ----------------        ----------------
                                                                                            76,881                  73,804
  Less cost of shares acquired for the treasury, 312,353
      and 305,153 shares                                                                    (2,058)                 (1,970)
                                                                                   ----------------        ----------------
            Total stockholders' equity                                                      74,823                  71,834
                                                                                   ----------------        ----------------
                                                                                         $ 751,350               $ 724,946
                                                                                   ================        ================

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (Dollars in Thousands)
                                 (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                                 1999                1998
                                                                            ------------        ------------
Interest income
  Interest and fees on loans                                                 $   12,877          $   13,247
  Interest on taxable securities                                                  1,853               1,412
  Interest on nontaxable securities                                                 272                 300
  Interest on deposits in other banks                                               155                 301
  Interest on Federal funds sold                                                      -                   8
                                                                            ------------        ------------
                                                                                 15,157              15,268
                                                                            ------------        ------------
Interest expense
  Interest on deposits                                                            5,519               6,484
  Interest on securities sold under repurchase
   agreements and other borrowings                                                  631                 267
                                                                            ------------        ------------
                                                                                  6,150               6,751
                                                                            ------------        ------------

      Net interest income                                                         9,007               8,517
Provision for loan losses                                                           554                 819
                                                                            ------------        ------------
      Net interest income after provision for loans losses                        8,453               7,698
                                                                            ------------        ------------
Other income
  Service charges on deposit accounts                                             1,405               1,397
  Other service charges, commissions and fees                                       440                 547
  Other                                                                             (25)                 24
  Loss on sale of securities                                                        (44)                  -
                                                                            ------------        ------------
                                                                                  1,776               1,968
                                                                            ------------        ------------
Other expense
  Salaries and employee benefits                                                  3,942               3,996
  Equipment expense                                                                 539                 641
  Occupancy expense                                                                 475                 500
  Amortization of intangible assets                                                 214                 257
  Data processing fees                                                              168                 333
  Directors fees                                                                    165                 190
  FDIC premiums                                                                      61                  61
  Other operating expenses                                                        1,458               1,396
                                                                            ------------        ------------
                                                                                  7,022               7,374
                                                                            ------------        ------------

      Income before income taxes                                                  3,207               2,292

  Applicable income taxes                                                         1,065                 790
                                                                            ------------        ------------
      Net income                                                             $    2,142          $    1,502
                                                                            ------------        ------------
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising during period, net of tax        $     (280)         $      228
  Reclassification adjustment for losses
      included in net income, net of tax                                             29          $        -
                                                                            ------------        ------------
     Comprehensive income                                                    $    1,891          $    1,730
                                                                            ============        ============

Income per common share-Basic                                                $     0.30          $     0.21
                                                                            ============        ============

Income per common share-Diluted                                              $     0.29          $     0.21
                                                                            ============        ============

Average shares outstanding                                                    7,255,132           7,252,365
                                                                            ============        ============

See Notes to Consolidated Financial Statements.

                             ABC BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (Dollars in Thousands)
                                      (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                               1999             1998
                                                                          -------------    -------------
Interest income
   Interest and fees on loans                                              $     37,406     $     38,647
   Interest on taxable securities                                                 5,593            4,677
   Interest on nontaxable securities                                                815              903
   Interest on deposits in other banks                                              468              604
   Interest on Federal funds sold                                                     -               39
                                                                          -------------    -------------
                                                                                 44,282           44,870
                                                                          -------------    -------------

Interest expense
   Interest on deposits                                                          16,726           19,120
   Interest on securities sold under repurchase
    agreements and other borrowings                                               1,123              828
                                                                          -------------    -------------
                                                                                 17,849           19,948
                                                                          -------------    -------------

           Net interest income                                                   26,433           24,922
Provision for loan losses                                                         1,563            4,139
                                                                          -------------    -------------
           Net interest income after provision for loans losses                  24,870           20,783
                                                                          -------------    -------------

Other income
   Service charges on deposit accounts                                            4,049            4,165
   Other service charges, commissions and fees                                    1,683            1,603
   Other                                                                            183              311
   Loss on sale of securities                                                       (81)               -
                                                                          -------------    -------------
                                                                                  5,834            6,079
                                                                          -------------    -------------
Other expense
   Salaries and employee benefits                                                11,625           11,745
   Equipment expense                                                              1,747            1,810
   Occupancy expense                                                              1,401            1,387
   Amortization of intangible assets                                                640              682
   Data processing fees                                                             495              504
   Directors fees                                                                   493              519
   FDIC premiums                                                                    208              178
   Other operating expenses                                                       4,415            4,877
                                                                          -------------    -------------
                                                                                 21,024           21,702
                                                                          -------------    -------------


           Income before income taxes                                             9,680            5,160

Applicable income taxes                                                           3,285            1,805
                                                                          -------------    -------------
                                                                           $      6,395     $      3,355
           Net income                                                     -------------    -------------

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period, net of tax     $     (1,338)    $        203
   Reclassification adjustment for losses included
      in net income, net of tax                                            $         53     $          -
                                                                          -------------    -------------
           Comprehensive income                                            $      5,110     $      3,558
                                                                          =============    =============

Income per common share-Basic                                              $       0.88     $       0.46
                                                                          =============    =============

Income per common share-Diluted                                            $       0.88     $       0.46
                                                                          =============    =============

Average shares outstanding                                                    7,247,416        7,252,365
                                                                          =============    =============

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (Dollars in Thousands)
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                               1999                      1998
                                                                           -------------            ------------
OPERATING ACTIVITIES
   Net Income                                                                  $  6,395                $  3,355
                                                                           -------------            ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                1,460                   1,513
      Provision for loan losses                                                   1.563                   4,139
      Amortization of intangible assets                                             640
      Net loss on securities available for sale                                      81                       -
      Other prepaids, deferrals and accruals, net                                 3,902                   5,100
                                                                           -------------            ------------
           Total adjustments                                                      7,646                  11,434
                                                                           -------------            ------------

           Net cash provided by operating activities                             14,041                  14,789
                                                                           -------------            ------------

INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                             51,564                  55,041
   Purchase of investment securities                                            (67,560)                (49,955)
   Proceeds from sales of securities available for sale                          20,240                       -
   (Increase)decrease in Federal funds sold                                           -                     (80)
   (Increase) decrease in loans                                                 (48,892)                 (9,067)
   Purchase of premises and equipment                                            (1,712)                 (2,084)
                                                                           -------------            ------------

           Net cash used in investing activities                                (46,360)                 (6,145)
                                                                           -------------            ------------


FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                          (25,132)                  8,543
   Net increase (decrease) in repurchase agreements                              10,880                    (217)
   Repay long-term borrowings                                                    (2,053)                      -
   Increase (decrease) in other borrowings                                       40,571                  (1,429)
   Dividends paid                                                                (2,174)                 (2,175)
   Purchase treasury stock
                                                                                    (88)                    (94)
                                                                           -------------            ------------

           Net cash provided by (used in) financing activities                   22,004                   4,628
                                                                           -------------            ------------

   Net increase (decrease) in cash and due from banks                          $(10,315)               $ 13,272

   Cash and due from banks at beginning of period                                56,475                  36,261
                                                                           -------------            ------------

   Cash and due from banks at end of period                                    $ 46,160                $ 49,533
                                                                           =============            ============

See Notes to Consolidated Financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 1999 were considered satisfactory. At that date, the Banks' short term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 1999, the Company's and the Banks' capital asset ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 1999, total capital increased $2,989,000 to $74,823,000. This increase in capital resulted from the retention of net earnings of $4,221,000 (after deducting dividends to shareholders of $2,174,000), less $88,000 for the purchase of 7,200 shares acquired for the treasury, plus $134,000 accrual for award grants, and a decrease of approximately $1,278,000 in unrealized losses on securities available for sale, net of taxes.

     At September 30, 1999, ABC had no binding commitments for capital expenditures. The Company anticipates that approximately $750,000 will be required for capital expenditures during the remainder of 1999. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

Year 2000 Status

     The Company is actively engaged in remediating potential Year 2000 technology problems. All items were inventoried and vendors contacted regarding Year 2000 readiness of their products. The inventory included computer equipment and software as well as other items which could contain embedded date chips. Renovation plans for non-compliant items were developed. The Y2K Business Resumption Contingency Plan was completed and forwarded to the appropriate regulatory bodies on September 25, 1999. Those agencies are in the process of reviewing the plan. The document was subjected to an independent, third party review by a member of our internal audit staff with satisfactory results. The Company's and subsidiaries' Boards of Directors have approved the plan.

     The Company estimates total Year 2000 project costs will approximate $500,000. Expenses associated with the Company's Year 2000 compliance efforts for fiscal year 1998 were approximately $300,000, and most of the remaining $200,000 has been recorded in the first three quarters of 1999. Year 2000 expenditures are not expected to have a material impact on the Company's earnings, financial position or cash flows. Additionally, the status of major customers and vendors is being reviewed to minimize the risks to the Company.

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

Comparison of Statements of Income


     The net interest margin was 5.44% and 5.33% during the nine months ended September 30, 1999 and 1998, respectively, an increase of 11 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income on a taxable-equivalent basis was $26.9 million as compared to $25.5 million during the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 5.5%.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $1,563,000 and $4,139,000 during the nine months ended September 30, 1999 and 1998, respectively. The decrease in the provision for loan losses of $2,576,000, or 62.24%, is attributable to an unusually large provision being recorded in the first quarter of 1998 in response to the deteriorating financial condition of several large borrowers.

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

     The allowance for loan losses was 1.89% and 2.14% of total loans outstanding at September 30, 1999 and December 31, 1998. As of September 30, 1999, nonperforming assets were $7,175,000 compared to $9,382,000 in nonperforming assets as of December 31, 1998. Management considers the allowance for loan losses as of September 30, 1999 adequate to cover potential losses in the loan portfolio.

     Following is a comparison of noninterest income for the nine months ended September 30, 1999 and 1998 (dollars in thousands).

                                              Nine Months Ended
                                              ------------------
                                September 30, 1999       September 30, 1998
                                ------------------       ------------------

Service charges on deposits             $4,049                   $4,165
Other service charges,
 commissions & fees                      1,683                    1,603
Other income                               102                      311
    Total noninterest income            $5,834                   $6,079
                                        ======                   ======

     Total noninterest income for the nine months ended September 30, 1999 was $245,000 lower than during the same period in 1998.


     Following is an analysis of noninterest expense for the nine months ended September, 1999 and 1998 (dollars in thousands).


                                                 Nine Months Ended
                                                 -----------------
                                  September 30, 1999         September 30, 1998
                                  ------------------         ------------------

Salaries and employee benefits            $11,625                   $11,745
Occupancy and equipment expense             3,148                     3,197
Deposit Insurance Premium                     208                       178
Data processing fees                          495                       504
Other expense                               5,548                     6,078
                                          -------                   -------
Total noninterest expense                 $21,024                   $21,702
                                          =======                   =======

     Total noninterest expense for the nine months ended September 30, 1999 was $678,000 lower than during the same period in 1998.

     Salaries and employee benefits for the nine months ended September 30, 1999, were $120,000 lower than during the same period in 1998.

     Deposit insurance premiums for the nine months ended September 30, 1999 was $30,000 higher than during the same period in 1998.

     Data processing fees for the nine months ended September 30, 1999 were $9,000 lower than during the same period in 1998. Other operating expense for the nine months ended September 30, 1999 decreased $530,000 as compared to the same period in 1998.


     Following is a condensed summary of net income during the nine months ended September 30, 1999 and 1998 (dollars in thousands).


                                              Nine Months Ended
                                              -----------------
                                September 30, 1999       September 30, 1998
                                ------------------       ------------------

Net interest income                  $26,433                  $24,922
Provision for loan losses              1,563                    4,139
Other income                           5,834                    6,079
Other expense                         21,024                   21,702
    Income before income
      taxes                            9,680                    5,160
Applicable income taxes                3,285                    1,805
                                     -------                  -------
 Net income                          $ 6,395                  $ 3,355
                                     =======                  =======

     Net income increased $3,040,000 or 90.61% to $6,395,000 for the nine months ended September 30, 1999 as compared to $3,355,000 for the nine months ended September 30, 1998. Net interest income of ABC and its subsidiaries increased $1,511,000, the provision for loan losses decreased by $2,576,000 and all other noninterest expense decreased by $678,000.

                         Comparison of Balance Sheets

     Total assets increased by $26.4 million, or 3.64%, to $751.4 million at September 30, 1999 from $724.95 million at December 31, 1998.

     Total earning assets increased by $36.4 million, or 5.6%, to $686.9 million at September 30, 1999 from $650.51 million at December 31, 1998.

     Total loans, net of the allowance for loan losses, increased by $47.3 million, or 10.13%, to $514.3 million at September 30, 1999 from $467 million at December 31, 1998.

     Total deposits decreased by $25.1 million, or 3.97%, to $608.2 million at September 30, 1999 from $633.33 million at December 31, 1998. Approximately 14.16% and 15.78% of deposits were noninterest-bearing as of September 30, 1999 and December 31, 1998, respectively.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would decrease 3.03% if rates rise gradually over the next year. On the other hand, the model projects net interest income to increase .65% if rates decline over the next year.

Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Securities Holders

          There were no matters submitted to a vote of securities holders during the quarter ended September 30, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          There were no exhibits and reports filed on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP


      11/5/99              /s/ W. EDWIN LANE, JR.
----------------------     --------------------------------------
        DATE               W. EDWIN LANE, JR.
                           EXECUTIVE VICE PRESIDENT &
                           CHIEF FINANCIAL OFFICER
                           (Duly authorized officer and principal
                           financial/accounting officer)