Form 10-K405
period 1999-12-31
ABC BANCORP
filed 2000-03-29
CIK 351569

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1999

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

                      Common Stock, Par Value $1 Per Share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2000, registrant had outstanding 8,588,867 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $75,446,000.

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

                    ABC provides, through its commercial bank subsidiaries described below (sometimes hereinafter referred to as the "Banks"), banking services to individuals and businesses in southwestern and southcentral Georgia and southeastern Alabama. ABC's executive office is located at 310 First Street, S.E., Moultrie, Georgia 31768, and its telephone number is (912) 890-1111. As a registered bank holding company, ABC is subject to the applicable provisions of the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act, as well as to supervision by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the State of Georgia Department of Banking and Finance.

                    ABC's primary business as a bank holding company is to manage the business and affairs of the Banks. The Banks provide a broad range of retail and commercial banking services to its customers, including checking, savings, NOW and money market accounts and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles, credit cards; letters of credit; trust services; discount brokerage services through a correspondent bank; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers and automated teller machines. ABC maintains a diversified loan portfolio and makes no foreign or energy-related loans.

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

                    As a bank holding company, ABC performs central data processing functions, purchasing functions and other common functions and provides certain management services for its subsidiaries. Normal banking services are conducted by the Banks.

SUBSIDIARY BANKS

                  Following is a list of the Banks, the market areas served by the Banks and the estimated relative size of the Banks as compared with their major competitors.


                                                                                       ESTIMATED RELATIVE SIZE
             SUBSIDIARY BANK                       PRINCIPAL MARKET AREA                  AMONG COMPETITORS
------------------------------------------- ------------------------------------ ------------------------------------
American Banking Company                    Moultrie and Colquitt County,        Second largest of three banks in
                                            Georgia                              Colquitt County, Georgia

Heritage Community Bank                     Quitman and Brooks County, Georgia   Second largest of four banks in
                                                                                 Brooks County, Georgia

Bank of Thomas County                       Coolidge, Thomasville and Thomas     Fifth largest of eight banks in
                                            County, Georgia                      Thomas County, Georgia

Citizens Security Bank                      Tifton and Tift County, Ocilla and   Third largest of six banks in Tift
                                            Irwin County, Douglas and Coffee     County, Georgia
                                            County, Georgia

Cairo Banking Company                       Cairo and Grady County, Meigs and    Second largest of five banks in
                                            Thomas County, Georgia               Grady County, Georgia

Southland Bank                              Dothan, Abbeville, Clayton,          Fifth largest of eleven banks in
                                            Eufaula and Headland, Alabama        Houston County, Alabama

Central Bank & Trust                        Cordele and Crisp County, Georgia    Third largest of six banks in
                                                                                 Crisp County, Georgia

First National Bank of South Georgia        Albany and Dougherty County,         Fifth largest of eight banks in
                                            Georgia and Lee County, Georgia      Dougherty County, Georgia

Merchants & Farmers Bank                    Donalsonville and Seminole County,   Smallest of three banks in
                                            Georgia                              Seminole County, Georgia


                  All of the Banks offer traditional loan and deposit services discussed elsewhere in this Annual Report on Form 10-K. Only American Banking Company provides trust services directly to its customers and to the customers of the other subsidiary banks. All of the Banks maintain correspondent relationships with other commercial banks and the Federal Home Loan Bank of Atlanta. As compensation for services provided by the correspondent banks, the Banks maintain certain balances in noninterest-bearing accounts with those banks. The principal correspondent bank for all of the Banks is SunTrust Bank in Atlanta, Georgia.

MARKET AREA AND COMPETITION

                    ABC's market area is located in South Georgia and Southeastern Alabama. The Banks' main offices and larger branches are located in the southern Georgia cities of Albany, Cairo, Cordele, Douglas, Donalsonville, Moultrie, Ocilla, Quitman, Thomasville and Tifton, and the southern Alabama cities of Abbeville, Clayton, Dothan, Eufaula and Headland. The Banks have a total of 27 offices located in either the cities or counties in which the main offices are located or in nearby cities.

                    ABC's banking facilities are located in communities whose economies are based primarily on agriculture, manufacturing and light industry. Textiles, meat processing and aluminum processing are among the leading manufacturing industries in ABC's market area.

                    The banking industry in Georgia and Alabama is highly competitive. In recent years, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Each of the Banks faces strong competition in attracting deposits and making loans. Their most direct competition for deposits comes from other commercial banks, thrift institutions, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in the Banks' competition for deposits.

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

                    The lending officers at each bank have authority to make loans only in the county in which the Bank is located and its contiguous counties. ABC's lending policy requires analysis of the borrower's projected cash flow and ability to service the debt. For agricultural loans, which constitute a significant portion of ABC's consolidated loan portfolio, the lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower's updated cash flow projections. Under ABC's ongoing loan review program, all loans are subject to sampling and objective review by an assigned loan reviewer who is independent of the originating loan officer.

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

                    AGRICULTURAL LOANS. ABC's agricultural loans are made for crop production expenses or to finance the purchase of farm-related equipment. Agricultural loans typically involve seasonal fluctuations in amounts. Although ABC typically looks to an agricultural borrower's cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance or a mortgage on real estate. In addition, a portion of ABC's agricultural loans are guaranteed by the FmHA Guaranteed Loan Program.

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


TRUST SERVICES

                    ABC provides personal trust services to its customers through American Bank.

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

INVESTMENT ACTIVITIES

                    ABC's investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, the Banks may invest in federal, state and municipal obligations, public housing authority bonds, industrial development revenue bonds and Government National Mortgage Association ("GNMA") securities. The Banks' investments must satisfy certain investment quality criteria. The Bank's investments must be rated at least "BAA" by either Moody's or Standard and Poor's. Securities rated below "A" are periodically reviewed for creditworthiness. The Banks may purchase non-rated municipal bonds only if the issuer of such bonds is located in a Bank's general market area and such bonds are determined by the purchasing Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the purchasing Bank's market area and if the bonds are considered to possess a high degree of credit soundness. The Banks typically have not purchased a significant amount of GNMA securities, which normally have higher yields than the Banks' other investments.

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

PROPERTIES

                    The table below sets forth the location, size and other information with respect to ABC's real properties. All properties are owned by ABC or the Banks and are unencumbered.

                                                                                APPROXIMATE
                                                                                   SQUARE
                 OFFICES                                      USED BY              FOOTAGE
------------------------------------------------    -----------------------   -----------------
310 First Street, S.E., Moultrie, GA                ABC                                  7,000
24 Second Avenue, S. E., Moultrie, GA               ABC and American Bank               15,500
225 South Main Street, Moultrie, GA                 American Bank                        9,000
1707 First Avenue, S.E., Moultrie, GA               American Bank                        5,500
137 Broad Street, Doerun, GA                        American Bank                        3,860
1000 West Screven Street, Quitman, GA               Heritage Bank                       11,530
Eastern Brooks County, GA                           Heritage Bank                        1,100
529 Pine Avenue, Coolidge, GA                       Thomas Bank                          4,000
111 E. Eighth Street, Tifton, GA                    Security Bank                       11,700
804 W. Second Street, Tifton, GA                    Security Bank                        2,000
301 South Irwin Avenue, Ocilla, GA                  Security Bank                       10,000
100 South Pearle Avenue, Douglas, GA                Security Bank                        3,100
201 South Broad Street, Cairo, GA                   Cairo Bank                          10,000
Hwy. 84 Drive-in, Cairo, GA                         Cairo Bank                           1,000
12 East Depot Street, Meigs, GA                     Cairo Bank                           2,700
2484 East Pinetree Boulevard, Thomasville, GA       Thomas Bank                          4,800
3299 Ross Clark Circle, Dothan, AL                  Southland Bank                      21,918
1817 S. Oates St., Dothan, AL                       Southland Bank                       2,500
204 Kirkland St., Abbeville, AL                     Southland Bank                       5,300
33 Eufaula St., Clayton, AL                         Southland Bank                       4,500
1094 S. Eufaula Ave., Eufaula, AL                   Southland Bank                       2,240
208 Main St., Headland, AL                          Southland Bank                       2,037
502 Second Street South, Cordele, GA                Central Bank                         5,800
1302 Sixteenth Avenue East, Cordele, GA             Central Bank                           300
2627 Dawson Road, Albany, GA                        First National Bank                  8,750
1607 U. S. Highway 19 South, Leesburg, GA           First National Bank                  7,000
109 W. Third St., Donalsonville, GA                 M & F Bank                           8,800
Hwy 374 and 253, Donalsonville, GA                  M & F Bank                             840

EMPLOYEES

                    At December 31, 1999, ABC and its subsidiaries employed 376 full-time employees and 42 part-time employees. ABC considers its relationship with its employees to be excellent.

                    ABC has adopted two retirement plans for its employees, the ABC Bancorp 401(k) Profit Sharing Plan and the ABC Bancorp Money Purchase Pension Plan. These plans provide both deferral of compensation by the employees and matching contributions by the Company. ABC and the banks made contributions for all eligible employees in 1999. ABC also maintains a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia and southeast Alabama. ABC's employees are not represented by any collective bargaining group.

                           SUPERVISION AND REGULATION

GENERAL

                    As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board (the "FRB") and the Georgia Department of Banking and Finance (the "DBF"). The Banks are subject to supervision and examination by applicable state and Federal banking agencies, including the FRB, the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the DBF and the State of Alabama Department of Banking. The Banks are also subject to various requirements and restrictions under Federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

                    The Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the FRB before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, until recently, a bank holding company has generally been prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities.

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

THE GLB ACT

                    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"), which significantly changed the regulatory structure and oversight of ABC and its subsidiaries. The GLB Act revises the Bank Holding Company Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, permitting a qualifying holding company, called a "financial holding company", to engage in a full range of financial activities, including banking, insurance and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies by allowing bank holding companies to engage in activities such as securities underwriting and the underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or nonfinancial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" rating under the CRA. See "--Community Reinvestment Act."

                    The GLB Act also reforms the regulatory framework of the financial services industry. Under the GLB Act, financial holding companies are subject to primary supervision by the FRB, while current federal and state regulators of financial holding company regulated subsidiaries such as insurers, broker-dealers, investment companies and banks generally retain their jurisdiction and authority. In order to implement its underlying purposes, the GLB Act preempts state laws that restrict the establishment of financial affiliations authorized or permitted under the GLB Act, subject to specified exceptions for state insurance regulators. The GLB Act also removes the current blanket exemption for banks from the broker-dealer registration requirements under the Securities Exchange Act of 1934, as amended, amends the Investment Company Act of 1940, as amended, with respect to bank common trust fund and mutual fund activities, and amends the Investment Advisers Act of 1940, as amended, to require registration of banks that act as investment advisers to mutual funds.

                    The provisions of the GLB Act relating to financial holding companies will become effective 120 days after its enactment, or about March 15, 2000, excluding the federal preemption provisions, which became effective on the date of enactment. In January 2000, the FRB and the OCC each issued interim and proposed rules governing the application process for becoming a financial holding company or subsidiary of a financial holding company. Additional regulations are expected from the FRB and the OCC during the year 2000 for the implementation of the GLB Act.

PAYMENT OF DIVIDENDS AND OTHER RESTRICTIONS

                    ABC is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations under federal and state law on the extent to which ABC's subsidiaries can pay dividends or otherwise supply funds to ABC.

                    The principal source of ABC's cash revenues is dividends from its subsidiaries and there are certain limitations under federal and state laws on the payment of dividends by such subsidiaries. The prior approval of the FRB or the applicable state commissioner, as the case may be, is required if the total of all dividends declared by any state member bank of the Federal Reserve System in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include ABC and the Banks, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

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

                    Retained earnings of the Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $7 million as of December 31, 1999.

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

                    The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be qualified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimum interest rate risk would be exempt from the rule unless otherwise determined by the OCC. ABC has not determined what effect, if any, the OCC's proposed interest rate risk component would have on ABC's national bank subsidiary's capital if adopted as proposed.

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

FDIC INSURANCE ASSESSMENTS

                    The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"), which as of December 31, 1999, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment.

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

                    A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". As of December 31, 1999, all of the Banks had a CRA rating of satisfactory or better.

                    On April 19, 1995, the four Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the CRA, which are intended to set distinct assessment standards for financial institutions. The revised regulations contains three evaluation tests: (i) a lending test, which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals;
(ii) a services test, which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures were scheduled to begin for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. Congress and various Federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Nearly all of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

OTHER REGULATORY ACTION

                    On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Act"), which amended Federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and to permit any interstate bank holding company to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or, alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Act.

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

                    In February 1996, Georgia adopted the "Georgia Interstate Branching Act," which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branch banks.

MONETARY POLICY

                    The earnings of ABC are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

                    The FRB has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the FRB include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The FRB also conducts open market transactions in United States government securities.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                    No matters were submitted to a vote of ABC's shareholders during the fourth quarter of 1999.


ITEM 4.5   EXECUTIVE OFFICERS

                    The following table sets forth certain information with respect to the executive officers of ABC.

          NAME, AGE AND                   POSITION WITH THE                PRINCIPAL OCCUPATION FOR THE LAST FIVE YEARS
         TERM AS OFFICER                     REGISTRANT                               AND OTHER DIRECTORSHIPS
----------------------------------    --------------------------    -----------------------------------------------------------
Kenneth J. Hunnicutt; 63;             President, Chief              Chief  Executive  Officer  of ABC  Bancorp  since 1994 and
   Officer since 1981                 Executive Officer and         President  since  1981.  Mr.  Hunnicutt  served  as Senior
                                      Director                      President of American Bank from 1989 to 1991 and as President of American Bank from 1975 to 1989 and currently serves as a director of each of the banks.

Mark D. Thomas; 46:                   Executive Vice President,     Executive  Vice President and Chief  Operating  Officer of
Officer since July 20, 1999           Chief Operating Officer       ABC  Bancorp  since July 20,  1999 and a director  thereof
                                      and Director                  since  July  20,  1999.   Mr.  Thomas  served  in  various
                                                                    capacities,  including  Senior  Vice  President  and State
                                                                    Consumer Banking Executive for Tennessee,  for First Union
                                                                    National Bank from September 1977 through July 1999.


W. Edwin Lane, Jr; 45:                Executive Vice President      Executive  Vice President and Chief  Financial  Officer of
   Officer since January 1, 1995      and Chief Financial           ABC  Bancorp  since  January 1, 1995.  Mr.  Lane served as
                                      Officer                       Controller  of First  Liberty  Bank,  Macon,  Georgia from
                                                                    August 1992 to  December  1994.  Mr.  Lane was  associated with  Mauldin &  Jenkins,  Certified  Public  Accountants, from 1985 to 1992,  where he  served  as an audit  manager from 1989 to 1992.

           Officers serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

(a) The following table sets forth: (a) the high and low bid prices for the common stock as quoted on Nasdaq-NMS during 1999 and 1998; and
           (b) the amount of quarterly dividends declared on the common stock during the periods indicated.


                CALENDAR PERIOD                BID PRICES           CASH
           -----------------------        ---------------------   DIVIDENDS
                     1999                   HIGH         LOW       DECLARED
           -----------------------        ---------   ---------    ---------
           FIRST QUARTER                  $ 10.828     $ 9.797       $ .083
           SECOND QUARTER                   12.500      10.109         .083
           THIRD QUARTER                    11.766      10.672         .083
           FOURTH QUARTER                   12.125      10.250          .10

                CALENDAR PERIOD                BID PRICES           CASH
           -----------------------        ---------------------   DIVIDENDS
                     1998                   HIGH         LOW       DECLARED
           -----------------------        ---------   ---------    ---------
           First quarter                   $ 16.978      $13.750     $ .083
           Second quarter                    15.104       13.125       .083
           Third quarter                     13.645        9.583       .083
           Fourth quarter                    11.041       10.000       .083

(b) As of March 1, 2000, there were approximately 1,525 holders of record of the Common Stock, excluding individuals in security position listings.

(c) ABC paid an annual dividend on its common stock of $.35 and $.33 per share for fiscal years 1999 and 1998, respectively.

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

                                                                          YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------------
                                                      1999            1998           1997            1996           1995
                                             -----------------    ------------   ------------    ------------   ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             ----------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA:
   Total assets                              $        789,460     $     724,946  $     691,886   $     673,162  $    531,243
   Total loans                                        530,225           477,194        490,244         452,844       319,471
   Total deposits                                     640,658           633,325        600,711         577,905       466,317
   Investment securities                              143,538           154,546        123,219         135,266       101,695
   Shareholders' equity                                76,016            71,834         68,153          62,970        51,955

SELECTED INCOME STATEMENT DATA:
   Interest income                           $         59,781     $      59,894  $      58,649   $      50,586  $     40,951
   Interest expense                                    24,400            26,444         25,950          22,324        17,367
                                             -----------------    -------------- --------------  -------------- -------------
   Net interest income                                 35,381            33,450         32,699          28,262        23,584

   Provision for loan losses                            2,154             5,505          2,731           1,919         1,241
Other income                                            7,962             9,699          7,736           6,532         4,904
Other expenses                                         27,942            27,996         27,139          22,878        18,127
                                             -----------------    -------------- --------------  -------------- -------------
   Income before tax                                   13,247             9,648         10,565           9,997         9,120
   Income tax expense                                   4,291             2,735          3,119           2,839         2,752
                                             -----------------    -------------- --------------  -------------- -------------
      Net income                             $          8,956     $       6,913  $       7,446   $       7,158  $      6,368
                                             =================    ============== ==============  ============== =============

PER SHARE DATA:
   Net income - basic                        $           1.03     $        0.79  $        0.86   $        0.84  $       0.79
   Net income - diluted                                  1.03              0.79           0.85            0.84          0.79
   Book value                                            8.71              8.29           7.83            7.24          6.47
   Tangible book value                                   7.84              7.32           6.77            6.41          6.17
   Dividends                                             0.35              0.33           0.32            0.27          0.23

PROFITABILITY RATIOS:
   Net income to average total assets                    1.23 %            0.99 %         1.10 %          1.21 %        1.34 %
   Net income to average stockholders'                  11.93             10.07          11.35           12.19         13.01
   equity
   Net interest margin                                   5.39              5.25           5.36            5.24          5.43

                                                                            YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                       1999            1998           1997           1996           1995
                                                    -----------   ------------   ------------   ------------   ------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    -------------------------------------------------------------------------
LOAN QUALITY RATIOS:
   Net charge-offs to total loans                         0.46 %          0.62 %        0.48 %          0.39 %         0.16 %
   Reserve for loan losses to total loans
      and OREO                                            1.86            2.13          1.55            1.60           1.84
   Nonperforming assets to total loans
      and OREO                                            1.15            1.99          2.41            1.39           1.08
   Reserve for loan losses to
      nonperforming loans                               178.26          116.25         75.86          135.34         215.91
   Reserve for loan losses to total
      nonperforming assets                              162.59          107.25         64.38          115.59         170.68

LIQUIDITY RATIOS:
   Loans to total deposits                               82.76 %         75.35 %       81.61 %         78.36 %        68.51 %
   Loans to average earnings assets                      79.57           74.85         80.45           84.04          73.53
   Noninterest-bearing deposits to
      total deposits                                     16.12           15.78         15.00           15.06          17.56
CAPITAL ADEQUACY RATIOS:
   Common stockholders' equity to
      total assets                                        9.63 %          9.91 %        9.85 %          9.35 %         9.78 %
    Total stockholders' equity to total assets            9.63            9.91          9.85            9.35           9.78
    Dividend payout ratio                                33.98           42.11         36.89           31.68          29.47

SELECTED QUARTERLY FINANCIAL DATA:

                                                                               QUARTERS ENDED DECEMBER 31, 1999
                                                                   ----------------------------------------------------------
                                                                         4              3              2              1
                                                                   -------------  -------------  -------------  -------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                   ----------------------------------------------------------
SELECTED INCOME STATEMENT DATA:

   Interest income                                                 $     15,499   $     15,157   $     14,594   $     14,531

   Net interest income                                                    8,948          9,007          8,806          8,620

   Net income                                                             2,561          2,142          2,119          2,134

PER SHARE DATA:

   Net income - basic                                                      0.29           0.25           0.24           0.25

   Net income - diluted                                                    0.29           0.25           0.24           0.25

   Dividends                                                               0.10          0.083          0.083          0.083


                                                                               QUARTERS ENDED DECEMBER 31, 1998
                                                                   ----------------------------------------------------------
                                                                         4              3              2              1
                                                                   -------------  -------------  -------------  -------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                   ----------------------------------------------------------

SELECTED INCOME STATEMENT DATA:

   Interest income                                                 $     15,024   $     15,268   $     14,880   $     14,722

   Net interest income                                                    8,528          8,517          8,254          8,151

   Net income                                                             3,558          1,502          1,619            234

PER SHARE DATA:

   Net income - basic                                                      0.41           0.17           0.19           0.02

   Net income - diluted                                                    0.41           0.17           0.19           0.02

   Dividends                                                              0.083          0.083          0.083          0.083

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

                    ABC's 1999 Annual Report contains forward-looking statements in addition to historical information. ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated result will be realized.

                    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, ABC is required to note the variety of factors that could cause ABC's actual results and experience to differ materially from the anticipated results or other expectations expressed in ABC's forward-looking statements. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in ABC's markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by ABC, state and federal banking regulations; changes in or application of environmental and other laws and regulations to which ABC is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in ABC's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K. The words "believe", "expect", "anticipate", "project", and similar expressions signify such forward-looking statements.

           Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of ABC. Any such statement speaks only as of the date the statement was made. ABC undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the ABC's current and subsequent filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

                    The net interest margin increased five basis points to 5.39% in 1999 as compared to 5.34% in 1998. This increase in net interest margin resulted from a decrease of 43 basis points in average yield earned on interest-earning assets accompanied by a decrease of 54 basis points in average rate paid on interest-bearing liabilities. Because declining interest rates had a greater impact on interest paid on interest-bearing liabilities than they had on yield on interest-earning assets, ABC actually increased its interest rate spread by eleven basis points to 4.71% in 1999 as compared to 4.60% in 1998. Net interest income on a taxable-equivalent basis was $35,940,000 in 1999 as compared to $34,063,000 in 1998, representing an increase of $1,877,000 or 5.51%. Net interest income on a taxable-equivalent basis was $34,063,000 in 1998 as compared to $33,320,000 in 1997, representing an increase of $743,000 or 2.23%. Net interest margin decreased 13 basis points or 2.38% to 5.34% in 1998 from 5.47% in 1997 on an increase of 4.59% in average interest-earning assets and an increase of 2.90% in average interest-bearing liabilities. Interest earned on average interest-earning assets decreased 23 basis points to 9.49% in 1998 as compared to 9.72% in 1997, while interest paid on interest-bearing liabilities decreased six basis points to 4.89% in 1998 as compared to 4.94% in 1997.

                    Average interest-earning assets increased $28,876,000 or 4.53% to $666,377,000 in 1999 from $637,501,000 in 1998. Average loans increased
$10,520,000; average investments, including interest-bearing deposits in banks, increased $19,361,000; and average federal funds sold decreased $1,005,000. The increase in average interest-earning assets was funded by an increase in average deposits of $6,288,000 or 1.04% to $613,327,000 in 1999 from $607,039,000 in
1998. By comparison, average interest-earning assets increased $28,001,000 or 4.59% to $637,501,000 in 1998 from $609,500,000 in 1997. The increase in average interest-earning assets in 1998 was funded by an increase in average deposits of $31,060,000, or 5.39%. In 1999 and 1998, approximately 15% and 14%, respectively, of the average deposits were noninterest-bearing deposits.

                    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention. ABC segregates its loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, ABC further segregates its loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required. In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the markets where the subsidiary banks operate. Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

                    The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $2,154,000 in 1999, $5,505,000 in 1998 and $2,731,000 in 1997. The
increase in the provision for loan losses of $2,774,000, or 101.57%, in 1998 as compared to 1997 was required to replenish the allowance for loan losses for approximately $3,000,000 of net charge-offs in 1998 and to cover potential losses in the loan portfolio resulting from the deterioration in the financial condition of certain borrowers. Due to adverse economic conditions in early 1998, it became apparent that several agriculturally related loans and commercial business loans were not performing according to the loan agreements. Management intensified its efforts to identify those nonperforming loans, to charge off loans which were considered in the loss category and to adequately reserve for other loans determined to be at risk. During 1999 net loan charge-offs decreased $489,000, or 16.63%, to $2,451,000 as compared to $2,940,000 in 1998. Due to the improvement in the quality of the loan portfolio, which resulted from management's efforts at resolving problem loan situations, management determined that the provision for loan losses in 1999 could be significantly reduced from the provision recorded in 1998. During 1999, average loans increased $10,520,000, or 2.12%, over 1998 as compared to an increase in average loans of $20,374,000, or 4.29%, in 1998 as compared to 1997. The allowance for loan losses decreased $297,000, or 2.91%, to $9,895,000 at December 31, 1999 from $10,192,000 at December 31, 1998. Net charge-offs represented 113.79% of the provision for loan losses in 1999 as compared to 53.41% in 1998. Net loan charge-offs for 1999 represented .48% of average loans outstanding during the year as compared to .59% for 1998 and .50% for 1997. At December 31, 1999, the allowance for loan losses was 1.87% of total loans outstanding as compared to an allowance for loan losses of 2.14% of total loans outstanding at December 31, 1998 and 1.56% of total loans outstanding at December 31, 1997. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the consolidated loan portfolio.

                    Average total assets increased $29,869,000 or 4.27% to $729,963,000 in 1999 as compared to $700,094,000 in 1998. The increase in average total assets was accompanied by an increase in average deposits of $6,288,000 or 1.04% and an increase of average borrowings of $19,678,000. Average total assets increased $23,513,000 or 3.48% to $700,094,000 in 1998 as compared to $676,581,000 in 1997. The increase in average total assets was accompanied by an increase in average total deposits of $31,060,000 or 5.39% to $607,039,000 in 1998 from $575,979,000 in 1997.


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

                    The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would decrease 1.93% if rates rise gradually over the next year. On the other hand, the model projects net interest income to increase .58% if rates decline over the next year.

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

                                                                   YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------------------------------------
                                           1999                             1998                             1997
                               ------------------------------  -------------------------------- -------------------------------
                                          INTEREST   AVERAGE                INTEREST  AVERAGE              INTEREST    AVERAGE
                                AVERAGE    INCOME/   YIELD/      AVERAGE    INCOME/    YIELD/    AVERAGE    INCOME/    YIELD/
                                BALANCE    EXPENSE   RATE        BALANCE    EXPENSE   RATE       BALANCE    EXPENSE    RATE
                                                      PAID                              PAID                            PAID
                               ---------- ---------- --------  ------------ --------- --------- ---------- ----------  --------
                                                                   (DOLLARS IN THOUSANDS)
                               ------------------------------------------------------------------------------------------------
ASSETS
   Interest-earning assets:
      Loans, net of unearned
        interest               $  505,941 $   50,603 10.00 %   $    495,421 $ 51,584  10.41 %   $  475,047 $  50,502   10.63 %
   Investment securities:
      Taxable                     124,140      7,278  5.86           97,747    5,990   6.13        104,161     6,511    6.25
      Nontaxable                   21,456      1,645  7.67           22,946    1,803   7.86         22,872     1,826    7.98
   Interest-bearing deposits
          in banks                 14,840        814  5.49           20,382    1,077   5.28          3,964       232    5.85
   Federal funds sold                  -          -      -            1,005       53   5.27          3,456       199    5.76
                               ----------  ----------           ------------ ---------           ---------- ----------
          Total
              interest-earning
              assets             666,377     60,340  9.06          637,501   60,507   9.49        609,500    59,270    9.72
                               ---------- ----------           ------------ ---------           ---------- ----------

   Noninterest-earning assets:
   Cash                            26,391                            23,802                         28,620
   Allowance for loan losses    (10,124)                           (9,933)                        (7,458)
   Unrealized gain (loss) on
      available for sale
      securities                      252                               406                         (121)
   Other assets                    47,067                            48,318                         46,040
                               ----------                      ------------                     ----------
        Total
           noninterest-earning
            assets                 63,586                            62,593                         67,081
                               ----------                      ------------                     ----------

        Total assets           $  729,963                      $    700,094                     $  676,581
                               ==========                      ============                     ==========

                                                                  YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------------------------
                                           1999                            1998                             1997
                               -----------------------------  -------------------------------- -------------------------------
                                          INTEREST  AVERAGE               INTEREST   AVERAGE              INTEREST   AVERAGE
                                AVERAGE   INCOME/   YIELD/     AVERAGE    INCOME/     YIELD/    AVERAGE    INCOME/    YIELD/
                                BALANCE   EXPENSE   RATE       BALANCE    EXPENSE    RATE       BALANCE    EXPENSE   RATE
                                                     PAID                              PAID                            PAID
                               ---------- --------- --------  ---------- ----------- --------- ---------- ---------- ---------
                                                                   (DOLLARS IN THOUSANDS)
                               -----------------------------------------------------------------------------------------------
  LIABILITIES AND
     STOCKHOLDERS' EQUITY

   Interest-bearing
   liabilities:
   Savings and
   interest-bearing
      demand deposits          $ 190,745  $  4,904   2.57 %   $ 174,443  $    5,439    3.12 %  $ 166,877  $   5,089    3.05 %
   Time deposits                 333,257    17,520   5.26       348,826      19,971    5.73      330,621     19,139    5.79
   Other short-term borrowings     4,663       237   5.08           835          41    4.91        2,804        154    5.49
   Other borrowings               32,344     1,739   5.38        16,494         993    6.02       25,080      1,568    6.25
                               ---------- ---------           ---------- -----------           ---------- ----------
      Total interest-bearing
           liabilities           561,009    24,400   4.35       540,598      26,444    4.89      525,382     25,950    4.94
                               ---------- ---------           ---------- -----------           ---------- ----------

   Noninterest-bearing
   liabilities and
   stockholders' equity:
   Demand deposits                89,325                         83,770                           78,481
   Other liabilities               4,540                          7,068                            7,118
   Stockholders' equity           75,089                         68,658                           65,600
                               ----------                     ----------                       ----------
      Total
          noninterest-bearing
          liabilities and
          stockholders' equity   168,954                        159,496                          151,199
                               ----------                     ----------                       ----------

      Total liabilities and
          stockholders' equity $ 729,963                      $ 700,094                        $ 676,581
                               ==========                     ==========                       ==========

Interest rate spread                                 4.71 %                            4.60 %                          4.78 %
                                                    ========                         =========                       =========

Net interest income                       $ 35,940                       $   34,063                       $  33,320
                                          =========                      ===========                      ==========

Net interest margin                                  5.39 %                            5.34 %                          5.47 %
                                                    ========                         =========                       =========

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

                                                                         YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------------
                                                         1999 VS. 1998                            1998 VS. 1997
                                            ---------------------------------------- -----------------------------------------
                                             INCREASE          CHANGES DUE TO          INCREASE          CHANGES DUE TO
                                                          --------------------------               ---------------------------
                                            (DECREASE)        RATE         VOLUME     (DECREASE)        RATE         VOLUME
                                            ------------  ------------  ------------ ------------- ------------- -------------
                                                                         (DOLLARS IN THOUSANDS)
                                            ----------------------------------------------------------------------------------
Increase (decrease) in:
   Income from earning assets:
      Interest and fees on loans            $     (981)   $   (2,076)   $      1,095 $       1,082 $    (1,084)  $       2,166
   Interest on securities:
      Taxable                                      1,288        (329)          1,617        (521)         (120)         (401)
      Nontaxable                                  (158)          (41)         (117)          (23)          (29)             6
   Interest-bearing deposits in banks             (263)            30         (293)            845        (116)            961
   Interest on Federal funds                       (53)             -          (53)         (146)           (5)         (141)
                                            ------------  ------------  ------------ ------------- ------------- -------------
      Total interest income                       (167)       (2,416)          2,249         1,237      (1,354)          2,591
                                            ------------  ------------  ------------ ------------- ------------- -------------

Expense from interest-bearing liabilities:
   Interest on savings and interest-
      bearing demand deposits                     (535)       (1,043)            508           350           119           231
   Interest on time deposits                    (2,451)       (1,560)         (891)            832        (222)          1,054
   Interest on short-term borrowings                 196            8            188        (113)           (5)           (108)
   Interest on other borrowings                      746        (208)            954        (575)          (38)           (537)
                                            ------------  ------------  ------------ ------------- ------------- -------------
      Total interest expense                      (2,044)     (2,803)            759         494          (146)            640
                                            ------------  ------------  ------------ ------------- ------------- -------------

      Net interest income                   $      1,877  $        387  $      1,490 $       743   $    (1,208)    $     1,951
                                            ============  ============  ============ ============= ============= =============

NONINTEREST INCOME

                  Service charges on deposit accounts decreased $24,000 or .42% to $5,696,000 in 1999 as compared to $5,720,000 in 1998 on an increase in average deposits of $6,288,000 or 1.04% to $613,327,000 in 1999 from
$607,039,000 in 1998. The decrease in service charges on deposit accounts is attributable to the introduction of new products to meet increased competition in the Company's market areas. Certain of these products reduced service charge income. For example, overdraft protection extended to customers reduces the amount of income generated from insufficient check charges or overdraft charges. A portion of this decrease in other income is offset by increase in interest and fees on loans. Service charges on deposit accounts increased $211,000 or 3.83% to $5,720,000 in 1998 as compared to $5,509,000 in 1997 on an increase in average deposits of $31,060,000 or 5.39% to $607,039,000 in 1998 as compared to $575,979,000 in 1997. Origination fees on mortgage loans decreased $95,000 or 10.76% to $788,000 in 1999 as compared to $883,000 in 1998. This decrease is attributable to the decrease in mortgage lending activities resulting from an increase in interest rates on mortgage loans during 1999. In comparison, origination fees on mortgage loans increased significantly in 1998 over 1997 due to the increase in mortgage lending activities. During 1998, origination fees on mortgages loans increased $438,000 or 98.43% to $883,000 as compared to $445,000 in 1997. In 1998, ABC recognized nontaxable income of $1,200,000 in life insurance benefits upon the death of a former officer and director of a subsidiary bank. This nonrecurring transaction represented 12.37% of total noninterest income in 1998 and 17.36% of consolidated net income for 1998. All other noninterest income decreased $418,000 to $1,478,000 in 1999 as compared to $1,896,000 in 1998. The principal items contributing to the decrease in other income were: decrease of $112,000 in dividend income from the Federal Home Loan Bank, decrease of $143,000 in net gains and losses on sale of fixed assets and other real estate, and decrease of $68,000 in gain on sale of loans.
                  Following is a comparison of noninterest income for 1999, 1998 and 1997.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------------
                                                                              1999              1998              1997
                                                                        ---------------   ---------------   ---------------
                                                                                      (DOLLARS IN THOUSANDS)
                                                                        ---------------------------------------------------

               Service charges on deposit accounts                      $        5,696    $        5,720    $        5,509
               Mortgage origination fees                                           788               883               445
               Other service charges, commissions and fees                         423               506               474
               Nontaxable life insurance benefits                                    -             1,200                 -
               Other income                                                      1,055             1,390             1,308
                                                                        ---------------   ---------------   ---------------
                                                                        $        7,962    $        9,699    $        7,736
                                                                        ===============   ===============   ===============

NONINTEREST EXPENSE

                  Salaries and employee benefits increased $861,000, or 6.14%, to $14,886,000 in 1999 from $14,025,000 in 1998. This increase was attributable to an increase of 14 full-time employees and five part-time employees during 1999 and to normal increases in salaries and employee benefits. Salaries and employee benefits increased $283,000, or 2.06, to $14,025,000 in 1998 from $13,742,000 in 1997. Although individual salaries and employee benefits increased during 1998, the moderate increase in total salaries and employee benefits was achieved by a reduction of total personnel employed during the year of approximately 3%.

                  Equipment and occupancy expense decreased $129,000, or 2.99%, to $4,191,000 in 1999 as compared to $4,320,000 in 1998. This decrease in expense was attributable primarily to a decrease of $155,000 in depreciation expense. Equipment and occupancy expense increased $362,000, or 9.15%, in 1998 as compared to 1997. Approximately 40% of that increase was attributable to an increase of $143,000 in depreciation expense in 1998 as compared to 1997. The remainder of the increase was attributable to increased rentals of office space and equipment, and general increases in utilities, property taxes and maintenance expense.

                   Amortization of intangible assets decreased $47,000 in 1999 as compared to 1998 as a result of the completion of amortization of core deposits acquired in an earlier bank acquisition. Amortization of intangible assets increased $107,000 in 1998 over 1997. This increase represented the additional amount of cost amortized in 1998 over 1997 for the purchase of the Douglas branch of Security Bank.

           Following is an analysis of noninterest expense for 1999, 1998 and 1997.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                              1999              1998               1997
                                                                        ---------------   ---------------    ---------------
                                                                                      (DOLLARS IN THOUSANDS)
                                                                        ----------------------------------------------------

              Salaries and employee benefits                            $       14,886    $       14,025     $       13,742
              Equipment and occupancy                                            4,191             4,320              3,958
              Amortization of intangible assets                                    804               851                744
              Data processing fees                                                 691               774                528
              Other expense                                                      7,370             8,026              8,167
                                                                        ---------------   ---------------    ---------------
                                                                        $       27,942    $       27,996     $       27,139
                                                                        ===============   ===============    ===============

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

                  The following table sets forth the distribution of the repricing of ABC's earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of ABC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                             AT DECEMBER 31, 1999
                                                   --------------------------------------------------------------------------
                                                                          MATURING OR REPRICING WITHIN
                                                   --------------------------------------------------------------------------
                                                     ZERO TO         THREE
                                                      THREE        MONTHS TO         ONE TO          OVER
                                                     MONTHS         ONE YEAR      THREE YEARS    THREE YEARS       TOTAL
                                                   ------------   -------------   -------------  -------------  -------------
                                                                            (DOLLARS IN THOUSANDS)
                                                   --------------------------------------------------------------------------
EARNING ASSETS:
   Interest-bearing deposits in banks              $     31,831   $         900   $          -   $          -   $     32,731
   Investment securities                                 10,943          14,073          49,385         69,137       143,538
   Loans                                                186,698         102,438         135,213        105,876       530,225
                                                   ------------   -------------   -------------  -------------  -------------
                                                        229,472         117,411         184,598        175,013       706,494
                                                   ------------   -------------   -------------  -------------  -------------
INTEREST-BEARING LIABILITIES:
   Interest-bearing demand deposits (1)                      -           45,771         101,790             -        147,561
   Savings (1)                                               -           18,913          33,746             -         52,659
   Certificates less than $100,000                       77,733         127,627          28,695          7,822       241,877
   Certificates, $100,000 and over                       30,458          52,195          10,513          2,116        95,282
   Other short-term borrowings                              397              -               -              -            397
   Other borrowings                                      61,150           5,000              -              -         66,150
                                                   ------------   -------------   -------------  -------------  -------------
                                                        169,738         249,506         174,744          9,938       603,926
                                                   ------------   -------------   -------------  -------------  -------------

INTEREST RATE SENSITIVITY GAP                      $     59,734   $  (132,095)    $       9,854  $     165,075  $    102,568
                                                   ============   =============   =============  =============  =============

CUMULATIVE INTEREST RATE SENSITIVITY GAP           $     59,734   $   (72,361)    $   (62,507)   $     102,568
                                                   ============   =============   =============  =============

INTEREST RATE SENSITIVITY GAP RATIO                        1.35            0.47            1.06          17.61
                                                   ============   =============   =============  =============

CUMULATIVE INTEREST RATE SENSITIVITY GAP RATIO             1.35            0.83            0.89           1.17
                                                   ============   =============   =============  =============

(1) The Company has found that NOW and money-market checking deposits and savings deposits reprice between three months and one year or between one to three years depending on the competition in the market areas where the deposits are located. Therefore, it has placed portions of these deposits in the three months to one year horizon and the one to three years horizon based on estimated amounts repricing in each horizon.

                              INVESTMENT PORTFOLIO

                  The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See "--Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 55% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 17% of the investment portfolio matures or reprices within one year or less.

TYPES OF INVESTMENTS

SECURITIES

                  Following is a summary of the carrying value of investments as of the end of each reported period:

                                                                                             DECEMBER 31,
                                                                      -----------------------------------------------------------
                                                                               1999                 1998              1997
                                                                      -----------------------  --------------- -------------------
                                                                                        (DOLLARS IN THOUSANDS)
                                                                      -----------------------------------------------------------

                    U. S. Government and agency securities            $                 48,811 $         66,407   $        88,817
                    State and municipal securities                                      20,134           22,322            23,908
                    Corporate debt securities                                            4,344               -                 -
                    Mortgage-backed securities                                          69,477           65,357            10,036
                    Marketable equity securities                                           772              460               458
                                                                      ------------------------ ----------------   ---------------
                                                                      $                143,538   $      154,546   $       123,219
                                                                      ======================== ================   ===============

MATURITIES
                  The amounts of investments in securities in each category as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                                       U. S. TREASURY
                                                                      AND OTHER U. S.
                                                                    GOVERNMENT AGENCIES                   STATE AND
                                                                      AND CORPORATIONS           POLITICAL SUBDIVISIONS
                                                                                    YIELD                           YIELD
                                                                    AMOUNT           (1)            AMOUNT         (1) (2)
                                                                ---------------  ------------    --------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
                                                                -------------------------------------------------------------
                MATURITY:
                   One year or less                             $        2,527       6.67 %      $       1,020       6.77 %
                   After one year through five years                   101,038       5.76                9,199       7.23
                   After five years through ten years                   19,248       7.00                7,482       7.18
                   After ten years                                         591       7.00                2,433       7.45
                                                                ---------------  ------------    --------------  ------------
                                                                $      123,404       5.98 %      $      20,134       7.21 %
                                                                ===============  ============    ==============  ============

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

                                 LOAN PORTFOLIO

TYPES OF LOANS

                  Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 50% of the Company's loan portfolio as of December 31, 1999. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                                  DECEMBER 31,
                                                 -------------------------------------------------------------------------------
                                                      1999            1998            1997            1996             1995
                                                 -------------   -------------   -------------   -------------   ---------------
                                                                             (DOLLARS IN THOUSANDS)
                                                 -------------------------------------------------------------------------------

Commercial and financial                         $       83,385  $      70,282   $     72,171    $       69,772   $       48,031
Agricultural                                             29,694         36,567         41,882            35,525           22,716
Real estate - construction                               13,228          8,439         13,117            13,612            3,756
Real estate - mortgage, farmland                         59,018         56,595         55,245            52,978           48,411
Real estate - mortgage, commercial                      150,075        123,854        108,339            89,708           61,806
Real estate - mortgage, residential                     117,936        114,930        127,767           121,448           74,671
Consumer instalment loans                                59,529         65,307         68,959            67,572           58,615
Other                                                    17,360          1,220          2,764             2,229            1,465
                                                 --------------  --------------  -------------   ---------------  ---------------
                                                        530,225        477,194        490,244           452,844          319,471
Less reserve for possible loan losses                     9,895         10,192          7,627             7,273            5,890
                                                 --------------  --------------  -------------   ---------------  ---------------
      Loans, net                                 $      520,330  $     467,002   $    482,617    $      445,571   $      313,581
                                                 ==============  ==============  =============   ===============  ===============

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                  Total loans as of December 31, 1999 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through three years, and (3) after three years.

                                                                 (DOLLARS IN
                                                                  THOUSANDS)
                                                                ---------------
MATURITY OR REPRICING WITHIN:
   One year or less                                             $      289,136
   After one year through three years                                  135,213
   After three years                                                   105,876
                                                                ---------------
                                                                $      530,225
                                                                ===============

                  The following table summarizes loans at December 31, 1999 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                (DOLLARS IN
                                                                 THOUSANDS)
                                                               ---------------

Predetermined interest rates                                   $      239,364
Floating or adjustable interest rates                                   1,725
                                                               ---------------
                                                               $      241,089
                                                               ===============

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

                                                                                      DECEMBER 31,
                                                            ------------------------------------------------------------------
                                                                1999          1998          1997          1996         1995
                                                            -----------    ----------    ----------    ----------   ----------
                                                                                 (DOLLARS IN THOUSANDS)
                                                            ------------------------------------------------------------------

Loans accounted for on a nonaccrual basis                   $     5,551    $   8,767     $    10,101   $   4,977    $   2,271

Instalment loans and term loans contractually                       48            94              59         397          457
   past due ninety days or more as to interest
   or principal payments and still accruing

Loans, the terms of which have been renegotiated                     -             -               -          -             -
   to provide a reduction or deferral of interest
   or principal because of deterioration in the
   financial position of the borrower

Loans now current about which there are serious                      -             -               -          -             -
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

                         SUMMARY OF LOAN LOSS EXPERIENCE


                  The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $9,895,000 at December 31, 1999, representing 1.87% of year end total loans outstanding, compared with $10,192,000 at December 31, 1998, which represented 2.14% of year end total loans outstanding. The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

                                                                  AT DECEMBER 31,
                       -------------------------------------------------------------------------------------------------------
                              1999                 1998                 1997                 1996                 1995
                       --------------------  ------------------  --------------------  ------------------  -------------------
                                  PERCENT              PERCENT             PERCENT               PERCENT              PERCENT
                                     OF                  OF                   OF                   OF                   OF
                                  LOANS                LOANS               LOANS IN              LOANS                LOANS
                                  IN                   IN                  CATEGORY              IN                   IN
                        AMOUNT    CATEGORY   AMOUNT    CATEGORY   AMOUNT   TO TOTAL    AMOUNT    CATEGORY   AMOUNT    CATEGORY
                                  TO TOTAL             TO                    LOANS               TO                   TO
                                   LOANS                TOTAL                                     TOTAL                TOTAL
                                                        LOANS                                     LOANS                LOANS
                       ---------- ---------  --------  --------  --------- ----------  --------  --------  ---------  --------
                                                               (DOLLARS IN THOUSANDS)
                       -------------------------------------------------------------------------------------------------------

      Commercial,
      financial,
         industrial
         and
         agricultural  $   2,904     22 %    $  3,047      22 %   $  1,792      23 %    $  1,661     23 %   $  1,364      22 %
      Real estate          3,213     64         3,404      64        3,274      62         2,928     62        2,032      59
      Consumer             1,997     14         1,906      14        1,112      15         1,446     15        1,206      19
      Unallocated          1,781      -         1,835       -        1,449       -         1,238      -        1,288       -
                       ---------- ---------  ---------  --------  --------- ----------  --------  --------  ---------  --------
                       $   9,895    100 %    $ 10,192     100 %   $  7,627     100 %    $  7,273     100%   $  5,890     100 %
                       ========== =========  =========  ========  ========= ==========  ========  ========  =========  ========

                  The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                DECEMBER 31,
                                                ------------------------------------------------------------------------------
                                                      1999            1998            1997            1996            1995
                                                --------------    ------------    ------------    ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
                                                ------------------------------------------------------------------------------

Average amount of loans outstanding             $       505,941    $     495,421   $      475,047   $      395,822   $    308,405
                                                ===============    =============   ==============   ==============   =============

Balance of reserve for possible loan
   losses at beginning of period                $        10,192    $       7,627   $        7,273   $        5,890   $      5,169
                                                ---------------    -------------   --------------   --------------   -------------

Charge-offs:
   Commercial, financial and
      agricultural                                     (1,383)          (1,456)            (759)            (768)           (309)
   Real estate                                           (933)          (1,252)          (1,981)          (1,242)           (108)
   Consumer                                            (1,417)          (1,322)            (383)            (279)           (573)
Recoveries:
   Commercial, financial and
      agricultural                                          434              276              168              89             116
   Real estate                                              263              365              512              275            128
   Consumer                                                 585              449              66               178            226
                                                ---------------    -------------   --------------   --------------   -------------
      Net charge-offs                                  (2,451)          (2,940)          (2,377)          (1,747)           (520)
                                                ---------------    -------------   --------------   --------------   -------------

Additions to reserve charged to
   operating expenses                                     2,154            5,505            2,731            1,919          1,241
                                                ---------------    -------------   --------------   --------------   -------------

Allowance for loan losses of
   acquired subsidiary                                       -                -                -             1,211              -
                                                ---------------    -------------   --------------   --------------   -------------

             Balance of reserve for possible
               loan losses at end of period     $         9,895    $      10,192   $        7,627   $        7,273   $      5,890
                                                ===============    =============   ==============   ==============   =============

Ratio of net loan charge-offs
   to average loans                                       .48%             .59%             .50%             .44%            .17%
                                                ===============    =============   ==============   ==============   =============

                                    DEPOSITS

                  Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------------------
                                                                              1999                           1998
                                                                  -----------------------------  -----------------------------
                                                                       AMOUNT         RATE            AMOUNT         RATE
                                                                  ---------------  ------------  ---------------  ------------
                                                                                    (DOLLARS IN THOUSANDS)
                                                                  ------------------------------------------------------------

Noninterest-bearing demand deposits                               $       89,325          - %    $       83,770          - %
Interest-bearing demand and savings deposits                             190,745       2.57             174,443       3.12
Time deposits                                                            333,257       5.26             348,826       5.73
                                                                  ---------------                ---------------
              Total deposits                                      $      613,327                 $      607,039
                                                                  ===============                ===============

                  ABC has a large, stable base of time deposits with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

                  The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                                (DOLLARS IN
                                                                 THOUSANDS)
                                                               ---------------

           Three months or less                                $       30,458
           Over three through twelve months                            52,195
           Over twelve months                                          12,629
                                                               ---------------
           Total                                               $       95,282
                                                               ===============

                    RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

                  The following rate of return information for the periods indicated is presented below.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------------
                                                                             1999               1998                1997
                                                                        ----------------   ----------------    ----------------

Return on assets (1)                                                            1.23 %             0.99 %             1.10 %

Return on equity (2)                                                           11.93              10.07              11.35

Dividends payout ratio (3)                                                     33.98              42.11              36.89

Equity to assets ratio (4)                                                     10.29               9.81               9.70

(1)      Net income divided by average total assets.
(2)      Net income divided by average equity.
(3)      Dividends declared per share divided by net income per share.
(4)      Average equity divided by average total assets.


LIQUIDITY AND CAPITAL RESOURCES

                  Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC and the Subsidiary Banks to meet those needs. ABC and the Subsidiary Banks seek to meet liquidity requirements primarily through management of short-term investments (principally interest-bearing deposits in banks) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. In addition, the Subsidiary Banks maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

                  The liquidity and capital resources of ABC and the Subsidiary Banks are monitored on a periodic basis by state and Federal regulatory authorities. At December 31, 1999, the Subsidiary Banks' short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 1999, ABC increased its capital by retaining net earnings of $5,908,000 after payment of dividends. After recording a decrease in capital of $1,829,000 for unrealized losses on securities available for sale, net of taxes, an increase of $191,000 for restricted stock transactions, and a decrease in capital of $88,000 for repurchase of treasury shares, total capital increased $4,182,000 during 1999. At December 31, 1999, total capital of ABC amounted to $76,016,000. ABC and the Subsidiary Banks are aware of no events or trends likely to result in a material change in their liquidity.

                  At December 31, 1999, ABC had binding commitments for capital expenditures of approximately $238,000. In addition, management estimates that approximately $1,250,000 will be required for completion of banking facilities in 1999.

                  In accordance with risk capital guidelines issued by the Federal Reserve Board, ABC is required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 4% of total assets ("leverage ratio"). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

                  The following table summarizes the regulatory capital levels of the Company at December 31, 1999.

                                                      ACTUAL                    REQUIRED                      EXCESS
                                             -------------------------  --------------------------   ------------------------
                                               AMOUNT      PERCENT         AMOUNT      PERCENT         AMOUNT       PERCENT
                                             ----------- ------------   ------------ -------------   -------------------------
                                                                          (DOLLARS IN THOUSANDS)
                                             ---------------------------------------------------------------------------------
              Leverage capital               $   69,501      9.16 %     $    30,350       4.00 %     $   39,151        5.16 %
              Risk-based capital:
                     Core capital                69,501     13.11            21,201       4.00           48,300        9.11
                     Total capital               76,167     14.37            42,402       8.00           33,765        6.37

                  Each Bank also met its individual regulatory capital requirements at December 31, 1999.

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

                  Following is a summary of the commitments outstanding at December 31, 1999 and 1998.

                                                    1999              1998
                                              ---------------   ---------------
                                                   (DOLLARS IN THOUSANDS)
                                              ---------------------------------

           Commitments to extend credit       $       84,150    $       80,861
           Credit card commitments                     9,162             7,866
           Standby letters of credit                   3,415             2,761
                                              ---------------   ---------------
                                              $       96,727    $       91,488
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-40 of this Annual Report on Form 10-K:

         Consolidated Balance Sheets - December 31, 1999 and 1998

         Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Comprehensive Income - Years ended December
              31, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity - Years ended December
              31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows - Years ended December 31, 1999,
              1998 and 1997

         Notes to Consolidated Financial Statements.


ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  During 1999 and 1998, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 13(a) 1., 2. and 3.

         (a)      The following documents are filed as part of this report:

                  1. Financial statements:

                           (a)      ABC Bancorp and Subsidiaries:

                                    (i)   Consolidated Balance Sheets - December
                                          31, 1999 and 1998

                                    (ii)  Consolidated Statements of Income -
                                          Years ended December 31, 1999, 1998
                                          and 1997

                                    (iii) Consolidated Statements of
                                          Comprehensive Income - Years ended
                                          December 31, 1999, 1998 and 1997

                                    (iv)  Consolidated Statements of
                                          Stockholders' Equity - Years ended
                                          December 31, 1999, 1998 and 1997

                                    (v)   Consolidated Statements of Cash Flows
                                          - Years ended December 31, 1999, 1998
                                          and 1997

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

 3.7 Form of Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to ABC'S Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 26, 1999).

 3.8 Form of Amendment to Bylaws (incorporated by reference to Exhibit 3.8 to ABC'S Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 26, 1999).

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

EXHIBIT NO.       DESCRIPTION

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

 10.19            ABC Bancorp 2000 Officer/Director Stock Bonus Plan.

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

                                                                            ABC BANCORP

Date:    March 21, 2000               By:   /s/ Kenneth J. Hunnicutt
         -------------------------          ----------------------------------------------------------------------------------
                                            Kenneth J. Hunnicutt, President, Chief Executive Officer and Director

Date:    March 21, 2000               By:   /s/ Mark D. Thomas
         -------------------------          ----------------------------------------------------------------------------------
                                            Mark D. Thomas, Executive Vice President, Chief Operating Officer and Director

Date:    March 21, 2000               By:   /s/ W. Edwin Lane, Jr.
         -------------------------          ----------------------------------------------------------------------------------
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

Date:     March 21, 2000                /s/ Kenneth J. Hunnicutt
          -------------------------     --------------------------------------------------------------------------------------
                                        Kenneth J. Hunnicutt, President, Chief Executive Officer and Director

Date:     March 21, 2000                /s/ Mark D. Thomas
          -------------------------     --------------------------------------------------------------------------------------
                                        Mark D. Thomas, Executive Vice President, Chief Operating Officer and Director

Date:     March 21, 2000                /s/ W. Edwin Lane, Jr.
          -------------------------     --------------------------------------------------------------------------------------
                                        W. Edwin Lane, Jr., Executive Vice President and Chief Financial Officer

Date:     March 21, 2000                /s/ Johnny W. Floyd
          -------------------------     --------------------------------------------------------------------------------------
                                        Johnny W. Floyd, Director

Date:     March 21, 2000                /s/ J. Raymond Fulp
          -------------------------     --------------------------------------------------------------------------------------
                                        J. Raymond Fulp, Director

Date:     March 21, 2000                /s/ Wycliff R. Griffin
          -------------------------     --------------------------------------------------------------------------------------
                                        Wycliff R. Griffin, Director

Date:     March 21, 2000                /s/ Daniel B. Jeter
          -------------------------     --------------------------------------------------------------------------------------
                                        Daniel B. Jeter, Director

Date:     March 21, 2000                /s/ Bobby B. Lindsey
          -------------------------     --------------------------------------------------------------------------------------
                                        Bobby B. Lindsey, Director

Date:     March 21, 2000                /s/ Hal L. Lynch
          -------------------------     --------------------------------------------------------------------------------------
                                        Hal L. Lynch, Director

Date:     March 21, 2000                /s/ Eugene M. Vereen, Jr.
          -------------------------     --------------------------------------------------------------------------------------
                                        Eugene M. Vereen, Jr., Director

Date:     March 21, 2000                /s/ Doyle Weltzbarker
          -------------------------     --------------------------------------------------------------------------------------
                                        Doyle Weltzbarker, Director and Chairman of the Board

Date:     March 21, 2000                /s/ Henry Wortman
          -------------------------     --------------------------------------------------------------------------------------
                                        Henry Wortman, Director

                                  EXHIBIT INDEX


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

 3.7 Form of Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to ABC'S Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 26, 1999).

 3.8 Form of Amendment to Bylaws (incorporated by reference to Exhibit 3.8 to ABC'S Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 26, 1999).

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

EXHIBIT NO.       DESCRIPTION

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

 10.19            ABC Bancorp Officer/Director Stock Bonus Plan.


 21.1             Schedule of subsidiaries of ABC Bancorp.

 24.1 Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

 27               Financial Data Schedule.

                                   ABC BANCORP


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Consolidated financial statements:

    Independent Auditor's Report

    Consolidated Balance Sheets - December 31, 1999 and 1998

    Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Comprehensive Income - Years ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

    Notes to Consolidated Financial Statements


All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------


TO THE BOARD OF DIRECTORS
ABC BANCORP
MOULTRIE, GEORGIA


         We have audited the accompanying consolidated balance sheets of ABC BANCORP AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                      /s/ Mauldin & Jenkins, LLC

Albany, Georgia
January 21, 2000

                          ABC BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (Dollars in Thousands)

--------------------------------------------------------------------------------

ASSETS                                                                              1999         1998
                                                                               ---------    ---------

Cash and due from banks                                                        $  47,399    $  42,058
Interest-bearing deposits in banks                                                32,731       14,417
Securities available for sale, at fair value                                     143,538      135,933
Securities held to maturity, at cost                                                --         18,613

Loans                                                                            530,225      477,194
Less allowance for loan losses                                                     9,895       10,192
                                                                               ---------    ---------
          Loans, net                                                             520,330      467,002
                                                                               ---------    ---------
Premises and equipment, net                                                       19,540       19,088
Excess of cost over net assets of banks acquired                                   7,636        8,440
Other assets                                                                      18,286       19,395
                                                                               ---------    ---------
                                                                               $ 789,460    $ 724,946
                                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                                                 $ 103,279    $  99,957
    Interest-bearing demand                                                      147,561      132,527
    Savings                                                                       52,659       59,719
    Time, $100,000 and over                                                       95,282       93,381
    Other time                                                                   241,877      247,741
                                                                               ---------    ---------
          Total deposits                                                         640,658      633,325
Federal funds purchased and securities sold under agreements to repurchase           397          883
Other borrowings                                                                  66,150       11,850
Other liabilities                                                                  6,239        7,054
                                                                               ---------    ---------
          Total liabilities                                                      713,444      653,112
                                                                               ---------    ---------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, par value $1; 15,000,000 shares authorized,
       9,098,690 and 7,524,718 shares issued                                       9,099        7,525
    Capital surplus                                                               28,854       29,677
    Retained earnings                                                             42,188       36,280
    Accumulated other comprehensive income (loss)                                 (1,507)         322
    Unearned compensation                                                           (560)        --
                                                                               ---------    ---------
                                                                                  78,074       73,804
    Less cost of shares acquired for the treasury, 374823 and 305,153 shares      (2,058)      (1,970)
                                                                               ---------    ---------
          Total stockholders' equity                                              76,016       71,834
                                                                               ---------    ---------
                                                                               $ 789,460    $ 724,946
                                                                               =========    =========

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

--------------------------------------------------------------------------------

                                                      1999        1998       1997
                                                    --------    --------   --------
Interest income
    Interest and fees on loans                      $ 50,603    $ 51,584   $ 50,502
    Interest on taxable securities                     7,278       5,990      6,511
    Interest on nontaxable securities                  1,086       1,190      1,205
    Interest on deposits in other banks                  814       1,077        232
    Interest on Federal funds sold                      --            53        199
                                                    --------    --------   --------
                                                      59,781      59,894     58,649
                                                    --------    --------   --------
Interest expense
    Interest on deposits                              22,424      25,411     24,229
    Interest on other borrowings                       1,976       1,033      1,721
                                                    --------    --------   --------
                                                      24,400      26,444     25,950
                                                    --------    --------   --------
          Net interest income                         35,381      33,450     32,699
Provision for loan losses                              2,154       5,505      2,731
                                                    --------    --------   --------
          Net interest income after provision for
              loan losses                             33,227      27,945     29,968
                                                    --------    --------   --------
Other income
    Service charges on deposit accounts                5,696       5,720      5,509
    Other service charges, commissions and fees          423         506        474
    Mortgage origination fees                            788         883        445
    Non-taxable life insurance benefits                 --         1,200       --
    (Loss) on sale of securities                         (91)       --          (22)
    Other                                              1,146       1,390      1,330
                                                    --------    --------   --------
                                                       7,962       9,699      7,736
                                                    --------    --------   --------
Other expenses
    Salaries and employee benefits                    14,886      14,025     13,742
    Equipment expense                                  2,348       2,442      2,305
    Occupancy expense                                  1,843       1,878      1,653
    Amortization of intangible assets                    804         851        744
    Data processing fees                                 691         774        528
    Other operating expenses                           7,370       8,026      8,167
                                                    --------    --------   --------
                                                      27,942      27,996     27,139
                                                    --------    --------   --------
          Income before income taxes                  13,247       9,648     10,565

Applicable income taxes                                4,291       2,735      3,119
                                                    --------    --------   --------
          Net income                                $  8,956    $  6,913   $  7,446
                                                    ========    ========   ========

Income per common share - Basic                     $   1.03    $   0.79   $   0.86
                                                    ========    ========   ========
Income per common share - Diluted                   $   1.03    $   0.79   $   0.85
                                                    ========    ========   ========

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

                                                                    1999       1998      1997
                                                                  -------    -------   -------

Net income                                                        $ 8,956    $ 6,913   $ 7,446
                                                                  -------    -------   -------
Other comprehensive income (loss):
    Net unrealized holding gains (losses) arising
        during period, net of tax (benefits) of ($973), $32 and
$ 152                                                              (1,889)        80       284
    Reclassification adjustment for losses
        included in net income, net of
        tax of $31, $ - - and $7                                       60       --          15
                                                                  -------    -------   -------
Total other comprehensive income (loss)                            (1,829)        80       299
                                                                  -------    -------   -------

Comprehensive income                                              $ 7,127    $ 6,993   $ 7,745
                                                                  =======    =======   =======

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

                                                                                                                   Accumulated
                                                                                                                      Other
                                                                      Common Stock                                Comprehensive
                                                                   -------------------     Capital     Retained      Income
                                                                   Shares    Par Value     Surplus     Earnings      (Loss)
                                                                   ------    ---------     -------     --------      ------
Balance, December 31, 1996                                       6,114,443   $   6,114   $  30,985    $  27,483    $     (57)
    Net income                                                        --          --          --          7,446         --
    Cash dividends declared, $.32  per share                          --          --          --         (2,665)        --
    Five-for-four common stock split                             1,403,241       1,403      (1,403)        --           --
    Exercise of options by shareholders of pooled subsidiaries       7,034           8         102         --           --
    Purchase of fractional shares                                     --          --            (7)        --           --
    Other comprehensive income                                        --          --          --           --            299
                                                                 ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1997                                       7,524,718       7,525      29,677       32,264          242
    Net income                                                        --          --          --          6,913         --
    Cash dividends declared, $.33  per share                          --          --          --         (2,897)        --
    Net treasury stock transactions                                   --          --          --           --           --
    Other comprehensive income                                        --          --          --           --             80
                                                                 ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1998                                       7,524,718       7,525      29,677       36,280          322
    Net income                                                        --          --          --          8,956         --
    Cash dividends declared, $.35 per share                           --          --          --         (3,048)        --
    Six-for-five stock split                                     1,516,142       1,516      (1,516)        --           --
    Issuance of restricted shares of common stock
         under employee incentive plan                              57,830          58         693         --           --
    Amortization of unearned compensation,
        net of forfeitures                                            --          --          --           --           --
    Net treasury stock transactions                                   --          --          --           --           --
    Other comprehensive loss                                          --          --          --           --         (1,829)
                                                                 ---------   ---------   ---------    ---------    ---------
Balance, December 31, 1999                                       9,098,690   $   9,099   $  28,854    $  42,188    $  (1,507)
                                                                 =========   =========   =========    =========    =========



                                                                                 Treasury Stock
                                                                   Unearned     -----------------
                                                                 Compensation   Shares       Cost       Total
                                                                 ------------   ------       ----       -----

Balance, December 31, 1996                                        $    --      217,882   $  (1,555)   $  62,970
    Net income                                                         --         --          --          7,446
    Cash dividends declared, $.32  per share                           --         --          --         (2,665)
    Five-for-four common stock split                                   --       54,471        --           --
    Exercise of options by shareholders of pooled subsidiaries         --         --          --            110
    Purchase of fractional shares                                      --         --          --             (7)
    Other comprehensive income                                         --         --          --            299
                                                                  ---------    -------   ---------    ---------
Balance, December 31, 1997                                             --      272,353      (1,555)      68,153
    Net income                                                         --         --          --          6,913
    Cash dividends declared, $.33  per share                           --         --          --         (2,897)
    Net treasury stock transactions                                    --       32,800        (415)        (415)
    Other comprehensive income                                         --         --          --             80
                                                                  ---------    -------   ---------    ---------
Balance, December 31, 1998                                             --      305,153      (1,970)      71,834
    Net income                                                         --         --          --          8,956
    Cash dividends declared, $.35 per share                            --         --          --         (3,048)
    Six-for-five stock split                                           --       62,470        --           --
    Issuance of restricted shares of common stock
         under employee incentive plan                                 (751)      --          --           --
    Amortization of unearned compensation,
        net of forfeitures                                              191       --          --            191
    Net treasury stock transactions                                    --        7,200         (88)         (88)
    Other comprehensive loss                                           --         --          --         (1,829)
                                                                  ---------    -------   ---------    ---------
Balance, December 31, 1999                                        $    (560)   374,823   $  (2,058)   $  76,016
                                                                  =========    =======   =========    =========


See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

--------------------------------------------------------------------------------

                                                             1999         1998         1997
                                                          ---------    ---------    ---------
OPERATING ACTIVITIES
    Net income                                            $   8,956    $   6,913    $   7,446
                                                          ---------    ---------    ---------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                         1,988        2,143        2,000
        Amortization of intangible assets                       804          851          744
        Amortization of unearned compensation                   191         --           --
        Net losses on securities available for sale              91         --             22
        Net (gains) losses  on sale of premises
            and equipment                                        36         (188)        --
        Gain from life insurance benefits                      --         (1,200)        --
        Provision for loan losses                             2,154        5,505        2,731
        Provision for deferred taxes                            (87)      (1,170)        (449)
        (Increase) decrease in interest receivable              (75)       1,271       (1,435)
        Increase (decrease) in interest payable                  57          (38)          56
        Decrease in taxes receivable                            526         --           --
        Increase (decrease) in taxes payable                    328         (485)         463
        Other prepaids, deferrals and accruals, net             492          891       (2,048)
                                                          ---------    ---------    ---------
              Total adjustments                               6,505        7,580        2,084
                                                          ---------    ---------    ---------
              Net cash provided by operativities             15,461       14,493        9,530
                                                          ---------    ---------    ---------

INVESTING ACTIVITIES
    Increase in interest-bearing deposit in banks           (18,314)     (12,129)      (2,288)
    Purchases of securities available for sale              (70,410)    (110,362)     (48,972)
    Purchases of securities held to maturity                   --           (400)      (6,102)
    Proceeds from maturities of securities
        available for sale                                   58,994       67,708       48,633
    Proceeds from sale of securities available for sale      16,279         --         10,851
    Proceeds from maturities of securities held
        to maturity                                           3,283       11,807        8,072
    Decrease in Federal funds sold                             --            890        7,730
    (Increase) decrease in loans, net                       (55,482)      10,110      (32,550)
    Net cash received from acquisition of deposits             --           --         16,398
    Purchase of premises and equipment                       (2,631)      (2,383)      (4,598)
    Proceeds from the sale of premises and equipment           --            708         --
    Proceeds from life insurance benefit                       --          1,671         --
                                                          ---------    ---------    ---------

              Net cash used in investing activities         (68,281)     (32,380)      (2,826)
                                                          ---------    ---------    ---------

                          ABC BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

--------------------------------------------------------------------------------

                                                               1999         1998         1997
                                                            ---------    ---------    ---------
FINANCING ACTIVITIES
    Increase (decrease) in deposits                         $   7,333    $  32,614    $  (3,965)
    Increase (decrease) in Federal funds purchased
       and securities sold under agreements to repurchase        (486)         223         (337)
    Proceeds from other borrowings                            338,950        5,500       34,678
    Repayment of other borrowings                            (284,650)      (9,050)     (43,478)
    Dividends paid                                             (2,898)      (2,900)      (2,633)
    Proceeds from sale of stock of poole subsidiary              --           --            110
    Purchase of fractional shares                                --           --             (7)
    Purchase of treasury shares                                   (88)        (415)        --
                                                            ---------    ---------    ---------
              Net cash provided by (used in)
                  financing activities                         58,161       25,972      (15,632)
                                                            ---------    ---------    ---------
Net increase (decrease) in cash and due from banks              5,341        8,085       (8,928)

Cash and due from banks at beginning of year                   42,058       33,973       42,901
                                                            ---------    ---------    ---------
Cash and due from banks at end of year                      $  47,399    $  42,058    $  33,973
                                                            =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid during the year for:
        Interest                                            $  24,343    $  26,482    $  25,894

        Income taxes                                        $   3,524    $   4,390    $   3,105

NONCASH TRANSACTIONS
    Net change in unrealized gains (losses)
        on securities available for sale                    $  (2,771)   $      94    $     471

    Transfer of securities held to maturity to
        securities available for sale                       $  15,330    $    --      $    --

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

                  BASIS OF PRESENTATION

                      The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

                      The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

                      The principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

                  CASH AND DUE FROM BANKS

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

                     As of December 31, 1999, the Company transferred all debt securities classified as securities held to maturity to securities available for sale.

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

                  LOANS

                     Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income is accrued based on the principal balance outstanding.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  LOANS (CONTINUED)

                     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received.

                     The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                     A loan is considered impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the contractual loan rate as the discount rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  PREMISES AND EQUIPMENT

                     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets.

                  OTHER REAL ESTATE OWNED

                     Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to noninterest expense. OREO is reported net of allowance for losses in the Company's financial statements. The carrying amount of other real estate owned at December 31, 1999 and 1998 was $461,000 and $615,000, respectively.

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

                  EARNINGS PER SHARE

                     Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income minus the income effect of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. All per share data for prior years have been adjusted to reflect the six-for-five split effected in the form of a 20% stock dividend to shareholders of record as of December 15, 1999.

                  COMPREHENSIVE INCOME

                     Statement of Financial Standards ("SFAS") 130 describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available for sale securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECENT DEVELOPMENTS

                     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No., 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS 133 will have on the Company's earnings or financial position.

                     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  INVESTMENTS IN SECURITIES

                  As permitted by Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company elected on December 31, 1999, to transfer all debt securities classified as securities held to maturity to securities available for sale. Upon election, the Company transferred debt securities with a market value of $15,420,000 to securities available for sale. These securities were marked to fair value resulting in a net unrealized gain of $90,000 which was included in stockholders' equity at $59,000, net of related taxes of $31,000.

                  The amortized cost and approximate fair values of investments in securities at December 31, 1999 and 1998 were as follows:

                                                                                      GROSS           GROSS
                                                                 AMORTIZED          UNREALIZED     UNREALIZED          FAIR
                                                                    COST              GAINS          LOSSES           VALUE
                                                              -----------------    -------------   ------------    -------------
                                                                                   (DOLLARS IN THOUSANDS)
                                                              ------------------------------------------------------------------
                      SECURITIES AVAILABLE FOR SALE
                         DECEMBER 31, 1999:
                         U. S. GOVERNMENT AND AGENCY          $            49,741  $          9    $     (939)     $      48,811
                         SECURITIES
                         STATE AND MUNICIPAL SECURITIES                    20,059            209         (134)            20,134
                         CORPORATE DEBT SECURITIES                          4,449             -          (105)             4,344
                         MORTGAGE-BACKED SECURITIES                        70,700            122       (1,345)            69,477
                         MARKETABLE EQUITY SECURITIES                         872             -          (100)               772
                                                              -------------------  -------------   ------------    -------------
                                                              $           145,821  $         340   $   (2,623)     $     143,538
                                                              ===================  =============   ============    =============

                         December 31, 1998:
                         U. S. Government and agency          $            65,146  $         278   $      (16)     $      65,408
                         securities
                         State and municipal securities                     6,097            273             -             6,370
                         Corporate debt securities                             -              -              -                -
                         Mortgage-backed securities                        63,677            198         (180)            63,695
                         Marketable equity securities                         525             -           (65)               460
                                                              -------------------  -------------   ------------    -------------
                                                              $           135,445  $         749   $     (261)     $     135,933
                                                              ===================  =============   ============    =============

                      Securities Held to Maturity
                         December 31, 1998:
                         U. S. Government and agency          $               999  $          2    $         -     $       1,001
                         securities
                         Mortgage-backed securities                         1,662            25              -             1,687
                         State and municipal securities                    15,952            686           (1)            16,637
                                                              -------------------  -------------   ------------    -------------
                                                              $            18,613  $         713   $       (1)     $      19,325
                                                              ===================  =============   ============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.           INVESTMENTS IN SECURITIES (CONTINUED)

                  The amortized cost and fair value of debt securities as of December 31, 1999 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                           SECURITIES AVAILABLE FOR SALE
                                           -------------------------------
                                             AMORTIZED          FAIR
                                               COST             VALUE
                                           --------------   --------------
                                               (DOLLARS IN THOUSANDS)
                                           -------------------------------

      Due in one year or less              $        2,267   $        2,271
      Due from one year to five years              42,914           42,405
      Due from five to ten years                   26,004           25,589
      Due after ten years                           3,064            3,024
      Mortgage-backed securities                   70,700           69,477
      Marketable equity securities                    872              772
                                           --------------   --------------
                                           $      145,821   $      143,538
                                           ==============   ==============

                  Securities with a carrying value of $ 78,388,000 and $59,332,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

                  Gains and losses on sales of securities available for sale consist of the following:

                                                                                  DECEMBER 31,
                                                                  ---------------------------------------------
                                                                       1999           1998              1997
                                                                  ------------   -------------     ------------
                                                                             (DOLLARS IN THOUSANDS)
                                                                  ---------------------------------------------

                      Gross gains on sales of securities          $         4    $          -      $        26
                      Gross losses on sales of securities                (95)               -             (48)
                                                                  ------------   -------------     ------------
                      Net realized (losses) on sales of
                         securities available for sale            $      (91)    $          -      $      (22)
                                                                  ============   =============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.           LOANS AND ALLOWANCE FOR LOAN LOSSES

                  The composition of loans is summarized as follows:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           1999                1998
                                                     ---------------     ---------------
                                                           (DOLLARS IN THOUSANDS)
                                                     -----------------------------------

           Commercial and financial                  $        83,385     $        70,282
           Agricultural                                       29,694              36,567
           Real estate - construction                         13,228               8,439
           Real estate - mortgage, farmland                   59,018              56,595
           Real estate - mortgage, commercial                150,075             123,854
           Real estate - mortgage, residential               117,936             114,930
           Consumer installment loans                         59,529              65,307
           Other                                              17,360               1,220
                                                     ---------------     ---------------
                                                             530,225             477,194
           Allowance for loan loss                             9,895              10,192
                                                     ---------------     ---------------
                                                     $       520,330     $       467,002
                                                     ===============     ===============

                  The following is a summary of information pertaining to impaired loans:
                                                                                              DECEMBER 31,
                                                                           ---------------------------------------------------
                                                                                 1999               1998            1997
                                                                           ---------------    ---------------  ---------------
                                                                                         (DOLLARS IN THOUSANDS)
                                                                           ---------------------------------------------------

                       Impaired loans without a valuation allowance        $            -     $            -   $         4,374
                       Impaired loans with a valuation allowance                     5,551              8,767            5,680
                                                                           ---------------    ---------------  ---------------
                       Total impaired loans                                $         5,551    $         8,767  $        10,054
                                                                           ===============    ===============  ===============

                       Valuation allowance related to impaired loans       $           953    $         1,846  $         1,060
                                                                           ===============    ===============  ===============

                                                                                      YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------------------
                                                                                 1999            1998              1997
                                                                          ---------------------------------  ---------------
                                                                                       (DOLLARS IN THOUSANDS)
                                                                          --------------------------------------------------

                       Average investment in impaired loans               $         6,447   $        12,730  $         7,686
                                                                          ===============   ===============  ===============
                       Interest income recognized on a cash
                          basis on impaired loans                         $           21    $           160  $           383
                                                                          ===============   ===============  ===============

                       Forgone interest income on impaired loans          $           593   $         1,160  $           610
                                                                          ===============   ===============  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.           LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

                  The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31, 1999 and 1998 are as follows:

                                                                                                    DECEMBER 31,
                                                                                           --------------------------------
                                                                                                1999              1998
                                                                                           --------------   ---------------
                                                                                               (DOLLARS IN THOUSANDS)
                                                                                           --------------------------------

                      BALANCE, BEGINNING OF YEAR                                           $       19,356   $        23,642
                         Advances                                                                  21,527            15,742
                         Repayments                                                             (13,031)          (17,935)
                         Transactions due to change(s) in related parties                          (395)           (2,093)
                                                                                           --------------   ---------------
                      BALANCE, END OF YEAR                                                 $       27,457   $        19,356
                                                                                           ==============   ===============

                  Changes in the allowance for loan losses for the years ended
                  December 31, 1999 , 1998, and 1997 are as follows:

                                                                                                 DECEMBER 31,
                                                                                   -----------------------------------------
                                                                                        1999           1998          1997
                                                                                   ------------   ------------  ------------
                                                                                            (DOLLARS IN THOUSANDS)
                                                                                   -----------------------------------------

                      BALANCE, BEGINNING OF YEAR                                   $     10,192   $      7,627  $      7,273
                         Provision charged to operations                                  2,154          5,505         2,731
                         Loans charged off                                             (3,733)        (4,030)       (3,338)
                         Recoveries                                                       1,282          1,090           961
                                                                                   ------------   ------------  ------------
                      BALANCE, END OF YEAR                                         $      9,895   $     10,192  $      7,627
                                                                                   ============   ============  ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.           PREMISES AND EQUIPMENT, NET

                  Major classifications of these assets are summarized as
                  follows:
                                                      DECEMBER 31,
                                              -----------------------------
                                                  1999             1998
                                              ------------     ------------
                                                 (DOLLARS IN THOUSANDS)
                                              -----------------------------

            Land                              $      4,903     $      4,454
            Buildings                               14,776           14,644
            Equipment                               15,977           15,182
            Construction in progress                 1,502              910
                                              ------------     ------------
                                                    37,158           35,190
            Accumulated depreciation                17,618           16,102
                                              ------------     ------------
                                              $     19,540     $     19,088
                                              ============     ============


NOTE 5.           EMPLOYEE BENEFIT PLANS

                  Prior to 1998, the Company and its subsidiaries maintained simplified employee pension plans for substantially all employees. These plans were SEP-IRA defined contribution plans. Contributions to these plans charged to expense during 1997 amounted to $1,093,000.

                  Effective January 1, 1998, the Company established two retirement plans to replace the simplified employee pension plans. The ABC Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The plan also provides for nonelective and discretionary contributions to be made at the sole discretion of the Company. The ABC Bancorp Money Purchase Pension Plan was established to supplement a participant's income upon retirement. The Plan is fully funded by the Company. The Plan provides for a fixed rate of contribution, currently 5%, of the participant's eligible compensation. The rate of contribution is established by the Compensation Committee of ABC Bancorp's Board of Directors. The Plan must be amended to change the fixed rate of 5% established by the Compensation Committee in December 1997. All full-time and part-time employees are eligible to participate in both plans provided they have met the eligibility requirements. Generally, a participant must have completed twelve months of employment with a minimum of 1,000 hours. Aggregate expense under the two plans charged to operations during 1999 and 1998 amounted to $707,000 and $644,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6.           DEFERRED COMPENSATION PLANS

                  The Company and two subsidiary banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected term of active employment. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Aggregate compensation expense under the plans were $70,000, $78,000 and $70,000 for 1999, 1998 and 1997, respectively, and is included in other operating expenses.


NOTE 7.           STOCK OPTION PLANS

                  the Company has two fixed stock option plans under which it has granted options to its Chief Executive Officer to purchase common stock at the fair market price on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1992 Plan, options to purchase 10,001 shares were granted. None of these options have been exercised, however, all of the options were exercisable as of December 31, 1999. Options under the 1992 Plan expire in 2002. Under the 1997 Plan, options to purchase 67,500 shares were granted. Options under the 1997 Plan are fully vested and are exercisable over a period of ten years subject to certain limitations as to aggregate fair market value (determined as of the date of the grant) of all options exercisable for the first time by the optionee during any calendar year (the "$100,000 Per-Year Limitation"). Under the 1997 Plan, options to purchase 25,350 shares were exercisable as of December 31, 1999.

                  At the annual meeting on April 15, 1997, the shareholders approved the ABC Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the "Omnibus Plan"). Awards granted under the Omnibus Plan may be in the form of Qualified or Nonqualified Stock Options, Restricted Stock, Stock Appreciation Rights ("SARS"), Long-Term Incentive Compensation Units consisting of a combination of cash and Common Stock, or any combination thereof within the limitations set forth in the Omnibus Plan. The Omnibus Plan provides that the aggregate number of shares of the Company's Common Stock which may be subject to award may not exceed 637,500 subject to adjustment in certain circumstances to prevent dilution. As of December 31, 1999, the Company has issued 69,396

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.           STOCK OPTION PLANS (CONTINUED)

                  restricted shares under the Omnibus Plan as compensation for certain key salaried employees. These shares carry dividend and voting rights. Sale of these shares is restricted prior to the date of vesting, which is three years from the date of the grant. Shares issued under this plan were recorded at their fair market value on the date of their grant with a corresponding charge to equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to this grant was $191,000 in 1999. In addition to the granting of restricted shares, options to purchase 81,650 shares of the Company's common stock have been granted under the Omnibus Plan as of December 31,1999.

                  A summary of the status of the three fixed plans at December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is as follows:

                                           ---------------------------- -------------------------  --------------------------
                                                      1999                        1998                       1997
                                           ---------------------------- -------------------------  --------------------------
                                                           WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                            AVERAGE                    AVERAGE                    AVERAGE
                                                           EXERCISE                   EXERCISE                    EXERCISE
                                              NUMBER         PRICE        NUMBER        PRICE        NUMBER        PRICE
                                           ------------- -------------- ------------ ------------  -----------  -------------

                 Under option, beginning
                    of the year                  115,966   $   12.18        77,501   $      10.45      10,001     $   4.50
                    Granted                       51,280       10.02        42,274          15.66      67,500        11.33
                    Exercised                         -           -             -              -          -            -
                    Forfeited                   (8,095)        13.74      (3,809)           15.66         -            -
                                           -------------                 ----------                  ---------
                 Under option, end of year       159,151       11.40       115,966          12.18      77,501        10.45
                                           =============                 ==========                 ==========

                 Exercisable at end of year       41,260                    26,651                     17,951
                                           =============                 ==========                 ==========

                 Weighted-average fair
                 value
                    per option of options
                    granted during year          $  2.97                  $   3.41                  $  3.42
                                           =============                 ==========                 ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.           STOCK OPTION PLANS (CONTINUED)

                  A further summary about options outstanding at December 31, 1999 is as follows:

                                        --------------------------------------------------  --------------------------------
                                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                        --------------------------------------------------  --------------------------------
                                                           WEIGHTED-         WEIGHTED-                         WEIGHTED-
                         RANGE OF                           AVERAGE           AVERAGE                           AVERAGE
                         EXERCISE          NUMBER         CONTRACTUAL         EXERCISE         NUMBER           EXERCISE
                          PRICES         OUTSTANDING     LIFE IN YEARS         PRICE         OUTSTANDING         PRICE
                      ---------------   --------------   ---------------   ---------------  --------------   ---------------
                      $          4.50           10,001               3.0   $          4.50          10,001   $          4.50
                                11.33           67,500               7.3             11.33          25,350             11.33
                                15.94           27,325               8.0             15.94           4,709             15.94
                                14.17            6,000               8.3             14.17           1,200             14.17
                                10.39              600               9.9             10.39              -                 -
                                 9.90           27,325               9.9              9.90              -                 -
                                10.11           18,000               9.7             10.11              -                 -
                                10.83            2,400               9.1             10.83              -                 -
                                        --------------                                      --------------
                                               159,151              7.94             11.40          41,260             10.42
                                        ==============                                      ==============

                  As permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recognized no compensation cost under the fixed stock option plan for the years ended December 31, 1999, 1998 and 1997. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and net income per share would have been reduced as follows:

                                         -------------------------------------------------------------------------------------
                                                                             DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                                    1999                         1998                         1997
                                         ---------------------------  ---------------------------  ---------------------------
                                                          BASIC                        BASIC                        BASIC
                                            NET        NET INCOME         NET       NET INCOME         NET        NET INCOME
                                           INCOME       PER SHARE       INCOME       PER SHARE       INCOME       PER SHARE
                                         -----------  --------------  ------------ --------------  ------------  -------------

                  As reported            $     8,956  $         1.03  $      6,913 $         0.79  $      7,446  $        0.86
                  Stock based
                     compensation,
                     net of related
                     tax effect                (13)               -          (18)              -         (153)         (0.02)
                                         -----------  --------------  ------------ --------------  ------------  -------------
                  As adjusted            $     8,943  $         1.03  $      6,895 $         0.79  $      7,293  $        0.84
                                         ===========  ==============  ============ ==============  ============  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.           STOCK OPTION PLANS (CONTINUED)

                                        --------------------------------------------------------------------------------------
                                                                            DECEMBER 31,
                                        --------------------------------------------------------------------------------------
                                                   1999                          1998                         1997
                                        ---------------------------   ---------------------------  ---------------------------
                                                        DILUTED                       DILUTED                      DILUTED
                                            NET        NET INCOME         NET       NET INCOME         NET       NET INCOME
                                          INCOME       PER SHARE        INCOME       PER SHARE       INCOME       PER SHARE
                                        ------------  -------------   ------------ --------------  ------------ --------------

                  As reported           $      8,956  $        1.03   $      6,913 $         0.79  $      7,446 $         0.85
                  Stock based
                     compensation,
                     net of related
                     tax effect                (13)              -           (18)              -         (153)         (0.02)
                                        ------------  -------------   ------------ --------------  ------------ --------------
                  As adjusted           $      8,943  $        1.03   $      6,895 $         0.79  $      7,293 $         0.83
                                        ============  =============   ============ ==============  ============ ==============

                  The fair value of the options granted in 1999 was based upon the discounted value of future cash flows of the options using the following assumptions:

                     Risk-free interest rate                                                                     6.72%
                     Expected life of the options                                                             10 years
                     Expected dividends (as a percent of the fair value of the stock)                            3.18%
                     Expected volatility                                                                        22.49%


NOTE 8.           DEPOSITS

                  At December 31, 1999, the scheduled maturities of time deposits are as follows:

                                                                   (DOLLARS IN
                                                                   THOUSANDS)
                                                                   ------------

                      2000                                         $    288,013
                      2001                                               30,035
                      2002                                                9,173
                      2003                                                6,957
                      2004                                                2,915
                      Later years                                           66
                                                                   ------------
                                                                   $    337,159
                                                                   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.           OTHER BORROWINGS

                  Other borrowings consist of the following:

                                                                                                          DECEMBER 31,
                                                                                                   ---------------------------
                                                                                                       1999           1998
                                                                                                   ------------   ------------
                                                                                                     (DOLLARS IN THOUSANDS)
                                                                                                   ---------------------------

                     Advances under revolving credit agreement with SunTrust Bank with             $      2,500   $      2,500
                        interest at the three month LIBOR rate plus .9% (6.90%
                        at December 31, 1999) due on March 31, 2000; unsecured.
                     Advances from Federal Home Loan Bank with interest at adjustable                    25,350          6,000
                        rates (ranging from  4.55% to 6.71% at December 31, 1999) due at various dates from January 27, 2000 to March 21, 2002.
                     Advance from Federal Home Loan Bank with interest at a fixed rate                      300            350
                        (6.48% at December 31, 1998) due in annual installments of
                        $50,000 through June 5, 2005.
                     Advances from Federal Home Loan Bank with interest at a fixed rate                  15,000          3,000
                        (ranging from 5.63% to 5.98%) due at various dates from
                        January 31, 2000 to June 15, 2000.
                     Advances from Federal Home Loan Bank with interest at a fixed rate                  23,000             -
                        (ranging from 5.07% to 5.52%), convertible to a variable rate at option ofcallable by the Federal Home Loan Bank
                         of Federal Home Loan Bank in 2000, due at various dates
                        from April 2, 2003 to October 29, 2009.
                                                                                                   ------------   ------------
                                                                                                   $     66,150   $     11,850
                                                                                                   ============   ============

                  The advances from the Federal Home Loan Bank are collateralized by the pledging of first mortgage loans and other specific loans. One subsidiary bank had pledged mortgage-backed securities having an aggregate market value of approximately $1,513,000, at December 31, 1998. There were no securities pledged in 1999 for advances from the Federal Home Loan Bank.

                  Other borrowings at December 31, 1999 have maturities in future years as follows:

                                                          (DOLLARS IN
                                                           THOUSANDS)
                                                          -------------

                      2000                                $      41,900
                      2001                                          50
                      2002                                        1,050
                      2003                                        3,050
                      2004                                          50
                      Later years                                20,050
                                                          -------------
                                                          $      66,150
                                                          =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10.          INCOME TAXES

                  The income tax expense in the consolidated statements of income consists of the following:

                                             YEARS ENDED DECEMBER 31,
                                    -------------------------------------------
                                        1999            1998            1997
                                    -----------     -----------     -----------
                                              (DOLLARS IN THOUSANDS)
                                    -------------------------------------------

                       Current      $     4,378     $     3,905     $     3,568
                       Deferred           (87)         (1,170)           (449)
                                    -----------     -----------     -----------
                                    $     4,291     $     2,735     $     3,119
                                    ===========     ===========     ===========

                  The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------------------
                                                                  1999                    1998                    1997
                                                          --------------------    --------------------   ---------------------
                                                           AMOUNT     PERCENT      AMOUNT     PERCENT     AMOUNT     PERCENT
                                                          ----------  --------    ----------  --------   ----------  ---------
                                                                                (DOLLARS IN THOUSANDS)
                                                          --------------------------------------------------------------------

                 Tax provision at statutory rate          $    4,504    34 %      $    3,280    34 %     $    3,592     34 %
                    Increase (decrease) resulting from:
                       Tax-exempt interest                    (392)    (3)            (407)    (4)           (439)     (4)
                       Amortization of excess
                         cost over assets acquired               167     1               167     1              167      2
                       Tax-exempt life insurance proceeds         -      -            (408)    (4)               -       -
                       Changes in valuation
                         allowance for deferred taxes             -      -                -      -            (94)     (1)
                       Other                                     12      -               103     1           (107)     (1)
                                                          ----------  --------    ----------  --------   ----------  ---------
                 Provision for  income taxes              $    4,291    32 %      $    2,735    28 %     $    3,119     30 %
                                                          ==========  ========    ==========  ========   ==========  =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10.          INCOME TAXES (CONTINUED)

                  Net deferred income tax assets of $3,981,000 and $2,952,000 at December 31, 1999 and 1998, respectively, are included in other assets. The components of deferred income taxes are as follows:

                                                                                                       DECEMBER 31,
                                                                                                ----------------------------
                                                                                                    1999            1998
                                                                                                ------------    ------------
                                                                                                  (DOLLARS IN THOUSANDS)
                                                                                                ----------------------------
                      DEFERRED TAX ASSETS:
                         Loan loss reserves                                                     $      3,040    $      2,902
                         Deferred compensation                                                           171             196
                         Unearned compensation related to restricted stock                               66               -
                         Nonaccrual interest                                                             193             337
                         Other                                                                            -               2
                         Net operating loss tax carryforward                                             188             213
                         Unrealized loss on securities available for sale                                776              -
                                                                                                ------------    ------------
                                                                                                       4,434           3,650
                                                                                                ------------    ------------
                      DEFERRED TAX LIABILITIES:
                         Deprecation and amortization                                                    453             532
                         Unrealized gain on securities available for sale                                 -              166
                                                                                                ------------    ------------
                                                                                                         453             698
                                                                                                ------------    ------------

                      NET DEFERRED TAX ASSETS                                                   $      3,981    $      2,952
                                                                                                ============    ============

NOTE 11.          EARNINGS PER COMMON SHARE

                  The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share. All amounts are presented in thousands, except per share amounts.

                                                                     -------------------------------------------------------
                                                                                  YEAR ENDED DECEMBER 31, 1999
                                                                     -------------------------------------------------------
                                                                          INCOME            SHARES            PER SHARE
                                                                       (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                                     -----------------  ----------------   -----------------
                    BASIC EARNINGS PER SHARE
                    Net income                                       $           8,956             8,702   $            1.03
                                                                                                           =================

                    EFFECT OF DILUTIVE SECURITIES
                    Stock options                                                   -                 9
                                                                     -----------------  ----------------

                    DILUTIVE EARNINGS PER SHARE
                    Net income                                       $           8,956             8,711   $            1.03
                                                                     =================  ================   =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11.          EARNINGS PER COMMON SHARE (CONTINUED)

                                                                     -------------------------------------------------------
                                                                                  YEAR ENDED DECEMBER 31, 1998
                                                                     -------------------------------------------------------
                                                                          INCOME            SHARES            PER SHARE
                                                                       (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                                     -----------------  ----------------   -----------------

                    Basic earnings per share
                    Net income                                       $           6,913             8,699   $            0.79
                                                                                                           =================

                    Effect of Dilutive Securities
                    Stock options                                                   -                14
                                                                     -----------------  ----------------

                    Dilutive earnings per share
                    Net income                                       $           6,913             8,713   $            0.79
                                                                     =================  ================   =================


                                                                     -------------------------------------------------------
                                                                                  YEAR ENDED DECEMBER 31, 1997
                                                                     -------------------------------------------------------
                                                                          INCOME            SHARES            PER SHARE
                                                                       (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                                     -----------------  ----------------   -----------------

                    Basic earnings per share
                    Net income                                       $           7,446             8,702   $            0.86
                                                                                                           =================

                    Effect of Dilutive Securities
                    Stock options                                                   -                15
                                                                     -----------------  ----------------

                    Dilutive earnings per share
                    Net income                                       $           7,446             8,717   $            0.85
                                                                     =================  ================   =================

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
                                                    DECEMBER 31,
                                            ------------------------------
                                                 1999             1998
                                            -------------    -------------
                                               (DOLLARS IN THOUSANDS)
                                            ------------------------------

          Commitments to extend credit      $      84,150    $      80,861
          Credit card commitments                   9,162            7,866
          Standby letters of credit                 3,415            2,761
                                            -------------    -------------
                                            $      96,727    $      91,488
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

                  The Company has a concentration of funds on deposit at its primary correspondent banks at December 31, 1999, as follows:

                      Noninterest-bearing accounts         $        26,443,000
                      Interest-bearing accounts                     29,702,000
                                                           -------------------
                                                           $        56,145,000
                                                           ===================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14. REGULATORY MATTERS

                  The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, approximately $6,880,000 of retained earnings were available for dividend declaration without regulatory approval.

                  The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

                  Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Banks meet all capital adequacy requirements to which it is subject.

                  As of December 31, 1999, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14. REGULATORY MATTERS (CONTINUED)

                  The Banks' actual capital amounts and ratios are presented in the following table.

                                                                                                           TO BE WELL
                                                                                 FOR CAPITAL            CAPITALIZED UNDER
                                                                                   ADEQUACY             PROMPT CORRECTIVE
                                                         ACTUAL                    PURPOSES             ACTION PROVISIONS
                                                -------------------------  ------------------------- ------------------------
                                                  AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                                ------------  -----------  ------------  ----------- ------------  ----------
                                                                           (DOLLARS IN THOUSANDS)
                                                -----------------------------------------------------------------------------
             AS OF DECEMBER 31, 1999
             TOTAL CAPITAL
                 TO RISK WEIGHTED ASSETS:
                CONSOLIDATED                    $     76,167      14.37%   $     42,402       8.00%      - - -N/A - - -
                AMERICAN BANKING COMPANY        $     13,533      13.45%   $      8,049       8.00%  $     10,062     10.00%
                HERITAGE COMMUNITY BANK         $      4,443      12.07%   $      2,945       8.00%  $      3,682     10.00%
                BANK OF THOMAS COUNTY           $      3,232      13.52%   $      1,912       8.00%  $      2,390     10.00%
                CITIZENS SECURITY BANK          $     12,771      15.14%   $      6,747       8.00%  $      8,433     10.00%
                CAIRO BANKING COMPANY           $      6,829      15.61%   $      3,501       8.00%  $      4,376     10.00%
                SOUTHLAND BANK                  $     14,398      12.11%   $      9,511       8.00%  $     11,889     10.00%
                CENTRAL BANK AND TRUST          $      5,429      14.72%   $      2,950       8.00%  $      3,687     10.00%
                FIRST NATIONAL BANK OF
                   SOUTH GEORGIA                $      5,681      11.20%   $      4,058       8.00%  $      5,073     10.00%
                MERCHANTS AND FARMERS BANK      $      4,110      12.27%   $      2,680       8.00%  $      3,350     10.00%
             TIER I CAPITAL
                TO RISK WEIGHTED ASSETS:
                CONSOLIDATED                    $     69,501      13.11%   $     21,201       4.00%      - - -N/A - - -
                AMERICAN BANKING COMPANY        $     12,269      12.19%   $      4,025       4.00%  $      6,037      6.00%
                HERITAGE COMMUNITY BANK         $      3,982      10.82%   $      1,473       4.00%  $      2,209      6.00%
                BANK OF THOMAS COUNTY           $      2,932      12.27%   $        956       4.00%  $      1,434      6.00%
                CITIZENS SECURITY BANK          $     11,709      13.88%   $      3,373       4.00%  $      5,060      6.00%
                CAIRO BANKING COMPANY           $      6,272      14.33%   $      1,750       4.00%  $      2,625      6.00%
                SOUTHLAND BANK                  $     13,389      10.85%   $      4,935       4.00%  $      7,402      6.00%
                CENTRAL BANK AND TRUST          $      4,963      13.46%   $      1,475       4.00%  $      2,212      6.00%
                FIRST NATIONAL BANK OF
                   SOUTH GEORGIA                $      5,047       9.95%   $      2,029       4.00%  $      3,044      6.00%
                MERCHANTS AND FARMERS BANK      $      3,690      11.02%   $      1,340       4.00%  $      2,010      6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14. REGULATORY MATTERS (CONTINUED)

                                                                                                           TO BE WELL
                                                                                FOR CAPITAL            CAPITALIZED UNDER
                                                                                  ADEQUACY             PROMPT CORRECTIVE
                                                        ACTUAL                    PURPOSES             ACTION PROVISIONS
                                                ------------------------  ------------------------- -------------------------
                                                  AMOUNT       RATIO         AMOUNT       RATIO        AMOUNT        RATIO
                                                -----------  -----------  ------------- ----------- -------------  ----------
                                                                           (DOLLARS IN THOUSANDS)
                                                -----------------------------------------------------------------------------
             AS OF DECEMBER 31, 1999
                (CONTINUED)
             TIER I CAPITAL
                TO AVERAGE ASSETS:
                CONSOLIDATED                    $    69,501       9.16%   $      30,350      4.00%      - - - N/A - - -
                AMERICAN BANKING COMPANY        $    12,269       8.66%   $       5,667      4.00%  $       7,084      5.00%
                HERITAGE COMMUNITY BANK         $     3,982       7.62%   $       2,090      4.00%  $       2,613      5.00%
                BANK OF THOMAS COUNTY           $     2,932       8.20%   $       1,430      4.00%  $       1,788      5.00%
                CITIZENS SECURITY BANK          $    11,709       8.30%   $       5,643      4.00%  $       7,054      5.00%
                CAIRO BANKING COMPANY           $     6,272       8.30%   $       3,023      4.00%  $       3,778      5.00%
                SOUTHLAND BANK                  $    13,389       7.52%   $       7,122      4.00%  $       8,902      5.00%
                CENTRAL BANK AND TRUST          $     4,963       8.70%   $       2,282      4.00%  $       2,853      5.00%
                FIRST NATIONAL BANK OF
                   SOUTH GEORGIA                $     5,047       8.49%   $       2,378      4.00%  $       2,972      5.00%
                MERCHANTS AND FARMERS BANK      $     3,690       7.76%   $       1,902      4.00%  $       2,378      5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14. REGULATORY MATTERS (CONTINUED)

                                                                                                            TO BE WELL
                                                                                 FOR CAPITAL            CAPITALIZED UNDER
                                                                                   ADEQUACY             PROMPT CORRECTIVE
                                                         ACTUAL                    PURPOSES             ACTION PROVISIONS
                                                -------------------------  ------------------------- -------------------------
                                                  AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                                ------------  -----------  ------------  ----------- -------------  ----------
                                                                           (DOLLARS IN THOUSANDS)
                                                ------------------------------------------------------------------------------
             As of December 31, 1998
             Total Capital
                 to Risk Weighted Assets:
                Consolidated                    $     68,529      14.67%   $     37,361       8.00%      - - - N/A - - -
                American Banking Company        $     12,453      13.64%   $      7,306       8.00%  $       9,132     10.00%
                Heritage Community Bank         $      4,092      13.92%   $      2,353       8.00%  $       2,941     10.00%
                Bank of Thomas County           $      2,956      12.03%   $      1,966       8.00%  $       2,457     10.00%
                Citizens Security Bank          $     11,150      16.08%   $      5,547       8.00%  $       6,934     10.00%
                Cairo Banking Company           $      8,029      18.73%   $      3,429       8.00%  $       4,287     10.00%
                Southland Bank                  $     12,797      12.61%   $      8,118       8.00%  $      10,147     10.00%
                Central Bank and Trust          $      4,891      13.29%   $      2,945       8.00%  $       3,681     10.00%
                First National Bank of
                   South Georgia                $      4,688      11.20%   $      3,347       8.00%  $       4,184     10.00%
                Merchants and Farmers Bank      $      3,745      13.27%   $      2,258       8.00%  $       2,823     10.00%
             Tier I Capital
                to Risk Weighted Assets:
                Consolidated                    $     62,637      13.41%   $     18,681       4.00%      - - - N/A - - -
                American Banking Company        $     11,304      12.38%   $      3,653       4.00%  $       5,479      6.00%
                Heritage Community Bank         $      3,723      12.66%   $      1,176       4.00%  $       1,764      6.00%
                Bank of Thomas County           $      2,644      10.76%   $        983       4.00%  $       1,474      6.00%
                Citizens Security Bank          $     10,276      14.82%   $      2,773       4.00%  $       4,160      6.00%
                Cairo Banking Company           $      7,483      17.46%   $      1,715       4.00%  $       2,572      6.00%
                Southland Bank                  $     11,520      11.35%   $      4,059       4.00%  $       6,088      6.00%
                Central Bank and Trust          $      4,420      12.01%   $      1,472       4.00%  $       2,209      6.00%
                First National Bank of
                   South Georgia                $      4,164       9.95%   $      1,674       4.00%  $       2,510      6.00%
                Merchants and Farmers Bank      $      3,391      12.01%   $      1,129       4.00%  $       1,694      6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14. REGULATORY MATTERS (CONTINUED)

                                                                                                           TO BE WELL
                                                                                FOR CAPITAL            CAPITALIZED UNDER
                                                                                  ADEQUACY             PROMPT CORRECTIVE
                                                        ACTUAL                    PURPOSES             ACTION PROVISIONS
                                                ------------------------  ------------------------- -------------------------
                                                  AMOUNT       RATIO         AMOUNT       RATIO        AMOUNT        RATIO
                                                -----------  -----------  ------------- ----------- -------------  ----------
                                                                           (DOLLARS IN THOUSANDS)
                                                -----------------------------------------------------------------------------
             As of December 31, 1998
                (Continued)
             Tier I Capital
                to Average Assets:
                Consolidated                    $    62,637       8.95%   $      27,994      4.00%       - - -N/A - - -
                American Banking Company        $    11,304       8.58%   $       5,270      4.00%  $       6,587      5.00%
                Heritage Community Bank         $     3,723       8.62%   $       1,728      4.00%  $       2,160      5.00%
                Bank of Thomas County           $     2,644       7.16%   $       1,477      4.00%  $       1,846      5.00%
                Citizens Security Bank          $    10,276       8.02%   $       5,125      4.00%  $       6,407      5.00%
                Cairo Banking Company           $     7,483      10.19%   $       2,937      4.00%  $       3,672      5.00%
                Southland Bank                  $    11,520       6.95%   $       6,630      4.00%  $       8,288      5.00%
                Central Bank and Trust          $     4,420       7.50%   $       2,357      4.00%  $       2,947      5.00%
                First National Bank of
                   South Georgia                $     4,164       7.60%   $       2,192      4.00%  $       2,739      5.00%
                Merchants and Farmers Bank      $     3,391       7.75%   $       1,750      4.00%  $       2,188      5.00%


NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                  The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

                  CASH, DUE FROM BANKS, INTEREST BEARING DEPOSITS, AND FEDERAL FUNDS SOLD:

                     The carrying amounts of cash, due from banks, interest bearing deposits, and Federal funds sold approximate their fair value.

                  AVAILABLE FOR SALE AND HELD TO MATURITY SECURITIES:

                     Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

                  LOANS:

                     For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or underlying collateral values.

                  DEPOSITS:

                     The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using interest rates currently being offered on certificates.

                  OTHER BORROWINGS:

                     For variable-rate borrowings that reprice frequently, fair values are based on carrying values. For fixed-rate borrowings, the fair values are estimated using discounted cash flow models, using interest rates currently being offered for borrowings with similar terms.

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

                     The carrying value and estimated fair value of the Company's financial instruments were as follows:

                                                                         DECEMBER 31, 1999              DECEMBER 31, 1998
                                                                     ---------------------------    ---------------------------
                                                                      CARRYING         FAIR           CARRYING         FAIR
                                                                       AMOUNT          VALUE           AMOUNT          VALUE
                                                                     ------------   ------------    ------------   ------------
                                                                                      (DOLLARS IN THOUSANDS)
                                                                     ----------------------------------------------------------
                      Financial assets:
                         Cash and short-term investments             $       80,130 $       80,130  $      56,475   $      56,475
                                                                     ============== ==============  =============   =============
                         Investments in securities                   $      143,538 $      143,538  $     154,546   $     155,258
                                                                     ============== ==============  =============   =============

                         Loans                                       $      530,225 $      529,093  $     477,194   $     474,259
                         Allowance for loan losses                         (9,895)              -       (10,192)               -
                                                                     -------------- --------------  -------------   -------------
                                    Loans, net                       $      520,330 $      529,093  $     467,002   $     474,259
                                                                     ============== ==============  =============   =============

                      Financial liabilities:
                         Noninterest-bearing demand                  $      103,279 $      103,279  $      99,957   $      99,957
                         Interest-bearing demand                            147,561        147,561        132,527         132,527
                         Savings                                             52,659         52,659         59,719          59,719
                         Time deposits                                      337,159        336,717        341,122         343,893
                                                                     -------------- --------------  -------------   -------------
                                    Total deposits                   $      640,658 $      640,216  $     633,325   $     636,096
                                                                     ============== ==============  =============   =============

                      Federal funds purchased and securities
                         sold under agreements to repurchase         $          397 $          397  $         883   $         883
                                                                     ============== ==============  =============   =============

                      Other borrowings                               $       66,150 $       64,625  $     11,850   $      11,958
                                                                     ============== ==============  =============   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16. CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
                  (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                    1999             1998
                                                                                                ------------     ------------
                      ASSETS
                         Cash                                                                   $      2,102     $      2,747
                         Interest bearing deposits in banks                                            1,200               -
                         Investment in subsidiaries                                                   69,162           66,201
                         Other assets                                                                  7,672            6,544
                                                                                                ------------     ------------

                                    Total assets                                                $     80,136     $     75,492
                                                                                                ============     ============


                      LIABILITIES
                         Other borrowings                                                       $      2,500     $      2,500
                         Other liabilities                                                             1,620            1,158
                                                                                                ------------     ------------

                                    Total liabilities                                                  4,120            3,658
                                                                                                ------------     ------------

                      STOCKHOLDERS' EQUITY                                                            76,016           71,834
                                                                                                ------------     ------------

                                    Total liabilities and stockholders' equity                  $     80,136     $     75,492
                                                                                                ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16. CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
                  (PARENT COMPANY ONLY) (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                    1999             1998            1997
                                                                                 ------------    ------------    ------------
                   INCOME
                      Dividends from subsidiaries                                $      5,582    $      8,942    $      7,911
                      Interest                                                            94              69              63
                      Fee income                                                        6,804           6,702           5,392
                      Other income                                                        967             962             446
                                                                                 ------------    ------------    ------------
                                 Total income                                          13,447          16,675          13,812
                                                                                 ------------    ------------    ------------

                   EXPENSE
                      Interest                                                            170             223             353
                      Amortization and depreciation                                       721             636             567
                      Other expense                                                     7,990           7,597           6,771
                                                                                 ------------    ------------    ------------
                                 Total expense                                          8,881           8,456           7,691
                                                                                 ------------    ------------    ------------

                                 Income before income tax benefits
                                          and equity in undistributed earnings
                                          (distributions in excess of earnings)
                                          of subsidiaries                               4,566           8,219           6,121

                   INCOME TAX BENEFITS                                                    200             77              828
                                                                                 ------------    ------------    ------------

                                 Income before equity in undistributed earnings
                                          (distributions in excess of earnings)
                                          of subsidiaries                               4,766           8,296           6,949

                   EQUITY IN UNDISTRIBUTED EARNINGS (DISTRIBUTIONS IN EXCESS
                      OF EARNINGS) OF SUBSIDIARIES                                      4,190        (1,383)              497
                                                                                 ------------    ------------    ------------

                                 Net income                                      $      8,956    $      6,913    $      7,446
                                                                                 ============    ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16. CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
                  (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                    1999             1998            1997
                                                                                -------------   -------------   -------------
                    OPERATING ACTIVITIES
                       Net income                                               $       8,956   $       6,913   $       7,446
                                                                                -------------   -------------   -------------
                       Adjustments to reconcile net income to net cash provided
                          by operating activities:
                          Depreciation and amortization                                   408             276             208
                          Amortization of intangible assets                               313             360             359
                          Amortization of compensation expense                            191              -               -
                          Distributions in excess of earnings
                            (undistributed earnings) of subsidiaries                 (4,190)            1,383          (497)
                          (Increase) decrease in interest receivable                     (2)               -               6
                          Increase (decrease) in interest payable                        (1)            (82)              79
                          Increase (decrease) in taxes payable                            866          (812)              199
                          Provision for deferred taxes                                 (104)              47           (231)
                          (Increase) decrease in due from subsidiaries                    29            (79)              136
                          Other prepaids, deferrals and accruals, net                  (312)              102             51
                                                                                -------------   -------------   -------------
                                  Total adjustments                                  (2,802)            1,195             310
                                                                                -------------   -------------   -------------

                                  Net cash provided by operating activities             6,154           8,108           7,756
                                                                                -------------   -------------   -------------

                    INVESTING ACTIVITIES
                       Increase in interest-bearing deposits in banks                (1,200)               -               -
                       Purchases of premises and equipment                           (1,792)         (1,458)           (935)
                       Contribution of capital to subsidiary bank                      (600)           (350)         (4,200)
                       Purchase of securities available for sale                       (221)               -               -
                       Proceeds from maturities of securities held to maturity             -               -              200
                                                                                -------------   -------------   -------------

                                  Net cash used in investing activities              (3,813)         (1,808)         (4,935)
                                                                                -------------   -------------   -------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16. CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
                  (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                    1999             1998            1997
                                                                                 ------------    ------------    ------------
                    FINANCING ACTIVITIES
                       Repayment of other borrowings                             $         -     $   (2,500)     $         -
                       Treasury stock transactions, net                                 (88)           (415)               -
                       Purchase of fractional shares                                       -               -             (7)
                       Dividends paid                                                (2,898)         (2,900)         (2,633)
                                                                                 ------------    ------------    ------------

                                  Net cash used in financing activities              (2,986)         (5,815)         (2,640)
                                                                                 ------------    ------------    ------------

                    Net increase (decrease) in cash                                    (645)              485             181

                    Cash at beginning of year                                           2,747           2,262           2,081
                                                                                 ------------    ------------    ------------

                    Cash at end of year                                          $      2,102    $      2,747    $      2,262
                                                                                 ============    ============    ============

                    SUPPLEMENTAL DISCLOSURE OF
                       CASH FLOW INFORMATION
                       Cash paid during the year for interest                    $        171    $        305    $        274

                                      F-40