Form 10-Q
period 2000-03-31
ABC BANCORP
filed 2000-05-11
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 2000
                                         ---------------
                                      OR

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-16181
                                                 -------


                                  ABC BANCORP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               GEORGIA                                58-1456434
        ----------------------------             ---------------------
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

There were 8,586,067 shares of Common Stock outstanding as of March 31, 2000.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                         Page
-----                                                        ----

1.  Financial Statements

         Consolidated Balance Sheets                          3

         Consolidated Statements of Income
           & Comprehensive Income                             4

         Consolidated Statements of Cash Flows                5

         Notes to Consolidated Financial Statements           6

2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                     7


3.  Quantitative and Qualitative Disclosures about
      Market Risk                                            13


PART II - OTHER INFORMATION

4.  Submission of Matters to a Vote of
      Securities Holders                                     14

6.  Exhibits and Reports on Form 8-K                         14

    Signature                                                15

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                   Mar 31                      Dec 31
                                                                    2000                        1999
                                                            ------------------          ------------------
Assets
------
Cash and due from banks                                          $ 38,684                    $ 80,130
Securities available for sale, at fair value                      148,790                     143,538
Securities held to maturity, at cost                                    0                           0

Loans                                                             553,235                     530,225
Less allowance for loan losses                                     10,214                       9,895
                                                                 --------                    --------
             Loans, net                                           543,021                     520,330
                                                                 --------                    --------

Premises and equipment, net                                        19,819                      19,540
Other assets                                                       21,839                      25,922
                                                                 --------                    --------
                                                                 $772,153                    $789,460
                                                                 ========                    ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest-bearing demand                                     $ 90,452                    $103,279
  Interest-bearing demand                                         150,274                     147,561
  Savings                                                          53,810                      52,659
  Time, $100,000 and over                                         108,672                      95,282
  Other time                                                      249,670                     241,877
                                                                 --------                    --------
            Total deposits                                        652,878                     640,658
Federal funds purchased & securities sold under
    repurchase agreements                                             487                         397
Other borrowings                                                   36,917                      66,150
Other liabilities                                                   6,356                       6,239
                                                                 --------                    --------
            Total liabilities                                     696,638                     713,444
                                                                 --------                    --------


Stockholders' equity
--------------------
  Common stock, par value $1;  15,000,000 shares authorized
    9,134,090 and 9,098,690 shares issued                           9,134                       9,099
  Surplus                                                          29,202                      28,854
  Retained earnings                                                43,733                      42,188
  Accumulated other comprehensive income                           (1,895)                     (1,507)
  Unearned Comp-Grants                                               (849)                       (560)
                                                                 --------                    --------
                                                                   79,325                      78,074
  Less cost of shares acquired for the treasury, 548,023
      and 374,823 shares                                           (3,810)                     (2,058)
                                                                 --------                    --------
            Total stockholders' equity                             75,515                      76,016
                                                                 --------                    --------
                                                                 $772,153                    $789,460
                                                                 ========                    ========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (Dollars in Thousands)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                    2000                        1999
                                                                 ----------                  ----------
Interest income
   Interest and fees on loans                                    $   13,650                  $   12,095
   Interest on taxable securities                                     2,029                       1,974
   Interest on nontaxable securities                                    241                         271
   Interest on deposits in other banks                                  243                         191
                                                                 ----------                  ----------
                                                                     16,163                      14,531
                                                                 ----------                  ----------
Interest expense
   Interest on deposits                                               5,892                       5,700
   Interest on other borrowings                                         683                         211
                                                                 ----------                  ----------
                                                                      6,575                       5,911
                                                                 ----------                  ----------

                 Net interest income                                  9,588                       8,620
Provision for loan losses                                               378                         532
                                                                 ----------                  ----------
                 Net interest income after provision
                     for loans losses                                 9,210                       8,088
                                                                 ----------                  ----------
Other income
   Service charges on deposit accounts                                1,446                       1,281
   Other service charges, commissions and fees                          522                         654
   Other                                                                 48                          56
   Loss on sale of securities                                             -                           -
                                                                 ----------                  ----------
                                                                      2,016                       1,991
                                                                 ----------                  ----------
Other expense
   Salaries and employee benefits                                     4,183                       3,790
   Equipment and occupancy expense                                    1,025                       1,109
   Other operating expenses                                           2,476                       1,980
                                                                 ----------                  ----------
                                                                      7,684                       6,879
                                                                 ----------                  ----------

                 Income before income taxes                           3,542                       3,200

Applicable income taxes                                               1,137                       1,066
                                                                 ----------                  ----------
                 Net income                                      $    2,405                  $    2,134
                                                                 ==========                  ==========

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period,
      net of tax                                                 $     (388)                 $     (205)
                                                                 ----------                  ----------
                 Comprehensive income                            $    2,017                  $    1,929
                                                                 ==========                  ==========

Income per common share-Basic                                    $     0.28                  $     0.25
                                                                 ==========                  ==========

Income per common share-Diluted                                  $     0.28                  $     0.25
                                                                 ==========                  ==========

Average shares outstanding                                        8,552,854                   8,686,769
                                                                 ==========                  ==========
See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (Dollars in Thousands)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                    2000                        1999
                                                                 ----------                  ----------
OPERATING ACTIVITIES
  Net Income                                                     $    2,405                  $    2,134
                                                                 ----------                  ----------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                       509                         556
     Provision for loan losses                                          378                         532
     Amortization of intangible assets                                  210                         213
     Other prepaids, deferrals and accruals, net                      4,284                       4,833
                                                                 ----------                  ----------
         Total adjustments                                            5,381                       6,134
                                                                 ----------                  ----------

         Net cash provided by operating activities                    7,786                       8,268
                                                                 ----------                  ----------

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities                   1,288                      40,139
  Purchase of investment securities                                  (7,127)                    (35,750)
  Increase in loans                                                 (23,069)                     (9,259)
  Purchase of premises and equipment                                   (788)                       (648)
                                                                 ----------                  ----------

         Net cash used in investing activities                      (29,696)                     (5,518)
                                                                 ----------                  ----------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                12,220                     (19,897)
  Net increase (decrease) in repurchase agreements                       90                        (597)
  Increase (decrease) in long-term borrowings                        15,000                      (2,000)
  Increase (decrease) in other borrowings                           (44,233)                      4,120
  Dividends paid                                                       (861)                       (725)
  Purchase treasury stock                                            (1,752)                        (88)
                                                                 ----------                  ----------

         Net cash used in financing activities                      (19,536)                    (19,187)
                                                                 ----------                  ----------

  Net increase (decrease) in cash and due from banks                (41,446)                    (16,437)

  Cash and due from banks at beginning of period                     80,130                      56,475
                                                                 ----------                  ----------

  Cash and due from banks at end of period                       $   38,684                  $   40,038
                                                                 ==========                  ==========
See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC Bancorp and its subsidiaries (the "Company") to meet those needs. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary banks (the "Banks") maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

  The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company's and the Banks' liquidity ratios at March 31, 2000 were considered satisfactory. At that date, the Banks' short term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the three months ended March 31, 2000, total capital decreased $501,000 to $75,515,000. This decrease in capital resulted from the retention of net earnings of $1,545,000 (after deducting dividends to shareholders of $860,000), less $1,752,000 for the purchase of 173,200 shares acquired for the treasury, plus $94,000 accrual for award grants, and an increase of approximately $388,000 in unrealized losses on securities available for sale, net of taxes.

  At March 31, 2000, ABC had no binding commitments for capital expenditures. The Company anticipates that approximately $1,255,000 will be required for capital expenditures during the remainder of 2000. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

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

Comparison of Statements of Income

  The net interest margin was 5.55% and 5.39% during the three months ended March 31, 2000 and 1999, respectively, an increase of 16 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

  Net interest income on a taxable-equivalent basis was $9.8 million as compared to $8.8 million during the three months ended March 31, 2000 and 1999, respectively, representing an increase of 11.4%.

  The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $378,000 and $532,000 during the three months ended March 31, 2000 and 1999, respectively, a decrease of $154,000, or 28.9%.

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

  The allowance for loan losses was 1.85% and 1.87% of total loans outstanding at March 31, 2000 and December 31, 1999. As of March 31, 2000, nonperforming assets were $6,155,000 compared to $6,086,000 in nonperforming assets as of December 31, 1999. Management considers the allowance for loan losses as of March 31, 2000 adequate to cover potential losses in the loan portfolio.

  Following is a comparison of noninterest income for the three months ended March 31, 2000 and 1999 (dollars in thousands).


                                              Three Months Ended
                                       ---------------------------------
                                       March 31, 2000      March 31,1999
                                       --------------      -------------
Service charges on deposits                 $1,446            $1,281
Other service charges,
  commissions & fees                           522               654
Other income                                    48                56
                                            ------            ------
    Total noninterest income                $2,016            $1,991
                                            ======            ======

  Total noninterest income for the three months ended March 31, 2000 was $25,000 higher than during the same period in 1999.

  Following is an analysis of noninterest expense for the three months ended March 31, 2000 and 1999 (dollars in thousands).

                                              Three Months Ended
                                       ---------------------------------
                                       March 31, 2000      March 31,1999
                                       --------------      -------------
Salaries and employee benefits            $4,183               $3,790
Occupancy and equipment expense            1,025                1,109
Other expense                              2,476                1,980
                                          ------               ------
Total noninterest expense                 $7,684               $6,879
                                          ======               ======

  Total noninterest expense for the three months ended March 31, 2000 was $805,000 higher than during the same period in 1999.

  Salaries and employee benefits for the three months ended March 31, 2000 were $393,000 or 10.4% higher than during the same period in 1999. Approximately $107,000 or 27.2% of this increase was the result of incentive compensation to employees under the ABC Bancorp 2000 Officer/Director Stock Bonus Plan. The Company does not anticipate that this cost will be repeated in the foreseeable future. The balance of the increase is due to additional bonus accruals under the Company's incentive compensation plan due to improved performance of the Company and normal increases in salaries and benefits.

  Other expense for the three months ended March 31, 2000 increased $496,000 or 25.1% as compared to the same period in 1999. Approximately $107,000 or 21.6% of this increase was the result of incentive compensation to directors of the Company and its subsidiaries under the ABC Bancorp 2000 Officer/Director Stock Bonus Plan. The Company does not anticipate that this cost will be repeated in the foreseeable future. Data processing costs were approximately $115,000 higher during the quarter due to the implementation of several projects. The balance of the increase is due to normal increases in costs between periods.

  Following is a condensed summary of net income during the three months ended March 31, 2000 and 1999 (dollars in thousands).

                                              Three Months Ended
                                       ---------------------------------
                                       March 31, 2000      March 31,1999
                                       --------------      -------------

Net interest income                       $9,588              $8,620
Provision for loan losses                    378                 532
Other income                               2,016               1,991
Other expense                              7,684               6,879
    Income before income taxes             3,542               3,200
Applicable income taxes                    1,137               1,066
                                          ------              ------
 Net income                               $2,405              $2,134
                                          ======              ======


  Net income increased $271,000 or 12.7% to $2,405,000 for the three months ended March 31, 2000 as compared to $2,134,000 for the three months ended March 31, 1999. Net interest income of ABC and its subsidiaries increased $968,000, the provision for loan losses decreased by $154,000 and all other noninterest expense increased by $805,000.

Comparison of Balance Sheets

  Total assets decreased by $17.3 million, or 2.2% to $772.2 million at March 31, 2000 from $789.5 million at December 31, 1999.

  Total earning assets increased by $8.7 million, or 1.2%, to $717.2 million at March 31, 2000 from $708.5 million at December 31, 1999.

  Total loans, net of the allowance for loan losses, increased by $22.7 million, or 4.4% to $543 million at March 31, 2000 from $520 million at December 31, 1999.

  Total deposits increased by $12.2 million, or 1.9%, to $653 million at March 31, 2000 from $641 million at December 31, 1999. Approximately 13.9% and 16.1% of deposits were noninterest-bearing as of March 31, 2000 and December 31, 1999, respectively.

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

  Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20

  The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would decrease 1.2% if rates rise gradually over the next year. On the other hand, the model projects net interest income to increase .4% if rates decline over the next year.

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Securities Holders

          There were no matters submitted to a vote of securities holders during the quarter ended March 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K

          There were no exhibits and reports filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP


       5/11/00                    /s/ W. EDWIN LANE, JR.
----------------------            --------------------------------------
        DATE                      W. EDWIN LANE, JR.
                                  EXECUTIVE VICE PRESIDENT &
                                  CHIEF FINANCIAL OFFICER
                                  (Duly authorized officer and principal
                                  financial/accounting officer)