Form 10-Q
period 2000-06-30
ABC BANCORP
filed 2000-08-11
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 2000
                                         -------------
                                 OR

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-16181
                                                 -------


                                  ABC BANCORP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                GEORGIA                           58-1456434
          ------------------                    --------------
        (State of incorporation)             (IRS Employer ID No.)

                     24 SECOND AVE, SE  MOULTRIE, GA 31768
                    ---------------------------------------
                   (Address of principal executive offices)

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


There were 8,422,408 shares of Common Stock outstanding as of June 30, 2000.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                         Page
----                                                         ----

1.   Financial Statements

          Consolidated Balance Sheets                          3

          Consolidated Statements of Income
            & Comprehensive Income                             4

          Consolidated Statements of Cash Flows                6

          Notes to Consolidated Financial Statements           7

2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                     8


3.  Quantitative and Qualitative Disclosures about
       Market Risk                                            14


PART II - OTHER INFORMATION

4.  Submission of Matters to a Vote of
       Securities Holders                                     15

6.  Exhibits and Reports on Form 8-K                          15

      Signature                                               16

                                           ABC BANCORP AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in Thousands)
                                                    (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                    Jun 30            Dec 31
                                                                     2000              1999
                                                                   --------          --------
Assets
------
Cash and due from banks                                            $ 31,122          $ 80,130
Securities available for sale, at fair value                        161,341           143,538

Loans                                                               576,737           530,225
Less allowance for loan losses                                       10,241             9,895
                                                                   --------          --------
             Loans, net                                             566,496           520,330
                                                                   --------          --------

Premises and equipment, net                                          20,232            19,540
Other assets                                                         23,688            25,922
                                                                   --------          --------
                                                                   $802,879          $789,460
                                                                   ========          ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest-bearing demand                                       $ 90,439          $103,279
  Interest-bearing demand                                           146,879           147,561
  Savings                                                            49,421            52,659
  Time, $100,000 and over                                           121,189            95,282
  Other time                                                        248,836           241,877
                                                                   --------          --------
            Total deposits                                          656,764           640,658
Federal funds purchased & securities sold under
    repurchase agreements                                             4,646               397
Other borrowings                                                     59,779            66,150
Other liabilities                                                     6,269             6,239
                                                                   --------          --------
            Total liabilities                                       727,458           713,444
                                                                   --------          --------


Stockholders' equity
--------------------
  Common stock, par value $1;  15,000,000 shares authorized
    9,137,990 and 9,098,690 shares issued                             9,138             9,099
  Surplus                                                            29,237            28,854
  Retained earnings                                                  45,161            42,188
  Accumulated other comprehensive income                             (1,835)           (1,507)
  Unearned Comp-Grants                                                 (792)             (560)
                                                                   --------          --------
                                                                     80,909            78,074
  Less cost of shares acquired for the treasury, 715,582
      and 374,823 shares                                             (5,488)           (2,058)
                                                                   --------          --------
            Total stockholders' equity                               75,421            76,016
                                                                   --------          --------
                                                                   $802,879          $789,460
                                                                   ========          ========

See Notes to Consolidated Financial Statements.


                                                     ABC BANCORP AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                                         (Dollars in Thousands)
                                                               (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2000                          1999
                                                                                  ----------------              ----------------
Interest income
   Interest and fees on loans                                                        $   14,249                    $   12,434
   Interest on taxable securities                                                         2,118                         1,766
   Interest on nontaxable securities                                                        240                           272
   Interest on deposits in other banks                                                      149                           122
                                                                                     -----------                   -----------
                                                                                         16,756                        14,594
                                                                                     -----------                   -----------
Interest expense
   Interest on deposits                                                                   6,416                         5,507
   Interest on fed funds purchased and securities
    sold under agreements to repurchase                                                      62                             -
   Interest on other borrowings                                                             823                           281
                                                                                     -----------                   -----------
                                                                                          7,301                         5,788
                                                                                     -----------                   -----------

         Net interest income                                                              9,455                         8,806
Provision for loan losses                                                                   271                           477
                                                                                     -----------                   -----------
         Net interest income after provision for loan losses                              9,184                         8,329
                                                                                     -----------                   -----------
Other income
   Service charges on deposit accounts                                                    1,536                         1,363
   Other service charges, commissions and fees                                              493                           589
   Other                                                                                     72                           152
   Loss on sale of securities                                                                 -                           (37)
                                                                                     -----------                   -----------
                                                                                          2,101                         2,067
                                                                                     -----------                   -----------
 Other expense
   Salaries and employee benefits                                                         4,265                         3,893
   Equipment and occupancy expense                                                        1,058                         1,025
   Other operating expenses                                                               2,339                         2,205
                                                                                     -----------                   -----------
                                                                                          7,662                         7,123
                                                                                     -----------                   -----------

         Income before income taxes                                                       3,623                         3,273

Applicable income taxes                                                                   1,185                         1,154

         Net income                                                                  $    2,438                    $    2,119
                                                                                     -----------                   -----------
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period, net of tax               $       60                    $     (853)
   Reclassification adjustment for losses included in net income,
    net of tax                                                                       $        -                    $       24
                                                                                     -----------                   -----------
         Comprehensive income                                                        $    2,498                    $    1,290
                                                                                     ===========                   ===========
Income per common share-Basic                                                        $     0.29                    $     0.24
                                                                                     ===========                   ===========
Income per common share-Diluted                                                      $     0.29                    $     0.24
                                                                                     ===========                   ===========
Average shares outstanding                                                            8,484,423                     8,697,558
                                                                                     ===========                   ===========
See Notes to Consolidated Financial Statements.


                                                   ABC BANCORP AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                              SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (Dollars in Thousands)
                                                            (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            2000                           1999
                                                                      ------------------               ----------------
Interest income
   Interest and fees on loans                                             $   27,899                     $   24,529
   Interest on taxable securities                                              4,147                          3,740
   Interest on nontaxable securities                                             481                            543
   Interest on deposits in other banks                                           392                            313
                                                                          -----------                    -----------
                                                                              32,919                         29,125
                                                                          -----------                    -----------
Interest expense
   Interest on deposits                                                       12,308                         11,207
   Interest on fed funds purchased and securities
    sold under agreements to repurchase                                           62                             -
   Interest on other borrowings                                                1,506                            492
                                                                          -----------                    -----------
                                                                              13,876                         11,699
                                                                          -----------                    -----------

              Net interest income                                             19,043                         17,426
Provision for loan losses                                                        649                          1,009
                                                                          -----------                    -----------
              Net interest income after provision for loan losses             18,394                         16,417
                                                                          -----------                    -----------

Other income
   Service charges on deposit accounts                                         2,982                          2,644
   Other service charges, commissions and fees                                 1,015                          1,243
   Other                                                                         120                            208
   Loss on sale of securities                                                     -                             (37)
                                                                          -----------                    -----------
                                                                               4,117                          4,058
                                                                          -----------                    -----------
Other expense
   Salaries and employee benefits                                              8,448                          7,683
   Equipment and occupancy expense                                             2,083                          2,134
   Other operating expenses                                                    4,815                          4,185
                                                                          -----------                    -----------
                                                                              15,346                         14,002
                                                                          -----------                    -----------

              Income before income taxes                                       7,165                          6,473

Applicable income taxes                                                        2,322                          2,220
                                                                          -----------

              Net income                                                  $    4,843                     $    4,253
                                                                          -----------                    -----------
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period, net of tax    $     (328)                    $   (1,058)
   Reclassification adjustment for losses included in net income,
    net of tax                                                            $       -                      $       24
                                                                          -----------                    -----------
              Comprehensive income                                        $    4,515                     $    3,219
                                                                          ===========                    ===========
Income per common share-Basic                                             $     0.57                     $     0.49
                                                                          ===========                    ===========
Income per common share-Diluted                                           $     0.56                     $     0.49
                                                                          ===========                    ===========
Average shares outstanding                                                 8,565,870                      8,692,193
                                                                          ===========                    ===========

See Notes to Consolidated Financial Statements.



                                                   ABC BANCORP AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                     (Dollars in Thousands)
                                                          (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    2000                     1999
                                                                                ------------             ------------
OPERATING ACTIVITIES
 Net Income                                                                       $  4,843                 $  4,253
                                                                                  ---------                ---------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                                       1,019                      994
  Provision for loan losses                                                            649                    1,009
  Amortization of intangible assets                                                    402                      426
  Net loss on securities available for sale                                             -                       (37)
  Other prepaids, deferrals and accruals, net                                        2,221                    4,260
                                                                                  ---------                ---------
              Total adjustments                                                      4,291                    6,652
                                                                                  ---------                ---------

              Net cash provided by operating activities                              9,134                   10,905
                                                                                  ---------                ---------
INVESTING ACTIVITIES
 Proceeds from maturities of investment securities                                   4,150                   48,848
 Purchase of investment securities                                                 (22,450)                 (45,220)
 Proceeds from sales of securities available for sale                                   -                     9,839
 Increase in loans                                                                 (46,815)                 (33,408)
 Purchase of premises and equipment                                                 (1,711)                  (1,396)
                                                                                  ---------                ---------

              Net cash used in investing activities                                (66,826)                 (21,337)
                                                                                  ---------                ---------
FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                16,106                  (23,121)
 Net increase in repurchase agreements                                               4,249                      144
 Increase (decrease) in long-term borrowings                                        11,950                   (2,052)
 Increase (decrease) in other borrowings                                           (18,321)                  21,371
 Dividends paid                                                                     (1,870)                  (1,449)
 Purchase treasury stock                                                            (3,430)                     (88)
                                                                                  ---------                ---------
              Net cash provided by (used in) financing activities                    8,684                   (5,195)
                                                                                  ---------                ---------
 Net decrease in cash and due from banks                                          $(49,008)                $(15,627)

 Cash and due from  banks at beginning of period                                    80,130                   56,475
                                                                                  ---------                ---------
 Cash and due from banks at end of period                                         $ 31,122                 $ 40,848
                                                                                  =========                =========

See Notes to Consolidated Financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

-------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company's and the Banks' liquidity ratios at June 30, 2000 were considered satisfactory. At that date, the Banks' short term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the six months ended June 30, 2000, total capital decreased $595,000 to $75,421,000. This decrease in capital resulted from the retention of net earnings of $2,973,000 (after deducting dividends to shareholders of $1,870,000), less $3,430,000 for the purchase of 340,759 shares acquired for the treasury, plus $190,000 accrual for award grants, and an increase of approximately $328,000 in unrealized losses on securities available for sale, net of taxes.

     At June 30, 2000, ABC had no binding commitments for capital expenditures. The Company anticipates that approximately $500,000 will be required for capital expenditures during the remainder of 2000. Additional expenditures may be required for other mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

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

Comparison of Statements of Income


     The net interest margin was 5.43% and 5.44% during the six months ended June 30, 2000 and 1999, respectively, a decrease of 1 basis point. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income on a taxable-equivalent basis was $19.4 million as compared to $17.8 million during the six months ended June 30, 2000 and 1999, respectively, representing an increase of 8.9%.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $649,000 and $1,009,000 during the six months ended June 30, 2000 and 1999, respectively, a decrease of $360,000, or 35.6%.

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

     The allowance for loan losses was 1.78% and 1.87% of total loans outstanding at June 30, 2000 and December 31, 1999. As of June 30, 2000, nonperforming assets were $6,977,000 compared to $6,086,000 in nonperforming assets as of December 31, 1999. Management considers the allowance for loan losses as of June 30, 2000 adequate to cover potential losses in the loan portfolio.

     Following is a comparison of noninterest income for the six months ended June 30, 2000 and 1999 (dollars in thousands).

                                       Six Months Ended
                                -------------------------------
                                June 30, 2000    June 30,1999
                                -------------  ----------------
Service charges on deposits            $2,982            $2,644
Other service charges,
 commissions & fees                     1,015             1,243
Other income                              120               171
                                       ------            ------
    Total noninterest income           $4,117            $4,058
                                       ======            ======

     Total noninterest income for the six months ended June 30, 2000 was $59,000 higher than during the same period in 1999.


     Following is an analysis of noninterest expense for the six months ended June 30, 2000 and 1999 (dollars in thousands).


                                         Six Months Ended
                                   ----------------------------
                                   June 30, 2000  June 30, 1999
                                   -------------  -------------

Salaries and employee benefits           $ 8,448        $ 7,683
Occupancy and equipment expense            2,083          2,134
Other expense                              4,815          4,185
                                         -------        -------
    Total noninterest expense            $15,346        $14,002
                                         =======        =======

     Total noninterest expense for the six months ended June 30, 2000 was $1,344,000 higher than during the same period in 1999.

    Salaries and employee benefits for the six months ended June 30, 2000 were $765,000 or 9.96% higher than during the same period in 1999. Approximately $107,000 or 27.2% of this increase was the result of incentive compensation to employees under the ABC Bancorp 2000 Officer/Director Stock Bonus Plan. The Company does not anticipate that this cost will be repeated in the foreseeable future. The balance of the increase is due to additional bonus accruals under the Company's incentive compensation plan due to improved performance of the Company and normal increases in salaries and benefits.

     Other expense for the six months ended June 30, 2000 increased $630,000 or 15.1% as compared to the same period in 1999. Approximately $107,000 or 21.6% of this increase was the result of incentive compensation to directors of the Company and its subsidiaries under the ABC Bancorp 2000 Officer/Director Stock Bonus Plan. The Company does not anticipate that this cost will be repeated in the foreseeable future. Data processing costs were approximately $115,000 higher during the first quarter due to the implementation of several projects. The balance of the increase is due to normal increases in costs between periods.

     Following is a condensed summary of net income during the six months ended June 30, 2000 and 1999 (dollars in thousands).

                                         Six Months Ended
                                         ----------------
                                June 30, 2000       June 30, 1999
                                -------------       -------------
Net interest income                 $19,043             $17,426
Provision for loan losses               649               1,009
Other income                          4,117               4,058
Other expense                        15,346              14,002
    Income before income
      taxes                           7,165               6,473
Applicable income taxes               2,322               2,220
                                    -------             -------
 Net income                         $ 4,843             $ 4,253
                                    =======             =======

     Net income increased $590,000 or 13.9% to $4,843,000 for the six months ended June 30, 2000 as compared to $4,253,000 for the six months ended June 30, 1999. Net interest income of ABC and its subsidiaries increased $1,617,000, the provision for loan losses decreased by $360,000 and all other noninterest expense increased by $1,344,000.

Comparison of Balance Sheets

     Total assets increased by $13.4 million, or 1.7% to $802.9 million at June 30, 2000 from $789.5 million at December 31, 1999.

     Total earning assets increased by $34.8 million, or 4.9%, to $743.2 million at June 30, 2000 from $708.5 million at December 31, 1999.

     Total loans, net of the allowance for loan losses, increased by $46.2 million, or 8.9% to $566 million at June 30, 2000 from $520 million at December 31, 1999.

     Total deposits increased by $16.1 million, or 2.5%, to $657 million at June 30, 2000 from $641 million at December 31, 1999. Approximately 13.8% and 16.1% of deposits were noninterest-bearing as of June 30, 2000 and December 31, 1999, respectively.

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

     Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20

     The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would decrease 1.17% if rates rise gradually over the next year. On the other hand, the model projects net interest income to increase .47% if rates decline over the next year.

Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Securities Holders

     The Annual Meeting of the Shareholders of the Company was held on May 9, 2000. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares outstanding, net of 524,823 shares held for the treasury amounted to 8,609,267. A total of 7,435,203 shares were represented by shareholders in attendance or by proxy. Director nominees were elected by a vote of 6,581,652 shares for, and 853,551 withholding authority, representing 76% in favor of the following directors elected to serve as Class III directors, until the annual meeting to be held in 2003.

                Kenneth J. Hunnicutt
                Eugene M. Vereen, Jr.
                Doyle Weltzbarker

     Ratification of the appointment of Mauldin & Jenkins, LLC as the Company's independent accountants for the fiscal year ended December 31, 1999, by a vote of 6,666,343 for, 8,302 against, 30,557 abstaining representing 77% in favor.


Item 6.  Exhibits and Reports on Form 8-K

     There were no exhibits and reports filed on Form 8-K during the quarter ended June 30, 2000.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                  ABC BANCORP


      8/9/00                     /s/ W. EDWIN LANE, JR.
----------------------          -------------------------------------
         DATE                   W. EDWIN LANE, JR.
                                EXECUTIVE VICE PRESIDENT &
                                CHIEF FINANCIAL OFFICER
                                (Duly authorized officer and principal
                                financial/accounting officer)