Form 10-Q
period 2000-09-30
ABC BANCORP
filed 2000-11-09
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

(Mark One)

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  September 30, 2000
                                       ------------------
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

                     24 SECOND AVE, SE  MOULTRIE, GA 31768
                   ----------------------------------------
                   (Address of principal executive offices)

                                (912) 890-1111
                        -------------------------------
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X No_____
                                                -


There were 8,347,008 shares of Common Stock outstanding as of September 30, 2000.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

===================================================================================================================
                                                                             Sept 30                      Dec 31
                                                                               2000                        1999
                                                                             --------                    -------
Assets
------
Cash and due from banks                                                      $ 28,823                    $ 80,130
Securities available for sale, at fair value                                  161,124                     143,538

Loans                                                                         588,335                     530,225
Less allowance for loan losses                                                 10,231                       9,895
                                                                             --------                    --------
             Loans, net                                                       578,104                     520,330
                                                                             --------                    --------

Premises and equipment, net                                                    20,060                      19,540
Other assets                                                                   24,605                      25,922
                                                                             --------                    --------
                                                                             $812,716                    $789,460
                                                                             ========                    ========
Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest-bearing demand                                                 $ 85,427                    $103,279
  Interest-bearing demand                                                     143,089                     147,561
  Savings                                                                      46,833                      52,659
  Time, $100,000 and over                                                     112,954                      95,282
  Other time                                                                  262,571                     241,877
                                                                             --------                    --------
            Total deposits                                                    650,874                     640,658
Federal funds purchased & securities sold under
    repurchase agreements                                                      14,084                         397
Other borrowings                                                               66,466                      66,150
Other liabilities                                                               3,973                       6,239
                                                                             --------                    --------
            Total liabilities                                                 735,397                     713,444
                                                                             --------                    --------


Stockholders' equity
--------------------
  Common stock, par value $1; 15,000,000 shares authorized
    9,137,990 and 9,098,690 shares issued                                       9,138                       9,099
  Surplus                                                                      29,237                      28,854
  Retained earnings                                                            46,496                      42,188
  Accumulated other comprehensive income                                         (638)                     (1,507)
  Unearned Comp-Grants                                                           (694)                       (560)
                                                                             --------                    --------
                                                                               83,539                      78,074
  Less cost of shares acquired for the treasury, 790,982
      and 374,823 shares                                                       (6,220)                     (2,058)
                                                                             --------                    --------
            Total stockholders' equity                                         77,319                      76,016
                                                                             --------                    --------
                                                                             $812,716                    $789,460
                                                                             ========                    ========


See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (Dollars in Thousands)
                                  (Unaudited)

===================================================================================================================
                                                                             2000                        1999
                                                                          ----------                  ----------
Interest income
   Interest and  fees on loans                                            $   15,038                  $   12,877
   Interest on taxable securities                                              1,807                       1,853
   Interest on nontaxable securities                                             779                         272
   Interest on deposits in other banks                                           445                         155
                                                                          ----------                  ----------
                                                                              18,069                      15,157
                                                                          ----------                  ----------

Interest expense
   Interest on deposits                                                        7,247                       5,519
   Interest on fed funds purchased and securities
     sold under agreements to repurchase                                         146                         145
   Interest on other borrowings                                                1,185                         486
                                                                          ----------                  ----------
                                                                               8,578                       6,150
                                                                          ----------                  ----------
              Net interest income                                              9,491                       9,007
Provision for loan losses                                                        303                         554
                                                                          ----------                  ----------
              Net interest income after provision for loan losses              9,188                       8,453
                                                                          ----------                  ----------
Other income
   Service charges on deposit accounts                                         1,564                       1,405
   Other service charges, commissions and fees                                   488                         440
   Other                                                                         (57)                        (25)
   Loss on sale of securities                                                      -                         (44)
                                                                          ----------                  ----------
                                                                               1,995                       1,776
                                                                          ----------                  ----------
Other expense
   Salaries and employee benefits                                              4,211                       3,942
   Equipment and occupancy expense                                             1,185                       1,014
   Other operating expenses                                                    2,331                       2,066
                                                                          ----------                  ----------
                                                                               7,727                       7,022
                                                                          ----------                  ----------

              Income before income taxes                                       3,456                       3,207

Applicable income taxes                                                        1,118                       1,065

              Net income                                                  $    2,338                  $    2,142
                                                                          ----------                  ----------
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during
     period, net of tax                                                   $    1,197                  $     (280)
   Reclassification adjustment for losses included
     in net income, net of tax                                            $        -                  $       29
                                                                          ----------                  ----------
              Comprehensive income                                        $    3,535                  $    1,891
                                                                          ==========                  ==========

Income per common share-Basic                                             $     0.28                  $     0.25
                                                                          ==========                  ==========

Income per common share-Diluted                                           $     0.28                  $     0.24
                                                                          ==========                  ==========

Average shares outstanding                                                 8,364,468                   8,697,845
                                                                          ==========                  ==========


See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (Dollars in Thousands)
                                  (Unaudited)

===================================================================================================================
                                                                             2000                        1999
                                                                          ----------                  ----------

Interest income
   Interest and  fees on loans                                            $   42,937                    $ 37,406
   Interest on taxable securities                                              5,954                       5,593
   Interest on nontaxable securities                                           1,260                         815
   Interest on deposits in other banks                                           837                         468
                                                                          ----------                  ----------
                                                                              50,988                      44,282
                                                                          ----------                  ----------
Interest expense
   Interest on deposits                                                       19,555                      16,726
   Interest on fed funds purchased and securities
     sold under agreements to repurchase                                         208                         383
   Interest on other borrowings                                                2,691                         740
                                                                          ----------                  ----------
                                                                              22,454                      17,849
                                                                          ----------                  ----------

              Net interest income                                             28,534                      26,433
Provision for loan losses                                                        952                       1,563
                                                                          ----------                  ----------
              Net interest income after provision for loan losses             27,582                      24,870
                                                                          ----------                  ----------
Other income
   Service charges on deposit accounts                                         4,546                       4,049
   Other service charges, commissions and fees                                 1,503                       1,683
   Other                                                                          63                         183
   Loss on sale of securities                                                      -                         (81)
                                                                          ----------                  ----------
                                                                               6,112                       5,834
                                                                          ----------                  ----------
Other expense
   Salaries and employee benefits                                             12,659                      11,625
   Equipment and occupancy expense                                             3,268                       3,148
   Other operating expenses                                                    7,146                       6,251
                                                                          ----------                  ----------
                                                                              23,073                      21,024
                                                                          ----------                  ----------

              Income before income taxes                                      10,621                       9,680

Applicable income taxes                                                        3,440                       3,285
                                                                          ----------                  ----------
              Net income                                                  $    7,181                  $    6,395
                                                                          ----------                  ----------
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during
     period, net of tax                                                   $      869                  $   (1,338)
   Reclassification adjustment for losses included
     in net income, net of tax                                            $        -                  $       53
                                                                          ----------                  ----------
              Comprehensive income                                        $    8,050                  $    5,110
                                                                          ==========                  ==========
Income per common share-Basic                                             $     0.85                  $     0.73
                                                                          ==========                  ==========
Income per common share-Diluted                                           $     0.84                  $     0.73
                                                                          ==========                  ==========
Average shares outstanding                                                 8,498,246                   8,694,098
                                                                          ==========                  ==========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (Dollars in Thousands)
                                  (Unaudited)

===================================================================================================================
                                                                             2000                        1999
                                                                          ----------                  ----------
OPERATING ACTIVITIES
  Net Income                                                               $  7,181                    $  6,395
                                                                           --------                    --------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                              1,575                       1,460
    Provision for loan losses                                                   952                       1,563
    Amortization of intangible assets                                           244                         603
    Net loss on securities available for sale                                                               (81)
    Other prepaids, deferrals and accruals, net                              (1,353)                      4,101
                                                                           --------                    --------
         Total adjustments                                                    1,418                       7,646
                                                                           --------                    --------

         Net cash provided by operating activities                            8,599                      14,041
                                                                           --------                    --------

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities                          10,922                      51,564
  Purchase of investment securities                                         (27,191)                    (67,560)
  Proceeds from sales of securities available for sale                            -                      20,240
  Increase in loans                                                         (58,726)                    (48,892)
  Purchase of premises and equipment                                         (2,095)                     (1,712)
                                                                           --------                    --------

         Net cash used in investing activities                              (77,090)                    (46,360)
                                                                           --------                    --------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                        10,216                     (25,132)
  Net increase in repurchase agreements                                      13,687                      10,880
  Increase (decrease) in long-term borrowings                                11,950                      (2,053)
  Increase (decrease) in other borrowings                                   (11,634)                     40,571
  Dividends paid                                                             (2,873)                     (2,174)
  Purchase treasury stock                                                    (4,162)                        (88)
                                                                           --------                    --------

         Net cash provided by (used in) financing activities                 17,184                      22,004
                                                                           --------                    --------

  Net decrease in cash and due from banks                                  $(51,307)                   $(10,315)

  Cash and due from banks at beginning of period                             80,130                      56,475
                                                                           --------                    --------

  Cash and due from banks at end of period                                 $ 28,823                    $ 46,160
                                                                           ========                    ========


See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company's and the Banks' liquidity ratios at September 30, 2000 were considered satisfactory. At that date, the Banks' short term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the nine months ended September 30, 2000, total capital increased $1,303,000 to $77,319,000. This increase in capital resulted from the retention of net earnings of $4,308,000 (after deducting dividends to shareholders of $2,873,000), less $4,162,000 for the purchase of 416,159 shares acquired for the treasury, plus $288,000 accrual for award grants, and an increase of approximately $869,000 in unrealized gains on securities available for sale, net of taxes.

     At September 30, 2000, ABC had no binding commitments for capital expenditures. The Company anticipates that approximately $210,000 will be required for capital expenditures during the remainder of 2000. Additional expenditures may be required for other mergers and acquisitions. At present, ABC has not signed a letter of intent, nor has it entered into a definitive agreement to merge into or acquire another bank or company.

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

Comparison of Statements of Income

     The net interest margin on a taxable-equivalent basis was 5.40% and 5.44% during the nine months ended September 30, 2000 and 1999, respectively, a decrease of 4 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income on a taxable-equivalent basis was $29.2 million as compared to $26.9 million during the nine months ended September 30, 2000 and 1999, respectively, representing an increase of 8.55%.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $952,000 and $1,563,000 during the nine months ended September 30, 2000 and 1999, respectively, a decrease of $611,000, or 39.1%.

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

     The allowance for loan losses was 1.74% and 1.87% of total loans outstanding at September 30, 2000 and December 31, 1999. As of September 30, 2000, nonperforming assets were $5,871,000 compared to $6,086,000 in nonperforming assets as of December 31, 1999. Management considers the allowance for loan losses as of September 30, 2000 adequate to cover potential losses in the loan portfolio.

     Following is a comparison of noninterest income for the nine months ended September 30, 2000 and 1999 (dollars in thousands).


                                             Nine Months Ended
                                             -----------------
                                   September 30, 2000    September 30, 1999
                                   ------------------    ------------------
Service charges on deposits              $4,546               $4,049
Other service charges,
 commissions & fees                       1,503                1,683
Other income                                 63                  102
                                         ------               ------
    Total noninterest income             $6,112               $5,834
                                         ======               ======

     Total noninterest income for the nine months ended September 30, 2000 was $278,000 higher than during the same period in 1999.

     Following is an analysis of noninterest expense for the nine months ended September 30, 2000 and 1999 (dollars in thousands).

                                             Nine Months Ended
                                             -----------------
                                   September 30, 2000    September 30, 1999
                                   ------------------    ------------------
Salaries and employee benefits           $12,659              $11,625
Occupancy and equipment expense            3,268                3,148
Other expense                              7,146                6,251
                                         -------              -------
Total noninterest expense                $23,073              $21,024
                                         =======              =======

     Total noninterest expense for the nine months ended September 30, 2000 was $2,049,000 higher than during the same period in 1999.

     Salaries and employee benefits for the nine months ended September 30, 2000 were $1,034,000 or 8.9% higher than during the same period in 1999. Approximately $107,000 or 10.3% this increase was the result of incentive compensation to employees under the ABC Bancorp 2000 Officer/Director Stock Bonus Plan. The Company does not anticipate that this cost will be repeated in the foreseeable future. The balance of the increase is due to additional bonus accruals under the Company's incentive compensation plan due to improved performance of the Company and normal increases in salaries and benefits.

     Other expense for the nine months ended September 30, 2000 increased $895,000 or 14.3% as compared to the same period in 1999. Approximately $107,000 or 12% of this increase was the result of incentive compensation to directors of the Company and its subsidiaries under the ABC Bancorp 2000 Officer/Director Stock Bonus Plan. The Company does not anticipate that this cost will be repeated in the foreseeable future. Data processing costs were approximately $115,000 higher during the first quarter due to the implementation of several projects. The balance of the increase is due to normal increases in costs between periods.

     Following is a condensed summary of net income during the nine months ended September 30, 2000 and 1999 (dollars in thousands).

                                             Nine Months Ended
                                             -----------------
                                   September 30, 2000    September 30, 1999
                                   ------------------    ------------------
Net interest income                      $28,534              $26,433
Provision for loan losses                    952                1,563
Other income                               6,112                5,834
Other expense                             23,073               21,024
    Income before income
      taxes                               10,621                9,680
Applicable income taxes                    3,440                3,285
                                         -------              -------
 Net income                              $ 7,181              $ 6,395
                                         =======              =======

     Net income increased $786,000 or 12.3% to $7,181,000 for the nine months ended September 30, 2000 as compared to $6,395,000 for the nine months ended September 30, 1999. Net interest income of ABC and its subsidiaries increased $2,101,000, the provision for loan losses decreased by $611,000 and all other noninterest expense increased by $2,049,000.

Comparison of Balance Sheets

     Total assets increased by $23.2 million, or 2.94% to $812.7 million at September 30, 2000 from $789.5 million at December 31, 1999.

     Total earning assets increased by $41.0 million, or 5.79%, to $749.5 million at September 30, 2000 from $708.5 million at December 31, 1999.

     Total loans, net of the allowance for loan losses, increased by $58 million, or 11.2% to $578 million at September 30, 2000 from $520 million at December 31, 1999.

     Total deposits increased by $10 million, or 1.56%, to $651 million at September 30, 2000 from $641 million at December 31, 1999. Approximately 13.12% and 16.12% of deposits were noninterest-bearing as of September 30, 2000 and December 31, 1999, respectively.

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

Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Securities Holders

     There were no matters submitted to a vote of securities holders during the quarter ended September 30, 2000.


Item 6.  Exhibits and Reports on Form 8-K

     There were no exhibits and reports filed on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                       ABC BANCORP


      11/8/00                          /s/ W. EDWIN LANE, JR.
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