Form 10-K405
period 2000-12-31
ABC BANCORP
filed 2001-03-29
CIK 351569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from           to

                         Commission file number: 0-16181

                       ABC BANCORP (A GEORGIA CORPORATION)
                I.R.S. EMPLOYER IDENTIFICATION NUMBER 58-1456434
                  24 2nd AVENUE, S.E., MOULTRIE, GEORGIA 31768
                        TELEPHONE NUMBER: (229) 890-1111

           Securities registered pursuant to Section 12(b) of the Act

                                      None

           Securities registered pursuant to Section 12(g) of the Act

                      Common Stock, Par Value $1 Per Share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 1, 2001, registrant had outstanding 8,409,208 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $88.7 million.

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

      ABC Bancorp ("ABC") was organized as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended in 1981 (the "BHCA"), and the bank holding company laws of Georgia.

      ABC provides, through its commercial bank subsidiaries described below (sometimes hereinafter referred to as the "Banks"), banking services to individuals and businesses in southwestern and southcentral Georgia and southeastern Alabama. ABC's executive office is located at 24 2nd Avenue, S.E., Moultrie, Georgia 31768, and its telephone number is (229) 890-1111. As a registered bank holding company, ABC is subject to the applicable provisions of the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act, as well as to supervision by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the State of Georgia Department of Banking and Finance.

      ABC's primary business as a bank holding company is to manage the business and affairs of the Banks. The Banks provide a broad range of retail and commercial banking services to its customers, including checking, savings, NOW and money market accounts and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles, credit cards; letters of credit; trust services; brokerage services through PFIC Securities Corporation; fixed rate annuities through PFIC Corporation; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers and automated teller machines. ABC maintains a diversified loan portfolio and makes no foreign or energy-related loans.

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

                                                                                   Estimated Relative Size
       Subsidiary Bank                   Principal Market Area                        Among Competitors
----------------------------  ------------------------------------------  ----------------------------------------
American Banking Company      Moultrie and Colquitt County, Georgia       Second largest of three banks in
                                                                          Colquitt County, Georgia

Heritage Community Bank       Quitman and Brooks County, Georgia          Second largest of four banks in Brooks
                                                                          County, Georgia

Bank of Thomas County         Coolidge, Thomasville and Thomas County,    Fifth largest of eight banks in Thomas
                              Georgia                                     County, Georgia

Citizens Security Bank        Tifton and Tift County, Ocilla and Irwin    Third largest of seven banks in Tift
                              County, Douglas and Coffee County, Georgia  County, Georgia

Cairo Banking Company         Cairo and Grady County, Meigs and Thomas    Second largest of six banks in Grady
                              County, Georgia                             County, Georgia

Southland Bank                Dothan, Abbeville, Clayton, Eufaula and     Fifth largest of eleven banks in Houston
                              Headland, Alabama                           County, Alabama

Central Bank & Trust Company  Cordele and Crisp County, Georgia           Third largest of six banks in Crisp
                                                                          County, Georgia

First National Bank of South  Albany and Dougherty County, Georgia and    Fifth largest of eight banks in
Georgia                       Lee County, Georgia                         Dougherty County, Georgia

Merchants & Farmers Bank      Donalsonville and Seminole County, Georgia  Second largest of three banks in
                                                                          Seminole County, Georgia

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

Market Area and Competition

      ABC's market area is located in South Georgia and Southeastern Alabama. The Banks' main offices and larger branches are located in the southern Georgia cities of Albany, Cairo, Cordele, Donalsonville, Douglas, Moultrie, Ocilla, Quitman, Thomasville, Tifton and Valdosta, and the southern Alabama cities of Abbeville, Clayton, Dothan, Eufaula and Headland. The Banks have a total of 28 offices located in either the cities or counties in which the main offices are located or in nearby cities.

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

      Real Estate Loans. ABC's real estate loans are for a term of years, although rarely more than ten, over which period the principal thereof is amortized, and are generally secured by residential real estate, farmland or commercial real estate. Real estate related loans represent a significant portion of the loan portfolio.

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

Trust Services

      ABC provides personal trust and employee benefit services to its customers through a contractual arrangement with Reliance Trust Company.

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

      ABC's investment committee implements the investment policy and portfolio strategies, monitors the portfolio and reports to each Bank's board and ALCO committees. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by ABC's board of directors each month. Once a year, the written investment policy is reviewed by ABC's board of directors.

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

                                                                     Approximate
                                                                        Square
                   Offices                             Used By         Footage
---------------------------------------------  --------------------- -----------

310 First Street, S.E., Moultrie, GA           ABC                         7,000
317 S. Main Street, Moultrie, GA               ABC                         2,200
308-314 First Street, S.E., Moultrie, GA       ABC                         4,000
24 Second Avenue, S. E., Moultrie, GA          ABC                        15,500
305 South Main Street, Moultrie, GA            ABC and American Bank       7,048
225 South Main Street, Moultrie, GA            American Bank               9,000
1707 First Avenue, S.E., Moultrie, GA          American Bank               5,500
137 Broad Street, Doerun, GA                   American Bank               3,860
2513 South Main Street, Moultrie, GA           American Bank               3,973
1000 West Screven Street, Quitman, GA          Heritage Bank              11,530
Eastern Brooks County, GA                      Heritage Bank               1,100
3140 Inner Primeter Road, Valdosta, GA         Heritage Bank               3,462
1011 South Pine Street, Coolidge, GA           Thomas Bank                 4,000
111 E. Eighth Street, Tifton, GA               Citizens Security Bank     11,700
804 W. Second Street, Tifton, GA               Citizens Security Bank      2,000
301 South Irwin Avenue, Ocilla, GA             Citizens Security Bank     10,000
100 South Pearle Avenue, Douglas, GA           Citizens Security Bank      3,100
201 South Broad Street, Cairo, GA              Cairo Bank                 10,000
Hwy. 84 Drive-in, Cairo, GA                    Cairo Bank                  1,000
12 East Depot Street, Meigs, GA                Cairo Bank                  2,700
2484 East Pinetree Boulevard, Thomasville, GA  Thomas Bank                 4,800
3299 Ross Clark Circle, Dothan, AL             Southland Bank             21,918
1817 S. Oates St., Dothan, AL                  Southland Bank              2,500
1970 Reeves Street, Dothan, AL                 Southland Bank              2,500
204 Kirkland St., Abbeville, AL                Southland Bank              5,300
33 Eufaula St., Clayton, AL                    Southland Bank              4,500
1140 S. Eufaula Ave., Eufaula, AL              Southland Bank              2,650
208 Main St., Headland, AL                     Southland Bank              2,037
502 Second Street South, Cordele, GA           Central Bank                5,800
1302 Sixteenth Avenue East, Cordele, GA        Central Bank                  300
2627 Dawson Road, Albany, GA                   First National Bank         8,750
1607 U. S. Highway 19 South, Leesburg, GA      First National Bank         7,000
109 W. Third St., Donalsonville, GA            M & F Bank                  8,800
Hwy 374 and 253, Donalsonville, GA             M & F Bank                    840

Employees

      At December 31, 2000, ABC and its subsidiaries employed 375 full-time employees and 50 part-time employees. ABC considers its relationship with its employees to be excellent.

      ABC has adopted two retirement plans for its employees, the ABC Bancorp 401(k) Profit Sharing Plan and the ABC Bancorp Money Purchase Pension Plan. These plans provide both deferral of compensation by the employees and matching contributions by the Company. ABC and the Banks made contributions for all eligible employees in 2000. ABC also maintains a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia and southeast Alabama. ABC's employees are not represented by any collective bargaining group.

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

The GLB Act

      On November 12, 1999, then-President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"), which significantly changed the regulatory structure and oversight of ABC and its subsidiaries. The GLB Act revises the Bank Holding Company Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, permitting a qualifying holding company, called a "financial holding company", to engage in a full range of financial activities, including banking, insurance and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies by allowing bank holding companies to engage in activities such as securities underwriting and the underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or nonfinancial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" rating under the CRA. See "--Community Reinvestment Act."

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

      Effective March 11, 2000, a bank holding company whose banking subsidiaries are all well-capitalized and well-managed could apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the G-L-B Act provides are financial in nature are:

      (a) lending, exchanging, transferring, investing for others or safeguarding money or securities;

      (b) insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities and acting as principal, agent or broker with respect thereto;

      (c) providing financial, investment or economic advisory services, including advising an investment company;

      (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

      (e)   underwriting, dealing in or making a market in securities.

      A bank holding company that qualifies as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. A bank holding company may qualify to become a financial holding company if:

      (a) each of its depository institution subsidiaries is "well capitalized";

      (b)   each of its depository institution subsidiaries is "well managed";

      (c) each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act rating at its most recent examination; and

      (d) it has filed a certification with the FRB that it elects to become a financial holding company.

      As of December 31, 2000, ABC has registered as a financial holding company with the FRB.

Payment of Dividends and Other Restrictions

      ABC is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations under federal and state law on the extent to which ABC's subsidiaries can pay dividends or otherwise supply funds to ABC.

      The principal source of ABC's cash revenues is dividends from its subsidiaries and there are certain limitations under federal and state laws on the payment of dividends by such subsidiaries. The prior approval of applicable regulatory authorities, as the case may be, is required if the total dividends declared by any subsidiary bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock or 50% of the Bank's net profits for the previous year in the case of Georgia banks. The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include ABC and the Banks, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

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

      Retained earnings of the Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $9.5 million as of December 31, 2000.

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

FDIC Insurance Assessments

      The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"), which as of December 31, 2000, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment.

      On September 30, 1996, then-President Clinton signed the Deposit Insurance Fund Act of 1996 ("DIFA") which was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA provides that the FDIC may not set semi-annual assessments with respect to the BIF in excess of the amount needed to maintain the 1.25% designated reserve ratio or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated reserve ratio. In addition, DIFA mandates the merger of BIF and the Savings Association Insurance Fund (the "SAIF"), effective January 1, 1999, only if no insured depository institution is a savings association on that date. The combined deposit insurance fund would be called the "deposit insurance fund" or "DIF".

      DIFA also imposes assessments against both SAIF and BIF deposits to avoid predicted default on the bonds issued by the Financing Corporation ("FICO") as deposits in savings institutions continue to decline. DIFA amends the Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. The assessment imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a range equal to one-fifth of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit (approximately 6.7 basis points). The FICO assessment for 1996 was paid entirely by SAIF-insured institutions, but BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 2000, or the date as of which the last savings association ceases to exist.

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

      A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". As of December 31, 2000, all of the Banks had a CRA rating of satisfactory or better.

      In 1995, the four federal bank regulatory agencies adopted revised regulations rendered to the CRA intended to set distinct assessment standards for financial institutions. The regulations contain three evaluation tests: (i) a lending test, which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals; (ii) a services test, which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Nearly all of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

      In 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (i) over evidence of discrimination, when a lender blatantly discriminates on a prohibited basis;
(ii) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person; and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

      On September 23, 1994, the Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act") was passed. The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

      The GLB Act makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to the Banks' primary federal regulators. Also, ABC cannot remain a financial holding company and no new activities authorized under the GLB Act may be thereafter commenced by ABC or its subsidiaries if any of the Banks receive less than a "satisfactory" CRA rating in its latest CRA examination.

Other Regulatory Action

      On September 29, 1994, then-President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Act"), which amended federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and to permit any interstate bank holding company to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States had the authority to authorize interstate branching prior to June 1, 1997, or, alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Act.

      The Federal Interstate Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Federal Interstate Act also requires the appropriate federal banking agencies to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production and include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

      Title 6 of the GLB Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 ("FHLB Modernization Act"), has amended the Federal Home Loan Bank Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLBs. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in the stock of the FHLBs of all member entities. Capital will include retained earnings and two forms of stock: Class A stock redeemable within six months, written notice and Class B stock redeemable within five years written notice. The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLBs enact implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of ABC's shareholders during the fourth quarter of 2000.

ITEM 4.5 EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers of ABC.

          Name, Age and                Position with the        Principal Occupation for the Last
         Term as Officer                  Registrant            Five Years and Other Directorships
-------------------------------  -----------------------------  -----------------------------------
Kenneth J. Hunnicutt; 64;        President, Chief Executive     Chief Executive Officer of ABC
  Officer since 1981             Officer and Director           Bancorp since 1994 and President
                                                                since 1981. Mr. Hunnicutt served as
                                                                Senior President of American Bank
                                                                from 1989 to 1991 and as President
                                                                of American Bank from 1975 to 1989
                                                                and currently serves as a director
                                                                of each of the banks.

Mark D. Thomas; 47;              Executive Vice President,      Executive Vice President and Chief
  Officer since July 20, 1999    Chief Operating Officer        Operating Officer of ABC Bancorp
                                 and Director                   since July 20, 1999 and a director
                                                                thereof since July 20, 1999. Mr.
                                                                Thomas served in various
                                                                capacities, including Senior Vice
                                                                President and State Consumer
                                                                Banking Executive for Tennessee for
                                                                First Union National Bank from
                                                                September 1977 through July 1999.

W. Edwin Lane, Jr; 46:           Executive Vice President       Executive Vice President and Chief
  Officer since January 1, 1995  and Chief Financial            Financial Officer of ABC Bancorp
                                 Officer                        since January 1, 1995. Mr. Lane
                                                                served as Controller of First
                                                                Liberty Bank, Macon, Georgia from
                                                                August 1992 to December 1994. Mr.
                                                                Lane was associated with Mauldin &
                                                                Jenkins, Certified Public
                                                                Accountants, from 1985 to 1992,
                                                                where he served as an audit manager
                                                                from 1989 to 1992.

          Officers serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The following table sets forth: (a) the high and low bid prices for the common stock as quoted on Nasdaq-NMS during 2000 and 1999; and (b) the amount of quarterly dividends declared on the common stock during the periods indicated.

      Calendar Period                                  Bid Prices        Cash
      ---------------                              ------------------  Dividends
           2000                                      High      Low     Declared
      ---------------                              --------  --------  --------

      First quarter                                $ 11.125  $  9.625  $     .10
      Second quarter                                 11.000     9.500        .12
      Third quarter                                  10.750     9.000        .12
      Fourth quarter                                 10.500     8.000        .12

                                                                         Cash
      Calendar Period                                  Bid Prices        Cash
      ---------------                              ------------------  Dividends
           1999                                      High      Low     Declared
      ---------------                              --------  --------  --------

      First quarter                                $ 10.828  $  9.797  $   .083
      Second quarter                                 12.500    10.109      .083
      Third quarter                                  11.766    10.672      .083
      Fourth quarter                                 12.125    10.250       .10

(b) As of March 1, 2001, there were approximately 1,530 holders of record of the Common Stock, excluding individuals in security position listings.

(c) ABC paid an annual dividend on its common stock of $.46 and $.35 per share for fiscal years 2000 and 1999, respectively.

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

                                                            Year Ended December 31,
                                           --------------------------------------------------------
                                             2000        1999        1998        1997        1996
                                           --------    --------    --------    --------    --------
                                                 (Dollars in Thousands, Except Per Share Data)
                                           --------------------------------------------------------
Selected Balance Sheet Data:
      Total assets                         $826,197    $789,460    $724,946    $691,886    $673,162
      Total loans                           587,381     530,225     477,194     490,244     452,844
      Total deposits                        679,885     640,658     633,325     600,711     577,905
      Investment securities                 162,105     146,990     158,869     123,219     135,266
      Shareholders' equity                   80,656      76,016      71,834      68,153      62,970

Selected Income Statement Data:
      Interest income                      $ 68,976    $ 59,991    $ 60,217    $ 58,649    $ 50,586
      Interest expense                       30,805      24,400      26,444      25,950      22,324
                                           --------    --------    --------    --------    --------
      Net interest income                    38,171      35,591      33,773      32,699      28,262

      Provision for loan losses               1,712       2,154       5,505       2,731       1,919
Other income                                  8,215       7,752       9,376       7,736       6,532
Other expenses                               30,233      27,942      27,996      27,139      22,878
                                           --------    --------    --------    --------    --------
      Income before tax                      14,441      13,247       9,648      10,565       9,997
      Income tax expense                      4,343       4,291       2,735       3,119       2,839
                                           --------    --------    --------    --------    --------
           Net income                      $ 10,098    $  8,956    $  6,913    $  7,446    $  7,158
                                           ========    ========    ========    ========    ========

Per Share Data:
      Net income - basic                   $   1.19    $   1.03    $   0.79    $   0.86    $   0.84
      Net income - diluted                     1.19        1.03        0.79        0.85        0.84
      Book value                               9.66        8.71        8.29        7.83        7.24
      Tangible book value                      8.84        7.84        7.32        6.77        6.41
      Dividends                                 .46        0.35        0.33        0.32        0.27

Profitability Ratios:
      Net income to average total assets       1.27%       1.23%       0.99%       1.10%       1.21%
      Net income to average
        stockholders' equity                  13.19       11.93       10.07       11.35       12.19
      Net interest margin                      5.14        5.31        5.26        5.36        5.24

                                                 Year Ended December 31,
                                     ----------------------------------------------
                                      2000      1999      1998       1997     1996
                                     ------    ------    ------     -----    ------
                                      (Dollars in Thousands, Except Per Share Data)
                                     ----------------------------------------------
Loan Quality Ratios:
  Net charge-offs to total loans        .30%     0.46%     0.62%     0.48%     0.39%
  Reserve for loan losses to
    total loans and OREO               1.67      1.86      2.13      1.55      1.60
  Nonperforming assets to
    total loans and OREO                .95      1.15      1.99      2.41      1.39
  Reserve for loan losses to
    nonperforming loans              202.18    178.26    116.25     75.86    135.34
  Reserve for loan losses to
    total nonperforming assets       175.38    162.59    107.25     64.38    115.59

Liquidity Ratios:
  Loans to total deposits             86.39%    82.76%    75.35%    81.61%    78.36%
  Loans to average earnings assets    79.05     78.77     74.35     80.45     84.04
  Noninterest-bearing deposits to
    total deposits                    13.96     16.12     15.78     15.00     15.06

Capital Adequacy Ratios:
  Common stockholders' equity to
    total assets                       9.76%     9.63%     9.91%     9.85%     9.35%
  Total stockholders' equity to
    total assets                       9.59      9.63      9.91      9.85      9.35
  Dividend payout ratio               38.66     33.98     42.11     36.89     31.68

SELECTED QUARTERLY FINANCIAL DATA:

                                          Quarters Ended December 31, 2000
                                   ---------------------------------------------
                                       4           3           2           1
                                   ---------   ---------   ---------   ---------
                                   (Dollars in Thousands, Except Per Share Data)
                                   ---------------------------------------------

Selected Income Statement Data:

      Interest income               $17,988     $18,069     $16,756     $16,163

      Net interest income             9,637       9,491       9,455       9,588

      Net income                      2,917       2,338       2,438       2,405

Per Share Data:

      Net income - basic                .35         .28         .29         .28

      Net income - diluted              .35         .28         .29         .28

      Dividends                         .12         .12         .12         .10

                                          Quarters Ended December 31, 1999
                                   ---------------------------------------------
                                       4           3           2           1
                                   ---------   ---------   ---------   ---------
                                   (Dollars in Thousands, Except Per Share Data)
                                   ---------------------------------------------

Selected Income Statement Data:

      Interest income               $15,709     $15,157     $14,594     $14,531

      Net interest income             9,158       9,007       8,806       8,620

      Net income                      2,561       2,142       2,119       2,134

Per Share Data:

      Net income - basic               0.29        0.25        0.24        0.25

      Net income - diluted             0.29        0.25        0.24        0.25

      Dividends                        0.10       0.083       0.083       0.083

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

      ABC's 2000 Annual Report contains forward-looking statements in addition to historical information. ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

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

General

      ABC's principal asset is its ownership of the Banks. Accordingly, its results of operations are primarily dependent upon the results of operations of the Banks. The Banks conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Banks' profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Banks' interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Banks is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans and investment securities. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

Results of Operations for Years Ended December 31, 2000, 1999 and 1998

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

      The net interest margin decreased 20 basis points to 5.20% in 2000 as compared to 5.40% in 1999. This decrease in net interest margin resulted from an increase of 31 basis points in average yield earned on interest-earning assets accompanied by a greater increase of 57 basis points in average rate paid on interest-bearing liabilities. The increase in average rate paid on interest-bearing liabilities resulted from an increase of $37,450,000 or 11.24% on time deposits to $370,707,000 in 2000 as compared to $333,257,000 in 1999.
Because the Company was more aggressive in obtaining time deposits, the average rate paid on time deposits increased 58 basis points to 5.84% in 2000 as compared to 5.26% in 1999. The Company also increased its other borrowings, primarily Federal Home Loan Bank advances, $22,978,000 or 71.04% to $55,322,000 in 2000 from $32,344,000 in 1999, with an increase of 117 basis points in average interest paid to 6.55% in 2000 as compared to 5.38% in 1999. Average interest-earning assets increased $73,259,000 or 10.94% to $743,011,000 in 2000 as compared to $669,752,000 in 1999. Average yield earned on interest-earning assets increased 31 basis points to 9.35% in 2000 as compared to 9.04% in 1999. Average loans increased $64,585,000 or 12.77% to $570,526,000 in 2000 from
$505,941,000 in 1999. Average yield earned on loans increased 22 basis points to 10.22% as compared to 10.00% in 1999. Average investments increased $10,197,000 to $159,168,000 in 2000 from $148,971,000 in 1999. Average yield earned on investments increased 28 basis points to 6.41% in 2000 as compared to 6.13% in 1999. The change in average interest-bearing deposits in banks and the related yield on those assets did not have a material effect on interest income. Because increasing interest rates had a greater impact on interest paid on interest-bearing liabilities than they had on yield earned on interest-earning assets, ABC's interest rate spread decreased 26 basis points to 4.43% in 2000 from 4.69% in 1999. Net interest income on a taxable-equivalent basis was $38,665,000 in 2000 as compared to $36,150,000 in 1998, representing an increase of $2,515,000 or 6.96%. The increase in average interest-earning assets was funded by an increase in average deposits of $40,665,000 or 6.63% and an increased in average borrowings of $24,091,000. In 2000, approximately 14% of the average deposits were noninterest-bearing deposits as compared to approximately 15% in 1999.

      The net interest margin increased four basis points to 5.40% in 1999 as compared to 5.36% in 1998. This increase in net interest margin resulted from a decrease of 44 basis points in average yield earned on interest-earning assets accompanied by a decrease of 54 basis points in average rate paid on interest-bearing liabilities. Because declining interest rates had a greater favorable impact on interest paid on interest-bearing liabilities than they had on yield earned on interest-earning assets, ABC actually increased its interest rate spread ten basis points to 4.69% in 1999 from 4.59% in 1998. Net interest income on a taxable-equivalent basis was $36,150,000 in 1999 as compared to $34,386,000 in 1998, representing an increase of $1,764,000 or 5.13%. Average interest-earning assets increased $27,951,000 or 4.35% to $669,752,000 in 1999 from $641,801,000 in 1998. Average loans increased $10,520,000; average investments, including interest-bearing deposits in banks, increased $19,361,000; and average federal funds sold decreased $1,005,000. The increase in average interest-earning assets was funded by an increase in average deposits of $6,288,000 or 1.04% to $613,327,000 in 1999 from $607,039,000 in 1998. In
1999 and 1998, approximately 15% and 14%, respectively, of the average deposits were noninterest-bearing deposits.

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

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $1,712,000 in 2000, $2,154,000 in 1999 and $5,505,000 in 1998. Due
to adverse economic conditions in early 1998, it became apparent that several agriculturally related loans and commercial business loans were not performing according to the loan agreements. Management intensified its efforts to identify those nonperforming loans, to charge off loans that were considered in the loss category and to adequately reserve for other loans determined to be at risk. During 1999 net loan charge-offs decreased $489,000 or 16.63% to $2,451,000 as compared to $2,940,000 in 1998. During 2000 net loan charge-offs decreased $676,000 or 27.58% to $1,775,000 as compared to $2,451,000 in 1999. Due to the improvement in the quality of the loan portfolio, which resulted from management's efforts to resolve problem loan situations, management determined that the provision for loan losses in 2000 and 1999 could be significantly reduced from the provision recorded in 1998. During 2000, average loans increased $64,585,000 or 12.12% over 1999 as compared to an increase in average loans of $10,520,000 or 2.12% in 1999 as compared to 1998. The allowance for loan losses decreased $63,000 or .64% to $9,832,000 at December 31, 2000 from $9,895,000 at December 31, 1999. Net charge-offs represented 103.68% of the provision for loan losses in 2000 as compared to 113.79% in 1999. Net loan charge-offs for 2000 represented .31% of average loans outstanding during the year as compared to .48% for 1999 and .59% for 1998. At December 31, 2000, the allowance for loan losses was 1.67% of total loans outstanding as compared to an allowance for loan losses of 1.87% of total loans outstanding at December 31, 1999 and 2.14% of total loans outstanding at December 31, 1998. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the consolidated loan portfolio.

      Average total assets increased $68,258,000 or 9.35% to $798,221,000 in 2000 as compared to $729,963,000 in 1999. The increase in average total assets was accompanied by an increase in average deposits of $40,665,000 or 6.63% and an increase of average borrowings of $24,091,000. Average total assets increased $29,869,000 or 4.27% to $729,963,000 in 1999 as compared to $700,094,000 in
1998. The increase in average total assets was accompanied by an increase in average total deposits of $6,288,000 or 5.39% to $613,327,000 in 1999 from $607,039,000 in 1998 and an increase in average borrowings of $19,678,000.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed only to U. S. Dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities, which are commonly, pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

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

      The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 0.66% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 0.96% if rates decline over the next year.

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

                                                                     Year Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                              2000                              1999                              1998
                               --------------------------------  --------------------------------  ---------------------------------
                                             Interest  Average                Interest   Average                 Interest   Average
                                Average      Income/    Yield/    Average     Income/     Yield/    Average       Income/    Yield/
                                Balance      Expense  Rate Paid   Balance     Expense   Rate Paid   Balance       Expense  Rate Paid
                               ---------    --------- ---------  ---------    --------- ---------  ---------    --------- ----------
                                                                 (Dollars in Thousands)
                               -----------------------------------------------------------------------------------------------------
ASSETS
  Interest-earning assets:
    Loans, net of unearned
      interest                 $ 570,526    $  58,328   10.22%   $ 505,941    $  50,603      10%   $ 495,421    $  51,584   10.41%
  Investment securities:
    Taxable                      139,928        8,750    6.25      127,515        7,488    5.87      102,047        6,313    6.19
    Nontaxable                    19,240        1,453    7.55       21,456        1,645    7.67       22,946        1,803    7.86
  Interest-bearing deposits
    in banks                      13,317          939    7.05       14,840          814    5.49       20,382        1,077    5.28
  Federal funds sold                  --           --                   --           --      --        1,005           53    5.27
                               ---------    ---------            ---------    ---------            ---------    ---------
    Total interest-earning
      assets                     743,011       69,470    9.35      669,752       60,550    9.04      641,801       60,830    9.48
                               ---------    ---------            ---------    ---------            ---------    ---------

  Noninterest-earning assets:
   Cash                           23,963                            26,391                            23,802
   Allowance for loan losses     (10,144)                          (10,124)                           (9,933)
   Unrealized gain (loss) on
     available for sale
     securities                   (2,007)                              252                               406
  Other assets                    43,398                            43,692                            44,018
                               ---------                         ---------                         ---------
   Total noninterest-
     earning assets               55,210                            60,211                            58,293
                               ---------                         ---------                         ---------

   Total assets                $ 798,221                         $ 729,963                         $ 700,094
                               =========                         =========                         =========

                                                                        Year Ended December 31,
                                    ----------------------------------------------------------------------------------------------
                                                 2000                            1999                            1998
                                    ------------------------------  ------------------------------  ------------------------------
                                               Interest   Average              Interest   Average              Interest    Average
                                     Average   Income/    Yield/     Average   Income/     Yield/    Average    Income/    Yield/
                                     Balance   Expense   Rate Paid   Balance   Expense   Rate Paid   Balance    Expense  Rate Paid
                                    --------   --------  ---------  --------   --------  ---------  --------   --------  ---------
                                                                        (Dollars in Thousands)
                                    ----------------------------------------------------------------------------------------------
  LIABILITIES AND
    STOCKHOLDERS'
    EQUITY

  Interest-bearing liabilities:
  Savings and interest-bearing
    demand deposits                 $194,895   $  5,087     2.61%   $190,745   $  4,904     2.57%   $174,443   $  5,439     3.12%
  Time deposits                      370,707     21,666     5.84     333,257     17,520     5.26     348,826     19,971     5.73
  Other short-term borrowings          5,776        428     7.41       4,663        237     5.08         835         41     4.91
  Other borrowings                    55,322      3,624     6.55      32,344      1,739     5.38      16,494        993     6.02
                                    --------   --------             --------   --------             --------   --------
    Total interest-bearing
      liabilities                    626,700     30,805     4.92     561,009     24,400     4.35     540,598     26,444     4.89
                                    --------   --------             --------   --------             --------   --------

  Noninterest-bearing liabilities
    and stockholders' equity:
  Demand deposits                     88,390                          89,325                          83,770
  Other liabilities                    6,573                           4,540                           7,068
  Stockholders' equity                76,558                          75,089                          68,658
                                    --------                        --------                        --------
    Total noninterest-bearing
      liabilities and
      stockholders' equity           171,521                         168,954                         159,496
                                    --------                        --------                        --------

    Total liabilities and
      stockholders' equity          $798,221                        $729,963                        $700,094
                                    ========                        ========                        ========

Interest rate spread                                        4.43%                           4.69%                           4.59%
                                                            =====                           =====                           =====

Net interest income                            $ 38,665                        $ 36,150                        $ 34,386
                                               ========                        ========                        ========

Net interest margin                                         5.20%                           5.40%                           5.36%
                                                            =====                           =====                           =====

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

                                                                         Year Ended December 31,
                                             --------------------------------------------------------------------------------
                                                         2000 vs. 1999                             1999 vs. 1998
                                             --------------------------------------    --------------------------------------
                                                             Changes Due To                               Changes Due To
                                              Increase     ------------------------     Increase     ------------------------
                                             (Decrease)       Rate         Volume      (Decrease)       Rate         Volume
                                             ----------    ----------    ----------    ----------    ----------    ----------
                                                                          (Dollars in Thousands)
                                             --------------------------------------------------------------------------------
Increase (decrease) in:
  Income from earning assets:
    Interest and fees on loans               $    7,725    $    1,265    $    6,460    $     (981)   $   (2,076)   $    1,095
  Interest on securities:
    Taxable                                       1,262           533           729         1,175          (401)        1,576
    Nontaxable                                     (192)          (22)         (170)         (158)          (41)         (117)
  Interest-bearing deposits in banks                125           209           (84)         (263)           30          (293)
  Interest on Federal funds                          --            --            --           (53)           --           (53)
                                             ----------    ----------    ----------    ----------    ----------    ----------
    Total interest income                         8,920         1,985         6,935          (280)       (2,488)        2,208
                                             ----------    ----------    ----------    ----------    ----------    ----------

Expense from interest-bearing liabilities:
  Interest on savings and interest-
    bearing demand deposits                         183            76           107          (535)       (1,043)          508
  Interest on time deposits                       4,146         2,177         1,969        (2,451)       (1,560)         (891)
  Interest on short-term borrowings                 191           134            57           196             8           188
  Interest on other borrowings                    1,885           650         1,235           746          (208)          954
                                             ----------    ----------    ----------    ----------    ----------    ----------
    Total interest expense                        6,405         3,037         3,368        (2,044)       (2,803)          759
                                             ----------    ----------    ----------    ----------    ----------    ----------

    Net interest income                      $    2,515    $   (1,052)   $    3,567    $    1,764    $      315    $    1,449
                                             ==========    ==========    ==========    ==========    ==========    ==========

Noninterest Income

      Service charges on deposit accounts increased $697,000 or 12.24% to $6,393,000 in 2000 as compared to $5,696,000 in 1999 on an increase in average deposits of $40,665,000 or 6.63% to $653,992,000 in 2000 from $613,327,000 in
1999. The increase in service charges on deposit accounts was attributable primarily to the increase in average deposits. Service charges on deposit accounts decreased $24,000 or .42% to $5,696,000 in 1999 as compared to $5,720,000 in 1998 on an increase in average deposits of $6,288,000 to $613,327,000 in 1999 from $607.039,000 in 1998. The decrease in service charges on deposit accounts was attributable to the introduction of new products to meet increased competition in the Company's market areas. Certain of these products reduced service charge income. For example, overdraft protection extended to customers reduces the amount of income generated from insufficient check charges or overdraft charges. A portion of this decrease in other income is offset by increase in interest and fees on loans. Origination fees on mortgage loans decreased $383,000 or 48.64% to $405,000 in 2000 as compared to $788,000 in
1999. This decrease is attributable to the decrease in mortgage lending activities, particularly the refinancing of mortgage loans, resulting from the stabilization of interest rates during 2000. In comparison, origination fees on mortgage loans decreased $95,000 or 10.76% in 1999 as compared with 1998 due to the increase in interest rates on mortgage loans during 1999. In 1998, ABC recognized nontaxable income of $1,200,000 in life insurance benefits upon the death of a former officer and director of a subsidiary bank. This nonrecurring transaction represented 12.37% of total noninterest income in 1998 and 17.36% of consolidated net income for 1998. All other noninterest income increased $58,000 or 4.27% to $1,417,000 in 2000 as compared to $1,359,000 in 1999. All other noninterest income increased $214,000 or 13.60% to $1,359,000 in 1999 as compared to $1,573,000 in 1998. The decrease in other noninterest income was attributable to a decrease of $143,000 in net gains and losses on sale of fixed assets and other real estate and a decrease of $68,000 in gain on sale of loans.

      Following is a comparison of noninterest income for 2000, 1999 and 1998.

                                                     Year Ended December 31,
                                                    ------------------------
                                                     2000     1999     1998
                                                    ------   ------   ------
                                                     (Dollars in Thousands)
                                                    ------------------------

      Service charges on deposit accounts           $6,393   $5,696   $5,720
      Mortgage origination fees                        405      788      883
      Other service charges, commissions and fees      622      423      506
      Nontaxable life insurance benefits                --       --    1,200
      Other income                                     795      936    1,067
                                                    ------   ------   ------
                                                    $8,215   $7,843   $9,376
                                                    ======   ======   ======

Noninterest Expense

      Salaries and employee benefits increased $1,534,000 or 10.30% to $16,420,000 in 2000 from $14,886,000 in 1999. Salaries increased $547,000
(4.98%); bonuses increased $468,000 (47.76%); retirement expense increased $242,000 (34.23%); and all other employee benefits, including stock options and other grants, insurance and payroll taxes, increased $277,000 (12.44%). Stock options and other grants increased $192,000.

      Salaries and employee benefits increased $861,000 or 6.14% to $14,886,000 in 1999 from $14,025,000 in 1998. This increase was attributable to an increase of 14 full-time employees and five part-time employees during 1999 and to normal increases in salaries and employee benefits.

      Equipment and occupancy expense remained fairly constant during 2000, 1999 and 1998. Equipment and occupancy expense increased $147,000 or 3.51% to $4,338,000 in 2000 as compared to $4,191,000 in 1999. The increase in 2000 was attributable to an increase in depreciation expense of $201,000 over depreciation expense for 1999. Equipment and occupancy expense decreased $129,000, or 2.99%, to $4,191,000 in 1999 as compared to $4,320,000 in 1998.
This decrease in expense was attributable primarily to a decrease of $155,000 in depreciation expense.

      Amortization of intangible assets remained the same in 2000 as the amount charged to expense in 1999. Amortization of intangible assets decreased $47,000 in 1999 as compared to 1998 as a result of the completion of amortization of core deposits acquired in an earlier bank acquisition.

      Data processing fees increased $456,000 to $1,147,000 in 2000 as compared to $691,000 in 1999. Approximately $200,000 of the increase was attributable to management's decision in 2000 to classify certain charges as data processing fees that were charged to other expense in 1999 and 1998. The reclassification of these charges in 1999 and 1998 to data processing fees was not considered necessary. In addition, ABC installed voice response units in all the Banks that accounted for an increase of approximately $84,000 in 2000. Also, a billing error in 1999 resulted in the payment of an additional $100,000 in 2000 that related to data processing in 1999. There were no significant change in data processing fees charged to expense in 1999 as compared to 1998.

      Following is an analysis of noninterest expense for 2000, 1999 and 1998.

                                            Year Ended December 31,
                                          ---------------------------
                                           2000      1999      1998
                                          -------   -------   -------
                                             (Dollars in Thousands)
                                          ---------------------------

      Salaries and employee benefits      $16,420   $14,886   $14,025
      Equipment and occupancy               4,338     4,191     4,320
      Amortization of intangible assets       804       804       851
      Data processing fees                  1,147       691       774
      Other expense                         7,524     7,370     8,026
                                          -------   -------   -------
                                          $30,233   $27,942   $27,996
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

      The following table sets forth the distribution of the repricing of ABC's earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of ABC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                   At December 31, 2000
                                                 ----------------------------------------------------------
                                                               Maturing or Repricing Within
                                                 ----------------------------------------------------------
                                                   Zero to     Three        One to      Over
                                                    Three    Months to      Three       Three
                                                   Months    One Year       Years       Years       Total
                                                 ---------   ---------    ---------   ---------   ---------
                                                                    (Dollars in Thousands)
                                                 ----------------------------------------------------------
Earning assets:
  Interest-bearing deposits in banks             $   4,952   $      --    $      --   $      --   $   4,952
  Investment securities                             32,406      29,457       58,294      41,948     162,105
  Loans                                            226,766     131,503      178,813      50,299     587,381
                                                 ---------   ---------    ---------   ---------   ---------
                                                   264,124     160,960      237,107      92,247     754,438
                                                 ---------   ---------    ---------   ---------   ---------
Interest-bearing liabilities:
  Interest-bearing demand deposits (1)                  --      49,510      107,576          --     157,086
  Savings (1)                                           --      15,383       28,786          --      44,169
  Certificates less than $100,000                   87,448     147,479       22,924       5,192     263,043
  Certificates, $100,000 and over                   38,735      73,126        7,482       1,327     120,670
  Other short-term borrowings                        2,653          --           --          --       2,653
  Other borrowings                                   5,000      24,100        1,000      25,250      55,350
                                                 ---------   ---------    ---------   ---------   ---------
                                                   133,836     309,598      167,768      31,769     642,971
                                                 ---------   ---------    ---------   ---------   ---------

Interest rate sensitivity gap                    $ 130,288   $(148,638)   $  69,339   $  60,478   $ 111,467
                                                 =========   =========    =========   =========   =========

Cumulative interest rate sensitivity gap         $ 130,288   $ (18,350)   $  50,989   $ 111,467
                                                 =========   ==========   =========   =========

Interest rate sensitivity gap ratio                   1.97         .52         1.41        2.90
                                                 =========   ==========   =========   =========

Cumulative interest rate sensitivity gap ratio        1.97         .96         1.08        1.17
                                                 =========   ==========   =========   =========

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

Types of Investments

Securities

      Following is a summary of the carrying value of investments as of the end of each reported period:

                                                         December 31,
                                               ------------------------------
                                                 2000       1999       1998
                                               --------   --------   --------
                                                   (Dollars in Thousands)
                                               ------------------------------

      U. S. Government and agency securities   $ 61,186   $ 48,811   $ 66,407
      State and municipal securities             19,468     20,134     22,322
      Corporate debt securities                   6,130      4,344         --
      Mortgage-backed securities                 71,221     69,477     65,357
      Marketable equity securities                  614        772        460
      Restricted equity securities                3,486      3,452      4,323
                                               --------   --------   --------
                                               $162,105   $146,990   $158,869
                                               ========   ========   ========

Maturities

      The amounts of investments in securities in each category as of December 31, 2000 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                              U. S. Treasury
                                             and Other U. S.        State and
                                           Government Agencies      Political
                                             and Corporations     Subdivisions

                                                        Yield               Yield
                                             Amount      (1)     Amount    (1) (2)
                                           ---------    -----   --------   -------
                                                    (Dollars in Thousands)
                                           ----------------------------------------
      Maturity:
       One year or less                     $ 27,071    5.59%   $  2,505    6.85%
       After one year through five years      76,816    6.16       8,663    7.45
       After five years through ten years     37,814    7.35       6,820    7.06
       After ten years                           936    7.02       1,480    7.42
                                            --------    ----    --------    ----
                                            $142,637    6.39%   $ 19,468    7.23%
                                            ========    ====    ========    ====

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

                                 LOAN PORTFOLIO

Types of Loans

      Management believes that the Company's loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 50% of the Company's loan portfolio as of December 31, 2000. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                            December 31,
                                        ----------------------------------------------------
                                          2000       1999       1998       1997       1996
                                        --------   --------   --------   --------   --------
                                                      (Dollars in Thousands)
                                        ----------------------------------------------------
Commercial and financial                $109,647   $ 83,385   $ 70,282   $ 72,171   $ 69,772
Agricultural                              34,840     29,694     36,567     41,882     35,525
Real estate - construction                14,046     13,228      8,439     13,117     13,612
Real estate - mortgage, farmland          57,253     59,018     56,595     55,245     52,978
Real estate - mortgage, commercial       160,456    150,075    123,854    108,339     89,708
Real estate - mortgage, residential      128,614    117,936    114,930    127,767    121,448
Consumer installment loans                76,076     59,529     65,307     68,959     67,572
Other                                      6,449     17,360      1,220      2,764      2,229
                                        --------   --------   --------   --------   --------
                                         587,381    530,225    477,194    490,244    452,844
Less reserve for possible loan losses      9,832      9,895     10,192      7,627      7,273
                                        --------   --------   --------   --------   --------
   Loans, net                           $577,549   $520,330   $467,002   $482,617   $445,571
                                        ========   ========   ========   ========   ========

Maturities and Sensitivity to Changes in Interest Rates

      Total loans as of December 31, 2000 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through three years, and (3) after three years.

                                                                     (Dollars in
                                                                      Thousands)
                                                                     -----------
Maturity or Repricing Within:
  One year or less                                                    $358,269
  After one year through three years                                   178,813
  After three years                                                     50,299
                                                                      --------
                                                                      $587,381
                                                                      ========

      The following table summarizes loans at December 31, 2000 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                (Dollars in
                                                                 Thousands)
                                                                -----------

      Predetermined interest rates                                $227,489
      Floating or adjustable interest rates                          1,623
                                                                  --------
                                                                  $229,112
                                                                  ========

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

                                                                     December 31,
                                                   -----------------------------------------------
                                                     2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
                                                                (Dollars in Thousands)
                                                   -----------------------------------------------
Loans accounted for on a nonaccrual basis          $ 4,863   $ 5,551   $ 8,767   $10,101   $ 4,977

Installment loans and term loans contractually          81        48        94        59       397
  past due ninety days or more as to interest
  or principal payments and still accruing

Loans, the terms of which have been renegotiated        --        --        --        --        --
  to provide a reduction or deferral of interest
  or principal because of deterioration in the
  financial position of the borrower

Loans now current about which there are serious         --        --        --        --        --
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

                         SUMMARY OF LOAN LOSS EXPERIENCE

      The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $9,832,000 at December 31, 2000, representing 1.67% of year end total loans outstanding, compared with $9,895,000 at December 31, 1999, which represented 1.87% of year end total loans outstanding. The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

                                                                     At December 31,
                           -----------------------------------------------------------------------------------------------------
                                   2000                      1999                      1998                      1997
                           ----------------------    ----------------------    ----------------------    ----------------------
                                       Percent of                Percent of                Percent of                Percent of
                                        Loans in                  Loans in                  Loans in                  Loans in
                                        Category                  Category                  Category                  Category
                                        to Total                  to Total                  to Total                  to Total
                            Amount       Loans        Amount       Loans        Amount       Loans        Amount       Loans
                           --------    ----------    --------    ----------    --------    ----------    --------    ----------
                                                                               (Dollars in Thousands)
                           -----------------------------------------------------------------------------------------------------
Commercial, financial,
  industrial and
  agricultural             $  2,981        25%       $  2,904            22%   $  3,047            22%   $  1,792            23%
Real estate                   2,925        61           3,213            64       3,404            64       3,274            62
Consumer                      2,156        14           1,997            14       1,906            14       1,112            15
Unallocated                   1,770        --           1,781            --       1,835            --       1,449            --
                           --------    ----------    --------    ----------    --------    ----------    --------    ----------
                           $  9,832       100%       $  9,895           100%   $ 10,192           100%   $  7,627           100%
                           ========    ==========    ========    ==========    ========    ==========    ========    ==========

                              At December 31,
                          ----------------------
                                  1996
                          ----------------------
                                     Percent of
                                      Loans in
                                      Category
                                      to Total
                           Amount       Loans
                          --------    ----------

                          ----------------------
Commercial, financial,
  industrial and
  agricultural            $  1,661            23%
Real estate                  2,928            62
Consumer                     1,446            15
Unallocated                  1,238            --
                          --------    ----------
                          $  7,273           100%
                          ========    ==========

      The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                  December 31,
                                       -----------------------------------------------------------------
                                         2000          1999          1998          1997          1996
                                       ---------     ---------     ---------     ---------     ---------
                                                             (Dollars in Thousands)
                                       -----------------------------------------------------------------
Average amount of loans outstanding    $ 570,526     $ 505,941     $ 495,421     $ 475,047     $ 395,822
                                       =========     =========     =========     =========     =========

Balance of reserve for possible loan
  losses at beginning of period        $   9,895     $  10,192     $   7,627     $   7,273     $   5,890
                                       ---------     ---------     ---------     ---------     ---------

Charge-offs:
  Commercial, financial and
    agricultural                          (1,077)       (1,383)       (1,456)         (759)         (768)
  Real estate                               (249)         (933)       (1,252)       (1,981)       (1,242)
  Consumer                                (1,268)       (1,417)       (1,322)         (383)         (279)
Recoveries:
  Commercial, financial and
    agricultural                             302           434           276           168            89
  Real estate                                146           263           365           512           275
  Consumer                                   371           585           449            66           178
                                       ---------     ---------     ---------     ---------     ---------
    Net charge-offs                       (1,775)       (2,451)       (2,940)       (2,377)       (1,747)
                                       ---------     ---------     ---------     ---------     ---------

Additions to reserve charged to
  operating expenses                       1,712         2,154         5,505         2,731         1,919
                                       ---------     ---------     ---------     ---------     ---------

Allowance for loan losses of
  acquired subsidiary                         --            --            --            --         1,211
                                       ---------     ---------     ---------     ---------     ---------

  Balance of reserve for possible
    loan losses at end of period       $   9,832     $   9,895     $  10,192     $   7,627     $   7,273
                                       =========     =========     =========     =========     =========

Ratio of net loan charge-offs
  to average loans                           .31%          .48%          .59%          .50%          .44%
                                       =========     =========     =========     =========     =========

                                    DEPOSITS

      Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                       Year Ended December 31,
                                                ------------------------------------
                                                       2000                 1999
                                                ----------------    ----------------
                                                 Amount     Rate     Amount     Rate
                                                -------     ----    -------     ----
                                                        (Dollars in Thousands)
                                                ------------------------------------
Noninterest-bearing demand deposits            $ 88,390       --%  $ 89,325       --%
Interest-bearing demand and savings deposits    194,895     2.61    190,745     2.57
Time deposits                                   370,707     5.84    333,257     5.26
                                               --------           ---------
              Total deposits                   $653,992           $ 613,327
                                               ========           =========

      ABC has a large, stable base of time deposits with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

      The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                                 (Dollars in
                                                                 Thousands)
                                                                 -----------

      Three months or less                                        $ 38,735
      Over three through twelve months                              73,126
      Over twelve months                                             8,809
                                                                  --------
      Total                                                       $120,670
                                                                  ========

                    RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

      The following rate of return information for the periods indicated is presented below.

                                                      Year Ended December 31,
                                                    ---------------------------
                                                     2000       1999       1998
                                                    -----      -----      -----

Return on assets (1)                                 1.27%      1.23%      0.99%

Return on equity (2)                                13.19      11.93      10.07

Dividends payout ratio (3)                          38.66      33.98      42.11

Equity to assets ratio (4)                           9.59      10.29       9.81

(1)   Net income divided by average total assets.
(2)   Net income divided by average equity.
(3)   Dividends declared per share divided by net income per share.
(4)   Average equity divided by average total assets.

Liquidity and Capital Resources

      Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC and the Banks to meet those needs. ABC and the Banks seek to meet liquidity requirements primarily through management of short-term investments (principally interest-bearing deposits in banks) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. In addition, the Banks maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

      The liquidity and capital resources of ABC and the Banks are monitored on a periodic basis by state and federal regulatory authorities. At December 31, 2000, the Banks' short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 2000, ABC increased its capital by retaining net earnings of $6,223,000 after payment of dividends. After recording an increase in capital of $2,192,000 for unrealized gains on securities available for sale, net of taxes, an increase of $387,000 for restricted stock transactions, and a decrease in capital of $4,162,000 for repurchase of treasury shares, total capital increased $4,640,000 during 2000. At December 31, 2000, total capital of ABC amounted to $80,656,000. ABC and the Subsidiary Banks are aware of no events or trends likely to result in a material change in their liquidity.

      At December 31, 2000, ABC had binding commitments for capital expenditures of approximately $2,150,000.

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

            The following table summarizes the regulatory capital levels of the Company at December 31, 2000.

                              Actual                 Required               Excess
                      --------------------   ---------------------  ---------------------
                       Amount      Percent    Amount       Percent   Amount       Percent
                      --------     -------   --------      -------  --------      -------
                                            (Dollars in Thousands)
                      -------------------------------------------------------------------
Leverage capital      $ 79,954       9.86%   $ 32,422       4.00%   $ 47,532       5.86%
Risk-based capital:
Core capital            79,954      13.34      23,967       4.00      55,987       9.34
Total capital           87,544      14.61      47,935       8.00      39,609       6.61

      Each Bank also met its individual regulatory capital requirements at December 31, 2000.

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

      Following is a summary of the commitments outstanding at December 31, 2000 and 1999.

                                                       2000          1999
                                                     -------       -------
                                                     (Dollars in Thousands)
                                                     ----------------------

      Commitments to extend credit                   $75,007       $84,150
      Credit card commitments                         10,471         9,162
      Standby letters of credit                        5,179         3,415
                                                     -------       -------
                                                     $90,657       $96,727
                                                     =======       =======

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-33 of this Annual Report on Form 10-K:

      Consolidated Balance Sheets - December 31, 2000 and 1999

      Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Comprehensive Income - Years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements.

ITEM 9. DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During 2000 and 1999, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 13(a) 1., 2. and 3.

      (a)   The following documents are filed as part of this report:

            1.    Financial statements:

                  (a)   ABC Bancorp and Subsidiaries:

                        (i) Consolidated Balance Sheets - December 31, 2000 and 1999

                        (ii) Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

                        (iii) Consolidated Statements of Comprehensive Income -
                              Years ended December 31, 2000, 1999 and 1998

                        (iv) Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

                        (v) Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

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

            3.    Exhibits required by Item 601 of Regulation S-K:

      (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibit No.                   Description
----------- --------------------------------------------------------------------

2.1 Agreement and Plan of Merger by and among ABC, Tri-County Bank and Tri-County Merger Sub, Inc. dated as of November 28, 2000, Amendment No. 1 thereto dated as of January 26, 2001, and Amendment No. 2 thereto dated as of February 20, 2001.

2.2 Agreement and Plan of Merger by and between ABC and Golden Isles Financial Holdings, Inc. dated as of February 20, 2001 (filed as
            Exhibit 2.1 to ABC's Current Report on Form 8-K filed with the Commission on February 23, 2001 and incorporated herein by reference).

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

Exhibit No.                   Description
----------- --------------------------------------------------------------------

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

Exhibit No.                   Description
----------- --------------------------------------------------------------------

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

10.14 Form of Purchase and Assumption Agreement by and between NationsBank, N.A. (South) and ABC Bancorp dated as of February 26, 1997 (incorporated by reference to Exhibit 10.15 to ABC's Annual Report on Form 10-K (File No. 001-13981), filed with the Commission on March 25, 1998).

10.15 Form of Agreement and Plan of Merger by and between ABC Bancorp and Irwin Bankcorp, Inc. dated as of May 15, 1997 (incorporated by reference to Exhibit 10.16 to ABC's Annual Report on Form 10-K (File No. 001-13901) filed with the Commission on March 25, 1998).

10.16 Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

10.17 Form of Rights Agreement between ABC Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

10.18 ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to ABC's Annual Report on Form 10K (File No. 001-13901), filed with the Commission on March 29, 2000).

10.19 Executive Employment Agreement with Mark D. Thomas dated as of July 12, 1999.

10.20 Severance Protection Agreement with W. Edwin Lane, Jr. dated as of November 1, 1998.

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

                                               ABC BANCORP


Date: March 3, 2001          By: /s/ Kenneth J. Hunnicutt
      -----------------      ---------------------------------------------------
                             Kenneth J. Hunnicutt, President,
                             Chief Executive Officer and Director


Date: March 3, 2001          By: /s/ Mark D. Thomas
      -----------------      ---------------------------------------------------
                             Mark D. Thomas, Executive Vice President,
                             Chief Operating Officer and Director


Date: March 3, 2001          By: /s/ W. Edwin Lane, Jr.
      -----------------      ---------------------------------------------------
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


Date: March 3, 2001      /s/ Kenneth J. Hunnicutt
      -----------------  -------------------------------------------------------
                         Kenneth J. Hunnicutt, President,
                         Chief Executive Officer and Director


Date: March 3, 2001      /s/ Mark D. Thomas
      -----------------  -------------------------------------------------------
                         Mark D. Thomas, Executive Vice President,
                         Chief Operating Officer and Director


Date: March 3, 2001      /s/ W. Edwin Lane, Jr.
      -----------------  -------------------------------------------------------
                         W. Edwin Lane, Jr., Executive Vice President and
                         Chief Financial Officer


Date: March 3, 2001      /s/ John G. Briggs
      -----------------  -------------------------------------------------------
                         John G. Briggs, Director


Date:
      -----------------  -------------------------------------------------------
                         Johnny W. Floyd, Director


Date: March 3, 2001      /s/ J. Raymond Fulp
      -----------------  -------------------------------------------------------
                         J. Raymond Fulp, Director

Date: March 3, 2001      /s/ Wycliff R. Griffin
      -----------------  -------------------------------------------------------
                         Wycliff R. Griffin, Director


Date: March 3, 2001      /s/ Daniel B. Jeter
      -----------------  -------------------------------------------------------
                         Daniel B. Jeter, Director


Date: March 3, 2001      /s/ Robert P. Lynch
      -----------------  -------------------------------------------------------
                         Robert P. Lynch, Director


Date: March 3, 2001      /s/ Eugene M. Vereen, Jr.
      -----------------  -------------------------------------------------------
                         Eugene M. Vereen, Jr., Director


Date: March 3, 2001      /s/ Doyle Weltzbarker
      -----------------  -------------------------------------------------------
                         Doyle Weltzbarker, Director and Chairman of the Board


Date: March 3, 2001      /s/ Henry Wortman
      -----------------  -------------------------------------------------------
                         Henry Wortman, Director

                                   ABC BANCORP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Consolidated financial statements:

      Independent Auditor's Report
      Consolidated Balance Sheets - December 31, 2000 and 1999
      Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998
      Consolidated Statements of Comprehensive Income - Years ended December 31,
        2000, 1999 and 1998
      Consolidated Statements of Stockholders' Equity - Years ended December 31,
        2000, 1999 and 1998
      Consolidated Statements of Cash Flows - Years ended December 31, 2000,
        1999 and 1998
      Notes to Consolidated Financial Statements

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ABC Bancorp
Moultrie, Georgia

            We have audited the accompanying consolidated balance sheets of ABC Bancorp and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                                          /s/ Mauldin & Jenkins, LLC
                                          --------------------------------

Albany, Georgia
January 23, 2001, except for Note 17 as to which the date is February 23, 2001

                          ABC BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (Dollars in Thousands)

Assets                                                      2000         1999
                                                         ---------    ---------

Cash and due from banks                                  $  38,411    $  47,399
Interest-bearing deposits in banks                           4,952       32,731
Securities available for sale, at fair value               162,105      146,990

Loans                                                      587,381      530,225
Less allowance for loan losses                               9,832        9,895
                                                         ---------    ---------
     Loans, net                                            577,549      520,330
                                                         ---------    ---------

Premises and equipment, net                                 19,703       19,540
Excess of cost over net assets of banks acquired             6,832        7,636
Other assets                                                16,645       14,834
                                                         ---------    ---------

                                                         $ 826,197    $ 789,460
                                                         =========    =========

Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing                                    $  94,917    $ 103,279
  Interest-bearing                                         584,968      537,379
                                                         ---------    ---------
     Total deposits                                        679,885      640,658
Federal funds purchased and securities sold
  under agreements to repurchase                             2,653          397
Other borrowings                                            55,350       66,150
Other liabilities                                            7,653        6,239
                                                         ---------    ---------
     Total liabilities                                     745,541      713,444
                                                         ---------    ---------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $1; 15,000,000 shares
     authorized; 9,137,990 and 9,098,690 shares
     issued                                                  9,138        9,099
    Capital surplus                                         29,237       28,854
    Retained earnings                                       48,411       42,188
    Accumulated other comprehensive income (loss)              685       (1,507)
    Unearned compensation                                     (595)        (560)
                                                         ---------    ---------
                                                            86,876       78,074
    Less cost of shares acquired for the treasury,
     790,982 and 374,823 shares                             (6,220)      (2,058)
                                                         ---------    ---------
     Total stockholders' equity                             80,656       76,016
                                                         ---------    ---------

                                                         $ 826,197    $ 789,460
                                                         =========    =========

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Thousands)

                                                  2000       1999        1998
                                                --------   --------    --------
Interest income
  Interest and fees on loans                    $ 58,328   $ 50,603    $ 51,584
  Interest on taxable securities                   8,750      7,488       6,313
  Interest on nontaxable securities                  959      1,086       1,190
  Interest on deposits in other banks                939        814       1,077
  Interest on federal funds sold                      --         --          53
                                                --------   --------    --------
                                                  68,976     59,991      60,217
                                                --------   --------    --------

Interest expense
  Interest on deposits                            26,753     22,424      25,411
  Interest on other borrowings                     4,052      1,976       1,033
                                                --------   --------    --------
                                                  30,805     24,400      26,444
                                                --------   --------    --------

    Net interest income                           38,171     35,591      33,773
Provision for loan losses                          1,712      2,154       5,505
                                                --------   --------    --------
    Net interest income after
      provision for loan losses                   36,459     33,437      28,268
                                                --------   --------    --------

Other income
  Service charges on deposit accounts              6,393      5,696       5,720
  Other service charges, commissions and fees        622        423         506
  Mortgage origination fees                          405        788         883
  Non-taxable life insurance benefits                 --         --       1,200
  Loss on sale of securities                          --        (91)         --
  Other                                              795        936       1,067
                                                --------   --------    --------
                                                   8,215      7,752       9,376
                                                --------   --------    --------

Other expenses
  Salaries and employee benefits                  16,420     14,886      14,025
  Equipment expense                                2,484      2,348       2,442
  Occupancy expense                                1,854      1,843       1,878
  Amortization of intangible assets                  804        804         851
  Data processing fees                             1,147        691         774
  Other operating expenses                         7,524      7,370       8,026
                                                --------   --------    --------
                                                  30,233     27,942      27,996
                                                --------   --------    --------

    Income before income taxes                    14,441     13,247       9,648

Applicable income taxes                            4,343      4,291       2,735
                                                --------   --------    --------

    Net income                                  $ 10,098   $  8,956    $  6,913
                                                ========   ========    ========

Income per common share - Basic                 $   1.19   $   1.03    $   0.79
                                                ========   ========    ========

Income per common share - Diluted               $   1.19   $   1.03    $   0.79
                                                ========   ========    ========

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Thousands)

                                                                     2000      1999       1998
                                                                   -------   -------    -------
Net income                                                         $10,098   $ 8,956    $ 6,913
                                                                   -------   -------    -------

Other comprehensive income (loss):
    Net unrealized holding gains (losses) arising during period,
        net of tax (benefits) of $1,129, ($973) and $32              2,192    (1,889)        80
    Reclassification adjustment for losses included in net
        income, net of tax of $31                                       --        60         --
                                                                   -------   -------    -------
Total other comprehensive income (loss)                              2,192    (1,829)        80
                                                                   -------   -------    -------

Comprehensive income                                               $12,290   $ 7,127    $ 6,993
                                                                   =======   =======    =======

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Thousands)

                                                              Common Stock
                                                         -----------------------
                                                           Shares      Par Value
                                                         ---------     ---------

Balance, December 31, 1997                               7,524,718     $   7,525
  Net income                                                    --            --
  Cash dividends declared, $.33  per share                      --            --
  Net treasury stock transactions                               --            --
  Other comprehensive income                                    --            --
                                                         ---------     ---------
Balance, December 31, 1998                               7,524,718         7,525
  Net income                                                    --            --
  Cash dividends declared, $.35 per share                       --            --
  Six-for-five stock split                               1,516,142         1,516
  Issuance of restricted shares of common
    stock under employee incentive plan                     57,830            58
  Amortization of unearned compensation,
    net of forfeitures                                          --            --
  Net treasury stock transactions                               --            --
  Other comprehensive loss                                      --            --
                                                         ---------     ---------
Balance, December 31, 1999                               9,098,690         9,099
  Net income                                                    --            --
  Cash dividends declared, $.46 per share                       --            --
  Issuance of restricted shares of common
    stock under employee incentive plan                     39,300            39
  Amortization of unearned compensation,
    net of forfeitures                                          --            --
  Net treasury stock transactions                               --            --
  Other comprehensive income                                    --            --
                                                         ---------     ---------
Balance, December 31, 2000                               9,137,990     $   9,138
                                                         =========     =========

See Notes to Consolidated Financial Statements.


                                      F-6(a)

                          ABC BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Thousands)

                                                                      Accumulated
                                                                         Other
                                                                     Comprehensive                   Treasury Stock
                                             Capital     Retained       Income         Unearned    -------------------
                                             Surplus     Earnings       (Loss)       Compensation   Shares      Cost        Total
                                             --------    --------    -------------   ------------  --------   --------    --------
Balance, December 31, 1997                   $ 29,677    $ 32,264      $    242        $     --     272,353   $ (1,555)   $ 68,153
  Net income                                       --       6,913            --              --          --         --       6,913
  Cash dividends declared, $.33  per share         --      (2,897)           --              --          --         --      (2,897)
  Net treasury stock transactions                  --          --            --              --      32,800       (415)       (415)
  Other comprehensive income                       --          --            80              --          --         --          80
                                             --------    --------      --------        --------    --------   --------    --------
Balance, December 31, 1998                     29,677      36,280           322              --     305,153     (1,970)     71,834
  Net income                                       --       8,956            --              --          --         --       8,956
  Cash dividends declared, $.35 per share          --      (3,048)           --              --          --         --      (3,048)
  Six-for-five stock split                     (1,516)         --            --              --      62,470         --          --
  Issuance of restricted shares of common
    stock under employee incentive plan           693          --            --            (751)         --         --          --
  Amortization of unearned compensation,
    net of forfeitures                             --          --            --             191          --         --         191
  Net treasury stock transactions                  --          --            --              --       7,200        (88)        (88)
  Other comprehensive loss                         --          --        (1,829)             --          --         --      (1,829)
                                             --------    --------      --------        --------    --------   --------    --------
Balance, December 31, 1999                     28,854      42,188        (1,507)           (560)    374,823     (2,058)     76,016
  Net income                                       --      10,098            --              --          --         --      10,098
  Cash dividends declared, $.46 per share          --      (3,875)           --              --          --         --      (3,875)
  Issuance of restricted shares of common
    stock under employee incentive plan           383          --            --            (422)         --         --          --
  Amortization of unearned compensation,
    net of forfeitures                             --          --            --             387          --         --         387
  Net treasury stock transactions                  --          --            --              --     416,159     (4,162)     (4,162)
  Other comprehensive income                       --          --         2,192              --          --         --       2,192
                                             --------    --------      --------        --------    --------   --------    --------
Balance, December 31, 2000                   $ 29,237    $ 48,411      $    685        $   (595)    790,982   $ (6,220)   $ 80,656
                                             ========    ========      ========        ========    ========   ========    ========


                                      F-6(b)

                          ABC BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Thousands)

                                                                              2000         1999         1998
                                                                            ---------    ---------    ---------
OPERATING ACTIVITIES
    Net income                                                              $  10,098    $   8,956    $   6,913
                                                                            ---------    ---------    ---------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                           2,189        1,988        2,143
        Amortization of intangible assets                                         804          804          851
        Amortization of unearned compensation                                     387          191           --
        Net losses on sale of securities available for sale                        --           91           --
        Net (gains) losses on sale or disposal of premises and equipment            7           36         (188)
        Gain from life insurance benefits                                          --           --       (1,200)
        Provision for loan losses                                               1,712        2,154        5,505
        Provision for deferred taxes                                             (634)         (87)      (1,170)
        (Increase) decrease in interest receivable                             (1,970)         (75)       1,271
        Increase (decrease) in interest payable                                   578           57          (38)
        Decrease in taxes receivable                                               --          526           --
        Increase (decrease) in taxes payable                                       (1)         328         (485)
        Other prepaids, deferrals and accruals, net                               371         (378)         663
                                                                            ---------    ---------    ---------
              Total adjustments                                                 3,443        5,635        7,352
                                                                            ---------    ---------    ---------
              Net cash provided by operating activities                        13,541       14,591       14,265
                                                                            ---------    ---------    ---------
INVESTING ACTIVITIES
    (Increase) decrease  in interest-bearing deposits in banks                 27,779      (18,314)     (12,129)
    Purchases of securities available for sale                                (26,961)     (70,410)    (110,362)
    Purchases of securities held to maturity                                       --           --         (400)
    Proceeds from maturities of securities
        available for sale                                                     15,167       58,994       67,936
    Proceeds from sale of securities available for sale                            --       17,149           --
    Proceeds from maturities of securities held to maturity                        --        3,283       11,807
    Decrease in federal funds sold                                                 --           --          890
    (Increase) decrease in loans, net                                         (58,931)     (55,482)      10,110
    Purchase of premises and equipment                                         (2,359)      (2,631)      (2,383)
    Proceeds from sale of premises and equipment                                   --           --          708
    Proceeds from life insurance benefits                                          --           --        1,671
                                                                            ---------    ---------    ---------
              Net cash used in investing activities                           (45,305)     (67,411)     (32,152)
                                                                            ---------    ---------    ---------
FINANCING ACTIVITIES
    Increase in deposits                                                       39,227        7,333       32,614
    Increase (decrease) in federal funds purchased
       and securities sold under agreements to repurchase                       2,256         (486)         223
    Proceeds from other borrowings                                            109,800      338,950        5,500
    Repayment of other borrowings                                            (120,600)    (284,650)      (9,050)
    Dividends paid                                                             (3,745)      (2,898)      (2,900)
    Purchase of treasury shares                                                (4,162)         (88)        (415)
                                                                            ---------    ---------    ---------
              Net cash provided by financing activities                        22,776       58,161       25,972
                                                                            ---------    ---------    ---------
Net increase (decrease) in cash and due from banks                             (8,988)       5,341        8,085

Cash and due from banks at beginning  of year                                  47,399       42,058       33,973
                                                                            ---------    ---------    ---------
Cash and due from banks at end of year                                      $  38,411    $  47,399    $  42,058
                                                                            =========    =========    =========

                          ABC BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Thousands)

                                                       2000      1999      1998
                                                     -------   -------   -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the year for:
    Interest                                         $30,227   $24,343   $26,482

    Income taxes                                     $ 4,978   $ 3,524   $ 4,390

NONCASH TRANSACTION
    Transfer of securities held to maturity to
      securities available for sale                  $    --   $15,330   $    --

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

      Basis of Presentation

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

            The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

      Cash, Due from Banks and Cash Flows

            For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, interest-bearing deposits and federal funds purchased are reported net.

            The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

      Securities

            Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

            As of December 31, 1999, the Company transferred all debt securities classified as securities held to maturity to securities available for sale.

            Interest and dividends, including amortization of premiums and accretion of discounts, are included in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of any security below its cost that is deemed to be other than temporary is reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Loans

            Loans are reported at their outstanding unpaid principal balances less unearned income, deferred fees or costs on originated loans, and the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

            Loan origination fees, net of certain direct origination costs of consumer and instalment loans are recognized at the time the loan is placed on the books. Because these loan fees are not significant and the majority of loans have maturities of one year or less, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles. Loan origination fees net of certain direct loan origination costs for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan.

            The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.

            The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

            The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

            A loan is considered impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

      Premises and Equipment

            Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Other Real Estate Owned

            Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to noninterest expense. OREO is reported net of allowance for losses in the Company's financial statements. The carrying amount of other real estate owned at December 31, 2000 and 1999 was $620,000 and $461,000, respectively.

      Transfers of Financial Assets

            Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Stock Compensation Plans

            Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

      Earnings Per Share

            Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income after adjustments for the after-tax income effect of the issuance of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. The weighted-average number of shares outstanding for the years ended at December 31, 2000, 1999, and 1998 was 8,460,230; 8,701,615; and 8,698,860,
            respectively. The weighted-average number of shares outstanding and potential shares for the years ended December 31, 2000, 1999 and 1998 was 8,465,669; 8,710,685; and 8,713,177, respectively. The weighted average shares and potential common shares for 1998 have been adjusted to reflect the six-for-five split effected in the form of a 20% stock dividend to shareholders of record as of December 15, 1999.

      Comprehensive Income

            Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

      Recent Developments

            In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Reclassification of Certain Items

            Certain items in the consolidated financial statements as of and for the years ended December 31, 1999 and 1998 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 2000.

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

      The amortized cost and fair value of securities are summarized as follows:

                                                               Gross        Gross
                                                 Amortized   Unrealized   Unrealized     Fair
                                                   Cost        Gains        Losses       Value
                                                 ---------   ----------   ----------   ---------
                                                              (Dollars in Thousands)
                                                 -----------------------------------------------
      Securities Available for Sale
        December 31, 2000:
        U. S. Government and agency securities   $  60,467   $     892    $    (173)   $  61,186
        State and municipal securities              19,206         330          (68)      19,468
        Corporate debt securities                    6,101         114          (85)       6,130
        Mortgage-backed securities                  71,160         563         (502)      71,221
        Equity securities                              647          --          (33)         614
        Restricted equity securities                 3,486          --           --        3,486
                                                 ---------   ---------    ---------    ---------
                                                 $ 161,067   $   1,899    $    (861)   $ 162,105
                                                 =========   =========    =========    =========

        December 31, 1999:
        U. S. Government and agency securities   $  49,741   $       9    $    (939)   $  48,811
        State and municipal securities              20,059         209         (134)      20,134
        Corporate debt securities                    4,449          --         (105)       4,344
        Mortgage-backed securities                  70,700         122       (1,345)      69,477
        Marketable equity securities                   872          --         (100)         772
        Restricted equity securities                 3,452          --           --        3,452
                                                 ---------   ---------    ---------    ---------
                                                 $ 149,273   $     340    $  (2.623)   $ 146,990
                                                 =========   =========    =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                 Securities Available for Sale
                                                 -----------------------------
                                                 Amortized             Fair
                                                   Cost                Value
                                                 ---------           --------
                                                     (Dollars in Thousands)
                                                 -----------------------------

      Due in one year or less                    $ 19,747            $ 19,701
      Due from one year to five years              28,205              28,400
      Due from five to ten years                   36,394              37,204
      Due after ten years                           1,428               1,479
      Mortgage-backed securities                   71,160              71,221
      Equity securities                               647                 614
      Restricted equity securities                  3,486               3,486
                                                 --------            --------
                                                 $161,067            $162,105
                                                 ========            ========

      Securities with a carrying value of $82,568,979 and $78,388,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

      Gains and losses on sales of securities available for sale consist of the following:

                                                         December 31,
                                                   -------------------------
                                                    2000     1999      1998
                                                   ------   ------    ------
                                                     (Dollars in Thousands)
                                                   -------------------------

      Gross gains on sales of securities           $   --   $    4    $   --
      Gross losses on sales of securities              --      (95)       --
                                                   ------   ------    ------
      Net realized (losses) on sales of
      securities available for sale                $   --   $  (91)   $   --
                                                   ======   ======    ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

      The composition of loans is summarized as follows:

                                                          December 31,
                                                     ----------------------
                                                       2000         1999
                                                     --------     ---------
                                                     (Dollars in Thousands)
                                                     ----------------------

      Commercial and financial                       $109,647     $ 83,385
      Agricultural                                     34,840       29,694
      Real estate - construction                       14,046       13,228
      Real estate - mortgage, farmland                 57,253       59,018
      Real estate - mortgage, commercial              160,456      150,075
      Real estate - mortgage, residential             128,614      117,936
      Consumer installment loans                       76,076       59,529
      Other                                             6,449       17,360
                                                     --------     --------
                                                      587,381      530,225
      Allowance for loan losses                         9,832        9,895
                                                     --------     --------
                                                     $577,549     $520,330
                                                     ========     ========

      The following is a summary of information pertaining to impaired loans:

                                                     As of and For the Years Ended
                                                             December 31,
                                                     -----------------------------
                                                       2000       1999       1998
                                                     -------    -------    -------
      Impaired loans without a valuation allowance   $    --    $    --    $    --
      Impaired loans with a valuation allowance        4,863      5,551      8,767
                                                     -------    -------    -------
      Total impaired loans                           $ 4,863    $ 5,551    $ 8,767
                                                     =======    =======    =======
      Valuation allowance related to impaired loans  $ 1,020    $   953    $ 1,846
                                                     =======    =======    =======
      Average investment in impaired loans           $ 5,603    $ 6,447    $12,730
                                                     =======    =======    =======
      Interest income recognized on impaired loans   $    51    $    21    $   160
                                                     =======    =======    =======
      Foregone interest income on impaired loans     $   541    $   593    $ 1,160
                                                     =======    =======    =======

      In the ordinary course of business, the Company has granted loans to certain directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2000 and 1999 are as follows:

                                                               December 31,
                                                          ----------------------
                                                             2000        1999
                                                          ---------    ---------
                                                          (Dollars in Thousands)
                                                          ----------------------

      Balance, beginning of year                          $ 27,457     $ 19,356
        Advances                                            28,802       21,527
        Repayments                                         (23,082)     (13,031)
        Transactions due to change(s) in related parties     3,144         (395)
                                                          --------     --------
      Balance, end of year                                $ 36,321     $ 27,457
                                                          ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Changes in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                              December 31,
                                                    --------------------------------
                                                      2000        1999        1998
                                                    --------    --------    --------
                                                         (Dollars in Thousands)
                                                    --------------------------------
      Balance, beginning of year                    $  9,895    $ 10,192    $  7,627
       Provision for loan losses                       1,712       2,154       5,505
       Loans charged off                              (2,594)     (3,733)     (4,030)
       Recoveries of loans previously charged off        819       1,282       1,090
                                                    --------    --------    --------
      Balance, end of year                          $  9,832    $  9,895    $ 10,192
                                                    ========    ========    ========

NOTE 4. PREMISES AND EQUIPMENT, NET

      Premises and equipment are summarized as follows:

                                                            December 31,
                                                       ---------------------
                                                         2000          1999
                                                       -------       -------
                                                       (Dollars in Thousands)
                                                       ---------------------

      Land                                             $ 4,857       $ 4,903
      Buildings                                         16,604        14,776
      Equipment                                         17,419        15,977
      Construction in progress; estimated
        cost to complete, $2,150                           471         1,502
                                                       -------       -------
                                                        39,351        37,158
      Accumulated depreciation                          19,648        17,618
                                                       -------       -------
                                                       $19,703       $19,540
                                                       =======       =======

NOTE 5. DEPOSITS

      The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $120,670,000 and $95,282,000,
      respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

                                                                 (Dollars in
                                                                 Thousands)
                                                                 -----------

      2001                                                        $345,864
      2002                                                          22,319
      2003                                                           9,012
      2004                                                           3,574
      2005                                                           2,927
      Later years                                                       17
                                                                  --------
                                                                  $383,713
                                                                  ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS

      Prior to 1998, the Company and its subsidiaries maintained simplified employee pension plans for substantially all employees. These plans were SEP-IRA defined contribution plans.

      Effective January 1, 1998, the Company established two retirement plans to replace the simplified employee pension plans. The ABC Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The plan also provides for nonelective and discretionary contributions to be made at the sole discretion of the Company. The ABC Bancorp Money Purchase Pension Plan was established to supplement a participant's income upon retirement. The Plan is fully funded by the Company. The Plan provides for a fixed rate of contribution, currently 5%, of the participant's eligible compensation. The rate of contribution is established by the Compensation Committee of ABC Bancorp's Board of Directors. The Plan must be amended to change the fixed rate of 5% established by the Compensation Committee in December 1997. All full-time and part-time employees are eligible to participate in both plans provided they have met the eligibility requirements. Generally, a participant must have completed twelve months of employment with a minimum of 1,000 hours. Aggregate expense under the two plans charged to operations during 2000, 1999 and 1998 amounted to $949,000, $707,000 and $644,000, respectively.

NOTE 7. DEFERRED COMPENSATION PLANS

      The Company and two subsidiary banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected term of active employment. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Aggregate compensation expense under the plans were $75,000, $70,000 and $78,000 for 2000, 1999 and 1998, respectively, and is included in other operating expenses.

NOTE 8. OTHER BORROWINGS

      Other borrowings consist of the following:

                                                            December 31,
                                                      ----------------------
                                                           2000      1999
                                                      ----------   ---------
                                                      (Dollars in Thousands)
                                                      ----------------------

      Advances under revolving credit agreement       $ 2,000      $ 2,500
        with SunTrust Bank with interest at
        sixty-day LIBOR rate plus .9% (7.46%
        at December 31, 2000) due on May 31,
        2001; unsecured

      Advances from Federal Home Loan Bank with        53,100       25,350
        interest at adjustable rates (ranging
        from  6.48% to 6.93% at December 31, 2000)
        due at various dates from January 31,
        2001 to September 8, 2009

      Advance from Federal Home Loan Bank with            250          300
        interest at a fixed rate (6.48% at December
        31, 2000) due in annual installments of
        $50,000 through June 6, 2005

      Advances from Federal Home Loan Bank with            --       15,000
        interest at a fixed rate (ranging from
        5.63% to 5.98%) due at various dates from January 31, 2000 to June 15, 2000

      Advances from Federal Home Loan Bank with            --       23,000
        interest at a fixed rate (ranging from
        5.07% to 5.52%), convertible to a variable
        rate at option of  Federal Home Loan Bank in
        2000, due at various dates from April 2,
        2003 to October 29, 2009
                                                      -------      -------
                                                      $55,350      $66,150
                                                      =======      =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The advances from Federal Home Loan Bank are collateralized by the pledging of first mortgage loans and other specific loans.

      Other borrowings at December 31, 2000 have maturities in future years as follows:

                                                               (Dollars in
                                                                Thousands)
                                                               -----------

      2001                                                     $    29,150
      2002                                                           1,050
      2003                                                              50
      2004                                                              50
      2005                                                          15,050
      Later years                                                   10,000
                                                               -----------
                                                               $    55,350
                                                               ===========

NOTE 9. INCOME TAXES

      The income tax expense in the consolidated statements of income consists of the following:

                                           Years Ended December 31,
                                    -------------------------------------
                                      2000           1999           1998
                                    -------        -------        -------
                                            (Dollars in Thousands)
                                    -------------------------------------

      Current                       $ 4,977        $ 4,378        $ 3,905
      Deferred                         (634)           (87)        (1,170)
                                    -------        -------        -------
                                    $ 4,343        $ 4,291        $ 2,735
                                    =======        =======        =======

      The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                  Years Ended December 31,
                                               -----------------------------
                                                 2000       1999       1998
                                               -------    -------    -------
                                                   (Dollars in Thousands)
                                               -----------------------------

      Tax at federal income tax rate           $ 4,910    $ 4,504    $ 3,280
        Increase (decrease) resulting from:
          Tax-exempt interest                     (497)      (392)      (407)
          Amortization of excess
            cost over assets acquired              162        167        167
          Tax-exempt life insurance proceeds        --         --       (408)
          Other                                   (232)        12        103
                                               -------    -------    -------
      Provision for  income taxes              $ 4,343    $ 4,291    $ 2,735
                                               =======    =======    =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Net deferred income tax assets of $2,710,000 and $3,981,000 at December 31, 2000 and 1999, respectively, are included in other assets. The components of deferred income taxes are as follows:

                                                              December 31,
                                                          ---------------------
                                                           2000           1999
                                                          ------         ------
                                                          (Dollars in Thousands)
                                                          ---------------------

      Deferred tax assets:
        Loan loss reserves                                $3,343         $3,040
        Deferred compensation                                196            171
        Unearned compensation related to restricted stock    196             66
        Nonaccrual interest                                  216            193
        Net operating loss tax carryforward                  164            188
        Unrealized loss on securities available for sale      --            776
                                                          ------         ------
                                                           4,115          4,434
                                                          ------         ------
      Deferred tax liabilities:
        Deprecation and amortization                         276            453
        Unrealized gain on securities available for sale   1,129             --
                                                          ------         ------
                                                           1,405            453
                                                          ------         ------

      Net deferred tax assets                             $2,710         $3,981
                                                          ======         ======


NOTE 10. STOCK OPTION PLANS

      The Company has two fixed stock option plans under which it has granted options to its Chief Executive Officer to purchase common stock at the fair market price on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1992 Plan, options to purchase 10,001 shares were granted. None of these options have been exercised, however, all of the options were exercisable as of December 31, 2000. Options under the 1992 Plan expire in 2002. Under the 1997 Plan, options to purchase 67,500 shares were granted. Options under the 1997 Plan are fully vested and are exercisable over a period of ten years subject to certain limitations as to aggregate fair market value (determined as of the date of the grant) of all options exercisable for the first time by the optionee during any calendar year (the "$100,000 Per-Year Limitation"). Under the 1997 Plan, options to purchase 34,050 shares were exercisable as of December 31, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At the annual meeting on April 15, 1997, the shareholders approved the ABC Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the "Omnibus Plan"). Awards granted under the Omnibus Plan may be in the form of Qualified or Nonqualified Stock Options, Restricted Stock, Stock Appreciation Rights ("SARS"), Long-Term Incentive Compensation Units consisting of a combination of cash and Common Stock, or any combination thereof within the limitations set forth in the Omnibus Plan. The Omnibus Plan provides that the aggregate number of shares of the Company's Common Stock which may be subject to award may not exceed 637,500 subject to adjustment in certain circumstances to prevent dilution. As of December 31, 2000, the Company has issued a total of 108,696 restricted shares under the Omnibus Plan as compensation for certain key salaried employees. These shares carry dividend and voting rights. Sale of these shares is restricted prior to the date of vesting, which is three years from the date of the grant. Shares issued under this plan were recorded at their fair market value on the date of their grant with a corresponding charge to equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to these grants was $387,000 and $191,000 for 2000 and 1999, respectively. In addition to the granting of restricted shares, options to purchase 162,052 shares of the Company's common stock have been granted under the Omnibus Plan as of December 31,2000.

      A summary of the status of the three fixed plans at December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is as follows:

                                                                   December 31,
                                ----------------------------------------------------------------------------------
                                          2000                         1999                         1998
                                ------------------------     ------------------------     ------------------------
                                               Weighted-                    Weighted-                    Weighted-
                                                Average                      Average                      Average
                                               Exercise                     Exercise                     Exercise
                                  Number         Price        Number          Price        Number          Price
                                ---------      ---------     ---------      ---------     ---------      ---------
Under option, beginning
  of the year                     159,151      $   11.40       115,966      $   12.18        77,501      $   10.45
  Granted                          86,000          10.30        51,280          10.02        42,274          15.66
  Exercised                            --             --            --             --            --             --
  Forfeited                        (5,598)         11.79        (8,095)         13.74        (3,809)         15.66
                                ---------                    ---------                    ---------
Under option, end of year         239,553          11.00       159,151          11.40       115,966          12.18
                                =========                    =========                    =========

Exercisable at end of year         65,781                       41,260                       26,651
                                =========                    =========                    =========

Weighted-average fair value
  per option of options
  granted during year                          $    1.78                    $    2.97                    $    3.41
                                               =========                    =========                    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A further summary about options outstanding at December 31, 2000 is as follows:

                           Options Outstanding                      Options Exercisable
                -------------------------------------------     ---------------------------
                                 Weighted-       Weighted-                       Weighted-
 Range of                         Average         Average                         Average
 Exercise         Number        Contractual      Exercise          Number         Exercise
  Prices        Outstanding    Life in Years       Price        Outstanding        Price
-----------     -----------    -------------    -----------     -----------     -----------
$      4.50          10,001             2.0     $      4.50          10,001     $      4.50
      11.33          67,500             6.3           11.33          34,050           11.33
      15.94          25,775             7.0           15.94           9,975           15.94
      14.17           6,000             7.3           14.17           2,400           14.17
      10.39             600             8.1           10.39             120           10.39
       9.90          25,777             8.1            9.90           5,155            9.90
      10.11          18,000             8.3           10.11           3,600           10.11
      10.83           2,400             8.9           10.83             480           10.83
      10.38          75,500             9.1           10.38              --              --
      10.00           2,000             9.4           10.00              --              --
       9.94           3,000             9.5            9.94              --              --
       8.75           3,000             9.9            8.75              --              --
                -----------                                     -----------
                    239,553            7.59           11.00          65,781           10.91
                ===========                                     ===========

      As permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recognized no compensation cost under the fixed stock option plan for the years ended December 31, 2000, 1999 and 1998. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and net income per share would have been reduced as follows:

                                                               December 31,
                              ------------------------------------------------------------------------------
                                        2000                       1999                       1998
                              ------------------------   ------------------------   ------------------------
                                              Basic                      Basic                      Basic
                                 Net        Net Income      Net        Net Income      Net        Net Income
                                Income      Per Share      Income      Per Share      Income      Per Share
                              ----------    ----------   ----------    ----------   ----------    ----------
As reported                   $   10,098    $     1.19   $    8,956    $     1.03   $    6,913    $     0.79
Stock based compensation,
  net of related tax effect          (33)           --          (13)           --          (18)           --
                              ----------    ----------   ----------    ----------   ----------    ----------
As adjusted                   $   10,065    $     1.19   $    8,943    $     1.03   $    6,895    $     0.79
                              ==========    ==========   ==========    ==========   ==========    ==========

                                                               December 31,
                              ------------------------------------------------------------------------------
                                        2000                       1999                       1998
                              ------------------------   ------------------------   ------------------------
                                             Diluted                    Diluted                    Diluted
                                 Net        Net Income      Net        Net Income      Net        Net Income
                                Income      Per Share      Income      Per Share      Income      Per Share
                              ----------    ----------   ----------    ----------   ----------    ----------
As reported                   $   10,098    $     1.19   $    8,956    $     1.03   $    6,913    $     0.79
Stock based compensation,
  net of related tax effect          (33)           --          (13)           --          (18)           --
                              ----------    ----------   ----------    ----------   ----------    ----------
As adjusted                   $   10,065    $     1.19   $    8,943    $     1.03   $    6,895    $     0.79
                              ==========    ==========   ==========    ==========   ==========    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The fair value of the options granted in 2000 was based upon the discounted value of future cash flows of the options using the following assumptions:

      Risk-free interest rate                                              5.76%
      Expected life of the options                                      10 years
      Expected dividends (as a percent of the fair value of the stock)     4.57%
      Expected volatility                                                 17.34%

NOTE 11. EARNINGS PER COMMON SHARE

      The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share. All amounts are presented in thousands, except per share amounts.

                                        Year Ended December 31, 2000
                                ---------------------------------------------
                                    Income         Shares          Per Share
                                 (Numerator)    (Denominator)       Amount
                                -------------   -------------   -------------

Basic earnings per share
Net income                      $      10,098           8,460   $        1.19
                                                                =============

Effect of Dilutive Securities
Stock options                              --               5
                                -------------   -------------

Dilutive earnings per share
Net income                      $      10,098           8,465   $        1.19
                                =============   =============   =============

                                        Year Ended December 31, 1999
                                ---------------------------------------------
                                    Income         Shares          Per Share
                                 (Numerator)    (Denominator)       Amount
                                -------------   -------------   -------------

Basic earnings per share
Net income                      $       8,956           8,702   $        1.03
                                                                =============

Effect of Dilutive Securities
Stock options                              --               9
                                -------------   -------------

Dilutive earnings per share
Net income                      $       8,956           8,711   $        1.03
                                =============   =============   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        Year Ended December 31, 1998
                                ---------------------------------------------
                                    Income         Shares          Per Share
                                 (Numerator)    (Denominator)       Amount
                                -------------   -------------   -------------

Basic earnings per share
Net income                     $       6,913            8,699   $        0.79
                                                                =============

Effect of Dilutive Securities
Stock options                             --               14
                               -------------    -------------

Dilutive earnings per share
Net income                     $       6,913            8,713   $        0.79
                               =============    =============   =============

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company's commitments is as follows:

                                                          December 31,
                                                     ----------------------
                                                       2000          1999
                                                     -------       --------
                                                     (Dollars in Thousands)
                                                     ----------------------

      Commitments to extend credit                   $75,007       $84,150
      Credit card commitments                         10,471         9,162
      Standby letters of credit                        5,179         3,415
                                                     -------       -------
                                                     $90,657       $96,727
                                                     =======       =======

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

      Credit card commitments are unsecured.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

      In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

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

      The Company has a concentration of funds on deposit at its primary correspondent bank at December 31, 2000, as follows:

      Noninterest-bearing accounts                                $ 28,937
                                                                  ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. REGULATORY MATTERS

      The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, approximately $9,500,000 of retained earnings were available for dividend declaration without regulatory approval.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Banks meet all capital adequacy requirements to which they are subject.

      As of December 31, 2000, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.

      The Banks' actual capital amounts and ratios are presented in the following table.

                                                                                  To Be Well
                                                           For Capital        Capitalized Under
                                                            Adequacy          Prompt Corrective
                                       Actual               Purposes          Action Provisions
                               -------------------    -------------------    -------------------
                                Amount      Ratio      Amount      Ratio      Amount      Ratio
                               --------   --------    --------   --------    --------   --------
As of December 31, 2000                              (Dollars in Thousands)
                               -----------------------------------------------------------------
Total Capital
  to Risk Weighted Assets:
  Consolidated                 $ 87,544      14.61%   $ 47,935       8.00%      - - - N/A - - -
  American Banking Company     $ 14,877      12.43%   $  9,574       8.00%   $ 11,967      10.00%
  Heritage Community Bank      $  5,195      10.88%   $  3,819       8.00%   $  4,774      10.00%
  Bank of Thomas County        $  3,282      11.65%   $  2,253       8.00%   $  2,816      10.00%
  Citizens Security Bank       $ 12,486      13.75%   $  7,263       8.00%   $  9,079      10.00%
  Cairo Banking Company        $  7,147      13.49%   $  4,237       8.00%   $  5,297      10.00%
  Southland Bank               $ 17,024      13.36%   $ 10,194       8.00%   $ 12,742      10.00%
  Central Bank and Trust       $  5,122      12.26%   $  3,342       8.00%   $  4,178      10.00%
  First National Bank of
    South Georgia              $  6,443      10.44%   $  4,936       8.00%   $  6,170      10.00%
  Merchants and Farmers Bank   $  4,766      14.56%   $  2,618       8.00%   $  3,273      10.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  To Be Well
                                                           For Capital        Capitalized Under
                                                            Adequacy          Prompt Corrective
                                       Actual               Purposes          Action Provisions
                               -------------------    -------------------    -------------------
                                Amount      Ratio      Amount      Ratio      Amount      Ratio
                               --------   --------    --------   --------    --------   --------
As of December 31, 2000                              (Dollars in Thousands)
                               -----------------------------------------------------------------
  (Continued)

Tier I Capital
  to Risk Weighted Assets:
  Consolidated                 $ 79,954      13.34%   $ 23,967       4.00%      - - - N/A - - -
  American Banking Company     $ 13,378      11.18%   $  4,787       4.00%   $  7,180       6.00%
  Heritage Community Bank      $  4,624       9.69%   $  1,910       4.00%   $  2,864       6.00%
  Bank of Thomas County        $  2,929      10.40%   $  1,126       4.00%   $  1,690       6.00%
  Citizens Security Bank       $ 11,319      12.47%   $  3,631       4.00%   $  5,447       6.00%
  Cairo Banking Company        $  6,477      12.23%   $  2,119       4.00%   $  3,178       6.00%
  Southland Bank               $ 15,381      12.07%   $  5,097       4.00%   $  7,645       6.00%
  Central Bank and Trust       $  4,596      11.00%   $  1,671       4.00%   $  2,507       6.00%
  First National Bank of
       South Georgia           $  5,672       9.19%   $  2,468       4.00%   $  3,702       6.00%
  Merchants and Farmers Bank   $  4,355      13.31%   $  1,309       4.00%   $  1,964       6.00%
Tier I Capital
  to Average Assets:
  Consolidated                 $ 79,954       9.86%   $ 32,422       4.00%      - - - N/A - - -
  American Banking Company     $ 13,378       8.79%   $  6,091       4.00%   $  7,614       5.00%
  Heritage Community Bank      $  4,624       8.03%   $  2,302       4.00%   $  2,877       5.00%
  Bank of Thomas County        $  2,929       7.64%   $  1,534       4.00%   $  1,917       5.00%
  Citizens Security Bank       $ 11,319       7.98%   $  5,672       4.00%   $  7,091       5.00%
  Cairo Banking Company        $  6,477       8.41%   $  3,079       4.00%   $  3,849       5.00%
  Southland Bank               $ 15,381       8.37%   $  7,350       4.00%   $  9,187       5.00%
  Central Bank and Trust       $  4,596       7.48%   $  2,456       4.00%   $  3,070       5.00%
  First National Bank of
    South Georgia              $  5,672       8.04%   $  2,822       4.00%   $  3,527       5.00%
  Merchants and Farmers Bank   $  4,355       8.92%   $  1,954       4.00%   $  2,442       5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  To Be Well
                                                           For Capital        Capitalized Under
                                                            Adequacy          Prompt Corrective
                                      Actual                Purposes          Action Provisions
                               -------------------    -------------------    -------------------
                                Amount      Ratio      Amount      Ratio      Amount      Ratio
                               --------   --------    --------   --------    --------   --------
As of December 31, 1999                              (Dollars in Thousands)
                               -----------------------------------------------------------------
Total Capital
  to Risk Weighted Assets:
  Consolidated                 $ 76,167      14.37%   $ 42,402       8.00%      - - - N/A - - -
  American Banking Company     $ 13,533      13.45%   $  8,049       8.00%   $ 10,062      10.00%
  Heritage Community Bank      $  4,443      12.07%   $  2,945       8.00%   $  3,682      10.00%
  Bank of Thomas County        $  3,232      13.52%   $  1,912       8.00%   $  2,390      10.00%
  Citizens Security Bank       $ 12,771      15.14%   $  6,747       8.00%   $  8,433      10.00%
  Cairo Banking Company        $  6,829      15.61%   $  3,501       8.00%   $  4,376      10.00%
  Southland Bank               $ 14,398      12.11%   $  9,511       8.00%   $ 11,889      10.00%
  Central Bank and Trust       $  5,429      14.72%   $  2,950       8.00%   $  3,687      10.00%
  First National Bank of
    South Georgia              $  5,681      11.20%   $  4,058       8.00%   $  5,073      10.00%
  Merchants and Farmers Bank   $  4,110      12.27%   $  2,680       8.00%   $  3,350      10.00%
Tier I Capital
  to Risk Weighted Assets:
  Consolidated                 $ 69,501      13.11%   $ 21,201       4.00%      - - - N/A - - -
  American Banking Company     $ 12,269      12.19%   $  4,025       4.00%   $  6,037       6.00%
  Heritage Community Bank      $  3,982      10.82%   $  1,473       4.00%   $  2,209       6.00%
  Bank of Thomas County        $  2,932      12.27%   $    956       4.00%   $  1,434       6.00%
  Citizens Security Bank       $ 11,709      13.88%   $  3,373       4.00%   $  5,060       6.00%
  Cairo Banking Company        $  6,272      14.33%   $  1,750       4.00%   $  2,625       6.00%
  Southland Bank               $ 13,389      10.85%   $  4,935       4.00%   $  7,402       6.00%
  Central Bank and Trust       $  4,963      13.46%   $  1,475       4.00%   $  2,212       6.00%
  First National Bank of
    South Georgia              $  5,047       9.95%   $  2,029       4.00%   $  3,044       6.00%
  Merchants and Farmers Bank   $  3,690      11.02%   $  1,340       4.00%   $  2,010       6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  To Be Well
                                                           For Capital        Capitalized Under
                                                            Adequacy          Prompt Corrective
                                       Actual               Purposes          Action Provisions
                               -------------------    -------------------    -------------------
                                Amount      Ratio      Amount      Ratio      Amount      Ratio
                               --------   --------    --------   --------    --------   --------
                                                     (Dollars in Thousands)
                               -----------------------------------------------------------------
As of December 31, 1999
  (Continued)
Tier I Capital
  to Average Assets:
  Consolidated                 $ 69,501       9.16%   $ 30,350       4.00%      - - - N/A - - -
  American Banking Company     $ 12,269       8.66%   $  5,667       4.00%   $  7,084       5.00%
  Heritage Community Bank      $  3,982       7.62%   $  2,090       4.00%   $  2,613       5.00%
  Bank of Thomas County        $  2,932       8.20%   $  1,430       4.00%   $  1,788       5.00%
  Citizens Security Bank       $ 11,709       8.30%   $  5,643       4.00%   $  7,054       5.00%
  Cairo Banking Company        $  6,272       8.30%   $  3,023       4.00%   $  3,778       5.00%
  Southland Bank               $ 13,389       7.52%   $  7,122       4.00%   $  8,902       5.00%
  Central Bank and Trust       $  4,963       8.70%   $  2,282       4.00%   $  2,853       5.00%
  First National Bank of
    South Georgia              $  5,047       8.49%   $  2,378       4.00%   $  2,972       5.00%
  Merchants and Farmers Bank   $  3,690       7.76%   $  1,902       4.00%   $  2,378       5.00%

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

         Cash, Due From Banks,
         Interest-Bearing Deposits in Banks, and Federal Funds Sold:

            The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and federal funds sold/purchased approximate fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Securities:

            Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

         Loans:

            For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

         Deposits:

            The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Accrued Interest:

            The carrying amounts of accrued interest approximate their fair values.

         Off-Balance-Sheet Instruments:

            Fair values of the Company's off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

            The carrying value and estimated fair value of the Company's financial instruments were as follows:

                                            December 31, 2000       December 31, 1999
                                          ---------------------   ----------------------
                                          Carrying       Fair     Carrying       Fair
                                           Amount       Value      Amount        Value
                                          ---------   ---------   ---------    ---------
                                                     (Dollars in Thousands)
                                          ----------------------------------------------
      Financial assets:
        Cash and short-term investments   $  43,363   $  43,363   $  80,130    $  80,130
                                          =========   =========   =========    =========
        Investments in securities         $ 162,105   $ 162,105   $ 146,990    $ 146,990
                                          =========   =========   =========    =========

        Loans                             $ 587,381   $ 576,607   $ 530,225    $ 529,093
        Allowance for loan losses             9,832          --      (9,895)          --
                                          ---------   ---------   ---------    ---------
             Loans, net                   $ 577,549   $ 576,607   $ 520,330    $ 529,093
                                          =========   =========   =========    =========

        Accrued interest receivable       $  11,091   $  11,091   $   9,121    $   9,121
                                          =========   =========   =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Off-Balance-Sheet Instruments: (Continued)

                                     December 31, 2000      December 31, 1999
                                   --------------------  --------------------
                                   Carrying      Fair    Carrying     Fair
                                    Amount      Value     Amount      Value
                                   ---------  ---------  ---------  ---------
                                              (Dollars in Thousands)
                                   ------------------------------------------
      Financial liabilities:
        Deposits                   $679,885   $680,844   $640,658   $640,216
                                   ========   ========   ========   ========

        Federal funds purchased
          and securities sold
          under agreements to
          repurchase               $  2,653   $  2,653   $    397   $    397
                                   ========   ========   ========   ========

        Other borrowings           $ 55,350   $ 55,432   $ 66,150   $ 64,625
                                   ========   ========   ========   ========

        Accrued interest payable   $  3,265   $  3,265   $  2,687   $  2,687
                                   ========   ========   ========   ========

NOTE 16. CONDENSED FINANCIAL INFORMATION OF ABC BANCORP (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (Dollars in Thousands)

                                                           2000      1999
                                                         -------   -------

      Assets
        Cash                                             $ 1,912   $ 2,102
        Interest bearing deposits in banks                    --     1,200
        Investment in subsidiaries                        75,290    69,162
        Other assets                                       7,761     7,672
                                                         -------   -------

           Total assets                                  $84,963   $80,136
                                                         =======   =======

      Liabilities
        Other borrowings                                 $ 2,000   $ 2,500
        Other liabilities                                  2,307     1,620
                                                         -------   -------
           Total liabilities                               4,307     4,120
                                                         -------   -------
      Stockholders' equity                                80,656    76,016
                                                         -------   -------
           Total liabilities and stockholders' equity    $84,963   $80,136
                                                         =======   =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. CONDENSED FINANCIAL INFORMATION OF ABC BANCORP (PARENT COMPANY ONLY) (Continued)

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Thousands)

                                                   2000       1999       1998
                                                 --------   --------   --------

Income
  Dividends from subsidiaries                    $  7,645   $  5,582   $  8,942
  Interest                                             52         94         69
  Fee income                                        8,424      6,804      6,702
  Other income                                        645        967        962
                                                 --------   --------   --------
    Total income                                   16,766     13,447     16,675
                                                 --------   --------   --------

Expense
  Interest                                            174        170        223
  Amortization and depreciation                       935        721        636
  Other expense                                     9,716      7,990      7,597
                                                 --------   --------   --------
    Total expense                                  10,825      8,881      8,456
                                                 --------   --------   --------

    Income before income tax benefits
      and equity in undistributed earnings
      (distributions in excess of earnings)
      of subsidiaries                               5,941      4,566      8,219

Income tax benefits                                   621        200         77
                                                 --------   --------   --------

  Income before equity in undistributed
    earnings (distributions in excess
    of earnings) of subsidiaries                    6,562      4,766      8,296

Equity in undistributed earnings
  (distributions in excess
  of earnings) of subsidiaries                      3,536      4,190     (1,383)
                                                 --------   --------   --------

    Net income                                   $ 10,098   $  8,956   $  6,913
                                                 ========   ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. CONDENSED FINANCIAL INFORMATION OF ABC BANCORP (PARENT COMPANY ONLY) (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Thousands)

                                                                2000        1999        1998
                                                              --------    --------    --------
OPERATING ACTIVITIES
  Net income                                                  $ 10,098    $  8,956    $  6,913
                                                              --------    --------    --------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                  636         408         276
    Amortization of intangible assets                              299         313         360
    Amortization of compensation expense                           387         191          --
    Distributions in excess of earnings
        (undistributed earnings) of subsidiaries                (3,536)     (4,190)      1,383
    (Increase) decrease in interest receivable                       2          (2)         --
    Decrease in interest payable                                    --          (1)        (82)
    Increase (decrease) in taxes payable                            91         866        (812)
    Provision for deferred taxes                                  (203)       (104)         47
    (Increase) decrease in due from subsidiaries                  (117)         29         (79)
    Other prepaids, deferrals and accruals, net                    302        (312)        102
                                                              --------    --------    --------
        Total adjustments                                       (2,139)     (2,802)      1,195
                                                              --------    --------    --------

        Net cash provided by operating activities                7,959       6,154       8,108
                                                              --------    --------    --------

INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits in banks      1,200      (1,200)         --
  Purchases of premises and equipment                           (1,521)     (1,792)     (1,458)
  Contribution of capital to subsidiary bank                      (400)       (600)       (350)
  Purchase of securities available for sale                         --        (221)         --
  Proceeds from sale of premises and equipment                     979          --          --
                                                              --------    --------    --------

      Net cash provided by (used) in investing activities          258      (3,813)     (1,808)
                                                              --------    --------    --------
FINANCING ACTIVITIES
  Repayment of other borrowings                               $   (500)   $     --    $ (2,500)
  Treasury stock transactions, net                              (4,162)        (88)       (415)
  Dividends paid                                                (3,745)     (2,898)     (2,900)
                                                              --------    --------    --------

        Net cash used in financing activities                   (8,407)     (2,986)     (5,815)
                                                              --------    --------    --------

Net increase (decrease) in cash                                   (190)       (645)        485

Cash at beginning of year                                        2,102       2,747       2,262
                                                              --------    --------    --------

Cash at end of year                                           $  1,912    $  2,102    $  2,747
                                                              ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during the year for interest                      $    174    $    171    $    305

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PENDING ACQUISITIONS

      The Company has entered into a definitive merger agreement with Golden Isles Financial Holdings, Inc., Brunswick, Georgia whereby it would acquire all of the outstanding stock of Golden Isles Financial Holdings, Inc. in exchange for a combination of cash and the Company's stock. The total merger consideration will approximate $23.3 million. Total assets of Golden Isles Financial Holdings, Inc. at December 31, 2000 were approximately $146.8 million. The merger is subject to approval by Golden Isles Financial Holdings, Inc. shareholders and certain regulatory authorities and the registration of the Company's common stock to be issued in connection with the merger. As a result of the merger, The First Bank of Brunswick, a wholly-owned subsidiary of Golden Isles Financial Holdings, Inc., will become a wholly-owned subsidiary of the Company. The merger will be accounted for as a purchase transaction.

      The Company has also entered into a definitive merger agreement with Tri-County Bank, Trenton, Florida whereby it would acquire all of the outstanding stock of Tri-County Bank in exchange for a combination of cash and the Company's common stock. The total merger consideration will approximate $7.2 million. Total assets of Tri-County Bank at December 31, 2000 were approximately $47.5 million. The merger is subject to approval by Tri-County Bank shareholders and certain regulatory authorities. As a result of the merger, Tri-County Bank will become a wholly-owned subsidiary of the Company. The merger will be accounted for as a purchase transaction.

                                  EXHIBIT INDEX

Exhibit No.                   Description
----------- --------------------------------------------------------------------

2.1 Agreement and Plan of Merger by and among ABC, Tri-County Bank and Tri-County Merger Sub, Inc. dated as of November 28, 2000, Amendment No. 1 thereto dated as of January 26, 2001, and Amendment No. 2 thereto dated as of February 20, 2001.

2.2 Agreement and Plan of Merger by and between ABC and Golden Isles Financial Holdings, Inc. dated as of February 20, 2001 (filed as
            Exhibit 2.1 to ABC's Current Report on Form 8-K filed with the Commission on February 23, 2001 and incorporated herein by reference).

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

Exhibit No.                   Description
----------- --------------------------------------------------------------------

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

Exhibit No.                   Description
----------- --------------------------------------------------------------------

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

10.14 Form of Purchase and Assumption Agreement by and between NationsBank, N.A. (South) and ABC Bancorp dated as of February 26, 1997 (incorporated by reference to Exhibit 10.15 to ABC's Annual Report on Form 10-K (File No. 001-13981), filed with the Commission on March 25, 1998).

10.15 Form of Agreement and Plan of Merger by and between ABC Bancorp and Irwin Bankcorp, Inc. dated as of May 15, 1997 (incorporated by reference to Exhibit 10.16 to ABC's Annual Report on Form 10-K (File No. 001-13901) filed with the Commission on March 25, 1998).

10.16 Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

10.17 Form of Rights Agreement between ABC Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

10.18 ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to ABC's Annual Report on Form 10K (File No. 001-13901), filed with the Commission on March 29, 2000).

10.19 Executive Employment Agreement with Mark D. Thomas dated as of July 12, 1999.

10.20 Severance Protection Agreement with W. Edwin Lane, Jr. dated as of November 1, 1998.

21.1        Schedule of subsidiaries of ABC Bancorp.

24.1 Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.