Form 10-Q
period 2001-03-31
ABC BANCORP
filed 2001-05-10
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                ---------------
                                      OR

  [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

There were 8,409,208 shares of Common Stock outstanding as of March 31, 2001.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item                                                               Page
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

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------------------
                                                              Mar 31              Dec 31
                                                               2001                2000
                                                           -------------       -------------
Assets
------
Cash and due from banks                                        $ 40,891            $ 43,363
Securities available for sale, at fair value                    149,824             162,105

Loans                                                           606,286             587,381
Less allowance for loan losses                                   10,288               9,832
                                                           -------------       -------------
             Loans, net                                         595,998             577,549
                                                           -------------       -------------

Premises and equipment, net                                      19,461              19,703
Other assets                                                     22,396              23,477
                                                           -------------       -------------
                                                              $ 828,570           $ 826,197
                                                           =============       =============

Liabilities and Stockholders' Equity
------------------------------------
Deposits

  Noninterest-bearing demand                                   $ 87,183              94,917
  Interest-bearing demand                                       159,679             157,086
  Savings                                                        45,982              44,169
  Time, $100,000 and over                                       129,513             120,670
  Other time                                                    266,125             263,043
                                                           -------------       -------------
            Total deposits                                      688,482             679,885
Federal funds purchased & securities sold under
    repurchase agreements                                         3,937               2,653
Other borrowings                                                 45,464              55,350
Other liabilities                                                 7,213               7,653
                                                           -------------       -------------
            Total liabilities                                   745,096             745,541
                                                           -------------       -------------


Stockholders' equity
--------------------
  Common stock, par value $1;  15,000,000 shares authorized
    9,200,190 and 9,137,990 shares issued                         9,200               9,138
  Surplus                                                        29,828              29,237
  Retained earnings                                              49,699              48,411
  Accumulated other comprehensive income                          2,110                 685
  Unearned Comp-Grants                                           (1,143)               (595)
                                                           -------------       -------------
                                                                 89,694              86,876
  Less cost of shares acquired for the treasury, 790,982         (6,220)             (6,220)
                                                           -------------       -------------
            Total stockholders' equity                           83,474              80,656
                                                           -------------       -------------
                                                              $ 828,570           $ 826,197
                                                           =============       =============

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (Dollars in Thousands)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                            2001               2000
                                                                          ----------         ---------
Interest income

   Interest and fees on loans                                            $   15,184         $   13,650
   Interest on taxable securities                                             2,226              2,029
   Interest on nontaxable securities                                            231                241
   Interest on deposits in other banks                                          155                243
                                                                         ----------         ----------
                                                                             17,796             16,163
                                                                         ----------         ----------

Interest expense

   Interest on deposits                                                       7,341              5,892
   Interest on fed funds purchased and securities
     sold under agreements to repurchase                                         54                  -
   Interest on other borrowings                                                 850                683
                                                                         ----------         ----------
                                                                              8,245              6,575
                                                                         ----------         ----------

           Net interest income                                                9,551              9,588
Provision for loan losses                                                       493                378
                                                                         ----------         ----------
           Net interest income after provision for loan losses                9,058              9,210
                                                                         ----------         ----------

Other income

   Service charges on deposit accounts                                        1,577              1,446
   Other service charges, commissions and fees                                  569                522
   Other                                                                         30                 48
   Loss on sale of securities                                                    (1)                 -
                                                                         ----------         ----------
                                                                              2,175              2,016
                                                                         ----------         ----------

Other expense

   Salaries and employee benefits                                             4,423              4,183
   Equipment and occupancy expense                                            1,120              1,025
   Other operating expenses                                                   2,301              2,476
                                                                         ----------         ----------
                                                                              7,844              7,684
                                                                         ----------         ----------


           Income before income taxes                                         3,389              3,542

Applicable income taxes                                                       1,091              1,137
                                                                         ----------         ----------

           Net income                                                    $    2,298         $    2,405
                                                                         ----------         ----------

Other comprehensive income, net of tax:

   Unrealized holding gains (losses) arising during period, net of tax   $    1,425               (388)
                                                                         ----------         ----------
           Comprehensive income                                          $    3,723         $    2,017
                                                                         ==========         ==========

Income per common share-Basic                                            $     0.27         $     0.28
                                                                         ==========         ==========

Income per common share-Diluted                                          $     0.27         $     0.28
                                                                         ==========         ==========

Average shares outstanding                                                8,398,150          8,552,854
                                                                         ==========         ==========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (Dollars in Thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------------------
                                                                2001                2000
                                                              ----------          ----------
OPERATING ACTIVITIES
   Net Income                                                   $ 2,298             $ 2,405
                                                              ----------          ----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:

     Depreciation                                                   597                 509
     Provision for loan losses                                      493                 378
     Amortization of intangible assets                              201                 210
     Other prepaids, deferrals and accruals, net                   (190)              4,284
                                                              ----------          ----------
         Total adjustments                                        1,101               5,381
                                                              ----------          ----------

         Net cash provided by operating activities                3,399               7,786
                                                              ----------          ----------


INVESTING ACTIVITIES
   Proceeds from maturities of investment securities             26,157               1,288
   Purchase of investment securities                            (11,757)             (7,127)
   Proceeds from sales of securities available for sale              40                   -
   Increase in loans                                            (18,942)            (23,069)
   Purchase of premises and equipment                              (355)               (788)
                                                              ----------          ----------

         Net cash used in investing activities                   (4,857)            (29,696)
                                                              ----------          ----------


FINANCING ACTIVITIES
   Net increase in deposits                                       8,597              12,220
   Net increase in repurchase agreements                          1,284                  90
   Increase in long-term borrowings                                   -              15,000
   Decrease in other borrowings                                  (9,886)            (44,233)
   Dividends paid                                                (1,009)               (861)
   Purchase treasury stock                                            -              (1,752)
                                                              ----------          ----------

         Net cash used in financing activities                   (1,014)            (19,536)
                                                              ----------          ----------

   Net decrease in cash and due from banks                     $ (2,472)           $(41,446)

   Cash and due from banks at beginning of period                43,363              80,130
                                                              ----------          ----------

   Cash and due from banks at end of period                    $ 40,891            $ 38,684
                                                              ==========          ==========

See Notes to Consolidated Financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

        The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company's and the Banks' liquidity ratios at March 31, 2001 were considered satisfactory. At that date, the Banks' short term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the three months ended March 31, 2001, total capital increased $2,818,000 to $83,474,000. This increase in capital resulted from the retention of net earnings of $1,289,000 (after deducting dividends to shareholders of $1,009,000), plus $104,000 accrual for award grants, and an increase of approximately $1,425,000 in unrealized gains on securities available for sale, net of taxes.

        At March 31, 2001, ABC had binding commitments for capital expenditures totaling $800,000. The Company anticipates that approximately $1,500,000 will be required for capital expenditures during the remainder of 2001. Additional expenditures may be required for other mergers and acquisitions.

Mergers and Acquisitions

        On April 13, 2001, ABC Bancorp acquired 100% of the equity of Tri-County Bank, Trenton, Florida in a merger that will be accounted for as a "purchase". The acquisition marks ABC Bancorp's initial entry into Florida.

Under the terms of the merger:
 .   The total merger price is $7.2 million, which is approximately 1.5 times
    Tri-County's total equity.
 .   Each holder of a certificate representing 700 or more shares of Tri-County's
    Common Stock will receive 60% of the holder's pro-rata share of the merger price in shares of ABC's Common Stock. The number of shares thus issued will be based on $11.39, which is the average market price of ABC's Common Stock for a certain trading period as specified in the merger agreement. Cash will be issued for fractional shares. Such holders will also receive cash for the balance of the holder's pro-rata share of the merger price.
 .   Each holder of a certificate representing less than 700 shares of
    Tri-County's Common Stock will receive cash in an amount equal to the holder's pro-rata share of the merger price.

        At the time of the merger, Tri-County had total assets of approximately $49 million and total equity of approximately $4.8 million. ABC currently has total assets of approximately $829 million.

        On April 13, 2001, ABC Bancorp entered into a Purchase and Assumption Agreement whereby Tri-County Bank will purchase the Newberry, Florida branch of Republic Security Bank. The transaction will include all consumer and business deposit accounts (approximately $20 million currently) and associated lines of credit, along with real property and certain fixed assets. The sale is expected to be completed in July, subject to approval by regulatory authorities.

        On February 21, 2001, ABC Bancorp and Golden Isles Financial Holdings, St. Simons Island, Georgia entered into a definitive merger agreement whereby ABC will acquire 100% of the equity of Golden Isles in a merger that will be accounted for as a "purchase" transaction.

Under the terms of the agreement:
 .   The total merger price will be between $20.1 million and $25.2 million, depending upon the average price of ABC's Common Stock during a defined period immediately preceding the merger. For example, at the closing price of ABC's Common Stock on February 16, of $11.50 per share, the merger price would consist of $10,237,960 in cash and 1,241,204 shares of ABC's Common Stock, representing a total merger price of $24,511,806.
 .   Each Golden Isles shareholder will receive approximately 41% of the shareholder's pro-rata portion of the total merger price in cash, and approximately 59% in ABC's Common Stock. At the February 16 closing price for ABC's Common Stock of $11.50, each Golden Isles shareholder would receive $4.13 in cash and one-half share of ABC's Common Stock for each share of Golden Isles Common Stock, or a combined price of $9.88 per share.
 .   If the closing price of ABC's Common Stock exceeds $12.00 over a defined period immediately preceding the merger, then the total merger price is capped at $25,132,408, or $10.13 per share of Golden Isles' Common Stock.
 .   Golden Isles may terminate the agreement if the closing price of ABC's
    Common Stock over a defined period immediately preceding the merger is less than $8.00 per share or more than $14.00 per share.

    The First Bank of Brunswick, the principal wholly-owned subsidiary of Golden Isles, will retain its charter and, upon consummation of the merger, will become a wholly-owned subsidiary of ABC Bancorp. The First Bank of Brunswick's name will not change, and Michael D. Hodges will continue as its President and Chief Executive Officer. It is expected that all current Directors of the bank will remain on its Board.

    Golden Isles currently has total assets of approximately $147 million and total equity of approximately $14 million. ABC currently has total assets of approximately $829 million.

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

Comparison of Statements of Income

        The net interest margin on a taxable-equivalent basis was 5.10% and 5.55% during the three months ended March 31, 2001 and 2000, respectively, a decrease of 45 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans and the average rates paid on deposit accounts.

        Net interest income on a taxable-equivalent basis was $9.76 million as compared to $9.78 million during the three months ended March 31, 2001 and 2000, respectively, representing a decrease of 2 basis points or 0.20%.

        The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $493,000 and $378,000 during the three months ended March 31, 2001 and 2000, respectively, an increase of $115,000, or 30.42%.

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

        The allowance for loan losses was 1.70% and 1.67% of total loans outstanding at March 31, 2001 and December 31, 2000. As of March 31, 2001, nonperforming assets were $6,594,000 compared to $6,106,000 in nonperforming assets as of December 31, 2000. Management considers the allowance for loan losses as of March 31, 2001 adequate to cover potential losses in the loan portfolio.

        Following is a comparison of noninterest income for the three months ended March 31, 2001 and 2000 (dollars in thousands).

                                       Three Months Ended
                                       ------------------
                                March 31,2001        March 31,2000
                                -------------        -------------
Service charges on deposits        $1,577               $1,446
Other service charges,
 commissions & fees                   569                  522
Other income                           30                    0
Loss on sale of securities             (1)                  48
                                   ------               ------
    Total noninterest income       $2,175               $2,016
                                   ======               ======


        Total noninterest income for the three months ended March 31, 2001 was $159,000 higher than during the same period in 2000.

        Following is an analysis of noninterest expense for the three months ended March 31, 2001 and 2000 (dollars in thousands).

                                       Three Months Ended
                                       ------------------
                               March 31, 2001       March 31, 2000
                               --------------       --------------
Salaries and employee benefits    $4,423                $4,183
Occupancy and equipment expense    1,120                 1,025
Other expense                      2,301                 2,476
                                  ------                ------
Total noninterest expense         $7,844                $7,684
                                  ======                ======


        Total noninterest expense for the three months ended March 31, 2001 was $160,000 higher than during the same period in 2000.

        Salaries and employee benefits for the three months ended March 31, 2001 were $240,000 or 5.73% higher than during the same period in 2000. This increase is due to normal increases in salaries and employee benefits.

        Following is a condensed summary of net income during the three months ended March 31, 2001 and 2000 (dollars in thousands).

                                    Three Months Ended
                                    ------------------
                              March 31, 2001   March 31, 2000
                              --------------   --------------
Net interest income               $9,551            $9,588
Provision for loan losses            493               378
Other income                       2,175             2,016
Other expense                      7,844             7,684
    Income before income
      taxes                        3,389             3,542
Applicable income taxes            1,091             1,137
                                  ------            ------
 Net income                       $2,298            $2,405
                                  ======            ======


        Net income decreased $107,000 or 4.45% to $2,298,000 for the three months ended March 31, 2001 as compared to $2,405,000 for the three months ended March 31, 2000. Net interest income of ABC and its subsidiaries decreased $37,000, the provision for loan losses increased by $115,000 and all other noninterest expense increased by $160,000.

Comparison of Balance Sheets

        Total assets increased by $2.8 million, or .34% to $829 million at March 31, 2001 from $826.2 million at December 31, 2000.

        Total earning assets increased by $13.1 million, or 1.74%, to $767.8 million at March 31, 2001 from $754.7 million at December 31, 2000.

        Total loans, net of the allowance for loan losses, increased by $18 million, or 3.11% to $596 million at March 31, 2001 from $578 million at December 31, 2000.

        Total deposits increased by $8.6 million, or 1.26%, to $688.5 million at March 31, 2001 from $679.9 million at December 31, 2000. Approximately 12.66% and 13.96% of deposits were noninterest-bearing as of March 31, 2001 and December 31, 2000, respectively.

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

        Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20

        The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 3.02% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 5.30% if rates decline over the next year.

Part II.       Other Information

Item 4. Submission of Matters to a Vote of Securities Holders

        There were no matters submitted to a vote of securities holders during the quarter ended March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

     ABC has filed a Current Report on Form 8-K, dated February 20, 2001, concerning the execution and delivery of an Agreement and Plan of Merger by ABC and Golden Isles Financial Holdings, Inc., Brunswick, Georgia ("Golden Isles"). The Current Report on Form 8-K was filed under Item 5 of Form 8-K, and no financial information concerning ABC or Golden Isles was filed therewith.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:

                                   ABC BANCORP


       5/8/01                      /s/ W. Edwin Lane, Jr.
----------------------             -------------------------------------
        DATE                       W. EDWIN LANE, JR.
                                   EXECUTIVE VICE PRESIDENT &
                                   CHIEF FINANCIAL OFFICER
                                   (Duly authorized officer and principal
                                   financial/accounting officer)