Form 10-Q
period 2001-06-30
ABC BANCORP
filed 2001-08-10
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 2001
                                                --------------
                                 OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-16181
                                                 -------


                                  ABC BANCORP
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          GEORGIA                                    58-1456434
  ------------------------                       ---------------------
  (State of incorporation)                       (IRS Employer ID No.)

                    24 SECOND AVE., SE  MOULTRIE, GA 31768
                    --------------------------------------
                   (Address of principal executive offices)

                                (229) 890-1111
                                --------------
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


There were 8,757,312 shares of Common Stock outstanding as of June 30, 2001.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001


                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                                     Page
------                                                                   ----

1.   Financial Statements

       Consolidated Balance Sheets                                         3

       Consolidated Statements of Income and Comprehensive Income          4

       Consolidated Statements of Cash Flows                               6

       Notes to Consolidated Financial Statements                          7

2.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                8

3.   Quantitative and Qualitative Disclosures about Market Risk           12

PART II - OTHER INFORMATION

4.   Submission of Matters to a Vote of Securities Holders                12

6.   Exhibits and Reports on Form 8-K                                     13

     Signature                                                            14

                         ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                             Jun 30                    Dec 31
                                                                              2001                       2000
                                                                          -----------                ------------
Assets
------
Cash and due from banks                                                      $ 50,974                    $ 43,363
Securities available for sale, at fair value                                  155,910                     162,105

Loans                                                                         661,467                     587,381
Less allowance for loan losses                                                 11,228                       9,832
                                                                             --------                    --------
             Loans, net                                                       650,239                     577,549
                                                                             --------                    --------

Premises and equipment, net                                                    19,718                      19,703
Other assets                                                                   26,199                      23,477
                                                                             --------                    --------
                                                                             $903,040                    $826,197
                                                                             ========                    ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest-bearing demand                                                 $ 94,638                      94,917
  Interest-bearing demand                                                     159,461                     157,086
  Savings                                                                      50,515                      44,169
  Time, $100,000 and over                                                     135,976                     120,670
  Other time                                                                  303,159                     263,043
                                                                             --------                    --------
            Total deposits                                                    743,749                     679,885
Federal funds purchased & securities sold under
    repurchase agreements                                                       4,922                       2,653
Other borrowings                                                               57,614                      55,350
Other liabilities                                                               7,776                       7,653
                                                                             --------                    --------
            Total liabilities                                                 814,061                     745,541
                                                                             --------                    --------


Stockholders' equity
--------------------
  Common stock, par value $1;  30,000,000 shares authorized
    9,548,294 and 9,137,990 shares issued                                       9,548                       9,138
  Surplus                                                                      33,448                      29,237
  Retained earnings                                                            50,839                      48,411
  Accumulated other comprehensive income                                        2,350                         685
  Unearned Comp-Grants                                                           (986)                       (595)
                                                                             --------                    --------
                                                                               95,199                      86,876
  Less cost of shares acquired for the treasury, 790,982                       (6,220)                     (6,220)
                                                                             --------                    --------
            Total stockholders' equity                                         88,979                      80,656
                                                                             --------                    --------
                                                                             $903,040                    $826,197
                                                                             ========                    ========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                            (Dollars in Thousands)
                                  (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                            2001                   2000
                                                                                         ----------             ----------
Interest income
   Interest and fees on loans                                                            $   15,566             $   14,249
   Interest on taxable securities                                                             2,180                  2,118
   Interest on nontaxable securities                                                            229                    240
   Interest on deposits in other banks                                                          197                    149
   Interest on fed funds sold                                                                    28                      -
                                                                                         ----------             ----------
                                                                                             18,200                 16,756
                                                                                         ----------             ----------
Interest expense
   Interest on deposits                                                                      7,564                  6,416
   Interest on fed funds purchased and securities
    sold under agreements to repurchase                                                         34                     62
 Interest on other borrowings                                                                  726                    823
                                                                                         ----------             ----------
                                                                                              8,324                  7,301
                                                                                         ----------             ----------

                     Net interest income                                                      9,876                  9,455
Provision for loan losses                                                                       723                    271
                                                                                         ----------             ----------
                     Net interest income after provision for loan losses                      9,153                  9,184
                                                                                         ----------             ----------
Other income
   Service charges on deposit accounts                                                        1,670                  1,536
   Other service charges, commissions and fees                                                  570                    493
   Other                                                                                        116                     72
   Loss on sale of securities                                                                     -                      -
                                                                                         ----------             ----------
                                                                                              2,356                  2,101
                                                                                         ----------             ----------

Other expense
   Salaries and employee benefits                                                             4,542                  4,265
   Equipment and occupancy expense                                                            1,147                  1,058
   Other operating expenses                                                                   2,590                  2,339
                                                                                         ----------             ----------
                                                                                              8,279                  7,662
                                                                                         ----------             ----------

                     Income before income taxes                                               3,230                  3,623

Applicable income taxes                                                                       1,040                  1,185

                     Net income                                                          $    2,190             $    2,438
                                                                                         ----------             ----------
Other comprehensive income, net of tax:
   Unrealized holding gains (losses)
    arising during period, net of tax                                                           240                     60
Reclassification adjustment for losses included
 in net income, net of tax                                                               $        -                      -
                                                                                         ----------             ----------
                     Comprehensive income                                                $    2,430             $    2,498
                                                                                         ==========             ==========

Income per common share-Basic                                                                 $0.25                  $0.29
                                                                                         ==========             ==========

Income per common share-Diluted                                                               $0.25                  $0.29
                                                                                         ==========             ==========

Average shares outstanding                                                                8,707,075              8,484,423
                                                                                         ==========             ==========


See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (Dollars in Thousands)
                                  (Unaudited)
----------------------------------------------------------------------------------------------------------

                                                                            2001                   2000
                                                                         ----------             ----------
Interest income
   Interest and fees on loans                                            $   30,750             $   27,899
   Interest on taxable securities                                             4,406                  4,147
   Interest on nontaxable securities                                            460                    481
   Interest on deposits in other banks                                          352                    392
   Interest on fed funds sold                                                    28                      -
                                                                         ----------             ----------
                                                                             35,996                 32,919
                                                                         ----------             ----------

Interest expense
   Interest on deposits                                                      14,905                 12,308
   Interest on fed funds purchased and securities
      sold under agreements to repurchase                                        88                     62
   Interest on other borrowings                                               1,576                  1,506
                                                                         ----------             ----------
                                                                             16,569                 13,876
                                                                         ----------             ----------

                     Net interest income                                     19,427                 19,043
Provision for loan losses                                                     1,216                    649
                                                                         ----------             ----------
                     Net interest income after
                        provision for loan losses                            18,211                 18,394
                                                                         ----------             ----------
Other income
   Service charges on deposit accounts                                        3,247                  2,982
   Other service charges, commissions and fees                                1,139                  1,015
   Other                                                                        146                    120
   Loss on sale of securities                                                    (1)                     -
                                                                         ----------             ----------
                                                                              4,531                  4,117
                                                                         ----------             ----------
Other expense
   Salaries and employees benefits                                            8,965                  8,448
   Equipment and occupancy expense                                            2,267                  2,083
   Other operating expenses                                                   4,891                  4,815
                                                                         ----------             ----------
                                                                             16,123                 15,346
                                                                         ----------             ----------
                     Income before income taxes                               6,619                  7,165

Applicable income taxes                                                       2,131                  2,322
                                                                         ----------             ----------
                     Net income                                          $    4,488             $    4,843
                                                                         ----------             ----------
Other comprehensive income, net of tax:
   Unrealized holding gains (losses)
    arising during period, net of tax                                    $    1,665             $     (328)
   Reclassification adjustment for losses include
    in net income, net of tax                                            $        -             $        -
                                                                         ----------             ----------
                     Comprehensive income                                $    6,153             $    4,515
                                                                         ==========             ==========

Income per common share-Basic                                                 $0.52                  $0.57
                                                                         ==========             ==========

Income per common share-Diluted                                               $0.52                  $0.56
                                                                         ==========             ==========

Average shares outstanding                                                8,553,466              8,565,870
                                                                         ==========             ==========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (Dollars in Thousands)
                                  (Unaudited)
  ---------------------------------------------------------------------------------------------------------------------------------

                                                                                               2001               2000
                                                                                             -------             -------
OPERATING ACTIVITIES
  Net Income                                                                                 $  4,488            $  4,843
                                                                                             --------            --------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                                                   929               1,019
   Provision for loan losses                                                                    1,216                 649
   Amortization of intangible assets                                                              469                 402
   Other prepaids, deferrals and accruals, net                                                    710               2,221
                                                                                             --------            --------
            Total adjustments                                                                   3,324               4,291
                                                                                             --------            --------
            Net cash provided by operating activities                                           7,812               9,134
                                                                                             --------            --------

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities                                            46,394               4,150
  Purchase of investment securities                                                           (22,757)            (22,450)
  Proceeds from sales of securities available for sale                                             40                   -
  Increase in loans                                                                           (46,085)            (46,815)
  Net cash received from acquisitions                                                          17,911                   -
  Purchase of premises and equipment                                                             (317)             (1,711)
                                                                                             --------            --------
            Net cash used in investing activities                                              (4,814)            (66,826)
                                                                                             --------            --------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                           2,140              16,106
  Net increase in repurchase agreements                                                         2,269               4,249
  Increase (decrease) in long-term borrowings                                                  24,950              11,950
  Increase (decrease) in other borrowings                                                     (22,686)            (18,321)
  Dividends paid                                                                               (2,060)             (1,870)
  Purchase treasury stock                                                                           -              (3,430)
                                                                                             --------            --------
            Net cash provided by (used in) financing activities                                 4,613               8,684
                                                                                             --------            --------
  Net increase (decrease) in cash and due from banks                                         $  7,611            $(49,008)
  Cash and due from banks at beginning of period                                               43,363              80,130
                                                                                             --------            --------
  Cash and due from banks at end of period                                                   $ 50,974            $ 31,122
                                                                                             ========            ========

See Notes to Consolidated Financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to generally accepted accounting principles and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  MERGERS AND ACQUISTIONS

     On April 13, 2001, ABC Bancorp issued 347,504 common shares and $3,229 million in cash to acquire Tri-County Bank. Tri-County Bank had approximately $49 million in assets at the date of acquisition and is headquartered in Trenton, Florida. The acquisition has been accounted for as a purchase and results of operations of Tri-County Bank since the date of acquisition are included in the consolidated financial statements.

     On June 29, 2001, Tri-County Bank purchased the Newberry, Florida branch of Republic Security Bank. The transaction included all consumer and business deposit accounts (approximately $20 million currently) and associated lines of credit, along with real property and certain fixed assets.

     On February 21, 2001, ABC Bancorp and Golden Isles Financial Holdings, St. Simons Island, Georgia entered into a definitive merger agreement whereby ABC would acquire 100% of the equity of Golden Isles in a merger that would be accounted for as a "purchase" transaction. On July 23, 2001, ABC Bancorp acquired Golden Isles Financial Holdings, Inc. and its wholly-owned Subsidiary, The First Bank of Brunswick by issuing 1,241,204 common shares and $10.2 million in cash.

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

     The liquidity and capital resources of the Company are monitored continuously by the Company's Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company's and the Banks' liquidity ratios at June 30, 2001 were considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the six months ended June 30, 2001, total capital increased $8,323,000 to $88,979,000. Of this increase, $3,958,000 resulted from the purchase of Tri-County Bank, $2,428,000 from the retention of earnings (net of $2,060,000 dividends paid to shareholders), $272,000 for the accrual for grants of restricted shares as incentive to certain employees, and $1,665,000 in other comprehensive income, net of taxes.

     At June 30, 2001, ABC had binding commitments for capital expenditures of approximately $800,000. The Company anticipates that approximately $500,000 will be required for capital expenditures during the remainder of 2001. Additional expenditures may be required for other mergers and acquisitions.

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

     The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits and borrowings, such as Federal funds purchased, securities sold under repurchase agreements and Federal Home Loan Bank advances. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds, and on loans to states and municipalities. This tax-exempt income and its resultant yields are stated on a taxable-equivalent basis in order to be comparable to taxable investments and loans.


Comparison of Statements of Income

     The net interest margin on a taxable-equivalent basis was 5.02% and 5.43% during the six months ended June 30, 2001 and 2000, respectively, a decrease of 41 basis points. These variances are attributable to fluctuations in the average rates charged and fees earned on loans and the average rates paid on deposit accounts. Several decreases in key interest rates by the Federal Reserve Bank during the six-month period also attributed to the decrease in net interest margin, because the rate of yield on certain variable-rate assets decreased immediately, whereas most interest-bearing liabilities are fixed-rate, and thus rates could not be decreased until maturity.

     Net interest income on a taxable-equivalent basis was $19.84 million as compared to $19.43 million during the six months ended June 30, 2001 and 2000, respectively, representing an increase of 2.12%. Of this increase, 1.85% related to the acquisition of Tri-County Bank.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $1,216,000 and $649,000 during the six months ended June 30, 2001 and 2000, respectively, an increase of $567,000, or 87.37%.

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

     The allowance for loan losses was 1.70% and 1.67% of total loans outstanding at June 30, 2001 and December 31, 2000. As of June 30, 2001, non-performing assets were $6,116,000 compared to $6,106,000 in non-performing assets as of December 31, 2000. Management considers the allowance for loan losses as of June 30, 2001 adequate to cover potential losses in the loan portfolio.

     Following is a comparison of noninterest income for the six months ended June 30, 2001 and 2000 (dollars in thousands).

                                                                            Six Months Ended
                                                                                June 30,
                                                                      ----------------------------
                                                                         2001              2000
                                                                      ----------        ----------
         Service charges on deposits                                  $    3,247        $    2,982
         Other service charges, commissions and fees                       1,139             1,015
         Other income                                                        146               120
         Loss on sale of securities                                           (1)                -
                                                                      ----------        ----------
             Total noninterest income                                 $    4,531        $    4,117
                                                                      ==========        ==========

     Total noninterest income for the six months ended June 30, 2001 was $414,000 higher than during the same period in 2000. Service charges on deposit accounts accounted for the majority of the increase at $265,000 of which $44,000 related to the acquisition of Tri-County Bank.

     Following is an analysis of noninterest expense for the six months ended June 30, 2001 and 2000 (dollars in thousands).

                                                                                Six Months Ended
                                                                                    June 30,
                                                                        --------------------------------
                                                                            2001                2000
                                                                        ------------       -------------
         Salaries and employee benefits                                    $ 8,965            $ 8,448
         Occupancy and equipment expense                                     2,267              2,083
         Other expense                                                       4,891              4,815
                                                                           -------            -------
             Total noninterest expense                                     $16,123            $15,346
                                                                           =======            =======

  Total noninterest expense for the six months ended June 30, 2001 was $777,000 higher than during the same period in 2000.

  Salaries and employee benefits for the six months ended June 30, 2001 were $517,000 or 6.12% higher than during the same period in 2000. The acquisition of Tri-County Bank accounted for $120,000 of the increase and the remaining $397,000 related to normal increases in salaries and employee benefits.

     Following is a condensed summary of net income during the six months ended June 30, 2001 and 2000 (dollars in thousands).

                                                                              Six Months Ended
                                                                                  June 30,
                                                                      ----------------------------------
                                                                           2001                2000
                                                                      --------------     ---------------
      Net interest income                                             $      19,427       $       19,043
      Provision for loan losses                                               1,216                  649
      Other income                                                            4,531                4,117
      Other expense                                                          16,123               15,346
                                                                      -------------       --------------
        Income before income taxes                                            6,619                7,165
      Applicable income taxes                                                 2,131                2,322
                                                                      -------------       --------------
          Net income                                                  $       4,488       $        4,843
                                                                      =============       ==============

     Net income decreased $355,000 or 7.33% to $4,488,000 for the six months ended June 30, 2001 as compared to $4,843,000 for the six months ended June 30, 2000. Net interest income of ABC and its subsidiaries increased $384,000, the provision for loan losses increased by $567,000 and all other noninterest expense increased by $777,000.


Comparison of Balance Sheets

     Total assets increased by $76.8 million, or 9.3% to $903 million at June 30, 2001 from $826.2 million at December 31, 2000. Approximately $66 million of this increase related to the acquisition of the Tri-County Bank and the Newberry branch.

     Total earning assets increased by $85.1 million, or 11.28%, to $839.8 million at June 30, 2001 from $754.7 million at December 31, 2000. Approximately $60 million of this increase related to the acquisition of the Tri-County Bank and the Newberry branch.

     Total loans, net of the allowance for loan losses, increased by $72 million, or 12.5% to $650 million at June 30, 2001 from $578 million at December 31, 2000. Approximately $28 million of this increase related to the acquisition of the Tri-County Bank and the Newberry branch.

     Total deposits increased by $63.9 million, or 9.39%, to $743.7 million at June 30, 2001 from $679.9 million at December 31, 2000. Approximately 12.72% and 13.96% of deposits were noninterest-bearing as of June 30, 2001 and December 31, 2000, respectively. Approximately $62 million of this increase related to the acquisition of the Tri-County Bank and the Newberry branch.

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


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Securities Holders

     The Annual Meeting of the Shareholders of the Company was held on May 15, 2001. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares outstanding, net of 790,982 shares held for the treasury amounted to 8,409,208. A total of 6,524,794 shares were represented by shareholders in attendance or by proxy. Director nominees were elected by a vote of 6,163,562 shares for, and 361,232 withholding authority, representing 73% in favor of the following directors elected to serve as Class I directors, until the annual meeting to be held in 2004.

     Johnny W. Floyd

     Daniel B. Jeter

     Mark D. Thomas

     Amend and restate Article V of the Company's Articles of Incorporation to increase the number of authorized shares of common stock thereunder to 30,000,000 was approved by a vote of 5,885,747 shares for, 623,231 against, and 15,617 abstaining, representing 70% in favor.

     Ratification of the appointment of Mauldin & Jenkins, Certified Public Accountants and Consultants, LLC, as the Company's independent accountants for the fiscal year ended December 31, 2000, by a vote of 6,497,255 for, 16,022 against, and 11,514 abstaining, representing 77% in favor.


Item 6. Exhibits and Reports on Form 8-K

     There were no exhibits and reports filed on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                          ABC BANCORP


         August 10, 2001                  /s/ W. Edwin Lane, Jr.
------------------------------------      --------------------------------------
               Date                       W. EDWIN LANE, JR.
                                          EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                          (Duly authorized officer and principal
                                             financial/accounting officer)