Form 10-Q
period 2001-09-30
ABC BANCORP
filed 2001-10-19
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------
                                       OR

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

There were 9,999,387 shares of Common Stock outstanding as of September 30, 2001.

                                  ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001


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

                          ABC BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                            30-Sep                   Dec 31
                                                                             2001                     2000
                                                                       ----------------         ---------------
Assets
------
Cash and due from banks                                                     $    80,925             $    43,363
Federal funds sold                                                                  802                      --
Securities available for sale, at fair value                                    169,384                 162,105

Loans                                                                           791,433                 587,381
Less allowance for loan losses                                                   14,139                   9,832
                                                                            -----------             -----------
             Loans, net                                                         777,294                 577,549
                                                                            -----------             -----------

Premises and equipment, net                                                      24,138                  19,703
Other assets                                                                     38,628                  23,477
                                                                            -----------             -----------
                                                                            $ 1,091,171             $   826,197
                                                                            ===========             ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest-bearing demand                                                $   106,796                  94,917
  Interest-bearing demand                                                       197,059                 157,086
  Savings                                                                        57,903                  44,169
  Time, $100,000 and over                                                       140,966                 120,670
  Other time                                                                    368,837                 263,043
                                                                            -----------             -----------
            Total deposits                                                      871,561                 679,885
Federal funds purchased & securities sold under
    repurchase agreements                                                         4,544                   2,653
Other borrowings                                                                101,281                  55,350
Other liabilities                                                                 8,903                   7,653
                                                                            -----------             -----------
            Total liabilities                                                   986,289                 745,541
                                                                            -----------             -----------


Stockholders' equity
--------------------
  Common stock, par value $1;  30,000,000 shares authorized
    10,790,369 and 9,137,990 shares issued                                       10,790                   9,138
  Surplus                                                                        45,389                  29,237
  Retained earnings                                                              52,275                  48,411
  Accumulated other comprehensive income                                          3,468                     685
  Unearned compensation                                                            (820)                   (595)
                                                                            -----------             -----------
                                                                                111,102                  86,876
  Less cost of shares acquired for the treasury, 790,982                         (6,220)                 (6,220)
                                                                            -----------             -----------
            Total stockholders' equity                                          104,882                  80,656
                                                                            -----------             -----------
                                                                            $ 1,091,171             $   826,197
                                                                            ===========             ===========


See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                     2001                        2000
                                                                                 --------------             --------------
Interest income
   Interest and fees on loans                                                             17,509               $    15,038
   Interest on taxable securities                                                    $     2,373                     1,807
   Interest on nontaxable securities                                                         215                       779
   Interest on deposits in other banks                                                       197                       445
   Interest on fed funds sold                                                                 16                        --
                                                                                     -----------               -----------
                                                                                          20,310                    18,069
                                                                                     -----------               -----------

Interest expense
   Interest on deposits                                                                    8,244                     7,247
   Interest on fed funds purchased and securities
     sold under agreements to repurchase                                                      32                       146
   Interest on other borrowings                                                              994                     1,185
                                                                                     -----------               -----------
                                                                                           9,270                     8,578
                                                                                     -----------               -----------

                Net interest income                                                       11,040                     9,491
Provision for loan losses                                                                  1,281                       303
                                                                                     -----------               -----------
                Net interest income after provision for loan losses                        9,759                     9,188
                                                                                     -----------               -----------

Other income
   Service charges on deposit accounts                                                     1,945                     1,564
   Other service charges, commissions and fees                                               710                       488
   Other                                                                                     170                       (57)
   Gain on sale of securities                                                                 12                        --
                                                                                     -----------               -----------
                                                                                           2,837                     1,995
                                                                                     -----------               -----------

Other expense
   Salaries and employee benefits                                                          4,779                     4,211
   Equipment and occupancy expense                                                         1,394                     1,185
   Other operating expenses                                                                2,488                     2,331
                                                                                     -----------               -----------
                                                                                           8,661                     7,727
                                                                                     -----------               -----------


                Income before income taxes                                                 3,935                     3,456

Applicable income taxes                                                                    1,328                     1,118

                Net income                                                           $     2,607               $     2,338
                                                                                     -----------               -----------

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period, net of tax               $     1,126               $     1,197
   Reclassification adjustment for (gains) losses included
     in net income, net of tax                                                       $        (8)                       --
                                                                                     -----------               -----------
                Comprehensive income                                                 $     3,725               $     3,535
                                                                                     ===========               ===========

Income per common share-Basic                                                        $      0.27               $      0.28
                                                                                     ===========               ===========

Income per common share-Diluted                                                      $      0.27               $      0.28
                                                                                     ===========               ===========

Average shares outstanding                                                             9,729,237                 8,364,468
                                                                                     ===========               ===========

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (Dollars in Thousands)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                   2001                       2000
                                                                              ----------------            --------------
Interest income
   Interest and fees on loans                                                        $ 48,258                  $ 42,937
   Interest on taxable securities                                                       6,780                     5,954
   Interest on nontaxable securities                                                      675                     1,260
   Interest on deposits in other banks                                                    550                       837
   Interest on fed funds sold                                                              44                         -
                                                                              ----------------            --------------
                                                                                       56,307                    50,988
                                                                              ----------------            --------------

Interest expense
   Interest on deposits                                                                23,149                    19,555
   Interest on fed funds purchased and securities
     sold under agreements to repurchase                                                  120                       208
   Interest on other borrowings                                                         2,570                     2,691
                                                                              ----------------            --------------
                                                                                       25,839                    22,454
                                                                              ----------------            --------------

                Net interest income                                                    30,468                    28,534
Provision for loan losses                                                               2,497                       952
                                                                              ----------------            --------------
                Net interest income after provision for loan losses                    27,971                    27,582
                                                                              ----------------            --------------

Other income
   Service charges on deposit accounts                                                  5,192                     4,546
   Other service charges, commissions and fees                                          1,849                     1,503
   Other                                                                                  316                        63
   Gain on sale of securities                                                              11                         -
                                                                              ----------------            --------------
                                                                                        7,368                     6,112
                                                                              ----------------            --------------

Other expense
   Salaries and employee benefits                                                      13,746                    12,659
   Equipment and occupancy expense                                                      3,660                     3,268
   Other operating expenses                                                             7,379                     7,146
                                                                              ----------------            --------------
                                                                                       24,785                    23,073
                                                                              ----------------            --------------


                Income before income taxes                                             10,554                    10,621

Applicable income taxes                                                                 3,459                     3,440
                                                                              ----------------            --------------

                Net income                                                            $ 7,095                   $ 7,181
                                                                              ----------------            --------------

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period, net of tax                $ 2,790                       869
   Reclassification adjustment for (gains) losses included
     in net income, net of tax                                                           $ (7)                        -
                                                                              ----------------            --------------
                Comprehensive income                                                  $ 9,878                   $ 8,050
                                                                              ================            ==============

Income per common share-Basic                                                          $ 0.79                    $ 0.85
                                                                              ================            ==============

Income per common share-Diluted                                                        $ 0.79                    $ 0.84
                                                                              ================            ==============

Average shares outstanding                                                          8,949,696                 8,498,246
                                                                              ================            ==============

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Dollars in Thousands)
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------
                                                                                2001                       2000
                                                                             ------------             ----------------
OPERATING ACTIVITIES
   Net Income                                                                    $ 7,095                      $ 7,181
                                                                             ------------             ----------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                 1,885                        1,575
      Provision for loan losses                                                    2,497                          952
      Amortization of intangible assets                                              785                          244
      Other prepaids, deferrals and accruals, net                                  2,926                       (1,353)
                                                                             ------------
                                                                             ------------             ----------------
           Total adjustments                                                       8,093                        1,418
                                                                             ------------             ----------------

           Net cash provided by operating activities                              15,188                        8,599
                                                                             ------------             ----------------


INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                              74,610                       10,922
   Purchase of investment securities                                             (41,812)                     (27,191)
   Proceeds from sales of securities available for sale                               40                            -
   Increase in loans                                                             (66,221)                     (58,726)
   Net cash received from acquisitions                                            12,421                            -
   Decrease in federal funds                                                       7,940                            -
   Purchase of premises and equipment                                             (1,177)                      (2,095)
                                                                             ------------             ----------------

           Net cash used in investing activities                                 (14,199)                     (77,090)
                                                                             ------------             ----------------


FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                             1,474                       10,216
   Net increase in repurchase agreements                                           1,891                       13,687
   Increase (decrease) in long-term borrowings                                    39,719                       11,950
   Increase (decrease) in other borrowings                                        (2,819)                     (11,634)
   Dividends paid                                                                 (3,260)                      (2,873)
   Acquisition stock issue cost                                                     (432)
   Purchase treasury stock                                                             -                       (4,162)
                                                                             ------------             ----------------

           Net cash provided by (used in) financing activities                    36,573                       17,184
                                                                             ------------             ----------------

   Net increase (decrease) in cash and due from banks                           $ 37,562                    $ (51,307)

   Cash and due from banks at beginning of period                                 43,363                       80,130
                                                                             ------------             ----------------

   Cash and due from banks at end of period                                     $ 80,925                     $ 28,823
                                                                             ============             ================

See Notes to Consolidated Financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Form 10-K Annual Report for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

     On July 23, 2001, ABC Bancorp acquired Golden Isles Financial Holdings, Inc. and its wholly-owned Subsidiary, The First Bank of Brunswick, by issuing 1,241,204 common shares and $10.2 million in cash. Golden Isles Financial Holdings had approximately $150 million in assets at the date of acquisition and is headquartered in Brunswick, Georgia. The acquisition has been accounted for as a purchase and the results of operations of Golden Isles Financial Holdings since the date of acquisition are included in the consolidated financial statements. For the three months ended September 30, 2001, other operating expense included $70,000 for amortization of other intangible assets related to this acquisition. These amortization charges are subject to adjustment pending the completion of the allocation among amortizable intangible assets and non-amortizable goodwill arising from this acquisition.

NOTE 3. PRONOUNCEMENTS ISSUED NOT YET ADOPTED

     In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.


Statement 141:
     . Eliminates the pooling method for accounting for business combinations.

     . Requires that intangible assets that meet certain criteria be reported separately from goodwill.

     . Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:
     . Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

     . Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:
     . Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

     . Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

     .    Write-off any remaining negative goodwill.

     The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

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

         The liquidity and capital resources of the Company are monitored continuously by the Company's Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company's and the Banks' liquidity ratios at September 30, 2001 were considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the nine months ended September 30, 2001, total capital increased $24,226,000 to $104,852,000. Of this increase, $3,958,000 resulted from the purchase of Tri-County Bank, $13,199,000 resulted from the purchase of Golden Isles Financial Holdings, Inc., $3,835,000 from the retention of earnings (net of $3,260,000 dividends paid to shareholders), $451,000 for the accrual for grants of restricted shares as incentive to certain employees, and $2,783,000 in other comprehensive income, net of taxes.

         At September 30, 2001, ABC had binding commitments for capital expenditures of approximately $350,000. The Company anticipates that approximately $350,000 will be required for capital expenditures during the remainder of 2001. Additional expenditures may be required for other mergers and acquisitions.

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

Comparison of Statements of Income

         The net interest margin on a taxable-equivalent basis was 4.91% and 5.40% during the nine months ended September 30, 2001 and 2000, respectively, a decrease of 49 basis points. These variances are attributable to fluctuations in the average rates charged and fees earned on loans and the average rates paid on deposit accounts. Several decreases in key interest rates by the Federal Reserve Bank during the nine-month period also attributed to the decrease in net interest margin, because the rate of yield on certain variable-rate assets decreased immediately, whereas most interest-bearing liabilities are fixed-rate, and thus rates could not be decreased until maturity.

         Net interest income was $30.47 million as compared to $28.53 million during the nine months ended September 30, 2001 and 2000, respectively, representing an increase of 6.80%. Of this increase, 41.70% related to the acquisition of Tri-County Bank, and 51.55% related to the acquisition of Golden Isles.

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $2,497,000 and $952,000 during the nine months ended September 30, 2001 and 2000. Additional provision for loan losses was recorded during the second and third quarters of 2001 to reserve against possible losses in loans that were identified by the Company as having deteriorated in quality. Such loans were also reclassified as non-performing assets.

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

         The allowance for loan losses totaled $14.1 million and $9.8 million as of September 30, 2001 and December 31, 2000, respectively, with $3.5 million of the increase attributable to acquisitions. The allowance for loan losses as a percentage of total loans was 1.79% and 1.67% as of September 30, 2001 and December 31, 2000, respectively.

         Non-performing assets were $13.8 million and $6.1 as of September 30, 2001 and December 31, 2000, respectively, with $3.1 million of the increase attributable to acquisitions. The ratio of non-performing assets as a percentage of the loan loss reserve was 98% and 62% as of September 30, 2001 and December 31, 2000, respectively.

         Management considers the allowance for loan losses as of September 30, 2001 adequate to cover potential losses in the loan portfolio.


         Following is a comparison of noninterest income for the nine months ended September 30, 2001 and 2000 (dollars in thousands).

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                        ------------------------------------
                                                                                             2001                2000
                                                                                        ---------------     ----------------
         Service charges on deposits                                                    $        5,192      $        4,546
         Other service charges, commissions and fees                                             1,849               1,503
         Other income                                                                              316                  63
         Gain on sale of securities                                                                 11                  -
                                                                                        ---------------     ---------------
                   Total noninterest income                                             $        7,368      $        6,112
                                                                                        ===============     ===============

         Total noninterest income for the nine months ended September 30, 2001 was $ 1,256,000 higher than during the same period in 2000. Service charges on deposit accounts accounted for the majority of the increase at $646,000 of which $142,000 related to the acquisition of Tri-County Bank, and $105,000 related to the acquisition of Golden Isles. Other service charges, commissions and fees increased because of enhanced income from the Company's retail division, particularly mortgage financing. Other income was higher due to several nonrecurring property disposal gains being recognized during 2001.

         Following is an analysis of noninterest expense for the nine months ended September 30, 2001 and 2000 (dollars in thousands).

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                        ------------------------------------
                                                                                             2001                2000
                                                                                        ---------------     ----------------
         Salaries and employee benefits                                                 $       13,746      $       12,659
         Occupancy and equipment expense                                                         3,660               3,268
         Other expense                                                                           7,379               7,146
                                                                                        ---------------     ---------------
                   Total noninterest expense                                            $       24,785      $       23,073
                                                                                        ===============     ===============

         Total noninterest expense for the nine months ended September 30, 2001 was $1,712,000 higher than during the same period in 2000, of which $567,000 related to the acquisition of Tri-County Bank, and $800,000 related to the acquisition of Golden Isles.

         Salaries and employee benefits for the nine months ended September 30, 2001 were $1,087,000 or 8.58% higher than during the same period in 2000. The acquisition of Tri-County Bank accounted for $335,000, the acquisition of Golden Isles accounted for $445,000 of the increase and the remaining $307,000 related to normal increases in salaries and employee benefits.

         Following is a condensed summary of net income during the nine months ended September 30, 2001 and 2000 (dollars in thousands).

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                        ------------------------------------
                                                                                             2001                2000
                                                                                        ---------------     ----------------
         Net interest income                                                            $       30,468      $       28,534
         Provision for loan losses                                                               2,497                 952
         Other income                                                                            7,368               6,112
         Other expense                                                                          24,785              23,073
                                                                                        ---------------     ---------------
                   Income before income taxes                                                   10,554              10,621
         Applicable income taxes                                                                 3,459               3,440
                                                                                        ---------------     ---------------
                   Net income                                                           $        7,095      $        7,181
                                                                                        ===============     ===============

         Net income decreased $86,000 or 1.20% to $7,095,000 for the nine months ended September 30, 2001 as compared to $7,181,000 for the nine months ended September 30, 2000. Net interest income of ABC and its subsidiaries increased $1,934,000, the provision for loan losses increased by $1,545,000 and all other noninterest expense increased by $1,712,000.


Comparison of Balance Sheets

         Total assets increased by $265 million, or 32.07 % to $1,091 million at September 30, 2001 from $826 million at December 31, 2000. Approximately $66 million of this increase related to the acquisition of the Tri-County Bank and the Newberry branch, and approximately $150 million of this increase related to the acquisition of Golden Isles.

         Total earning assets increased by $255 million, or 33.77%, to $1,010 million at September 30, 2001 from $755 million at December 31, 2000. Of this increase, approximately $66 million related to the acquisition of the Tri-County Bank and the Newberry branch, and approximately $141 million related to the acquisition of Golden Isles.

         Total loans, net of the allowance for loan losses, increased by $199 million, or 34.43% to $777 million at September 30, 2001 from $578 million at December 31, 2000. Approximately $33 million of this increase related to the acquisition of the Tri-County Bank and the Newberry branch, and approximately $109 related to the acquisition of Golden Isles.

         Total deposits increased by $192 million, or 28.24% to $872 million at September 30, 2001 from $680 million at December 31, 2000. Approximately 12.25% and 13.96% of deposits were noninterest-bearing as of September 30, 2001 and December 31, 2000, respectively. Approximately $63 million of this increase related to the acquisition of the Tri-County Bank and the Newberry branch, and approximately $129 million related to the acquisition of Golden Isles.


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

         Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20

         The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 4.52% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 6.81% if rates decline over the next year.

Part II. Other Information


Item 4.  Submission of Matters to a Vote of Securities Holders

        There were no matters submitted to a vote of securities holders during the quarter ended September 30, 2001.


Item 6.           Exhibits and Reports on Form 8-K

A.      Exhibits --

                  Exhibit 10.1           Executive Employment Agreement with W.
                                         Edwin Lane, Jr. dated as of August 21,
                                         2001.

B. ABC has filed a Current Report on Form 8-K, dated July 23, 2001, concerning its acquisition by merger of Golden Isles Financial Holdings, Inc. ("Golden Isles"). The Current Report on Form 8-K was filed under
        Item 2 of Form 8-K, and no financial information concerning ABC or Golden Isles was required to be filed therewith.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:


                                    ABC BANCORP


      10/18/01                      /s/ W. EDWIN LANE, JR.
----------------------              ---------------------------
        Date                        W. EDWIN LANE, JR.
                                    EXECUTIVE VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER
                                    (Duly authorized officer and principal
                                      financial/accounting officer)