Form 10-Q/A
period 2001-09-30
ABC BANCORP
filed 2001-11-01
CIK 351569

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                  FORM 10-Q/A

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

                    24 SECOND AVE., SE  MOULTRIE, GA 31768
                   ----------------------------------------
                   (Address of principal executive offices)

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

                                  ABC BANCORP
                        QUARTERLY REPORT ON FORM 10-Q/A
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item                                                                     Page
----                                                                     ----

1.      Financial Statements

          Consolidated Balance Sheets                                       3

          Consolidated Statements of Income and Comprehensive Income        4

          Consolidated Statements of Cash Flows                             6

          Notes to Consolidated Financial Statements                        7

2.      Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             9

3.      Quantitative and Qualitative Disclosures about Market Risk         13

PART II - OTHER INFORMATION

4.      Submission of Matters to a Vote of Securities Holders              14

6.      Exhibits and Reports on Form 8-K                                   14


        Signature                                                          15

                                           ABC BANCORP AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                              (Dollars in Thousands)
                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                             30-Sep                       Dec 31
                                                                              2001                         2000
                                                                           ----------                    --------
Assets
------
Cash and due from banks                                                    $   80,925                    $ 43,363
Federal funds sold                                                                802                           -
Securities available for sale, at fair value                                  169,384                     162,105

Loans                                                                         791,433                     587,381
Less allowance for loan losses                                                 14,139                       9,832
                                                                           ----------                    --------
             Loans, net                                                       777,294                     577,549
                                                                           ----------                    --------

Premises and equipment, net                                                    24,138                      19,703
Other assets                                                                   38,628                      23,477
                                                                           ----------                    --------
                                                                           $1,091,171                    $826,197
                                                                           ==========                    ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest-bearing demand                                               $  106,796                      94,917
  Interest-bearing demand                                                     197,059                     157,086
  Savings                                                                      57,903                      44,169
  Time, $100,000 and over                                                     140,966                     120,670
  Other time                                                                  368,837                     263,043
                                                                           ----------                    --------
            Total deposits                                                    871,561                     679,885
Federal funds purchased & securities sold under
    repurchase agreements                                                       4,544                       2,653
Other borrowings                                                              101,281                      55,350
Other liabilities                                                               8,903                       7,653
                                                                           ----------                    --------
            Total liabilities                                                 986,289                     745,541
                                                                           ----------                    --------


Stockholders' equity
--------------------
  Common stock, par value $1; 30,000,000 shares authorized
    10,790,369 and 9,137,990 shares issued                                     10,790                       9,138
  Surplus                                                                      45,389                      29,237
  Retained earnings                                                            52,275                      48,411
  Accumulated other comprehensive income                                        3,468                         685
  Unearned compensation                                                          (820)                       (595)
                                                                           ----------                    --------
                                                                              111,102                      86,876
  Less cost of shares acquired for the treasury, 790,982                       (6,220)                     (6,220)
                                                                           ----------                    --------
            Total stockholders' equity                                        104,882                      80,656
                                                                           ----------                    --------
                                                                           $1,091,171                    $826,197
                                                                           ==========                    ========

See Notes to Consolidated Financial Statements.


                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (Dollars in Thousands)
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                                                   2001                      2000
                                                                             ----------------            --------------
Interest income
  Interest and fees on loans                                                           17,509                $   15,038
  Interest on taxable securities                                                   $    2,373                     1,807
  Interest on nontaxable securities                                                       215                       779
  Interest on deposits in other banks                                                     197                       445
  Interest on fed funds sold                                                               16                         -
                                                                             ----------------            --------------
                                                                                       20,310                    18,069
                                                                             ----------------            --------------
Interest expense
  Interest on deposits                                                                  8,244                     7,247
  Interest on fed funds purchased and securities
   sold under agreements to repurchase                                                     32                       146
  Interest on other borrowings                                                            994                     1,185
                                                                             ----------------            --------------
                                                                                        9,270                     8,578
                                                                             ----------------            --------------

                    Net interest income                                                11,040                     9,491
Provision for loan losses                                                               1,281                       303
                                                                             ----------------            --------------
                    Net interest income after provision for loan losses                 9,759                     9,188
                                                                             ----------------            --------------
Other income
  Service charges on deposit accounts                                                   1,945                     1,564
  Other service charges, commissions and fees                                             710                       488
  Other                                                                                   170                       (57)
  Gain on sale of securities                                                               12                         -
                                                                             ----------------            --------------
                                                                                        2,837                     1,995
                                                                             ----------------            --------------
Other expense
  Salaries and employee benefits                                                       4,779                     4,211
  Equipment and occupancy expense                                                      1,394                     1,185
  Other operating expenses                                                             2,488                     2,331
                                                                             ----------------            --------------
                                                                                        8,661                     7,727
                                                                             ----------------            --------------

                    Income before income taxes                                          3,935                     3,456

Applicable income taxes                                                                 1,328                     1,118

                    Net income                                                     $    2,607                $    2,338
                                                                             ----------------            --------------
 Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising during period, net of tax              $    1,126                $    1,197
  Reclassification adjustment for (gains) losses included
    in net income, net of tax                                                      $       (8)                        -
                                                                             ----------------            --------------
                    Comprehensive income                                           $    3,725                $    3,535
                                                                             ================            ==============
Income per common share-Basic                                                      $     0.27                $     0.28
                                                                             ================            ==============
Income per common share-Diluted                                                    $     0.27                $     0.28
                                                                             ================            ==============
Average shares outstanding                                                          9,729,237                 8,364,468
                                                                             ================            ==============

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (Dollars in Thousands)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------

                                                                               2001                     2000
                                                                            ----------               ----------
Interest income
  Interest and fees on loans                                                $   48,258               $   42,937
  Interest on taxable securities                                                 6,780                    5,954
  Interest on nontaxable securities                                                675                    1,260
  Interest on deposits in other banks                                              550                      837
  Interest on fed funds sold                                                        44                        -
                                                                            ----------               ----------
                                                                                56,307                   50,988
                                                                            ----------               ----------

Interest expense
  Interest on deposits                                                          23,149                   19,555
  Interest on fed funds purchased and securities
    sold under agreements to repurchase                                            120                      208
  Interest on other borrowings                                                   2,570                    2,691
                                                                            ----------               ----------
                                                                                25,839                   22,454
                                                                            ----------               ----------

      Net interest income                                                       30,468                   28,534
Provision for loan losses                                                        2,497                      952
                                                                            ----------               ----------
      Net interest income after provision for loan losses                       27,971                   27,582
                                                                            ----------               ----------
Other income
  Service charges on deposit accounts                                            5,192                    4,546
  Other service charges, commissions and fees                                    1,849                    1,503
  Other                                                                            316                       63
  Gain on sale of securities                                                        11                        -
                                                                            ----------               ----------
                                                                                 7,368                    6,112
                                                                            ----------               ----------

Other expense
  Salaries and employee benefits                                                13,746                   12,659
  Equipment and occupancy expense                                                3,660                    3,268
  Other operating expenses                                                       7,379                    7,146
                                                                            ----------               ----------
                                                                                24,785                   23,073
                                                                            ----------               ----------

      Income before income taxes                                                10,554                   10,621
Applicable income taxes                                                          3,459                    3,440
                                                                            ----------               ----------

      Net income                                                            $    7,095               $    7,181
                                                                            ----------               ----------

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising during period, net of tax       $    2,790                      869

  Reclassification adjustment for (gains) losses included
    in net income, net of tax                                               $       (7)                       -
                                                                            ----------               ----------
      Comprehensive income                                                  $    9,878               $    8,050
                                                                            ==========               ==========

Income per common share-Basic                                               $     0.79               $     0.85
                                                                            ==========               ==========

Income per common share-Diluted                                             $     0.79               $     0.84
                                                                            ==========               ==========

Average shares outstanding                                                   8,949,696                8,498,246
                                                                            ==========               ==========


See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (Dollars in Thousands)
                                  (Unaudited)
  -----------------------------------------------------------------------------

                                                                                            2001                     2000
                                                                                        ------------            ---------------
OPERATING ACTIVITIES
  Net Income                                                                                $  7,095                   $  7,181
                                                                                        ------------            ---------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation                                                                           1,885                      1,575
        Provision for loan losses                                                              2,497                        952
        Amortization of intangible assets                                                        785                        244
        Other prepaids, deferrals and accruals, net                                            2,926                     (1,353)
                                                                                        ------------            ---------------
           Total adjustments                                                                   8,093                      1,418
                                                                                        ------------            ---------------

           Net cash provided by operating activities                                          15,188                      8,599
                                                                                        ------------            ---------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities                                           74,610                     10,922
  Purchase of investment securities                                                          (41,812)                   (27,191)
  Proceeds from sales of securities available for sale                                            40                          -
  Increase in loans                                                                          (66,221)                   (58,726)
  Net cash received from acquisitions                                                         12,421                          -
  Decrease in federal funds                                                                    7,940                          -
  Purchase of premises and equipment                                                          (1,177)                    (2,095)
                                                                                        ------------            ---------------

           Net cash used in investing activities                                             (14,199)                   (77,090)
                                                                                        ------------            ---------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                          1,474                     10,216
  Net increase in repurchase agreements                                                        1,891                     13,687
  Increase (decrease) in long-term borrowings                                                 39,719                     11,950
  Increase (decrease) in other borrowings                                                     (2,819)                   (11,634)
  Dividends paid                                                                              (3,260)                    (2,873)
  Acquisition stock issue cost                                                                  (432)
  Purchase treasury stock                                                                          -                     (4,162)
                                                                                        ------------            ---------------
           Net cash provided by (used in) financing activities                                36,573                     17,184
                                                                                        ------------            ---------------
  Net increase (decrease) in cash and due from banks                                        $ 37,562                   $(51,307)

  Cash and due from banks at beginning of period                                              43,363                     80,130
                                                                                        ------------            ---------------

  Cash and due from banks at end of period                                                  $ 80,925                   $ 28,823
                                                                                        ============            ===============

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

NOTE 2.  MERGERS AND ACQUISITIONS

     On April 13, 2001, ABC Bancorp issued 347,504 common shares and
$3,229 million in cash to acquire Tri-County Bank. Tri-County Bank had approximately $49 million in assets at the date of acquisition and is headquartered in Trenton, Florida. The acquisition has been accounted for as a purchase and results of operations of Tri-County Bank since the date of acquisition are included in the consolidated financial statements. The total amount of excess cost recorded on the books was $1.6 million. The allocation of excess cost between intangible assets and goodwill has not been finalized because appropriate documentation of fair values has not been obtained.

     On June 29, 2001, Tri-County Bank purchased the Newberry, Florida branch of Republic Security Bank. The transaction included all consumer and business deposit accounts (approximately $20 million currently) and associated lines of
credit, along with real property and certain fixed assets.   The total amount of
excess cost recorded on the books amounted to $1.2 million. The allocation of excess costs between intangible assets and goodwill has not been finalized because appropriate documentation of fair values has not been obtained.

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

     In connection with the Golden Isles acquisition, net assets acquired amounted to $12.1 million for which a total consideration of $24.7 million was paid. The amount of excess cost recorded on the books amounted to $12.6 million. The allocation of excess costs between intangible assets and goodwill has not been finalized because appropriate documentation of fair values has not been obtained. For purposes of the pro forma consolidated results of operations presented below, it has been assumed that 50% of the excess cost will be allocated to intangible assets to be amortized on a straight-line basis over a period of 15 years and that 50% will be allocated to goodwill. The pro forma results of operations for all periods presented do not reflect any impairment of goodwill.

     Unaudited pro forma consolidated results of operations for the three months and the nine months ended September 30, 2001 and 2000 as though Golden Isles had been acquired as of January 1, 2000 follow:

                                                    Three             Nine             Three            Nine
                                                    Months           Months           Months           Months
                                                    Ended             Ended            Ended            Ended
                                               --------------    -------------    -------------    -------------
                                                      September 30, 2001                 September 30, 2000
                                               -------------------------------    ------------------------------
                                                          (Dollars in Thousands, Except Per Share Data)
                                               -----------------------------------------------------------------
        Net interest income                      $  11,180         $  32,913        $  10,696        $  32,190

        Net income                               $     324         $   4,646        $   2,418        $   7,481

        Earnings per share:
          Basic                                  $     .03         $     .47        $     .25        $     .77
          Diluted                                $     .03         $     .47        $     .25        $     .77

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

                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                           2001       2000
                                                          ------     ------
         Service charges on deposits                      $5,192     $4,546
         Other service charges, commissions and fees       1,849      1,503
         Other income                                        316         63
         Gain on sale of securities                           11          -
                                                          ------     ------
           Total noninterest income                       $7,368     $6,112
                                                          ======     ======

     Total noninterest income for the nine months ended September 30, 2001 was $1,256,000 higher than during the same period in 2000. Service charges on deposit accounts accounted for the majority of the increase at $646,000 of which $142,000 related to the acquisition of Tri-County Bank, and $105,000 related to the acquisition of Golden Isles. Other service charges, commissions and fees increased because of enhanced income from the Company's retail division, particularly mortgage financing. Other income was higher due to several nonrecurring property disposal gains being recognized during 2001.

     Following is an analysis of noninterest expense for the nine months ended September 30, 2001 and 2000 (dollars in thousands).

                                                         Nine Months Ended
                                                           September 30,
                                                         ------------------
                                                           2001       2000
                                                         -------    -------
         Salaries and employee benefits                  $13,746    $12,659
         Occupancy and equipment expense                   3,660      3,268
         Other expense                                     7,379      7,146
                                                         -------    -------
           Total noninterest expense                     $24,785    $23,073
                                                         =======    =======

Comparison of Statements of Income (Continued)

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

                                                      Nine Months Ended
                                                        September 30,
                                                 ----------------------------
                                                  2001                 2000
                                                 -------              -------
         Net interest income                     $30,468              $28,534
         Provision for loan losses                 2,497                  952
         Other income                              7,368                6,112
         Other expense                            24,785               23,073
                                                 -------              -------
           Income before income taxes             10,554               10,621
         Applicable income taxes                   3,459                3,440
                                                 -------              -------
             Net income                          $ 7,095              $ 7,181
                                                 =======              =======

     Net income decreased $86,000 or 1.20% to $7,095,000 for the nine months ended September 30, 2001 as compared to $7,181,000 for the nine months ended September 30, 2000. Net interest income of ABC and its subsidiaries increased $1,934,000, the provision for loan losses increased by $1,545,000 and all other noninterest expense increased by $1,712,000.

Comparison of Balance Sheets

     Total assets increased by $265 million, or 32.07% to $1,091 million at September 30, 2001 from $826 million at December 31, 2000. Approximately $66 million of this increase related to the acquisition of the Tri-County Bank and the Newberry branch, and approximately $150 million of this increase related to the acquisition of Golden Isles.

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

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:



                                         ABC BANCORP

         11/01/01                        /s/ W. EDWIN LANE, JR.
---------------------------              ---------------------------------------
           Date                          W. EDWIN LANE, JR.
                                         EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER
                                         (Duly authorized officer and principal
                                          financial/accounting officer)