Form 10-K405
period 2001-12-31
ABC BANCORP
filed 2002-03-29
CIK 351569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 2001

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

                      Common Stock, Par Value $1 Per Share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
            ---
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, registrant had outstanding 9,888,679 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $121,249,500 million.

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

         ABC provides, through its commercial bank subsidiaries described below (sometimes hereinafter referred to as "Banks"), banking services to individuals and businesses in Southern Georgia, Southeastern Alabama and Northern Florida. ABC's executive office is located at 24 2nd Avenue, S.E., Moultrie, Georgia 31768, and its telephone number is (229) 890-1111. As a registered bank holding company, ABC is subject to the applicable provisions of the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act, as well as to supervision by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the State of Georgia Department of Banking and Finance.

         Our primary business as a bank holding company is to manage the business and affairs of our Banks. The Banks provide a broad range of retail and commercial banking services to its customers, including checking, savings, NOW and money market accounts and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles, credit cards; letters of credit; trust services through Reliance Trust Company; brokerage services through either PFIC Securities Corporation or Raymond James Financial Services, Inc.; fixed rate annuities through PFIC Corporation; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers and automated teller machines. We maintain a diversified loan portfolio and make no foreign or energy-related loans.

         While we have decentralized certain of our management responsibilities, we maintain efficient centralized operating systems. As a result, corporate policy, strategy and certain administrative policies are established by our board of directors, while lending and community-specific marketing decisions are made primarily by each bank to allow it to respond to differing needs and demands of its own market. Data processing functions are centralized in the ABC's data processing division located in Moultrie, Georgia. Within this framework, the Banks focus on providing personalized services and quality products to their customers to meet the needs of the communities they serve. Our objective is to establish ABC as a major financial institution in Southern Georgia, Southeastern Alabama and Northern Florida. Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy.

         As a bank holding company, we perform central data processing functions, purchasing functions and other common functions and provides certain management services for our Banks. Normal banking services are conducted by the Banks.

OUR SUBSIDIARIES

         Following is a list of our Banks, the market areas served by the Banks and the estimated relative size of the Banks as compared with their major competitors.

                                                                                       Estimated Relative Size
          Subsidiary Bank                      Principal Market Area                      Among Competitors
------------------------------------ ------------------------------------------- --------------------------------
American Banking Company             Moultrie and Colquitt County, Georgia       Second largest of seven banks in
                                                                                 Colquitt County, Georgia

Heritage Community Bank              Quitman and Brooks County, Georgia and      Second largest of four banks in
                                     Valdosta and Lowndes County, Georgia        Brooks County, Georgia

Bank of Thomas County                Coolidge, Thomasville and Thomas County,    Fifth largest of seven banks in
                                     Georgia                                     Thomas County, Georgia

Citizens Security Bank               Tifton and Tift County, Ocilla and Irwin    Third largest of seven banks in
                                     County, Douglas and Coffee County, Georgia  Tift County, Georgia

Cairo Banking Company                Cairo and Grady County, Meigs and Thomas    Second largest of six banks in
                                     County, Georgia                             Grady County, Georgia

Southland Bank                       Dothan, Abbeville, Clayton, Eufaula and     Fifth largest of eleven banks in
                                     Headland, Alabama                           Houston County, Alabama

Central Bank & Trust Company         Cordele and Crisp County, Georgia           Third largest of six banks in
                                                                                 Crisp County, Georgia

First National Bank of South         Albany and Dougherty County, Georgia and    Fifth largest of nine banks in
Georgia                              Lee County, Georgia                         Dougherty County, Georgia

Merchants & Farmers Bank             Donalsonville and Seminole County, Georgia  Second largest of three banks in
                                     and Colquitt and Miller County, Georgia     Seminole County, Georgia

Tri-County Bank                      Trenton and Gilchrist County, Florida and   Largest of three banks in Gilchrist
                                     Newberry and Alachua County, Florida        County, Florida

The First Bank of Brunswick          Brunswick, St. Simons Island, Jekyll        Fourth largest of eight banks in
                                     Island and Glynn County, Georgia            Glynn County, Georgia


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

         On August 30, 2001, ABC formed ABC Bancorp Capital Trust I, a Delaware statutory trust and a wholly-owned subsidiary of ABC (the "Trust"), for the purpose of (i) issuing and selling its common securities to ABC and its trust preferred securities to the public, and (ii) using the proceeds from the sale of the trust preferred securities to purchase 9.00% Subordinated Debentures (the "Subordinated Debentures") from ABC. In the quarter ended December 31, 2001, the Trust sold its securities and used the proceeds to purchase the Subordinated Debentures, which are the sole asset of the Trust. ABC pays interest on the Subordinated Debentures to the Trust at the end of each quarter at an annual rate of 9.00%, which is equal to the dividend rate payable by the Trust to the holders of its preferred securities. The cost of the issuance of the Trust's preferred securities is treated as a deferred asset and will be amortized over the life of the securities. Following the offer and sale of the Trust's securities, ABC owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of the Company. See the Notes to ABC's Consolidated Financial Statements included in this annual report for a further discussion regarding the issuance of Trust's preferred securities.

Our Market Areas and Competition

         Our market area is located in Southern Georgia, Southeastern Alabama and Northern Florida. The Banks' main offices and larger branches are located in the southern Georgia cities of Albany, Brunswick, Cairo, Colquitt, Cordele, Donalsonville, Douglas, Jekyll Island, Moultrie, Ocilla, Quitman, St. Simons Island, Thomasville, Tifton and Valdosta, the southern Alabama cities of Abbeville, Clayton, Dothan, Eufaula and Headland and the northern Florida cities of Trenton and Newberry. The Banks have a total of 35 offices located in either the cities or counties in which the main offices are located or in nearby cities.

         We have subsidiary banks in several high-growth market areas that offer favorable growth and profitability potential, including banks in the cities of Valdosta, Tifton and Cordele, which are located along the I-75 corridor of Georgia, a major north-south transportation artery. We also have banks in Albany, Georgia and Dothan, Alabama, both of which are developing commercial and industrial "hubs" where residents of the numerous smaller, surrounding cities find jobs, entertainment, consumer products and services and medical services.

         In April 2001, we completed the acquisition of a bank in northern Florida, and in June 2001, we acquired a branch of a competing bank in the same market area. We have combined these acquisitions into one bank with assets of approximately $71 million. One branch of this bank gives us a presence in the outskirts of the high-growth area surrounding Gainesville, Florida.

         The recent acquisition of The First Bank of Brunswick gives us additional growth and profitability potential. The First Bank of Brunswick had total assets of approximately $150 million at December 31, 2001. The First Bank of Brunswick has its main office and one branch in the Georgia community of Brunswick, Georgia and two additional branches on St. Simons Island, Georiga, and Jekyll Island, Georgia. Brunswick is located directly on vital Atlantic Ocean shipping waterways and the I-95 corridor of Georgia. It is also in close proximity to some of the most popular beachfront property on the east coast of the United States (including Sea Island, St. Simons Island and Jekyll Island). All of these factors give us significant opportunities in commercial, residential, vacation resort and retirement resort growth and development potential.

         The banking industry in Georgia, Alabama and Florida is highly competitive. In recent years, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Each of the Banks faces strong competition in attracting deposits and making loans. Their most direct competition for deposits comes from other commercial banks, thrift institutions, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in the Banks' competition for deposits.

         Competition for loans comes from other commercial banks, thrift institutions, savings banks, insurance companies, consumer finance companies, credit unions and other institutional lenders. Our Banks compete for loan originations through the interest rates and loan fees they charge and the efficiency and quality of services they provide. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

         Management expects that competition will become more intense in the future due to changes in state and federal laws and regulations and the entry of additional bank and nonbank competitors. See "Supervision and Regulation".

LENDING POLICY

         We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Banks, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to our written loan policy, which is updated annually and which provides that lending officers have sole authority to approve loans of various maximum amounts depending upon their seniority and experience. Each bank's president has sole discretion to approve loans in varying principal amounts up to specified limits for each president. Each bank's board of directors reviews and approves loans that exceed management's lending authority and, in certain instances, other types of loans. New credit extensions are reviewed daily by each bank's senior management and at least monthly by its board of directors.

         The lending officers at each bank have authority to make loans only in the county in which the Bank is located and its contiguous counties. Our lending policy requires analysis of the borrower's projected cash flow and ability to service the debt. For agricultural loans, which constitute a significant portion of our consolidated loan portfolio, the lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower's updated cash flow projections. Each subsidiary bank is assigned an approval limit by the holding company, which serves as the maximum limit of new extensions of credit each Bank can approve. That approval limit is reviewed annually by the Holding Company and adjusted as needed. All extensions of credit in excess of the Banks' internal approval limits are reviewed by ABC's Senior Credit Officer. Further approval by a Holding Company loan committee may also be needed.Under our ongoing loan review program, all loans are subject to sampling and objective review by an assigned loan reviewer who is independent of the originating loan officer.

We actively market our services to qualified lending customers in both the commercial and consumer sectors. Our commercial lending officers actively solicit the business of new companies entering the market as well as longstanding members of that market's business community. Through personalized professional service and competitive pricing, we have been successful in attracting new commercial lending customers. At the same time, we actively advertise our consumer loan products and continually seek to make our lending officers more accessible.

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

LENDING ACTIVITIES

         General. We provide a broad range of commercial and retail lending services to corporations, partnerships and individuals, including agricultural, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. The loan department of each bank makes direct and indirect loans to consumers and originates and services residential mortgages.

         Real Estate Loans. Our real estate loans are for a term of years, although rarely more than ten, over which period the principal thereof is amortized, and are generally secured by residential real estate, farmland or commercial real estate. Real estate related loans represent a significant portion of the loan portfolio.

         Agricultural Loans. Our agricultural loans are made for crop production expenses or to finance the purchase of farm-related equipment. Agricultural loans typically involve seasonal fluctuations in amounts. Although we typically look to an agricultural borrower's cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance or a mortgage on real estate. In addition, a portion of our agricultural loans are guaranteed by the FmHA Guaranteed Loan Program.

         Commercial and Industrial Loans. General commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies and other industries. Management believes that a significant portion of these loans are, to varying degrees, agricultural-related. The Banks have also generated loans which are guaranteed by the U. S. Small Business Administration. Management believes that making such loans helps the local community and also provides ABC with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although we typically look to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable and other assets.

         Consumer Lending. Our consumer loans include motor vehicle, home improvement, home equity, student and signature loans and small personal credit lines. Many of our Banks also offer credit cards to their customers.

         Compliance with Community Reinvestment Act. Each of our Banks has a Community Reinvestment Act Officer who develops and oversees that Bank's Community Reinvestment Act program and makes monthly reports to that Bank's board of directors. The Banks regularly sponsor or participate in community programs designed to ascertain and meet the credit needs of each of the communities they serve, including low and moderate income neighborhoods. Some of these activities include sponsoring minority festivals during Black History Month, participating in community meetings to explain the availability of Small Business Administration, Farmers' Home Loan Administration and Regional Development Center loans, and sponsoring educational seminars for area farmers. In addition, each of our Banks participate in the Georgia Residential Finance Authority program which makes low interest rate loans to rehabilitate low income rental housing.

TRUST SERVICES

         We provide personal trust and employee benefit services to our customers through a contractual arrangement with Reliance Trust Company.

DEPOSITS

         Checking, savings and money market accounts and other time accounts are the primary sources of the Banks' funds for loans and investments. Our Banks obtain most of their deposits from individuals and from businesses in their respective market areas.

         Our Banks have not had to attract new or retain old deposits by paying depositors rates of interest on certificates of deposit, money market and other interest-bearing accounts significantly above rates paid by other banks in our Banks' respective market areas. In the future, increasing competition among banks in our Banks' market areas may cause our Banks' interest margins to shrink. The Banks have never accepted deposits for which a broker's commission was paid.

INVESTMENT ACTIVITIES

         Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, our Banks may invest in federal, state and municipal obligations, public housing authority bonds, industrial development revenue bonds and Government National Mortgage Association ("GNMA") securities. Our Banks' investments must satisfy certain investment quality criteria. Our Bank's investments must be rated at least "BAA" by either Moody's or Standard and Poor's. Securities rated below "A" are periodically reviewed for creditworthiness. Our Banks may purchase non-rated municipal bonds only if the issuer of such bonds is located in a Bank's general market area and such bonds are determined by the purchasing Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the purchasing Bank's market area and if the bonds are considered to possess a high degree of credit soundness. Our Banks typically have not purchased a significant amount of GNMA securities, which normally have higher yields than our Banks' other investments.

         While our investment policy permits the Banks to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Banks historically have not done so to any significant extent.

         Our investment committee implements the investment policy and portfolio strategies, monitors the portfolio and reports to each Bank's board and ALCO committees. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our board of directors each month. Once a year, the written investment policy is reviewed by our board of directors.

         The Banks' securities are kept in safekeeping accounts at correspondent banks.

ASSET/LIABILITY MANAGEMENT

         Our objective is to manage our assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. The overall philosophy of our management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. See "Management's Discussion and
                                               ---
Analysis of Financial Condition and Results of Operations."

PROPERTIES

         The table below sets forth the location, size and other information with respect to ABC's real properties. Except for the leased Jekyll Island property and two locations in Dothan, Alabama, all properties are owned by ABC or the Banks and are unencumbered.

                                                                                                           Approximate
                                                                                                              Square
                           Offices                                               Used By                     Footage
--------------------------------------------------------------         ----------------------------      -----------------
310 First Street, S.E., Moultrie, GA                                   ABC                                          7,000
317 S. Main Street, Moultrie, GA                                       ABC                                          2,200
308-314 First Street, S.E., Moultrie, GA                               ABC                                          4,000
24 Second Avenue, S. E., Moultrie, GA                                  ABC                                         15,500
731 West Second Street, Tifton, GA                                     ABC                                          5,580
305 South Main Street, Moultrie, GA                                    ABC and American Bank                        7,048
225 South Main Street, Moultrie, GA                                    American Bank                                9,000
1707 First Avenue, S.E., Moultrie, GA                                  American Bank                                5,500
137 Broad Street, Doerun, GA                                           American Bank                                3,860
2513 South Main Street, Moultrie, GA                                   American Bank                                3,973
322 First Street, S.E., Moultrie, GA                                   American Bank                                  300
1000 West Screven Street, Quitman, GA                                  Heritage Bank                               11,530
Highway 133 West, Valdosta, GA                                         Heritage Bank                                1,100
3140 Inner Perimeter Road, Valdosta, GA                                Heritage Bank                                3,462
2484 East Pinetree Boulevard, Thomasville, GA                          Thomas Bank                                  4,800
529 Pine Street, Coolidge, GA                                          Thomas Bank                                  4,000
111 E. Eighth Street, Tifton, GA                                       Citizens Security Bank                      11,700
804 W. Second Street, Tifton, GA                                       Citizens Security Bank                       2,000
301 South Irwin Avenue, Ocilla, GA                                     Citizens Security Bank                      10,000
100 South Pearle Avenue, Douglas, GA                                   Citizens Security Bank                       3,100
201 South Broad Street, Cairo, GA                                      Cairo Bank                                  10,000
Hwy. 84 Drive-in, Cairo, GA                                            Cairo Bank                                   1,000
12 East Depot Street, Meigs, GA                                        Cairo Bank                                   2,700
3299 Ross Clark Circle, Dothan, AL                                     Southland Bank                              21,918
1817 S. Oates St., Dothan, AL                                          Southland Bank                               2,500
1970 Reeves Street, Dothan, AL                                         Southland Bank                               2,500
204 Kirkland St., Abbeville, AL                                        Southland Bank                               5,300
211 Eufaula St., Clayton, AL                                           Southland Bank                               4,500
1140 S. Eufaula Ave., Eufaula, AL                                      Southland Bank                               2,650
208 Main St., Headland, AL                                             Southland Bank                               2,037
502 Second Street South, Cordele, GA                                   Central Bank                                 5,800
1302 Sixteenth Avenue East, Cordele, GA                                Central Bank                                   300
509 16th Avenue, Cordele, GA                                           Central Bank                                 1,300
2627 Dawson Road, Albany, GA                                           First National Bank                          8,750
1607 U. S. Highway 19 South, Leesburg, GA                              First National Bank                          7,000
109 W. Third St., Donalsonville, GA                                    M & F Bank                                   8,800
Hwy 374 and 253, Donalsonville, GA                                     M & F Bank                                     840
162 East Crawford Street, Colquitt, GA                                 M & F Bank                                   4,672
302 North Main Street, Trenton, FL                                     Tri-County Bank                              2,700
25365 West Newberry Road, Newberry, FL                                 Tri-County Bank                              3,933
3340 Cypress Mill Road, Brunswick, GA                                  First Bank of Brunswick                      8,500
5340 New Jesup Highway, Brunswick, GA                                  First Bank of Brunswick                      4,100
3811 Frederick Road, St. Simons Island, GA                             First Bank of Brunswick                      7,500
18-B Beachview Drive, Jekyll Island, GA                                First Bank of Brunswick                      2,305

EMPLOYEES

         At December 31, 2001, ABC and our Banks employed approximately 515 employees. We consider our relationship with our employees to be excellent.

         We have adopted two retirement plans for our employees, the ABC Bancorp 401(k) Profit Sharing Plan and the ABC Bancorp Money Purchase Pension Plan. These plans provide both deferral of compensation by our employees and matching contributions by ABC. ABC and our Banks made contributions for all eligible employees in 2001. We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market areas. Our employees are not represented by any collective bargaining group.

                           SUPERVISION AND REGULATION

GENERAL

         As a bank holding company, we are subject to the regulation, supervision and reporting requirements of the Federal Reserve Board, the Georgia Department of Banking and Finance, the Alabama State Banking Department and the Florida Department of Banking and Finance. Our Banks are Georgia, Alabama, Florida and federally chartered banks. The FDIC to the full extent permitted by law insures each of our Banks. As a result, our Banks are subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance, the Alabama State Banking Department, the Florida Department of Banking and Finance, the FDIC and the OCC.

         The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

           . it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

           . it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

           . it may merge or consolidate with any other bank holding company.
         The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under The Community Reinvestment Act of 1997, both of which are discussed in more detail.

         The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than:

           .     banking;

           . managing or controlling banks or other permissible subsidiaries; and

           . acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks.

         The activities in which holding companies and their affiliates are permitted to engage were substantially expanded by The Gramm-Leach-Bliley Act, which was signed on November 12, 1999. The Gramm-Leach-Bliley Act repeals the anti-affiliation provisions of The Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The Gramm-Leach-Bliley Act also amends The Bank Holding Company Act to permit a financial holding company to, among other things, engage in any activity that the Federal Reserve determines to be (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and not a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Federal Reserve must consult with the Secretary of the Treasury in determining whether an activity is financial in nature or incidental to a financial activity. Holding companies may continue to own companies conducting activities which had been approved by federal order or regulation on the day before The Gramm-Leach-Bliley Act was enacted. Effective August 24, 2000, pursuant to a previously-filed election with the Federal Reserve, ABC became a financial holding company.

         In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

         Our Banks are also subject to numerous state and federal statues and regulations that affect their business, activities and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies. The FDIC, the OCC, the Georgia Department of Banking and Finance, the Alabama State Banking Department and the Florida Department of Banking and Finance regularly examine the operations of our Banks and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The FDIC, the OCC, the Georgia Department of Banking and Finance, the Alabama State Banking Department and the Florida Department of Banking and Finance also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS AND OTHER RESTRICTIONS

         ABC is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations under federal and state law on the extent to which our subsidiaries can pay dividends or otherwise supply funds to ABC.

         The principal source of ABC's cash revenues is dividends from its subsidiaries, and there are certain limitations under federal and state laws on the payment of dividends by our subsidiaries. The prior approval of applicable regulatory authorities, as the case may be, is required if the total dividends declared by any subsidiary Bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock or 50% of the Bank's net profits for the previous year in the case of Georgia banks. The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include ABC and its Banks, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

         Under Georgia law (which would apply to any payment of dividends by the Georgia Banks to ABC), the prior approval of the Georgia Department of Banking and Finance is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%.

         Retained earnings of our Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $8.5 million as of December 31, 2001.

         In addition, our Banks are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, ABC. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

         The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if one or more of the holding company's bank subsidiaries are classified as undercapitalized.

         Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues. As of December 31, 2001, ABC meets these requirements.

CAPITAL ADEQUACY

         ABC must comply with the Federal Reserve's established capital adequacy standards, and our Banks are required to comply with the capital adequacy standards established by the FDIC and the OCC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

         The risk-based capital standards are designed to:

           . make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies;

           .     account for off-balance-sheet exposure; and

           .     minimize disincentives for holding liquid assets.

         Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. During 2001, we increased our consolidated ratios by issuing trust preferred securities in the amount of $34,500,000 of which $25,933,000 (25% of total Tier 1 Capital) was included in Tier 1 Capital and the balance included in Tier 2 Capital. At December 31, 2001, ABC's total risk-based capital ratio and its Tier 1 risk-based capital ratio were 15.02% and 12.70%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. ABC's ratio at December 31, 2001 was 9.26%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised ABC of any specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

         Our Banks are subject to risk-based and leverage capital requirements adopted by the FDIC and the OCC that are substantially similar to those adopted by the Federal Reserve for bank holding companies. All of our Banks were in compliance with applicable minimum capital requirements as of December 31, 2001.

         Neither ABC nor any of our Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits, and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

PROMPT CORRECTIVE ACTION

         The Federal Deposit Insurance Act (or "FDI Act"), among other things, requires the federal regulatory agencies to take "prompt corrective action" if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

         The federal bank regulatory agencies have adopted regulations establishing relevant capital measurers and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Capital ratio, Tier 1 Capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

           . "well capitalized" if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

           . "adequately capitalized" if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized";

           . "undercapitalized" if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances);

           . "significantly undercapitalized" if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3% or a leverage ratio of less than 3%; and

           . "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

         An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2001, all of ABC's Banks had capital levels that qualify as "well capitalized" under such regulations.

         The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be "undercapitalized". "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank's capital. In addition, for a capital restoration plan to be acceptable, the bank's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5% of the bank's total assets at the time it became "undercapitalized"; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized".

         "Significantly undercapitalized" insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is also subject to certain limitations relating to so-called "brokered" deposits.

COMMUNITY REINVESTMENT ACT

         The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

         The Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution's Community Reinvestment Act performance and to review the institution's Community Reinvestment Act public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution's written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution's community reinvestment record.

         The Gramm-Leach-Bliley Act make various changes to The Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under The Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" Community Reinvestment Act rating in its latest Community Reinvestment Act examination.

PRIVACY

         Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties which market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

         The Gramm-Leach-Bliley Act also includes provisions to protect consumer privacy by prohibiting banks from disclosing non-public, personal, financial information to unaffiliated parties without the consent of the customer, and by requiring annual disclosure of the Banks' privacy policies. Each Bank's primary regulator is responsible for promulgating rules to implement these provisions.

LEGISLATIVE AND REGULATORY CHANGES

         The Gramm-Leach-Bliley Act allows bank holding companies that are "well managed" and "well capitalized" and whose depositor subsidiaries have "satisfactory" or better Community Reinvestment Act ratings to become financial holding companies that may engage in a substantially broader range of nonbanking activities than are currently permissible, including insurance underwriting and securities activities. Effective August 24, 2000, ABC became a financial holding company.

FISCAL AND MONETARY POLICY

         Banking is a business which depends on interest rate differentials.
In general, the difference between the interest paid by a bank on its deposits and its other borrowings, an the interest received by an bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of ABC will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on ABC cannot be predicted.

         Current and future legislation and the policies established by federal and state regulatory authorities will affect ABC's future operations. Banking legislation and regulations may limit our growth and the return to our investors by restricting certain of our activities.

         In addition, capital requirements could be changed and have the effect of restricting our activities or requiring additional capital to be maintained. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on ABC's business.

FEDERAL HOME LOAN BANK SYSTEM

         All of our Banks have correspondent relationships with the Federal
Home Loan Bank of Atlanta ("FHLB Atlanta"), which is one of 12 regional Federal Home Loan Banks (or "FHLBs") that administer the home financing credit function of savings companies. Each FHLB serves as a reserve or central bank for its members within its assigned region. FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans to members (i.e., advances) in accordance with policies and procedures, established by the Board of Directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         FHLB Atlanta provides certain services to certain of our Banks such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, the Banks maintain certain balances with FHLB Atlanta in noninterest-bearing accounts.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings companies and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

         Title 6 of the GLB Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 (called the "FHLB Modernization Act"), has amended the Federal Home Loan Bank Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLBs. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in the stock of the FHLBs of all member entities. Capital will include retained earnings and two forms of stock: Class A stock redeemable within six months, written notice and Class B stock redeemable within five years written notice. The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLBs enact implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of ABC's shareholders during the fourth quarter of 2001.

ITEM 4.5   EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers of ABC.

          Name, Age and                   Position with the                Principal Occupation for the Last Five Years
         Term as Officer                     Registrant                               and Other Directorships
----------------------------------    --------------------------    -----------------------------------------------------------
Kenneth J. Hunnicutt; 65;             Chief Executive Officer,      Chairman of the Board of ABC since May  2001, Chief
   Officer since 1981                 Director and Chairman of      Executive Officer since 1994 and President from 1981 to
                                      the Board                     2001. Mr. Hunnicutt served as Senior President of
                                                                    American Bank from  1989 to  1991  and as President of
                                                                    American Bank from 1975 to 1989 and currently serves as a
                                                                    director of each of the banks.

Mark D. Thomas; 48;                   President, Chief Operating    President of ABC since May 2001 and Chief Operating
   Officer since July 20, 1999        Officer and Director          Officer since July 20, 1999 and a director thereof
                                                                    since July 1999  Mr.Thomas served as Executive Vice
                                                                    President of ABC Bancorp from July 1999 to May 2001.
                                                                    Mr.Thomas served in various capacities, including
                                                                    Senior Vice President and State Consumer Banking
                                                                    Executive for Tennessee for First Union National Bank
                                                                    from September 1977 through July 1999.

W. Edwin Lane, Jr; 47:                Executive Vice President      Executive Vice President and Chief Financial Officer of
   Officer since January 1, 1995      and Chief Financial           ABC since January 1, 1995. Mr. Lane served as Controller
                                      Officer                       of First Liberty Bank, Macon, Georgia from August 1992 to
                                                                    December  1994. Mr. Lane was associated with Mauldin &
                                                                    Jenkins, Certified Public Accountants, from 1985 to 1992,
                                                                    where he served as an audit manager from 1989 to 1992.

                    Officers serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

(a) The Common Stock is listed on the Nasdaq National Market System (or "Nasdaq-NMS") under the symbol "ABCB". The following table sets forth: (a) the high and low bid prices for the common stock as quoted on Nasdaq-NMS during 2001 and 2000; and (b) the amount of quarterly dividends declared on the common stock during the periods indicated.

           Calendar Period                                            Bid Prices                Cash
--------------------------------------                        --------------------------      Dividends
                2001                                              High           Low          Declared
--------------------------------------                        ------------   -----------   --------------
First quarter                                                 $    12.000    $    9.125    $         .12
Second quarter                                                     12.620        11.000              .12
Third quarter                                                      13.500        11.060              .12
Fourth quarter                                                     13.950        12.150              .12

           Calendar Period                                            Bid Prices                Cash
--------------------------------------                        --------------------------      Dividends
                2000                                              High           Low          Declared
--------------------------------------                        ------------   -----------   --------------
First quarter                                                 $    11.125    $    9.625    $         .10
Second quarter                                                     11.000         9.500              .12
Third quarter                                                      10.750         9.000              .12
Fourth quarter                                                     10.500         8.000              .12

(b) As of March 1, 2001, there were approximately 2,000 holders of record of the Common Stock, excluding individuals in security position listings.

(c) ABC paid an annual dividend on its common stock of $.48 and $.46 per share for fiscal years 2001 and 2000, respectively.

(d) On April 13, 2001, ABC consummated the merger of Tri-County Bank, a Florida non-member bank, with and into Tri-County Merger Sub, Inc., a Florida corporation and a wholly-owned subsidiary of ABC, whereby Tri-County Bank became a wholly-owned subsidiary of ABC in accordance with the terms of an Agreement and Plan of Merger by and among ABC, Tri-County Merger Sub, Inc. and Tri-County Bank, which agreement was filed as Exhibit 2.1 to ABC's Annual Report on Form 10-K for the year ended December 31, 2000. Pursuant to the Tri-County Bank Agreement and Plan of Merger, all of the issued and outstanding shares of Tri-County Bank's common stock were converted into the right to receive cash and an aggregate of 347,504 shares of ABC's Common Stock. These shares of Common Stock were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided in Section 4(2) thereof. ABC based such reliance upon factual representations made to ABC by the shareholders of Tri-County Bank as to such shareholders' investment intent and sophistication, among other things.

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

                                                                        Year Ended December 31,
                                             ------------------------------------------------------------------------------
                                                  2001              2000            1999           1998           1997
                                             --------------    -------------   -------------   ------------   -----------
                                                             (Dollars in Thousands, Except Per Share Data)
                                             ------------------------------------------------------------------------------

Selected Balance Sheet Data:
   Total assets                            $    1,176,886      $   826,197     $    789,460   $    724,946   $    691,886
   Total loans                                    805,076          587,381          530,225        477,194        490,244
   Total deposits                                 931,156          679,885          640,658        633,325        600,711
   Investment securities                          156,835          162,105          146,990        158,869        123,219
   Shareholders' equity                           104,148           80,656           76,016         71,834         68,153

Selected Income Statement Data:
   Interest income                         $       76,090      $    68,976     $     59,991   $     60,217   $     58,649
   Interest expense                                34,904           30,805           24,400         26,444         25,950
                                           ---------------     ------------    -------------  -------------  ------------
   Net interest income                             41,186           38,171           35,591         33,773         32,699

   Provision for loan losses                        4,566            1,712            2,154          5,505          2,731
Other income                                       11,725            8,215            7,752          9,376          7,736
Other expenses                                     34,020           30,233           27,942         27,996         27,139
                                           ---------------     ------------    -------------  -------------  ------------
   Income before tax                               14,325           14,441           13,247          9,648         10,565
   Income tax expense                               4,692            4,343            4,291          2,735          3,119
                                           ---------------     ------------    -------------  -------------  ------------
      Net income                           $        9,633      $    10,098     $      8,956   $      6,913   $      7,446
                                           ===============     ============    =============  =============  ============

Per Share Data:
   Net income - basic                      $         1.05      $      1.19     $       1.03   $       0.79   $       0.86
   Net income - diluted                              1.04             1.19             1.03           0.79           0.85
   Book value                                       10.42             9.66             8.71           8.29           7.83
   Tangible book value                               7.88             8.84             7.84           7.32           6.76
   Dividends                                         0.48             0.46             0.35           0.33           0.32

Profitability Ratios:
   Net income to average total assets                1.00 %           1.27 %           1.23 %         0.99 %         1.10 %
   Net income to average
       stockholders' equity                         10.30            13.19            11.93          10.07          11.35
   Net interest margin                               4.63             5.14             5.31           5.26           5.36
   Efficiency ratio                                 64.30            65.18            64.47          64.88          67.12

                                                                            Year Ended December 31,
                                                 -----------------------------------------------------------------------------
                                                      2001            2000          1999            1998           1997
                                                 -------------  -------------   -------------  -------------  -------------
                                                                 (Dollars in Thousands, Except Per Share Data)
                                                 -----------------------------------------------------------------------------
Loan Quality Ratios:
   Net charge-offs to total loans                        0.54 %         0.30 %          0.46 %         0.62 %          0.48 %
   Reserve for loan losses to total loans
      and OREO                                           1.85           1.67            1.86           2.13            1.55
   Nonperforming assets to total loans
      and OREO                                           1.67           0.95            1.15           1.99            2.41
   Reserve for loan losses to
      nonperforming loans                              124.97         202.18          178.26         116.25           75.86
   Reserve for loan losses to total
      nonperforming assets                             111.00         175.38          162.59         107.25           64.38

Liquidity Ratios:
   Loans to total deposits                              86.46 %        86.39 %         82.76 %        75.35 %         81.61 %
   Loans to average earnings assets                     90.56          79.05           79.17          74.35           80.43
   Noninterest-bearing deposits to
      total deposits                                    13.48          13.96           16.12          15.78           15.00

Capital Adequacy Ratios:
   Common stockholders' equity to
      total assets                                       8.85 %         9.76 %          9.63 %         9.91 %          9.85 %
   Average total stockholders' equity to average
      total assets                                       9.74           9.59           10.29           9.81            9.70
    Dividend payout ratio                               45.71          38.66           33.98          41.77           37.21

SELECTED QUARTERLY FINANCIAL DATA:

                                                              Quarters Ended December 31, 2001
                                                  ----------------------------------------------------------
                                                        4              3              2              1
                                                  -------------  -------------  -------------  -------------
                                                        (Dollars in Thousands, Except Per Share Data)
                                                  ----------------------------------------------------------

Selected Income Statement Data:

   Interest income                                $     19,784   $     20,310   $     18,200   $     17,796

   Net interest income                                  10,719         11,040          9,876          9,551

   Net income                                            2,538          2,607          2,190          2,298

Per Share Data:

   Net income - basic                                      .26            .27            .25            .27

   Net income - diluted                                    .25            .27            .25            .27

   Dividends                                               .12            .12            .12            .12

                                                              Quarters Ended December 31, 2000
                                                  ----------------------------------------------------------
                                                        4              3              2              1
                                                  -------------  -------------  -------------  -------------
                                                        (Dollars in Thousands, Except Per Share Data)
                                                  ----------------------------------------------------------

Selected Income Statement Data:

   Interest income                                $     17,988   $     18,069   $     16,756   $     16,163

   Net interest income                                   9,637          9,491          9,455          9,588

   Net income                                            2,917          2,338          2,438          2,405

Per Share Data:

   Net income - basic                                      .35            .28            .29            .28

   Net income - diluted                                    .35            .28            .29            .28

   Dividends                                               .12            .12            .12            .10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

           ABC's 2001 Annual Report contains forward-looking statements in addition to historical information. ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

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

GENERAL

           Our principal asset is the ownership of our Banks. Accordingly, our results of operations are primarily dependent upon the results of operations of our Banks. Our Banks conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Banks' profitablity depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Banks' interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Banks is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans and investment securities. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

           Our results of operations are determined by our ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond our control, the ability to generate net interest income is dependent upon the ability of the Banks to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

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

           The net interest margin decrease 52 basis points to 4.68% in 2001 as compared to 5.20% in 2000. This decrease resulted primarily from the monetary policy pursued by the Federal Reserve during 2001. During 2001 the Federal Reserve reduced the discount rate on 11 separate occasions resulting in a reduction in the prime interest rate a total of 475 basis points from 9.50% on January 1, 2001 to 4.75% on December 31, 2001. The prime interest rate on December 31, 2001 was one-half of the effective rate on January 1, 2001. As a result of these rate reductions, ABC's average yield on interest-earning assets decreased 74 basis points to 8.61% in 2001 from 9.35% in 2000. The average interest rate paid on interest-bearing liabilities decreased 34 basis points to 4.58% in 2001 from 4.92% in 2000. Average interest-earning assets increased $146,017 or 19.65% to $889,028,000 in 2001 from $743,011,000 in 2000. Average loans increased $127,766,000 or 22.39% to $698,292 in 2001 from $570,526,000 in
2000. Average yield on loans decreased 89 basis points to 9.33% in 2001 as compared to 10.22% in 2000. Average investments decreased $314,000 or .20% to $158,854,000 in 2001 from $159,168,000 in 2000. Average yield on investments increased 13 basis points or 3.12% to 6.54% in 2001 as compared to 6.41% in 2000. Average interest-bearing deposits in and federal funds sold to other banks increased $18,565,000 or 39.41% to $31,882,000 in 2001 from $13,317,000 in 2000. Although the average yield on deposits in and federal funds sold to other banks decreased 394 basis points, the reduction in yield did not significantly affect the average yield on earning assets due to the relatively small volume of investments represented by such funds. The increase in average interest-earning assets was funded by an increase in average deposits of $126,872,000 or 19.40% to $780,864,000 in 2001 from $653,992,000 in 2000 and an increase in average other borrowings of $$17,662,000 or 28.91% to $78,760,000 in 2001 from $61,098,000 in 2000. Average interest paid on total average deposits decreased 28 basis points or 5.92% to 4.45% in 2001 as compared to 4.73% in 2000. Approximately 13% of the total average deposits were noninterest-bearing deposits in 2001 as compared to approximately 14% in 2000.

           During 2001, we acquired two new subsidiary Banks and two branches of other banks which have now been merged with two of our Banks. These new bank and branch acquisitions were accounted for as purchases. Following is a summary of assets and liabilities related to the acquisitions of the two new subsidiary Banks and one branch. The acquisition of one branch was not consummated until December 24, 2001; consequently, the balances related to that branch have not been included because the results would not be materially different had the balances been included.

Interest-earning assets:
    Loans                                                         $71,233,000
    Investment securities                                          15,163,000
    Deposit in and federal funds sold to banks                      1,772,000
                                                                  -----------
                   Total interest-earning assets                  $88,168,000
                                                                  ===========

Interest-bearing liabilities:
    Deposits                                                      $83,528,000
    Other borrowings                                                4,263,000
                                                                  -----------
                   Total interest-bearing liabilities             $87,791,000
                                                                  ===========

Noninterest-bearing deposits                                      $10,326,000
                                                                  ===========

Total deposits                                                    $93,854,000
                                                                  ===========

              The net interest margin decreased 20 basis points to 5.20% in 2000 as compared to 5.40% in 1999. This decrease in net interest margin resulted from an increase of 31 basis points in average yield earned on interest-earning assets accompanied by a greater increase of 57 basis points in average rate paid on interest-bearing liabilities. The increase in average rate paid on interest-bearing liabilities resulted from an increase of $37,450,000 or 11.24% on time deposits to $370,707,000 in 2000 as compared to $333,257,000 in 1999. Because we were more aggressive in obtaining time deposits, the average rate paid on time deposits increased 58 basis points to 5.84% in 2000 as compared to 5.26% in 1999. We also increased our other borrowings, primarily Federal Home Loan Bank advances, $22,978,000 or 71.04% to $55,322,000 in 2000 from $32,344,000 in 1999, with an increase of 117 basis points in average interest paid to 6.55% in 2000 as compared to 5.38% in 1999. Average interest-earning assets increased $73,259,000 or 10.94% to $743,011,000 in 2000 as compared to $669,752,000 in 1999. Average yield earned on interest-earning assets increased 31 basis points to 9.35% in 2000 as compared to 9.04% in 1999. Average loans increased $64,585,000 or 12.77% to $570,526,000 in 2000 from
$505,941,000 in 1999. Average yield earned on loans increased 22 basis points to 10.22% as compared to 10.00% in 1999. Average investments increased $10,197,000 to $159,168,000 in 2000 from $148,971,000 in 1999. Average yield earned on investments increased 28 basis points to 6.41% in 2000 as compared to 6.13% in 1999. The change in average interest-bearing deposits in banks and the related yield on those assets did not have a material effect on interest income. Because increasing interest rates had a greater impact on interest paid on interest-bearing liabilities than they had on yield earned on interest-earning assets, our interest rate spread decreased 26 basis points to 4.43% in 2000 from 4.69% in 1999. Net interest income on a taxable-equivalent basis was $38,665,000 in 2000 as compared to $36,150,000 in 1998, representing an increase of $2,515,000 or 6.96%. The increase in average interest-earning assets was funded by an increase in average deposits of $40,665,000 or 6.63% and an increased in average borrowings of $24,091,000. In 2000, approximately 14% of the average deposits were noninterest-bearing deposits as compared to approximately 15% in 1999.

           The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention. We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, we further segregates our loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required. In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the markets where the subsidiary banks operate. Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

           We have developed a methodology for determining the adequacy of the loan loss reserve which is followed by all our Banks and monitored by ABC's senior credit officer and internal audit staff. Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides seven ratings of which three ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer. As a result of loan reviews certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due.

           The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $4,566,000 in 2001, $1,712,000 in 2000 and $2,154,000 in 1999. The
increase in the provision for loan losses of $2,854,000 in 2001 over the provision in 2000 was required to replenish the reserve for greater net charge-offs. Net charge-offs in 2001 increased $2,603,000 to $4,378,000 in 2001 as compared to $1,775,000 in 2000. The charge-off of $2,200,000 on one line of credit in 2001 accounted for 77% of the increase. The remaining portion of the increase in net charge-offs in 2001 was related to the increase in average loans during 2001. During 2000 net loan charge-offs decreased $676,000 or 27.58% to $1,775,000 as compared to $2,451,000 in 1999. Due to the improvement in the quality of the loan portfolio, which resulted from management's efforts to resolve problem loan situations, management determined that the provision for loan losses in 2000 could be significantly reduced from the provision recorded in 1999. During 2001, average loans increased $127,766,000 or 22.39% over 2000 as compared to an increase in average loans of $64,585,000 or 12.12% in 2000 as compared to 1999. The allowance for loan losses increased $5,112,000 to $14,944,000 at December 31, 2001 from $9,832,000 at December 31, 2000.
Approximately $4,924,000 or 96% of the increase represented loan reserves acquired in bank acquisitions in 2001. Net charge-offs represented 95.88% of the provision for loan losses in 2001 as compared to 103.68% in 2000. Net loan charge-offs for 2001 represented

..63% of average loans outstanding during the year as compared to .31% for 2000 and .48% for 1999. At December 31, 2001, the allowance for loan losses was 1.86% of total loans outstanding as compared to an allowance for loan losses of 1.67% of total loans outstanding at December 31, 2000 and 1.87% of total loans outstanding at December 31, 1999. The determination of the allowance rests upon management's judgment about factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the consolidated loan portfolio.

           Average total assets increased $161,810,000 or 20.27% to $960,031,000 in 2001 as compared to $798,221,000 in 2000. The increase in average total assets was accompanied by an increase in average deposits of $126,872,000 or 19.40% to $780,864,000 in 2001 from $653,992,000 in 2000 and an increase of average borrowings of $17,662,000. Average total assets increased $68,258,000 or 9.35% to $798,221,000 in 2000 as compared to $729,963,000 in
1999. The increase in average total assets was accompanied by an increase in average total deposits of $40,665,000 or 6.63% to $653,992,000 in 2000 from $613,327,000 in 1999 and an increase in average borrowings of $24,091,000.

NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combination completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 also requires that intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         ABC was required to adopt the provisions of SFAS No. 141 immediately and must adopt SFAS No. 142 effective January 1, 2002. Accordingly, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting requirements in effect prior to the adoption of SFAS No. 142.

         SFAS No. 141 requires upon adoption of SFAS No. 142 that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

         ABC is required to adopt SFAS No. 142 on January 1, 2002. Our unamortized goodwill and other intangible assets on January 1, 2002 total $25.3 million, the majority of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangibles was $l,l85,000 and $804,000 for the years ended December 31, 2001 and December 31, 2000, respectively. Because of the extensive effort needed to comply with the adoption of SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this annual report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. However, we believe that the adoption of these statements will not have a material impact on our financial statements.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           ABC is exposed only to U. S. Dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities, which are commonly, pass through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

           Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. Our policy is to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. As indicated by the Gap analysis included in this annual report, the Company is somewhat asset sensitive in relation to changes in market interest rates. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment. See "Asset/Liability Management" included in this annual report.

           ABC uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 3.79% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 4.17% if rates decline over the next year.

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

                                                                        Year Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                               2001                              2000                            1999
                               ------------------------------   --------------------------------   ---------------------------------
                                             Interest   Average                Interest   Average              Interest   Average
                                 Average     Income/     Yield/      Average   Income/     Yield/     Average  Income/     Yield/
                                 Balance     Expense    Rate Paid    Balance   Expense    Rate Paid   Balance  Expense   Rate Paid
                               ----------   --------  ---------   ----------- ---------  ---------- ---------- --------- -----------
                                                                         (Dollars in Thousands)
                               -----------------------------------------------------------------------------------------------------
ASSETS
   Interest-earning assets:
      Loans, net of unearned
        interest               $  698,292   $  65,157   9.33 %   $  570,526   $  58,328   10.22%   $  505,941   $  50,603   10.00%
   Investment securities:
      Taxable                     141,378       9,072   6.42        139,928       8,750    6.25       127,515       7,488    5.87
      Nontaxable                   17,476       1,317   7.54         19,240       1,453    7.55        21,456       1,645    7.67
   Interest-bearing deposits
      in banks                     30,285         943   3.11         13,317         939    7.05        14,840         814    5.49
   Federal funds sold               1,597          49   3.07              -          -                      -           -       -
                               ----------   ---------            ----------   ---------            ----------   ---------
      Total interest-earning
         assets                   889,028      76,538   8.61        743,011      69,470    9.35       669,752      60,550    9.04
                               ----------   ---------            ----------   ---------            ----------   ---------

   Noninterest-earning assets:
     Cash                          30,270                            23,963                            26,391
     Allowance for loan.losses    (12,121)                          (10,144)                          (10,124)
     Unrealized gain (loss) on
      available for sale
      securities                    3,274                            (2,007)                              252
   Other assets                    49,580                            43,398                            43,692
                               -----------                       ----------                        ----------
      Total noninterest-
         earning assets            71,003                            55,210                            60,211
                               ----------                        ----------                        -----------
      Total assets             $  960,031                        $  798,221                        $   729,963
                               ==========                        ==========                        ===========

                                                                       Year Ended December 31,
                              -----------------------------------------------------------------------------------------------------
                                             2001                              2000                             1999
                              ------------------------------   --------------------------------   ---------------------------------
                                            Interest   Average                Interest    Average              Interest   Average
                                Average     Income/     Yield/      Average    Income/     Yield/     Average  Income/     Yield/
                                Balance     Expense   Rate Paid     Balance    Expense    Rate Paid   Balance  Expense    Rate Paid
                              ----------   --------  ---------   ----------- ---------  ---------- ---------- --------- -----------
                                                                        (Dollars in Thousands)
                              -----------------------------------------------------------------------------------------------------
LIABILITIES AND
   STOCKHOLDERS'
   EQUITY

Interest-bearing liabilities:
Savings and interest-bearing
  demand deposits             $ 230,476    $  5,379    2.33 %   $ 194,895    $    5,087  2.61 %   $  190,745   $   4,904   2.57 %
Time deposits                   452,407      25,057    5.54       370,707        21,666  5.84        333,257      17,520   5.26
Other short-term borrowings       4,523         199    4.40         5,776           428  7.41          4,663         237   5.08
Other borrowings                 69,159       3,768    5.45        55,322         3,624  6.55         32,344       1,739   5.38
Trust preferred securities        5,078         501    9.87           -             -       -              -           -      -
                               ---------   --------             ---------     ---------            ---------    --------
  Total interest-bearing
    liabilities                 761,643      34,904    4.58       626,700        30,805  4.92        561,009      24,400   4.35
                               ---------   --------              --------     ---------            ---------    --------

 Noninterest-bearing
liabilities
   and stockholders' equity:
  Demand deposits                97,981                            88,390                             89,325
  Other liabilities               6,877                             6,573                              4,540
  Stockholders' equity           93,530                            76,558                             75,089
                               --------                         ---------                         ----------
    Total noninterest-bearing
     liabilities and
     stockholders' equity       198,388                           171,521                            168,954
                               --------                          --------                          ---------

    Total liabilities and
     stockholders' equity     $ 960,031                         $ 798,221                         $  729,963
                              =========                         =========                         ==========

Interest rate spread                                   4.03 %                            4.43 %                            4.69 %
                                                     =========                          ========                           =======

Net interest income                        $ 41,634                          $   38,665                        $  36,150
                                           ========                          ==========                        =========

Net interest margin                           4.68 %                                     5.20 %                            5.40 %
                                           =========                                   ========                           ========

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

                                                                          Year Ended December 31,
                                            ---------------------------------------------------------------------------------
                                                          2001 vs. 2000                            2000 vs. 1999
                                            ---------------------------------------- ----------------------------------------
                                              Increase          Changes Due To          Increase          Changes Due To
                                                          --------------------------               --------------------------
                                             (Decrease)        Rate         Volume     (Decrease)        Rate         Volume
                                            ------------  ------------  ------------ ------------- ------------- ------------
                                                                         (Dollars in Thousands)
                                            ---------------------------------------------------------------------------------
Increase (decrease) in:
   Income from earning assets:
      Interest and fees on loans            $    6,829    $   (6,233)   $   13,062   $     7,725   $     1,265   $     6,460
   Interest on securities:
      Taxable                                      322           231            91         1,262           533           729
      Tax exempt                                  (136)           (3)         (133)         (192)          (22)         (170)
   Interest-bearing deposits in banks                4        (1,192)        1,196           125           209           (84)
   Interest on federal funds                        49             -            49             -             -             -
                                            ------------  ------------  ------------ ------------- ------------- ------------
      Total interest income                      7,068        (7,197)       14,265         8,920         1,985         6,935
                                            ------------  ------------  ------------ ------------- ------------- ------------

Expense from interest-bearing liabilities:
   Interest on savings and interest-
      bearing demand deposits                      292          (637)          929           183            76           107
   Interest on time deposits                     3,391        (1,384)        4,775         4,146         2,177         1,969
   Interest on short-term borrowings              (229)         (136)          (93)          191           134            57
   Interest on other borrowings                    144          (762)          906         1,885           650         1,235
   Interest on trust preferred securities          501             -           501            -             -             -
                                            ------------  ------------  ------------ ------------- ------------- ------------
      Total interest expense                     4,099        (2,919)        7,018         6,405         3,037         3,368
                                            ------------  ------------  ------------ ------------- ------------- ------------

      Net interest income                   $    2,969    $   (4,278)   $    7,247   $     2,515   $    (1,052)  $     3,567
                                            ============  ============  ============ ============= ============= ============

NONINTEREST INCOME

         Service charges on deposit accounts increased $1,328,000 or 20.77% to $7,721,000 in 2001 as compared to $6,393,000 in 2000 on an increase in average deposits of $126,872,000 or 19.58% to $780,864,000 in 2001 from $653,992,000 in
2000. $549,000 or 41.34% of the increase in service charges and $93,854,000 or 73.98% of the increase in average deposits were attributable to the 2001 bank acquisitions. Service charges on deposit accounts increased $697,000 or 12.24% to $6,393,000 in 2000 as compared to $5,696,000 in 1999 on an increase in average deposits of $40,665,000 or 6.63% to $653,992,000 in 2000 from
$613,327,000 in 1999. The increase in service charges on deposit accounts was attributable primarily to the increase in average deposits. Other service charges, commissions and fees increased $201,000 or 32.32% to $823,000 in 2001 from $622,000 in 2000. Approximately $15,000 or 7.46% of the increase was attributable to the 2001 bank acquisitions. The remaining increase in other service charges, commissions and fees relate to increased activity in the sale of annuities and other financial instruments and increased emphasis on credit life insurance that generated additional fee income. Origination fees on mortgage loans increased $491,000 or 121.23% to $896,000 in 2001 from $405,000 in 2000. The significant increase in mortgage fee income resulted from the volume of mortgage refinancing generated by the decrease in mortgage rates. Approximately $134,000 or 27.29% of the increase was attributable to First Bank of Brunswick acquired in 2001. Origination fees on mortgage loans decreased $383,000 or 48.64% to $405,000 in 2000 as compared to $788,000 in 1999. This decrease was attributable to the decrease in mortgage lending activities, particularly the refinancing of mortgage loans, resulting from the stabilization of interest rates during 2000. In 2001, we realized $1,253,000 in gain on sale of securities. There were no sales of securities in 2000. In 1999, we incurred a loss of $91,000 on sale of securities. All other noninterest income increased $237,000 or 29.81% to $1,032,000 in 2001 from $795,000 in 2002, of which
$215,000 or 90.72% was attributable to the 2001 bank acquisitions.

         Following is a comparison of noninterest income for 2001, 2000 and 1999.

                                                                              Year Ended December 31,
                                                                --------------------------------------------------
                                                                       2001              2000              1999
                                                                ---------------   ---------------   --------------
                                                                               (Dollars in Thousands)
                                                                --------------------------------------------------
Service charges on deposit accounts                             $        7,721    $        6,393    $       5,696
Mortgage origination fees                                                  896               405              788
Other service charges, commissions and fees                                823               622              423
Gain (loss) on sale of securities                                        1,253                 -              (91)
Other income                                                             1,032               795              936
                                                                ---------------   ---------------   --------------
                                                                $       11,725    $        8,215    $       7,752
                                                                ===============   ===============   ==============

NONINTEREST EXPENSE

         Salaries and employee benefits increased $1,746,000 or 10.63% to $18,166,000 in 2001 from $16,420,000 in 2000. Approximately $1,627,000 or 93.18%
of the increase was attributable to the 2001 bank acquisitions. Salaries and employee benefits increased $1,534,000 or 10.30% to $16,420,000 in 2000 from $14,886,000 in 1999. Salaries increased $547,000 (4.98%); bonuses increased $468,000 (47.76%); retirement expense increased $242,000 (34.23%); and all other employee benefits, including stock options and other grants, insurance and payroll taxes, increased $277,000 (12.44%). Stock options and other grants increased $192,000.

         Equipment and occupancy expense remained fairly constant during 2001, 2000 and 1999. Equipment and occupancy increased $430,000 or 9.91% to $4,768,000 in 2001 from $4,338,000 in 2000. Approximately $407,000 or 94.65% of the
increase was attributable to the 2001 acquisitions. Equipment and occupancy expense increased $147,000 or 3.51% to $4,338,000 in 2000 as compared to $4,191,000 in 1999. The increase in 2000 was attributable to an increase in depreciation expense of $201,000 over depreciation expense for 1999.

         Amortization of intangible assets increased $381,000 to $1,185,000 in 2001 from $804,000 in 2000. The entire amount of the increase resulted from the amortization of intangible assets arising from the 2001 acquisitions. Amortization of intangible assets remained the same in 2000 as the amount charged to expense in 1999.

         Data processing fees increased $103,000 to $1,250,000 in 2001 from $804,000 in 2000. Approximately $35,000, representing one-third of the increase related to the 2001 acquisitions. The remaining increase was attributable to increased volume of financial data processed in 2001 as compared with 2000. Data processing fees increased $456,000 to $1,147,000 in 2000 as compared to $691,000 in 1999. Approximately $200,000 of the increase was attributable to management's decision in 2000 to classify certain charges as data processing fess that were charged to other expense in 1999. The reclassification of these charges in 1999 to data processing fees was not considered necessary. In addition, we installed voice response units in all the Banks that accounted for an increase of approximately $84,000 in 2000. Also, a billing error in 1999 resulted in the payment of an additional $100,000 in 2000 that related to data processing in 1999.

         Following is a comparison of noninterest expense for 2001, 2000 and 1999.

                                                                         Year Ended December 31,
                                                          ----------------------------------------------------
                                                                 2001              2000               1999
                                                          ---------------   ---------------    ---------------
                                                                       (Dollars in Thousands)
                                                          ----------------------------------------------------

Salaries and employee benefits                            $       18,166    $       16,420     $       14,886
Equipment and occupancy                                            4,768             4,338              4,191
Amortization of intangible assets                                  1,185               804                804
Data processing fees                                               1,250             1,147                691
Other expense                                                      8,651             7,524              7,370
                                                          ---------------   ---------------    ---------------
                                                          $       34,020    $       30,233     $       27,942
                                                          ===============   ===============    ===============

ASSET/LIABILITY MANAGEMENT

         A principal objective of our asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of our Asset and Liability Committee (the "ALCO Committee") which establishes policies and monitors results to control interest rate sensitivity.

         As part of our interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate-sensitive" and monitors its interest rate-sensitivity "gap". An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If ABC's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

         The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                              At December 31, 2001
                                                   --------------------------------------------------------------------------
                                                                           Maturing or Repricing Within
                                                   --------------------------------------------------------------------------
                                                      Zero to         Three           One to          Over
                                                       Three        Months to          Five           Five
                                                      Months         One Year         Years          Years          Total
                                                   ------------   -------------   -------------  -------------  -------------
                                                                            (Dollars in Thousands)
                                                   --------------------------------------------------------------------------
Earning assets:
   Interest-bearing deposits in banks              $   106,172     $          -    $         -     $       -      $   106,172
   Federal funds sold                                       44                -              -             -               44
   Investment securities                                27,767            98,653         23,092         7,323         156,835
   Loans                                               196,600           289,844        305,301        13,331         805,076
                                                   ------------    --------------  -------------   ------------   ------------
                                                       330,583           388,497        328,393        20,654       1,068,127
                                                   ------------    --------------  -------------   ------------   ------------
Interest-bearing liabilities:
   Interest-bearing demand deposits /(1)/                   -             80,105        174,196            -          254,301
   Savings /(1)/                                            -             21,888         40,648            -           62,536
   Certificates less than $100,000                      99,138           195,937         37,160            -          332,235
   Certificates, $100,000 and over                      50,944            89,417         16,201            -          156,562
   Other short-term borrowings                           3,792                -              -             -            3,792
   Other borrowings                                     36,607               196          3,301        55,189          95,293
   Trust preferred securities                               -                 -              -         34,500          34,500
                                                   ------------    --------------  -------------   ------------   ------------
                                                       190,481           387,543        271,506        89,689         939,219
                                                   ------------    --------------  -------------   ------------   ------------

Interest rate sensitivity gap                      $   140,102     $         954   $     56,887    $  (69,035)    $   128,908
                                                   ============    ==============  =============   ============   ============

Cumulative interest rate sensitivity gap           $   140,102     $     141,056   $    197,943    $  128,908
                                                   ============    ==============  =============   ============

Interest rate sensitivity gap ratio                       1.74              1.00           1.21           .23
                                                   ============    ==============  =============   ============

Cumulative interest rate sensitivity gap ratio            1.74              1.24           1.23          1.14
                                                   ============    ==============  =============   ============

/(1)/ The Company has found that NOW and money-market checking deposits and savings deposits reprice between three months and one year or between one to five years depending on the competition in the market areas where the deposits are located. Therefore, it has placed portions of these deposits in the three months to one year horizon and the one to five years horizon based on estimated amounts repricing in each horizon.

                              INVESTMENT PORTFOLIO

         ABC manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See "--Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the us due to the rate variability and short-term maturities of its earning assets. In particular, approximately 60% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 81% of the investment portfolio matures or reprices within one year or less.

TYPES OF INVESTMENTS

SECURITIES

         Following is a summary of the carrying value of investments as of the end of each reported period:

                                                                           December 31,
                                                       ---------------------------------------------------
                                                            2001               2000              1999
                                                       --------------    ---------------   ---------------
                                                                      (Dollars in Thousands)
                                                       ---------------------------------------------------

U. S. Government and agency securities                 $      50,473     $       61,186    $       48,811
State and municipal securities                                 5,339             19,468            20,134
Corporate debt securities                                      6,715              6,130             4,344
Mortgage-backed securities                                    89,111             71,221            69,477
Marketable equity securities                                     496                614               772
Restricted equity securities                                   4,701              3,486             3,452
                                                       --------------    ---------------   ---------------
                                                       $     156,835     $      162,105    $      146,990
                                                       ==============    ===============   ===============

MATURITIES

         The amounts of investments in securities in each category as of December 31, 2001 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                      U. S. Treasury
                                                      and Other U. S.
                                                    Government Agencies                  State and
                                                      and Corporations           Political Subdivisions
                                                                    Yield                          Yield
                                                    Amount           (1)            Amount         (1) (2)
                                                ---------------  ------------    --------------  ------------
                                                                   (Dollars in Thousands)
                                                -------------------------------------------------------------
Maturity:
   One year or less                             $       20,435       5.58 %      $       2,631       7.45 %
   After one year through five years                    97,275       5.41                1,378       7.67
   After five years through ten years                   22,065       6.75                1,027       7.34
   After ten years                                       7,020       6.72                  303       5.90
                                                ---------------  ------------    --------------  ------------
                                                $      146,795       5.70 %      $       5,339       7.40 %
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

                                 LOAN PORTFOLIO

TYPES OF LOANS

         Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 53% of our loan portfolio as of December 31, 2001. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                         December 31,
                                         -----------------------------------------------------------------------------
                                              2001            2000            1999            1998            1997
                                         -------------   -------------   -------------   -------------   -------------
                                                                    (Dollars in Thousands)
                                         -----------------------------------------------------------------------------

Commercial and financial                 $    152,097    $    109,647    $     83,385    $     70,282    $     72,171
Agricultural                                   39,878          34,840          29,694          36,567          41,882
Real estate - construction                     24,650          14,046          13,228           8,439          13,117
Real estate - mortgage, farmland               63,533          57,253          59,018          56,595          55,245
Real estate - mortgage, commercial            225,470         160,456         150,075         123,854         108,339
Real estate - mortgage, residential           202,447         128,614         117,936         114,930         127,767
Consumer installment loans                     91,557          76,076          59,529          65,307          68,959
Other                                           5,444           6,449          17,360           1,220           2,764
                                         -------------   -------------   -------------   -------------   -------------
                                              805,076         587,381         530,225         477,194         490,244
Less reserve for possible loan losses          14,944           9,832           9,895          10,192           7,627
                                         -------------   -------------   -------------   -------------   -------------
  Loans, net                             $    790,132    $    577,549    $    520,330    $    467,002    $    482,617
                                         =============   =============   =============   =============   =============

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

         Total loans as of December 31, 2001 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                                                           (Dollars in
                                                                                                            Thousands)
                                                                                                          ---------------
Maturity or Repricing Within:
   One year or less                                                                                       $      486,444
   After one year through five years                                                                             305,301
   After five years                                                                                               13,331
                                                                                                          ---------------
                                                                                                          $      805,076
                                                                                                          ===============

         The following table summarizes loans at December 31, 2001 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                                                                      (Dollars in
                                                                                                       Thousands)
                                                                                                     ---------------

Predetermined interest rates                                                                         $      313,238
Floating or adjustable interest rates                                                                         5,394
                                                                                                     ---------------
                                                                                                     $      318,632
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

                                                                                  December 31,
                                                      ----------------------------------------------------------------------
                                                           2001            2000         1999           1998          1997
                                                      -------------    -----------   ----------    ------------   ----------
                                                                             (Dollars in Thousands)
                                                      ----------------------------------------------------------------------

Loans accounted for on a nonaccrual basis             $     11,958     $    4,863    $   5,551     $     8,767    $  10,101

Installment loans and term loans contractually                 691             81           48              94           59
   past due ninety days or more as to interest
   or principal payments and still accruing

Loans, the terms of which have been renegotiated               -               -            -               -            -
   to provide a reduction or deferral of interest
   or principal because of deterioration in the
   financial position of the borrower

Loans now current about which there are serious                -               -            -               -            -
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

                         SUMMARY OF LOAN LOSS EXPERIENCE

         The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. Our allowance for loan losses was approximately $14,944,000 at December 31, 2001, representing 1.86% of year end total loans outstanding, compared with $9,832,000 at December 31, 2000, which represented 1.67% of year end total loans outstanding. The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

                                                                    At December 31,
                        ------------------------------------------------------------------------------------------
                               2001                 2000                 1999                  1998
                        --------------------  ---------------------  --------------------  -----------------------
                                  Percent of             Percent of            Percent of             Percent of
                                   Loans in               Loans in              Loans in               Loans in
                                   Category               Category              Category               Category
                                   to Total               to Total              to Total               to Total
                         Amount      Loans     Amount       Loans     Amount      Loans      Amount      Loans
                        --------  ----------  ---------  ----------  --------  ----------  ---------  -----------
                                                                 (Dollars in Thousands)
                        -----------------------------------------------------------------------------------------

Commercial, financial,
   industrial and
   agricultural         $ 6,009       24 %    $  2,981       25 %    $ 2,904       22 %    $  3,047      22 %
Real estate               2,825       64         2,925       61        3,213       64         3,404      64
Consumer                  3,420       12         2,156       14        1,997       14         1,906      14
Unallocated               2,690       -          1,770        -        1,781        -         1,835       -
                        --------  ----------  ---------  ----------  --------  ----------  ---------  -----------
                        $14,944      100 %    $  9,832      100 %    $ 9,895      100 %    $ 10,192     100 %
                        ========  ==========  =========  ==========  ========  ==========  =========  ===========

-------------------------------------------------
                              1997
                          -----------------------
                                      Percent of
                                       Loans in
                                       Category
                                       to Total
                           Amount        Loans
                          ----------  -----------

-------------------------------------------------
Commercial, financial,
   industrial and
   agricultural           $   1,792        23 %
Real estate                   3,274        62
Consumer                      1,112        15
Unallocated                   1,449         -
                          ----------  ----------
                          $   7,627       100 %
                          ==========  ==========

                                                                                  December 31,
                                                  ----------------------------------------------------------------------------
                                                      2001            2000            1999            1998            1997
                                                  ------------    ------------    ------------    ------------    ------------
                                                                            (Dollars in Thousands)
                                                  ----------------------------------------------------------------------------

Average amount of loans outstanding               $  698,292       $   570,526     $    505,941    $    495,421    $   475,047
                                                  ============     =============   =============   =============   ============

Balance of reserve for possible loan
   losses at beginning of period                  $    9,832       $     9,895     $     10,192    $      7,627    $     7,273
                                                  ------------     -------------   -------------   -------------   ------------

Charge-offs:
   Commercial, financial and
      agricultural                                    (3,534)           (1,077)          (1,383)         (1,456)          (759)
   Real estate                                          (626)             (249)            (933)         (1,252)        (1,981)
   Consumer                                           (1,328)           (1,268)          (1,417)         (1,322)          (383)
Recoveries:
   Commercial, financial and
      agricultural                                       203               302               434             276            168
   Real estate                                           546               146               263             365            512
   Consumer                                              361               371               585             449             66
                                                  ------------     -------------   -------------   -------------   ------------
      Net charge-offs                                 (4,378)           (1,775)          (2,451)         (2,940)        (2,377)
                                                  ------------     -------------   -------------   -------------   ------------

Additions to reserve charged to
   operating expenses                                   4,566            1,712             2,154           5,505          2,731
                                                  ------------     -------------   -------------   -------------   ------------

Allowance for loan losses of
   acquired subsidiary                                  4,924                -                 -               -              -
                                                  ------------     -------------   -------------   -------------   ------------

   Balance of reserve for possible
      loan losses at end of period                $    14,944      $     9,832     $       9,895   $      10,192   $      7,627
                                                  ============     =============   =============   =============   ============

Ratio of net loan charge-offs
   to average loans                                      .63%             .31%              .48%            .59%           .50%
                                                  ============     =============   =============   =============   ============

                                   DEPOSITS

         Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                                                    Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                              2001                           2000
                                                                  -----------------------------  -----------------------------
                                                                       Amount         Rate            Amount         Rate
                                                                  ---------------  ------------  ---------------  ------------
                                                                                    (Dollars in Thousands)
                                                                  ------------------------------------------------------------

Noninterest-bearing demand deposits                               $       97,981        -   %    $       88,390         - %
Interest-bearing demand and savings deposits                             230,476       2.33             194,895       2.61
Time deposits                                                            452,407       5.54             370,707       5.84
                                                                  ---------------                ---------------
              Total deposits                                      $      780,864                 $      653,992
                                                                  ===============                ===============

         We have a large, stable base of time deposits with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2001, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                                                                                    (Dollars in
                                                                                                     Thousands)
                                                                                                   ---------------

Three months or less                                                                               $       50,944
Over three through twelve months                                                                           89,417
Over twelve months                                                                                         16,201
                                                                                                   ---------------
Total                                                                                              $      156,562
                                                                                                   ===============

                    RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

         The following rate of return information for the periods indicated is presented below.

                                                                                       Year Ended December 31,
                                                                        -------------------------------------------------------
                                                                             2001               2000                1999
                                                                        ----------------   ----------------    ----------------

Return on assets (1)                                                            1.00 %             1.27 %             1.23 %

Return on equity (2)                                                           10.30              13.19              11.93

Dividends payout ratio (3)                                                     45.71              38.66              33.98

Equity to assets ratio (4)                                                      9.74               9.59              10.29

(1)      Net income divided by average total assets.
(2)      Net income divided by average equity.
(3)      Dividends declared per share divided by net income per share.
(4)      Average equity divided by average total assets.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC and our Banks to meet those needs. ABC and our Banks seek to meet liquidity requirements primarily through management of short-term investments (principally interest-bearing deposits in banks) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. In addition, our Banks maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

         The liquidity and capital resources of ABC and our Banks are monitored on a periodic basis by state and federal regulatory authorities. At December 31, 2001, the Banks' short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 2001, we increased our capital by retaining net earnings of $5,173,000 after payment of dividends. We also increased our capital resources by adding $17,356,000 from the issuance of our common stock in connection with business acquisitions consummated in 2001. After recording an increase in capital of $349,000 for unrealized gains on securities available for sale, net of taxes, an increase of $602,000 for restricted stock transactions, and an increase of $12,000 for the exercise of stock options, total capital increased $23,492,000 during 2001. At December 31, 2001, total capital of ABC amounted to $104,148,000. We are aware of no events or trends likely to result in a material change in our liquidity.

         At December 31, 2001, we had binding commitments for capital expenditures of approximately $750,000.

         In accordance with risk capital guidelines issued by the Federal Reserve Board, we are required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 4% of total assets ("leverage ratio"). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

                 The following table summarizes the regulatory capital levels of our Company at December 31, 2001.

                                        Actual                     Required                     Excess
                               -------------------------   -------------------------   -------------------------
                                 Amount       Percent         Amount      Percent         Amount      Percent
                               -----------  ------------   -----------  ------------   -------------------------
                                                            (Dollars in Thousands)
                               ---------------------------------------------------------------------------------

Leverage capital               $  103,506       9.26 %     $   43,874       4.00 %     $   59,632        5.26 %
Risk-based capital:
Core capital                      103,506      12.70           32,633       4.00           70,943        8.70
Total capital                     122,372      15.02           65,266       8.00           57,466        7.02

         Each Bank also met its individual regulatory capital requirements at December 31, 2001.

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

         Following is a summary of the commitments outstanding at December 31, 2001 and 2000.

                                                                                       2001              2000
                                                                                 ---------------   ---------------
                                                                                      (Dollars in Thousands)
                                                                                 ---------------------------------

Commitments to extend credit                                                     $      114,631    $       75,007
Credit card commitments                                                                  13,775            10,471
Standby letters of credit                                                                 3,405             5,179
                                                                                 ---------------   ---------------
                                                                                 $      131,811    $       90,657
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-35 of this Annual Report on Form 10-K:

            Consolidated Balance Sheets - December 31, 2001 and 2000

            Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Comprehensive Income - Years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows - Years ended
December 31, 2001, 2000 and 1999

            Notes to Consolidated Financial Statements.

ITEM 9.     DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

            During 2001 and 2000, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 13(a) 1., 2. and 3.

       (a)  The following documents are filed as part of this report:

            1.   Financial statements:

                      (a)     ABC Bancorp and Subsidiaries:

                              (i) Consolidated Balance Sheets - December 31, 2001 and 2000

                              (ii) Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

                              (iii)  Consolidated Statements of
                                     Comprehensive Income - Years ended
                                     December 31, 2001, 2000 and 1999

                              (iv)   Consolidated Statements of
                                     Stockholders' Equity - Years ended
                                     December 31, 2001, 2000 and 1999

                              (v) Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

                              (vi)   Notes to Consolidated Financial
                                     Statements

                      (b)     ABC Bancorp (Parent Company Only):

                              Parent Company only financial information has been included in Note 19 of Notes to Consolidated financial statements.

            2.   Financial statement schedules:

                      All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

            3.   Exhibits required by Item 601 of Regulation S-K:

       (b) ABC has filed a Current Report on Form 8-K, dated October 29, 2001, concerning the execution and delivery of a Purchase and Assumption Agreement between ABC's wholly-owned subsidiary, Merchants & Farmers Bank, and Security Bank and Trust Company of Albany. The Current Report on Form 8-K was filed under Item 5 of Form 8-K, and no financial information concerning ABC was required to be filed therewith.

            ABC has also filed a Current Report on Form 8-K, dated November 5, 2001, concerning the execution and delivery of an Underwriting Agreement among ABC, ABC Bancorp Capital Trust I, Sterne, Agee & Leach, Inc. and Morgan Keegan & Company, Inc. The Current Report on Form 8-K was filed under Item 5 of Form 8-K, and no financial information concerning ABC was required to be filed therewith.

Exhibit No.                             Description
-----------    -------------------------------------------------------------------------------------

   3.1         Articles of Incorporation of ABC, as amended (incorporated by reference Exhibit
               2.1 to ABC's Regulation A Offering Statement on Form 1-A (File No. 24A-2630) filed
               August 14, 1987).

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

   4.1         Form of Indenture for Subordinated Debentures (incorporated by reference to Exhibit
               4.1 to ABC's Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

   4.2         Form of Subordinated Debenture (incorporated by reference to Exhibit A to Exhibit
               4.1 to ABC's Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

   4.3         Certificate of Trust of ABC Bancorp Capital Trust I (incorporated by reference to
               Exhibit 4.3 to ABC's Registration Statement on Form S-3 (File No. 333-69140), filed with the Commission on September 7, 2001).

   4.4         Trust Agreement of ABC Bancorp Capital Trust I (incorporated by reference to
               Exhibit 4.4 to ABC's Registration Statement on Form S-3 (File No. 333-69140), filed with the Commission on September 7, 2001).

   4.5         Form of Amended and Restated Trust Agreement of ABC Bancorp Capital Trust I
               (incorporated by reference to Exhibit 4.5 to ABC's Registration Statement on Form S-
               3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

   4.6         Form of ABC Bancorp Capital Trust I Preferred Securities Certificate (incorporated by reference to Exhibit D to Exhibit 4.5 to ABC's Registration Statement on Form S-3/A
               (File No. 333-69140), filed with the Commission on November 2, 2001).

Exhibit No.                             Description
-----------    -----------------------------------------------------------------------------

4.7            Form of Preferred Securities Guarantee Agreement (incorporated by reference to
               Exhibit 4.7 to ABC's Registration Statement on Form S-3/A (File No. 333-69140),
               filed with the Commission on November 2, 2001).

4.8            Form of Agreement as to Expenses and Liabilities of ABC Bancorp Capital Trust I
               (incorporated by reference to Exhibit C to Exhibit 4.5 to ABC's Registration Statement
               on Form S-3/A (File No. 333-69140), filed with the Commission on November 2,
               2001).

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

10.4           Executive Salary Continuation Agreement dated February 14, 1984 (filed as Exhibit
               10.6 to ABC's Annual Report on Form 10-KSB (File Number 2-71257), filed with the
               Commission on March 27, 1989 and incorporated herein by reference).

10.5           1992 Incentive Stock Option Plan and Option Agreement for K. J. Hunnicutt (filed as
               Exhibit 10.7 to ABC's Annual Report on Form 10-KSB (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference).

10.6           Executive Employment Agreement with Kenneth J. Hunnicutt dated September 20,
               1994 (filed as Exhibit 10.8 to ABC's Annual Report on Form 10-KSB (File Number 0-
               016181), filed with the Commission on March 30, 1995 and incorporated herein by reference).

10.7           Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to ABC's Annual Report on Form 10-K (File No. 001-
               13901), filed with the Commission on March 25, 1998).

10.8           Form of Rights Agreement between ABC Bancorp and SunTrust Bank dated as of
               February 17, 1998 (incorporated by reference to Exhibit 10.18 to ABC's Annual
               Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25,
               1998).

10.9           ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to
               Exhibit 10.19 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 29, 2000)

10.10          Executive Employment Agreement with Mark D. Thomas dated as of July 12, 1999
               (incorporated by reference to Exhibit  10.19 to ABC's Annual Report on Form 10-K
               (File No. 001-13901) filed with the Commission on March 29, 2001).

Exhibit No.                             Description
-----------    -------------------------------------------------------------------------

10.11          Form of Severance Protection Agreement between ABC and certain of ABC's other executive officers (incorporated by reference to Exhibit 10.21 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 29, 2001).

10.12          Executive Employment Agreement with W. Edwin Lane, Jr. dated as of August 21,
               2001 (incorporated by reference to Exhibit 10.21 to ABC's Quarterly Report on Form
               10-Q (File No. 001-13901), filed with the Commission on October 19, 2001).

10.13          Agreement and Plan of Merger by and among ABC, Tri-County Bank and Tri-County
               Merger Sub, Inc. dated as of November 28, 2000, as amended by Amendment No. 1 thereto dated as of January 26, 2001, and by Amendment No. 2 thereto dated as of
               February 20, 2001 (incorporated by reference to Exhibit 2.1 to ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 29, 2001).

10.14          Agreement and Plan of Merger by and between ABC and Golden Isles Financial
               Holdings,Inc. dated as of February 20, 2001 (incorporated by reference to Exhibit 2.1 to ABC's Current Report on Form 8-K filed with the Commission on February 23,
               2001 and incorporated herein by reference).

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

                                                                    ABC BANCORP

Date:          3/19/02
      --------------------------      By: /s/ Kenneth J. Hunnicutt
                                          -----------------------------------------------------------------------------------
                                          Kenneth J. Hunnicutt, Chief Executive Officer, Director and Chairman of the Board

Date:          3/19/02
      --------------------------      By: /s/ Mark D. Thomas
                                          -----------------------------------------------------------------------------------
                                          Mark D. Thomas, President, Chief Operating Officer and Director

Date:          3/19/02
      --------------------------      By: /s/ W. Edwin Lane, Jr.
                                          -----------------------------------------------------------------------------------
                                          W. Edwin Lane, Jr., Executive Vice President and Chief Financial Officer

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

Date:          3/19/02                   /s/ Kenneth J. Hunnicutt
       --------------------------       -----------------------------------------------------------------------------------
                                         Kenneth J. Hunnicutt, Chief Executive Officer, Director and Chairman of the Board

Date:          3/19/02                   /s/ Mark D. Thomas
       --------------------------       -----------------------------------------------------------------------------------
                                         Mark D. Thomas, President, Chief Operating Officer and Director

Date:          3/19/02                   /s/ W. Edwin Lane, Jr.
       --------------------------       -----------------------------------------------------------------------------------
                                         W. Edwin Lane, Jr., Executive Vice President and Chief Financial Officer

Date:
       --------------------------       -----------------------------------------------------------------------------------
                                         Johnny W. Floyd, Director

Date:          3/19/02                   /s/ J. Raymond Fulp
       --------------------------       -----------------------------------------------------------------------------------
                                         J. Raymond Fulp, Director

Date:          3/19/02                   /s/ Daniel B. Jeter
       --------------------------       -----------------------------------------------------------------------------------
                                         Daniel B. Jeter, Director

Date:
       --------------------------       -----------------------------------------------------------------------------------
                                         Robert P. Lynch, Director

Date:           3/19/02                  /s/ Eugene M. Vereen, Jr.
       --------------------------       -----------------------------------------------------------------------------------
                                         Eugene M. Vereen, Jr., Director

Date:           3/19/02                  /s/ Doyle Weltzbarker
       --------------------------       -----------------------------------------------------------------------------------
                                         Doyle Weltzbarker, Director

Date:           3/19/02                  /s/ J. Thomas Whelchel
       --------------------------       -----------------------------------------------------------------------------------
                                         J. Thomas Whelchel, Director

Date:           3/19/02                  /s/ Henry Wortman
       --------------------------       -----------------------------------------------------------------------------------
                                         Henry Wortman, Director

Exhibit No.                                    Description
-----------           --------------------------------------------------------------------

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

   4.1                Form of Indenture for Subordinated Debentures (incorporated by reference to Exhibit  4.1 to ABC's Registration Statement on Form S-3/A (File No.
                      333-69140), filed with the Commission on November 2, 2001).

   4.2                Form of Subordinated Debenture (incorporated by reference to Exhibit A to Exhibit  4.1 to ABC's Registration Statement on Form S-3/A (File No.
                      333-69140), filed with the Commission on November 2, 2001).

   4.3                Certificate of Trust of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit  4.3 to ABC's Registration Statement on Form S-3
                      (File No. 333-69140), filed with the Commission on September 7, 2001).

   4.4                Trust Agreement of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit  4.4 to ABC's Registration Statement on Form S-3
                      (File No. 333-69140), filed with the Commission on September 7, 2001).

   4.5                Form of Amended and Restated Trust Agreement of ABC Bancorp
                      Capital Trust I (incorporated by reference to Exhibit 4.5 to ABC's
                      Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

   4.6                Form of ABC Bancorp Capital Trust I Preferred Securities Certificate
                      (incorporated by reference to Exhibit D to Exhibit  4.5  to ABC's
                      Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

Exhibit No.                                    Description
-----------           --------------------------------------------------------------------

4.7                   Form of Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 4.7 to ABC's Registration Statement on Form S-3/A
                      (File No. 333-69140), filed with the Commission on November 2, 2001).

4.8                   Form of Agreement as to Expenses and Liabilities of ABC Bancorp Capital
                      Trust I (incorporated by reference to Exhibit C to Exhibit 4.5 to ABC's
                      Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

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

10.4                  Executive Salary Continuation Agreement dated February 14, 1984
                      (filed as Exhibit 10.6 to ABC's Annual Report on Form 10-KSB (File
                      Number 2-71257), filed with the Commission on March 27, 1989 and incorporated herein by reference).

10.5                  1992  Incentive Stock Option Plan and Option Agreement for K. J.
                      Hunnicutt  (filed as Exhibit  10.7 to ABC's Annual Report on Form 10-KSB
                      (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference).

10.6                  Executive Employment Agreement with Kenneth J. Hunnicutt dated
                      September 20, 1994 (filed as Exhibit 10.8 to ABC's Annual Report on
                      Form 10-KSB (File Number 0-016181), filed with the Commission on
                      March 30, 1995 and incorporated herein by reference).

10.7                  Form of Omnibus Stock Ownership and Long-Term Incentive Plan
                      (incorporated by reference to Exhibit  10.17 to ABC's Annual Report on
                      Form 10-K (File No. 001-13901), filed with the Commission on March 25,
                      1998).

10.8                  Form of Rights Agreement between ABC Bancorp and SunTrust Bank dated as of February  17, 1998 (incorporated by reference to Exhibit  10.18 to
                      ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the
                      Commission on March 25, 1998).

10.9                  ABC Bancorp 2000 Officer/Director Stock Bonus Plan  (incorporated by reference to Exhibit  10.19 to ABC's Annual Report on Form 10-K (File No.
                      001-13901), filed with the Commission on March 29, 2000).

10.10                 Executive Employment Agreement with Mark D. Thomas dated as of July 12,
                      1999  (incorporated by reference to Exhibit  10.19 to ABC's Annual Report on Form 10-K (File No. 001-13901)  filed with the Commission on March 29,
                      2001).

Exhibit No.                                    Description
-----------           --------------------------------------------------------------------

10.11                 Form of Severance Protection Agreement between ABC and certain of ABC's other executive officers  (incorporated by reference to Exhibit 10.21 to
                      ABC's Annual Report on Form 10-K (File No. 001-13901), filed with the
                      Commission on March 29, 2001).

10.12                 Executive Employment Agreement with W. Edwin Lane, Jr. dated as of
                      August 21, 2001 (incorporated by reference to Exhibit 10.21 to ABC's
                      Quarterly Report on Form  10-Q  (File No. 001-13901), filed with the
                      Commission on October 19, 2001).

10.13                 Agreement and Plan of Merger by and among ABC, Tri-County Bank and
                      Tri-County Merger Sub, Inc. dated as of November 28, 2000, as amended by
                      Amendment No. 1 thereto dated as of January 26, 2001, and by Amendment
                      No. 2 thereto dated as of February  20, 2001  (incorporated by reference to Exhibit 2.1 to ABC's Annual Report on Form 10-K (File No. 001-13901),
                      filed with the Commission on March 29, 2001).

10.14                 Agreement and Plan of Merger by and between ABC and Golden Isles
                      Financial Holdings, Inc. dated as of February 20, 2001  (incorporated by reference to Exhibit 2.1 to ABC's Current Report on Form 8-K filed with the Commission on February 23, 2001 and incorporated herein by reference).

21.1                  Schedule of subsidiaries of ABC Bancorp.

24.1                  Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

                                 ABC BANCORP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Consolidated financial statements:

    Independent Auditor's Report
    Consolidated Balance Sheets - December 31, 2001 and 2000
    Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Comprehensive Income - Years ended December
    31, 2001, 2000 and 1999
    Consolidated Statements of Stockholders' Equity - Years ended December
    31, 2001, 2000 and 1999
    Consolidated Statements of Cash Flows - Years ended December 31, 2001,
    2000 and 1999
    Notes to Consolidated Financial Statements

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ABC Bancorp
Moultrie, Georgia

                  We have audited the accompanying consolidated balance sheets of ABC Bancorp and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia
February 7, 2002
                                               /s/ Mauldin & Jenkins, LLC

                         ABC BANCORP AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2001 AND 2000
                           (Dollars in Thousands)

Assets                                                                                                2001           2000
------                                                                                          ---------------- -------------
Cash and due from banks                                                                         $         51,303 $      38,411
Interest-bearing deposits in banks                                                                       106,172         4,952
Securities available for sale, at fair value                                                             156,835       162,105
Federal funds sold                                                                                            44             -

Loans                                                                                                    805,076       587,381
Less allowance for loan losses                                                                            14,944         9,832
                                                                                                ---------------- -------------
      Loans, net                                                                                         790,132       577,549
                                                                                                ---------------- -------------

Premises and equipment, net                                                                               26,821        19,703
Intangible assets                                                                                          6,074           355
Goodwill                                                                                                  19,240         6,477
Other assets                                                                                              20,265        16,645
                                                                                                ---------------- -------------

                                                                                                $      1,176,886 $     826,197
                                                                                                ================ =============

Liabilities and Stockholders' Equity
------------------------------------

Deposits
  Noninterest-bearing                                                                           $        125,522 $      94,917
  Interest-bearing                                                                                       805,634       584,968
                                                                                                ---------------- -------------
      Total deposits                                                                                     931,156       679,885
Federal funds purchased and securities sold under agreements to repurchase                                 3,792         2,653
Other borrowings                                                                                          95,293        55,350
Other liabilities                                                                                          7,997         7,653
Trust preferred securities                                                                                34,500             -
                                                                                                ---------------- -------------
      Total liabilities                                                                                1,072,738       745,541
                                                                                                ---------------- -------------

Commitments and contingencies

Stockholders' equity
  Common stock, par value $1; 30,000,000 shares authorized;
      10,790,369 and 9,137,990 shares issued                                                              10,790         9,138
  Capital surplus                                                                                         45,616        29,237
  Retained earnings                                                                                       53,584        48,411
  Accumulated other comprehensive income                                                                   1,034           685
  Unearned compensation                                                                                    (656)         (595)
                                                                                                ---------------- -------------
                                                                                                         110,368        86,876
  Less cost of 790,982 shares acquired for the treasury                                                  (6,220)       (6,220)
                                                                                                ---------------- -------------
      Total stockholders' equity                                                                         104,148        80,656
                                                                                                ---------------- -------------

                                                                                                $      1,176,886 $     826,197
                                                                                                ================ =============

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (Dollars in Thousands)

                                                                                      2001            2000           1999
                                                                                  --------------  -------------  --------------
Interest income
  Interest and fees on loans                                                      $       65,157  $      58,328  $       50,603
  Interest on taxable securities                                                           9,072          8,750           7,488
  Interest on nontaxable securities                                                          869            959           1,086
  Interest on deposits in other banks                                                        943            939             814
  Interest on federal funds sold                                                              49              -               -
                                                                                  --------------  -------------  --------------
                                                                                          76,090         68,976          59,991
                                                                                  --------------  -------------  --------------

Interest expense
  Interest on deposits                                                                    30,480         26,753          22,424
  Interest on other borrowings                                                             4,424          4,052           1,976
                                                                                  --------------  -------------  --------------
                                                                                          34,904         30,805          24,400
                                                                                  --------------  -------------  --------------

      Net interest income                                                                 41,186         38,171          35,591
Provision for loan losses                                                                  4,566          1,712           2,154
                                                                                  --------------  -------------  --------------
      Net interest income after provision for
        loan losses                                                                       36,620         36,459          33,437
                                                                                  --------------  -------------  --------------

Other income
  Service charges on deposit accounts                                                      7,721          6,393           5,696
  Other service charges, commissions and fees                                                823            622             423
  Mortgage origination fees                                                                  896            405             788
  Gain (loss) on sale of securities                                                        1,253              -            (91)
  Other                                                                                    1,032            795             936
                                                                                  --------------  -------------  --------------
                                                                                          11,725          8,215           7,752
                                                                                  --------------  -------------  --------------

Other expenses
  Salaries and employee benefits                                                          18,166         16,420          14,886
  Equipment expense                                                                        2,817          2,484           2,348
  Occupancy expense                                                                        1,951          1,854           1,843
  Amortization of intangible assets                                                        1,185            804             804
  Data processing fees                                                                     1,250          1,147             691
  Other operating expenses                                                                 8,651          7,524           7,370
                                                                                  --------------  -------------  --------------
                                                                                          34,020         30,233          27,942
                                                                                  --------------  -------------  --------------

      Income before income taxes                                                          14,325         14,441          13,247

Applicable income taxes                                                                    4,692          4,343           4,291
                                                                                  --------------  -------------  --------------

      Net income                                                                  $        9,633  $      10,098  $        8,956
                                                                                  ==============  =============  ==============

Basic earnings per common share                                                   $         1.05  $        1.19  $         1.03
                                                                                  ==============  =============  ==============

Diluted earnings per common share                                                 $         1.04  $        1.19  $         1.03
                                                                                  ==============  =============  ==============

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (Dollars in Thousands)

                                                                                            2001         2000          1999
                                                                                         ----------  ------------  ------------

Net income                                                                               $    9,633  $     10,098  $      8,956
                                                                                         ----------  ------------  ------------

Other comprehensive income (loss):
  Net unrealized holding gains (losses) arising during period,
      net of tax (benefits) of $606, $1,129 and $(973)                                        1,176         2,192       (1,889)
  Reclassification adjustment for (gains) losses included in net
      income, net of (tax) benefit of $(426 ), $--  and $31                                   (827)             -            60
                                                                                         ----------  ------------  ------------
Total other comprehensive income (loss)                                                         349         2,192       (1,829)
                                                                                         ----------  ------------  ------------

Comprehensive income                                                                     $    9,982  $     12,290  $      7,127
                                                                                         ==========  ============  ============

See Notes to Consolidated Financial Statements.

                         ABC BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                            (Dollars in Thousands)

                                                                                         Common Stock              Capital
                                                                                 ------------------------------
                                                                                       Shares        Par Value     Surplus
                                                                                 ---------------- ------------- ------------

Balance, December 31, 1998                                                             7,524,718  $      7,525  $     29,677
  Net income                                                                                   -             -             -
  Cash dividends declared, $.35 per share                                                      -             -             -
  Six-for-five stock split                                                             1,516,142         1,516       (1,516)
  Issuance of restricted shares of common stock
      under employee incentive plan                                                       57,830            58           693
  Amortization of unearned compensation,
      net of forfeitures                                                                       -             -             -
  Repurchase of shares for treasury                                                            -             -             -
  Other comprehensive loss                                                                     -             -             -
                                                                                 ---------------- ------------- ------------
Balance, December 31, 1999                                                             9,098,690         9,099        28,854
  Net income                                                                                   -             -             -
  Cash dividends declared, $.46 per share                                                      -             -             -
  Issuance of restricted shares of common stock
      under employee incentive plan                                                       39,300            39           383
  Amortization of unearned compensation,
      net of forfeitures                                                                       -             -             -
  Repurchase of shares for treasury                                                            -             -             -
  Other comprehensive income                                                                   -             -             -
                                                                                 ---------------- ------------- ------------
Balance, December 31, 2000                                                             9,137,990         9,138        29,237
  Net income                                                                                   -             -             -
  Cash dividends declared, $.48 per share                                                      -             -             -
  Adjustments to record acquisition of purchased subsidiaries                          1,588,347         1,588        15,768
  Issuance of restricted shares of common stock
      under employee incentive plan                                                       62,800            63           600
  Amortization of unearned compensation,
      net of forfeitures                                                                       -             -             -
  Proceeds from exercise of stock options                                                  1,232             1            11
  Other comprehensive income                                                                   -             -             -
                                                                                 ---------------- ------------- ------------
Balance, December 31, 2001                                                            10,790,369  $     10,790  $     45,616
                                                                                 ================ ============= ============

See Notes to Consolidated Financial Statements.

                                      F-6(a)

                        Accumulated
                           Other
                        Comprehensive                                 Treasury Stock
     Retained             Income              Unearned       ---------------------------------
     Earnings             (Loss)            Compensation         Shares             Cost              Total
------------------  -------------------  ------------------  -------------    ----------------   --------------

$           36,280  $               322  $                -        305,153    $        (1,970)   $       71,834
             8,956                    -                   -              -                   -            8,956
           (3,048)                    -                   -              -                   -          (3,048)
                 -                    -                   -         62,470                   -                -

                 -                    -               (751)              -                   -                -

                 -                    -                 191              -                   -              191
                 -                    -                   -          7,200                (88)             (88)
                 -              (1,829)                   -              -                   -          (1,829)
------------------  -------------------  ------------------  -------------    ----------------   --------------
            42,188              (1,507)               (560)        374,823             (2,058)           76,016
            10,098                    -                   -              -                   -           10,098
           (3,875)                    -                   -              -                   -          (3,875)

                 -                    -               (422)              -                   -                -

                 -                    -                 387              -                   -              387
                 -                    -                   -        416,159             (4,162)          (4,162)
                 -                2,192                   -              -                   -            2,192
------------------  -------------------  ------------------  -------------    ----------------   --------------
            48,411                  685               (595)        790,982             (6,220)           80,656
             9,633                    -                   -              -                   -            9,633
           (4,460)                    -                   -              -                   -          (4,460)
                 -                    -                   -              -                   -           17,356

                 -                    -               (663)              -                   -                -

                 -                    -                 602              -                   -              602
                 -                    -                   -              -                   -               12
                 -                  349                   -              -                   -              349
------------------  -------------------  ------------------  -------------    ----------------   --------------
$           53,584  $             1,034  $            (656)        790,982    $        (6,220)   $      104,148
==================  ===================  ==================  =============    ================   ==============

                                      F-6(b)

                              ABC BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                              (Dollars in Thousands)

                                                                                          2001         2000          1999
                                                                                      ------------ ------------ --------------
OPERATING ACTIVITIES
    Net income                                                                        $      9,633 $     10,098 $       8,956
                                                                                      ------------ ------------ --------------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                        2,438        2,189         1,988
        Amortization of intangible assets                                                    1,185          804           804
        Amortization of unearned compensation                                                  602          387           191
        Net (gains) losses on sale of securities available for sale                        (1,253)            -            91
        Net (gains) losses on sale or disposal of premises and equipment                      (13)            7            36
        Provision for loan losses                                                            4,566        1,712         2,154
        Provision for deferred taxes                                                         (726)        (634)          (87)
        (Increase) decrease in interest receivable                                           2,233      (1,970)          (75)
        Increase (decrease) in interest payable                                              (672)          578            57
        Decrease in taxes receivable                                                             -            -           526
        Increase (decrease) in taxes payable                                                   167          (1)           328
        Net other operating activities                                                       (900)          371         (378)
                                                                                      ------------ ------------ --------------
              Total adjustments                                                              7,627        3,443         5,635
                                                                                      ------------ ------------ --------------
              Net cash provided by operating activities                                     17,260       13,541        14,591
                                                                                      ------------ ------------ --------------

INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks                             (97,267)       27,779      (18,314)
    Purchases of securities available for sale                                            (87,800)     (26,961)      (70,410)
    Proceeds from maturities of securities available for sale                               82,511       15,167        58,994
    Proceeds from sale of securities available for sale                                     42,996            -        17,149
    Proceeds from maturities of securities held to maturity                                      -            -         3,283
    Decrease in federal funds sold                                                          13,942            -             -
    Increase in loans, net                                                                (53,244)     (58,931)      (55,482)
    Purchase of premises and equipment                                                     (1,896)      (2,359)       (2,631)
    Proceeds from sale of premises and equipment                                                28            -             -
    Net cash received from acquisitions                                                     11,609            -             -
                                                                                      ------------ ------------ --------------
              Net cash used in investing activities                                       (89,121)     (45,305)      (67,411)
                                                                                      ------------ ------------ --------------

FINANCING ACTIVITIES
    Increase in deposits                                                                    24,591       39,227         7,333
    Increase (decrease) in federal funds purchased
       and securities sold under agreements to repurchase                                    1,139        2,256         (486)
    Proceeds from other borrowings                                                          69,738      109,800       338,950
    Repayment of other borrowings                                                         (39,515)    (120,600)     (284,650)
    Dividends paid                                                                         (4,262)      (3,745)       (2,898)
    Proceeds from exercise of stock options                                                     12            -             -
    Proceeds from issuance of trust preferred securities                                    34,500            -             -
    Payment for debt issue costs                                                           (1,450)            -             -
    Purchase of treasury shares                                                                  -      (4,162)          (88)
                                                                                      ------------ ------------ --------------
              Net cash provided by financing activities                                     84,753       22,776        58,161
                                                                                      ------------ ------------ --------------
Net increase (decrease) in cash and due from banks                                          12,892      (8,988)         5,341

Cash and due from banks at beginning of year                                                38,411       47,399        42,058
                                                                                      ------------ ------------ --------------
Cash and due from banks at end of year                                                $     51,303 $     38,411 $      47,399
                                                                                      ============ ============ ==============

                              ABC BANCORP AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (Dollars in Thousands)

                                                                                          2001          2000          1999
                                                                                     -------------- ------------- --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                                         $       35,576 $      30,227 $      24,343

    Income taxes                                                                     $        5,251 $       4,978 $       3,524

NONCASH TRANSACTIONS
  Transfer of securities held to maturity to
      securities available for sale                                                  $            - $           - $      15,330

   Common stock issued in connection with
        business acquisitions                                                        $       17,590 $           - $           -

See Notes to Consolidated Financial Statements.

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            NATURE OF BUSINESS

               ABC Bancorp, (the "Company") is a multi-bank holding company whose business is presently conducted by its subsidiary banks (the "Banks"). Through the Banks, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes South and Southeast Georgia, North Florida and Southeast Alabama. The Company and the Banks are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

            BASIS OF PRESENTATION

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

               The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

            CASH, DUE FROM BANKS AND CASH FLOWS

               For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, interest-bearing deposits in banks and federal funds purchased and securities sold under agreements to repurchase are reported net.

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

            LOANS

               Loans are reported at their outstanding unpaid principal balances less unearned income and the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

               Loan origination fees and direct origination costs of loans are recognized at the time the loan is placed on the books. Because the loan origination fee approximates the cost of most loans and the majority of loans have maturities of one year or less, the effect on operations is immaterial.

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

               The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

               The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

               A loan is considered impaired when it is probable the Banks will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
               The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

            PREMISES AND EQUIPMENT

               Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives:

                                                    Years
                                                    -----

Buildings                                              39
Furniture and equipment                               5-7

            OTHER REAL ESTATE OWNED

               Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to noninterest expense. OREO is included in other assets and is reported net of allowance for losses in the Company's consolidated balance sheets. The carrying amount of other real estate owned at December 31, 2001 and 2000 was $1,249,500 and $620,000, respectively.

            TRANSFERS OF FINANCIAL ASSETS

               Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

            INTANGIBLE ASSETS AND GOODWILL

               Intangible assets, arising from excess of purchase price over over the fair value of net assets acquired in purchase transactions, represent identified intangible assets and goodwill. Identified intangible assets are being amortized on a straight-line basis over their useful lives. Goodwill arising from purchase transactions consummated prior to June 30, 2001 has been amortized over a period ranging from 15 to 25 years. In June 2001, the Financial Accounting Standards Board (the FASB) issued two new accounting standards that will significantly affect the accounting for goodwill arising from purchase transactions. See "Delayed Adoption of FASB Statement" included below in this note.

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

            TREASURY STOCK

               The Company's repurchases of shares of its common stock are recorded at cost as "Treasury stock" and result in a reduction of "Stockholders' equity." When treasury shares are reissued, the Company uses a first-in, first-out method and any difference in repurchase cost and reissuance price is recorded as an increase or reduction in "Capital surplus."

            EARNINGS PER SHARE

               Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of only stock options for the years ended December 31, 2001, 2000 and 1999. The weighted-average number of shares outstanding for the years ended at December 31, 2001, 2000, and 1999 was 9,214,276; 8,460,230; and 8,701,615, respectively. The weighted-average number of shares outstanding and potential shares for the years ended December 31, 2001, 2000 and 1999 was 9,250,040; 8,465,669; and 8,710,685, respectively.

               Potential common shares not included due to the fact that they would be anti-dilutive at December 31, 2001, 2000 and 1999 were 30,696; 159,052; and 33,325, respectively.

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

            DELAYED ADOPTION OF FASB STATEMENT

               In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted for by the pooling-of-interests method in accordance with AFB Opinion No. 16, "Business Combinations." SFAS No. 142 is required to be applied in years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets that management concludes has indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually. Also, upon initial application, the Company is required to perform a transitional impairment test of all previously recognized goodwill and to assign all recognized assets and liabilities to reporting units. Other intangible assets will continue to be amortized over their useful lives as determined at the date of initial application.

               The Company will adopt SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $602,000 ($.07 per basic and diluted share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, but has not yet determined what effect those tests will have on the earnings and financial position of the Company.

            RECLASSIFICATION OF CERTAIN ITEMS

               Certain items in the consolidated financial statements as of and for the years ended December 31, 2000 and 1999 have been reclassified, with no effect on total assets or net income, to be consistent with the classifications adopted for the year ended December 31, 2001.

NOTE 2.     BUSINESS COMBINATIONS

            On July 23, 2001, the Company acquired all of the outstanding common shares of Golden Isles Financial Holdings (Golden Isles) in exchange for cash and the Company's common stock, accounted for as a purchase transaction. The results of Golden Isles' operations have been included in the consolidated financial statements since that date. Upon completion of the acquisition, Golden
            Isles was liquidated and all its assets were transferred to First Bank of Brunswick, its wholly-owned subsidiary, or to the Company. First Bank of Brunswick is a full service commercial bank with headquarters in Brunswick, Georgia and branches in Jekyll Island, St. Simons and Brunswick. As a result of the acquisition, the Company expanded its marketing area for banking services to include a substantial market in Southeast Georgia.

            The aggregate purchase price was $24,901,000 including cash of $10,478,000 and the Company's common stock valued at $14,423,000. The value of the 1,240,843 common shares was determined based on the closing price of the Company's common stock on February 20, 2001, the day immediately preceding the date of the announcement of the merger.

            The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets                           $    146,741,000
Bank premises and equipment                     5,842,000
Intangible assets                               3,021,000
Goodwill                                       10,037,000
                                         -----------------
    Total assets acquired                     165,641,000
                                         -----------------
Current liabilities                           131,020,000
Other borrowings                                9,720,000
                                         -----------------
    Total liabilities assumed                 140,740,000
                                         -----------------
    Net assets acquired                  $     24,901,000
                                         =================

            Acquired intangible assets represent core deposit intangibles and are being amortized over the estimated life of the base deposits ranging from six to eight years. These intangible assets were assigned to the First Bank of Brunswick operating unit. Goodwill of $10,037,000 was assigned to the First Bank of Brunswick operating unit. None of the goodwill is expected to be deductible for income tax purposes.

            On April 5, 2001, the Company acquired all of the outstanding common shares of Tri-County Bank in exchange for cash and the

            Company's common stock, accounted for as a purchase transaction. The results of Tri-County Bank's operations have been included in the consolidated financial statements since that date. Tri-County Bank is a full service commercial bank with headquarters in Trenton, Florida and a subsequently acquired branch in Newberry, Florida. As a result of the acquisition, the Company was able to expand its marketing area for banking services to include North Florida.

            The aggregate purchase price was $6,453,000 including cash of $3,286,000 and the Company's common stock valued at $3,167,000. The value of the 347,504 common shares was determined based on the closing price of the Company's common stock on November 27, 2000, the date the definitive merger agreement was signed.

            The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets                            $    48,612,000
Bank premises and equipment                       519,000
Intangible assets                                 953,000
Goodwill                                          769,000
                                          ----------------
    Total assets acquired                      50,853,000
                                          ----------------
Current liabilities                            44,400,000
                                          ----------------
    Total liabilities assumed                  44,400,000
                                          ----------------
    Net assets acquired                   $     6,453,000
                                          ================

            Acquired intangible assets represent core deposit intangibles and are being amortized over the estimated life of the base deposits of ten years. These intangible assets and goodwill were assigned to the Tri-County Bank operating unit. None of the goodwill is expected to be deductible for income tax purposes.

            Unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2000 as though First Bank of Brunswick and Tri-County Bank had been acquired as of January 1, 2000 follow:

                                             2001          2000
                                         ------------  ------------

Net interst income                       $   44,107    $   44,879
Net income                                    7,000        10,730
Basic earnings per share                       0.70          1.07
Diluted earnings per share                     0.70          1.07

            The above amounts reflect adjustments for amortization of acquired intangible assets, additional depreciation on revalued purchased assets and imputed interest on borrowed funds.

            During 2001, the Company acquired certain assets and assumed certain liabilities of two bank branches located in Colquitt, Georgia and Newberry, Florida. The acquisitions were settled with cash. The fair value of assets acquired amounted to $51,438,000. Intangible assets of $2,262,000, representing core deposit intangibles, were assigned to the Merchants & Farmers Bank and Tri-County Bank operating units and are being amortized over the estimated life of the base deposits of ten years. Fair values of assets acquired and liabilities assumed in the Colquitt acquisition have been estimated and are subject to adjustment. Goodwill of $205,000 resulting from the Newberry acquisition was assigned to the Tri-County Bank operating unit and is being amortized over the estimated life of the base deposits. Preliminary goodwill of $2,419,000 resulting from the Colquitt acquisition was assigned to the Merchants & Farmers Bank operating unit and is being amortized over the estimated life of the base deposits. The goodwill related to these branch acquisitions is expected to be deductible for income tax purposes.

            Financial records were not available to present unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2000 as though the branches had been acquired as of January 1, 2000.

NOTE 3.     INVESTMENTS IN SECURITIES

            The amortized cost and fair value of securities are summarized as follows:

                                                                    Gross          Gross
                                                 Amortized        Unrealized     Unrealized         Fair
                                                    Cost            Gains          Losses          Value
                                                -------------    -------------  -------------    ---------
                                                                  (Dollars in Thousands)
                                                ----------------------------------------------------------
Securities Available for Sale
   December 31, 2001:
    U. S. Government and agency securities      $     49,509     $      1,034   $       (70)     $  50,473
    State and municipal securities                     5,239              119           (19)         5,339
    Corporate debt securities                          7,171                2          (458)         6,715
    Mortgage-backed securities                        88,128            1,242          (259)        89,111
    Equity securities                                    521               -            (25)           496
    Restricted equity securities                       4,701               -              -          4,701
                                                -------------   -------------- --------------   ----------
                                                $    155,269     $      2,397   $      (831)     $ 156,835
                                                =============   ============== ==============   ==========

   December 31, 2000:
    U. S. Government and agency securities      $     60,467     $        892   $      (173)     $  61,186
    State and municipal securities                    19,206              330           (68)        19,468
    Corporate debt securities                          6,101              114           (85)         6,130
    Mortgage-backed securities                        71,160              563          (502)        71,221
    Equity securities                                    647              -             (33)           614
    Restricted equity securities                       3,486              -              -           3,486
                                                -------------   -------------- --------------   -----------
                                                $    161,067     $      1,899   $      (861)     $ 162,105
                                                =============   ============== ==============   ===========

            The amortized cost and fair value of debt securities as of December 31, 2001 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                                        Amortized            Fair
                                                                           Cost             Value
                                                                       -------------   ---------------
                                                                           (Dollars in Thousands)
                                                                       -------------------------------
Due in one year or less                                                $      3,961    $        4,006
Due from one year to five years                                              36,081            36,252
Due from five to ten years                                                   18,291            18,966
Due after ten years                                                           3,586             3,303
Mortgage-backed securities                                                   88,128            89,111
Equity securities                                                               521               496
Restricted equity securities                                                  4,701             4,701
                                                                       -------------   ---------------
                                                                       $    155,269    $      156,835
                                                                       =============   ===============

            Securities with a carrying value of $86,541,872 and $82,568,979 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

            Gains and losses on sales of securities available for sale consist of the following:

                                                                            December 31,
                                                                -------------------------------------
                                                                    2001         2000          1999
                                                                ----------   -----------   ----------
                                                                       (Dollars in Thousands)
                                                                -------------------------------------

Gross gains on sales of securities                              $   1,253    $       -      $      4
Gross losses on sales of securities                                    -             -           (95)
                                                                ----------   -----------    ----------
Net realized (losses) on sales of securities available for sale $   1,253    $       -      $    (91)
                                                                ==========   ===========    ==========

NOTE 4.     LOANS AND ALLOWANCE FOR LOAN LOSSES

            The composition of loans is summarized as follows:

                                                                             December 31,
                                                                  -----------------------------------
                                                                        2001                2000
                                                                  ---------------     ---------------
                                                                        (Dollars in Thousands)
                                                                  -----------------------------------

Commercial and financial                                          $      152,097      $      109,647
Agricultural                                                              39,878              34,840
Real estate - construction                                                24,650              14,046
Real estate - mortgage, farmland                                          63,533              57,253
Real estate - mortgage, commercial                                       225,470             160,456
Real estate - mortgage, residential                                      202,447             128,614
Consumer installment loans                                                91,557              76,076
Other                                                                      5,444               6,449
                                                                  ---------------     ---------------
                                                                         805,076             587,381
Allowance for loan losses                                                 14,944               9,832
                                                                  ---------------     ---------------
                                                                  $      790,132      $      577,549
                                                                  ===============     ===============

            The following is a summary of information pertaining to impaired loans:

                                                               As of and For the Years Ended
                                                                       December 31,
                                                       ----------------------------------------------
                                                             2001          2000             1999
                                                       -------------   -------------   --------------

Impaired loans without a valuation allowance           $         -     $          -    $          -
Impaired loans with a valuation allowance                    11,958           4,863            5,551
                                                       -------------   -------------   --------------
Total impaired loans                                   $     11,958    $      4,863    $       5,551
                                                       =============   =============   ==============
Valuation allowance related to impaired loans          $      1,984    $      1,020    $         953
                                                       =============   =============   ==============
Average investment in impaired loans                   $      8,249    $      5,603    $       6,447
                                                       =============   =============   ==============
Interest income recognized on impaired loans           $          6    $         51    $          21
                                                       =============   =============   ==============
Foregone interest income on impaired loans             $        666    $        541    $         593
                                                       =============   =============   ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

            Changes in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                       December 31,
                                                       ----------------------------------------------
                                                             2001             2000           1999
                                                       -------------    -------------   -------------
                                                                   (Dollars in Thousands)
                                                       ----------------------------------------------
Balance, beginning of year                             $      9,832     $     9,895     $    10,192
   Provision for loan losses                                  4,566           1,712           2,154
   Loans charged off                                         (5,488)         (2,594)         (3,733)
   Recoveries of loans previously charged off                 1,110             819           1,282
   Acquired loan loss reserve                                 4,924               -               -
                                                       --------------   -------------   -------------
Balance, end of year                                   $     14,944     $     9,832     $     9,895
                                                       ==============   =============   =============

            In the ordinary course of business, the Company has granted loans to certain directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the years ended December 31, 2001 and 2000 are as follows:

                                                                                December 31,
                                                                     --------------------------------
                                                                          2001              2000
                                                                     --------------   ---------------
                                                                          (Dollars in Thousands)
                                                                     --------------------------------

Balance, beginning of year                                           $     36,321     $      27,457
   Advances                                                                 9,890            28,802
   Repayments                                                             (10,771)          (23,082)
   Transactions due to change(s) in related parties                          (952)            3,144
                                                                     --------------   ---------------
Balance, end of year                                                 $     34,488     $      36,321
                                                                     ==============   ===============

NOTE 5.     PREMISES AND EQUIPMENT, NET

            Premises and equipment are summarized as follows:

                                                                                 December 31,
                                                                        -----------------------------
                                                                            2001             2000
                                                                        ------------     ------------
                                                                           (Dollars in Thousands)
                                                                        -----------------------------

Land                                                                    $    6,200       $     4,857
Buildings                                                                   22,260            16,604
Furniture and equipment                                                     19,643            17,419
Construction in progress; estimated cost to complete, $435                   1,697               471
                                                                        ------------     ------------
                                                                            49,800            39,351
Accumulated depreciation                                                   (22,979)           19,648
                                                                        ------------     ------------
                                                                        $   26,821       $    19,703
                                                                        ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.     DEPOSITS

            The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $156,562,000 and
            $120,670,000, respectively. The scheduled maturities of time deposits at December 31, 2001 are as follows:

                                                                  (Dollars in
                                                                   Thousands)
                                                               ---------------

2002                                                            $      434,008
2003                                                                    37,479
2004                                                                     9,304
2005                                                                     5,403
2006                                                                     2,430
Later years                                                                173
                                                               ---------------
                                                                $      488,797
                                                               ===============

NOTE 7.     SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

            Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2001 and 2000 were $3,792,000 and $2,653,000, respectively.

NOTE 8.     EMPLOYEE BENEFIT PLANS

            The Company has established two retirement plans for eligible employees. The ABC Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The plan also provides for nonelective and discretionary contributions to be made at the sole discretion of the Company. The ABC Bancorp Money Purchase Pension Plan was established to supplement a participant's income upon retirement. The Plan is fully funded by the Company. The Plan provides for a fixed rate of contribution, currently 5%, of the participant's eligible compensation. The rate of contribution is established by the Compensation Committee of ABC Bancorp's Board of Directors. The Plan must be amended to change the fixed rate of 5% established by the Compensation Committee in December 1997. All full-time and part-time employees are eligible to participate in both plans provided they have met the eligibility requirements. Generally, a participant must have completed twelve months of employment with a minimum of 1,000 hours. Aggregate expense under the two plans charged to operations during 2001, 2000 and 1999 amounted to $655,000, $949,000 and
            $707,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.     DEFERRED COMPENSATION PLANS

            The Company and two subsidiary banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected term of active employment. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $965,000 and $892,000 at December 31, 2001 and 2000 is included in other assets. Accrued deferred compensation of $618,000 and $576,000 at December 31, 2001 and 2000 is included in other liabilities. Aggregate compensation expense under the plans were $43,000, $75,000 and $70,000 for 2001, 2000 and 1999, respectively, and is included in other operating expenses.

NOTE 10.    OTHER BORROWINGS

            Other borrowings consist of the following:

                                                                                      December 31,
                                                                              ---------------------------
                                                                                   2001          2000
                                                                              ------------   ------------
                                                                                 (Dollars in Thousands)
                                                                              ---------------------------

Advances under revolving credit agreement with SunTrust Bank with             $       100    $     2,000
   interest at sixty-day LIBOR rate plus .9% (3.02% at December 31, 2001)
   due on May 31, 2002; secured by subsidiary bank stock.
Advances from SunTrust Bank of $10,238,000 with 28 quarterly                        9,507             -
   principal payments of $366,000 at LIBOR plus 1.15% (3.06% at
   December 31, 2001), maturing July 23, 2008.
Advances from Federal Home Loan Bank with interest at adjustable                   27,000         53,100
   rates (ranging from 2.02% to 5.68% at December 31, 2001) due at various dates from March 21, 2002 to September 8, 2009.
Advances from Federal Home Loan Bank with interest at a fixed rate                    498            250
   (ranging from 6.46% to 7.23%) due in annual installments at various dates from April 8, 2002 through November 1, 2006.
Advances from Federal Home Loan Bank with interest at a fixed rate                 58,188             -
   (ranging from 4.39% to 6.41%), convertible to a variable rate at option of Federal Home Loan Bank, due at various dates
   from March 17, 2003 to September 26, 2011.
                                                                              ------------   ------------
                                                                              $    95,293    $    55,350
                                                                              ============   ============

            The advances from Federal Home Loan Bank are collateralized by the pledging of first mortgage loans and other specific loans.

            Other borrowings at December 31, 2001 have maturities in future years as follows:

                                                                  (Dollars in
                                                                  Thousands
                                                                      )
                                                                 --------------

2002                                                             $       2,758
2003                                                                     4,599
2004                                                                     2,534
2005                                                                    16,534
2006                                                                     1,484
Later years                                                             67,384
                                                                 --------------
                                                                 $      95,293
                                                                 ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    INCOME TAXES

            The income tax expense in the consolidated statements of income consists of the following:

                                              Years Ended December 31,
                                       ----------------------------------------
                                           2001            2000         1999
                                       ----------     -----------     ---------
                                               (Dollars in Thousands)
                                       ----------------------------------------

Current                                $   5,418      $    4,977      $ 4,378
Deferred                                    (726)           (634)         (87)
                                       -----------    ------------    ---------
                                       $   4,692      $    4,343      $ 4,291
                                       ===========    ============    =========

            The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                      Years Ended December 31,
                                                              ----------------------------------------
                                                                  2001           2000          1999
                                                              -----------     ----------    ----------
                                                                       (Dollars in Thousands)
                                                              ----------------------------------------

Tax at federal income tax rate                                $    4,871     $   4,910     $    4,504
   Increase (decrease) resulting from:
      Tax-exempt interest                                           (476)         (497)         (392)
      Amortization of intangible assets                              274           162            167
      Other                                                           23          (232)            12
                                                              ------------   -----------   -----------
Provision for income taxes                                    $    4,692     $   4,343     $    4,291
                                                              ============   ===========   ===========

            Net deferred income tax assets of $3,877,000 and $3,486,000 at December 31, 2001 and 2000, respectively, are included in other assets. The components of deferred income taxes are as follows:

                                                                                   December 31,
                                                                          ----------------------------
                                                                               2001            2000
                                                                          ------------    ------------
                                                                             (Dollars in Thousands)
                                                                          ----------------------------

Deferred tax assets:
   Loan loss reserves                                                     $     4,945     $     3,343
   Deferred compensation                                                          313             196
   Unearned compensation related to restricted stock                              401             196
   Nonaccrual interest                                                            429             216
   Net operating loss tax carryforward                                            140             164
   Other                                                                           75              -
                                                                          ------------    ------------
                                                                          ------------    ------------
                                                                                6,303           4,115
                                                                          ------------    ------------
Deferred tax liabilities:
   Deprecation and amortization                                                   233             276
   Unrealized gain on securities available for sale                               533             353
   Intangible assets                                                            1,660               -
                                                                          ------------    ------------
                                                                                2,426             629
                                                                          ------------    ------------

Net deferred tax assets                                                   $     3,877     $     3,486
                                                                          ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    TRUST PREFERRED SECURITIES

            In 2001, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities to the public. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company. The trust preferred securities can be redeemed prior to maturity at the option of the Company on or after September 30, 2006. The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Company (the Debentures) held by the grantor trust. The Debentures have the same interest rate (9%) as the trust preferred securities. The Company has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

            The trust preferred securities are subject to mandatory redemption upon repayment of the related Debentures at their stated maturity date or their earlier redemption at a redemption price equal to their stated maturity date or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for the redemption upon concurrent repayment of the related Debentures. The trust preferred securities may be redeemed in whole or part at any time on or after September 30, 2006.

            Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the grantor trust (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Company's other obligations under the Debentures, constitute a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.

            The Company is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes. The Federal Reserve Board has determined that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank and financial holding companies. In calculating the amount of Tier l qualifying capital, the trust preferred securities can only be included up to the amount constituting 25% of total Tier 1 capital elements (including trust preferred securities). Such Tier 1 capital treatment provides the Company with a more cost-effective means of obtaining capital for bank regulatory purposed than if the Company were to issue preferred stock.

            The trust preferred securities and the related Debentures were issued on November 8, 2001. Both financial instruments bear an identical annual rate of interest of 9%. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning December 31, 2001. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2001 was $34,500,000. The aggregate principal amount of Debentures outstanding at December 31, 2001 was $35,567,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    STOCK OPTION PLANS

            The Company has two fixed stock option plans under which it has granted options to its Chief Executive Officer to purchase common stock at the fair market price on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1992 Plan, options to purchase 10,001 shares were granted. None of these options have been exercised, however, all of the options were exercisable as of December 31, 2001. Options under the 1992 Plan expire in 2002. Under the 1997 Plan, options to purchase 67,500 shares were granted. Options under the 1997 Plan are fully vested and are exercisable over a period of ten years subject to certain limitations as to aggregate fair market value (determined as of the date of the grant) of all options exercisable for the first time by the optionee during any calendar year (the "$100,000 Per-Year Limitation"). Under the 1997 Plan, options to purchase 42,750 shares were exercisable as of December 31, 2001.

            At the annual meeting on April 15, 1997, the shareholders approved the ABC Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the "Omnibus Plan"). Awards granted under the Omnibus Plan may be in the form of Qualified or Nonqualified Stock Options, Restricted Stock, Stock Appreciation Rights ("SARS"), Long-Term Incentive Compensation Units consisting of a combination of cash and Common Stock, or any combination thereof within the limitations set forth in the Omnibus Plan. The Omnibus Plan provides that the aggregate number of shares of the Company's Common Stock which may be subject to award may not exceed 637,500 subject to adjustment in certain circumstances to prevent dilution. As of December 31, 2001, the Company has issued a total of 171,496 restricted shares under the Omnibus Plan as compensation for certain key salaried employees. These shares carry dividend and voting rights. Sale of these shares is restricted prior to the date of vesting, which is three years from the date of the grant. Shares issued under this plan were recorded at their fair market value on the date of their grant with a corresponding charge to equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to these grants was $602,000, $387,000 and $191 for 2001, 2000 and
            1999, respectively. In addition to the granting of restricted shares, options to purchase 208,442 shares of the Company's common stock have been granted under the Omnibus Plan as of December 31, 2001.

            A summary of the status of the three fixed plans at December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is as follows:

                                                                December 31,
                                -----------------------------------------------------------------------------
                                          2001                     2000                       1999
                                ------------------------  ------------------------  -------------------------
                                             Weighted-                 Weighted-                  Weighted-
                                              Average                   Average                    Average
                                              Exercise                 Exercise                   Exercise
                                  Number       Price        Number       Price        Number        Price
                                ----------- ------------  ----------  ------------  -----------  ------------

Under option, beginning
   of the year                     239,553   $     11.00    159,151    $     11.40     115,966    $     12.18
   Granted                          71,550         10.60     86,000          10.30      51,280          10.02
   Exercised                        (1,232)        10.09         -              -           -              -
   Forfeited                       (23,928)        10.47     (5,598)         11.79      (8,095)         13.74
                                ------------              -----------               ------------
Under option, end of year          285,943         10.95     239,553         11.00     159,151          11.40
                                ============              ===========               ============

Exercisable at end of year           99,625                   65,781                    41,260
                                ============              ===========               ============

Weighted-average fair value
   per option of options
   granted during year                       $      1.84               $      1.78                $      2.97
                                             ===========               ===========                ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            A further summary about options outstanding at December 31, 2001 is as follows:

                                  Options Outstanding                           Options Exercisable
                  -----------------------------------------------------  ----------------------------------
                                        Weighted-         Weighted-                            Weighted-
    Range of                             Average           Average                              Average
    Exercise            Number         Contractual         Exercise            Number           Exercise
     Prices          Outstanding       Life in Years         Price          Outstanding           Price
---------------   ----------------   ---------------   ---------------   ----------------   ---------------
$          4.50             10,001               1.0   $          4.50             10,001   $          4.50
          11.33             67,500               5.3             11.33             42,750             11.33
          15.94             24,696               6.0             15.94             14,596             15.94
          14.17              6,000               6.3             14.17              3,600             14.17
          10.39                600               7.1             10.39                240             10.39
           9.90             24,696               7.1              9.90              9,878              9.90
          10.11              6,000               7.3             10.11              2,400             10.11
          10.83              2,400               7.9             10.83                960             10.83
          10.38             70,000               8.1             10.38             14,000             10.38
           9.94              3,000               8.5              9.94                600              9.94
           8.75              3,000               8.9              8.75                600              8.75
          10.50             58,050               9.1             10.50                  -                -
          11.20             10,000               9.5             11.20                  -                -
                  ----------------                                       ----------------
                           285,943              7.13             10.95             99,625             11.09
                  ================                                       ================

            As permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recognized no compensation cost under the fixed stock option plan for the years ended December 31, 2001, 2000 and 1999. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and net income per share would have been reduced as follows:

                                                            December 31,
                           ---------------------------------------------------------------------------------
                                      2001                       2000                        1999
                           -------------------------- --------------------------- --------------------------
                                           Basic                       Basic                       Basic
                               Net        Earnings        Net         Earnings         Net        Earnings
                              Income      Per Share      Income       Per Share       Income      Per Share
                           -----------  ------------  ------------  -------------  -----------  ------------
As reported                $    9,633   $      1.05   $  10,098     $        1.19  $     8,956  $       1.03
Stock based compensation,
   net of related tax             (39)         (.01)        (33)               -           (13)           -
   effect
                           -----------  ------------  ------------  -------------  -----------  ------------
As adjusted                $    9,594   $      1.04   $  10,065     $        1.19  $     8,943  $       1.03
                           ===========  ============  ============  =============  ===========  ============

                                                             December 31,
                           ---------------------------------------------------------------------------------
                                     2001                        2000                       1999
                           -------------------------  ---------------------------  -------------------------
                                           Diluted                      Diluted                     Diluted
                               Net        Earnings        Net         Earnings         Net        Earnings
                              Income      Per Share      Income       Per Share       Income      Per Share
                           -----------  ------------  ------------  -------------  -----------  ------------

As reported                $   9,633    $       1.04  $     10,098  $        1.19  $     8,956  $       1.03
Stock based compensation,
   net of related tax            (39)              -           (33)             -          (13)            -
   effect
                           -----------  ------------  ------------  -------------  -----------  ------------
As adjusted                $     9,594  $       1.04  $     10,065  $        1.19  $     8,943  $       1.03
                           ===========  ============  ============  =============  ===========  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The fair value of the options granted in 2001 was based upon the discounted value of future cash flows of the options using the following assumptions:

Risk-free interest rate                                                   5.05%
Expected life of the options                                           10 years
Expected dividends (as a percent of the fair value of the stock)          3.60%
Expected volatility                                                      15.04%

NOTE 14.    EARNINGS PER COMMON SHARE

            The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share. All amounts are presented in thousands, except per share amounts.

                                                               Year Ended December 31, 2001
                                                 --------------------------------------------------------
                                                       Income             Shares             Per Share
                                                    (Numerator)        (Denominator)           Amount
                                                 -----------------  ------------------   ----------------
Basic earnings per share
Net income                                       $           9,633               9,214   $           1.05
                                                                                         ================

Effect of Dilutive Securities
Stock options                                                   -                   36
                                                 -----------------  ------------------

Diluted earnings per share
Net income                                       $           9,633               9,250   $           1.04
                                                 =================  ==================   ================

                                                                 Year Ended December 31, 2000
                                                 --------------------------------------------------------
                                                       Income            Shares              Per Share
                                                    (Numerator)        (Denominator)           Amount
                                                 -----------------  ------------------   ----------------

Basic earnings per share
Net income                                       $          10,098               8,460   $           1.19
                                                                                         ================

Effect of Dilutive Securities
Stock options                                                   -                    5
                                                 -----------------  ------------------

Diluted earnings per share
Net income                                       $          10,098               8,465   $           1.19
                                                 =================  ==================   ================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         Year Ended December 31, 1999
                                ----------------------------------------------
                                    Income          Shares         Per Share
                                 (Numerator)     (Denominator)       Amount
                                -------------    -------------    ------------

Basic earnings per share
Net income                      $       8,956            8,702    $       1.03
                                                                  ============

Effect of Dilutive Securities
Stock options                               -                9
                                -------------     ------------

Diluted earnings per share
Net income                      $       8,956            8,711    $       1.03
                                =============     ============    ============

NOTE 15.     COMMITMENTS AND CONTINGENT LIABILITIES

             The Company is a party to financial instruments with off-balance -sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

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

                                                       December 31,
                                              ------------------------------
                                                  2001             2000
                                              -------------    -------------
                                                 (Dollars in Thousands)
                                              ------------------------------

Commitments to extend credit                   $    114,631     $     75,007
Credit card commitments                              13,775           10,471
Standby letters of credit                             3,405            5,179
                                              -------------    -------------
                                               $    131,811     $     90,657
                                              =============    =============

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

             In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 16.     CONCENTRATIONS OF CREDIT

             The Banks make agricultural, agribusiness, commercial, residential and consumer loans to customers primarily in counties in South and Southeast Georgia, North Florida and Southeast Alabama. A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical area served by the Banks.

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

             The Company has a concentration of funds on deposit at its two primary correspondent banks at December 31, 2001 as follows:

Noninterest-bearing accounts                               $    35,376
                                                          ============

Interest-bearing accounts                                  $   104,334
                                                          ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.      REGULATORY MATTERS

              The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001 approximately $8,493,000 of retained earnings were available for dividend declaration without regulatory approval.

              The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

              Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001 and 2000, the Company and the Banks meet all capital adequacy requirements to which they are subject.

              As of December 31, 2001 the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.

              The Banks' actual capital amounts and ratios are presented in the following table.

                                                                                            To Be Well
                                                                  For Capital            Capitalized Under
                                                                    Adequacy             Prompt Corrective
                                          Actual                    Purposes             Action Provisions
                                 -------------------------  ------------------------- ------------------------
                                   Amount        Ratio        Amount        Ratio       Amount        Ratio
                                 ------------  -----------  ------------  ----------- ------------  ----------
As of December 31, 2001                                     (Dollars in Thousands)
                                 -----------------------------------------------------------------------------
Total Capital
    to Risk Weighted Assets:
   Consolidated                  $   122,372       15.02%   $    65,266        8.00%       - - -N/A - - -
   American Banking Company      $    14,311       11.19%   $    10,228        8.00%  $    12,785      10.00%
   Heritage Community Bank       $     6,496       12.28%   $     4,230        8.00%  $     5,288      10.00%
   Bank of Thomas County         $     3,937       10.99%   $     2,865        8.00%  $     3,582      10.00%
   Citizens Security Bank        $    13,269       11.94%   $     8,888        8.00%  $    11,110      10.00%
   Cairo Banking Company         $     7,247       14.80%   $     3,917        8.00%  $     4,897      10.00%
   Southland Bank                $    19,199       13.33%   $    11,522        8.00%  $    14,403      10.00%
   Central Bank and Trust        $     5,806       12.02%   $     3,865        8.00%  $     4,831      10.00%
   First National Bank of
      South Georgia              $     6,659       10.97%   $     4,858        8.00%  $     6,072      10.00%
   Merchants and Farmers Bank    $     6,782       11.32%   $     4,794        8.00%  $     5,992      10.00%
   Tri-County Bank               $     5,599       15.52%   $     2,886        8.00%  $     3,607      10.00%
   First Bank of Brunswick       $    12,307       12.01%   $     8,196        8.00%  $    10,245      10.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      To Be Well
                                                                            For Capital           Capitalized Under
                                                                             Adequacy             Prompt Corrective
                                               Actual                        Purposes              Action Provisions
                                    -----------------------------   --------------------------  -----------------------
                                       Amount           Ratio          Amount        Ratio        Amount       Ratio
                                    -------------    ------------   -------------  -----------  -----------  ----------
As of December 31, 2001                                           (Dollars in Thousands)
                                    -----------------------------------------------------------------------------------
    (Continued)

Tier I Capital
   to Risk Weighted Assets:
   Consolidated                     $    103,506          12.70%    $     32,633        4.00%        - - -N/A - - -
   American Banking Company         $     12,710           9.94%    $      5,114        4.00%   $    7,671        6.00%
   Heritage Community Bank          $      5,834          11.03%    $      2,115        4.00%   $    3,173        6.00%
   Bank of Thomas County            $      3,487           9.74%    $      1,433        4.00%   $    2,149        6.00%
   Citizens Security Bank           $     11,876          10.69%    $      4,444        4.00%   $    6,666        6.00%
   Cairo Banking Company            $      6,627          13.53%    $      1,959        4.00%   $    2,938        6.00%
   Southland Bank                   $     17,393          12.08%    $      5,761        4.00%   $    8,642        6.00%
   Central Bank and Trust           $      5,200          10.76%    $      1,933        4.00%   $    2,899        6.00%
   First National Bank of
      South Georgia                 $      5,899           9.71%    $      2,429        4.00%   $    3,643        6.00%
   Merchants and Farmers Bank       $      6,017          10.04%    $      2,397        4.00%   $    3,595        6.00%
   Tri-County Bank                  $      5,148          14.27%    $      1,443        4.00%   $    2,164        5.00%
   First Bank of Brunswick          $     11,010          10.75%    $      4,098        4.00%   $    6,147        5.00%
Tier I Capital
   to Average Assets:
   Consolidated                     $    103,506           9.26%    $     43,874         4.00%        - - - N/A - - -
   American Banking Company         $     12,710           7.18%    $      7,067         4.00%  $     8,834        5.00%
   Heritage Community Bank          $      5,834           8.48%    $      2,753         4.00%  $     3,442        5.00%
   Bank of Thomas County            $      3,487           7.53%    $      1,852         4.00%  $     2,314        5.00%
   Citizens Security Bank           $     11,876           8.03%    $      5,989         4.00%  $     7,486        5.00%
   Cairo Banking Company            $      6,627           8.44%    $      3,129         4.00%  $     3,912        5.00%
   Southland Bank                   $     17,393           6.99%    $     10,081         4.00%  $    12,602        5.00%
   Central Bank and Trust           $      5,200           8.66%    $      2,400         4.00%  $     2,999        5.00%
   First National Bank of
      South Georgia                 $      5,899           7.88%    $      2,991         4.00%  $     3,738        5.00%
   Merchants and Farmers Bank       $      6,017          11.09%    $      2,344         4.00%  $     2,931        5.00%
   Tri-County Bank                  $      5,148           8.42%    $      2,557         4.00%  $     3,196        5.00%
   First Bank of Brunswick          $     11,010           7.56%    $      6,300         4.00%  $     7,875        5.00%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  To Be Well
                                                                        For Capital            Capitalized Under
                                                                          Adequacy             Prompt Corrective
                                                Actual                    Purposes             Action Provisions
                                       -------------------------  ------------------------- ------------------------
                                         Amount         Ratio        Amount        Ratio       Amount        Ratio
                                       ------------  -----------  ------------  ----------- ------------  ----------
As of December 31, 2000                                           (Dollars in Thousands)
                                       -----------------------------------------------------------------------------
Total Capital
    to Risk Weighted Assets:
   Consolidated                        $    87,544       14.61%   $    47,935        8.00%        - - -N/A - - -
   American Banking Company            $    14,877       12.43%   $     9,574        8.00%  $    11,967      10.00%
   Heritage Community Bank             $     5,195       10.88%   $     3,819        8.00%  $     4,774      10.00%
   Bank of Thomas County               $     3,282       11.65%   $     2,253        8.00%  $     2,816      10.00%
   Citizens Security Bank              $    12,486       13.75%   $     7,263        8.00%  $     9,079      10.00%
   Cairo Banking Company               $     7,147       13.49%   $     4,237        8.00%  $     5,297      10.00%
   Southland Bank                      $    17,024       13.36%   $    10,194        8.00%  $    12,742      10.00%
   Central Bank and Trust              $     5,122       12.26%   $     3,342        8.00%  $     4,178      10.00%
   First National Bank of
      South Georgia                    $     6,443       10.44%   $     4,936        8.00%  $     6,170      10.00%
   Merchants and Farmers Bank          $     4,766       14.56%   $     2,618        8.00%  $     3,273      10.00%

Tier I Capital
   to Risk Weighted Assets:
   Consolidated                        $    79,954       13.34%   $    23,967        4.00%        - - -N/A - - -
   American Banking Company            $    13,378       11.18%   $     4,787        4.00%   $    7,180        6.00%
   Heritage Community Bank             $     4,624        9.69%   $     1,910        4.00%   $    2,864        6.00%
   Bank of Thomas County               $     2,929       10.40%   $     1,126        4.00%   $    1,690        6.00%
   Citizens Security Bank              $    11,319       12.47%   $     3,631        4.00%   $    5,447        6.00%
   Cairo Banking Company               $     6,477       12.23%   $     2,119        4.00%   $    3,178        6.00%
   Southland Bank                      $    15,381       12.07%   $     5,097        4.00%   $    7,645        6.00%
   Central Bank and Trust              $     4,596       11.00%   $     1,671        4.00%   $    2,507        6.00%
   First National Bank of
      South Georgia                    $     5,672        9.19%   $     2,468        4.00%   $    3,702        6.00%
   Merchants and Farmers Bank          $     4,355       13.31%   $     1,309        4.00%   $    1,964        6.00%
Tier I Capital
   to Average Assets:
   Consolidated                        $    79,954        9.86%   $    32,422        4.00%         - - -N/A - - -
   American Banking Company            $    13,378        8.79%   $     6,091        4.00%   $     7,614        5.00%
   Heritage Community Bank             $     4,624        8.03%   $     2,302        4.00%   $     2,877        5.00%
   Bank of Thomas County               $     2,929        7.64%   $     1,534        4.00%   $     1,917        5.00%
   Citizens Security Bank              $    11,319        7.98%   $     5,672        4.00%   $     7,091        5.00%
   Cairo Banking Company               $     6,477        8.41%   $     3,079        4.00%   $     3,849        5.00%
   Southland Bank                      $    15,381        8.37%   $     7,350        4.00%   $     9,187        5.00%
   Central Bank and Trust              $     4,596        7.48%   $     2,456        4.00%   $     3,070        5.00%
   First National Bank of
      South Georgia                    $     5,672        8.04%   $     2,822        4.00%   $     3,527        5.00%
   Merchants and Farmers Bank          $     4,355        8.92%   $     1,954        4.00%   $     2,442        5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

             CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN BANKS AND FEDERAL FUNDS SOLD:

                The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold/purchased approximate fair values.

             SECURITIES:

                Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

             LOANS:

                For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

             FEDERAL FUND PURCHASED, REPURCHASE AGREEMENTS AND OTHER
             BORROWINGS:

                The fair values of the Company's fixed rate other borrowings are estimated using discounted cash flow models based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of all other variable rate borrowings, federal funds purchased, and securities sold under agreements to repurchase approximate their fair values.

             TRUST PREFERRED SECURITIES:

                The fair value of the Company's fixed rate trust preferred securities are based on available quoted market prices.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ACCRUED INTEREST:

                The carrying amounts of accrued interest approximate their fair values.

             OFF-BALANCE-SHEET INSTRUMENTS :

                Fair values of the Company's off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                The carrying value and estimated fair value of the Company's financial instruments were as follows:

                                               December 31, 2001              December 31, 2000
                                           --------------------------    ----------------------------
                                             Carrying         Fair         Carrying          Fair
                                              Amount         Value          Amount          Value
                                           ------------   -----------    ------------   -------------
                                                            (Dollars in Thousands)
                                           ----------------------------------------------------------
Financial assets:
    Cash and short-term investments        $   157,475   $   157,475     $    43,363    $     43,363
                                           ============  ============    ============   =============
    Federal funds sold                     $        44   $        44     $       -      $        -
                                           ============  ============    ============   =============
    Investments in securities              $   156,835   $   156,835     $   162,105    $    162,105
                                           ============  ============    ============   =============

    Loans                                  $   805,076   $   819,616     $   587,381    $    576,607
    Allowance for loan losses                   14,944            -            9,832             -
                                           ------------  ------------    ------------   -------------
               Loans, net                  $   790,132   $   819,616     $   577,549    $    576,607
                                           ============  ============    ============   =============

    Accrued interest receivable            $    10,767   $    10,767     $    11,091    $     11,091
                                           ============  ============    ============   =============

                                               December 31, 2001              December 31, 2000
                                           --------------------------    ----------------------------
                                             Carrying         Fair          Carrying          Fair
                                              Amount         Value           Amount          Value
                                           ------------   -----------    ------------   -------------
                                                            (Dollars in Thousands)
                                           ----------------------------------------------------------

Financial liabilities:
    Deposits                               $   931,156   $   935,729     $   679,885    $    680,844
                                           ============  ============    ============   =============

    Federal funds purchased and securities
      sold under agreements to repurchase  $     3,792   $     3,792     $     2,653    $      2,653
                                           ============  ============    ============   =============

    Other borrowings                       $    95,293   $    94,067     $    55,350    $     55,432
                                           ============  ============    ============   =============

    Accrued interest payable               $     3,611   $     3,611     $     3,265    $      3,265
                                           ============  ============    ============   =============

    Trust preferred securities             $    34,500   $    37,088     $       -      $        -
                                           ============  ============    ============   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.     CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
             (PARENT COMPANY ONLY)

                                             CONDENSED BALANCE SHEETS
                                            DECEMBER 31, 2001 AND 2000
                                              (Dollars In Thousands)

                                                                              2001             2000
                                                                          ------------     ------------
Assets
   Cash                                                                   $    22,187      $     1,912
   Interest bearing deposits in banks                                           3,557               -
   Investment in subsidiaries                                                 116,993           75,290
   Other assets                                                                 8,026            7,761
                                                                          ------------     ------------

              Total assets                                                $   150,763      $    84,963
                                                                          ============     ============

Liabilities
   Other borrowings                                                       $     9,607      $     2,000
   Other liabilities                                                            2,508            2,307
   Trust preferred securities                                                  34,500               -
                                                                          ------------     ------------

              Total liabilities                                                46,615            4,307
                                                                          ------------     ------------

Stockholders' equity                                                          104,148           80,656
                                                                          ------------     ------------

              Total liabilities and stockholders' equity                  $   150,763      $    84,963
                                                                          ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.     CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
             (PARENT COMPANY ONLY) (CONTINUED)

                                        CONDENSED STATEMENTS OF INCOME
                                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                            (Dollars In Thousands)

                                                                    2001             2000            1999
                                                                 ------------   -------------   -------------
Income
   Dividends from subsidiaries                                   $     7,386    $      7,645    $     5,582
   Interest                                                              212              52             94
   Fee income                                                          9,252           8,424          6,804
   Other income                                                        1,002             645            967
                                                                 ------------   -------------   -------------
         Total income                    `                            17,852          16,766         13,447
                                                                 ------------   -------------   -------------

Expense
   Interest                                                              911             174            170
   Amortization and depreciation                                       1,599             935            721
   Other expense                                                      10,116           9,716          7,990
                                                                 ------------   -------------   -------------
         Total expense                                                12,626          10,825          8,881
                                                                 ------------   -------------   -------------

         Income before income tax benefits
              and equity in undistributed earnings                     5,226           5,941          4,566

Income tax benefits                                                      590             621            200
                                                                 ------------   -------------   -------------

         Income before equity in undistributed earnings                5,816           6,562          4,766

Equity in undistributed earnings of subsidiaries                       3,817           3,536          4,190
                                                                 ------------   -------------   -------------

         Net income                                              $     9,633    $     10,098    $     8,956
                                                                 ============   =============   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.     CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
             (PARENT COMPANY ONLY) (CONTINUED)

                                    CONDENSED STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                             (Dollars In Thousands)

                                                                   2001             2000            1999
                                                               -------------   -------------   -------------
OPERATING ACTIVITIES
   Net income                                                  $    9,633      $   10,098      $     8,956
                                                               ------------    ------------    -------------
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                                   698             636              408
      Amortization of intangible assets                               299             299              313
      Amortization of compensation expense                            602             387              191
      Undistributed earnings of subsidiaries                       (3,817)         (3,536)          (4,190)
      (Increase) decrease in interest receivable                       (2)              2               (2)
      Increase (decrease) in interest payable                          58               -               (1)
      Increase (decrease) in taxes payable                           (552)             91              866
      Provision for deferred taxes                                   (284)           (203)            (104)
      (Increase) decrease in due from subsidiaries                    (61)           (117)              29
      Other operating activities                                     (729)            302             (312)
                                                               ------------    ------------    -------------
              Total adjustments                                    (3,788)         (2,139)          (2,802)
                                                               ------------    ------------    -------------

         Net cash provided by operating activities                  5,845           7,959            6,154
                                                               ------------    ------------    -------------

INVESTING ACTIVITIES
   (Increase) decrease in interest-bearing deposits in banks       (3,557)          1,200           (1,200)
   Purchases of premises and equipment                               (111)         (1,521)          (1,792)
   Contribution of capital to subsidiary bank                      (8,500)           (400)            (600)
   Purchase of securities available for sale                            -               -             (221)
   Proceeds from sale of premises and equipment                       422             979                -
   Net cash paid for purchased subsidiaries                       (11,681)              -                -
                                                               ------------    ------------    -------------

         Net cash provided by (used in) investing activities      (23,427)            258           (3,813)
                                                               ------------    ------------    -------------
FINANCING ACTIVITIES
   Repayment of other borrowings                              $    (7,131)    $      (500)    $          -
   Purchase of treasury shares                                          -          (4,162)             (88)
   Dividends paid                                                  (4,262)         (3,745)          (2,898)
   Proceeds from other borrowings                                  14,738               -                -
   Proceeds from issuance of trust preferred                       34,500               -                -
   Proceeds from exercise of stock options                             12               -                -
                                                              -------------   -------------   -------------

         Net cash provided by (used in) financing activities       37,857          (8,407)          (2,986)
                                                              -------------   -------------   -------------

Net increase (decrease) in cash                                    20,275            (190)            (645)

Cash at beginning of year                                           1,912           2,102            2,747
                                                              -------------   -------------   -------------

Cash at end of year                                           $    22,187     $     1,912     $      2,102
                                                              =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during the year for interest                     $       853     $       174     $        171