Form 10-Q
period 2002-03-31
ABC BANCORP
filed 2002-05-14
CIK 351569

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 ---------------

                                       OR

  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-16181
                                                 -------

                                   ABC BANCORP
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                          58-1456434
   ------------------------                             ---------------------
   (State of incorporation)                             (IRS Employer ID No.)

                      24 SECOND AVE., SE MOULTRIE, GA 31768
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (229) 890-1111
                         -------------------------------
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

There were 9,878,679 shares of Common Stock outstanding as of March 31, 2002.

                                   ABC BANCORP
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item                                                                            Page
----                                                                            ----
1.       Financial Statements

              Consolidated Balance Sheets                                         3

              Consolidated Statements of Income and Comprehensive Income          4

              Consolidated Statements of Cash Flows                               5

              Notes to Consolidated Financial Statements                          6

2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                               6

3.       Quantitative and Qualitative Disclosures about Market Risk              11

PART II - OTHER INFORMATION

4.       Submission of Matters to a Vote of Securities Holders                   11

6.       Exhibits and Reports on Form 8-K                                        11

         Signature                                                               12

                          ABC BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                     Mar 31             Dec 31
                                                                                      2002               2001
                                                                                   ----------         ----------
Assets
------
Cash and due from banks                                                            $  103,190         $  157,475
Securities available for sale, at fair value                                          167,643            156,835
Federal funds sold                                                                         36                 44

Loans                                                                                 807,179            805,076
Less allowance for loan losses                                                         14,468             14,944
                                                                                   ----------         ----------
             Loans, net                                                               792,711            790,132
                                                                                   ----------         ----------

Premises and equipment, net                                                            27,111             26,821
Intangible assets                                                                       5,665              6,074
Goodwill                                                                               19,240             19,240
Other assets                                                                           22,778             20,265
                                                                                   ----------         ----------
                                                                                   $1,138,374         $1,176,886
                                                                                   ==========         ==========

Liabilities and Stockholders' Equity
------------------------------------
Deposits

  Noninterest-bearing demand                                                          120,362            125,522
  Interest-bearing demand                                                             240,608            254,301
  Savings                                                                              63,181             62,536
  Time, $100,000 and over                                                             150,746            156,562
  Other time                                                                          318,798            332,235
                                                                                   ----------         ----------
            Total deposits                                                            893,695            931,156
Federal funds purchased & securities sold under
    agreements to repurchase                                                            4,921              3,792
Other borrowings                                                                       93,989             95,293
Other liabilities                                                                       8,539              7,997
Trust preferred securities                                                             34,500             34,500
                                                                                   ----------         ----------
            Total liabilities                                                       1,035,644          1,072,738
                                                                                   ----------         ----------


Stockholders' equity
--------------------
  Common stock, par value $1; 30,000,000 shares authorized;
     10,790,369 shares issued                                                          10,790             10,790
  Capital surplus                                                                      45,616             45,616
  Retained earnings                                                                    54,570             53,584
  Accumulated other comprehensive income                                                  115              1,034
  Unearned compensation                                                                  (540)              (656)
                                                                                   ----------         ----------
                                                                                      110,551            110,368
  Less cost of shares acquired for the treasury, 911,690
      and 790,982 shares                                                               (7,821)            (6,220)
                                                                                   ----------         ----------
            Total stockholders' equity                                                102,730            104,148
                                                                                   ----------         ----------
                                                                                   $1,138,374         $1,176,886
                                                                                   ==========         ==========

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (Dollars in Thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                             2002                2001
                                                                          ---------           ---------
Interest income
   Interest and fees on loans                                             $  16,464           $  15,184
   Interest on taxable securities                                             2,161               2,226
   Interest on nontaxable securities                                             53                 231
   Interest on deposits in other banks                                          345                 155
   Interest on fed funds sold                                                    12
                                                                          ---------           ---------
                                                                             19,035              17,796
                                                                          ---------           ---------
Interest expense
   Interest on deposits                                                       5,877               7,341
   Interest on fed funds purchased and securities
     sold under agreements to repurchase                                         44                  54
   Interest on other borrowings                                               1,706                 850
                                                                          ---------           ---------
                                                                              7,627               8,245
                                                                          ---------           ---------
               Net interest income                                           11,408               9,551
Provision for loan losses                                                       959                 493
                                                                          ---------           ---------
               Net interest income after provision for loan losses           10,449               9,058
                                                                          ---------           ---------
Other income
   Service charges on deposit accounts                                        2,241               1,577
   Other service charges, commissions and fees                                  872                 569
   Other                                                                        107                  30
   Gain (Loss) on sale of securities                                             26                  (1)
                                                                          ---------           ---------
                                                                              3,246               2,175
                                                                          ---------           ---------
Other expense
   Salaries and employee benefits                                             5,831               4,423
   Equipment and occupancy expense                                            1,205               1,120
   Other operating expenses                                                   3,430               2,301
                                                                          ---------           ---------
                                                                             10,466               7,844
                                                                          ---------           ---------
               Income before income taxes                                     3,229               3,389

Applicable income taxes                                                       1,057               1,091
                                                                          ---------           ---------
               Net income                                                 $   2,172           $   2,298
                                                                          ---------           ---------
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period, net of tax    $    (919)          $   1,425
                                                                          ---------           ---------
               Comprehensive income                                       $   1,253           $   3,723
                                                                          =========           =========

Income per common share-Basic                                             $    0.22           $    0.27
                                                                          =========           =========

Income per common share-Diluted                                           $    0.22           $    0.27
                                                                          =========           =========

Average shares outstanding                                                9,814,710           8,398,150
                                                                          =========           =========

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (Dollars in Thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------------------
                                                                           2002         2001
                                                                         ---------    --------
OPERATING ACTIVITIES
   Net Income                                                            $  2,172     $  2,298
                                                                         --------     --------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                          596          597
        Provision for loan losses                                             959          493
        Amortization of intangible assets                                     409          201
        Other prepaids, deferrals and accruals, net                        (1,450)        (190)
                                                                         --------     --------
          Total adjustments                                                   514        1,101
                                                                         --------     --------
          Net cash provided by operating activities                         2,686        3,399
                                                                         --------     --------
INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                       26,320       26,157
   Purchase of investment securities                                      (39,468)     (11,757)
   Proceeds from sales of securities available for sale                     1,015           40
   Decrease in Federal funds sold                                               8            -
   Increase in loans                                                       (3,538)     (18,942)
   Purchase of premises and equipment                                        (886)        (355)
                                                                         --------     --------

          Net cash used in investing activities                           (16,549)      (4,857)
                                                                         --------     --------
FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                    (37,461)       8,597
   Net increase in federal funds purchased and
      securities sold under agreements to repurchase                        1,129        1,284
   Decrease in other borrowings                                            (1,304)      (9,886)
   Dividends paid                                                          (1,185)      (1,009)
   Purchase treasury stock                                                 (1,601)           -
                                                                         --------     --------
          Net cash used in financing activities                           (40,422)      (1,014)
                                                                         --------     --------
   Net decrease in cash and due from banks                               $(54,285)    $ (2,472)

   Cash and due from banks at beginning of period                         157,475       43,363
                                                                         --------     --------
   Cash and due from banks at end of period                              $103,190     $ 40,891
                                                                         ========     ========

See Notes to Consolidated Financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  RECENTLY ADOPTED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued two new accounting standards: Statement of Financial Standards ("SFAS") No 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No 141, which was effective immediately, requires that all business combinations consummated after June 30, 2001 be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted for by the pooling-of-interests method in accordance with AFB Opinion No. 16, "Business Combinations." Under SFAS No. 142, goodwill and intangible assets that management concludes has indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually. The Company was required to adopt SFAS No. 142 on January 1, 2002. Before June 30, 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. Pending completion of this test the Company has not yet determined what effect those tests will have on earnings and financial position of the Company.

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

         The liquidity and capital resources of the Company are monitored continuously by the Company's Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company's and the Banks' liquidity ratios at March 31, 2002 were considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the three months ended March 31, 2002, total capital decreased $1,418,000 to $102,730,000. Of this change, $986,000 resulted from the retention of earnings (net of $1,185,000 dividends paid to shareholders), plus $116,000 for the accrual for grants of restricted shares as incentive to certain employees, less $919,000 in other comprehensive income, net of taxes, less $1,601,000 for the purchase of Treasury Stock.

         At March 31, 2002, ABC had binding commitments for capital expenditures of approximately $250,000. The Company anticipates that approximately $1,500,0000 will be required for capital expenditures during the remainder of 2002. Additional expenditures may be required for other mergers and acquisitions.

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

Comparison of Statements of Income

         The net interest margin on a taxable-equivalent basis was 4.38% and 5.10% during the three months ended March 31, 2002 and 2001, respectively, a decrease of 72 basis points. These variances are attributable to fluctuations in the average rates charged and fees earned on loans and the average rates paid on deposit accounts. Several decreases in key interest rates by the Federal Reserve Bank also attributed to the decrease in net interest margin, because the rate of yield on certain variable-rate assets decreased immediately, whereas most interest-bearing liabilities are fixed-rate, and thus rates could not be decreased until maturity.

         Net interest income was $11.4 million as compared to $9.6 million during the three months ended March 31, 2002 and 2001, respectively, representing an increase of 18.75%. This increase of $1.8 million was attributable to the acquisition of Tri-County Bank and Golden Isles which contributed $1.8 million of net interest income for the period ended March 31, 2002.

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $959,000 and $493,000 during the three months ended March 31, 2002 and 2001. Of the $466,000 increase in 2002, $165,000 is attributable to replenishing the reserve for a loan charged off during the first quarter. Most of the remaining increase is attributable to substantial loan growth on four subsidiary banks.

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

         The allowance for loan losses totaled $14.5 million and $14.9 million as of March 31, 2002 and December 31, 2001, respectively. The allowance for loan losses as a percentage of total loans was 1.80% and 1.85% as of March 31, 2002 and December 31, 2001, respectively.

         Non-performing assets were $12.6 million and $13.2 as of March 31, 2002 and December 31, 2001, respectively. The ratio of non-performing assets as a percentage of the loan loss reserve was 86.9% and 88.6% as of March 31, 2002 and December 31, 2001, respectively.

         Management considers the allowance for loan losses as of March 31, 2002 adequate to cover potential losses in the loan portfolio.

         Following is a comparison of noninterest income for the three months ended March 31, 2002 and 2001 (dollars in thousands).

                                                    Three Months Ended
                                                           March
                                                    ------------------
                                                     2002         2001
                                                    ------      ------
  Service charges on deposits                       $2,241      $1,577
  Other service charges, commissions and fees          872         569
  Other income                                         107          30
  Gain (Loss) on sale of securities                     26          -1
                                                    ------      ------
            Total noninterest income                $3,246      $2,175
                                                    ======      ======

         Total noninterest income for the three months ended March 31, 2002 was $1,071,000 higher than during the same period in 2001. Service charges on deposit accounts accounted for the majority of the increase at $664,000 of which $134,000 related to the acquisition of Tri-County Bank, and $161,000 related to the acquisition of Golden Isles. Service charges on deposits increased $664,000. Banks acquired after the first quarter of 2001 accounted for $295,000 of this increase. Additionally insufficient fund charges on checking deposit accounts in all other subsidiary banks increased $338,000 during the first quarter of 2002 compared to the same quarter last year. This increase is mostly attributable to an increase in the per item charge for overdrafts. Other service charges, commissions and fees increased because of enhanced income from the Company's retail division, particularly mortgage financing. Of the $303,000 increase, 70% or $212,000 was attributable to mortgage financing.

         Following is an analysis of noninterest expense for the three months ended March 31, 2002 and 2001 (dollars in thousands).

                                              Three Months Ended
                                                     March
                                             -------------------
                                               2002        2001
                                             -------      ------

Salaries and employee benefits               $ 5,831      $4,423
Occupancy and equipment expense                1,205       1,120
Other expense                                  3,430       2,301
                                             -------      ------
          Total noninterest expense          $10,466      $7,844
                                             =======      ======

         Total noninterest expense for the three months ended March 31, 2002 was $2,622,000 higher than during the same period in 2001.

         Salaries and employee benefits for the three months ended March 31, 2002 were $1,408,000 or 31.83% higher than during the same period in 2001. The acquisition of Tri-County Bank accounted for $216,000, the acquisition of Golden Isles accounted for $658,000 of the increase and the remaining $534,000 related to normal increases in salaries and employee benefits. Of the $1.1 million increase in other expense $298,000 is attributable to an increase in amortization expense as a result of acquisitions made during the last three quarters of 2001, $331,000 is attributable to other expenses of the acquired banks, and $102,000 is attributable to systems conversion expenses of the acquired banks.

         Following is a condensed summary of net income during the three months ended March 31, 2002 and 2001 (dollars in thousands).

                                            Three Months Ended
                                                 March 31,
                                           -------------------
                                             2002        2001
                                           -------      ------

Net interest income                        $11,408      $9,551
Provision for loan losses                      959         493
Other income                                 3,246       2,175
Other expense                               10,466       7,844
                                           -------      ------
          Income before income taxes         3,229       3,389
Applicable income taxes                      1,057       1,091
                                           -------      ------
          Net income                       $ 2,172      $2,298
                                           =======      ======

         Net income decreased $126,000 or 5.48% to $2,172,000 for the three months ended March 31, 2002 as compared to $2,298,000 for the three months ended March 31, 2001. Net interest income of ABC and its subsidiaries increased $1,857,000, the provision for loan losses increased by $466,000 and all other noninterest expense increased by $2,622,000.

Comparison of Balance Sheets

         Total assets decreased by $39 million, or 3.31% to $1,138 million at March 31, 2002 from $1,177 million at December 31, 2001.

         Total earning assets decreased by $23 million, or 2.15%, to $1,045 million at March 31, 2002 from $1,068 million at December 31, 2001.

         Loans, net of the allowance for loan losses, increased by $3 million, or .38% to $793 million at March 31, 2002 from $790 million at December 31, 2001.

         Total deposits decreased by $37 million, or 3.97% to $894 million at March 31, 2002 from $931 million at December 31, 2001. Approximately 13.42% and 13.53% of deposits were noninterest-bearing as of March 31, 2002 and December 31, 2001, respectively.

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

         The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 9.15% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 10.90% if rates decline over the next year.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Securities Holders

         There were no matters submitted to a vote of securities holders during the quarter ended March 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

         There were no exhibits and reports filed on Form 8-K during the quarter ended March 31, 2002.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:

                                     ABC BANCORP


      May 9, 2002                    /s/ W. Edwin Lane, Jr.
-------------------------            ------------------------------
         Date                        W. EDWIN LANE, JR.
                                     EXECUTIVE VICE PRESIDENT AND
                                     CHIEF FINANCIAL OFFICER
                                     (Duly authorized officer and principal
                                     financial/accounting officer)