Form 10-Q
period 2002-06-30
ABC BANCORP
filed 2002-08-14
CIK 351569

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 --------------

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

                      24 SECOND AVE., SE MOULTRIE, GA 31768
                      -------------------------------------
                    (Address of principal executive offices)

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

There were 9,854,279 shares of Common Stock outstanding as of June 30, 2002.

                                   ABC BANCORP
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

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

                          ABC BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                                 June 30            Dec. 31
                                                                                   2002               2001
                                                                                ----------         ----------
Assets
------
Cash and due from banks                                                         $   65,468         $  157,475
Securities available for sale, at fair value                                       176,494            156,835
Federal funds sold                                                                     136                 44

Loans                                                                              828,511            805,076
Less allowance for loan losses                                                      14,061             14,944
                                                                                ----------         ----------
             Loans, net                                                            814,450            790,132
                                                                                ----------         ----------

Premises and equipment, net                                                         27,030             26,821
Intangible assets                                                                    5,256              6,074
Goodwill                                                                            19,240             19,240
Other assets                                                                        18,971             20,265
                                                                                ----------         ----------
                                                                                $1,127,045         $1,176,886
                                                                                ==========         ==========

Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Noninterest-bearing demand                                                       112,487            125,522
  Interest-bearing demand                                                          240,336            254,301
  Savings                                                                           64,072             62,536
  Time, $100,000 and over                                                          151,786            156,562
  Other time                                                                       312,969            332,235
                                                                                ----------         ----------
             Total deposits                                                        881,650            931,156
Federal funds purchased & securities sold under
  agreements to repurchase                                                           3,250              3,792
Other borrowings                                                                    93,272             95,293
Other liabilities                                                                    8,409              7,997
Trust preferred securities                                                          34,500             34,500
                                                                                ----------         ----------
             Total liabilities                                                   1,021,081          1,072,738
                                                                                ----------         ----------


Stockholders' equity
--------------------
  Common stock, par value $1; 30,000,000 shares authorized;
    10,790,969 and 10,790,369 shares issued, respectively                           10,791             10,790
  Capital surplus                                                                   45,616             45,616
  Retained earnings                                                                 56,276             53,584
  Accumulated other comprehensive income                                             1,889              1,034
  Unearned compensation                                                               (422)              (656)
                                                                                ----------         ----------
                                                                                   114,150            110,368
  Less cost of shares acquired for the treasury, 936,690
    and 790,982 shares                                                              (8,186)            (6,220)
                                                                                ----------         ----------
             Total stockholders' equity                                            105,964            104,148
                                                                                ----------         ----------
                                                                                $1,127,045         $1,176,886
                                                                                ==========         ==========



See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Dollars in Thousands)
                                   (Unaudited)



----------------------------------------------------------------------------------------------------------
                                                                            2002                    2001
                                                                         ----------             ----------
Interest income
   Interest and fees on loans                                            $   16,460             $   15,566
   Interest on taxable securities                                             2,225                  2,180
   Interest on nontaxable securities                                             44                    229
   Interest on deposits in other banks                                          193                    197
   Interest on federal funds sold                                                12                     28
                                                                         ----------             ----------
                                                                             18,934                 18,200
                                                                         ----------             ----------

Interest expense

   Interest on deposits                                                       5,021                  7,564
   Interest on federal funds purchased and securities
     sold under agreements to repurchase                                         30                     34
   Interest on other borrowings                                               1,842                    726
                                                                         ----------             ----------
                                                                              6,893                  8,324
                                                                         ----------             ----------

               Net interest income                                           12,041                  9,876
Provision for loan losses                                                       774                    723
                                                                         ----------             ----------
               Net interest income after provision for loan losses           11,267                  9,153
                                                                         ----------             ----------

Other income
   Service charges on deposit accounts                                        2,566                  1,670
   Other service charges, commissions and fees                                  723                    570
   Other                                                                        102                    116
   Loss on sale of securities                                                    (4)                     -
                                                                         ----------             ----------
                                                                              3,387                  2,356
                                                                         ----------             ----------

Other expense
   Salaries and employee benefits                                             5,758                  4,542
   Equipment and occupancy expense                                            1,219                  1,147
   Other operating expenses                                                   3,363                  2,590
                                                                         ----------             ----------
                                                                             10,340                  8,279
                                                                         ----------             ----------


               Income before income taxes                                     4,314                  3,230

Applicable income taxes                                                       1,431                  1,040
                                                                         ----------             ----------

               Net income                                                $    2,883             $    2,190
                                                                         ----------             ----------

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during period, net of tax   $    1,774             $      240
                                                                         ----------             ----------
               Comprehensive income                                      $    4,657             $    2,430
                                                                         ==========             ==========

Income per common share-Basic                                            $     0.29             $     0.25
                                                                         ==========             ==========

Income per common share-Diluted                                          $     0.29             $     0.25
                                                                         ==========             ==========

Average shares outstanding                                                9,874,639              8,707,075
                                                                         ==========             ==========



See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Dollars in Thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                  2002                     2001
                                                                               ----------               ----------
Interest income
   Interest and fees on loans                                                  $   32,924               $   30,750
   Interest on taxable securities                                                   4,386                    4,406
   Interest on nontaxable securities                                                   97                      460
   Interest on deposits in other banks                                                538                      352
   Interest on federal funds sold                                                      24                       28
                                                                               ----------               ----------
                                                                                   37,969                   35,996
                                                                               ----------               ----------

Interest expense
   Interest on deposits                                                            10,898                   14,905
   Interest on federal funds purchased and securities
     sold under agreements to repurchase                                               74                       88
   Interest on other borrowings                                                     3,548                    1,576
                                                                               ----------               ----------
                                                                                   14,520                   16,569
                                                                               ----------               ----------

               Net interest income                                                 23,449                   19,427
Provision for loan losses                                                           1,733                    1,216
                                                                               ----------               ----------
               Net interest income after provision for loan losses                 21,716                   18,211
                                                                               ----------               ----------

Other income
   Service charges on deposit accounts                                              4,807                    3,247
   Other service charges, commissions and fees                                      1,595                    1,139
   Other                                                                              209                      146
   Gain (Loss) on sale of securities                                                   22                       (1)
                                                                               ----------               ----------
                                                                                    6,633                    4,531
                                                                               ----------               ----------

Other expense
   Salaries and employee benefits                                                  11,589                    8,965
   Equipment and occupancy expense                                                  2,424                    2,267
   Other operating expenses                                                         6,793                    4,891
                                                                               ----------               ----------
                                                                                   20,806                   16,123
                                                                               ----------               ----------


               Income before income taxes                                           7,543                    6,619

Applicable income taxes                                                             2,488                    2,131
                                                                               ----------               ----------
               Net income                                                      $    5,055               $    4,488
                                                                               ----------               ----------

Other comprehensive income, net of tax:
   Unrealized holding gains arising during period, net of tax                  $      855               $    1,665
                                                                               ----------               ----------
               Comprehensive income                                            $    5,910               $    6,153
                                                                               ==========               ==========

Income per common share-Basic                                                  $     0.51               $     0.52
                                                                               ==========               ==========

Income per common share-Diluted                                                $     0.51               $     0.52
                                                                               ==========               ==========

Average shares outstanding                                                      9,899,474                8,553,466
                                                                               ==========               ==========

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                               2002                     2001
                                                                             --------                 --------
OPERATING ACTIVITIES
   Net Income                                                                $  5,055                 $  4,488
                                                                             --------                 --------
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation                                                              1,151                      929
      Provision for loan losses                                                 1,733                    1,216
      Amortization of intangible assets                                           818                      469
      Other prepaids, deferrals and accruals, net                               1,521                      710
                                                                             --------                 --------
          Total adjustments                                                     5,223                    3,324
                                                                             --------                 --------

          Net cash provided by operating activities                            10,278                    7,812
                                                                             --------                 --------


INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                           39,256                   46,394
   Purchase of investment securities                                          (58,655)                 (22,757)
   Proceeds from sales of securities available for sale                         1,015                       40
   Decrease in federal funds sold                                                 (92)
   Increase in loans                                                          (26,051)                 (46,085)
   Net cash received from acquisitions                                              -                   17,911
   Purchase of premises and equipment                                          (1,360)                    (317)
                                                                             --------                 --------

          Net cash used in investing activities                               (45,887)                  (4,814)
                                                                             --------                 --------

FINANCING ACTIVITIES

   Net increase (decrease) in deposits                                        (49,506)                   2,140
   Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                              (542)                   2,269
   Increase (decrease) in other borrowings                                       (130)                   2,264
   Dividends paid                                                              (2,367)                  (2,060)
   Purchase of treasury stock                                                  (1,962)                       -
                                                                             --------                 --------

          Net cash used in financing activities                               (54,507)                   4,613
                                                                             --------                 --------

   Net increase (decrease) in cash and due from banks                        $(92,007)                $  7,611

   Cash and due from banks at beginning of period                             157,475                   43,363
                                                                             --------                 --------

   Cash and due from banks at end of period                                  $ 65,468                 $ 50,974
                                                                             ========                 ========



See Notes to Consolidated Financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of ABC Bancorp and subsidiaries ("the Company") conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  RECENTLY ADOPTED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued two new accounting standards: Statement of Financial Standards ("SFAS") No 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No 141, which was effective immediately, requires that all business combinations consummated after June 30, 2001 be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted for by the pooling-of-interests method in accordance with AFB Opinion No. 16, "Business Combinations." Under SFAS No. 142, goodwill and intangible assets that management concludes have indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually. The Company was required to adopt SFAS No. 142 on January 1, 2002. During the quarter ended June 30, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets. The test results indicated that there was no impairment of goodwill and indefinite-lived intangible assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC Bancorp and its subsidiaries (the "Company") to meet those needs. The Company strives to maintain an adequate liquidity position by
                                        7
managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary Banks (the "Banks") maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

         The liquidity and capital resources of the Company are monitored continuously by the Company's Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company's and the Banks' liquidity ratios at June 30, 2002 were considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the six months ended June 30, 2002, total capital increased $1,816,000 to $105,964,000. Of this change, $2,692,000 resulted from the retention of earnings (net of $2,367,000 dividends paid to shareholders), plus $235,000 for the accrual for grants of restricted shares as incentive to certain employees, plus $855,000 in other comprehensive income, net of taxes, less $1,966,000 for the purchase of Treasury Stock.

         At June 30, 2002, ABC had binding commitments for capital expenditures of approximately $200,000. The Company anticipates that approximately $500,000 will be required for capital expenditures during the remainder of 2002. Additional expenditures may be required for other mergers and acquisitions.

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

Comparison of Statements of Income

         The net interest margin on a taxable-equivalent basis was 4.53% and 5.02% during the six months ended June 30, 2002 and 2001, respectively, a decrease of 49 basis points. These variances are attributable to fluctuations in the average rates charged and fees earned on loans and the average rates paid on deposit accounts. Several decreases in key interest rates by the Federal Reserve Bank during the last half of 2001 also attributed to the decrease in net interest margin, because the rate of yield on certain variable-rate assets decreased immediately, whereas most interest-bearing liabilities are fixed-rate, and thus rates could not be decreased until maturity.

         Net interest income was $23.4 million as compared to $19.4 million during the six months ended June 30, 2002 and 2001, respectively, representing an increase of 20.62%. This increase of $4 million was largely attributable to the new acquisitions which contributed $3.6 million of this increase.

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $1,733,000 and $1,216,000 during the six months ended June 30, 2002 and 2001. This $517,000 increase in 2002 over 2001 was primarily attributable to replenishing the reserve for loan losses to an adequate level due to $2.6 million in charge offs, net of recoveries, for the first six months and also for the 3.08% growth in the loan portfolio. Charge offs, net of recoveries, for the first six months of 2001 amounted to a net recovery of $179,000. The comparatively high net charge offs for the first six months of 2002 resulted in part from anticipated charge offs against reserves established in connection with two acquisitions made during 2001, and in part from an aggressive effort during the first two quarters of 2002 to resolve a number of small non-performing loans on the books of the subsidiary banks.

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

         The allowance for loan losses totaled $14.06 million and $14.94 million as of June 30, 2002 and December 31, 2001, respectively. The allowance for loan losses as a percentage of total loans was 1.70% and 1.86% as of June 30, 2002 and December 31, 2001, respectively.

         Non-performing assets were $10.2 million and $13.2 as of June 30, 2002 and December 31, 2001, respectively. The ratio of non-performing assets as a percentage of the loan loss reserve was 72.6% and 88.4% as of June 30, 2002 and December 31, 2001, respectively.

         Management considers the allowance for loan losses as of June 30, 2002 adequate to cover potential losses in the loan portfolio.

         Following is a comparison of noninterest income for the six months ended June 30, 2002 and 2001 (dollars in thousands).

                                                           Six months Ended
                                                                 June
                                                         ------------------
                                                          2002         2001
                                                         ------      ------
         Service charges on deposits                     $4,807      $3,247
         Other service charges, commissions and fees      1,595       1,139
         Other income                                       209         146
         Gain (Loss) on sale of securities                   22          (1)
                                                         ------      ------
                   Total noninterest income              $6,633      $4,531
                                                         ======      ======


         Total noninterest income for the six months ended June 30, 2002 was $2,102,000 higher than during the same period in 2001. Three recent acquisitions are reflected in 2002's results, but not 2001. Approximately $688,000 of the increase is attributable to these acquisitions. Approximately 90% of the remaining increase is attributable to three retail-related initiatives: (1) an increase in mortgage loan fees; (2) an increase in credit life insurance premiums; and (3) a new program to increase overdraft fees on deposit accounts.

         Additionally insufficient fund charges on checking deposit accounts in all other subsidiary banks increased $1,253,000 during the six months ended June 30, 2002 as compared to the same period last year. This increase is mostly attributable to an increase in the per item charge for overdrafts. Other service charges, commissions and fees increased because of enhanced income from the Company's retail division, particularly mortgage financing. Of the $456,000 increase, 70% or $317,000 was attributable to mortgage financing.

         Following is an analysis of noninterest expense for the six months ended June 30, 2002 and 2001 (dollars in thousands).

                                                  Six months Ended
                                                        June
                                                --------------------
                                                  2002         2001
                                                -------      -------
         Salaries and employee benefits         $11,589      $ 8,965
         Occupancy and equipment expense          2,424        2,267
         Other expense                            6,793        4,891
                                                -------      -------
                   Total noninterest expense    $20,806      $16,123
                                                =======      =======

         Total noninterest expense for the six months ended June 30, 2002 was $4,683,000 higher than during the same period in 2001.

         Salaries and employee benefits for the six months ended June 30, 2002 were $2,624,000 or 29.27% higher than during the same period in 2001. The new acquisitions accounted for approximately $1,567,000 of the increase and the remaining $1,057,000 related to normal increases in salaries and employee benefits, and an increase in the number of employees throughout the company. Of the $1,902,000 million increase in other expense $496,000 is attributable to an increase in amortization expense as a result of acquisitions made during the last three quarters of 2001, $836,000 is attributable to other expenses of the acquired banks, and $102,000 is attributable to systems conversion expenses of the acquired banks.

         Following is a condensed summary of net income during the six months ended June 30, 2002 and 2001 (dollars in thousands).

                                                  Six months Ended
                                                        June 30,
                                                --------------------
                                                  2002        2001
                                                -------      -------
         Net interest income                    $23,449      $19,427
         Provision for loan losses                1,733        1,216
         Other income                             6,633        4,531
         Other expense                           20,806       16,123
                                                -------      -------
                   Income before income taxes     7,543        6.619
         Applicable income taxes                  2,488        2,131
                                                -------      -------
                   Net income                   $ 5,055      $ 4,488
                                                =======      =======

         Net income increased $567,000 or 12.63% to $5,055,000 for the six months ended June 30, 2002 as compared to $4,488,000 for the six months ended June 30, 2001. Net interest income of ABC and its subsidiaries increased $4,022,000, the provision for loan losses increased by $517,000 and all other noninterest expense increased by $4,683,000.

Comparison of Balance Sheets

         Total assets decreased by $50 million, or 4.25% to $1,127 million at June 30, 2002 from $1,177 million at December 31, 2001.

         Total earning assets decreased by $33 million, or 3.09%, to $1,035 million at June 30, 2002 from $1,068 million at December 31, 2001.

         Loans, net of the allowance for loan losses, increased by $24 million, or 3.08% to $814 million at June 30, 2002 from $790 million at December 31, 2001.

         Total deposits decreased by $49 million, or 5.26% to $882 million at June 30, 2002 from $931 million at December 31, 2001. Approximately 12.75% and 13.53% of deposits were noninterest-bearing as of June 30, 2002 and December 31, 2001, respectively.

         The decrease in total assets and deposits was due to an intentional reduction in non-core deposits. Retaining maturing deposits would have required paying higher rates than were desired because of current market pressures. Given the Company's current loan funding projections and alternative funding sources available, a significant amount of maturing deposits were not renewed.

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

         The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 5.30% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 7.34% if rates decline over the next year.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Securities Holders

         The Annual Meeting of the Shareholders of the Company was held on May 14, 2002. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares outstanding, net of 911,690 shares held for the treasury amounted to 9,878,679. A total of 6,886,395 shares were represented by shareholders in attendance or by proxy. Director nominees were elected by a vote of 6,773,135 shares for, and 113,260 withholding authority, representing 69% in favor of the following directors elected to serve as Class II directors, until the annual meeting to be held in 2005.

                  J. Raymond Fulp
                  Robert P. Lynch
                  J. Thomas Whelchel
                  Henry C. Wortman

         Ratification of the appointment of Mauldin & Jenkins, Certified Public Accountants and Consultants, LLC, as the Company's independent accountants for the fiscal year ended December 31, 2001, by a vote of 6,853,362 for, 18,520 against, and 14,513 abstaining, representing 69% in favor.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 99.1  Section 906 Certification
         Exhibit 99.2  Section 906 Certification

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:

                                          ABC BANCORP

     8/13/02                              /s/ W. EDWIN LANE, JR.
-----------------                         --------------------------------------
      Date                                W. EDWIN LANE, JR.
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER
                                          (Duly authorized officer and principal
                                          financial/accounting officer)