Form 10-Q/A
period 2002-06-30
ABC BANCORP
filed 2002-08-22
CIK 351569

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

                                   ABC BANCORP
                         QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 30, 2002

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
                                                                               ==========               ==========

See Notes to Consolidated Financial Statements.

                          ABC BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                               2002                     2001
                                                                             --------                 --------
OPERATING ACTIVITIES
   Net Income                                                                $  5,055                 $  4,488
                                                                             --------                 --------
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation                                                              1,151                      929
      Provision for loan losses                                                 1,733                    1,216
      Amortization of intangible assets                                           818                      469
      Other prepaids, deferrals and accruals, net                               1,521                      710
                                                                             --------                 --------
          Total adjustments                                                     5,223                    3,324
                                                                             --------                 --------

          Net cash provided by operating activities                            10,278                    7,812
                                                                             --------                 --------


INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                           39,256                   46,394
   Purchase of investment securities                                          (58,655)                 (22,757)
   Proceeds from sales of securities available for sale                         1,015                       40
   Decrease in federal funds sold                                                 (92)
   Increase in loans                                                          (26,051)                 (46,085)
   Net cash received from acquisitions                                              -                   17,911
   Purchase of premises and equipment                                          (1,360)                    (317)
                                                                             --------                 --------

          Net cash used in investing activities                               (45,887)                  (4,814)
                                                                             --------                 --------

FINANCING ACTIVITIES

   Net increase (decrease) in deposits                                        (49,506)                   2,140
   Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                              (542)                   2,269
   Increase (decrease) in other borrowings                                     (2,021)                   2,264
   Dividends paid                                                              (2,367)                  (2,060)
   Purchase of treasury stock                                                  (1,962)                       -
                                                                             --------                 --------

          Net cash used in financing activities                               (56,398)                   4,613
                                                                             --------                 --------

   Net increase (decrease) in cash and due from banks                        $(92,007)                $  7,611

   Cash and due from banks at beginning of period                             157,475                   43,363
                                                                             --------                 --------

   Cash and due from banks at end of period                                  $ 65,468                 $ 50,974
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

     8/21/02                              /s/ W. EDWIN LANE, JR.
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