Form 10-Q
period 2002-09-30
ABC BANCORP
filed 2002-11-14
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-16181

ABC BANCORP
(Exact name of registrant as specified in its charter)

GEORGIA (State of incorporation)	58-1456434 (IRS Employer ID No.)

24 SECOND AVE., SE MOULTRIE, GA 31768
(Address of principal executive offices)

(229) 890-1111
(Registrant’s telephone number)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 9,845,136 shares of Common Stock outstanding as of September 30, 2002.

ABC BANCORP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

SIGNATURE	14

ABC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	30-Sep 2002	Dec 31 2001

Assets
Cash and due from banks	$124,465	$157,475
Securities available for sale, at fair value	138,254	156,835
Federal funds sold	0	44

Loans	847,297	805,076
Less allowance for loan losses	14,808	14,944

Loans, net	832,489	790,132

Premises and equipment, net	26,637	26,821
Intangible assets	4,795	6,074
Goodwill	19,240	19,240
Other assets	17,945	20,265

	$1,163,825	$1,176,886

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand	112,785	125,522
Interest-bearing demand	243,199	254,301
Savings	65,362	62,536
Time, $100,000 and over	157,529	156,562
Other time	313,407	332,235

Total deposits	892,282	931,156
Federal funds purchased & securities sold under agreements to repurchase	3,226	3,792
Other borrowings	117,832	95,293
Other liabilities	9,137	7,997
Trust preferred securities	34,500	34,500

Total liabilities	1,056,977	1,072,738

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 10,806,269 and 10,790,369 shares issued, respectively	10,806	10,790
Capital surplus	45,831	45,616
Retained earnings	57,664	53,584
Accumulated other comprehensive income	1,602	1,034
Unearned compensation	(552)	(656)

	115,351	110,368
Less cost of shares acquired for the treasury, 961,133 and 790,982 shares	(8,503)	(6,220)

Total stockholders' equity	106,848	104,148

	$1,163,825	$1,176,886

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in Thousands)
(Unaudited)

	2002	2001

Interest income
Interest and fees on loans	$16,526	$17,508
Interest on taxable securities	2,077	2,374
Interest on nontaxable securities	47	215
Interest on deposits in other banks	216	198
Interest on federal funds sold	—	16

	18,866	20,311

Interest expense
Interest on deposits	4,833	8,244
Interest on federal funds purchased and securities sold under agreements to repurchase	20	32
Interest on other borrowings	1,996	994

	6,849	9,270

Net interest income	12,017	11,041
Provision for loan losses	2,224	1,281

Net interest income after provision for loan losses	9,793	9,760

Other income
Service charges on deposit accounts	2,669	1,945
Other service charges, commissions and fees	746	710
Other	10	170
Gain on sale of securities	1,617	12

	5,042	2,837

Other expense
Salaries and employee benefits	5,965	4,781
Equipment and occupancy expense	1,271	1,393
Other operating expenses	3,776	2,488

	11,012	8,662

Income before income taxes	3,823	3,935

Applicable income taxes	1,253	1,328

Net income	$2,570	$2,607

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net of tax	$783	$1,125
Reclassification adjustment for gains included in net income, net of tax	$(1,067)	$(7)

Comprehensive income	$2,286	$3,725

Income per common share-Basic	$0.26	$0.27

Income per common share-Diluted	$0.26	$0.27

Average shares outstanding	9,852,046	9,729,237

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in Thousands)
(Unaudited)

	2002	2001

Interest income
Interest and fees on loans	$49,473	$48,258
Interest on taxable securities	6,463	6,780
Interest on nontaxable securities	144	675
Interest on deposits in other banks	754	550
Interest on federal funds sold	1	44

	56,835	56,307

Interest expense
Interest on deposits	15,731	23,149
Interest on federal funds purchased and securities sold under agreements to repurchase	94	120
Interest on other borrowings	5,544	2,570

	21,369	25,839

Net interest income	35,466	30,468
Provision for loan losses	3,957	2,497

Net interest income after provision for loan losses	31,509	27,971

Other income
Service charges on deposit accounts	7,476	5,192
Other service charges, commissions and fees	2,341	1,849
Other	219	316
Gain on sale of securities	1,639	11

	11,675	7,368

Other expense
Salaries and employee benefits	17,554	13,746
Equipment and occupancy expense	3,695	3,660
Other operating expenses	10,569	7,379

	31,818	24,785

Income before income taxes	11,366	10,554

Applicable income taxes	3,741	3,459

Net income	$7,625	$7,095

Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of tax	$1,650	$2,790

Reclassification adjustment for gains included in net income, net of tax	$(1,082)	$(7)

Comprehensive income	$8,193	$9,878

Income per common share-Basic	$0.77	$0.79

Income per common share-Diluted	$0.77	$0.79

Average shares outstanding	9,883,491	8,949,696

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in Thousands)
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net Income	$7,625	$7,095

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,743	1,885
Provision for loan losses	3,957	2,497
Amortization of intangible assets	1,279	785
Other prepaids, deferrals and accruals, net	3,505	2,926

Total adjustments	10,484	8,093

Net cash provided by operating activities	18,109	15,188

INVESTING ACTIVITIES
Proceeds from maturities of investment securities	42,309	74,610
Purchase of investment securities	(68,403)	(41,812)
Proceeds from sales of securities available for sale	45,538	40
Decrease in federal funds sold	44	7,940
Increase in loans	(46,314)	(66,221)
Net cash received from acquisitions	—	12,421
Purchase of premises and equipment	(1,559)	(1,177)

Net cash used in investing activities	(28,385)	(14,199)

FINANCING ACTIVITIES

Net increase (decrease) in deposits	(38,874)	1,474
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(566)	1,891
Increase in other borrowings	22,539	36,900
Dividends paid	(3,550)	(3,260)
Acquisition stock issue cost		(432)
Purchase of treasury stock	(2,283)	—

Net cash provided by (used in) financing activities	(22,734)	36,573

Net increase (decrease) in cash and due from banks	$(33,010)	$37,562

Cash and due from banks at beginning of period	157,475	43,363

Cash and due from banks at end of period	$124,465	$80,925

See Notes to Consolidated Financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of ABC Bancorp and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.      RECENTLY ADOPTED ACCOUNTING STANDARDS

         In September 2001, the Financial Accounting Standards Board issued two new accounting standards: Statement of Financial Standards (“SFAS”) No 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No 141, which was effective immediately, requires that all business combinations consummated after September 30, 2001 be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted for by the pooling-of-interests method in accordance with AFB Opinion No. 16, “Business Combinations.” Under SFAS No. 142, goodwill and intangible assets that management concludes have indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually. The Company was required to adopt SFAS No. 142 on January 1, 2002. During October, 2002, the Company performed the required annual impairment tests of goodwill and indefinite-lived intangible assets as of September 30, 2002. The test results indicated that there was no impairment of goodwill and indefinite-lived intangible assets for all acquisitions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC Bancorp and its subsidiaries (the “Company”) to meet those needs. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary Banks (the “Banks”) maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

         The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at September 30, 2002 were considered satisfactory. At that date, the Banks’ short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the nine months ended September 30, 2002, total capital increased $2,700,000 to $106,848,000. Of this change, $4,075,000 resulted from the retention of earnings (net of $3,550,000 dividends paid to shareholders), plus $340,000 for the accrual for grants of restricted shares as incentive to certain employees, plus $568,000 in other comprehensive income, net of taxes, less $2,283,000 for the purchase of Treasury Stock.

         At September 30, 2002, ABC had binding commitments for capital expenditures of approximately $100,000. The Company anticipates that approximately $100,000 will be required for capital expenditures during the remainder of 2002. Additional expenditures may be required for other mergers and acquisitions.

Results of Operations

         The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Banks’ ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

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

Comparison of Statements of Income

         The net interest margin on a taxable-equivalent basis was 4.54% and 4.91% during the nine months ended September 30, 2002 and 2001, respectively, a decrease of 37 basis points. These variances are attributable to fluctuations in the average rates charged and fees earned on loans and the average rates paid on deposit accounts. Several decreases in key interest rates by the Federal Reserve Bank during the last half of 2001 and first half of 2002 also attributed to the decrease in net interest margin, because the rate of yield on certain variable-rate assets decreased immediately, whereas most interest-bearing liabilities are fixed-rate, and thus rates could not be decreased until maturity.

         Net interest income was $35.5 million as compared to $30.5 million during the nine months ended September 30, 2002 and 2001, respectively, representing an increase of 16.39%. This increase of $5 million was largely attributable to the new acquisitions which contributed $4.2 million of this increase.

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $3,957,000 and $2,497,000 during the nine months ended September 30, 2002 and 2001. This $1,460,000 increase in 2002 over 2001 was primarily attributable to replenishing the reserve for loan losses to an adequate level due to $4.1 million in charge offs, net of recoveries, for the first nine months and also for the 5.22% growth in the loan portfolio. Charge offs, net of recoveries, for the first nine months of 2001 amounted to $1,005,000. The comparatively high net charge offs for the first nine months of 2002 resulted in part from anticipated charge offs against reserves established in connection with two acquisitions made during 2001, and in part from an aggressive effort during the first two quarters of 2002 to resolve a number of small non-performing loans on the books of the subsidiary banks.

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated quarterly based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require attention. Another factor used in determining the adequacy of the reserve is management’s judgment about factors affecting loan quality and assumptions about the local and national economy.

         The allowance for loan losses totaled $14.81 million and $14.94 million as of September 30, 2002 and December 31, 2001, respectively. The allowance for loan losses as a percentage of total loans was 1.75% and 1.86% as of September 30, 2002 and December 31, 2001, respectively.

         Non-performing assets were $9.5 million and $13.2 million as of September 30, 2002 and December 31, 2001, respectively. The ratio of non-performing assets as a percentage of the loan loss reserve was 64.4% and 88.4% as of September 30, 2002 and December 31, 2001, respectively.

         Management considers the allowance for loan losses as of September 30, 2002 adequate to cover potential losses in the loan portfolio.

         Following is a comparison of noninterest income for the nine months ended September 30, 2002 and 2001 (dollars in thousands).

	Nine months Ended September

	2002	2001

Service charges on deposits	$7,476	$5,192
Other service charges, commissions and fees	2,341	1,849
Other income	219	316
Gain (Loss) on sale of securities	1,639	11

Total noninterest income	$11,675	$7,368

         Total noninterest income for the nine months ended September 30, 2002 was $4,307,000 higher than during the same period in 2001. Three recent acquisitions are reflected in 2002’s results. Approximately $923,000 of the increase is attributable to these acquisitions. Approximately 90% of the remaining increase is attributable to three retail-related initiatives: (1) an increase in mortgage loan fees; (2) an increase in credit life insurance premiums; and (3) a new program to increase overdraft fees on deposit accounts.

         Additionally insufficient fund charges on checking deposit accounts in all other subsidiary banks increased $1,850,000 during the nine months ended September 30, 2002 as compared to the same period last year. This increase is mostly attributable to an increase in the per item charge for overdrafts. Other service charges, commissions and fees increased because of enhanced income from the Company’s retail division, particularly mortgage financing. Of the $492,000 increase, 78% or $386,000 was attributable to mortgage financing.

         Following is an analysis of noninterest expense for the nine months ended September 30, 2002 and 2001 (dollars in thousands).

	Nine months Ended September

	2002	2001

Salaries and employee benefits	$17,554	$13,746
Occupancy and equipment expense	3,695	3,660
Other expense	10,569	7,379

Total noninterest expense	$31,818	$24,785

         Total noninterest expense for the nine months ended September 30, 2002 was $7,033,000 higher than during the same period in 2001.

         Salaries and employee benefits for the nine months ended September 30, 2002 were $3,808,000 or 27.7% higher than during the same period in 2001 of which $260,000 represented a non-recurring charge for severance pay. The new acquisitions accounted for approximately $1,726,000 of the increase. The remaining $1,822,000 related to normal increases in salaries and employee benefits, and an increase in the number of employees throughout the Company. Of the $3,190,000 million increase in other expense, $1,819,000 is attributable to other expenses of the acquired banks, and $102,000 is attributable to systems conversion expenses of the acquired banks.

         Following is a condensed summary of net income during the nine months ended September 30, 2002 and 2001 (dollars in thousands).

	Nine months Ended September

	2002	2001

Net interest income	$35,466	$30,468
Provision for loan losses	3,957	2,497
Other income	11,675	7,368
Other expense	31,818	24,785

Income before income taxes	11,366	10,554
Applicable income taxes	3,741	3,459

Net income	$7,625	$7,095

         Net income increased $530,000 or 7.47% to $7,625,000 for the nine months ended September 30, 2002 as compared to $7,095,000 for the nine months ended September 30, 2001. Net interest income of ABC and its subsidiaries increased $4,998,000, the provision for loan losses increased by $1,460,000 and all other noninterest expense increased by $7,033,000.

Comparison of Balance Sheets

         Total assets decreased by $13 million, or 1.10% to $1,164 million at September 30, 2002 from $1,177 million at December 31, 2001.

         Total earning assets decreased by $7 million, or .66%, to $1,061 million at September 30, 2002 from $1,068 million at December 31, 2001.

         Loans, net of the allowance for loan losses, increased by $42 million, or 5.32% to $832 million at September 30, 2002 from $790 million at December 31, 2001.

         Total deposits decreased by $39 million, or 4.19% to $892 million at September 30, 2002 from $931 million at December 31, 2001. Approximately 12.67% and 13.53% of deposits were noninterest-bearing as of September 30, 2002 and December 31, 2001, respectively.

         The decrease in total assets and deposits was due to an intentional reduction in non-core deposits. Retaining maturing deposits would have required paying higher rates than were desired because of current market pressures. Given the Company’s current loan funding projections and alternative funding sources available, a significant amount of maturing deposits were not renewed.

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

         Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company’s asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

         The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 5.28% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 8.02% if rates decline over the next year.

ITEM 4.	CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

         The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)      Changes in Internal Controls.

         Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Part II.      Other Information

Item 4.	Submission of Matters to a Vote of Securities Holders

         There were no matters submitted to a vote of securities holders during the quarter ended September 30, 2002.

Item 6.	Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit 99.1 Section 906 Certification Exhibit 99.2 Section 906 Certification Exhibit 10.1 Commission Agreement Exhibit 10.2 Termination Agreement

         (b)      Reports on Form 8-K

None

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:

ABC BANCORP
11/13/02	/s/ W. EDWIN LANE, JR.

Date	W. EDWIN LANE, JR. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Duly authorized officer and principal financial/accounting officer)

I, Kenneth J. Hunnicutt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ABC Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov 13, 2002
/s/ KENNETH J. HUNNICUTT

Kenneth J. Hunnicutt, President and Chief Executive Officer

I, W. Edwin Lane, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ABC Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02
/s/ W. EDWIN LANE, JR.,

W. Edwin Lane, Jr., Chief Financial Officer