Form 10-K
period 2002-12-31
ABC BANCORP
filed 2003-03-31
CIK 351569

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-13901

ABC BANCORP (A GEORGIA CORPORATION)
I.R.S. EMPLOYER IDENTIFICATION NUMBER 58-1456434
24 2nd AVENUE, S.E., MOULTRIE, GEORGIA 31768
TELEPHONE NUMBER: (229) 890-1111

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, Par Value $1 Per Share

Check whether the registrant (1) has filed all reports required to befiled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if disclosure of delinquent filers pursuant to Item405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).

Yes ☒	No ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, registrant had outstanding 9,854,279 shares of common stock, $1 par value per share, which is registrant’s only class of common stock.   The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $136,041,000 million.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART I

ITEM 1.	BUSINESS OF THE COMPANY AND THE SUBSIDIARY BANKS

          ABC Bancorp (“ABC”) was organized as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended in 1981 (the “BHCA”), and the bank holding company laws of Georgia.

          ABC provides, through its commercial bank subsidiaries described below (sometimes hereinafter referred to as “Banks”), banking services to individuals and businesses in Southern Georgia, Southeastern Alabama and Northern Florida.  ABC’s executive office is located at 24 2nd Avenue, S.E., Moultrie, Georgia 31768, its telephone number is (229) 890-1111 and its Internet address is http://www.abcbancorp.com.  As a registered bank holding company, ABC is subject to the applicable provisions of the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act, as well as to supervision by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the State of Georgia Department of Banking and Finance.  ABC makes available, free of charge through its Internet website, copies of its annual reports and quarterly reports as soon as reasonably practicable after it electronically files such materials with the SEC.  ABC will make available free of charge paper copies of its current reports on Form 8-K upon request.

          Our primary business as a bank holding company is to manage the business and affairs of our Banks. The Banks provide a broad range of retail and commercial banking services to its customers, including checking, savings, NOW and money market accounts and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles, credit cards; debit cards; overdraft protection services; Internet banking; letters of credit; trust services through Reliance Trust Company; brokerage services through either PFIC Securities Corporation or Raymond James Financial Services, Inc.; fixed rate annuities through PFIC Corporation; IRAs; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers and automated teller machines.  We maintain a diversified loan portfolio and make no foreign or energy-related loans.

          While we have decentralized certain of our management responsibilities, we maintain efficient centralized operating systems.  As a result, corporate policy, strategy and certain administrative policies are established by our board of directors, while lending and community-specific marketing decisions are made primarily by each bank to allow it to respond to differing needs and demands of its own market. Data processing functions are centralized in ABC’s data processing division located in Moultrie, Georgia.  Within this framework, the Banks focus on providing personalized services and quality products to their customers to meet the needs of the communities they serve.  Our objective is to establish ABC as a major financial institution in Southern Georgia, Southeastern Alabama and Northern Florida.  Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy.

          As a bank holding company, we perform central data processing functions, purchasing and other common functions and provides certain management services for our Banks.  Traditional banking services are conducted by the Banks.

Our Subsidiaries

          Following is a list of our Banks, the market areas served by the Banks and the estimated relative size of the Banks as compared with their major competitors.

Subsidiary Bank	Principal Market Area	Estimated Relative Size Among Competitors

American Banking Company	Moultrie and Colquitt County, Georgia	Second largest of seven banks in Colquitt County, Georgia
Heritage Community Bank	Quitman and Brooks County, Georgia and Valdosta and Lowndes County, Georgia	Second largest of four banks in Brooks County, Georgia
Bank of Thomas County	Coolidge, Thomasville and Thomas County, Georgia	Fifth largest of seven banks in Thomas County, Georgia
Citizens Security Bank	Tifton and Tift County, Georgia, Ocilla and Irwin County, Georgia, Douglas and Coffee County, Georgia	Third largest of seven banks in Tift County, Georgia
Cairo Banking Company	Cairo and Grady County, Georgia, Meigs and Thomas County, Georgia	Second largest of six banks in Grady County, Georgia
Southland Bank	Dothan, Abbeville, Clayton, Eufaula and Headland, Alabama	Fifth largest of eleven banks in Houston County, Alabama
Central Bank & Trust Company	Cordele and Crisp County, Georgia	Third largest of five banks in Crisp County, Georgia
First National Bank of South Georgia	Albany and Dougherty County, Georgia and Lee County, Georgia	Fifth largest of nine banks in Dougherty County, Georgia
Merchants & Farmers Bank	Donalsonville and Seminole County, Georgia and Colquitt and Miller County, Georgia	Second largest of three banks in Seminole County, Georgia
Tri-County Bank	Trenton and Gilchrist County, Florida and Newberry and Alachua County, Florida	Largest of three banks in Gilchrist County, Florida
The First Bank of Brunswick	Brunswick, St. Simons Island, Jekyll Island and Glynn County, Georgia	Fourth largest of eight banks in Glynn County, Georgia

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

          On August 30, 2001, ABC formed ABC Bancorp Capital Trust I, a Delaware statutory trust and a wholly-owned subsidiary of ABC (the “Trust”), for the purpose of (i) issuing and selling its common securities to ABC and its trust preferred securities to the public, and (ii) using the proceeds from the sale of the trust preferred securities to purchase 9.00% Subordinated Debentures (the “Subordinated Debentures”) from ABC.  In the quarter ended December 31, 2001, the Trust sold its securities and used the proceeds to purchase the Subordinated Debentures, which are the sole asset of the Trust.  ABC pays interest on the Subordinated Debentures to the Trust at the end of each quarter at an annual rate of 9.00%, which is equal to the dividend rate payable by the Trust to the holders of its preferred securities.  The cost of the issuance of the Trust’s preferred securities is treated as a deferred asset and will be amortized over the life of the securities.  Following the offer and sale of the Trust’s securities, ABC owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of the Company.  See the Notes to ABC’s Consolidated Financial Statements included in this annual report for a further discussion regarding the issuance of Trust’s preferred securities.

Our Market Areas and Competition

          Our market area is located in Southern Georgia, Southeastern Alabama and Northern Florida. The Banks’ main offices and larger branches are located in the southern Georgia cities of Albany, Brunswick, Cairo, Colquitt, Cordele, Donalsonville, Douglas, Jekyll Island, Moultrie, Ocilla, Quitman, St. Simons Island, Thomasville, Tifton and Valdosta, the southern Alabama cities of Abbeville, Clayton, Dothan, Eufaula and Headland and the northern Florida cities of Trenton and Newberry.  The Banks have a total of 35 offices located in either the cities or counties in which the main offices are located or in nearby cities.

          We have subsidiary banks in several high-growth market areas that offer favorable growth and profitability potential, including banks in the cities of Valdosta, Tifton and Cordele, which are located along the I-75 corridor of Georgia, a major north-south transportation artery.  We also have banks in Albany, Georgia and Dothan, Alabama, both of which are developing commercial and industrial “hubs” where residents of the numerous smaller, surrounding cities find jobs, entertainment, consumer products and services and medical services.

          The banking industry in Georgia, Alabama and Florida is highly competitive. In recent years, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Each of the Banks faces strong competition in attracting deposits and making loans. Their most direct competition for deposits comes from other commercial banks, thrift institutions, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in the Banks’ competition for deposits.

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

          Management expects that competition will become more intense in the future due to changes in state and federal laws and regulations and the entry of additional bank and nonbank competitors. See “Supervision and Regulation”.

Lending Policy

          We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Banks, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach.  All loans are subject to our written loan policy, which is reviewed annually, updated as needed, and provides that lending officers have sole authority to approve loans of various maximum amounts commensurate with their seniority and experience.  Each bank’s president has sole discretion to approve loans in varying principal amounts up to specified limits established for each president.  Each bank’s board of directors reviews and approves loans that exceed management’s lending authority and, in certain instances, other types of loans.  New credit extensions are reviewed daily by each bank’s senior management and at least monthly by its board of directors.

          The lending officers at each bank have authority to make loans only in the county in which the Bank is located and its contiguous counties.  Occasionally, the loan committee of the Company will approve a loan for purposes outside of the market area of our Banks, provided the Bank has established a relationship with the borrower by making loans for purposes within the Banks’ market area.  Our lending policy requires analysis of the borrower’s projected cash flow and ability to service the debt.  For agricultural loans, the lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower’s updated cash flow projections.  Each subsidiary bank is assigned an approval limit by the holding company, which serves as the maximum limit of new extensions of credit each Bank can approve.  That approval limit is reviewed annually by the Holding Company and adjusted as needed.  All extensions of credit in excess of the Banks’ internal approval limits are reviewed by ABC’s Senior Credit Officer.  Further approval by a Holding Company loan committee may also be needed.  Under our ongoing loan review program, all loans are subject to sampling and objective review by an assigned loan reviewer who is independent of the originating loan officer.

          We actively market our services to qualified lending customers in both the commercial and consumer sectors.  Our commercial lending officers actively solicit the business of new companies entering the market as well as longstanding members of that market’s business community.  Through personalized professional service and competitive pricing, we have been successful in attracting new commercial lending customers.  At the same time, we actively advertise our consumer loan products and continually seek to make our lending officers more accessible.

          Each bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action when necessary.  Each bank’s lending officers and board of directors meet periodically to review all past due loans, the status of large loans and certain other matters. Individual lending officers are responsible for reviewing collection of past due amounts and monitoring any changes in the financial status of the borrowers.

Lending Activities

          General.  We provide a broad range of commercial and retail lending services to corporations, partnerships and individuals, including agricultural, commercial business loans, commercial and residential real estate construction and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit.  The loan department of each bank makes loans to consumers and originates and services residential mortgages.

          Real Estate Loans.  Our real estate loans are for a term of years, although rarely more than ten, over which period the principal thereof is amortized, and are generally secured by residential real estate, farmland or commercial real estate.  Real estate related loans represent a significant portion of the loan portfolio.

          Agricultural Loans.  Our agricultural loans are made to finance crop production expenses and to finance the purchase of farm-related equipment or farmland. Agricultural loans typically involve seasonal fluctuations in amounts.  Although we typically look to an agricultural borrower’s cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance or a mortgage on real estate.  In addition, a portion of our agricultural loans are guaranteed by the FmHA Guaranteed Loan Program.

          Commercial and Industrial Loans. General commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies and other industries. Management believes that a significant portion of these loans are, to varying degrees, agricultural-related.  The Banks have also generated loans which are guaranteed by the U. S. Small Business Administration. Management believes that making such loans helps the local community and also provides ABC with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors.  Although we typically look to a commercial borrower’s cash flow as the principal source of repayment for such loans, some commercial loans are secured by inventory, equipment, accounts receivable and other assets.

          Consumer Lending.  Our consumer loans include motor vehicle, home improvement, home equity, student and signature loans and small personal credit lines.  Many of our Banks also offer credit cards to their customers via a marketing agreement with MBNA.

          Compliance with Community Reinvestment Act.  Each of our Banks has a Community Reinvestment Act Officer who develops and oversees that Bank’s Community Reinvestment Act program and makes quarterly reports to that Bank’s board of directors. The Banks regularly sponsor or participate in community programs designed to ascertain and meet the credit needs of each of the communities they serve, including low and moderate income neighborhoods. Some of these activities include participating in community meetings to explain the availability of Small Business Administration, Farmers’ Home Loan Administration and Regional Development Center loans, and sponsoring educational seminars for area farmers. In addition, each of our Georgia Banks participate in the Georgia Residential Finance Authority program which makes low interest rate loans to rehabilitate low income rental housing.

Trust Services

          We provide personal trust and employee benefit services to our customers through a contractual arrangement with Reliance Trust Company.

Deposits

          Checking, savings, NOW and money market accounts and other time accounts are the primary sources of the Banks’ funds for loans and investments.  Our Banks obtain most of their deposits from individuals and from businesses in their respective market areas.

          Our Banks have not had to attract new or retain old deposits by paying depositors rates of interest on certificates of deposit, money market and other interest-bearing accounts significantly above rates paid by other banks in our respective market areas. In the future, increasing competition among banks in our market areas may cause our Banks’ interest margins to shrink.  The Banks have never accepted deposits for which a broker’s commission was paid.

Investment Activities

          Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, our Banks may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds, industrial development revenue bonds and Government National Mortgage Association (“GNMA”) securities and satisfactorily rated trust preferred obligations.  Our Banks’ investments must satisfy certain investment quality criteria.  Our Bank’s investments must be rated at least “BAA” by either Moody’s or Standard and Poor’s.  Securities rated below “A” are periodically reviewed for creditworthiness.  Our Banks may purchase non-rated municipal bonds only if the issuer of such bonds is located in a Bank’s general market area and such bonds are determined by the purchasing Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the purchasing Bank’s market area and if the bonds are considered to possess a high degree of credit soundness.  Our Banks typically have not purchased a significant amount of GNMA securities, which normally have higher yields than our Banks’ other investments.

          While our investment policy permits the Banks to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Banks historically have not done so to any significant extent.

          Our investment committee implements the investment policy and portfolio strategies, monitors the portfolio and reports to each Bank’s board and ALCO committees.  Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our boards of directors each month. Once a year, the written investment policy is reviewed by our board of directors.

                    The Banks’ securities are kept in safekeeping accounts at correspondent banks.

Asset/Liability Management

          Our objective is to manage our assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies.  The overall philosophy of our management is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Properties

          The table below sets forth the location, size and other information with respect to ABC’s real properties.  Except for the leased Jekyll Island property and two locations in Dothan, Alabama, all properties are owned by ABC or the Banks and are unencumbered.

Offices	Used By	Approximate Square Footage

310 First Street, S.E., Moultrie, GA	ABC	7,000
317 South Main Street, Moultrie, GA	ABC	2,200
308-314 First Street, S.E., Moultrie, GA	ABC	4,000
24 Second Avenue, S. E., Moultrie, GA	ABC	15,500
731 West Second Street, Tifton, GA	ABC	5,580
305 South Main Street, Moultrie, GA	ABC and American Bank	7,048
225 South Main Street, Moultrie, GA	American Bank	9,000
1707 First Avenue, S.E., Moultrie, GA	American Bank	5,500
137 Broad Street, Doerun, GA	American Bank	3,860
2513 South Main Street, Moultrie, GA	American Bank	3,973
322 First Street, S.E., Moultrie, GA	American Bank	300
1000 West Screven Street, Quitman, GA	Heritage Bank	11,530
Highway 133 West, Valdosta, GA	Heritage Bank	1,100
3140 Inner Perimeter Road, Valdosta, GA	Heritage Bank	3,462
2484 East Pinetree Boulevard, Thomasville, GA	Thomas Bank	4,800
529 Pine Street, Coolidge, GA	Thomas Bank	4,000
111 East Eighth Street, Tifton, GA	Citizens Security Bank	11,700
735 West Second Street, Tifton, GA	Citizens Security Bank	11,000
301 South Irwin Avenue, Ocilla, GA	Citizens Security Bank	10,000
100 South Pearle Avenue, Douglas, GA	Citizens Security Bank	3,100
201 South Broad Street, Cairo, GA	Cairo Bank	10,000
Highway 84 Drive-in, Cairo, GA	Cairo Bank	1,000
12 East Depot Street, Meigs, GA	Cairo Bank	2,700
3299 Ross Clark Circle, Dothan, AL	Southland Bank	21,918
1817 South Oates Street, Dothan, AL	Southland Bank	2,500
1970 Reeves Street, Dothan, AL	Southland Bank	2,500
204 Kirkland Street, Abbeville, AL	Southland Bank	5,300
211 Eufaula Street, Clayton, AL	Southland Bank	4,500
1140 South Eufaula Avenue, Eufaula, AL	Southland Bank	2,650
208 Main Street, Headland, AL	Southland Bank	2,037
502 Second Street South, Cordele, GA	Central Bank	5,800
1302 Sixteenth Avenue East, Cordele, GA	Central Bank	300
509 16th Avenue, Cordele, GA	Central Bank	1,300
2627 Dawson Road, Albany, GA	First National Bank	8,750
1607 U. S. Highway 19 South, Leesburg, GA	First National Bank	7,000
109 West Third Street, Donalsonville, GA	M & F Bank	8,800
Highway 374 and 253, Donalsonville, GA	M & F Bank	840
162 East Crawford Street, Colquitt, GA	M & F Bank	4,672
302 North Main Street, Trenton, FL	Tri-County Bank	2,700
25365 West Newberry Road, Newberry, FL	Tri-County Bank	3,933
3340 Cypress Mill Road, Brunswick, GA	First Bank of Brunswick	8,500
5340 New Jesup Highway, Brunswick, GA	First Bank of Brunswick	4,100
3811 Frederick Road, St. Simons Island, GA	First Bank of Brunswick	7,500
18-B Beachview Drive, Jekyll Island, GA	First Bank of Brunswick	2,305

Employees

          At December 31, 2002, ABC and our Banks employed approximately 500 employees.  We consider our relationship with our employees to be satisfactory.

          We have adopted one retirement plan for our employees, the ABC Bancorp 401(k) Profit Sharing Plan.  This plan provides deferral of compensation by our employees and contributions by ABC.  ABC and our Banks made contributions for all eligible employees in 2002.  We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance.  Management considers these benefits to be competitive with those offered by other financial institutions in our market areas.  Our employees are not represented by any collective bargaining group.

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

•

it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

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

          The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than:

•	banking;

•	managing or controlling banks or other permissible subsidiaries; and

•	acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks.

General (Continued)

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

          The principal source of ABC’s cash revenues is dividends from its subsidiaries, and there are certain limitations under federal and state laws on the payment of dividends by our subsidiaries.  The prior approval of applicable regulatory authorities, as the case may be, is required if the total dividends declared by any subsidiary Bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock or 50% of the Bank’s net profits for the previous year in the case of Georgia banks.  The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include ABC and its Banks, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

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

          Retained earnings of our Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $10.4 million as of December 31, 2002.

Payment of Dividends and Other Restrictions (Continued)

          In addition, our Banks are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, ABC. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

          The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.  The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if one or more of the holding company’s bank subsidiaries are classified as undercapitalized.

          Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.  This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues.  As of December 31, 2002, ABC meets these requirements.

Capital Adequacy

          ABC must comply with the Federal Reserve’s established capital adequacy standards, and our Banks are required to comply with the capital adequacy standards established by the FDIC and the OCC.  The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure.  A bank holding company must satisfy all applicable capital standards to be considered in compliance.

          The risk-based capital standards are designed to:

•	make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies;

•	account for off-balance-sheet exposure; and

•	minimize disincentives for holding liquid assets.

          Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

          The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets.  The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.  During 2001, we increased our consolidated ratios by issuing trust preferred securities in the amount of $34,500,00. At December 31, 2002, $27,434,000 (25% of total Tier 1 Capital) was included in Tier 1 Capital and the balance included in Tier 2 Capital.  At December 31, 2002, ABC’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 14.87% and 12.79%, respectively.

Capital Adequacy (Continued)

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria.  All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. ABC’s ratio at December 31, 2002 was 9.49%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities.  The Federal Reserve has not advised ABC of any specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

          Our Banks are subject to risk-based and leverage capital requirements adopted by the FDIC and the OCC that are substantially similar to those adopted by the Federal Reserve for bank holding companies.  All of our Banks were in compliance with applicable minimum capital requirements as of December 31, 2002.

          Neither ABC nor any of our Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

          In January 2001, the Basel Committee on Banking Supervision issued a second consultative paper entitled “Proposal for a New Basel Capital Accord”.  This proposal, which will apply to all banks and holding companies that are parents of banking groups, is expected to be finalized by the end of 2003.  Implementation of this new framework, to the extent it is adopted and promulgated by the Federal Reserve, is expected to begin at the end of 2006.  The Company is monitoring the status and progress of this proposal.

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

Prompt Corrective Action

          The Federal Deposit Insurance Act (or “FDI Act”), among other things, requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements.  The FDI Act establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”.  A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

          The federal bank regulatory agencies have adopted regulations establishing relevant capital measurers and relevant capital levels applicable to FDIC-insured banks.  The relevant capital measures are the Total Capital ratio, Tier 1 Capital ratio and the leverage ratio.  Under the regulations, a FDIC-insured bank will be:

•

“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized”;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances);

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3% or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

          An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  As of December 31, 2002, all of ABC’s Banks had capital levels that qualify as “well capitalized” under such regulations.

Prompt Corrective Action (Continued)

          The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized”.  “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan.  The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital.  In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan.  The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan.  If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”.

          “Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks.  “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.  A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits.

Community Reinvestment Act

          The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities.  An institution’s size and business strategy determines the type of examination that it will receive.  Large, retail-oriented institutions are examined using a performance-based lending, investment and service test.  Small institutions are examined using a streamlined approach.  All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

          The Community Reinvestment Act regulations provide for certain disclosure obligations.  Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file.  Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs.  The Community Reinvestment Act requires public disclosure of a financial institution’s written Community Reinvestment Act evaluations.  This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

          The Gramm-Leach-Bliley Act made various changes to The Community Reinvestment Act.  Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made to a bank’s primary federal regulator.  A bank holding company will not be permitted to become a financial holding company and no new activities authorized under The Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” Community Reinvestment Act rating in its latest Community Reinvestment Act examination.

Privacy

          Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties which market the institutions’ own products and services.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

          The Gramm-Leach-Bliley Act also includes provisions to protect consumer privacy by prohibiting banks from disclosing non-public, personal, financial information to unaffiliated parties without the consent of the customer, and by requiring annual disclosure of the Banks’ privacy policies.  Each Bank’s primary regulator is responsible for promulgating rules to implement these provisions.

Legislative and Regulatory Changes

          The Gramm-Leach-Bliley Act allows bank holding companies that are “well managed” and “well capitalized” and whose depositor subsidiaries have “satisfactory” or better Community Reinvestment Act ratings to become financial holding companies that may engage in a substantially broader range of nonbanking activities than are currently permissible, including insurance underwriting and securities activities.  Effective August 24, 2000, ABC became a financial holding company.

Fiscal and Monetary Policy

          Banking is a business which depends on interest rate differentials.  In general, the difference between the interest paid by a bank on its deposits and its other borrowings, an the interest received by an bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings.  Thus, the earnings and growth of ABC will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve.  The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits.  The nature and timing of any changes in such policies and their effect on ABC cannot be predicted.

          Current and future legislation and the policies established by federal and state regulatory authorities will affect ABC’s future operations.  Banking legislation and regulations may limit our growth and the return to our investors by restricting certain of our activities.

          In addition, capital requirements could be changed and have the effect of restricting our activities or requiring additional capital to be maintained.  We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on ABC’s business.

Federal Home Loan Bank System

          All of our Banks have correspondent relationships with the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”), which is one of 12 regional Federal Home Loan Banks (or “FHLBs”) that administer the home financing credit function of savings companies.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans to members (i.e., advances) in accordance with policies and procedures, established by the Board of Directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.

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

          Title 6 of the GLB Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 (called the “FHLB Modernization Act”), has amended the Federal Home Loan Bank Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLBs.  The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital.  It also requires some minimum investment in the stock of the FHLBs of all member entities.  Capital will include retained earnings and two forms of stock: Class A stock redeemable within six months, written notice and Class B stock redeemable within five years written notice.  The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLBs enact implementing regulations.  The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

ITEM 2.                   PROPERTIES

                                 The principal properties of ABC consist of the properties of the Banks. For a description of the properties of the Banks, see “Item 1 - Business of ABC and the Banks - Properties” included elsewhere in this Annual Report.

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

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                                 No matters were submitted to a vote of ABC’s shareholders during the fourth quarter of 2002.

ITEM 4.5                 EXECUTIVE OFFICERS

                                 The following table sets forth certain information with respect to the executive officers of ABC.

Name, Age and Term as Officer	Position with the Registrant	Principal Occupation for the Last Five Years and Other Directorships

Kenneth J. Hunnicutt; 66; Officer since 1981	President and Chief Executive Officer, Director and Chairman of the Board

Chairman of the Board of ABC since May 2001, Chief Executive Officer since 1994 and President from 1981 to May 2001 and since August 2002. Mr. Hunnicutt served as Senior President of American Banking Company from 1989 to 1991 and as President of American Banking Company from 1975 to 1989.  From 1985 to May 2002, he served as a director on each of the subsidiary bank boards.

W. Edwin Lane, Jr.; 48 Officer since January 1995	Executive Vice President and Chief Financial Officer

Executive Vice President and Chief Financial Officer of ABC since January 1, 1995. Mr. Lane served as Controller of First Liberty Bank, Macon, Georgia from August 1992 to December 1994. Mr. Lane was associated with Mauldin & Jenkins, Certified Public Accountants, from 1985 to 1992, where he served as an audit manager from 1989 to 1992.

Jon S. Edwards; 41 Officer since March 1999	Executive Vice President and Regional Bank Executive for Southern Division, Director of Credit Administration

Executive Vice President and Regional Bank Executive for Southern Division since September 2002.  Director of Credit Administration since March 1999.  Senior Vice President of ABC from March 1999 to August 2002.  Since September 2002, Mr. Edwards has served on the Board of each of the subsidiary banks in the Southern Division.  Mr. Edwards served as the Manager of Loan Review of the GA/TN region of Nations Bank from March 1993 to March 1999.

Edwin W. Hortman, Jr.; 49 Officer since April 1998	Executive Vice President and Regional Bank Executive for Northern Division, President and Chief Executive Officer of Citizens Security Bank

Executive Vice President and Regional Bank Executive for Northern Division since September 2002.  President and Chief Executive Officer and Director of Citizens Security Bank since April 1998.  Mr. Hortman has served on Board of each of the subsidiary banks in the Northern Division since September 2002.  Mr. Hortman served as SVP of Colony Bankcorp and President of Colony Management Services from September 1992 to April 1998.

Cindi Lewis; 49 Officer since 1985	Executive Vice President and Director of Human Resources and Corporate Secretary

Executive Vice President since May 2002 and Director of Human Resources and Corporate Secretary since May 2000.  Senior Vice President of ABC from May 2000 to May 2002 and Vice President and Assistant Corporate Secretary from April 1992 to May 2000.

                                 Officers serve at the discretion of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a)

The Common Stock is listed on the Nasdaq National Market System (or “Nasdaq-NMS”) under the symbol “ABCB”.  The following table sets forth:  (a) the high and low bid prices for the common stock as quoted on Nasdaq-NMS during 2002 and 2001; and (b) the amount of quarterly dividends declared on the common stock during the periods indicated.

Calendar Period	Bid Prices		Cash Dividends Declared

2002	High	Low

First quarter	$14.70	$12.92	$.12
Second quarter	16.50	13.10	.12
Third quarter	15.24	11.05	.12
Fourth quarter	14.14	12.50	.12

Calendar Period	Bid Prices		Cash Dividends Declared

2001	High	Low

First quarter	$12.00	$9.13	$.12
Second quarter	12.62	11.00	.12
Third quarter	13.50	11.06	.12
Fourth quarter	13.95	12.15	.12

(b)	As of March 1, 2003, there were approximately 2,040 holders of record of the Common Stock, excluding individuals in security position listings.

(c)	ABC paid annual dividends on its common stock of $.48 per share for fiscal years 2002 and 2001.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

          The following table presents selected consolidated financial information for ABC. The data set forth below are derived from the audited consolidated financial statements of ABC. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands, Except Per Share Data)
Selected Balance Sheet Data:
Total assets	$1,192,477	$1,176,886	$826,197	$789,460	$724,946
Total loans	833,447	805,076	587,381	530,225	477,194
Total deposits	916,185	931,156	679,885	640,658	633,325
Investment securities	184,081	156,835	162,105	146,990	158,869
Shareholders’ equity	107,484	104,148	80,656	76,016	71,834
Selected Income Statement Data:
Interest income	$74,453	$76,090	$68,976	$59,991	$60,217
Interest expense	28,144	34,904	30,805	24,400	26,444

Net interest income	46,309	41,186	38,171	35,591	33,773
Provision for loan losses	5,574	4,566	1,712	2,154	5,505
Other income	15,610	11,725	8,215	7,752	9,376
Other expenses	40,913	34,020	30,233	27,942	27,996

Income before tax	15,432	14,325	14,441	13,247	9,648
Income tax expense	5,077	4,692	4,343	4,291	2,735

Net income	$10,355	$9,633	$10,098	$8,956	$6,913

Per Share Data:
Net income - basic	$1.05	$1.05	$1.19	$1.03	$0.79
Net income - diluted	1.05	1.04	1.19	1.03	0.79
Book value	11.00	10.42	9.66	8.71	8.29
Tangible book value	8.59	7.88	8.84	7.84	7.32
Dividends	0.48	0.48	0.46	0.35	0.33
Profitability Ratios:
Net income to average total assets	0.90%	1.00%	1.27%	1.23%	0.99%
Net income to average stockholders’ equity	9.81	10.30	13.19	11.93	10.07
Net interest margin	4.38	4.63	5.14	5.31	5.26
Efficiency ratio	66.08	64.30	65.18	64.47	64.88

SELECTED CONSOLIDATED FINANCIAL INFORMATION (Continued)

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands, Except Per Share Data)
Loan Quality Ratios:
Net charge-offs to total loans	0.68%	0.54%	0.30%	0.46%	0.62%
Reserve for loan losses to total loans and OREO	1.78	1.85	1.67	1.86	2.13
Nonperforming assets to total loans and OREO	1.11	1.67	0.95	1.15	1.99
Reserve for loan losses to nonperforming loans	196.64	124.97	202.18	178.26	116.25
Reserve for loan losses to total nonperforming assets	160.74	111.00	175.38	162.59	107.25
Liquidity Ratios:
Loans to total deposits	90.97%	86.46%	86.39%	82.76%	75.35%
Loans to average earnings assets	78.76	90.56	79.05	79.17	74.35
Noninterest-bearing deposits to total deposits	14.38	13.48	13.96	16.12	15.78
Capital Adequacy Ratios:
Common stockholders’ equity to total assets	9.01%	8.85%	9.76%	9.63%	9.91%
Average total stockholders’ equity to average total assets	9.18	9.74	9.59	10.29	9.81
Dividend payout ratio	45.71	45.71	38.66	33.98	41.77

SELECTED CONSOLIDATED FINANCIAL INFORMATION (Continued)

SELECTED QUARTERLY FINANCIAL DATA:

	Quarters Ended December 31, 2002

	4	3	2	1

	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$17,618	$18,866	$18,934	$19,035
Net interest income	10,843	12,017	12,041	11,408
Net income	2,730	2,570	2,883	2,172
Per Share Data:
Net income - basic	.28	.26	.29	.22
Net income - diluted	.28	.26	.29	.22
Dividends	.12	.12	.12	.12

	Quarters Ended December 31, 2001

	4	3	2	1

	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$19,784	$20,310	$18,200	$17,796
Net interest income	10,719	11,040	9,876	9,551
Net income	2,538	2,607	2,190	2,298
Per Share Data:
Net income - basic	.26	.27	.25	.27
Net income - diluted	.25	.27	.25	.27
Dividends	.12	.12	.12	.12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

          ABC’s 2002 Annual Report contains forward-looking statements in addition to historical information.  ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, ABC is required to note the variety of factors that could cause ABC’s actual results and experience to differ materially from the anticipated results or other expectations expressed in ABC’s forward-looking statements.  These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in ABC’s markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by ABC, state and federal banking regulations; changes in or application of environmental and other laws and regulations to which ABC is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in ABC’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.  The words “believe”, “expect”, “anticipate”, “project”, and similar expressions signify such forward-looking statements.

          Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of ABC.  Any such statement speaks only as of the date the statement was made.  ABC undertakes no obligation to update or revise any forward-looking statements.  Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the ABC’s  current and subsequent filings with the Securities and Exchange Commission.

General

          Our principal asset is the ownership of our Banks.  Accordingly, our results of operations are primarily dependent upon the results of operations of our Banks.  Our Banks conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate).  The Banks’ profitablity depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds).  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances.  Net interest income is dependent upon the Banks’ interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities.  When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income.   The interest rate spread is impacted by interest rates, deposit flows and loan demand.  Additionally, and to a lesser extent, the profitability of the Banks is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate.  Noninterest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans and investment securities.  Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

Results of Operations for Years Ended December 31, 2002, 2001 and 2000

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

          The net interest margin decreased 29 basis points to 4.39% in 2002 as compared to 4.68% in 2001.  This decrease resulted primarily from the monetary policy pursued by the Federal Reserve during 2002.  During 2001 the Federal Reserve  reduced the discount rate on 11 separate occasions resulting in a reduction in the prime interest rate a total of 475 basis points from 9.50% on January 1, 2001 to 4.75% on December 31, 2001.  The prime interest rate on December 31, 2001 was one-half of the effective rate on January 1, 2001.  The Federal Reserve reduced the discount by 50 basis points in November 2002 resulting in the reduction in the prime interest of 50 basis points to 4.25%.  As a result of these rate reductions, ABC’s average yield on interest-earning assets decreased 157 basis points to 7.04% in 2002 from 8.61% in 2001.  The average interest rate paid on interest-bearing liabilities decreased 152 basis points to 3.06% in 2001 from 4.58% in 2001.  Average interest-earning assets increased $169,193,000 or 19.03% to $1,058,221,000 in 2002 from $889,028,000 in 2001.  Average loans increased $129,647,000 or 18.57% to $827,939,000 in 2002 from $698,292,000 in 2001.  Average yield on loans decreased 148 basis points to 7.85% in 2002 as compared to 9.33% in 2001.  Average investments increased $9,953,000 or 6.27% to $168,807,000 in 2002 from $158,854,000 in 2001.  Average yield on investments decreased 147 basis points or 22.48% to 5.07% in 2002 as compared to 6.54% in 2001.  The significant decrease in yield resulted from a significant decrease in nontaxable securities as a percentage of total securities in our investments portfolio in 2002 as compared to 2001.  Average interest-bearing deposits in and federal funds sold to other banks increased $29,593,000 or 92.83% to $61,475,000 in 2002 from $31,882,000 in 2001.  Although the average yield on deposits in and federal funds sold to other banks decreased 145 basis points, the reduction in yield did not significantly affect the average yield on earning assets due to the relatively small volume of investments represented by such funds.  The increase in average interest-earning assets was funded by an increase in average deposits of  $112,895,000 or 14.46% to $893,759,000 in 2002 from $780,864,000 in 2001 and an increase in average other borrowings and trust preferred securities of $64,801,000 or 82.27% to $143,561,000 in 2002 from $78,760,000 in 2001.  Average interest paid on total average deposits decreased 185 basis points or 70.88% to 2.62% in 2002 as compared to 4.46% in 2001.  Approximately 13% of the total average deposits were noninterest-bearing deposits in 2002 and 2001.

          The net interest margin decreased 52 basis points to 4.68% in 2001 as compared to 5.20% in 2000.  This decrease in net interest margin resulted primarily from the monetary policy pursued by the Federal Reserve during 2001 as discussed in the prior paragraph.  Our average yield on interest-earning decreased 74 basis points to 8.61% in 2001 from 9.35% in 2000.  The average rate paid on interest-bearing liabilities decreased 34 basis points to 4.58% in 2001 from 4.92% in 2000.  Average interest-earning assets increased $146,017 or 19.65% to $889,028,000 in 2001 from $743,011,000 in 2000.  Average loans increased $127,766.000 or 22.39% to $698,292.000 in 2001 from $570,526,000 in 2000.  Average yield on loans decreased 89 basis points to 9.33% in 2001 as compared to 10.22% in 2000.  Average investments decreased $314,000 or .20% to $158,854,000 in 2001 from $159,168,000 in 2000.  Average yield on investments increased 13 basis points or 3.12% to 6.54% in 2001 as compared to 6.41% in 2000.  Average interest-bearing deposits in and federal funds sold to other banks increased  $18,565,000 or 39.41% to $31,882,000 in 2001 from $13,317,000 in 2000. Although the average yield on deposits in and federal funds sold to other banks decreased 394 basis points, the reduction in yield did not significantly affect the average yield on earning assets due to the relatively small volume of investments represented by such funds.  The increase in average interest-earning assets was funded by an increase in average deposits of  $126,872,000 or 19.40% to $780,864,000 in 2001 from $653,992,000 in 2000 and an increase in average other borrowings of $$17,662,000 or 28.91% to $78,760,000 in 2001 from $61,098,000 in 2000.  Average interest paid on total average deposits decreased 28 basis points or 5.92% to 4.45% in 2001 as compared to 4.73% in 2000.  Approximately 13% of the total average deposits were noninterest-bearing deposits in 2001 as compared to approximately 14% in 2000.

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

Interest-earning assets:
Loans	$71,233,000
Investment securities	15,163,000
Deposit in and federal funds sold to banks	1,772,000

Total interest-earning assets	$88,168,000

Interest-bearing liabilities:
Deposits	$83,528,000
Other borrowings	4,263,000

Total interest-bearing liabilities	$87,791,000

Noninterest-bearing deposits	$10,326,000

Total deposits	$93,854,000

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

          We have developed a methodology for determining the adequacy of the loan loss reserve which is followed by all our Banks and monitored by ABC’s senior credit officer and internal audit staff.  Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes.  The risk rating schedule provides seven ratings of which three ratings are classified as pass ratings and four ratings are classified as criticized ratings.  Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve.  Many of the larger loans require an annual review by an independent loan officer.  As a result of loan reviews certain loans may be assigned specific reserve allocations.  Other loans that surface as problem loans may also be assigned specific reserves.  Past due loans are assigned risk ratings based on the number of days past due.

          The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate.  The provision for loan losses charged to earnings amounted to $5,574,000 in 2002, $4,566,000 in 2001, and $1,712,000 in 2000.  The increase in the provision for loan losses in 2002 was necessary to cover an increase in average loans of 18.57% over 2001 and increase of net loan charge-offs of 29.05% in 2002 as compared to 2001.  Real estate loans and consumer loans accounted for the majority of loan charge-offs in 2002.  These charge-offs resulted from depressed economic conditions during the year.  The increase in the provision for loan losses of  $2,854,000 in 2001 over the provision in 2000 was required to replenish the reserve for greater net charge-offs.  Net charge-offs in 2001 increased $2,603,000 to $4,378,000 in 2001 as compared to $1,775,000 in 2000.  The charge-off of $2,200,000 on one line of credit in 2001 accounted for 77% of the increase.  The remaining portion of the increase in net charge-offs in 2001 was related to the increase in average loans during 2001.   During 2002, average loans increased $129,647,000 or 18.57% over 2001 as compared to an increase in average loans of $127,766,000 or 22.39% in 2001 as compared to 2000.

          The allowance for loan losses amounted to $14,868,000 at December 31, 2002 and $14,944,000 at December 31, 2001.   The allowance for loan losses increased $5,112,000 to $14,944,000 at December 31, 2001 from $9,832,000 at December 31, 2000.  Approximately $4,924,000 or 96% of the increase represented loan reserves acquired in bank acquisitions in 2001.  Net charge-offs represented 101.36% of the provision for loan losses in 2002 as compared to 95.88% in 2001.  Net loan charge-offs for 2002 represented .68% of average loans outstanding during the year as compared to  .63% for 2001 and .31% for 2000.   At December 31, 2002, the allowance for loan losses was 1.78% of total loans outstanding as compared to an allowance for loan losses of 1.86% of total loans outstanding at December 31, 2001 and 1.67% of total loans outstanding at December 31, 2000.  The determination of the allowance rests upon management’s judgment about factors affecting loan quality and assumptions about the local and national economy.  Management considers the year-end allowance for loan losses adequate to cover potential losses in the consolidated loan portfolio.

          Average total assets increased $190,235,000 or 19.82% to $1,150,266,000 in 2002 as compared to $960,031,000 in 2001.  The increase in average total assets was accompanied by an increase in average deposits of $112,895,000 or 14.46% to $893,759,000 in 2002 from $780,864,000 in 2001 and an increase of average borrowings of $64,801,000.  Average total assets increased $161,810,000 or 20.27% to $960,031,000 in 2001 as compared to $798,221,000 in 2000.  The increase in average total assets was accompanied by an increase in average total deposits of $126,872,000 or 19.40% to $780,864,000 in 2001 from $653,992,000 in 2000 and an increase in average borrowings of $17,662,000.

CRITICAL ACCOUNTING POLICIES

          The accounting and financial reporting policies of ABC conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Following is a description of the accounting policies applied by ABC that are deemed “critical”. Critical accounting policies are defined as policies that are very important to the presentation of ABC’s financial condition and results of operations, and that require management’s most difficult, subjective, or complex judgments. ABC’s financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

          Allowance for Loan Losses

          The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis that assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, level of nonperforming loans, loan concentrations, and review of certain individual loans.

          Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowances for loan losses. Such agencies may require the subsidiary banks to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

          Considering current information and events regarding a borrower’s ability to repay its obligations, management considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans.

          Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

          The accounting for impaired loans described above applies to all loans, except for large pools of smaller-balance, homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. The allowance for loan losses for large pools of smaller-balance, homogeneous loans is established through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrowers’ ability to pay.

          Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The depth, duration, and dispersion of any economic recession all have an impact on the credit risk profile of the loan portfolio. Additionally, a rapidly rising interest rate environment that may cause rates to reach double digits could as well have a material impact on certain borrowers’ ability to pay.

          Our current assumptions are that an economic recovery will occur during the second half of 2003 and that the depth of the recession will have already peaked prior to the first half of 2004. Additionally, we are assuming that the effect of the recession will have had its greatest impact on economic conditions, including unemployment, by the end of 2003.  With respect to the interest rate environment, ABC anticipates that interest rates will be increasing slightly during 2003.  In the event of a dramatic downturn in this recession in which there is a broad effect in all sectors of our economy and/or a significant rapid rise in interest rates to double-digit levels creating higher borrowing costs and tightening corporate profits, ABC’s credit costs could increase significantly.

          Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2002, ABC had 11 individual credit relationships that exceeded $3.5 million with none exceeding $11 million.

          A substantial portion of the loan portfolio is in the commercial real estate and residential real estate sectors Those loans are secured by real estate in ABC’s primary market area.  A substantial of portion of other real estate owned is located in those same markets.  Therefore, the ultimate collectibility of a substantial portion of our loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes to market conditions in ABC’s primary market area.

          ABC is closely monitoring certain portions of its loan portfolio that we believe have a higher credit risk profile under the current environment based solely upon their industry classification which includes agricultural and agribusiness loans.  Based on current information, we have not identified any problem credits included in these categories, which are not already classified as nonperforming or impaired loans. However, if the economic recovery takes longer than expected, the allowance for loan losses could be impacted by adverse developments in these credits.

          Income Taxes

          SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences.  See Note 11 to the Notes to Consolidated Financial Statements for additional details.

          As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.  These differences result in deferred tax assets and liabilities that are included in our consolidated balance sheet.

          We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  To the extent we establish a valuation allowance or adjust this allowance in a period, we must include an expense within the tax provisions in the statement of income.

          We have recorded on our consolidated balance sheet net deferred tax assets of $3,632,000 which includes amounts relating to loss carryforwards.  We believe there will be sufficient taxable income in the future allowing is to utilize these loss carryforwards in the tax jurisdictions where they exist.

          Long-Lived Assets, Including Intangibles

          We evaluate long-lived assets, such as property and equipment, specifically identifiable intangibles and goodwill, when events or changes in circumstances indicate that the carrying value of such assets might not be recoverable.  Factors that could trigger an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets and significant negative industry or economic trends.

          The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets as compared to the carrying value of the assets.  If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value.

          In determining the existence of impairment factors, our assessment is based on market conditions, operational performance and legal factors of our Company and its subsidiary banks.  Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles, and other long-lived assets are subject to judgments and estimates that management is required to make.  Future events could cause us to conclude that impairment indicators exist and that our goodwill, intangibles and other long-lived assets might be impaired.

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

          Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management.  Our policy is to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.  As indicated by the Gap analysis included in this annual report, the Company is somewhat asset sensitive in relation to changes in market interest rates.  Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.  See “Asset/Liability Management” included in this annual report.

          ABC uses simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis.  The most recent simulation model projects net interest income would increase 8.82% if rates rise gradually over the next year.  On the other hand, the model projects net interest income to decrease 10.43% if rates decline over the next year.

SELECTED STATISTICAL INFORMATION OF ABC BANCORP

          The following statistical information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

Average Balances and Net Income Analysis

          The following tables set forth the amount of the ABC’s interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% federal tax rate.

	Year Ended December 31,

	2002			2001			2000

	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid

	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned interest	$827,939	$64,970	7.85%	$698,292	$65,157	9.33%	$570,526	$58,328	10.22%
Investment securities:
Taxable	164,899	8,275	5.02	141,378	9,072	6.42	139,928	8,750	6.25
Nontaxable	3,908	283	7.24	17,476	1,317	7.54	19,240	1,453	7.55
Interest-bearing deposits in banks	61,440	1,020	1.66	30,285	943	3.11	13,317	939	7.05
Federal funds sold	35	1	2.86	1,597	49	3.07	—	—

Total interest-earning assets	1,058,221	74,549	7.04	889,028	76,538	8.61	743,011	69,470	9.35

Noninterest-earning assets:
Cash	35,485			30,270			23,963
Allowance for loan losses	(14,607)			(12,121)			(10,144)
Unrealized gain (loss) on available for sale securities	2,129			3,274			(2,007)
Other assets	69,038			49,580			43,398

Total noninterest-earning assets	92,045			71,003			55,210

Total assets	$1,150,266			$960,031			$798,221

Average Balances and Net Income Analysis (Continued)

	Year Ended December 31,

	2002			2001			2000

	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid

	(Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$306,897	$4,261	1.39%	$230,476	$5,379	2.33%	$194,895	$5,087	2.61%
Time deposits	470,415	16,025	3.41	452,407	25,057	5.54	370,707	21,666	5.84
Other short-term borrowings	5,363	118	2.20	4,523	199	4.40	5,776	428	7.41
Other borrowings	103,698	4,314	4.16	69,159	3,768	5.45	55,322	3,624	6.55
Trust preferred securities	34,500	3,426	9.93	5,078	501	9.87	—	—	—

Total interest-bearing liabilities	920,873	28,144	3.06	761,643	34,904	4.58	626,700	30,805	4.92

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	116,447			97,981			88,390
Other liabilities	7,377			6,877			6,573
Stockholders’ equity	105,569			93,530			76,558

Total noninterest-bearing liabilities and stockholders’ equity	229,393			198,388			171,521

Total liabilities and stockholders’ equity	$1,150,266			$960,031			$798,221

Interest rate spread			3.98%			4.03%			4.43%

Net interest income		$46,405			$41,634			$38,665

Net interest margin			4.39%			4.68%			5.20%

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

	Year Ended December 31,

	2002 vs. 2001			2001 vs. 2000

	Increase (Decrease)	Changes Due To		Increase (Decrease)	Changes Due To

		Rate	Volume		Rate	Volume

	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$(187)	$(12,284)	$12,097	$6,829	$(6,233)	$13,062
Interest on securities:
Taxable	(797)	(2,306)	1,509	322	231	91
Tax exempt	(1,034)	(12)	(1,022)	(136)	(3)	(133)
Interest-bearing deposits in banks	77	(893)	970	4	(1,192)	1,196
Interest on federal funds	(48)	—	(48)	49	—	49

Total interest income	(1,989)	(15,495)	13,506	7,068	(7,197)	14,265

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	(1,118)	(2,902)	1,784	292	(637)	929
Interest on time deposits	(9,032)	(10,029)	997	3,391	(1,384)	4,775
Interest on short-term borrowings	(81)	(118)	37	(229)	(136)	(93)
Interest on other borrowings	546	(1,336)	1,882	144	(762)	906
Interest on trust preferred securities	2,925	22	2,903	501	—	501

Total interest expense	(6,760)	(14,363)	7,603	4,099	(2,919)	7,018

Net interest income	$4,771	$(1,132)	$5,903	$2,969	$(4,278)	$7,247

Noninterest Income

          Service charges on deposit accounts increased $2,829,000 or 36.64% to $10,550,000 in 2002 as compared to $7,721,000 in 2001 on an increase in average deposits of $112,895,000 or 14.46% to $893,759,000 in 2002 from $780,864,000 in 2001.  Service charges on deposit accounts increased $1,328,000 or 20.77% to $7,721,000 in 2001 as compared to $6,393,000 in 2000 on an increase in average deposits of $126,872,000 or 19.59% to $780,864,000 in 2001 from $653,992,000 in 2000.  Bank acquisitions in 2001 accounted for $549,000 or 41.34% of the increase in service charges and $93,854,000 or 73.98% of the increase in average deposits.   Other service charges, commissions and fees decreased  $17,000 to $806,000 in 2002 from $823,000 in 2001.  The decline was attributable to a decrease in the sale of annuities and other financial instruments.  Other service charges, commissions and fees increased $201,000 or 32.32% to $823,000 in 2001 from $622,000 in 2000.   Approximately $15,000 or 7.46% of the increase was attributable to the 2001 bank acquisitions.  The remaining increase in other service charges, commissions and fees relate to increased activity in the sale of annuities and other financial instruments and increased emphasis on credit life insurance that generated additional fee income. Origination fees on mortgage loans increased $469,000 or 52.34% to $1,365,000 from 896,000 in 2001.  Such fees increased  $491,000 or 121.23% to $896,000 in 2001 from $405,000 in 2000.  The significant increase in mortgage fee income resulted from the volume of mortgage refinancing generated by the decrease in mortgage rates and the inclusion of results of operations for the entire year in 2002 for banks acquired in 2001, whose results of operations were included only since the date of acquisition in accordance with purchase accounting.  Approximately $134,000 or 27.29% of the increase in 2001 as attributable to First Bank of Brunswick acquired in 2001.  In 2002, we realized $1,643,000 in gain on sale of securities as compared to $1,253,000 on sale of securities in 2001.  There were no sales of securities in 2000.   All other noninterest income increased $214,000 or 20.74 % in 2002 from 2001 and  $237,000 or 29.81% in 2001 from 2000.  Such increases were primarily attributable to the 2001 bank acquisitions.

          Following is a comparison of noninterest income for 2002, 2001 and 2000.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Service charges on deposit accounts	$10,550	$7,721	$6,393
Mortgage origination fees	1,365	896	405
Other service charges, commissions and fees	806	823	622
Gain on sale of securities	1,643	1,253	—
Other income	1,246	1,032	795

	$15,610	$11,725	$8,215

Noninterest Expense

          Salaries and employee benefits increased $2,989,000 or 16.45% to $21,155,000 in 2002 from $18,166,000 in 2001.  Approximately $1,982,000 or 66.31% of the increase resulted from the inclusion of salaries and employee benefits for the entire year in expense for 2002 whereas salaries and benefits were included in expense in 2001 from the dates the banks were acquired in accordance with purchase accounting.   Salaries increased $1,880,000; bonuses increased $611,000; retirement expense increased $222,000; and all other employee benefits, including stock options and other grants, insurance and payroll taxes, increased $276,000. Salaries and employee benefits increased  $1,746,000 or 10.63% to $18,166,000 in 2001 from $16,420,000 in 2000.  Salaries increased $547,000; bonuses increased  $468,000; retirement expense increased $242,000; and all other employee benefits, including stock options and other grants, insurance and payroll taxes, increased $489,000.  The major portion of the increase in 2001 expense was attributable to the acquisition of three banks in 2001 accounted for as purchase transactions.

          Equipment and occupancy expense increased $214,000 to $4,982,000 in 2002 from $4,768,000 in 2001.  The 2002 bank acquisitions had the effect of increasing equipment and occupancy expense by $458,000 in 2002.  This increase was offset by a reduction in leased equipment expense of $192,000 in 2002 and other reductions totaling 52,000 attributable to decreased depreciation in some of the Banks. Equipment and occupancy increased $430,000 or 9.91% to $4,768,000 in 2001 from $4,338,000 in 2000.  Approximately $407,000 or 94.65% of the increase was attributable to the 2001 acquisitions.

Noninterest Expense (Continued)

          As of January 1, 2002, we were required to adopt the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The adoption of this statement had the effect of reducing amortization expense by approximately $628,000 (before tax effect) from the amortization expense recorded in 2001.  Amortization expense for 2002 also included approximately $1,208,000 additional amortization related to the 2001 bank acquisitions.  The additional expense related to acquisitions, net of the nonamortization provisions of the newly adopted accounting statement resulted in a net increase in amortization expense in 2002 of approximately $580,000.  Amortization of intangible assets increased $381,000 to $1,185,000 in 2001 from $804,000 in 2000.  The entire amount of the increase resulted from the amortization of intangible assets arising from the 2001 acquisitions.

          Data processing fees increased $296,000 to $1,546,000 in 2002 from $1,250,000 in 2001.  The significant increase in fees is attributable to increased volume of transactions processed following the recent bank acquisitions and the inclusion for the entire year in 2002 of the acquired banks that were only included from the dates they were acquired in 2001.  Bank transactions and all accounting data are now processed online on equipment at the Banks, parent company offices or central operations.  Data processing fees increased $103,000 to $1,250,000 in 2001 from $804,000 in 2000.  Approximately $35,000, representing one-third of the increase related to the 2001 acquisitions.  The remaining increase was attributable to increased volume of financial data processed in 2001 as compared with 2000.

          All other expense increased $2,814,000 to $11,465,000 in 2002 from $8,651,000 in 2001.  Approximately $946,000 or 33.62% of the increase is attributable to the 2001 acquisitions.  Included in the 2002 expense was $602,000 in other real estate losses and sale or abandonment  of fixed assets.  In 2002 we incurred $680,000 more in conversion charges as compared with 2001, $400,000 in additional bank analysis charges and $304,000 in additional postage and stationery supplies.  All other expense increased $1,127,000 in 2001 over 2000.   Approximately $930,000  or 80% of this increase was attributable to the 2001 acquisitions.

          Following is a comparison of noninterest expense for 2002, 2001 and 2000.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Salaries and employee benefits	$21,155	$18,166	$16,420
Equipment and occupancy	4,982	4,768	4,338
Amortization of intangible assets	1,765	1,185	804
Data processing fees	1,546	1,250	1,147
Other expense	11,465	8,651	7,524

	$40,913	$34,020	$30,233

Asset/Liability Management

          A principal objective of our asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of our Asset and Liability Committee (the “ALCO Committee”) which establishes policies and monitors results to control interest rate sensitivity.

          As part of our interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are “interest rate-sensitive” and monitors its interest rate-sensitivity “gap”.  An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If ABC’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

          A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may not react identically to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap.  The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase.

          The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2002

	Maturing or Repricing Within

	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Earning assets:
Interest-bearing deposits in banks	$77,979	$—	$—	$—	$77,979
Restricted stock	5,778	—	—	—	5,778
Investment securities	1,221	33,353	130,927	12,802	178,303
Loans	181,990	269,542	373,125	8,790	833,447

	266,968	302,895	504,052	21,592	1,095,507

Interest-bearing liabilities:
Interest-bearing demand deposits (1)	—	81,305	176,806	—	258,111
Savings (1)	—	21,545	40,012	—	61,557
Certificates less than $100,000	87,187	183,841	38,692	—	309,720
Certificates, $100,000 and over	48,673	87,249	19,126	—	155,048
Other short-term borrowings	8,204	—	—	—	8,204
Other borrowings	36,144	87	1,065	79,994	117,290
Trust preferred securities	—	—	—	34,500	34,500

	180,208	374,027	275,701	114,494	944,430

Interest rate sensitivity gap	$86,760	$(71,132)	$228,351	$(92,902)	$151,077

Cumulative interest rate sensitivity gap	$86,760	$15,628	$243,979	$151,077

Interest rate sensitivity gap ratio	1.48	0.81	1.83	0.19

Cumulative interest rate sensitivity gap ratio	1.48	1.03	1.29	1.16

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

INVESTMENT PORTFOLIO

          ABC manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See “—Asset/Liability Management.”  Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets.  In particular, approximately 54% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years.  Additionally, 19% of the investment portfolio matures or reprices within one year or less.

Types of Investments

Securities

          Following is a summary of the carrying value of investments, including restricted equity securities, as of the end of each reported period:

	December 31,

	2002	2001	2000

	(Dollars in Thousands)
U. S. Government and agency securities	$73,773	$50,473	$61,186
State and municipal securities	3,529	5,339	19,468
Corporate debt securities	22,867	6,715	6,130
Mortgage-backed securities	77,314	89,111	71,221
Marketable equity securities	820	496	614
Restricted equity securities	5,778	4,701	3,486

	$184,081	$156,835	$162,105

Maturities

          The amounts of securities available for sale in each category as of December 31, 2002 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

	U. S. Treasury and Other U. S. Government Agencies and Corporations		State and Political Subdivisions

	Amount	Yield (1)	Amount	Yield (1) (2)

	(Dollars in Thousands)
Maturity:
One year or less	$34,275	3.78%	$299	7.41%
After one year through five years	129,644	3.97	1,283	8.54
After five years through ten years	7,055	6.52	1,048	7.21
After ten years	3,800	9.13	899	5.72

	$174,774	4.15%	$3,529	7.33%

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

LOAN PORTFOLIO

Types of Loans

          Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 54% of our loan portfolio as of December 31, 2002.  The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Commercial and financial	$172,429	$152,097	$109,647	$83,385	$70,282
Agricultural	34,007	39,878	34,840	29,694	36,567
Real estate - construction	23,020	24,650	14,046	13,228	8,439
Real estate - mortgage, farmland	63,093	63,533	57,253	59,018	56,595
Real estate - mortgage, commercial	243,037	225,470	160,456	150,075	123,854
Real estate - mortgage, residential	209,485	202,447	128,614	117,936	114,930
Consumer installment loans	78,535	91,557	76,076	59,529	65,307
Other	9,841	5,444	6,449	17,360	1,220

	833,447	805,076	587,381	530,225	477,194
Less reserve for possible loan losses	14,868	14,944	9,832	9,895	10,192

Loans, net	$818,579	$790,132	$577,549	$520,330	$467,002

Maturities and Sensitivity to Changes in Interest Rates

          Total loans as of December 31, 2002 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)

Maturity or Repricing Within:
One year or less	$451,532
After one year through five years	373,125
After five years	8,790

$833,447

          The following table summarizes loans at December 31, 2002 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

	(Dollars in Thousands	)

Predetermined interest rates	$372,554
Floating or adjustable interest rates	9,361

	$381,915

          Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

Nonperforming Loans

          A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectibility is charged to the allowance for possible loan losses. Interest on loans that are classified as nonaccrual is recognized when received.  Past due loans are loans whose principal or interest is past due 90 days or more.  In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$7,561	$11,958	$4,863	$5,551	$8,767
Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	171	691	81	48	94
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—	—	—	—

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

SUMMARY OF LOAN LOSS EXPERIENCE

          The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management’s opinion, become uncollectible.  Recoveries during the period are credited to this allowance. The factors that influence management’s judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors.   Our allowance for loan losses was approximately $14,868,000 at December 31, 2002, representing 1.78% of year end total loans outstanding, compared with $14,944,000 at December 31, 2001, which represented 1.86% of year end total loans outstanding. The allowance for loan losses is reviewed quarterly based on management’s evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions.   Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

	At December 31,

	2002		2001		2000		1999		1998

	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans

	(Dollars in Thousands)
Commercial, financial, industrial and agricultural	$5,892	25%	$6,009	24%	$2,981	25%	$2,904	22%	$3,047	22%
Real estate	2,651	65	2,825	64	2,925	61	3,213	64	3,404	64
Consumer	3,649	10	3,420	12	2,156	14	1,997	14	1,906	14
Unallocated	2,676	—	2,690	—	1,770	—	1,781	—	1,835	—

	$14,868	100%	$14,944	100%	$9,832	100%	$9,895	100%	$10,192	100%

          The following table presents an analysis of our loan loss experience for the periods indicated:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Average amount of loans outstanding	$827,939	$698,292	$570,526	$505,941	$495,421

Balance of reserve for possible loan losses at beginning of period	$14,944	$9,832	$9,895	$10,192	$7,627

Charge-offs:
Commercial, financial and agricultural	(2,576)	(3,534)	(1,077)	(1,383)	(1,456)
Real estate	(2,491)	(626)	(249)	(933)	(1,252)
Consumer	(2,092)	(1,328)	(1,268)	(1,417)	(1,322)
Recoveries:
Commercial, financial and agricultural	502	203	302	434	276
Real estate	492	546	146	263	365
Consumer	515	361	371	585	449

Net charge-offs	(5,650)	(4,378)	(1,775)	(2,451)	(2,940)

Additions to reserve charged to operating expenses	5,574	4,566	1,712	2,154	5,505

Allowance for loan losses of acquired subsidiary	—	4,924	—	—	—

Balance of reserve for possible loan losses at end of period	$14,868	$14,944	$9,832	$9,895	$10,192

Ratio of net loan charge-offs to average loans	0.68%	.63%	.31%	.48%	.59%

DEPOSITS

          Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	Year Ended December 31,

	2002		2001

	Amount	Rate	Amount	Rate

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$116,447	—%	$97,981	—%
Interest-bearing demand and savings deposits	306,897	1.39	230,476	2.33
Time deposits	470,415	3.41	452,407	5.54

Total deposits	$893,759		$780,864

          We have a large, stable base of time deposits with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

          The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

(Dollars in Thousands)

Three months or less	$48,673
Over three through twelve months	87,249
Over twelve months	19,126

Total	$155,048

RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

          The following rate of return information for the periods indicated is presented below.

	Year Ended December 31,

	2002	2001	2000

Return on assets (1)	0.90%	1.00%	1.27%
Return on equity (2)	9.81	10.30	13.19
Dividends payout ratio (3)	45.71	45.71	38.66
Equity to assets ratio (4)	9.18	9.74	9.59

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by net income per share.

(4)	Average equity divided by average total assets.

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

          The liquidity and capital resources of ABC and our Banks are monitored on a periodic basis by state and federal regulatory authorities.  At December 31, 2002, the Banks’ short-term investments were adequate to cover any reasonable anticipated immediate need for funds.  During 2002, we increased our capital by retaining net earnings of $5,626,000 after payment of dividends.  After recording an increase in capital of $602,000 for unrealized gains on securities available for sale, net of taxes, an increase of $444,000 for restricted stock transactions, an increase of $133,000 for the exercise of stock options, total capital increased $3,336,000 during 2002.  At December 31, 2002, total capital of ABC amounted to $107,484,000.  We are aware of no events or trends likely to result in a material change in our liquidity.

          The following table sets forth certain information about contractual cash obligations as of December 31, 2002.

	Total	Payments Due After December 31, 2002

		1 Year Or Less	1 -3 Years	4 -5 Years	After 5 Years

Long-term debt	$8,144	$1,563	$2,925	$2,925	$731
Federal Home Loan Bank advances	109,146	3,086	16,044	22	89,994

Total contractual cash obligations	$117,290	$4,649	$18,969	$2,947	$90,725

          The Company’s operating leases represent short-term obligations, normally with maturities of one year or less.  Many of the operating leases have thirty-day cancellation provisions.  The total contractual obligations for operating leases do not require a material amount of the Company’s cash funds.

          At December 31, 2002, we had no binding commitments for capital expenditures.

          In accordance with risk capital guidelines issued by the Federal Reserve Board, we are required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, all member banks must maintain “core” or “Tier 1” capital of at least 4% of total assets (“leverage ratio”).  Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

          The following table summarizes the regulatory capital levels of our Company at December 31, 2002.

	Actual		Required		Excess

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Leverage capital	$109,733	9.49%	$46,252	4.00%	$63,481	5.49%
Risk-based capital:
Core capital	109,733	12.79	34,325	4.00	75,408	8.79
Total capital	127,577	14.87	68,649	8.00	58,928	6.87

          Each Bank also met its individual regulatory capital requirements at December 31, 2002.

Commitments and Lines of Credit

          In the ordinary course of business, the Banks have granted commitments to extend credit to approved customers.  Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Banks’ Board of Directors.  The Banks have also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Banks use the same credit policies for these off balance sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

          Following is a summary of the commitments outstanding at December 31, 2002 and 2001.

	2002	2001

	(Dollars in Thousands)
Commitments to extend credit	$89,540	$114,631
Credit card commitments	—	13,775
Standby letters of credit	5,315	3,405

	$94,855	$131,811

          There are no credit card commitments at December 31, 2002 because the Company sold its credit card portfolio during the year.  The Company is obligated to repurchase credit card accounts that did meet certain criteria as of the preliminary closing date.  As of December 31, 2002, the Company has accrued this potential liability based on the past average loss experience.

          The Company believes that the discontinuation of credit card activities will not have a material effect on the Company’s future operations.

Impact of Inflation

          The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-33 of this Annual Report on Form 10-K:

                        Consolidated Balance Sheets - December 31, 2002 and 2001

                        Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000

                        Consolidated Statements of Comprehensive Income - Years ended December 31, 2002, 2001 and 2000

                        Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2002, 2001 and 2000

                        Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

                        Notes to Consolidated Financial Statements.

ITEM 9. DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

                        During 2002 and 2001, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                        The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report (“ABC’s Proxy Statement”).

                        Information concerning the Company’s executive officers is included in Item 4.5 of Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

                        The information required by this Item is incorporated by reference to ABC’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                        The information required by this Item is incorporated by reference to ABC’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                        The information required by this Item is incorporated by reference to ABC’s Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

                        Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that such controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

	1.	Financial statements:

		(a)	ABC Bancorp and Subsidiaries:

			(i)	Consolidated Balance Sheets - December 31, 2002 and 2001

			(ii)	Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000

			(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2002, 2001 and 2000

			(iv)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2002, 2001 and 2000

			(v)	Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

			(vi)	Notes to Consolidated Financial Statements

		(b)	ABC Bancorp (Parent Company Only):

Parent Company only financial information has been included in Note 19 of Notes to Consolidated financial statements.

	2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

(b)	No current reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABC BANCORP

Date: March 18, 2003	By:	/s/ KENNETH J. HUNNICUTT

Kenneth J. Hunnicutt, Chief Executive Officer, Director and Chairman of the Board

Date: March 18, 2003	By:	/s/ W. EDWIN LANE, JR.

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

Date: March 18, 2003	/s/ KENNETH J. HUNNICUTT

Kenneth J. Hunnicutt, Chief Executive Officer, Director and Chairman of the Board

Date: March 18, 2003	/s/ W. EDWIN LANE, JR.

W. Edwin Lane, Jr., Executive Vice President and Chief Financial Officer

Date: March 18, 2003	/s/ JOHNNY W. FLOYD

Johnny W. Floyd, Director

Date: March 18, 2003	/s/ J. RAYMOND FULP

J. Raymond Fulp, Director

Date: March 18, 2003	/s/ DANIEL B. JETER

Daniel B. Jeter, Director

Date: March 18, 2003	/s/ ROBERT P. LYNCH

Robert P. Lynch, Director

Date: March 18, 2003	/s/ EUGENE M. VEREEN, JR.

Eugene M. Vereen, Jr.

Date: March 18, 2003	/s/ DOYLE WELTZBARKER

Doyle Weltzbarker, Director

Date: March 18, 2003	/s/ J. THOMAS WHELCHEL

J. Thomas Whelchel, Director

Date: March 18, 2003	/s/ HENRY WORTMAN

Henry Wortman, Director

CERTIFICATIONS

I, Kenneth J. Hunnicutt, certify that:

1.	I have reviewed this annual report on Form 10-K of ABC Bancorp;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003		/s/ K ENNETH J. HUNNICUTT

Kenneth J. Hunnicutt, Chief Executive Officer

CERTIFICATIONS

I, W. Edwin Lane, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of ABC Bancorp;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003		/s/ W. EDWIN LANE, JR.

W. Edwin Lane, Jr., Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of ABC, as amended (incorporated by reference to Exhibit 2.1 to ABC’s Regulation A Offering Statement on Form 1-A (File No. 24A-2630) filed August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation dated May 26, 1995 (incorporated by reference to Exhibit 3.1.1 to ABC’s Form 10-K filed March 28, 1996).

3.3

Amendment to Amended Articles of Incorporation (filed as Exhibit 4.3 to ABC’s Registration on Form S-4 (Registration No. 333-08301), filed with the Commission on July 17, 1996 and incorporated herein by reference).

3.4	Bylaws of ABC, as amended (incorporated by reference to Exhibit 2.2 to ABC’s Regulation A Offering Statement on Form 1-A (File No. 24A-2630) filed August 14, 1987.

3.5

Form of Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

3.6	Form of Amendment to Bylaws (incorporated by reference to Exhibit 3.6 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

3.7

Form of Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 26, 1999).

3.8	Form of Amendment to Bylaws (incorporated by reference to Exhibit 3.8 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 26, 1999).

3.9	Articles of Amendment to the Articles of Incorporation dated May 17, 2001.

4.1

Form of Indenture for Subordinated Debentures (incorporated by reference to Exhibit 4.1 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

4.2

Form of Subordinated Debenture (incorporated by reference to Exhibit A to Exhibit 4.1 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

4.3

Certificate of Trust of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.3 to ABC’s Registration Statement on Form S-3 (File No. 333-69140), filed with the Commission on September 7, 2001).

4.4

Trust Agreement of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.4 to ABC’s Registration Statement on Form S-3 (File No. 333-69140), filed with the Commission on September 7, 2001).

4.5

Form of Amended and Restated Trust Agreement of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.5 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

Exhibit No.	Description

4.6

Form of ABC Bancorp Capital Trust I Preferred Securities Certificate (incorporated by reference to Exhibit D to Exhibit 4.5 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

4.7

Form of Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 4.7 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

4.8

Form of Agreement as to Expenses and Liabilities of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit C to Exhibit 4.5 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

10.1

Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (filed as Exhibit 5.3 to ABC’s Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

10.2

Executive Salary Continuation Agreement dated February 14, 1984 (filed as Exhibit 10.6 to ABC’s Annual Report on Form 10-KSB (File Number 2-71257), filed with the Commission on March 27, 1989 and incorporated herein by reference).

10.3

1992 Incentive Stock Option Plan and Option Agreement for K. J. Hunnicutt (filed as Exhibit 10.7 to ABC’s Annual Report on Form 10-KSB (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference).

10.4

Executive Employment Agreement with Kenneth J. Hunnicutt dated September 20, 1994 (filed as Exhibit 10.8 to ABC’s Annual Report on Form 10-KSB (File Number 0-016181), filed with the Commission on March 30, 1995 and incorporated herein by reference).

10.5

Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

10.6

Form of Rights Agreement between ABC Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

10.7	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 29, 2000).

Exhibit No.	Description

10.8

Form of Severance Protection Agreement between ABC and certain of ABC’s other executive officers (incorporated by reference to Exhibit 10.21 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 29, 2001).

10.9

Executive Employment Agreement with W. Edwin Lane, Jr. dated as of August 21, 2001 (incorporated by reference to Exhibit 10.21 to ABC’s Quarterly Report on Form 10-Q (File No. 001-13901), filed with the Commission on October 19, 2001).

10.10

Agreement and Plan of Merger by and among ABC, Tri-County Bank and Tri-County Merger Sub, Inc. dated as of November 28, 2000, as amended by Amendment No. 1 thereto dated as of January 26, 2001, and by Amendment No. 2 thereto dated as of February 20, 2001 (incorporated by reference to Exhibit 2.1 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 29, 2001).

10.11

Agreement and Plan of Merger by and between ABC and Golden Isles Financial Holdings, Inc. dated as of February 20, 2001 (incorporated by reference to Exhibit 2.1 to ABC’s Current Report on Form 8-K filed with the Commission on February 23, 2001 and incorporated herein by reference).

10.12

Commission Agreement by and between ABC and Jerry L. Keen dated as of September 12, 2002 (incorporated by reference to Exhibit 10.1 to ABC’s Quarterly Report on Form 10-Q (File No. 001-13901), filed with the Commission on November 14, 2002).

10.13

Termination Agreement by and between ABC and Mark D. Thomas dated as of August 8, 2002 (incorporated by reference to Exhibit 10.2 to ABC’s Quarterly Report on Form 10-Q (File No. 001-13901), filed with the Commission on November 14, 2002).

10.14	Severance Protection Agreement by and between ABC and Edwin W. Hortman, Jr. dated as of April 13, 1998.

10.15	Severance Protection Agreement by and between ABC and Jon S. Edwards dated as of March 8, 1999.

10.16	Asset Purchase Agreement by and between Southland Bank and MBNA America Bank, N.A. dated as of December 19, 2002.

10.17	Interim Servicing Agreement by and between Southland Bank and MBNA America Bank, N.A. dated as of December 19, 2002.

10.18	Joint Marketing Agreement by and between ABC Bancorp and MBNA America Bank, N.A. dated as of December 19, 2002.

21.1	Schedule of subsidiaries of ABC Bancorp.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

99.1	Certification of ABC’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of ABC’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley-Act of 2002.

ABC BANCORP

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
ABC Bancorp
Moultrie, Georgia

                    We have audited the accompanying consolidated balance sheets of ABC Bancorp and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ M AULDIN & JENKINS, LLC

Albany, Georgia January 28, 2003

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(Dollars in Thousands)

	2002	2001

Assets
Cash and due from banks	$45,098	$51,303
Interest-bearing deposits in banks	77,979	106,172
Securities available for sale, at fair value	178,303	152,134
Restricted stock	5,778	4,701
Federal funds sold	—	44
Loans	833,447	805,076
Less allowance for loan losses	14,868	14,944

Loans, net	818,579	790,132

Premises and equipment, net	25,327	26,821
Intangible assets	4,309	8,695
Goodwill	19,240	16,619
Other assets	17,864	20,265

	$1,192,477	$1,176,886

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$131,749	$125,522
Interest-bearing	784,436	805,634

Total deposits	916,185	931,156
Federal funds purchased and securities sold under agreements to repurchase	8,204	3,792
Other borrowings	117,290	95,293
Other liabilities	8,814	7,997
Trust preferred securities	34,500	34,500

Total liabilities	1,084,993	1,072,738

Commitments and contingencies
Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized;10,824,257 and 10,790,369 shares issued	10,824	10,790
Capital surplus	45,946	45,616
Retained earnings	59,210	53,584
Accumulated other comprehensive income	1,636	1,034
Unearned compensation	(443)	(656)

	117,173	110,368
Less cost of 1,053,321 and 790,982 shares acquired for the treasury	(9,689)	(6,220)

Total stockholders’ equity	107,484	104,148

	$1,192,477	$1,176,886

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in Thousands)

	2002	2001	2000

Interest income
Interest and fees on loans	$64,970	$65,157	$58,328
Interest on taxable securities	8,275	9,072	8,750
Interest on nontaxable securities	187	869	959
Interest on deposits in other banks	1,020	943	939
Interest on federal funds sold	1	49	—

	74,453	76,090	68,976

Interest expense
Interest on deposits	20,286	30,480	26,753
Interest on other borrowings	7,858	4,424	4,052

	28,144	34,904	30,805

Net interest income	46,309	41,186	38,171
Provision for loan losses	5,574	4,566	1,712

Net interest income after provision for loan losses	40,735	36,620	36,459

Other income
Service charges on deposit accounts	10,550	7,721	6,393
Other service charges, commissions and fees	806	823	622
Mortgage origination fees	1,365	896	405
Gain on sale of securities	1,643	1,253	—
Other	1,246	1,032	795

	15,610	11,725	8,215

Other expenses
Salaries and employee benefits	21,155	18,166	16,420
Equipment expense	2,394	2,817	2,484
Occupancy expense	2,588	1,951	1,854
Amortization of intangible assets	1,765	1,185	804
Data processing fees	1,546	1,250	1,147
Other operating expenses	11,465	8,651	7,524

	40,913	34,020	30,233

Income before income taxes	15,432	14,325	14,441
Applicable income taxes	5,077	4,692	4,343

Net income	$10,355	$9,633	$10,098

Basic earnings per share	$1.05	$1.05	$1.19

Diluted earnings per share	$1.05	$1.04	$1.19

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in Thousands)

	2002	2001	2000

Net income	$10,355	$9,633	$10,098

Other comprehensive income:
Net unrealized holding gains arising during period, net of tax of $869, $606 and $1,129	1,687	1,176	2,192
Reclassification adjustment for gains included in net income, net of tax of $558 and $426	(1,085)	(827)	—

Total other comprehensive income	602	349	2,192

Comprehensive income	$10,957	$9,982	$12,290

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in Thousands)

	Common Stock		Capital Surplus

	Shares	Par Value

Balance, December 31, 1999	9,098,690	$9,099	$28,854
Net income	—	—	—
Cash dividends declared, $.46 per share	—	—	—
Issuance of restricted shares of common stock under employee incentive plan	39,300	39	383
Amortization of unearned compensation, net of forfeitures	—	—	—
Repurchase of shares for treasury	—	—	—
Other comprehensive income	—	—	—

Balance, December 31, 2000	9,137,990	9,138	29,237
Net income	—	—	—
Cash dividends declared, $.48 per share	—	—	—
Adjustments to record acquisition of purchased subsidiaries	1,588,347	1,588	15,768
Issuance of restricted shares of common stock under employee incentive plan	62,800	63	600
Amortization of unearned compensation, net of forfeitures	—	—	—
Proceeds from exercise of stock options	1,232	1	11
Other comprehensive income	—	—	—

Balance, December 31, 2001	10,790,369	10,790	45,616
Net income	—	—	—
Cash dividends declared, $.48 per share	—	—	—
Issuance of restricted shares of common stock under employee incentive plan	15,300	16	215
Amortization of unearned compensation, net of forfeitures	—
Proceeds from exercise of stock options	18,588	18	115
Repurchase of shares for treasury	—	—	—
Other comprehensive income	—	—	—

Balance, December 31, 2002	10,824,257	$10,824	$45,946

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Treasury Stock		Total

				Shares	Cost

Balance, December 31, 1999	$42,188	$(1,507)	$(560)	374,823	$(2,058)	$76,016
Net income	10,098	—	—	—	—	10,098
Cash dividends declared, $.46 per share	(3,875)	—	—	—	—	(3,875)
Issuance of restricted shares of common stock under employee incentive plan	—	—	(422)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	387	—	—	387
Repurchase of shares for treasury	—	—	—	416,159	(4,162)	(4,162)
Other comprehensive income	—	2,192	—	—	—	2,192

Balance, December 31, 2000	48,411	685	(595)	790,982	(6,220)	80,656
Net income	9,633	—	—	—	—	9,633
Cash dividends declared, $.48 per share	(4,460)	—	—	—	—	(4,460)
Adjustments to record acquisition of purchased subsidiaries	—	—	—	—	—	17,356
Issuance of restricted shares of common stock under employee incentive plan	—	—	(663)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	602	—	—	602
Proceeds from exercise of stock options	—	—	—	—	—	12
Other comprehensive income	—	349	—	—	—	349

Balance, December 31, 2001	53,584	1,034	(656)	790,982	(6,220)	104,148
Net income	10,355	—	—	—	—	10,355
Cash dividends declared, $.48 per share	(4,729)	—	—	—	—	(4,729)
Issuance of restricted shares of common stock under employee incentive plan	—	—	(231)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	444	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—	133
Repurchase of shares for treasury	—	—	—	262,339	(3,469)	(3,469)
Other comprehensive income	—	602	—	—	—	602

Balance, December 31, 2002	$59,210	$1,636	$(443)	1,053,321	$(9,689)	$107,484

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in Thousands)

	2002	2001	2000

OPERATING ACTIVITIES
Net income	$10,355	$9,633	$10,098

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,241	2,438	2,189
Amortization of intangible assets	1,765	1,185	804
Amortization of unearned compensation	444	602	387
Net gains on sale of securities available for sale	(1,643)	(1,253)	—
Net (gains) losses on sale or disposal of premises and equipment	320	(13)	7
Provision for loan losses	5,574	4,566	1,712
Provision for deferred taxes	(65)	(726)	(634)
(Increase) decrease in interest receivable	1,120	2,233	(1,970)
Increase (decrease) in interest payable	(1,216)	(672)	578
Increase (decrease) in taxes payable	588	167	(1)
Net other operating activities	2,964	(900)	371

Total adjustments	12,092	7,627	3,443

Net cash provided by operating activities	22,447	17,260	13,541

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	28,193	(97,267)	27,779
Purchases of securities available for sale	(140,148)	(86,585)	(26,927)
Proceeds from maturities of securities available for sale	78,632	82,511	15,167
Proceeds from sale of securities available for sale	37,903	42,996	—
Purchase of restricted equity securities	(1,077)	(1,215)	(34)
Decrease in federal funds sold	44	13,942	—
Increase in loans, net	(34,021)	(53,244)	(58,931)
Purchase of premises and equipment	(1,726)	(1,896)	(2,359)
Proceeds from sale of premises and equipment	—	28	—
Net cash received from acquisitions	—	11,609	—

Net cash used in investing activities	(32,200)	(89,121)	(45,305)

FINANCING ACTIVITIES
Increase (decrease) in deposits	(14,971)	24,591	39,227
Increase in federal funds purchased and securities sold under agreements to repurchase	4,412	1,139	2,256
Proceeds from other borrowings	25,100	69,738	109,800
Repayment of other borrowings	(2,908)	(39,515)	(120,600)
Dividends paid	(4,749)	(4,262)	(3,745)
Proceeds from exercise of stock options	133	12	—
Proceeds from issuance of trust preferred securities	—	34,500	—
Payment for debt issue costs	—	(1,450)	—
Purchase of treasury shares	(3,469)	—	(4,162)

Net cash provided by financing activities	3,548	84,753	22,776

Net increase (decrease) in cash and due from banks	(6,205)	12,892	(8,988)
Cash and due from banks at beginning of year	51,303	38,411	47,399

Cash and due from banks at end of year	$45,098	$51,303	$38,411

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in Thousands)

	2002	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$29,360	$35,576	$30,227
Income taxes	$4,554	$5,251	$4,978
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$3,930	$2,216	$1,021
Common stock issued in connection with business acquisitions	$—	$17,590	$—

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ABC Bancorp, (the “Company”) is a multi-bank holding company whose business is presently conducted by its subsidiary banks (the “Banks”).  Through the Banks, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes South and Southeast Georgia, North Florida and Southeast Alabama.  The Company and the Banks are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, impairment of intangible assets and deferred taxes.

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from loans, federal funds sold, deposits, interest-bearing deposits in banks and federal funds purchased and securities sold under agreements to repurchase are reported net.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $6,438,000 and $8,086,000 at December 31, 2002 and 2001, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost.  Management has not classified any of its debt securities as held-to-maturity.  Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect.  Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

Purchase premiums and discounts are recognized in interest income using the interest method based on the terms of the securities.  Gains and losses on the sale of securities are determined using the specific identification method.  Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans are reported at their outstanding principal balances less unearned income, net deferred fees, and the allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method which approximates a level yield.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is considered impaired when it is probable the Banks will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives:

Years

Buildings	39
Furniture and equipment	5-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets and Goodwill

Intangible assets, arising from excess of purchase price over the fair value of net assets acquired in purchase transactions, represent identified intangible assets and goodwill.  Identifiable intangible assets are amortized over their estimated useful lives.  Goodwill arising from purchase transactions consummated prior to July 1, 2002 had been amortized over periods ranging from 15 to 25 years.  In 2001 and 2002, the Financial Accounting Standards Board (the FASB) issued four new accounting standards, which significantly affected the accounting for goodwill and other intangible assets arising from purchase transactions.  See “Accounting Standards” included in this note for additional information on SFAS Statements No. 141, 142, 144 and 147.  As a result of the application of these new standards, goodwill and intangible assets that management concludes have indefinite useful lives can no longer be amortized, but are subject to impairment tests performed at least annually.  Other identifiable intangible assets will continue to be amortized over their estimated useful lives but will be subject to impairment tests.

For the year ended December 31, 2002, no amortization of goodwill was included in the consolidated statement of income.  For the years ended December 31, 2001 and 2000, charges in the amount of  $668,000 and $627,000, respectively, were included in the consolidated statements of income for amortization of goodwill.  Included in the consolidated statements of income for December 31, 2002, 2001 and 2000, were charges for amortization of identifiable intangible assets in the amounts of $1,765,000, $517,000 and $177,000, respectively.

Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure.  Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs to sell.  Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  The carrying amount of other real estate owned at December 31, 2002 and 2001 was $1,534,200 and $1,249,500, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Compensation Plans

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 13.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

	Years Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Net income, as reported	$10,355	$9,633	$10,098
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(54)	(39)	(33)

Pro forma net income	$10,301	$9,594	$10,065

Earnings per share:
Basic - as reported	$1.05	$1.05	$1.19

Basic - pro forma	$1.04	$1.04	$1.19

Diluted - as reported	$1.05	$1.04	$1.19

Diluted - pro forma	$1.04	$1.04	$1.19

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as “Treasury stock” and result in a reduction of “Stockholders’ equity.”  When treasury shares are reissued, the Company uses a first-in, first-out method and any difference in repurchase cost and reissuance price is recorded as an increase or reduction in “Capital surplus.”

Earnings Per share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares.  Potential common shares consist of only stock options for the years ended December 31, 2002, 2001 and 2000.  The weighted-average number of shares outstanding for the years ended at December 31, 2002, 2001 and 2000 was 9,858,463; 9,214,276 and 8,460,230, respectively.  The weighted-average number of shares outstanding and potential shares for the years ended December 31, 2002, 2001 and 2000 was 9,908,663, 9,250,040 and 8,465,669, respectively.

Potential common shares not included due to the fact that they would be anti-dilutive at December 31, 2002, 2001 and 2000 were 89,944, 30,696 and 159,052, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142. “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all business combinations consummated after June 30, 200l be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted by the pooling-of-interests method in accordance with APB Opinion No. 16, “Business Combinations.”  Under SFAS No. 142, goodwill and intangible assets that management concludes have indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually.  SFAS No. 142 also requires the Company to perform a transitional impairment test of all previously recognized goodwill and to assign all recognized assets and liabilities to reporting units.  Other identifiable intangible assets will continue to be amortized over their useful lives.

During 2002, the Company performed the first of the required annual impairment tests of goodwill and indefinite lived intangible assets.  As a result of this test, no amount was charged to earnings for impairment in 2002.  Application of the nonamortization provisions of SFAS No. 142 resulted in an increase of $730,000 ($.07 per share basic and diluted share) in net income for 2002.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 removed acquisitions of financial institutions from the scope of  SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” which permitted the recognition and subsequent amortization of any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset.  For a transaction that is a business combination, SFAS No. 147 requires that the unidentifiable intangible asset acquired be recognized as goodwill and accounted for under SFAS No. 142.  SFAS No. 147 also amended SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term borrower-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires of other long-lived assets that are held and used.  As a result of the application of SFAS No. 147 as of October 1, 2002, approximately $2,621,000 of previously recognized unidentifiable intangible assets was reclassified to goodwill in 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

Reclassification of Certain Items

Certain items in the consolidated financial statements as of and for the years ended December 31, 2001 and 2000 have been reclassified, with no effect on total assets or net income, to be consistent with the classifications adopted for the year ended December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	INVESTMENTS IN SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in Thousands)

Securities Available for Sale December 31, 2002:
U. S. Government and agency securities	$72,326	$1,488	$(41)	$73,773
State and municipal securities	3,362	179	(12)	3,529
Corporate debt securities	22,838	384	(355)	22,867
Mortgage-backed securities	76,439	921	(46)	77,314
Equity securities	859	—	(39)	820

	$175,824	$2,972	$(493)	$178,303

Securities Available for Sale
December 31, 2001:
U. S. Government and agency securities	$49,509	$1,034	$(70)	$50,473
State and municipal securities	5,239	119	(19)	5,339
Corporate debt securities	7,171	2	(458)	6,715
Mortgage-backed securities	88,128	1,242	(259)	89,111
Equity securities	521	—	(25)	496

	$150,568	$2,397	$(831)	$152,134

The amortized cost and fair value of debt securities as of December 31, 2002 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value

	(Dollars in Thousands)
Due in one year or less	$27,493	$27,867
Due from one year to five years	60,779	62,283
Due from five to ten years	5,580	5,620
Due after ten years	4,674	4,399
Mortgage-backed securities	76,439	77,314
Equity securities	859	820

	$175,824	$178,303

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	INVESTMENTS IN SECURITIES (Continued)

Securities with a carrying value of $84,535,517 and $86,541,872 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	December 31,

	2002	2001	2000

	(Dollars in Thousands)
Gross gains on sales of securities	$1,643	$1,253	$—
Gross losses on sales of securities	—	—	—

Net realized gains on sales of securities available for sale	$1,643	$1,253	$—

NOTE 3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
Commercial and financial	$172,429	$152,097
Agricultural	34,007	39,878
Real estate – construction	23,020	24,650
Real estate - mortgage, farmland	63,093	63,533
Real estate - mortgage, commercial	243,037	225,470
Real estate - mortgage, residential	209,485	202,447
Consumer installment loans	78,535	91,557
Other	9,841	5,444

	833,447	805,076
Allowance for loan losses	14,868	14,944

	$818,579	$790,132

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended December 31,

	2002	2001	2000

Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	7,561	11,958	4,863

Total impaired loans	$7,561	$11,958	$4,863

Valuation allowance related to impaired loans	$1,358	$1,984	$1,020

Average investment in impaired loans	$8,966	$8,249	$5,603

Interest income recognized on impaired loans	$26	$6	$51

Forgone interest income on impaired loans	$792	$666	$541

Loans on nonaccrual status amounted to approximately $7,561,000, $11,958,000 and $4,863,000 at December 31, 2002, 2001 and 2000, respectively.  There were $171,000, $691,000 and $81,000 of loans past due ninety days or more and still accruing interest at December 31, 2002, 2001, and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 are as follows:

	December 31,

	2002	2001	2000

	(Dollars in Thousands)
Balance, beginning of year	$14,944	$9,832	$9,895
Provision for loan losses	5,574	4,566	1,712
Loans charged off	(7,159)	(5,488)	(2,594)
Recoveries of loans previously charged off	1,509	1,110	819
Acquired loan loss reserve	—	4,924	—

Balance, end of year	$14,868	$14,944	$9,832

In the ordinary course of business, the Company has granted loans to certain directors, executive officers, and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the years ended December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
Balance, beginning of year	$34,488	$36,321
Advances	33,424	9,890
Repayments	(26,285)	(10,771)
Transactions due to changes in related parties	1,180	(952)

Balance, end of year	$42,807	$34,488

NOTE 4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are summarized as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
Land	$6,096	$6,200
Buildings	22,618	22,260
Furniture and equipment	17,889	19,643
Construction in progress; estimated cost to complete, $35,000	472	1,697

	47,075	49,800
Accumulated depreciation	(21,748)	(22,979)

	$25,327	$26,821

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2002		As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(Dollars in Thousands)
Amortized intangible assets
Core deposit premiums	$8,896	$4,587	$11,517	$2,822

Unamortized intangible assets
Goodwill	$19,240		$16,619

The aggregate amortization expense was $1,765,000, $1,185,000 and $804,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

The estimated amortization expense for each of the next five years is as follows:

2003	$1,023,000
2004	790,000
2005	642,000
2006	549,000
2007	490,000

There were no changes in the carrying amount of goodwill during the year ended December 31, 2002, except for the reclassification of approximately $2,621,000 of previously recognized unidentifiable intangible assets in accordance with SFAS No. 147.

Following is a summary of net income and earnings per share that would have been reported exclusive of amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized.

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Reported net income	$10,355	$9,633	$10,098
Add back goodwill amortization	—	668	627

Adjusted net income	$10,355	$10,301	$10,725

Basic earnings per share:
Reported net income	$1.05	$1.05	$1.19
Goodwill amortization	—	.07	.07

Adjusted net income	$1.05	$1.12	$1.26

Diluted earnings per share:
Reported net income	$1.05	$1.04	$1.19
Goodwill amortization	—	.07	.07

Adjusted net income	$1.05	$1.11	$1.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $155,048,000 and $156,562,000, respectively.  The scheduled maturities of time deposits at December 31, 2002 are as follows:

(Dollars in Thousands)

2003	$407,921
2004	36,122
2005	12,212
2006	3,886
2007	4,550
Later years	77

$464,768

NOTE 7.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2002 and 2001 were $8,204,000 and $3,792,000, respectively.

NOTE 8.	EMPLOYEE BENEFIT PLANS

The Company has established a retirement plan for eligible employees.  The ABC Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation.  The plan also provides for nonelective and discretionary contributions.  All full-time and part-time employees are eligible to participate in the 401(k) Profit Sharing Plan provided they have met the eligibility requirements.  Generally, a participant must have completed twelve months of employment with a minimum of 1,000 hours.

In 2002, the Company terminated the ABC Bancorp Money Purchase Pension Plan. All fully funded employee benefits under the plan were transferred to the 401(k) profit sharing plan.

Aggregate expense under the two plans charged to operations during 2002, 2001 and 2000 amounted to $877,000, $655,000 and $949,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	DEFERRED COMPENSATION PLANS

The Company and two subsidiary banks have entered into separate deferred compensation arrangements with certain executive officers and directors.  The plans call for certain amounts payable at retirement, death or disability.  The estimated present value of the deferred compensation is being accrued over the remaining expected term of active employment.  The Company and Banks have purchased life insurance policies which they intend to use to finance this liability.  Cash surrender value of life insurance of $1,038,000 and $965,000 at December 31, 2002 and 2001 is included in other assets.  Accrued deferred compensation of $1,012,000  and $919,000 at December 31, 2002 and 2001 is included in other liabilities.  Aggregate compensation expense under the plans were $93,000, $74,000 and $43,000 for 2002, 2001 and 2000, respectively, and is included in other operating expenses.

NOTE 10.	OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,

	2002	2001

	(Dollars in Thousands)
Advances under revolving credit agreement with SunTrust Bank with interest at LIBOR plus 1.15% (2.57% at December 31, 2002) due on May 31, 2003; secured by subsidiary bank stock.	$100	$100
Advances from SunTrust Bank with 28 quarterly principal payments of $366,000 at sixty-day LIBOR rate plus .9% (2.28% at December 31, 2002), maturing July 23, 2008.	8,044	9,507
Advances from Federal Home Loan Bank with interest at adjustable rates (ranging from 1.42% to 4.88% at December 31, 2002) due at various dates from April 2, 2003 to September 8, 2009.	26,000	27,000
Advances from Federal Home Loan Bank with interest at a fixed rate (ranging from 6.72% to 7.23%) due in annual installments at various dates from September 8, 2003 through November 1, 2006.	152	498
Advances from Federal Home Loan Bank with interest at a fixed rate (ranging from 3.66% to 6.41%) convertible to a variable rate at option of Federal Home Loan Bank, due at various dates from March 17, 2003 through August 6, 2012.	82,994	58,188

	$117,290	$95,293

The advances from Federal Home Loan Bank are collateralized by the pledging of first mortgage loans and other specific loans.

Other borrowings at December 31, 2002 have maturities in future years as follows:

(Dollars in Thousands)

2003	$4,649
2004	2,484
2005	16,485
2006	1,484
2007	1,463
Later years	90,725

$117,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	Years Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)

Current	$5,142	$5,418	$4,977
Deferred	(65)	(726)	(634)

	$5,077	$4,692	$4,343

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Tax at federal income tax rate	$5,247	$4,871	$4,910
Increase (decrease) resulting from:
Tax-exempt interest	(224)	(476)	(497)
Amortization of intangible assets	33	274	162
Other	21	23	(232)

Provision for income taxes	$5,077	$4,692	$4,343

Net deferred income tax assets of $3,632,000 and $3,877,000 at December 31, 2002 and 2001, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
Deferred tax assets:
Loan loss reserves	$4,942	$4,945
Deferred compensation	344	313
Unearned compensation related to restricted stock	295	401
Nonaccrual interest	235	429
Net operating loss tax carryforward	115	140
Other	121	75

	6,052	6,303

Deferred tax liabilities:
Deprecation and amortization	242	233
Unrealized gain on securities available for sale	843	533
Intangible assets	1,335	1,660

	2,420	2,426

Net deferred tax assets	$3,632	$3,877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	TRUST PREFERRED SECURITIES

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

Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the grantor trust (the Preferred Securities Guarantee).  The Preferred  Securities Guarantee, when taken together with the Company’s other obligations under the Debentures, constitute a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.

The Company is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes.  The Federal Reserve Board has determined that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank and financial holding companies.  In calculating the amount of Tier l qualifying capital, the trust preferred securities can only be included up to the amount constituting 25% of total Tier 1 capital elements (including trust preferred securities).  Such Tier 1 capital treatment provides the Company with a more cost-effective means of obtaining capital for bank regulatory purposes than if the Company were to issue preferred stock.

The trust preferred securities and the related Debentures were issued on November 8, 2001.  Both financial instruments bear an identical annual rate of interest of 9%.  Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year.  Interest on the Debentures is paid on the corresponding dates.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2002 and 2001 was $34,500,000.  The aggregate principal amount of Debentures outstanding at December 31, 2002 and 2001 was $35,567,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	STOCK OPTION PLANS

The Company has two fixed stock option plans under which it has granted options to its Chief Executive Officer to purchase common stock at the fair market price on the date of grant.  All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment.  Under the 1992 Plan, options to purchase 10,000 shares were granted.  All of these options were exercised during 2002.  Under the 1997 Plan, options to purchase 67,500 shares were granted.  Options under the 1997 Plan are fully vested and are exercisable over a period of ten years subject to certain limitations as to aggregate fair market value (determined as of the date of the grant) of all options exercisable for the first time by the optionee during any calendar year (the “$100,000 Per-Year Limitation”).  Under the 1997 Plan, options to purchase 51,450 shares were exercisable as of December 31, 2002.

At the annual meeting on April 15, 1997, the shareholders approved the ABC Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”).  Awards granted under the Omnibus Plan may be in the form of Qualified or Nonqualified Stock Options, Restricted Stock, Stock Appreciation Rights (“SARS”), Long-Term Incentive Compensation Units consisting of a combination of cash and Common Stock, or any combination thereof within the limitations set forth in the Omnibus Plan.  The Omnibus Plan provides that the aggregate number of shares of the Company’s Common Stock which may be subject to award may not exceed 637,500 subject to adjustment in certain circumstances to prevent  dilution.  As of  December 31, 2002, the Company has issued a total of 186,796 restricted shares under the Omnibus Plan as compensation for certain employees.  These shares carry dividend and voting rights.  Sale of these shares is restricted prior to the date of vesting, which is three years from the date of the grant.  Shares issued under this plan were recorded at their fair market value on the date of their grant with a corresponding charge to equity.  The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period.  Compensation expense related to these grants was $444,000, $602,000 and $387,000 for 2002, 2001 and 2000, respectively.  In addition to the granting of restricted shares, options to purchase 246,488 shares of the Company’s common stock have been granted under the Omnibus Plan as of December 31, 2002.

Other pertinent information related to the options is as follows:

	December 31,

	2002		2001		2000

	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

Under option, beginning of the year	285,943	$10.95	239,553	$11.00	159,151	$11.40
Granted	81,950	14.42	71,550	10.60	86,000	10.30
Exercised	(18,589)	7.17	(1,232)	10.09	—	—
Forfeited	(35,316)	12.06	(23,928)	10.47	(5,598)	11.79

Under option, end of year	313,988	11.95	285,943	10.95	239,553	11.00

Exercisable at end of year	130,352		99,625		65,781

Weighted-average fair value per option of options granted during year		$2.96		$1.84		$1.78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	STOCK OPTION PLANS (Continued)

Information pertaining to options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$11.33	67,500	4.3	11.33	51,450	11.33
15.94	23,994	5.0	15.94	19,195	15.94
14.17	6,000	5.3	14.17	4,800	14.17
10.39	600	6.1	10.39	360	10.39
9.90	23,994	6.1	9.90	14,397	9.90
10.11	6,000	6.3	10.11	3,600	10.11
10.83	2,400	6.9	10.83	1,440	10.83
10.38	57,000	7.1	10.38	22,800	10.38
9.94	3,000	7.5	9.94	1,200	9.94
10.50	45,550	8.1	10.50	9,110	10.50
11.20	10,000	8.5	11.20	2,000	11.20
13.25	8,000	9.2	13.25	—
14.55	59,950	9.7	14.55	—

	313,988	6.95	11.95	130,352	11.67

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,

	2002	2001	2000

Dividend yield	3.60%	3.60%	4.57%
Expected life	7 years	10 years	10 years
Expected volatility	22.80%	15.04%	17.34%
Risk-free interest rate	4.60%	5.05%	5.76%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,

	2002	2001	2000

Net income	$10,355	$9,633	$10,098

Weighted average number of common shares outstanding	9,859	9,214	8,460
Effect of dilutive options	50	36	5

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	9,909	9,250	8,465

NOTE 15.	COMMITMENTS AND CONTINGENT LIABILITIES

Loan Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Company’s commitments is as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
Commitments to extend credit	$89,540	$114,631
Credit card commitments	—	13,775
Standby letters of credit	5,315	3,405

	$94,855	$131,811

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

There are no credit card commitments at December 31, 2002 because the Company sold its credit card portfolio during the year.  The Company is obligated to repurchase credit card accounts that did meet certain criteria as of the preliminary closing date.  As of December 31, 2002, the Company has accrued this potential liability based on the past average loss experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 16.	CONCENTRATIONS OF CREDIT

The Banks make agricultural, agribusiness, commercial, residential and consumer loans to customers primarily in counties in South and Southeast Georgia, North Florida and Southeast Alabama.  A substantial portion of the Company’s customers’ abilities to honor their contracts is dependent on the business economy in the geographical area served by the Banks.

Although the Company’s loan portfolio is diversified, there is a relationship in this region between the agricultural economy and the economic performance of loans made to nonagricultural customers.  The Company’s lending policies for agricultural and nonagricultural customers require loans to be well-collateralized and supported by cash flows.  Collateral for agricultural loans include equipment, crops, livestock and land.  Credit losses from loans related to the agricultural economy is taken into consideration by management in determining the allowance for loan losses.

A substantial portion of the Company’s loans are secured by real estate in the Company’s primary market area.  In addition, a substantial portion of the real estate owned is located in those same markets.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are susceptible to changes in market conditions in the Company’s primary market area.

The Company has a concentration of funds on deposit at its two primary correspondent banks at December 31, 2002 as follows:

Noninterest-bearing accounts	$28,848

Interest-bearing accounts	$76,337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2002, approximately $10,400,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2002 and 2001, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Banks’ category.

The Banks’ actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$127,577	14.87%	$68,649	8.00%	- - -N/A - - -
American Banking Company	$17,374	13.63%	$10,200	8.00%	$12,750	10.00%
Heritage Community Bank	$8,210	12.30%	$5,342	8.00%	$6,678	10.00%
Bank of Thomas County	$4,813	11.67%	$3,299	8.00%	$4,124	10.00%
Citizens Security Bank	$14,937	11.95%	$10,002	8.00%	$12,502	10.00%
Cairo Banking Company	$7,236	13.85%	$4,181	8.00%	$5,226	10.00%
Southland Bank	$19,782	14.13%	$11,198	8.00%	$13,998	10.00%
Central Bank and Trust	$5,721	13.04%	$3,509	8.00%	$4,386	10.00%
First National Bank of South Georgia	$6,772	11.21%	$4,833	8.00%	$6,041	10.00%
Merchants and Farmers Bank	$8,266	14.40%	$4,591	8.00%	$5,739	10.00%
Tri-County Bank	$6,589	16.20%	$3,254	8.00%	$4,067	10.00%
First Bank of Brunswick	$14,342	12.15%	$9,443	8.00%	$11,804	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

As of December 31, 2002 (Continued)	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Tier I Capital to Risk Weighted Assets:
Consolidated	$109,733	12.79%	$34,325	4.00%	- - -N/A - - -
American Banking Company	$15,776	12.37%	$5,100	4.00%	$7,650	6.00%
Heritage Community Bank	$7,375	11.04%	$2,671	4.00%	$4,007	6.00%
Bank of Thomas County	$4,296	10.42%	$1,649	4.00%	$2,474	6.00%
Citizens Security Bank	$13,366	10.69%	$5,001	4.00%	$7,501	6.00%
Cairo Banking Company	$6,577	12.58%	$2,090	4.00%	$3,136	6.00%
Southland Bank	$18,019	12.87%	$5,599	4.00%	$8,399	6.00%
Central Bank and Trust	$5,169	11.79%	$1,754	4.00%	$2,631	6.00%
First National Bank of South Georgia	$6,015	9.96%	$2,416	4.00%	$3,625	6.00%
Merchants and Farmers Bank	$7,543	13.14%	$2,295	4.00%	$3,443	6.00%
Tri-County Bank	$6,104	15.01%	$1,627	4.00%	$2,440	6.00%
First Bank of Brunswick	$12,861	10.90%	$4,722	4.00%	$7,083	6.00%
Tier I Capital to Average Assets:
Consolidated	$109,733	9.49%	$46,252	4.00%	- - - N/A - - -
American Banking Company	$15,776	9.02%	$6,996	4.00%	$8,745	5.00%
Heritage Community Bank	$7,375	9.21%	$3,203	4.00%	$4,004	5.00%
Bank of Thomas County	$4,296	8.37%	$2,053	4.00%	$2,566	5.00%
Citizens Security Bank	$13,366	8.01%	$6,675	4.00%	$8,343	5.00%
Cairo Banking Company	$6,577	8.09%	$3,252	4.00%	$4,065	5.00%
Southland Bank	$18,019	6.83%	$10,553	4.00%	$13,191	5.00%
Central Bank and Trust	$5,169	8.44%	$2,450	4.00%	$3,062	5.00%
First National Bank of South Georgia	$6,015	8.04%	$2,993	4.00%	$3,741	5.00%
Merchants and Farmers Bank	$7,543	8.11%	$3,720	4.00%	$4,650	5.00%
Tri-County Bank	$6,104	9.19%	$2,657	4.00%	$3,321	5.00%
First Bank of Brunswick	$12,861	9.29%	$5,538	4.00%	$6,922	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

As of December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$122,372	15.02%	$65,266	8.00%	- - -N/A - - -
American Banking Company	$14,311	11.19%	$10,228	8.00%	$12,785	10.00%
Heritage Community Bank	$6,496	12.28%	$4,230	8.00%	$5,288	10.00%
Bank of Thomas County	$3,937	10.99%	$2,865	8.00%	$3,582	10.00%
Citizens Security Bank	$13,269	11.94%	$8,888	8.00%	$11,110	10.00%
Cairo Banking Company	$7,247	14.80%	$3,917	8.00%	$4,897	10.00%
Southland Bank	$19,199	13.33%	$11,522	8.00%	$14,403	10.00%
Central Bank and Trust	$5,806	12.02%	$3,865	8.00%	$4,831	10.00%
First National Bank of South Georgia	$6,659	10.97%	$4,858	8.00%	$6,072	10.00%
Merchants and Farmers Bank	$6,782	11.32%	$4,794	8.00%	$5,992	10.00%
Tri-County Bank	$5,599	15.52%	$2,886	8.00%	$3,607	10.00%
First Bank of Brunswick	$12,307	12.01%	$8,196	8.00%	$10,245	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$103,506	12.70%	$32,633	4.00%	- - -N/A - - -
American Banking Company	$12,710	9.94%	$5,114	4.00%	$7,671	6.00%
Heritage Community Bank	$5,834	11.03%	$2,115	4.00%	$3,173	6.00%
Bank of Thomas County	$3,487	9.74%	$1,433	4.00%	$2,149	6.00%
Citizens Security Bank	$11,876	10.69%	$4,444	4.00%	$6,666	6.00%
Cairo Banking Company	$6,627	13.53%	$1,959	4.00%	$2,938	6.00%
Southland Bank	$17,393	12.08%	$5,761	4.00%	$8,642	6.00%
Central Bank and Trust	$5,200	10.76%	$1,933	4.00%	$2,899	6.00%
First National Bank of South Georgia	$5,899	9.71%	$2,429	4.00%	$3,643	6.00%
Merchants and Farmers Bank	$6,017	10.04%	$2,397	4.00%	$3,595	6.00%
Tri-County Bank	$5,148	14.27%	$1,443	4.00%	$2,164	6.00%
First Bank of Brunswick	$11,010	10.75%	$4,098	4.00%	$6,147	6.00%
Tier I Capital to Average Assets:
Consolidated	$103,506	9.26%	$43,874	4.00%	- - - N/A - - -
American Banking Company	$12,710	7.18%	$7,067	4.00%	$8,834	5.00%
Heritage Community Bank	$5,834	8.48%	$2,753	4.00%	$3,442	5.00%
Bank of Thomas County	$3,487	7.53%	$1,852	4.00%	$2,314	5.00%
Citizens Security Bank	$11,876	8.03%	$5,989	4.00%	$7,486	5.00%
Cairo Banking Company	$6,627	8.44%	$3,129	4.00%	$3,912	5.00%
Southland Bank	$17,393	6.99%	$10,081	4.00%	$12,602	5.00%
Central Bank and Trust	$5,200	8.66%	$2,400	4.00%	$2,999	5.00%
First National Bank of South Georgia	$5,899	7.88%	$2,991	4.00%	$3,738	5.00%
Merchants and Farmers Bank	$6,017	11.09%	$2,344	4.00%	$2,931	5.00%
Tri-County Bank	$5,148	8.42%	$2,557	4.00%	$3,196	5.00%
First Bank of Brunswick	$11,010	7.56%	$6,300	4.00%	$7,875	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold:  The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate fair values.

Securities:  Fair values for securities are based on available quoted market prices.  The carrying values of equity securities and restricted stock with no readily determinable fair value approximate fair values.

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

Federal Funds Purchased, Repurchase Agreements and Other Borrowings:  The fair values of the Company’s fixed rate other borrowings are estimated using discounted cash flow models based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The carrying amounts of all other variable rate borrowings, federal funds purchased, and securities sold under repurchase agreements approximate their fair values.

Trust Preferred Securities: The fair value of the Company’s fixed rate trust preferred securities are based on available quoted market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest: The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments:  Fair values of the Company’s off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements.  Since the majority of the Company’s off-balance-sheet instruments consist of nonfee producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The carrying value and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2002		December 31, 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in Thousands)
Financial assets:
Cash and short-term investments	$123,077	$123,077	$157,475	$157,475

Federal funds sold	$—	$—	$44	$44

Investments in securities	$178,303	$178,303	$152,134	$152,134

Restricted stock	$5,778	$5,778	$4,701	$4,701

Loans	$833,447	$837,057	$805,076	$819,616
Allowance for loan losses	14,868	—	14,944	—

Loans, net	$818,579	$837,057	$790,132	$819,616

Accrued interest receivable	$9,647	$9,647	$10,767	$10,767

	December 31, 2002		December 31, 2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in Thousands)
Financial liabilities:
Deposits	$916,185	$919,406	$931,156	$935,729

Federal funds purchased and securities sold under agreements to repurchase	$8,204	$8,204	$3,792	$3,792

Other borrowings	$117,290	$117,094	$95,293	$94,067

Accrued interest payable	$2,395	$2,395	$3,611	$3,611

Trust preferred securities	$34,500	$37,088	$34,500	$37,088

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(Dollars in Thousands)

	2002	2001

Assets
Cash	$3,535	$22,187
Interest bearing deposits in banks	14,933	3,557
Investment in subsidiaries	128,286	116,993
Other assets	6,232	8,026

Total assets	$152,986	$150,763

Liabilities
Other borrowings	$8,144	$9,607
Other liabilities	2,858	2,508
Trust preferred securities	34,500	34,500

Total liabilities	45,502	46,615

Stockholders’ equity	107,484	104,148

Total liabilities and stockholders’ equity	$152,986	$150,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
(PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in Thousands)

	2002	2001	2000

Income
Dividends from subsidiaries	$4,220	$7,386	$7,645
Interest	334	212	52
Fee income	9,865	9,252	8,424
Other income	1,416	1,002	645

Total income	15,835	17,852	16,766

Expense
Interest	3,650	955	174
Amortization and depreciation	1,129	1,599	935
Other expense	12,239	10,072	9,716

Total expense	17,018	12,626	10,825

Income (loss) before income tax benefits and equity in undistributed earnings	(1,183)	5,226	5,941
Income tax benefits	1,860	590	621

Income before equity in undistributed earnings	677	5,816	6,562
Equity in undistributed earnings of subsidiaries	9,678	3,817	3,536

Net income	$10,355	$9,633	$10,098

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	CONDENSED FINANCIAL INFORMATION OF ABC BANCORP
(PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in Thousands)

	2002	2001	2000

OPERATING ACTIVITIES
Net income	$10,355	$9,633	$10,098

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	685	698	636
Amortization of intangible assets	—	299	299
Amortization of compensation expense	444	602	387
Undistributed earnings of subsidiaries	(9,678)	(3,817)	(3,536)
(Increase) decrease in interest receivable	(9)	(2)	2
Increase (decrease) in interest payable	(58)	58	—
Increase (decrease) in taxes payable	4	(552)	91
Provision for deferred taxes	(27)	(284)	(203)
(Increase) decrease in due from subsidiaries	301	(61)	(117)
Other operating activities	624	(729)	302

Total adjustments	(7,714)	(3,788)	(2,139)

Net cash provided by operating activities	2,641	5,845	7,959

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(11,376)	(3,557)	1,200
Purchases of premises and equipment	(369)	(111)	(1,521)
Contribution of capital to subsidiary bank	—	(8,500)	(400)
Proceeds from sale of premises and equipment	—	422	979
Net cash paid for purchased subsidiaries	—	(11,681)	—

Net cash provided by (used in) investing activities	(11,745)	(23,427)	258

FINANCING ACTIVITIES
Repayment of other borrowings	(1,463)	(7,131)	(500)
Purchase of treasury shares	(3,469)	—	(4,162)
Dividends paid	(4,749)	(4,262)	(3,745)
Proceeds from other borrowings	—	14,738	—
Proceeds from issuance of trust preferred	—	34,500	—
Proceeds from exercise of stock options	133	12	—

Net cash provided by (used in) financing activities	(9,548)	37,857	(8,407)

Net increase (decrease) in cash	(18,652)	20,275	(190)
Cash at beginning of year	22,187	1,912	2,102

Cash at end of year	$3,535	$22,187	$1,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$3,388	$853	$174