Form 10-Q
period 2003-03-31
ABC BANCORP
filed 2003-05-15
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-16181

ABC BANCORP

(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

24 SECOND AVE., SE MOULTRIE, GA 31768

(Address of principal executive offices)

(229) 890-1111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2) of the Exchange Act).  Yes  ☒  No  ☐

There were 9,759,034 shares of Common Stock outstanding as of May 12, 2003.

ABC BANCORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	Mar 31 2003	Dec 31 2002
Assets
Cash and due from banks	$99,874	$123,077
Securities available for sale, at fair value	191,406	184,081

Loans	831,672	833,447
Less allowance for loan losses	15,353	14,868

Loans, net	816,319	818,579

Premises and equipment, net	25,222	25,327
Intangible assets	4,053	4,309
Goodwill	19,240	19,240
Other assets	18,047	17,864

	$1,174,161	$1,192,477

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand	126,144	131,749
Interest-bearing demand	261,979	258,111
Savings	65,596	61,557
Time, $100,000 and over	155,835	155,048
Other time	302,155	309,720

Total deposits	911,709	916,185
Federal funds purchased & securities sold under agreements to repurchase	6,520	8,204
Other borrowings	103,958	117,290
Other liabilities	8,898	8,814
Trust preferred securities	34,500	34,500

Total liabilities	1,065,585	1,084,993

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 10,824,257 shares issued	10,824	10,824
Capital surplus	45,946	45,946
Retained earnings	60,815	59,210
Accumulated other comprehensive income	1,202	1,636
Unearned compensation	(364)	(443)

	118,423	117,173
Less cost of 1,065,223 and 1,053,321shares acquired for the treasury	(9,847)	(9,689)

Total stockholders’ equity	108,576	107,484

	$1,174,161	$1,192,477

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in Thousands)

(Unaudited)

	2003	2002
Interest income
Interest and fees on loans	$14,655	$15,431
Interest on taxable securities	1,634	2,161
Interest on nontaxable securities	40	53
Interest on deposits in other banks	204	345
Interest on fed funds sold	—	12

	16,533	18,002

Interest expense
Interest on deposits	4,107	5,877
Interest on federal funds purchased and securities sold under agreements to repurchase	18	44
Interest on other borrowings	1,987	1,706

	6,112	7,627

Net interest income	10,421	10,375
Provision for loan losses	731	959

Net interest income after provision for loan losses	9,690	9,416

Other income
Service charges on deposit accounts	2,517	2,241
Other service charges, commissions and fees	788	872
Other	262	107
Gain on sale of securities	20	26

	3,587	3,246

Other expense
Salaries and employee benefits	5,144	4,798
Equipment and occupancy expense	1,164	1,205
Amortization of intangible assets	256	508
Other operating expenses	2,626	2,922

	9,190	9,433

Income before income taxes	4,087	3,229
Applicable income taxes	1,318	1,057

Net income	$2,769	$2,172

Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax	(421)	$(902)
Reclassification adjustment for gains included in net income, net of tax	$(13)	$(17)

Comprehensive income	$2,335	$1,253

Income per common share-Basic	$0.28	$0.22

Income per common share-Diluted	$0.28	$0.22

Average shares outstanding	9,770,275	9,814,710

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in Thousands)

(Unaudited)

	2003	2002
OPERATING ACTIVITIES
Net Income	$2,769	$2,172

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	478	596
Provision for loan losses	731	959
Amortization of intangible assets	256	409
Other prepaids, deferrals and accruals, net	220	(1,450)

Total adjustments	1,685	514

Net cash provided by operating activities	4,454	2,686

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	19,001	26,320
Purchase of securities available for sale	(29,344)	(39,468)
Proceeds from sales of securities available for sale	2,360	1,015
Decrease in federal funds sold	—	8
(Increase) decrease in loans	1,529	(3,538)
Purchase of premises and equipment	(373)	(886)

Net cash used in investing activities	(6,827)	(16,549)

FINANCING ACTIVITIES
Net decrease in deposits	(4,476)	(37,461)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(1,684)	1,129
Decrease in other borrowings	(13,332)	(1,304)
Dividends paid	(1,180)	(1,185)
Purchase treasury stock	(158)	(1,601)

Net cash used in financing activities	(20,830)	(40,422)

Net decrease in cash and due from banks	$(23,203)	$(54,285)
Cash and due from banks at beginning of period	123,077	157,475

Cash and due from banks at end of period	$99,874	$103,190

See Notes to Consolidated Financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Stock Compensation Plans

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For The Quarter Ended March 31,
	2003	2002
	(Dollars in Thousands)
Net income, as reported	$2,769	$2172
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13)	(9)

Pro forma net income	$2,756	$2,163

Earnings per share:
Basic – as reported	$0.28	$0.22

Basic – pro forma	$0.28	$0.22

Diluted – as reported	$0.28	$0.22

Diluted – pro forma	$0.28	$0.22

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

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at March 31, 2003 were considered satisfactory. At that date, the Banks’ short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the three months ended March 31, 2003, total capital increased $1,092,000 to $108,576,000. Of this change, $1,605,000 resulted from the retention of earnings (net of $1,164,000 dividends declared to shareholders), plus $79,000 for the accrual for grants of restricted shares as incentive to certain employees, less a decrease of $434,000 in other comprehensive income, net of taxes and $158,000 for the purchase of treasury stock.

At March 31, 2003, ABC had binding commitments for capital expenditures of approximately $100,000. The Company anticipates that approximately $1,500,000 will be required for capital expenditures during the remainder of 2003. Additional expenditures may be required for other mergers and acquisitions.

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

Comparison of Statements of Income

The net interest margin on a taxable-equivalent basis was 3.87% and 4.28% during the three months ended March 31, 2003 and 2002, respectively, a decrease of 41 basis points. These variances are attributable to fluctuations in the average rates charged and fees earned on loans and the average rates paid on deposit accounts and the resulting decrease is primarily attributable to the interest rate cuts initiated by the Federal Reserve.

Net interest income was $10.4 million during the three months ended March 31, 2003 and 2002, respectively.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $731,000 and $959,000 during the three months ended March 31, 2003 and 2002. Charge offs, net of recoveries, for the first three months of 2003 amounted to $241,000.

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

The allowance for loan losses totaled $15.4 million and $14.9 million as of March 31, 2003 and December 31, 2002, respectively. The allowance for loan losses as a percentage of total loans was 1.85% and 1.78% as of March 31, 2003 and December 31, 2002 respectively.

Non-performing assets were $10.3 million and $9.1 million as of March 31, 2003 and December 31, 2002, respectively. The ratio of non-performing assets as a percentage of the loan loss reserve was 67.13% and 61.04% as of March 31, 2003 and December 31, 2002, respectively.

Management considers the allowance for loan losses as of March 31, 2003 adequate to cover potential losses in the loan portfolio.

Following is a comparison of non-interest income for the three months ended March 31, 2003 and 2002 (dollars in thousands).

	Three Months Ended March
	2003	2002
Service charges on deposits	$2,517	$2,241
Other service charges, commissions and fees	788	872
Other income	262	107
Gain on sale of securities	20	26

Total non-interest income	$3,587	$3,246

Total non-interest income for the three months ended March 31, 2003 was $341,000 higher than during the same period in 2002. Of this increase $276,000 relates to an increase in service charges on deposit accounts which is primarily attributable to an increase in the per item charge for overdrawn accounts. The remaining $65,000 increase in non-interest income relates to normal changes from period to period.

Following is an analysis of non-interest expense for the three months ended March 31, 2003 and 2002 (dollars in thousands).

	Three Months Ended March
	2003	2002
Salaries and employee benefits	$5,144	$4,798
Occupancy and equipment expense	1,164	1,205
Amortization of intangible assets	256	508
Other expense	2,626	2,922

Total non-interest expense	$9,190	$9,433

Total non-interest expense for the three months ended March 31, 2003 was $243,000 lower than during the same period in 2002.

Salaries and employee benefits for the three months ended March 31, 2003 were $346,000 or 7.21% higher than during the same period in 2002. Amortization of intangible assets was $252,000 lower for the three months ended March 31, 2003 as compared to March 31, 2002. This decrease resulted primarily from the adoption of SFAS #147 during the fourth quarter of 2002. Other expense for the three months ended March 31, 2003 decreased $296,000 as compared to March 31, 2002. This decrease resulted primarily from conversion expense associated with the data processing conversion of the First Bank of Brunswick in the first quarter of 2002 of $185,000 and the remaining $111,000 resulted from cost efficiencies initiated by the Company.

Following is a condensed summary of net income during the three months ended March 31, 2003 and 2002 (dollars in thousands).

	Three Months Ended March 31,
	2003	2002
Net interest income	$10,421	$10,375
Provision for loan losses	731	959
Other income	3,587	3,246
Other expense	9,190	9,433

Income before income taxes	4,087	3,229
Applicable income taxes	1,318	1,057

Net income	$2,769	$2,172

Net income increased $597,000 or 27.49% to $2,769,000 for the three months ended March 31, 2003 as compared to $2,172,000 for the three months ended March 31, 2002. Net interest income of ABC and its subsidiaries increased $46,000, the provision for loan losses decreased by $228,000 and all other noninterest expense decreased by $ 243,000.

Comparison of Balance Sheets

Total assets decreased by $18 million, or 1.51% to $1,174 million at March 31, 2003 from $1,192 million at December 31, 2002.

Total earning assets increased by $21 million, or 1.98%, to $1,079 million at March 31, 2003 from $1,058 million at December 31, 2002.

Loans, net of the allowance for loan losses, decreased by $3 million, or .37% to $816 million at March 31, 2003 from $819 million at December 31, 2002.

Total deposits decreased by $4 million, or .44% to $912 million at March 31, 2003 from $916 million at December 31, 2002. Approximately 13.82% and 14.41% of deposits were noninterest-bearing as of March 31, 2003 and December 31, 2002, respectively.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.”. The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company’s asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 9.40% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 13.97% if rates decline over the next year.

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

Part II. Other Information

Item 4. Sub mission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of securities holders during the quarter ended March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 Section 906 Certification

Exhibit 99.2 Section 906 Certification

(b) Reports on Form 8-K

      None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:

ABC BANCORP

April 18, 2003	/s/ W. EDWIN LANE, JR
Date	W. EDWIN LANE, JR EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Duly authorized officer and principal financial/accounting officer)

I, Kenneth J. Hunnicutt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ABC Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003

/s/ KENNETH J. HUNNICUTT
Kenneth J. Hunnicutt, President and Chief Executive Officer

I, W. Edwin Lane, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ABC Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003

/s/ W. EDWIN LANE, JR.
W. Edwin Lane, Jr., Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Section 906 Certification

99.2	Section 906 Certification