Form 10-Q
period 2003-06-30
ABC BANCORP
filed 2003-08-14
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-16181

ABC BANCORP

(Exact name of registrant as specified in its charter)

GEORGIA (State of incorporation)	58-1456434 (IRS Employer ID No.)

24 SECOND AVE., SE MOULTRIE, GA 30768
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

There were 9,758,899 shares of Common Stock outstanding as of June 30, 2003.

ABC BANCORP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

SIGNATURE	15

EXHIBIT INDEX	16

ABC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30 2003	December 31 2002

Assets
Cash and due from banks	$75,309	$123,077
Securities available for sale, at fair value	184,030	184,081
Loans	846,233	833,447
Less allowance for loan losses	16,238	14,868

Loans, net	829,995	818,579

Premises and equipment, net	25,108	25,327
Intangible assets	3,798	4,309
Goodwill	19,240	19,240
Other assets	17,726	17,864

	$1,155,206	$1,192,477

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand	130,216	131,749
Interest-bearing demand	259,429	258,111
Savings	66,052	61,557
Time, $100,000 and over	159,366	155,048
Other time	282,183	309,720

Total deposits	897,246	916,185
Federal funds purchased & securities sold under agreements to repurchase	5,982	8,204
Other borrowings	98,525	117,290
Other liabilities	8,307	8,814
Trust preferred securities	34,500	34,500

Total liabilities	1,044,560	1,084,993

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 10,824,122 and 10,824,257 shares issued respectively	10,824	10,824
Capital surplus	45,940	45,946
Retained earnings	62,454	59,210
Accumulated other comprehensive income	1,551	1,636
Unearned compensation	(276)	(443)

	120,493	117,173
Less cost of 1,065,223 and 1,053,321shares acquired for the treasury	(9,847)	(9,689)

Total stockholders’ equity	110,646	107,484

	$1,155,206	$1,192,477

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in Thousands)
(Unaudited)

	2003	2002

Interest income
Interest and fees on loans	$14,565	$15,167
Interest on taxable securities	1,525	2,225
Interest on nontaxable securities	41	44
Interest on deposits in other banks	161	193
Interest on fed funds sold	—	12

	16,292	17,641

Interest expense
Interest on deposits	3,854	5,021
Interest on federal funds purchased and securities sold under agreements to repurchase	17	30
Interest on other borrowings	1,945	1,842

	5,816	6,893

Net interest income	10,476	10,748
Provision for loan losses	1,251	774

Net interest income after provision for loan losses	9,225	9,974

Other income
Service charges on deposit accounts	2,693	2,566
Other service charges, commissions and fees	879	723
Other	19	102
Loss on sale of securities	(21)	(4)

	3,570	3,387

Other expense
Salaries and employee benefits	4,612	4,465
Equipment and occupancy expense	1,203	1,219
Amortization of intangible assets	255	310
Other operating expenses	2,540	3,053

	8,610	9,047

Income before income taxes	4,185	4,314
Applicable income taxes	1,375	1,431

Net income	$2,810	$2,883

Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax	$335	$1,771
Reclassification adjustment for gains included in net income, net of tax	$14	$3

Comprehensive income	$3,159	$4,657

Income per common share-Basic	$0.29	$0.29

Income per common share-Diluted	$0.29	$0.29

Average shares outstanding	9,759,034	9,874,639

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in Thousands)
(Unaudited)

	2003	2002

Interest income
Interest and fees on loans	$29,220	$30,598
Interest on taxable securities	3,159	4,386
Interest on nontaxable securities	81	97
Interest on deposits in other banks	365	538
Interest on fed funds sold	—	24

	32,825	35,643

Interest expense
Interest on deposits	7,961	10,898
Interest on federal funds purchased and securities sold under agreements to repurchase	35	74
Interest on other borrowings	3,932	3,548

	11,928	14,520

Net interest income	20,897	21,123
Provision for loan losses	1,982	1,733

Net interest income after provision for loan losses	18,915	19,390

Other income
Service charges on deposit accounts	5,210	4,807
Other service charges, commissions and fees	1,667	1,595
Other	281	209
Gain (loss) on sale of securities	(1)	22

	7,157	6,633

Other expense
Salaries and employee benefits	9,756	9,263
Equipment and occupancy expense	2,367	2,424
Amortization of intangible assets	511	941
Other operating expenses	5,166	5,852

	17,800	18,480

Income before income taxes	8,272	7,543
Applicable income taxes	2,693	2,488

Net income	$5,579	$5,055

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net of tax	$(86)	$869
Reclassification adjustment for (gains) losses included in net income, net of tax	$1	$(14)

Comprehensive income	$5,494	$5,910

Income per common share-Basic	$0.57	$0.51

Income per common share-Diluted	$0.57	$0.51

Average shares outstanding	9,764,623	9,899,474

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in Thousands)
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net Income	$5,579	$5,055

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	920	1,151
Provision for loan losses	1,982	1,733
Amortization of intangible assets	511	818
Other prepaids, deferrals and accruals, net	(164)	1,521

Total adjustments	3,249	5,223

Net cash provided by operating activities	8,828	10,278

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	41,810	39,256
Purchase of securities available for sale	(62,512)	(58,655)
Proceeds from sales of securities available for sale	20,624	1,015
Decrease in federal funds sold	—	(92)
Increase in loans	(13,398)	(26,051)
Purchase of premises and equipment	(701)	(1,360)

Net cash used in investing activities	(14,177)	(45,887)

FINANCING ACTIVITIES
Net decrease in deposits	(18,939)	(49,506)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(2,222)	(542)
Decrease in other borrowings	(18,765)	(2,021)
Dividends paid	(2,335)	(2,367)
Purchase treasury stock	(158)	(1,962)

Net cash used in financing activities	(42,419)	(56,398)

Net decrease in cash and due from banks	$(47,768)	$(92,007)
Cash and due from banks at beginning of period	123,077	157,475

Cash and due from banks at end of period	$75,309	$65,468

See Notes to Consolidated Financial statements.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Stock Compensation Plans

At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended June 30,		For The Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in Thousands)
Net income, as reported	$2,810	$2,883	$5,579	$5,055
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17)	(14)	(30)	(23)

Pro forma net income	$2,793	$2,869	$5,549	$5,032

Earnings per share:
Basic - as reported	$0.29	$0.29	$0.57	$0.51

Basic - pro forma	$0.29	$0.29	$0.57	$0.51

Diluted - as reported	$0.29	$0.29	$0.57	$0.51

Diluted - pro forma	$0.29	$0.29	$0.57	$0.51

Accounting Standards

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosures required by FIN 45 improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No. 34 (“FIN 34”), “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superceded. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Prior to the issuance of Statement 150, the Company classified trust preferred securities as a liability on the consolidated balance sheet and its related interest cost as interest expense on the consolidated statement of income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC Bancorp and its subsidiaries (the “Company”) to meet those needs. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary Banks (the “Banks”) maintain relationships with correspondent banks, which could provide funds to them on short notice, if needed.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at June 30, 2003 were considered satisfactory. At that date, the Banks’ short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the six months ended June 30, 2003, total capital increased $3,162,000 to $110,646,000. Of this change, $3,244,000 resulted from the retention of earnings (net of $2,335,000 dividends declared to shareholders), plus $161,000 for the accrual for grants of restricted shares as incentive to certain employees, less a decrease of $85,000 in other comprehensive income, net of taxes and $158,000 for the purchase of treasury stock.

At June 30, 2003, ABC had binding commitments for capital expenditures of approximately $250,000. The Company anticipates that approximately $1,000,000 will be required for capital expenditures during the remainder of 2003. Additional expenditures may be required for other mergers and acquisitions.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Banks’ ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

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

Comparison of Statements of Income

The net interest margin on a taxable-equivalent basis was 3.89% and 4.05% during the six months ended June 30, 2003 and 2002, respectively, a decrease of 16 basis points. This decrease is mostly attributable to the current interest rate environment. The Federal Reserve Bank has systematically lowered the federal funds rate from 6.50% as of December 31, 2000 to 1.00% as of June 25, 2003. The prime interest rate, which is used by most banks as a guideline for pricing loans, tracks the federal funds rate and has, therefore, also decreased by 550 basis points over the last 30 months to 4.00% as of June 25, 2003 (a 44-year low). The resulting reduction in interest income because of the lower loan rates has outpaced the reduction in interest expense that is realized by lowering rates paid on maturing deposits and borrowings. Thus, the net interest margin has decreased.

Net interest income was $20.9 million as compared to $21.1 million during the six months ended June 30, 2003 and 2002, respectively, representing a decrease of .95%.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $1,982,000 and $1,733,000 during the six months ended June 30, 2003 and 2002, respectively. Charge offs, net of recoveries, for the first six months of 2003 amounted to $612,000.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated quarterly based on ongoing reviews of all loans. A particular emphasis is placed on non-accruing, past due and other loans in which management has identified possible weaknesses, and that require special attention and/or action. Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and assumptions about the local and national economy. All of these factors are considered and grades are assigned to each loan. A calculation is then performed that adds a weighted percentage of the balance in each loan grade to additional specific reserves for certain loans based on management’s judgment. The result of this standard calculation determines the amount of reserve to be recorded. Management considers the amount of reserve determined by this process adequate to cover potential losses in the portfolio.

The allowance for loan losses totaled $16.2 million and $14.9 million as of June 30, 2003 and December 31, 2002, respectively. The allowance for loan losses as a percentage of total loans was 1.91% and 1.78% as of June 30, 2003 and December 31, 2002, respectively.

Nonperforming assets were $10.5 million and $9.1 million as of June 30, 2003 and December 31, 2002, respectively. The ratio of nonperforming assets as a percentage of the loan loss reserve was 64.81% and 61.04% as of June 30, 2003 and December 31, 2002, respectively.

Following is a comparison of noninterest income for the six months ended June 30, 2003 and 2002 (dollars in thousands).

	Six Months Ended June 30,

	2003	2002

Service charges on deposits	$5,210	$4,807
Other service charges, commissions and fees	1,667	1,595
Other income	281	209
Gain on sale of securities	(1)	22

Total non-interest income	$7,157	$6,633

Total noninterest income for the six months ended June 30, 2003 was $524,000 higher than during the same period in 2002. Of this increase, $403,000 relates to an 8.4% increase in service charges on deposit accounts which is primarily attributable to a new program adopted by the Company that expanded the number of customers allowed to overdraw their deposit accounts and the number of overdrafts each customer could incur. The program also expanded the monitoring and control over overdrafts to ensure that the additional income generated would substantially exceed the anticipated increase in overdrafts charged off. The remaining $121,000 increase in noninterest income relates to normal changes from period to period.

Following is an analysis of noninterest expense for the six months ended June 30, 2003 and 2002 (dollars in thousands).

	Six Months Ended June 30,

	2003	2002

Salaries and employee benefits	$9,756	$9,263
Occupancy and equipment expense	2,367	2,424
Amortization of intangible assets	511	941
Other expense	5,166	5,852

Total noninterest expense	$17,800	$18,480

Total noninterest expense for the six months ended June 30, 2003 was $680,000 lower than during the same period in 2002.

Salaries and employee benefits for the six months ended June 30, 2003 were $493,000, or 5.32%, higher than during the same period in 2002. Amortization of intangible assets was $430,000 lower for the six months ended June 30, 2003 as compared to June 30, 2002. This decrease resulted primarily from the adoption of SFAS #147 during the fourth quarter of 2002. Other expense for the six months ended June 30, 2003 decreased $686,000 as compared to June 30, 2002. This decrease resulted primarily from conversion expense associated with the data processing conversion of the First Bank of Brunswick in the first quarter of 2002 of $185,000 and the remaining $501,000 resulted mainly from controllable cost efficiencies initiated by the Company. Conference and travel expense was reduced $75,000, postage expense was reduced $47,000 and supplies expense was reduced $73,000. Telephone expense increased $60,000 and data processing expense increased $58,000. Also affecting this variance: the expense associated with operating automated teller machines decreased $164,000; record retention expense decreased $119,000; and the expense associated with disposing of foreclosed loan collateral decreased $141,000.

Following is a condensed summary of net income during the six months ended June 30, 2003 and 2002 (dollars in thousands).

	Six Months Ended June 30,

	2003	2002

Net interest income	$20,897	$21,123
Provision for loan losses	1,982	1,733
Other income	7,157	6,633
Other expense	17,800	18,480

Income before income taxes	8,272	7,543
Applicable income taxes	2,693	2,488

Net income	$5,579	$5,055

Net income increased $524,000, or 10.37%, to $5,579,000 for the six months ended June 30, 2003 as compared to $5,055,000 for the six months ended June 30, 2002. Net interest income of ABC and its subsidiaries decreased $226,000, the provision for loan losses increased by $249,000 and all other noninterest expense decreased by $ 680,000.

Comparison of Balance Sheets

Total assets decreased by $37 million, or 3.10%, to $1,155 million at June 30, 2003 from $1,192 million at December 31, 2002.

Total earning assets decreased by $35 million, or 3.19%, to $1,061 million at June 30, 2003 from $1,096 million at December 31, 2002.

Loans, net of the allowance for loan losses, increased by $11 million, or 1.34%, to $830 million at June 30, 2003 from $819 million at December 31, 2002.

Total deposits decreased by $19 million, or 2.07%, to $897 million at June 30, 2003 from $916 million at December 31, 2002. Approximately 14.49% and 14.41% of deposits were noninterest-bearing as of June 30, 2003 and December 31, 2002, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed only to U. S. dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities, which are commonly, pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 2.99% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 3.78% if rates decline over the next year.

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

The Annual Meeting of the Shareholders of the Company was held on May 20, 2003. At this meeting, proxies were solicited under Regulation 14A of the Exchange Act. Total shares outstanding, net of 1,065,223 shares held for the treasury, amounted to 9,759,034. A total of 7,009,414 shares were represented by shareholders in attendance at the meeting or by proxy.

Director nominees were elected by a vote of 6,380,194 shares for, and 629,220 withholding authority, representing 65% in favor of the following directors elected to serve as Class III directors, until the annual meeting to be held in 2006.

Kenneth J. Hunnicutt
Eugene M. Vereen, Jr.
Doyle Weltzbarker

Ratification of the appointment of Mauldin & Jenkins, Certified Public Accountants and Consultants, LLC, as the Company’s independent accountants for the fiscal year ended December 31, 2002, by a vote of 6,924,143 for, 52,341 against, and 32,930 abstaining, representing 71% in favor.

Transaction of any other business to properly come before the Annual Meeting or any adjournment or postponement thereof by a vote of 6,281,928 for, 617,916 against, and 109,570 abstaining, representing 64% in favor.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Exhibit 31.1 Section 302 Certification
Exhibit 31.2 Section 302 Certification
Exhibit 32.1 Section 906 Certification
Exhibit 32.2 Section 906 Certification

(b)        Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:

ABC BANCORP
August 12, 2003	/s/ W. Edwin Lane, Jr.

Date	W. EDWIN LANE, JR. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Duly authorized officer and principal financial/accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification