Form 10-Q
period 2003-09-30
ABC BANCORP
filed 2003-11-12
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were 9,783,854 shares of Common Stock outstanding as of September 30, 2003.

ABC BANCORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30 2003	December 31 2002
Assets
Cash and due from banks	$53,073	$123,077
Securities available for sale, at fair value	179,919	184,081

Loans	852,508	833,447
Less allowance for loan losses	15,433	14,868

Loans, net	837,075	818,579

Premises and equipment, net	25,137	25,327
Intangible assets	3,542	4,309
Goodwill	19,240	19,240
Other assets	19,546	17,864

	$1,137,532	$1,192,477

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand	122,968	131,749
Interest-bearing demand	255,526	258,111
Savings	67,431	61,557
Time, $100,000 and over	152,859	155,048
Other time	267,028	309,720

Total deposits	865,812	916,185
Federal funds purchased & securities sold under agreements to repurchase	4,251	8,204
Other borrowings	113,084	117,290
Other liabilities	8,551	8,814
Trust preferred securities	34,500	34,500

Total liabilities	1,026,198	1,084,993

Stockholders' equity
Common stock, par value $1; 30,000,000 shares authorized; 10,849,922 and 10,824,257 shares issued respectively	10,850	10,824
Capital surplus	46,340	45,946
Retained earnings	63,929	59,210
Accumulated other comprehensive income	677	1,636
Unearned compensation	(603)	(443)

	121,193	117,173
Less cost of 1,066,068 and 1,053,321shares acquired for the treasury	(9,859)	(9,689)

Total stockholders' equity	111,334	107,484

	$1,137,532	$1,192,477

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in Thousands)

(Unaudited)

	2003	2002
Interest income
Interest and fees on loans	$14,510	$15,746
Interest on taxable securities	1,375	2,077
Interest on nontaxable securities	37	47
Interest on deposits in other banks	37	216
Interest on fed funds sold	—	—

	15,959	18,086

Interest expense
Interest on deposits	3,277	4,833
Interest on federal funds purchased and securities sold under agreements to repurchase	12	20
Interest on other borrowings	1,947	1,996

	5,236	6,849

Net interest income	10,723	11,237
Provision for loan losses	1,061	2,224

Net interest income after provision for loan losses	9,662	9,013

Other income
Service charges on deposit accounts	2,709	2,669
Other service charges, commissions and fees	837	746
Other	—	10
Gain on sale of securities	—	1,617

	3,546	5,042

Other expense
Salaries and employee benefits	4,944	5,185
Equipment and occupancy expense	1,187	1,271
Amortization of intangible assets	256	462
Other operating expenses	2,609	3,314

	8,996	10,232

Income before income taxes	4,212	3,823

Applicable income taxes	1,368	1,253

Net income	$2,844	2,570

Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising during period, net of tax	$(874)	$783
Reclassification adjustment for gains included in net income, net of tax	$—	$(1,067)

Comprehensive income	$1,970	$2,286

Income per common share-Basic	$0.29	$0.26

Income per common share-Diluted	$0.29	$0.26

Average shares outstanding	9,775,317	9,852,046

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in Thousands)

(Unaudited)

	2003	2002
Interest income
Interest and fees on loans	$43,730	$46,367
Interest on taxable securities	4,534	6,463
Interest on nontaxable securities	118	144
Interest on deposits in other banks	402	754
Interest on fed funds sold	—	1

	48,784	53,729

Interest expense
Interest on deposits	11,238	15,731
Interest on federal funds purchased and securities sold under agreements to repurchase	47	94
Interest on other borrowings	5,879	5,544

	17,164	21,369

Net interest income	31,620	32,360
Provision for loan losses	3,043	3,957

Net interest income after provision for loan losses	28,577	28,403

Other income
Service charges on deposit accounts	7,919	7,476
Other service charges, commissions and fees	2,504	2,341
Other	262	219
Gain (loss) on sale of securities	(1)	1,639

	10,684	11,675

Other expense
Salaries and employee benefits	14,700	14,448
Equipment and occupancy expense	3,554	3,695
Amortization of intangible assets	767	1,403
Other operating expenses	7,756	9,166

	26,777	28,712

Income before income taxes	12,484	11,366

Applicable income taxes	4,061	3,741

Net income	$8,423	$7,625

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net of tax	$(960)	$1,650
Reclassification adjustment for (gains) losses included in net income, net of tax	$1	$(1,082)

Comprehensive income	$7,464	$8,193

Income per common share-Basic	$0.86	$0.77

Income per common share-Diluted	$0.86	$0.77

Average shares outstanding	9,768,227	9,883,491

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in Thousands)

(Unaudited)

	2003	2002
OPERATING ACTIVITIES
Net Income	$8,423	$7,625

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,338	1,743
Provision for loan losses	3,043	3,957
Amortization of intangible assets	767	1,403
Other prepaids, deferrals and accruals, net	(1,191)	3,381

Total adjustments	3,957	10,484

Net cash provided by operating activities	12,380	18,109

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	57,875	42,309
Purchase of securities available for sale	(75,789)	(68,403)
Proceeds from sales of securities available for sale	20,624	45,538
Decrease in federal funds sold	—	44
Increase in loans	(21,539)	(46,314)
Purchase of premises and equipment	(1,148)	(1,559)

Net cash used in investing activities	(19,977)	(28,385)

FINANCING ACTIVITIES
Net decrease in deposits	(50,373)	(38,874)
Net decrease in federal funds purchased and
securities sold under agreements to repurchase	(3,953)	(566)
Increase (decrease) in other borrowings	(4,206)	22,539
Dividends paid	(3,705)	(3,550)
Purchase treasury stock	(170)	(2,283)

Net cash used in financing activities	(62,407)	(22,734)

Net decrease in cash and due from banks	$(70,004)	$(33,010)

Cash and due from banks at beginning of period	123,077	157,475

Cash and due from banks at end of period	$53,073	$124,465

See Notes to Consolidated Financial statements.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Stock Compensation Plans

At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Thousands)
Net income, as reported	$2,844	$2,570	$8,423	$7,625
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17)	(15)	(47)	(38)

Pro forma net income	$2,827	$2,555	$8,376	$7,587

Earnings per share:
Basic - as reported	$.29	$.26	$.86	$.77

Basic - pro forma	$.29	$.26	$.86	$.77

Diluted - as reported	$.29	$.26	$.86	$.77

Diluted - pro forma	$.28	$.25	$.85	$.76

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Prior to the issuance of Statement 150, the Company classified trust preferred securities as a liability on the consolidated balance sheet and its related interest cost as interest expense on the consolidated statement of income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on the Company’s consolidated financial statements.

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

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at September 30, 2003 were considered satisfactory. At that date, the Banks’ short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the nine months ended September 30, 2003, total capital increased $3,850,000 to $111,334,000. Of this change, $4,718,000 resulted from the retention of earnings (net of $3,705,000 dividends declared to shareholders), plus $261,000 for the accrual for grants of restricted shares as incentive to certain employees, less a decrease of $959,000 in other comprehensive income, net of taxes and $170,000 for the purchase of treasury stock.

At September 30, 2003, ABC had no binding commitments for capital expenditures. The Company anticipates that approximately $500,000 will be required for capital expenditures during the remainder of 2003. Additional expenditures may be required for other mergers and acquisitions.

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

Comparison of Statements of Income

The net interest margin on a taxable-equivalent basis was 3.96% and 4.17% during the nine months ended September 30, 2003 and 2002, respectively, a decrease of 21 basis points. This decrease is mostly attributable to the current interest rate environment. The Federal Reserve Bank has systematically lowered the federal funds rate from 6.50% as of December 31, 2000 to 1.00% as of June 25, 2003. The prime interest rate, which is used by most banks as a guideline for pricing loans, tracks the federal funds rate and has, therefore, also decreased by 550 basis points over the last 30 months to 4.00% as of June 25, 2003 (a 44-year low). The resulting reduction in interest income because of the lower loan rates has outpaced the reduction in interest expense that is realized by lowering rates paid on maturing deposits and borrowings. Thus, the net interest margin has decreased.

Net interest income was $31.6 million as compared to $32.4 million during the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of 2.47%

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $3,043,000 and $3,957,000 during the nine months ended September 30, 2003 and 2002, respectively. Charge offs, net of recoveries, for the first nine months of 2003 amounted to $2,478,000 as compared to $4,093,000 for the nine months ended September 30, 2002.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated quarterly based on ongoing reviews of all loans. A particular emphasis is placed on non-accruing, past due and other loans in which management has identified possible weaknesses, and that require special attention and/or action. Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and assumptions about the local and national economy. All of these factors are considered and then grades are assigned to each loan. A calculation is then performed that adds a weighted percentage of the balance in each loan grade to additional specific reserves for certain loans based on management’s judgment. The result of this standard calculation determines the amount of reserve to be recorded. Management considers the amount of reserve determined by this process adequate to cover potential losses in the portfolio.

The allowance for loan losses totaled $15.4 million and $14.9 million as of September 30, 2003 and December 31, 2002, respectively. The allowance for loan losses as a percentage of total loans was 1.81% and 1.78% as of September 30, 2003 and December 31, 2002, respectively.

Nonperforming assets were $9.2 million and $9.1 million as of September 30, 2003 and December 31, 2002, respectively. The ratio of nonperforming assets as a percentage of the loan loss reserve was 59.74% and 61.04% as of September 30, 2003 and December 31, 2002, respectively.

Following is a comparison of noninterest income for the nine months ended September 30, 2003 and 2002 (dollars in thousands).

	Nine Months Ended September 30,
	2003	2002
Service charges on deposits	$7,919	$7,476
Other service charges, commissions and fees	2,504	2,341
Other income	262	219
Gain (loss) on sale of securities	(1)	1,639

Total non-interest income	$10,684	$11,675

Total noninterest income for the nine months ended September 30, 2003 was $991,000 lower than during the same period in 2002. This decrease is mainly reflected in the sale of securities, a decrease of $1,640,000 from the same period in 2002, offset by an increase of $443,000, which relates to a 5.9% increase in service charges on deposit accounts which is primarily attributable to a new program adopted by the Company that expanded the number of customers allowed to overdraw their deposit accounts and the number of overdrafts each customer could incur. The program also expanded the monitoring and control over overdrafts to ensure that the additional income generated would substantially exceed the anticipated increase in overdrafts charged off. The remaining $206,000 increase in noninterest income relates to normal changes from period to period.

Following is an analysis of noninterest expense for the nine months ended September 30, 2003 and 2002 (dollars in thousands).

	Nine Months Ended September 30,
	2003	2002
Salaries and employee benefits	$14,700	$14,448
Occupancy and equipment expense	3,554	3,695
Amortization of intangible assets	767	1,403
Other expense	7,756	9,166

Total noninterest expense	$26,777	$28,712

Total noninterest expense for the nine months ended September 30, 2003 was $1,935,000 lower than during the same period in 2002.

Salaries and employee benefits for the nine months ended September 30, 2003 were $252,000, or 1.74%, higher than during the same period in 2002. Amortization of intangible assets was $636,000 lower for the nine months ended September 30, 2003 as compared to September 30, 2002. This decrease resulted primarily from the adoption of SFAS 147 during the fourth quarter of 2002. Other expense for the nine months ended September 30, 2003 decreased $1,410,000 as compared to September 30, 2002. This decrease resulted from conversion expense associated with the data processing conversion of the First Bank of Brunswick in 2002 of $636,000 and the remaining $774,000 resulted mainly from controllable cost efficiencies initiated by the Company. Postage expense was reduced $70,000, supplies expense was reduced $99,000 and data processing expense decreased $69,000. Also affecting this variance was record retention expense which decreased $151,000 and the expense associated with disposing of foreclosed loan collateral decreased $200,000.

Following is a condensed summary of net income during the nine months ended September 30, 2003 and 2002 (dollars in thousands).

	Nine Months Ended September 30,
	2003	2002
Net interest income	$31,620	$32,360
Provision for loan losses	3,043	3,957
Other income	10,684	11,675
Other expense	26,777	28,712

Income before income taxes	12,484	11,366
Applicable income taxes	4,061	3,741

Net income	$8,423	$7,625

Net income increased $798,000, or 10.47%, to $8,423,000 for the nine months ended September 30, 2003 as compared to $7,625,000 for the nine months ended September 30, 2002. Net interest income of ABC and its subsidiaries decreased $740,000, the provision for loan losses decreased by $914,000 and all other noninterest expense decreased by $1,935,000.

Comparison of Balance Sheets

Total assets decreased by $54 million, or 4.53%, to $1,138 million at September 30, 2003 from $1,192 million at December 31, 2002.

Total earning assets decreased by $51 million, or 4.65%, to $1,045 million at September 30, 2003 from $1,096 million at December 31, 2002.

Loans, net of the allowance for loan losses, increased by $18 million, or 2.20%, to $837 million at September 30, 2003 from $819 million at December 31, 2002.

Total deposits decreased by $50 million, or 5.46%, to $866 million at September 30, 2003 from $916 million at December 31, 2002. Approximately 14.20% and 14.41% of deposits were noninterest-bearing as of September 30, 2003 and December 31, 2002, respectively.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 5.74% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 5.05% if rates decline over the next year.

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

PART II.	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of securities holders during the quarter ended September 30, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

  Exhibit 10.1 Executive Employment Agreement between ABC Bancorp and Jon S. Edwards dated as of July 1, 2003.

  Exhibit 31.1 Section 302 Certification

  Exhibit 31.2 Section 302 Certification

  Exhibit 32.1 Section 906 Certification

  Exhibit 32.2 Section 906 Certification

(b)	Reports on Form 8-K

  None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:

ABC BANCORP

November 10, 2003	/s/ W. Edwin Lane, Jr.

Date	W. EDWIN LANE, JR. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Duly authorized officer and principal financial/accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Executive Employment Agreement between ABC Bancorp and Jon S. Edwards dated as of July 1, 2003.

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification