Form 10-K
period 2003-12-31
ABC BANCORP
filed 2004-03-15
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-13901

ABC BANCORP

(A GEORGIA CORPORATION)

I.R.S. EMPLOYER IDENTIFICATION NUMBER 58-1456434

24 2nd AVENUE, S.E., MOULTRIE, GEORGIA 31768

TELEPHONE NUMBER: (229) 890-1111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $1 Per Share

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $126,396,550 million. As of March 1, 2004, the registrant had outstanding 9,765,180 shares of common stock, $1.00 par value per share.

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

Our primary business as a bank holding company is to manage the business and affairs of our Banks. Our Banks provide a broad range of retail and commercial banking services to its customers, including checking, savings, NOW, money market accounts, time deposit accounts of various types and IRAs; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards through MBNA, N.A.; debit cards; overdraft protection services; Internet banking; letters of credit; brokerage services through Raymond James Financial Services, Inc.; fixed rate annuities through PFIC Corporation; safe deposit box rentals; bank official checks; and electronic funds transfer services, including wire transfers, automated teller machines and ACH transactions.

While we have decentralized certain of our management responsibilities, we maintain efficient centralized operating systems. As a result, corporate policy, strategy and certain administrative policies are established by our board of directors, while lending and community-specific marketing decisions are made primarily by each bank to allow it to respond to differing needs and demands of its own market. Data processing functions are centralized in ABC’s data processing division located in Moultrie, Georgia. Within this framework, our Banks focus on providing personalized services and quality products to their customers to meet the needs of the communities they serve. Our objective is to establish ABC as a major financial institution in Southern Georgia, Southeastern Alabama and Northern Florida. Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy.

As a bank holding company, we perform central data processing functions, purchasing and other common functions and provide certain management services for our Banks. Traditional banking services are conducted by our Banks.

Our Subsidiaries

Following is a list of our Banks, the market areas served by the Banks and the estimated relative size of the Banks as compared with their major competitors.

Subsidiary Bank	Principal Market Area	Estimated Relative Size Among Competitors

American Banking Company	Moultrie and Colquitt County, Georgia	Second largest of seven banks in Colquitt County, Georgia

Heritage Community Bank	Quitman and Brooks County, Georgia and Valdosta and Lowndes County, Georgia	Second largest of four banks in Brooks County, Georgia

Bank of Thomas County	Coolidge, Thomasville and Thomas County, Georgia	Fifth largest of seven banks in Thomas County, Georgia

Citizens Security Bank	Tifton and Tift County, Georgia, Ocilla and Irwin County, Georgia, Douglas and Coffee County, Georgia	Third largest of seven banks in Tift County, Georgia

Cairo Banking Company	Cairo and Grady County, Georgia, Meigs and Thomas County, Georgia	Third largest of five banks in Grady County, Georgia

Southland Bank	Dothan, Abbeville, Clayton, Eufaula and Headland, Alabama	Fifth largest of eleven banks in Houston County, Alabama

Central Bank & Trust Company	Cordele and Crisp County, Georgia	Third largest of five banks in Crisp County, Georgia

First National Bank of South Georgia	Albany and Dougherty County, Georgia and Lee County, Georgia	Seventh largest of ten banks in Dougherty County, Georgia

Merchants & Farmers Bank	Donalsonville and Seminole County, Georgia and Colquitt and Miller County, Georgia	Second largest of three banks in Seminole County, Georgia

Tri-County Bank	Trenton and Gilchrist County, Florida and Newberry and Alachua County, Florida	Largest of three banks in Gilchrist County, Florida

The First Bank of Brunswick	Brunswick, St. Simons Island, Jekyll Island and Glynn County, Georgia	Fourth largest of eight banks in Glynn County, Georgia

All of our Banks offer traditional loan and deposit services discussed elsewhere in this Annual Report on Form 10-K. Only American Banking Company provides trust services directly to its customers and to the customers of the other subsidiary banks. All of the Banks maintain correspondent relationships with other commercial banks and the Federal Home Loan Bank of Atlanta. As compensation for services provided by the correspondent banks, the Banks maintain certain balances in noninterest-bearing accounts with those banks. The principal correspondent bank for all of our Banks is SunTrust Bank in Atlanta, Georgia.

On August 30, 2001, ABC formed ABC Bancorp Capital Trust I, a Delaware statutory trust and a wholly-owned subsidiary of ABC (the “Trust”), for the purpose of (i) issuing and selling its common securities to ABC and its trust preferred securities to the public, and (ii) using the proceeds from the sale of the trust preferred securities to purchase 9.00% Subordinated Debentures (the “Subordinated Debentures”) from ABC. In the quarter ended December 31, 2001, the Trust sold its securities and used the proceeds to purchase the Subordinated Debentures, which are the sole asset of the Trust. ABC pays interest on the Subordinated Debentures to the Trust at the end of each quarter at an annual rate of 9.00%, which is equal to the dividend rate payable by the Trust to the holders of its preferred securities. The cost of the issuance of the Trust’s preferred securities is treated as a deferred asset and will be amortized over a period of five years to September 30, 2006, the earliest redemption date. Following the offer and sale of the Trust’s securities, ABC owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of the Company. See Notes to ABC’s Consolidated Financial Statements included in this annual report for a further discussion regarding the issuance of Trust’s preferred securities.

Our Market Areas and Competition

Our market area is located in Southern Georgia, Southeastern Alabama and Northern Florida. The Banks’ main offices and larger branches are located in the southern Georgia cities of Albany, Brunswick, Cairo, Colquitt, Cordele, Donalsonville, Douglas, Jekyll Island, Moultrie, Ocilla, Quitman, St. Simons Island, Thomasville, Tifton and Valdosta, the southern Alabama cities of Abbeville, Clayton, Dothan, Eufaula and Headland and the northern Florida cities of Trenton and Newberry. Our Banks have a total of 36 offices located in either the cities or counties in which the main offices are located or in nearby cities.

We have subsidiary banks in several high-growth market areas that offer favorable growth and profitability potential, including banks in the cities of Valdosta, Tifton, Brunswick, St. Simons and Cordele, which are located along the I-75 corridor of Georgia, a major north-south transportation artery. We also have banks in Albany, Georgia and Dothan, Alabama, both of which are developing commercial and industrial “hubs” where residents of the numerous smaller, surrounding cities find jobs, entertainment, consumer products and services and medical services.

The banking industry in Georgia, Alabama and Florida is highly competitive. In recent years, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Each of our Banks faces strong competition in attracting deposits and making loans. Their most direct competition for deposits comes from other commercial banks, thrift institutions, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in our Banks’ competition for deposits.

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

Growth Strategy

We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets and to branch into or acquire financial institutions in other markets consistent with our capital requirements and management abilities.

We seek opportunities to acquire banks at acceptable prices. Our operating strategy is to provide high quality community banking services to our customers and increase market share through solicitation of new business, repeat business, referrals from customers and selected promotional strategies.

Lending Policy

We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by our Banks, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to our written loan policy, which is reviewed annually, updated as needed, and provides that lending officers have sole authority to approve loans of various maximum amounts commensurate with their seniority and experience. Each Bank’s president has sole discretion to approve loans in varying principal amounts up to specified limits established for each president. Each Bank’s Board of Directors reviews and approves loans that exceed management’s lending authority and, in certain instances, other types of loans. New credit extensions are reviewed daily by each Bank’s senior management and at least monthly by its Board of Directors.

The lending officers at each Bank have authority to make loans only in the county in which the Bank is located and its contiguous counties. Occasionally, the Loan Committee of the Company will approve a loan for purposes outside of the market area of our Banks, provided the Bank has established a relationship with the borrower by making loans for purposes within the Banks’ market area. Our lending policy requires analysis of the borrower’s projected cash flow and ability to service the debt. For agricultural loans, the lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower’s updated cash flow projections. Each subsidiary bank is assigned an approval limit by the holding company, which serves as the maximum limit of new extensions of credit each Bank can approve. That approval limit is reviewed annually by the Holding Company and adjusted as needed. All extensions of credit in excess of the Banks’ internal approval limits are reviewed by ABC’s Senior Credit Officer. Further approval by the Holding Company Loan Committee may also be needed. Under our ongoing loan review program, all loans are subject to sampling and objective review by an assigned loan reviewer who is independent of the originating loan officer.

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

Commercial and Industrial Loans. General commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies and other industries. Management believes that a significant portion of these loans are, to varying degrees, agricultural-related. Our Banks have also generated loans which are guaranteed by the U. S. Small Business Administration. Management believes that making such loans helps the local community and also provides ABC with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although we typically look to a commercial borrower’s cash flow as the principal source of repayment for such loans, some commercial loans are secured by inventory, equipment, accounts receivable and other assets.

Consumer Lending. Our consumer loans include motor vehicle, home improvement, home equity, student and signature loans and small personal credit lines. Many of our Banks also offer credit cards to their customers via a marketing agreement with MBNA.

Compliance with Community Reinvestment Act. Each of our Banks has a Community Reinvestment Act Officer who develops and oversees that Bank’s Community Reinvestment Act program and makes quarterly reports to that Bank’s Board of Directors. Our Banks regularly sponsor or participate in community programs designed to ascertain and meet the credit needs of each of the communities they serve, including low and moderate income neighborhoods. Some of these activities include participating in community meetings to explain the availability of Small Business Administration, Farmers’ Home Loan Administration and Regional Development Center loans, and sponsoring educational seminars for area farmers. In addition, each of our Georgia Banks participate in the Georgia Residential Finance Authority program which makes low interest rate loans to rehabilitate low income rental housing.

Deposits

Checking, savings, NOW, money market accounts and other time accounts are the primary sources of our Banks’ funds for loans and investments. Our Banks obtain most of their deposits from individuals and from businesses in their respective market areas.

Our Banks have not had to attract new or retain old deposits by paying depositors rates of interest on certificates of deposit, money market and other interest-bearing accounts significantly above rates paid by other banks in our respective market areas. In the future, increasing competition among banks in our market areas may cause our Banks’ interest margins to shrink. Our Banks have never accepted deposits for which a broker’s commission was paid.

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, our Banks may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds, industrial development revenue bonds and Government National Mortgage Association (“GNMA”) securities and satisfactorily rated trust preferred obligations. Our Banks’ investments must satisfy certain investment quality criteria. Our Banks’ investments must be rated at least “BAA” by either Moody’s or Standard and Poor’s. Securities rated below “A” are periodically reviewed for creditworthiness. Our Banks may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Bank’s general market area and such bonds are determined by the purchasing Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the purchasing Bank’s market area and if the bonds are considered to possess a high degree of credit soundness. Our Banks typically have not purchased a significant amount of GNMA securities, which normally have higher yields than our Banks’ other investments.

While our investment policy permits our Banks to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, our Banks historically have not done so to any significant extent.

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

Properties

The table below sets forth the location, size and other information with respect to our real properties. Except for the leased 120 Third Avenue, S.E., Moultrie, Georgia, Jekyll Island property and 1817 South Oates Street in Dothan, Alabama, all properties are owned by ABC or our Banks and are unencumbered.

Offices	Used By	Approximate Square Footage
310 First Street, S.E., Moultrie, GA	ABC	6,300
317 South Main Street, Moultrie, GA	ABC	2,200
308-314 First Street, S.E., Moultrie, GA	ABC	4,000
24 Second Avenue, S. E., Moultrie, GA	ABC	16,000
120 Third Avenue S. E., Moultrie, GA	ABC	7,800
305 South Main Street, Moultrie, GA	ABC and American Bank	7,048
225 South Main Street, Moultrie, GA	American Bank	9,100
1707 First Avenue, S.E., Moultrie, GA	American Bank	5,000
137 Broad Street, Doerun, GA	American Bank	2,500
2513 South Main Street, Moultrie, GA	American Bank	3,973
322 First Street, S.E., Moultrie, GA	American Bank	300
1000 West Screven Street, Quitman, GA	Heritage Bank	11,300
19540 Valdosta Hwy., Valdosta, GA	Heritage Bank	2,650
3140 Inner Perimeter Road, Valdosta, GA	Heritage Bank	3,462
2484 East Pinetree Boulevard, Thomasville, GA	Thomas Bank	4,400
529 Pine Street, Coolidge, GA	Thomas Bank	4,000
735 West Second Street, Tifton, GA	Citizens Security Bank	10,500
Magnolia & W 2nd Street, Tifton, GA	Citizens Security Bank	2,354
731 West Second Street, Tifton, GA	Citizens Security Bank	5,580
301 South Irwin Avenue, Ocilla, GA	Citizens Security Bank	10,675
100 South Pearle Avenue, Douglas, GA	Citizens Security Bank	4,964
201 South Broad Street, Cairo, GA	Cairo Bank	10,000
Highway 84 Drive-in, Cairo, GA	Cairo Bank	1,000
2023 East Depot Street, Meigs, GA	Cairo Bank	4,500
3299 Ross Clark Circle, Dothan, AL	Southland Bank	21,918
1817 South Oates Street, Dothan, AL	Southland Bank	4,000
204 Kirkland Street, Abbeville, AL	Southland Bank	5,300
211 Eufaula Street, Clayton, AL	Southland Bank	8,000
1140 South Eufaula Avenue, Eufaula, AL	Southland Bank	2,037
208 Main Street, Headland, AL	Southland Bank	2,037
502 Second Street South, Cordele, GA	Central Bank	5,800
1302 Sixteenth Avenue East, Cordele, GA	Central Bank	840
509 16th Avenue, Cordele, GA	Central Bank	1,500
2627 Dawson Road, Albany, GA	First National Bank	8,750
1607 U. S. Highway 19 South, Leesburg, GA	First National Bank	5,300
109 West Third Street, Donalsonville, GA	M & F Bank	9,100
Highway 374 and 253, Donalsonville, GA	M & F Bank	910
162 East Crawford Street, Colquitt, GA	M & F Bank	4,672
302 North Main Street, Trenton, FL	Tri-County Bank	5,000
25365 West Newberry Road, Newberry, FL	Tri-County Bank	9,487
3340 Cypress Mill Road, Brunswick, GA	First Bank of Brunswick	8,500
5340 New Jesup Highway, Brunswick, GA	First Bank of Brunswick	2,305
3811 Frederica Road, St. Simons Island, GA	First Bank of Brunswick	8,000
18-B Beachview Drive, Jekyll Island, GA	First Bank of Brunswick	5,532

Employees

At December 31, 2003, our Company and our Banks employed approximately 500 employees. We consider our relationship with our employees to be satisfactory.

We have adopted one retirement plan for our employees, the ABC Bancorp 401(k) Profit Sharing Plan. This plan provides deferral of compensation by our employees and contributions by ABC. ABC and our Banks made contributions for all eligible employees in 2003. We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market areas. Our employees are not represented by any collective bargaining group.

SUPERVISION AND REGULATION

General

As a bank holding company, we are subject to the regulation, supervision and reporting requirements of the Federal Reserve Board, the Georgia Department of Banking and Finance, the Alabama State Banking Department and the Florida Department of Banking and Finance. Our Banks are state and federally chartered banks. The FDIC to the full extent permitted by law insures each of our Banks. As a result, our Banks are subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance, the Alabama State Banking Department, the Florida Department of Banking and Finance, the FDIC and the OCC.

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

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under The Community Reinvestment Act of 1977, both of which are discussed in more detail.

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

Our Banks are also subject to numerous state and federal statutes and regulations that affect their business, activities and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies. The FDIC, the OCC, the Georgia Department of Banking and Finance, the Alabama State Banking Department and the Florida Department of Banking and Finance regularly examine the operations of our Banks and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends and Other Restrictions

ABC is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations under federal and state law on the extent to which our subsidiaries can pay dividends or otherwise supply funds to ABC.

The principal source of ABC’s cash revenues is dividends from its subsidiaries, and there are certain limitations under federal and state laws on the payment of dividends by our subsidiaries. The prior approval of applicable regulatory authorities, as the case may be, is required if the total dividends declared by any subsidiary Bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock or 50% of the Bank’s net profits for the previous year in the case of Georgia banks. The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include ABC and its Banks, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

Retained earnings of our Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $7.7 million as of December 31, 2003.

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

Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues. As of December 31, 2003, ABC meets these requirements.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. During 2001, we increased our consolidated ratios by issuing trust preferred securities in the amount of $34,500,000. At December 31, 2003, $30,191,000 (25% of total Tier 1 Capital) was included in Tier 1 Capital and the balance included in Tier 2 Capital. At December 31, 2003, ABC’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 15.60% and 13.85%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. ABC’s ratio at December 31, 2003 was 10.77%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised ABC of any specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

Our Banks are subject to risk-based and leverage capital requirements adopted by the FDIC and the OCC that are substantially similar to those adopted by the Federal Reserve for bank holding companies. All of our Banks were in compliance with applicable minimum capital requirements as of December 31, 2003.

Neither ABC nor any of our Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

In January 2001, the Basel Committee on Banking Supervision issued a second consultative paper entitled “Proposal for a New Basel Capital Accord”. This proposal, which will apply to all banks and holding companies that are parents of banking groups, is expected to be finalized by the middle of 2004. Implementation of this new framework, to the extent it is adopted and promulgated by the Federal Reserve, is expected to begin at the end of 2006. The Company is monitoring the status and progress of this proposal.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2003, all of our Banks had capital levels that qualify as “well capitalized” under such regulations.

The Gramm-Leach-Bliley Act allows bank holding companies that are “well managed” and “well capitalized” and whose depositor subsidiaries have “satisfactory” or better Community Reinvestment Act ratings to become financial holding companies that may engage in a substantially broader range of nonbanking activities than are currently permissible, including insurance underwriting and securities activities. As previously stated, ABC became a financial holding company effective August 24, 2000.

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

The Gramm-Leach-Bliley Act made various changes to The Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under The Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” Community Reinvestment Act rating in its latest Community Reinvestment Act examination.

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

Legislative and Regulatory Changes

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Most specific changes are to take effect October 1, 2003. At this time, the provisions of the USA PATRIOT Act will not have a material impact on the business of ABC and our banks.

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”), which mandated a variety of reforms intended to address corporate and accounting fraud. The Sarbanes Act provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”) which will enforce auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”) reporting companies and the PCAOB will be funded by fees from all SEC reporting companies. The Sarbanes Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit and in addition, certain audit partners must be rotated periodically. The Sarbanes Act requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes Act, counsel will be required to report specific violations. Directors and executive officers must report most changes in their ownership of a company’s securities and executives will have restrictions on trading, and loans. The Sarbanes Act also increases the oversight and authority of audit committees of publicly traded companies. Although ABC anticipates it will incur additional expense in complying with the provisions of the Sarbanes Act and the related rules, management does not expect that such compliance will have a material impact on ABC’s financial condition or results of operation. Certain provisions of the Sarbanes Act were effective immediately upon passage or at various times in fiscal 2003. Other provisions of the Sarbanes Act will be effective through fiscal 2004 and after.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on ABC cannot be predicted.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our future operations. Banking legislation and regulations may limit our growth and the return to our investors by restricting certain of our activities.

In addition, capital requirements could be changed and have the effect of restricting our activities or requiring additional capital to be maintained. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business.

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

FHLB Atlanta provides certain services to certain of our Banks such as processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, our Banks maintain certain balances with FHLB Atlanta in interest-bearing accounts.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings companies and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

Title 6 of the GLB Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 (called the “FHLB Modernization Act”), has amended the Federal Home Loan Bank Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLBs. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in the stock of the FHLBs of all member entities. Capital will include retained earnings and two forms of stock: Class A stock redeemable within six months written notice and Class B stock redeemable within five years written notice. The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLBs enact implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. Our Bank’s loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Changing Regulatory Structure

The laws and regulations affecting banks and bank holding companies are in a state of change. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is not possible to predict the outcome of these changes.

One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Federal Reserve, the OCC and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties. Other laws such as the Sarbanes Act have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the Georgia Department of Banking and Finance, the Alabama State Banking Department and the Florida Department of Banking and Finance possess broad enforcement powers to address violations of their banking laws by banks chartered in their respective states.

Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the business and earnings of ABC and our Banks cannot be predicted.

ITEM 2.	PROPERTIES

Our principal properties consist of the properties of our Banks. For a description of our properties, see “Item 1 - Business - Properties” included elsewhere in this Annual Report.

ITEM 3.	LEGAL PROCEEDINGS

Neither ABC nor any of our Banks is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of our Banks, nor to the knowledge of the management of ABC are any such proceedings contemplated or threatened against it or our Banks.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2003.

ITEM 4.5	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of ABC.

Name, Age and Term as Officer	Position with the Registrant	Principal Occupation for the Last Five Years and Other Directorships

Kenneth J. Hunnicutt; 67 Officer since 1981	Chief Executive Officer, Director and Chairman of the Board	Chairman of the Board of ABC since May 2001, Chief Executive Officer since 1994 and President from 1981 to May 2001 and from August 2002 to November 2003. Mr. Hunnicutt served as Senior President of American Banking Company from 1989 to 1991 and as President of American Banking Company from 1975 to 1989. From 1985 to May 2002, he served as a director on each of the subsidiary bank boards.

Edwin W. Hortman, Jr.; 50 Officer since 2002	President and Chief Operating Officer, Regional Bank Executive for Northern Division and Director	President and Chief Operating Officer of ABC and a director since November 2003. Executive Vice President and Regional Bank Executive for Northern Division since August 2002. Since September 2002, Mr. Hortman has served on the board of each of the subsidiary banks in the Northern Division. President and Chief Executive Officer and Director of Citizens Security Bank from April 1998 to November 2003. Mr. Hortman served as Senior Vice President of Colony Bankcorp and President of Colony Management Services from September 1992 to April 1998.

W. Edwin Lane, Jr.; 49 Officer since 1995	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer of ABC since January 1995. Mr. Lane served as Controller of First Liberty Bank, Macon, Georgia from August 1992 to December 1994. Mr. Lane was associated with Mauldin & Jenkins, Certified Public Accountants, from 1985 to 1992, where he served as an audit manager from 1989 to 1992.

Jon S. Edwards; 42 Officer since 1999	Executive Vice President and Regional Bank Executive for Southern Division and Director	Executive Vice President and Regional Bank Executive for Southern Division of ABC since August 2002. Director of Credit Administration from March 1999 to July 2003. Senior Vice President of ABC from March 1999 to August 2002. Since September 2002, Mr. Edwards has served on the board of each of the subsidiary banks in the Southern Division. Mr. Edwards served as the Manager of Loan Review of the GA/TN region of Nations Bank from March 1993 to March 1999.

Cindi Lewis; 50 Officer since 1987	Executive Vice President and Director of Human Resources and Corporate Secretary	Executive Vice President since May 2002 and Director of Human Resources and Corporate Secretary of ABC since May 2000. Senior Vice President of ABC from May 2000 to May 2002 and Vice President of Operations, Client Services and Assistant Corporate Secretary from April 1993 to May 2000. Ms. Lewis served in other positions within the Company from 1987 to 1992.

Officers serve at the discretion of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	ABC’s common stock, $1.00 par value per share (the “Common Stock”), is listed on the Nasdaq National Market System (or “Nasdaq-NMS”) under the symbol “ABCB”. The following table sets forth: (i) the high and low bid prices for the Common Stock as quoted on Nasdaq-NMS during 2003 and 2002; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Calendar Period	Bid Prices		Cash Dividends Declared
2003	High	Low
First quarter	$14.58	$12.97	$.12
Second quarter	14.98	13.55	.12
Third quarter	17.65	14.35	.14
Fourth quarter	17.65	15.25	.14

Calendar Period	Bid Prices		Cash Dividends Declared
2002	High	Low
First quarter	$14.70	$12.92	$.12
Second quarter	16.50	13.10	.12
Third quarter	15.24	11.05	.12
Fourth quarter	14.14	12.50	.12

(b)	As of March 1, 2004, there were approximately 2,028 holders of record of the Common Stock, excluding individuals in security position listings.

(c)	ABC paid annual dividends on its Common Stock of $.52 and $.48 per share for fiscal years 2003 and 2002, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands, Except Per Share Data)
Selected Balance Sheet Data:
Total assets	$1,168,044	$1,192,339	$1,176,886	$826,197	$789,460
Total loans	840,539	833,447	805,076	587,381	530,225
Total deposits	906,524	916,047	931,156	679,885	640,658
Investment securities	196,289	184,081	156,835	162,105	146,990
Shareholders’ equity	113,613	107,484	104,148	80,656	76,016

Selected Income Statement Data:
Interest income	$64,479	$71,347	$72,913	$68,976	$59,991
Interest expense	22,045	28,144	34,904	30,805	24,400

Net interest income	42,434	43,203	38,009	38,171	35,591

Provision for loan losses	3,945	5,574	4,566	1,712	2,154
Other income	14,622	15,610	11,725	8,215	7,752
Other expenses	35,147	37,807	30,843	30,233	27,942

Income before tax	17,964	15,432	14,325	14,441	13,247
Income tax expense	5,954	5,077	4,692	4,343	4,291

Net income	$12,010	$10,355	$9,633	$10,098	$8,956

Per Share Data:
Net income - basic	$1.23	$1.05	$1.05	$1.19	$1.03
Net income - diluted	1.22	1.05	1.04	1.19	1.03
Book value	11.61	11.00	10.42	9.66	8.71
Tangible book value	9.31	8.59	7.88	8.84	7.84
Dividends	0.52	0.48	0.48	0.46	0.35

Profitability Ratios:
Net income to average total assets	1.04%	0.90%	1.00%	1.27%	1.23%
Net income to average stockholders’ equity	10.85	9.81	10.30	13.19	11.93
Net interest margin	3.97	4.08	4.28	5.14	5.31
Efficiency ratio	61.60	64.28	62.02	65.18	64.47

SELECTED FINANCIAL DATA (Continued)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands, Except Per Share Data)
Loan Quality Ratios:
Net charge-offs to total loans	0.46%	0.68%	0.54%	0.30%	0.46%
Reserve for loan losses to total loans and OREO	1.78	1.78	1.85	1.67	1.86
Nonperforming assets to total loans and OREO	0.95	1.11	1.67	0.95	1.15
Reserve for loan losses to nonperforming loans	231.20	196.64	124.97	202.18	178.26
Reserve for loan losses to total nonperforming assets	187.58	160.74	111.00	175.38	162.59

Liquidity Ratios:
Loans to total deposits	92.72%	90.98%	86.46%	86.39%	82.76%
Loans to average earnings assets	78.63	78.76	90.56	79.05	79.17
Noninterest-bearing deposits to total deposits	15.63	14.38	13.48	13.96	16.12

Capital Adequacy Ratios:
Common stockholders’ equity to total assets	9.73%	9.01%	8.85%	9.76%	9.63%
Average total stockholders’ equity to average total assets	9.57	9.18	9.74	9.59	10.29
Dividend payout ratio	42.28	45.71	45.71	38.66	33.98

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

ABC’s 2003 Annual Report contains forward-looking statements in addition to historical information. ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

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

CRITICAL ACCOUNTING POLICIES

ABC has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management which could have a material impact on the carrying values of assets and liabilities and the results of ABC’s operations. We believe the following accounting policies applied by ABC represent critical accounting policies.

Allowance for Loan Losses

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses represents a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans.

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

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The national economy showed signs of rebounding during the fourth quarter of 2003. If the economy’s momentum continues, certain factors could evolve which would positively impact our net interest margin. An increase in interest rates by the Federal Reserve Bank would favorably impact our net interest margin. An improving economy could result in the expansion of businesses and creation of jobs which would positively affect ABC’s loan growth and improve our gross revenue stream. Conversely, certain factors could result from an expanding economy which could increase our credit costs and adversely impact our net earnings. A significant rapid rise in interest rates could create higher borrowing costs and shrinking corporate profits which could have a material impact on borrowers’ ability to pay. We will continue to concentrate on maintaining a high quality loan portfolio through strict administration of our loan policy.

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2003, we had 12 individual credit relationships that exceeded $5.0 million with none exceeding $12.0 million.

A substantial portion of our loan portfolio is in the commercial real estate and residential real estate sectors. Those loans are secured by real estate in ABC’s primary market area. A substantial of portion of other real estate owned is located in those same markets. Therefore, the ultimate collectibility of a substantial portion of our loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes to market conditions in ABC’s primary market area.

We are closely monitoring certain portions of our loan portfolio that we believe have a higher credit risk profile under the current environment based solely upon their industry classification which includes agricultural and agribusiness loans. Based on current information, we have not identified any problem credits included in these categories, which are not already classified as nonperforming or impaired loans. However, if the economic recovery takes longer than expected, the allowance for loan losses could be impacted by adverse developments in these credits.

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

We have recorded on our consolidated balance sheet net deferred tax assets of $4,363,000 which includes amounts relating to loss carryforwards. We believe there will be sufficient taxable income in the future allowing us to utilize these loss carryforwards in the tax jurisdictions where they exist.

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

Performance Overview

We reported net income of $12.010 million, or $1.22 per diluted common share in 2003, compared to $10.355 million, or $1.05 per diluted common share in 2002 and $9.633 million, or $1.04 per diluted common share in 2001. The return on average assets was 1.04% in 2003 compared to .90% in 2002 and 1.00% in 2001. The return on average common shareholders’ equity was 10.85% in 2003 compared to 9.81% in 2002 and 10.30% in 2001. As a result of a new accounting rule issued by the Financial Accounting Standards Board (FASB), no amount of goodwill was expensed in 2003 or 2002, except for the impairment charge of $9,000 in 2003. During 2001, we expensed $668,000 or $.07 per diluted common share associated with goodwill.

During 2003, we focused on three priorities: preserving asset quality, minimizing shrinkage of our net interest margin and controlling noninterest expenses. As a result of our focus on asset quality, nonperforming assets decreased 13% during the year, our charge-off ratio was 22 basis points lower than the previous year, and the ratio of our allowance for loan losses to nonperforming assets increased 26 basis points during the year. Due to the improvement of asset quality, we reduced our provision for loan losses $1.7 million to $3.9 million in 2003 compared to $5.6 million in 2002.

Due to the record low interest rate environment during 2003, our net interest margin decreased $.8 million or 1.85% to $42.4 million in 2003 compared to $43.2 million in 2002. To lessen the adverse impact on net interest margins, we avoided paying excessive interest rates on non-core deposits and relied on lower cost alternative funding. Although this strategy lessened the adverse impact on interest margins, it resulted in a shrinkage of $4.1 million or .5% in average deposits during 2003 compared to 2002.

As a result of our focus on controlling noninterest expenses, we reduced noninterest expenses $2.7 million or 7.04% to $35.1 million in 2003 compared to $37.8 million in 2002.

RESULTS OF OPERATIONS

General

Our principal asset is the ownership of our Banks. Accordingly, our results of operations are primarily dependent upon the results of operations of our Banks. Our Banks conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Banks’ profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Banks’ interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the profitability of the Banks is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts and other fees and income from the sale of investment securities and origination of mortgage loans. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

Earnings Summary

We reported earnings of $12.0 million for 2003 representing an increase of $1.6 million or 15% compared to earnings of $10.4 million for 2002. Diluted earnings per common share were $1.22 in 2003 compared to $1.05 per common share in 2002 and $1.04 per common share in 2001.

As a result of accounting changes required by FASB, we discontinued the amortization of goodwill in 2002. As required by FASB, we will periodically test goodwill to determine whether the carrying value of our goodwill is impaired. We continue to amortize core deposit premiums and other identifiable intangibles as a noncash charge that increases our operating expenses. Intangible asset amortization included as an operating expense amounted to $1.0 million, $1.8 million and $1.2 million in 2003, 2002 and 2001, respectively.

Net interest income, on a taxable-equivalent basis, decreased 1.85% in 2003 to $42.5 million from $43.3 million in 2002. Net interest income increased 12.47% in 2002 to $43.3 million from $38.5 million in 2001. The significant increase in net interest income in 2002 is attributable to bank acquisitions consummated in 2001 and accounted for as purchase transactions. The net interest margin decreased 11 basis points to 3.98% in 2003 from 4.09% in 2002. The net interest margin decreased 24 basis points to 4.09% in 2002 from 4.33% in 2001. Over the past three years, the net interest margin has been impacted by changes in balance sheet mix and fair market value purchase accounting adjustments related to recent purchase acquisitions which have affected the yields earned and rates paid on the underlying assets and liabilities. These factors, coupled with the decrease in general interest rates as a result of action undertaken by the Federal Reserve, have resulted in net interest margin compression over the past three years.

Our provision for loan losses totaled $3.9 million in 2003, $5.6 million in 2002 and $4.6 in 2001. The allowance for loan losses represented 1.78% of total loans outstanding at both December 31, 2003 and December 31, 2002. The allowance for loan losses represented 1.85% of total loans outstanding at December 31, 2001. The allowance for loan losses is discussed in more detail under “Summary of Loan Loss Experience.”

Noninterest income decreased 6.41% to $14.6 million in 2003 compared to $15.6 million in 2002. Noninterest income increased 33.3% in 2002 from $11.7 million in 2001. The decrease in noninterest income in 2003 is attributable to securities transactions. In 2002, we recorded gains on sales of securities in the amount of $1.6 million; whereas in 2003, we recorded losses on sales of securities in the amount of $5,000. We recorded an increase of $.2 million in mortgage origination fees in 2003 from the amount recorded in 2002. We also recorded in 2003 approximately $.6 million representing gains on the sale of bank property and the reversal of contingent liabilities recorded in connection with the sale of our credit card portfolio in 2002. The increase in noninterest income in 2002 compared to 2001 represented increases in service charges on deposit accounts and mortgage origination fees.

Noninterest expense decreased $2.7 million to $35.1 million in 2003 from $37.8 million in 2002. Salaries and employee benefits increased $1.4 million; equipment and occupancy expense decreased $.3 million; and all other expenses decreased a net of $3.8 million. These reductions resulted from our focus on controlling expenses. Noninterest expense increased $7.0 million in 2002 compared to 2001. The majority of the increase resulted from the purchase acquisitions consummated in 2001.

Net Interest Income

A portion of interest income is earned on tax-exempt investments such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yields on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable-equivalent basis assuming a 34% federal income tax rate.

Net interest income totaled $42.4 million in 2003 representing a decrease of $.8 million compared to net interest income of $43.2 million in 2002. Net interest income increased 13.68% in 2002 over 2001. The decrease in net interest income in 2003 was attributable to a decrease in general interest rates as a result of action undertaken by the Federal Reserve. In 2003, the net interest spread declined 6 basis points resulting in a net interest margin decline of 11 basis points. In 2002, the net interest spread increased 2 basis points, but the net interest margin declined 24 basis points. Net interest income in 2003 reflected a decrease in the average yield on earning assets of 70 basis points, while the average cost of interest-bearing liabilities declined only 64 basis points. In 2002, net interest income reflected a decrease in the average yield on earning assets of 150 points, while the average cost of interest-bearing liabilities declined 152 basis points. Over the past three years, the net interest margin has been impacted by changes in earning assets mix and the decrease in general interest rates precipitated by actions of the Federal Reserve.

The yield on loans decreased 62 basis points in 2003, 141 basis points in 2002 and 89 basis points in 2001 as a significant portion of our loan portfolio repriced as interest rates fell through 2003, 2002 and 2001. The cost of interest-bearing liabilities decreased 64 basis points in 2003, 152 basis points in 2002 and 34 basis points in 2001 as deposits repriced when interest rates declined. Average borrowings increased $4.3 million in 2003 and $35.4 million in 2002 as an alternative funding source when loan growth exceeded deposit growth. The average rate paid on borrowings in 2003 decreased 13 basis points to 3.93%. The effects of changes in rates and average volumes are set forth in the table titled “Rate/Volume Analysis.”

Average earning assets increased $9.2 million, or .87%, to $1,067.4 million in 2003 compared to $1,058.2 in 2002. In 2002, average earning assets increased $169.2 million, or 19.03%, from $889.0 million in 2001. Average loans increased $14.0 million, or 1.69%, to $841.9 million in 2003 compared to $827.9 in 2002. Average loans increased $129.6 million, or 18.56%, in 2002 compared to average loans of $698.3 million in 2001. Loan growth has remained strong in our market. The growth in average loans in 2002 also reflected the impact of acquisitions consummated in 2001 and accounted for as purchase transactions. The average balance of our securities portfolio increased $14.3 million, or 8.44% during 2003 and $10.0 million, or 6.30% during 2002. Average investment securities represented 15.83% of total average assets in 2003 and 14.68% of total average assets in 2002. All of our investment securities are classified as available for sale. Average earning assets as a percentage of total average assets was 92.28% in 2003 compared to 92.00% in 2002 and 92.60% in 2001.

Average interest-bearing liabilities decreased $8.3 million, or .90%, in 2003 compared to an increase of $159.2 million, or 20.91% in 2002 and an increase of $134.9 million, or 21.53% in 2001. Average interest-bearing deposits decreased $13.0 million, or 1.62%, in 2003 compared to an increase of $94.4 million, or 13.83%, in 2002 and an increase of $117.3 million, or 20.74% in 2001. The decrease in average interest-bearing deposits in 2003 resulted from management’s decision to avoid paying the relatively high interest rates on non-core deposits. The increase in average interest-bearing deposits in 2002 was attributable to the purchase acquisitions consummated in 2001. Approximately 14% of total average deposits were noninterest-bearing in 2003 compared to 13% for both 2002 and 2001.

Average short-term borrowings do not represent a material source of funds and the average amounts outstanding during the last three years have remained fairly constant. Other borrowings represent primarily advances by the Federal Home Loan Bank. Average other borrowings increased $3.1 million, or 2.99%, to $106.8 million in 2003 compared to $103.7 in 2002. Average other borrowings increased $34.5 million, or 49.86%, in 2002 compared to average borrowings of $69.2 million in 2001. The increase in average other borrowings in 2002 was attributable to greater utilization of Federal Home Loan advances to fund loan growth. In late 2001, we issued trust preferred securities in the amount of $34.5 million which have been included in interest-bearing liabilities and have remained unchanged since issue.

Noninterest Income

Noninterest income totaled $14.6 million in 2003 compared to $15.6 million in 2002 and $11.7 million in 2001. The decrease of $1.0 million in 2003 resulted from a decrease of $1.6 million in gains on sale of investments securities offset by an increase of $.4 million in service charges on deposit accounts, mortgage origination fees, and other service charges and fees. Other net noninterest income increased $.2 million in 2003 attributable primarily to nonrecurring transactions related to sale of branch real estate and the reversal of contingent liabilities recorded in connection with the sale of our credit card portfolio in 2002.

Noninterest income increased $3.9 million in 2002 compared to 2001. Service charges on deposit accounts increased $2.8 million, or 36.64%, to $10.6 million in 2002 compared to $7.7 million in 2001 on an increase in average deposits of $112.9 million, or 14.46% to $893.8 million in 2002 from $780.9 million in 2001. The increase in service charges on deposit accounts and the increase in average deposits was directly related to the purchase acquisitions consummated in 2001. Origination fees on mortgage loans increased $.5 million or 52.34% to $1.4 million from $.9 million in 2001. The significant increase in mortgage fee income resulted from the volume of mortgage refinancing generated by the decrease in mortgage rates and the inclusion of results of operations for the entire year in 2002 for banks acquired in 2001, whose results of operations were included only since the date of acquisition in accordance with purchase accounting. In 2002, we realized $1. 6 million in gain on sale of securities as compared to $1.2 million in gain on sale of securities in 2001. All other noninterest income increased $214,000 or 20.74 % in 2002 from 2001 and $237,000 or 29.81% in 2001 from 2000. Such increases were primarily attributable to the 2001 bank acquisitions.

Following is a comparison of noninterest income for 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Service charges on deposit accounts	$10,638	$10,550	$7,721
Mortgage origination fees	1,637	1,365	896
Other service charges, commissions and fees	917	806	823
Gain (loss) on sale of securities	(5)	1,643	1,253
Other income	1,435	1,246	1,032

	$14,622	$15,610	$11,725

Noninterest Expense

In compliance with the requirements of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, we allocated $3.4 million of salaries to loan costs in 2003, $3.1 million in 2002 and $3.2 million in 2001. After adjusting salaries and benefits for amounts allocated to loan costs, total salaries and benefits increased $1.7 million, or 7.98%, to $23.0 million in 2003 compared to $21.3 million in 2002. The total full-time equivalent employees remained at approximately 500 employees for both 2003 and 2002. Salaries and employee benefits increased $3.0 million, or 16.39% to $21.3 in 2002 from $18.3 million in 2001. Approximately $2.0 million, or 66.66% of the increase, resulted from the inclusion of salaries and employee benefits for the entire year in expense for 2002 whereas salaries and benefits were included in expense in 2001 from the dates banks were acquired in accordance with purchase accounting. Salaries increased $1.9 million; bonuses increased $.6 million; retirement expense increased $.2 million; and all other employee benefits, including stock options and other grants, insurance and payroll taxes, increased $.3 million.

Equipment and occupancy expense decreased $.3 million to $4.7 million in 2003 compared to $5.0 million in 2002. Equipment and occupancy expense increased $.2 million to $5.0 million in 2002 from $4.8 million in 2001. The 2002 bank acquisitions had the effect of increasing equipment and occupancy expense $.5 million in 2002. This increase was offset by a reduction in leased equipment expense of $.2 million in 2002 and other reductions totaling $.1 million attributable to decreased depreciation .

The decrease of $.8 million in amortization of intangible assets in 2003 compared to 2002 resulted from a reduction in amortization of core deposit premiums paid on prior acquisitions. Amortization of intangible assets charged to expense increased $.6 million in 2002 compared to 2001. As of January 1, 2002, we were required to adopt the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of this statement had the effect of reducing amortization expense by approximately $.6 million for amortization of goodwill charged to expense in 2001. Amortization expense for 2002 also included approximately $1.2 million additional amortization related to the 2001 bank acquisitions. The additional expense related to acquisitions, net of the nonamortization provisions of the newly adopted accounting statement resulted in a net increase in amortization expense in 2002 of $.6 million.

Data processing fees remained constant in 2003 compared to 2002. Data processing fees increased $.3 million to $1.5 million in 2002 from $1.2 million in 2001. The significant increase in fees was attributable to increased volume of transactions processed resulting from bank acquisitions and the inclusion of the acquired banks’ results of operations for the entire year in 2002 as opposed to inclusion of operations of the acquired banks from the dates of acquisition in 2001. Bank transactions and all accounting data are now processed online on equipment at the Banks, parent company offices or central operations.

All other noninterest expense decreased $3.1 million to $8.2 million in 2003 from $11.3 million in 2002. The decrease was attributed to management’s focus on controlling operating expenses in 2003. Significant reductions include decreases in conversion fees of $.7 million, accounting and auditing fees of $.3 million, OREO losses and other losses of $.2 million and postage, stationary and supplies of $.3 million. All other expense increased $2.8 million to $11.5 million in 2002 from $8.7 million in 2001. Approximately $.9 million, or 33.62% of the increase, was attributable to the 2001 acquisitions. Included in the 2002 expense was $.6 million resulting from other real estate losses and sale or abandonment of fixed assets. In 2002, we incurred $.7 million more in conversion charges compared to 2001, $.4 million in additional bank analysis charges and $.3 million in additional postage and stationery supplies. All other expense increased $1.1 million in 2002 over 2001.

Following is a comparison of noninterest expense for 2003, 2002 and 2001.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Salaries and employee benefits	$19,599	$18,192	$15,100
Equipment and occupancy	4,725	5,039	4,784
Amortization of intangible assets	1,032	1,765	1,185
Data processing fees	1,587	1,546	1,250
Other expense	8,204	11,265	8,524

	$35,147	$37,807	$30,843

Income Taxes

Income taxes totaled $6.0 million in 2003, $5.1 million in 2002 and $4.7 million in 2001. The effective tax rate was 33% for each of the years ended December 31, 2003, 2002 and 2001.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC and our Banks to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments (principally interest-bearing deposits in banks) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. In addition, our Banks maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

The liquidity and capital resources of ABC and our Banks are monitored on a periodic basis by state and federal regulatory authorities. At December 31, 2003, the Banks’ short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 2003, we increased our capital by retaining net earnings of $6,935,000 after payment of dividends. After recording a decrease in capital of $1,114,000 for unrealized losses on securities available for sale, net of taxes, an increase of $469,000 for restricted stock transactions, an increase of $9,000 for the exercise of stock options, a decrease of $170,000 for the repurchase of treasury shares, total capital increased $6,129,000 during 2003. At December 31, 2003, total capital of ABC amounted to $113,613,000. We are aware of no events or trends likely to result in a material change in our liquidity.

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$6,547	1.04%	$5,363	2.20%	$4,523	4.40%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$13,978		$15,978		$16,941

The following table sets forth certain information about contractual cash obligations as of December 31, 2003.

		Payments Due After December 31, 2003
	Total	1 Year Or Less	1 -3 Years	4 -5 Years	After 5 Years
Short-term borrowings	$8,211	$8,211	$—	$—	$—
Time certificates of deposit	407,176	355,473	39,969	11,580	154
Long-term debt	1,681	1,462	219	—	—
Federal Home Loan Bank advances	95,864	22	16,044	—	79,798
Subordinated deferrable interest debentures	34,500	—	34,500	—	—

Total contractual cash obligations	$547,432	$365,168	$90,732	$11,580	$79,952

Our operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2003, we had $1,478,000 in binding commitments for capital expenditures.

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

The following table summarizes the regulatory capital levels of our Company at December 31, 2003.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Leverage capital	$120,765	10.77%	$44,852	4.00%	$75,913	6.77%
Risk-based capital:
Core capital	120,765	13.85	34,874	4.00	85,891	9.85
Total capital	136,022	15.60	69,748	8.00	66,274	7.60

Each Bank also met its individual regulatory capital requirements at December 31, 2003.

Commitments and Lines of Credit

In the ordinary course of business, our Banks have granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Banks’ Board of Directors. Our Banks have also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Banks use the same credit policies for these off balance sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Following is a summary of the commitments outstanding at December 31, 2003 and 2002.

	2003	2002
	(Dollars in Thousands)
Commitments to extend credit	$104,573	$89,540
Financial standby letters of credit	2,536	5,315

	$107,109	$94,855

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

Average Balances and Net Income Analysis

The following tables set forth the amount of the our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% federal tax rate.

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned interest	$841,857	$57,707	6.85%	$827,939	$61,864	7.47%	$698,292	$61,980	8.88%
Investment securities:
Taxable	179,925	6,079	3.38	164,899	8,275	5.02	141,378	9,072	6.42
Nontaxable	3,133	236	7.53	3,908	283	7.24	17,476	1,317	7.54
Interest-bearing deposits in banks	42,482	537	1.26	61,440	1,020	1.66	30,285	943	3.11
Federal funds sold	—	—	—	35	1	2.86	1,597	49	3.07

Total interest-earning assets	1,067,397	64,559	6.05	1,058,221	71,443	6.75	889,028	73,361	8.25

Noninterest-earning assets:
Cash	37,387			35,485			30,270
Allowance for loan losses	(15,867)			(14,607)			(12,121)
Unrealized gain (loss) on available for sale securities	1,524			2,129			3,274
Other assets	66,194			69,038			49,580

Total noninterest-earning assets	89,238			92,045			71,003

Total assets	$1,156,635			$1,150,266			$960,031

Average Balances and Net Income Analysis (Continued)

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$324,819	$2,691	0.83%	$306,897	$4,261	1.39%	$230,476	$5,379	2.33%
Time deposits	439,873	11,492	2.61	470,415	16,025	3.41	452,407	25,057	5.54
Other short-term borrowings	6,547	68	1.04	5,363	118	2.20	4,523	199	4.40
Other borrowings	106,809	4,392	4.11	103,698	4,314	4.16	69,159	3,768	5.45
Trust preferred securities	34,500	3,402	9.86	34,500	3,426	9.93	5,078	501	9.87

Total interest-bearing liabilities	912,548	22,045	2.42	920,873	28,144	3.06	761,643	34,904	4.58

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	124,972			116,447			97,981
Other liabilities	8,421			7,377			6,877
Stockholders’ equity	110,694			105,569			93,530

Total noninterest-bearing liabilities and stockholders’ equity	244,087			229,393			198,388

Total liabilities and stockholders’ equity	$1,156,635			$1,150,266			$960,031

Interest rate spread			3.63%			3.69%			3.67%

Net interest income		$42,514			$43,299			$38,457

Net interest margin			3.98%			4.09%			4.33%

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

	Year Ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease)	Changes Due To		Increase (Decrease)	Changes Due To
		Rate	Volume		Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$(4,157)	$(5,197)	$1,040	$(116)	$(11,623)	$11,507
Interest on securities:
Taxable	(2,196)	(2,950)	754	(797)	(2,306)	1,509
Tax exempt	(47)	9	(56)	(1,034)	(12)	(1,022)
Interest-bearing deposits in banks	(483)	(168)	(315)	77	(893)	970
Interest on federal funds	(1)	—	(1)	(48)	—	(48)

Total interest income	(6,884)	(8,306)	1,422	(1,918)	(14,834)	12,916

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	(1,570)	(1,819)	249	(1,118)	(2,902)	1,784
Interest on time deposits	(4,533)	(3,493)	(1,040)	(9,032)	(10,029)	997
Interest on short-term borrowings	(50)	(76)	26	(81)	(118)	37
Interest on other borrowings	78	(51)	129	546	(1,336)	1,882
Interest on trust preferred securities	(24)	(24)	—	2,925	22	2,903

Total interest expense	(6,099)	(5,463)	(636)	(6,760)	(14,363)	7,603

Net interest income	$(785)	$(2,843)	$2,058	$4,842	$(471)	$5,313

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

As part of our interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are “interest rate-sensitive” and monitors its interest rate-sensitivity “gap”. An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2003
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Earning assets:
Interest-bearing deposits in banks	$35,626	$—	$—	$—	$35,626
Restricted stock	5,694	—	—	—	5,694
Investment securities	3,181	36,249	131,217	19,948	190,595
Loans	351,186	249,597	224,096	15,660	840,539

	395,687	285,846	355,313	35,608	1,072,454

Interest-bearing liabilities:
Interest-bearing demand deposits (1)	—	91,890	199,825	—	291,715
Savings (1)	—	23,071	42,847	—	65,918
Certificates less than $100,000	74,824	150,045	32,162	154	257,185
Certificates, $100,000 and over	51,987	78,614	19,390	—	149,991
Other short-term borrowings	8,211	—	—	—	8,211
Other borrowings	16,682	1,022	2,543	77,298	97,545
Trust preferred securities	—	—	—	34,500	34,500

	151,704	344,642	296,767	111,952	905,065

Interest rate sensitivity gap	$243,983	$(58,796)	$58,546	$(76,344)	$167,389

Cumulative interest rate sensitivity gap	$243,983	$185,187	$243,733	$167,389

Interest rate sensitivity gap ratio	2.61	0.83	1.20	0.32

Cumulative interest rate sensitivity gap ratio	2.61	1.37	1.31	1.18

(1)	We have found that NOW and money-market checking deposits and savings deposits reprice between three months and one year or between one to five years depending on the competition in the market areas where the deposits are located. Therefore, we have placed portions of these deposits in the three months to one year horizon and the one to five years horizon based on estimated amounts repricing in each horizon.

INVESTMENT PORTFOLIO

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See “—Asset/Liability Management.” Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets. In particular, approximately 71% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 21% of the investment portfolio matures or reprices within one year or less.

Types of Investments

Securities

Following is a summary of the carrying value of investments, including restricted equity securities, as of the end of each reported period:

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
U. S. Government and agency securities	$79,545	$73,773	$50,473
State and municipal securities	3,733	3,529	5,339
Corporate debt securities	23,468	22,867	6,715
Mortgage-backed securities	83,108	77,314	89,111
Marketable equity securities	741	820	496
Restricted stock	5,694	5,778	4,701

	$196,289	$184,081	$156,835

Maturities

The amounts of securities available for sale in each category as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

	U. S. Treasury and Other U. S. Government Agencies and Corporations		State and Political Subdivisions
	Amount	Yield (1)	Amount	Yield (1) (2)
	(Dollars in Thousands)
Maturity:
One year or less	$39,110	3.46%	$319	7.47%
After one year through five years	130,356	3.37	861	8.95
After five years through ten years	10,066	4.36	2,553	6.25
After ten years	7,330	7.59	—	—

	$186,862	3.61%	$3,733	6.98%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.
(2)	Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 34%.

LOAN PORTFOLIO

Types of Loans

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 55% of our loan portfolio as of December 31, 2003. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Commercial and financial	$157,594	$172,429	$152,097	$109,647	$83,385
Agricultural	22,051	34,007	39,878	34,840	29,694
Real estate - construction	60,978	23,020	24,650	14,046	13,228
Real estate - mortgage, farmland	65,433	63,093	63,533	57,253	59,018
Real estate - mortgage, commercial	250,247	243,037	225,470	160,456	150,075
Real estate - mortgage, residential	209,172	209,485	202,447	128,614	117,936
Consumer installment loans	68,230	78,535	91,557	76,076	59,529
Other	6,834	9,841	5,444	6,449	17,360

	840,539	833,447	805,076	587,381	530,225
Less reserve for possible loan losses	14,963	14,868	14,944	9,832	9,895

Loans, net	$825,576	$818,579	$790,132	$577,549	$520,330

Maturities and Sensitivity to Changes in Interest Rates

Total loans as of December 31, 2003 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Maturity or Repricing Within:
One year or less	$600,783
After one year through five years	224,096
After five years	15,660

$840,539

The following table summarizes loans at December 31, 2003 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$234,416
Floating or adjustable interest rates	5,340

$239,756

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

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$6,472	$7,561	$11,958	$4,863	$5,551

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	25	171	691	81	48

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—	—	—	—

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

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $3.9 million in 2003, $5.6 million in 2002, and $4.6 million in 2001. The decrease in the provision for loan losses in 2003 resulted from a decrease in net charge-offs in 2003 and an improvement in the quality of the loan portfolio. The increase in the provision for loan losses in 2002 was necessary to cover an increase in average loans of 18.57% over 2001 and increase in net loan charge-offs of 29.05% in 2002 as compared to 2001. These charge-offs resulted from depressed economic conditions during the year.

Our allowance for loan losses was $15.0 million at December 31, 2003, representing 1.78% of year end total loans outstanding compared to $14.9 million at December 31, 2002, which also represented 1.78% of year end total loans outstanding. Management considers the allowance for loan losses adequate to cover potential loan losses.

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

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)
Commercial, financial, industrial and agricultural	$6,289	21%	$5,892	25%	$6,009	24%	$2,981	25%	$2,904	22%
Real estate	2,431	70	2,651	65	2,825	64	2,925	61	3,213	64
Consumer	3,550	9	3,649	10	3,420	12	2,156	14	1,997	14
Unallocated	2,693	—	2,676	—	2,690	—	1,770	—	1,781	—

	$14,963	100%	$14,868	100%	$14,944	100%	$9,832	100%	$9,895	100%

The following table presents an analysis of our loan loss experience for the periods indicated:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Average amount of loans outstanding	$841,857	$827,939	$698,292	$570,526	$505,941

Balance of reserve for possible loan losses at beginning of period	$14,868	$14,944	$9,832	$9,895	$10,192

Charge-offs:
Commercial, financial and agricultural	(3,114)	(2,576)	(3,534)	(1,077)	(1,383)
Real estate	(781)	(2,491)	(626)	(249)	(933)
Consumer	(1,443)	(2,092)	(1,328)	(1,268)	(1,417)
Recoveries:
Commercial, financial and agricultural	963	502	203	302	434
Real estate	46	492	546	146	263
Consumer	479	515	361	371	585

Net charge-offs	(3,850)	(5,650)	(4,378)	(1,775)	(2,451)

Additions to reserve charged to operating expenses	3,945	5,574	4,566	1,712	2,154

Allowance for loan losses of acquired subsidiary	—	—	4,924	—	—

Balance of reserve for possible loan losses at end of period	$14,963	$14,868	$14,944	$9,832	$9,895

Ratio of net loan charge-offs to average loans	0.46%	0.68%	.63%	.31%	.48%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	Year Ended December 31,
	2003		2002
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$124,972	—%	$116,447	—%
Interest-bearing demand and savings deposits	324,819	0.83	306,897	1.39
Time deposits	439,873	2.61	470,415	3.41

Total deposits	$889,664		$893,759

We have a large, stable base of time deposits with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

(Dollars in Thousands)
Three months or less	$51,987
Over three through twelve months	78,614
Over twelve months	19,390

Total	$149,991

RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

The following rate of return information for the periods indicated is presented below.

	Year Ended December 31,
	2003	2002	2001
Return on assets (1)	1.04%	0.90%	1.00%

Return on equity (2)	10.85	9.81	10.30

Dividends payout ratio (3)	42.28	45.71	45.71

Equity to assets ratio (4)	9.57	9.18	9.74

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed only to U. S. Dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities, which are commonly, pass through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. Our policy is to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. As indicated by the Gap analysis included in this annual report, we are somewhat asset sensitive in relation to changes in market interest rates. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment. See “Asset/Liability Management” included in this Annual Report.

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis points increase or 100 basis points decrease in market rates on net interest income and is monitored on a quarterly basis. Our most recent simulation model projects net interest income would increase 4.40% if rates rise 200 basis points gradually over the next year. On the other hand, the model projects net interest income to decrease 2.64% if rates decline 100 basis points over the next year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ABC and its subsidiaries are included on pages F-1 through F-35 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data pursuant to Item 302 of Regulation S-K is provided below:

SELECTED QUARTERLY FINANCIAL DATA

	Quarters Ended December 31, 2003
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$15,695	$15,959	$16,292	$16,533
Net interest income	10,814	10,723	10,476	10,421
Net income	3,587	2,844	2,810	2,769

Per Share Data:
Net income - basic	.37	.29	.29	.28
Net income - diluted	.36	.29	.29	.28
Dividends	.14	.14	.12	.12

	Quarters Ended December 31, 2002
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$17,618	$18,086	$17,641	$18,002
Net interest income	10,843	11,237	10,748	10,375
Net income	2,730	2,570	2,883	2,172

Per Share Data:
Net income - basic	.28	.26	.29	.22
Net income - diluted	.28	.26	.29	.22
Dividends	.12	.12	.12	.12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2003 and 2002, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Based on the evaluation conducted by ABC’s Chief Executive Officer and Chief Financial Officer of ABC’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act, such officers have concluded that such controls and procedures are effective.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to ABC’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report (“ABC’s Proxy Statement”).

Information concerning ABC’s executive officers is included in Item 4.5 of Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to ABC’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to ABC’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to ABC’s Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to ABC by Mauldin & Jenkins, ABC’s independent accountants, for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

Fee Category	Fiscal 2003 Fees	Fiscal 2002 Fees
Audit fees	$237,500	$313,500
Audit related fees	42,500	43,850
Tax fees	51,500	58,700
All other fees	—	—

Total fees	$331,500	$416,050

Audit Fees

Consists of fees billed for professional services rendered for the audit of the ABC’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Mauldin & Jenkins in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of ABC’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consolidations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, tax audit defense, custom and duties and acquisitions and divestitures tax planning.

All Other Fees

Consists of fees for products and services other than the services reported above. There were no fees paid to Mauldin & Jenkins in fiscal 2003 or 2002 that are not included in the above classifications.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

All services provided by Mauldin & Jenkins are subject to pre-approval by the Audit Committee of ABC’s Board of Directors. The Audit Committee has authorized the Chairman of the Audit Committee to approve services by Mauldin & Jenkins in the event there is a need for such approval prior to the next full Audit Committee meeting. However, a full report of any such interim approvals must be given at the next Audit Committee meeting. Before granting any approval, the Audit Committee must receive: (1) a detailed description of the proposed service; (2) a statement from management as to why they believe Mauldin & Jenkins is best qualified to perform the service; and (3) an estimate of the fees to be incurred. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on Mauldin & Jenkins’ independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements:

(a)	ABC Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets - December 31, 2003 and 2002;

(ii)	Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001;

(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2003, 2002 and 2001;

(iv)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2003, 2002 and 2001;

(v)	Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001; and

(vi)	Notes to Consolidated Financial Statements.

(b)	ABC Bancorp (parent company only):

Parent company only financial information has been included in Note 19 of Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

(b)	ABC has filed a Current Report on Form 8-K dated October 9, 2003, concerning the issuance of its press release announcing ABC’s estimated third quarter results. The Current Report on Form 8-K was filed under Item 12 of Form 8-K, and no financial information concerning ABC was required to be filed therewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABC BANCORP
Date:	March 11, 2004	By:	/s/ Kenneth J. Hunnicutt
Kenneth J. Hunnicutt, Chief Executive Officer, Director and Chairman of the Board

Date:	March 11, 2004	By:	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Operating Officer and Director

Date:	March 11, 2004	By:	/s/ W. Edwin Lane, Jr.
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

Date:	March 11, 2004	/s/ Kenneth J. Hunnicutt
Kenneth J. Hunnicutt, Chief Executive Officer, Director and Chairman of the Board

Date:	March 11, 2004	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Operating Officer and Director

Date:	March 11, 2004	/s/ W. Edwin Lane, Jr.
W. Edwin Lane, Jr., Executive Vice President and Chief Financial Officer

Date:	March 11, 2004	/s/ Johnny W. Floyd
Johnny W. Floyd, Director

Date:	March 11, 2004	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date:	March 11, 2004	/s/ Daniel B. Jeter
Daniel B. Jeter, Director

Date:
Robert P. Lynch, Director

Date:
Eugene M. Vereen, Jr., Director

Date:	March 11, 2004	/s/ Doyle Weltzbarker
Doyle Weltzbarker, Director and Vice Chairman of the Board

Date:
J. Thomas Whelchel, Director

Date:	March 11, 2004	/s/ Henry Wortman
Henry Wortman, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of ABC, as amended (incorporated by reference to Exhibit 2.1 to ABC’s Regulation A Offering Statement on Form 1-A (File No. 24A-2630) filed August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation dated May 26, 1995 (incorporated by reference to Exhibit 3.1.1 to ABC’s Form 10-K filed March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation (filed as Exhibit 4.3 to ABC’s Registration on Form S-4 (Registration No. 333-08301), filed with the Commission on July 17, 1996 and incorporated herein by reference).

3.4	Bylaws of ABC, as amended (incorporated by reference to Exhibit 2.2 to ABC’s Regulation A Offering Statement on Form 1-A (File No. 24A-2630) filed August 14, 1987.

3.5	Form of Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

3.6	Form of Amendment to Bylaws (incorporated by reference to Exhibit 3.6 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

3.7	Form of Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 26, 1999).

3.8	Form of Amendment to Bylaws (incorporated by reference to Exhibit 3.8 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 26, 1999).

3.9	Articles of Amendment to the Articles of Incorporation dated May 17, 2001 (incorporated by reference to Exhibit 3.9 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 31, 2003).

4.1	Form of Indenture for Subordinated Debentures (incorporated by reference to Exhibit 4.1 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

4.2	Form of Subordinated Debenture (incorporated by reference to Exhibit A to Exhibit 4.1 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

4.3	Certificate of Trust of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.3 to ABC’s Registration Statement on Form S-3 (File No. 333-69140), filed with the Commission on September 7, 2001).

4.4	Trust Agreement of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.4 to ABC’s Registration Statement on Form S-3 (File No. 333-69140), filed with the Commission on September 7, 2001).

4.5	Form of Amended and Restated Trust Agreement of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.5 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

Exhibit No.	Description

4.6	Form of ABC Bancorp Capital Trust I Preferred Securities Certificate (incorporated by reference to Exhibit D to Exhibit 4.5 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

4.7	Form of Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 4.7 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

4.8	Form of Agreement as to Expenses and Liabilities of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit C to Exhibit 4.5 to ABC’s Registration Statement on Form S-3/A (File No. 333-69140), filed with the Commission on November 2, 2001).

10.1	Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (filed as Exhibit 5.3 to ABC’s Regulation A Offering Statement on Form 1-A (File No. 24A-2630), filed with the Commission on August 14, 1987 and incorporated herein by reference).

10.2	Executive Salary Continuation Agreement dated February 14, 1984 (filed as Exhibit 10.6 to ABC’s Annual Report on Form 10-KSB (File Number 2-71257), filed with the Commission on March 27, 1989 and incorporated herein by reference).

10.3	1992 Incentive Stock Option Plan and Option Agreement for K. J. Hunnicutt (filed as Exhibit 10.7 to ABC’s Annual Report on Form 10-KSB (File Number 0-16181), filed with the Commission on March 30, 1993 and incorporated herein by reference).

10.4	Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

10.5	Form of Rights Agreement between ABC Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 25, 1998).

10.6	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on Mach 29, 2000).

10.7	Form of Severance Protection Agreement between ABC and certain of ABC’s other executive officers (incorporated by reference to Exhibit 10.21 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 29, 2001).

10.8	Executive Employment Agreement with W. Edwin Lane, Jr. dated as of August 21, 2001 (incorporated by reference to Exhibit 10.21 to ABC’s Quarterly Report on Form 10-Q (File No. 001-13901), filed with the Commission on October 19, 2001).

10.9	Agreement and Plan of Merger by and among ABC, Tri-County Bank and Tri-County Merger Sub, Inc. dated as of November 28, 2000, as amended by Amendment No. 1 thereto dated as of January 26, 2001, and by Amendment No. 2 thereto dated as of February 20, 2001 (incorporated by reference to Exhibit 2.1 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 29, 2001).

Exhibit No.	Description

10.10	Agreement and Plan of Merger by and between ABC and Golden Isles Financial Holdings, Inc. dated as of February 20, 2001 (incorporated by reference to Exhibit 2.1 to ABC’s Current Report on Form 8-K filed with the Commission on February 23, 2001 and incorporated herein by reference).

10.11	Commission Agreement by and between ABC and Jerry L. Keen dated as of September 12, 2002 (incorporated by reference to Exhibit 10.1 to ABC’s Quarterly Report on Form 10-Q (File No. 001-13901), filed with the Commission on November 14, 2002).

10.12	Termination Agreement by and between ABC and Mark D. Thomas dated as of August 8, 2002 (incorporated by reference to Exhibit 10.2 to ABC’s Quarterly Report on Form 10-Q (File No. 001-13901), filed with the Commission on November 14, 2002).

10.13	Asset Purchase Agreement by and between Southland Bank and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.16 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 31, 2003).

10.14	Interim Servicing Agreement by and between Southland Bank and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.17 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 31, 2003).

10.15	Joint Marketing Agreement by and between ABC Bancorp and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.18 to ABC’s Annual Report on Form 10-K (File No. 001-13901), filed with the Commission on March 31, 2003).

10.16	Executive Employment Agreement with Jon S. Edwards dated as of July 1, 2003 (incorporated by reference to Exhibit 10.1 to ABC’s Quarterly Report on Form 10-Q (File No. 001-13901), filed with the Commission on November 12, 2003).

10.17	Amended and Restated Executive Employment Agreement with Kenneth J. Hunnicutt dated as of May 24, 1999.

10.18	Amendment No. 1 to Amended and Restated Executive Employment Agreement with Kenneth J. Hunnicutt dated as of December 31, 2003.

10.19	Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003.

10.20	Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003.

10.21	ABC Bancorp Code of Business Conduct and Ethics.

21.1	Schedule of subsidiaries of ABC Bancorp.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Certification of ABC’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of ABC’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of ABC’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of ABC’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley-Act of 2002.

ABC BANCORP

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

ABC Bancorp

Moultrie, Georgia

We have audited the accompanying consolidated balance sheets of ABC Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

January 26, 2004

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Dollars in Thousands)

	2003	2002
Assets

Cash and due from banks	$44,854	$45,098
Interest-bearing deposits in banks	35,626	77,979
Securities available for sale, at fair value	190,595	178,303
Restricted stock	5,694	5,778

Loans, net of unearned income	840,539	833,447
Less allowance for loan losses	14,963	14,868

Loans, net	825,576	818,579

Premises and equipment, net	25,537	25,327
Intangible assets	3,286	4,309
Goodwill	19,231	19,240
Other assets	17,645	17,726

	$1,168,044	$1,192,339

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$141,715	$131,611
Interest-bearing	764,809	784,436

Total deposits	906,524	916,047
Federal funds purchased and securities sold under agreements to repurchase	8,211	8,204
Other borrowings	97,545	117,290
Other liabilities	7,651	8,814
Subordinated deferrable interest debentures	34,500	34,500

Total liabilities	1,054,431	1,084,855

Commitments and contingencies

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 10,849,922 and 10,824,257 shares issued	10,850	10,824
Capital surplus	46,446	45,946
Retained earnings	66,145	59,210
Accumulated other comprehensive income	522	1,636
Unearned compensation	(491)	(443)

	123,472	117,173
Less cost of 1,066,068 and 1,053,321 shares acquired for the treasury	(9,859)	(9,689)

Total stockholders’ equity	113,613	107,484

	$1,168,044	$1,192,339

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Thousands)

	2003	2002	2001
Interest income
Interest and fees on loans	$57,707	$61,864	$61,980
Interest on taxable securities	6,079	8,275	9,072
Interest on nontaxable securities	156	187	869
Interest on deposits in other banks	537	1,020	943
Interest on federal funds sold	—	1	49

	64,479	71,347	72,913

Interest expense
Interest on deposits	14,183	20,286	30,480
Interest on other borrowings	7,862	7,858	4,424

	22,045	28,144	34,904

Net interest income	42,434	43,203	38,009
Provision for loan losses	3,945	5,574	4,566

Net interest income after provision for loan losses	38,489	37,629	33,443

Other income
Service charges on deposit accounts	10,638	10,550	7,721
Other service charges, commissions and fees	917	806	823
Mortgage origination fees	1,637	1,365	896
Gain (loss) on sale of securities	(5)	1,643	1,253
Other	1,435	1,246	1,032

	14,622	15,610	11,725

Other expenses
Salaries and employee benefits	19,599	18,192	15,100
Equipment expense	2,112	2,451	2,833
Occupancy expense	2,613	2,588	1,951
Amortization of intangible assets	1,032	1,765	1,185
Data processing fees	1,587	1,546	1,250
Other operating expenses	8,204	11,265	8,524

	35,147	37,807	30,843

Income before income taxes	17,964	15,432	14,325
Applicable income taxes	5,954	5,077	4,692

Net income	$12,010	$10,355	$9,633

Basic earnings per share	$1.23	$1.05	$1.05

Diluted earnings per share	$1.22	$1.05	$1.04

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Thousands)

	2003	2002	2001
Net income	$12,010	$10,355	$9,633

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period, net of tax (benefits) of $(575), $869 and $606	(1,117)	1,687	1,176
Reclassification adjustment for (gains) losses included in net income, net of (tax) benefits of $2, $(558) and $(426)	3	(1,085)	(827)

Total other comprehensive income (loss)	(1,114)	602	349

Comprehensive income	$10,896	$10,957	$9,982

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Thousands)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation	Treasury Stock
	Shares	Par Value					Shares	Cost	Total
Balance, December 31, 2000	9,137,990	$9,138	$29,237	$48,411	$685	$(595)	790,982	$(6,220)	$80,656
Net income	—	—	—	9,633	—	—	—	—	9,633
Cash dividends declared, $.48 per share	—	—	—	(4,460)	—	—	—	—	(4,460)
Adjustments to record acquisition of purchased subsidiaries	1,588,347	1,588	15,768	—	—	—	—	—	17,356
Issuance of restricted shares of common stock under employee incentive plan	62,800	63	600	—	—	(663)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	—	—	—	602	—	—	602
Proceeds from exercise of stock options	1,232	1	11	—	—	—	—	—	12
Other comprehensive income	—	—	—	—	349	—	—	—	349

Balance, December 31, 2001	10,790,369	10,790	45,616	53,584	1,034	(656)	790,982	(6,220)	104,148
Net income	—	—	—	10,355	—	—	—	—	10,355
Cash dividends declared, $.48 per share	—	—	—	(4,729)	—	—	—	—	(4,729)
Issuance of restricted shares of common stock under employee incentive plan	15,300	16	215	—	—	(231)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	—	—	—	444	—	—	444
Proceeds from exercise of stock options	18,588	18	115	—	—	—	—	—	133
Repurchase of shares for treasury	—	—	—	—	—	—	262,339	(3,469)	(3,469)
Other comprehensive income	—	—	—	—	602	—	—	—	602

Balance, December 31, 2002	10,824,257	10,824	45,946	59,210	1,636	(443)	1,053,321	(9,689)	107,484
Net income	—	—	—	12,010	—	—	—	—	12,010
Cash dividends declared, $.52 per share	—	—	—	(5,075)	—	—	—	—	(5,075)
Issuance of restricted shares of common stock under employee incentive plan	24,800	25	386	—	—	(411)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	—	—	—	363	—	—	363
Proceeds from exercise of stock options	865	1	8	—	—	—	—	—	9
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	106	—	—	—	—	—	106
Repurchase of shares for treasury	—	—	—	—	—	—	12,747	(170)	(170)
Other comprehensive loss	—	—	—	—	(1,114)	—	—	—	(1,114)

Balance, December 31, 2003	10,849,922	$10,850	$46,446	$66,145	$522	$(491)	1,066,068	$(9,859)	$113,613

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Thousands)

	2003	2002	2001
OPERATING ACTIVITIES
Net income	$12,010	$10,355	$9,633

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,858	2,241	2,438
Amortization of intangible assets	1,032	1,765	1,185
Amortization of unearned compensation	363	444	602
Net gains (losses) on sale of securities available for sale	5	(1,643)	(1,253)
Net (gains) losses on sale or disposal of premises and equipment	3	320	(13)
Provision for loan losses	3,945	5,574	4,566
Provision for deferred taxes	(157)	(65)	(726)
Decrease in interest receivable	944	1,120	2,233
Decrease in interest payable	(667)	(1,216)	(672)
Increase (decrease) in taxes payable	(284)	588	167
Net other operating activities	(533)	2,964	(900)

Total adjustments	6,509	12,092	7,627

Net cash provided by operating activities	18,519	22,447	17,260

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	42,353	28,193	(97,267)
Purchases of securities available for sale	(129,998)	(140,148)	(86,585)
Proceeds from maturities of securities available for sale	89,533	78,632	82,511
Proceeds from sale of securities available for sale	26,479	37,903	42,996
(Increase) decrease in restricted stock, net	84	(1,077)	(1,215)
Decrease in federal funds sold	—	44	13,942
Increase in loans, net	(10,942)	(34,021)	(53,244)
Purchase of premises and equipment	(2,071)	(1,726)	(1,896)
Proceeds from sale of premises and equipment	—	—	28
Net cash received from acquisitions	—	—	11,609

Net cash provided by (used in) investing activities	15,438	(32,200)	(89,121)

FINANCING ACTIVITIES
Increase (decrease) in deposits	(9,523)	(14,971)	24,591
Increase in federal funds purchased and securities sold under agreements to repurchase	7	4,412	1,139
Proceeds from other borrowings	15,000	25,100	69,738
Repayment of other borrowings	(34,745)	(2,908)	(39,515)
Dividends paid	(4,885)	(4,749)	(4,262)
Proceeds from exercise of stock options	9	133	12
Proceeds from issuance of trust preferred securities	—	—	34,500
Reduction in income taxes payable resulting from vesting of restricted shares	106	—	—
Payment for debt issue costs	—	—	(1,450)
Purchase of treasury shares	(170)	(3,469)	—

Net cash provided by (used in) financing activities	(34,201)	3,548	84,753

Net increase (decrease) in cash and due from banks	(244)	(6,205)	12,892

Cash and due from banks at beginning of year	45,098	51,303	38,411

Cash and due from banks at end of year	$44,854	$45,098	$51,303

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Thousands)

	2003	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$22,712	$29,360	$35,576

Income taxes	$6,395	$4,554	$5,251

NONCASH TRANSACTIONS

Principal balances of loans transferred to other real estate owned	$2,096	$3,930	$2,216

Common stock issued in connection with business acquisitions	$—	$—	$17,590

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

ABC Bancorp (the “Company”) is a multi-bank holding company whose business is presently conducted by its subsidiary banks (the “Banks”). Through the Banks, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes South and Southeast Georgia, North Florida and Southeast Alabama. The Company and the Banks are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, contingent assets and liabilities, impairment of intangible assets and goodwill. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral. Management also tests intangible assets and goodwill for impairment on an annual basis.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, interest-bearing deposits in banks and federal funds purchased and securities sold under agreements to repurchase are reported net.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $7,845,000 and $6,438,000 at December 31, 2003 and 2002, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Management has not classified any of its debt securities as held to maturity. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted stock, without a readily determinable fair value are classified as available for sale and recorded at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans are reported at their outstanding principal balances less unearned income, net deferred fees and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method which approximates a level yield.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses and may require the Banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives:

Years
Buildings	39
Furniture and equipment	5-7

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was impairment of approximately $9,000 in the carrying value of goodwill allocated to a subsidiary bank as of October 1, 2003.

Intangible assets consist of core deposit premiums acquired in connection with the business combinations. The core deposit premium is initially recognized based on a valuation performed as of the consummation date. The core deposit premium is amortized over the average remaining life of the acquired customer deposits, or five to eight years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

For the years ended December 31, 2003 and December 31, 2002, no amortization of goodwill was included in the consolidated statements of income, except for the impairment charge of $9,000 in 2003. For the year ended December 31, 2001, charges in the amount of $668,000 were included in the consolidated statements of income for amortization of goodwill. Included in the consolidated statements of income for December 31, 2003, 2002 and 2001 were charges for amortization of identifiable intangible assets in the amounts of $1,023,000, $1,765,000 and $517,000, respectively.

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The carrying amount of other real estate owned at December 31, 2003 and 2002 was $1,503,139 and $1,534,200, respectively.

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

Stock-Based Compensation

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

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Net income, as reported	$12,010	$10,355	$9,633
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(70)	(54)	(39)

Pro forma net income	$11,940	$10,301	$9,594

Earnings per share:
Basic - as reported	$1.23	$1.05	$1.05

Basic - pro forma	$1.22	$1.04	$1.04

Diluted - as reported	$1.22	$1.05	$1.04

Diluted - pro forma	$1.21	$1.04	$1.04

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as “Treasury Stock” and result in a reduction of “Stockholders’ Equity.” When treasury shares are reissued, the Company uses a first-in, first-out method and any difference in repurchase cost and reissuance price is recorded as an increase or reduction in “Capital Surplus.”

Earnings Per share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options for the years ended December 31, 2003, 2002 and 2001. The weighted-average number of shares outstanding for the years ended December 31, 2003, 2002 and 2001 was 9,772,166, 9,858,463 and 9,214,276, respectively. The weighted-average number of shares outstanding and potential shares for the years ended December 31, 2003, 2002 and 2001 was 9,838,590, 9,908,663 and 9,250,040, respectively.

Potential common shares not included due to the fact that they would be anti-dilutive at December 31, 2003, 2002 and 2001 were 62,577, 89,944 and 30,696, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”. The interpretation discusses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company’s financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”. The Statement amends Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however, all required disclosures of Statement No. 148 are included above under the heading “Stock-Based Compensation”.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and, on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. The Company has determined that the provisions of FIN 46 may require deconsolidation of subsidiary trusts which issued subordinated debentures. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. The adoption of FIN 46 and related revisions is not expected to have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Mandatorily redeemable financial instruments of nonpublic entities are subject to the provisions of the statement for the first fiscal period beginning after December 15, 2003. The adoption of the statement did not have a material effect on the Company’s financial condition or results of operations.

Reclassification of Certain Items

Certain items in the consolidated financial statements as of and for the years ended December 31, 2002 and 2001 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 2003.

NOTE 2.	SECURITIES

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2003:
U. S. Government and agency securities	$78,826	$727	$(8)	$79,545
State and municipal securities	3,584	149	—	3,733
Corporate debt securities	23,057	418	(7)	23,468
Mortgage-backed securities	83,550	131	(573)	83,108
Equity securities	788	—	(47)	741

	$189,805	$1,425	$(635)	$190,595

December 31, 2002:
U. S. Government and agency securities	$72,326	$1,488	$(41)	$73,773
State and municipal securities	3,362	179	(12)	3,529
Corporate debt securities	22,838	384	(355)	22,867
Mortgage-backed securities	76,439	921	(46)	77,314
Equity securities	859	—	(39)	820

	$175,824	$2,972	$(493)	$178,303

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES (Continued)

The amortized cost and fair value of securities available for sale as of December 31, 2003 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$37,330	$37,793
Due from one year to five years	57,171	57,893
Due from five to ten years	6,340	6,375
Due after ten years	4,626	4,685
Mortgage-backed securities	83,550	83,108
Equity securities	788	741

	$189,805	$190,595

Securities with a carrying value of $125,547,653 and $84,535,517 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
Gross gains on sales of securities	$87	$1,643	$1,253
Gross losses on sales of securities	(92)	—	—

Net realized gains on sales of securities available for sale	$(5)	$1,643	$1,253

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government and agency securities	$1,912	$8	$—	$—	$1,912	$8
Corporate debt securities	1,012	7	—	—	1,012	7
Mortgage-backed securities	59,838	572	982	1	60,820	573
Subtotal, debt securities	62,762	587	982	1	63,744	588
Equity securities	—	—	221	47	221	47

Total temporarily impaired securities	$62,762	$587	$1,203	$48	$63,965	$635

The majority of debt securities containing unrealized losses at December 31, 2003 represent mortgage-backed securities. Nine (9) securities contained unrealized losses greater than two percent (2%) of their costs. None of the securities contained an unrealized loss greater than 2.50% of its cost. One equity security representing an investment in a mutual fund reflected an unrealized loss of 17% of its cost. The unrealized loss in this security represented 7.4% of the total unrealized losses in the Company’s investment portfolio. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Commercial and financial	$157,594	$172,429
Agricultural	22,051	34,007
Real estate – construction	60,978	23,020
Real estate - mortgage, farmland	65,433	63,093
Real estate - mortgage, commercial	250,247	243,037
Real estate - mortgage, residential	209,172	209,485
Consumer installment loans	68,230	78,535
Other	6,834	9,841

	840,539	833,447
Allowance for loan losses	14,963	14,868

	$825,576	$818,579

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended December 31,
	2003	2002	2001
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	6,472	7,561	11,958

Total impaired loans	$6,472	$7,561	$11,958

Valuation allowance related to impaired loans	$1,105	$1,358	$1,984

Average investment in impaired loans	$8,619	$8,966	$8,249

Interest income recognized on impaired loans	$27	$26	$6

Forgone interest income on impaired loans	$842	$792	$666

Loans on nonaccrual status amounted to approximately $6,472,000, $7,561,000 and $11,958,000 at December 31, 2003, 2002 and 2001, respectively. There were $25,000, $171,000 and $691,000 of loans past due ninety days or more and still accruing interest at December 31, 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001 are as follows:

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
Balance, beginning of year	$14,868	$14,944	$9,832
Provision for loan losses	3,945	5,574	4,566
Loans charged off	(5,226)	(7,159)	(5,488)
Recoveries of loans previously charged off	1,376	1,509	1,110
Acquired loan loss reserve	—	—	4,924

Balance, end of year	$14,963	$14,868	$14,944

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans are summarized as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Balance, beginning of year	$42,807	$34,488
Advances	19,467	33,424
Repayments	(29,966)	(26,285)
Transactions due to changes in related parties	2,934	1,180

Balance, end of year	$35,242	$42,807

NOTE 4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Land	$6,694	$6,096
Buildings	23,030	22,618
Furniture and equipment	17,275	17,889
Construction in progress; estimated cost to complete, $1,478,000	1,026	472

	48,025	47,075
Accumulated depreciation	(22,488)	(21,748)

	$25,537	$25,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Thousands)
Amortized intangible assets Core deposit premiums	$8,896	$5,610	$8,896	$4,587

The aggregate amortization expense for intangible assets was $1,023,000, $1,765,000 and $1,185,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

The estimated amortization expense for each of the next five years is as follows:

2004	$790,000
2005	642,000
2006	549,000
2007	490,000
2008	287,000

Changes in the carrying amount of goodwill are as follows:

	For the Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
Beginning balance	$19,240	$19,240
Goodwill written off at a subsidiary Bank	(9)	—

Ending balance	$19,231	$19,240

Following is a summary of net income and earnings per share that would have been reported exclusive of amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized.

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Reported net income	$12,010	$10,355	$9,633
Add back goodwill amortization	—	—	668

Adjusted net income	$12,010	$10,355	$10,301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	INTANGIBLE ASSETS (Continued)

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Basic earnings per share:
Reported net income	$1.23	$1.05	$1.05
Goodwill amortization	—	—	.07

Adjusted net income	$1.23	$1.05	$1.12

Diluted earnings per share:
Reported net income	$1.22	$1.05	$1.04
Goodwill amortization	—	—	.07

Adjusted net income	$1.22	$1.05	$1.11

NOTE 6.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $149,991,000 and $155,048,000, respectively. The scheduled maturities of time deposits at December 31, 2003 are as follows:

(Dollars in Thousands)
2004	$355,470
2005	30,634
2006	9,338
2007	6,855
2008	4,725
Later years	154

$407,176

At December 31, 2003 and 2002, overdraft demand deposits reclassified to loans totaled $1,402,000 and $1,226,000, respectively.

NOTE 7.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2003 and 2002 were $8,211,000 and $8,204,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Aggregate expense under the two plans charged to operations during 2003, 2002 and 2001 amounted to $1,149,000, $877,000 and $655,000, respectively.

NOTE 9.	DEFERRED COMPENSATION PLANS

The Company and two subsidiary banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected service period. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $1,231,000 and $1,038,000 at December 31, 2003 and 2002, respectively, is included in other assets. Accrued deferred compensation of $1,105,000 and $1,012,000 at December 31, 2003 and 2002, respectively, is included in other liabilities. Aggregate compensation expense under the plans were $94,000, $93,000 and $74,000 for 2003, 2002 and 2001, respectively, and is included in other operating expenses.

NOTE 10.	OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2003	2002
	(Dollars in Thousands)
Advances under revolving credit agreement with SunTrust Bank with interest at LIBOR plus 1.15% (2.02% at December 31, 2003) due on May 31, 2004, secured by subsidiary bank stock.	$—	$100
Advances from SunTrust Bank with 5 quarterly principal payments of $366,000 at sixty-day LIBOR rate plus .9% (2.07% at December 31, 2003), maturing July 23, 2005.	1,681	8,044
Advances from Federal Home Loan Bank with interest at adjustable rate (4.08% at December 31, 2003), due February 10, 2005.	15,000	26,000
Advances from Federal Home Loan Bank with interest at a fixed rate of 6.72%, due in annual installments due November 1, 2006.	65	152
Advances from Federal Home Loan Bank with interest at a fixed rate (ranging from 3.66% to 6.12%) convertible to a variable rate at option of Federal Home Loan Bank, due at various dates from September 28,2004 through August 6, 2012.	80,799	82,994

	$97,545	$117,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	OTHER BORROWINGS (Continued)

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans, as well as FLHB stock.

Other borrowings at December 31, 2003 have maturities in future years as follows:

(Dollars in Thousands)
2004	$1,484
2005	16,241
2006	22
2007	—
2008	—
Later years	79,798

$97,545

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling approximately $80,100,000 at December 31, 2003. There were no other advances outstanding at December 31, 2003 or 2002.

NOTE 11.	INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Current	$6,111	$5,142	$5,418
Deferred	(157)	(65)	(726)

	$5,954	$5,077	$4,692

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Tax at federal income tax rate	$6,108	$5,247	$4,871
Increase (decrease) resulting from:
Tax-exempt interest	(201)	(224)	(476)
Amortization of intangible assets	13	33	274
Other	34	21	23

Provision for income taxes	$5,954	$5,077	$4,692

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	INCOME TAXES (Continued)

Net deferred income tax assets of $4,363,000 and $3,632,000 at December 31, 2003 and 2002, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Deferred tax assets:
Loan loss reserves	$5,022	$4,942
Deferred compensation	376	344
Unearned compensation related to restricted stock	287	295
Nonaccrual interest	134	235
Net operating loss tax carryforward	91	115
Other	232	121

	6,142	6,052

Deferred tax liabilities:
Depreciation and amortization	419	242
Unrealized gain on securities available for sale	269	843
Intangible assets	1,091	1,335

	1,779	2,420

Net deferred tax assets	$4,363	$3,632

NOTE 12. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In 2001, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities to the public. The grantor trust invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company. The trust preferred securities can be redeemed prior to maturity at the option of the Company on or after September 30, 2006. The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Company (the Debentures) held by the grantor trust. The Debentures have the same interest rate (9%) as the trust preferred securities. The Company has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

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

The trust preferred securities and the related Debentures were issued on November 8, 2001. Both financial instruments bear an identical annual rate of interest of 9%. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2003 and 2002 was $34,500,000. The aggregate principal amount of Debentures outstanding at those dates was $35,567,000.

The Company will be required to adopt the provisions of FIN 46 in the first quarter of 2004 and may be required to deconsolidate the trust subsidiary. The adoption of FIN 46 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 13.	STOCK OPTION PLANS

The Company has two fixed stock option plans under which it has granted options to its Chief Executive Officer to purchase common stock at the fair market price on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1992 Plan, options to purchase 10,000 shares were granted. All of these options were exercised during 2002. Under the 1997 Plan, options to purchase 67,500 shares were granted. Options under the 1997 Plan are fully vested and are exercisable over a period of ten years subject to certain limitations as to aggregate fair market value (determined as of the date of the grant) of all options exercisable for the first time by the optionee during any calendar year (the “$100,000 Per-Year Limitation”). Under the 1997 Plan, options to purchase 60,150 shares were exercisable as of December 31, 2003.

At the annual meeting on April 15, 1997, the shareholders approved the ABC Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”). Awards granted under the Omnibus Plan may be in the form of Qualified or Nonqualified Stock Options, Restricted Stock, Stock Appreciation Rights (“SARS”), Long-Term Incentive Compensation Units consisting of a combination of cash and Common Stock, or any combination thereof within the limitations set forth in the Omnibus Plan. The Omnibus Plan provides that the aggregate number of shares of the Company’s Common Stock which may be subject to award may not exceed 637,500 subject to adjustment in certain circumstances to prevent dilution. As of December 31, 2003, the Company has issued a total of 211,596 restricted shares under the Omnibus Plan as compensation for certain employees. These shares carry dividend and voting rights. Sale of these shares is restricted prior to the date of vesting, which is three years from the date of the grant. Shares issued under this plan were recorded at their fair market value on the date of their grant with a corresponding charge to equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to these grants was $363,000, $444,000 and $602,000 for 2003, 2002 and 2001, respectively. In addition to the granting of restricted shares, options to purchase 276,039 shares of the Company’s common stock have been granted under the Omnibus Plan as of December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	STOCK OPTION PLANS (Continued)

Other pertinent information related to the options is as follows:

	December 31,
	2003		2002		2001
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of the year	313,988	$11.95	285,943	$10.95	239,553	$11.00
Granted	40,250	16.50	81,950	14.42	71,550	10.60
Exercised	(865)	9.90	(18,589)	7.17	(1,232)	10.09
Forfeited	(9,834)	13.16	(35,316)	12.06	(23,928)	10.47

Under option, end of year	343,539	12.46	313,988	11.95	285,943	10.95

Exercisable at end of year	182,757	$11.75	130,352	$11.67	99,625	$11.09

Weighted-average fair value per option of options granted during year		$3.13		$2.96		$1.84

Information pertaining to options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$11.33	67,500	3.3	11.33	60,150	11.33
15.94	22,327	4.0	15.94	22,327	15.94
14.17	6,000	4.3	14.17	6,000	14.17
10.39	600	5.1	10.39	480	10.39
9.90	21,462	5.1	9.90	17,170	9.90
10.11	6,000	5.3	10.11	4,800	10.11
10.83	2,400	5.9	10.83	1,920	10.83
10.38	56,000	6.1	10.38	33,600	10.38
9.94	3,000	6.5	9.94	1,800	9.94
10.50	44,550	7.1	10.50	17,820	10.50
11.20	10,000	7.5	11.20	4,000	11.20
13.25	8,000	8.2	13.25	1,600	13.25
14.55	55,450	8.7	14.55	11,090	14.55
16.50	40,250	9.3	16.50	—	—

	343,539	6.32	12.46	182,757	11.75

24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	STOCK OPTION PLANS (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002	2001
Dividend yield	3.60%	3.60%	3.60%
Expected life	7 years	7 years	10 years
Expected volatility	22.30%	22.80%	15.04%
Risk-free interest rate	4.03%	4.60%	5.05%

NOTE 14.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2003	2002	2001
Net income	$12,010	$10,355	$9,633

Weighted average number of common shares outstanding	9,772	9,859	9,214
Effect of dilutive options	66	50	36

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	9,838	9,909	9,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	COMMITMENTS AND CONTINGENT LIABILITIES

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

	December 31,
	2003	2002
	(Dollars in Thousands)
Commitments to extend credit	$104,573	$89,540
Financial standby letters of credit	2,536	5,315

	$107,109	$94,855

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2003 and 2002, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2003 and 2002.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	CONCENTRATIONS OF CREDIT

The Banks make commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in counties in South and Southeast Georgia, North Florida and Southeast Alabama. A substantial portion of the Company’s customers’ abilities to honor their contracts is dependent on the business economy in the geographical area served by the Banks.

A substantial portion of the Company’s loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area.

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

The Company has a concentration of funds on deposit at its two primary correspondent banks at December 31, 2003 as follows:

Noninterest-bearing accounts	$28,412

Interest-bearing accounts	$33,847

NOTE 17.	REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, approximately $7,664,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2003 and 2002, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks’ category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company and Banks’ actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2003
Total Capital to Risk Weighted Assets:
Consolidated	$136,022	15.60%	$69,748	8.00%	- - - N/A- - -
American Banking Company	$16,812	13.06%	$10,295	8.00%	$12,869	10.00%
Heritage Community Bank	$7,865	11.11%	$5,663	8.00%	$7,078	10.00%
Bank of Thomas County	$4,521	13.22%	$2,737	8.00%	$3,421	10.00%
Citizens Security Bank	$15,697	12.02%	$10,445	8.00%	$13,056	10.00%
Cairo Banking Company	$6,885	13.50%	$4,080	8.00%	$5,100	10.00%
Southland Bank	$18,285	12.58%	$11,627	8.00%	$14,534	10.00%
Central Bank and Trust	$5,012	11.33%	$3,538	8.00%	$4,423	10.00%
First National Bank of South Georgia	$7,077	11.08%	$5,111	8.00%	$6,389	10.00%
Merchants and Farmers Bank	$8,402	14.00%	$4,802	8.00%	$6,002	10.00%
Tri-County Bank	$7,093	16.93%	$3,351	8.00%	$4,189	10.00%
First Bank of Brunswick	$15,963	13.36%	$9,560	8.00%	$11,950	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2003 (Continued)

Tier I Capital to Risk Weighted Assets:
Consolidated	$120,765	13.85%	$34,874	4.00%	- - -N/A- - -
American Banking Company	$15,200	11.81%	$5,148	4.00%	$7,722	6.00%
Heritage Community Bank	$6,979	9.86%	$2,831	4.00%	$4,247	6.00%
Bank of Thomas County	$4,085	11.94%	$1,368	4.00%	$2,052	6.00%
Citizens Security Bank	$14,059	10.77%	$5,222	4.00%	$7,833	6.00%
Cairo Banking Company	$6,244	12.24%	$2,040	4.00%	$3,060	6.00%
Southland Bank	$16,460	11.33%	$5,814	4.00%	$8,720	6.00%
Central Bank and Trust	$4,456	10.08%	$1,769	4.00%	$2,654	6.00%
First National Bank of South Georgia	$6,275	9.82%	$2,556	4.00%	$3,834	6.00%
Merchants and Farmers Bank	$7,648	12.74%	$2,401	4.00%	$3,601	6.00%
Tri-County Bank	$6,568	15.68%	$1,675	4.00%	$2,513	6.00%
First Bank of Brunswick	$14,464	12.10%	$4,780	4.00%	$7,170	6.00%

Tier I Capital to Average Assets:
Consolidated	$120,765	10.77%	$44,852	4.00%	- - - N/A- - -
American Banking Company	$15,200	8.47%	$7,178	4.00%	$8,973	5.00%
Heritage Community Bank	$6,979	8.04%	$3,472	4.00%	$4,340	5.00%
Bank of Thomas County	$4,085	8.65%	$1,889	4.00%	$2,361	5.00%
Citizens Security Bank	$14,059	8.79%	$6,398	4.00%	$7,997	5.00%
Cairo Banking Company	$6,244	7.45%	$3,352	4.00%	$4,191	5.00%
Southland Bank	$16,460	7.09%	$9,286	4.00%	$11,608	5.00%
Central Bank and Trust	$4,456	7.92%	$2,251	4.00%	$2,813	5.00%
First National Bank of South Georgia	$6,275	7.92%	$3,169	4.00%	$3,961	5.00%
Merchants and Farmers Bank	$7,648	8.60%	$3,557	4.00%	$4,447	5.00%
Tri-County Bank	$6,568	9.61%	$2,734	4.00%	$3,417	5.00%
First Bank of Brunswick	$14,464	10.29%	$5,623	4.00%	$7,028	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2002
Total Capital to Risk Weighted Assets:
Consolidated	$127,577	14.87%	$68,649	8.00%	- - -N/A- - -
American Banking Company	$17,374	13.63%	$10,200	8.00%	$12,750	10.00%
Heritage Community Bank	$8,210	12.30%	$5,342	8.00%	$6,678	10.00%
Bank of Thomas County	$4,813	11.67%	$3,299	8.00%	$4,124	10.00%
Citizens Security Bank	$14,937	11.95%	$10,002	8.00%	$12,502	10.00%
Cairo Banking Company	$7,236	13.85%	$4,181	8.00%	$5,226	10.00%
Southland Bank	$19,782	14.13%	$11,198	8.00%	$13,998	10.00%
Central Bank and Trust	$5,721	13.04%	$3,509	8.00%	$4,386	10.00%
First National Bank of South Georgia	$6,772	11.21%	$4,833	8.00%	$6,041	10.00%
Merchants and Farmers Bank	$8,266	14.40%	$4,591	8.00%	$5,739	10.00%
Tri-County Bank	$6,589	16.20%	$3,254	8.00%	$4,067	10.00%
First Bank of Brunswick	$14,342	12.15%	$9,443	8.00%	$11,804	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	$109,733	12.79%	$34,325	4.00%	- - -N/A- - -
American Banking Company	$15,776	12.37%	$5,100	4.00%	$7,650	6.00%
Heritage Community Bank	$7,375	11.04%	$2,671	4.00%	$4,007	6.00%
Bank of Thomas County	$4,296	10.42%	$1,649	4.00%	$2,474	6.00%
Citizens Security Bank	$13,366	10.69%	$5,001	4.00%	$7,501	6.00%
Cairo Banking Company	$6,577	12.58%	$2,090	4.00%	$3,136	6.00%
Southland Bank	$18,019	12.87%	$5,599	4.00%	$8,399	6.00%
Central Bank and Trust	$5,169	11.79%	$1,754	4.00%	$2,631	6.00%
First National Bank of South Georgia	$6,015	9.96%	$2,416	4.00%	$3,625	6.00%
Merchants and Farmers Bank	$7,543	13.14%	$2,295	4.00%	$3,443	6.00%
Tri-County Bank	$6,104	15.01%	$1,627	4.00%	$2,440	6.00%
First Bank of Brunswick	$12,861	10.90%	$4,722	4.00%	$7,083	6.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2002 (Continued)

Tier I Capital to Average Assets:
Consolidated	$109,733	9.49%	$46,252	4.00%	- - -N/A- - -
American Banking Company	$15,776	9.02%	$6,996	4.00%	$8,745	5.00%
Heritage Community Bank	$7,375	9.21%	$3,203	4.00%	$4,004	5.00%
Bank of Thomas County	$4,296	8.37%	$2,053	4.00%	$2,566	5.00%
Citizens Security Bank	$13,366	8.01%	$6,675	4.00%	$8,343	5.00%
Cairo Banking Company	$6,577	8.09%	$3,252	4.00%	$4,065	5.00%
Southland Bank	$18,019	6.83%	$10,553	4.00%	$13,191	5.00%
Central Bank and Trust	$5,169	8.44%	$2,450	4.00%	$3,062	5.00%
First National Bank of South Georgia	$6,015	8.04%	$2,993	4.00%	$3,741	5.00%
Merchants and Farmers Bank	$7,543	8.11%	$3,720	4.00%	$4,650	5.00%
Tri-County Bank	$6,104	9.19%	$2,657	4.00%	$3,321	5.00%
First Bank of Brunswick	$12,861	9.29%	$5,538	4.00%	$6,922	5.00%

NOTE 18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash, Due From Banks, Interest-Bearing Deposits in Banks: The carrying amount of cash, due from banks and interest-bearing deposits in banks approximates fair value.

Securities: Fair value of securities is based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Federal Funds Purchased, Repurchase Agreements and Other Borrowings: The carrying amount of variable rate borrowings, federal funds purchased and securities sold under repurchase agreements approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

Subordinated Deferrable Interest Debentures: The fair value of the Company’s fixed rate trust preferred securities are based on available quoted market prices.

Accrued Interest: The carrying amount of accrued interest approximates their fair value.

Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$80,480	$80,480	$123,077	$123,077

Securities available for sale	$190,595	$190,595	$178,303	$178,303

Restricted stock	$5,694	$5,694	$5,778	$5,778

Loans	$840,539	$843,095	$833,447	$837,057
Allowance for loan losses	14,963	—	14,868	—

Loans, net	$825,576	$843,095	$818,579	$837,057

Accrued interest receivable	$8,702	$8,702	$9,647	$9,647

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial liabilities:
Deposits	$906,524	$908,079	$916,185	$919,406

Federal funds purchased and securities sold under agreements to repurchase	$8,211	$8,211	$8,204	$8,204

Other borrowings	$97,545	$97,515	$117,290	$117,094

Accrued interest payable	$1,728	$1,728	$2,395	$2,395

Trust preferred securities	$34,500	$38,019	$34,500	$37,088

NOTE 19.	CONDENSED FINANCIAL INFORMATION OF ABC BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Dollars in Thousands)

	2003	2002
Assets
Cash	$1,547	$3,535
Interest bearing deposits in banks	17,575	14,933
Investment in subsidiaries	125,477	128,286
Other assets	8,252	6,232

Total assets	$152,851	$152,986

Liabilities
Other borrowings	$1,681	$8,144
Other liabilities	3,057	2,858
Trust preferred securities	34,500	34,500

Total liabilities	39,238	45,502

Stockholders’ equity	113,613	107,484

Total liabilities and stockholders’ equity	$152,851	$152,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	CONDENSED FINANCIAL INFORMATION OF ABC BANCORP (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Thousands)

	2003	2002	2001
Income
Dividends from subsidiaries	$17,464	$4,220	$7,386
Interest	165	334	212
Fee income	10,440	9,865	9,252
Other income	2,049	1,416	1,002

Total income	30,118	15,835	17,852

Expense
Interest	3,536	3,650	955
Amortization and depreciation	839	1,129	1,599
Other expense	12,221	12,239	10,072

Total expense	16,596	17,018	12,626

Income (loss) before income tax benefits and equity in undistributed earnings of subsidiaries (distributions in excess of earnings)	13,522	(1,183)	5,226
Income tax benefits	1,232	1,860	590

Income before equity in undistributed earnings of subsidiaries (distributions in excess of earnings)	14,754	677	5,816
Equity in undistributed earnings of subsidiaries (distributions in excess of earnings)	(2,744)	9,678	3,817

Net income	$12,010	$10,355	$9,633

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	CONDENSED FINANCIAL INFORMATION OF ABC BANCORP (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Thousands)

	2003	2002	2001
OPERATING ACTIVITIES
Net income	$12,010	$10,355	$9,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	476	685	698
Amortization of intangible assets	—	—	299
Amortization of unearned compensation	363	444	602
(Undistributed earnings of subsidiaries) distributions in excess of earnings	2,744	(9,678)	(3,817)
(Increase) decrease in interest receivable	5	(9)	(2)
Increase (decrease) in interest payable	—	(58)	58
Increase (decrease) in taxes payable	(564)	4	(552)
Provision for deferred taxes	80	(27)	(284)
(Increase) decrease in due from subsidiaries	(178)	301	(61)
Other operating activities	(709)	624	(729)

Total adjustments	2,217	(7,714)	(3,788)

Net cash provided by operating activities	14,227	2,641	5,845

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(2,642)	(11,376)	(3,557)
Purchases of premises and equipment	(1,121)	(369)	(111)
Contribution of capital to subsidiary bank	(1,050)	—	(8,500)
Proceeds from sale of premises and equipment	—	—	422
Net cash paid for purchased subsidiaries	—	—	(11,681)

Net cash used in investing activities	(4,813)	(11,745)	(23,427)

FINANCING ACTIVITIES
Repayment of other borrowings	(6,462)	(1,463)	(7,131)
Purchase of treasury shares	(170)	(3,469)	—
Dividends paid	(4,885)	(4,749)	(4,262)
Proceeds from other borrowings	—	—	14,738
Proceeds from issuance of trust preferred	—	—	34,500
Reduction in income taxes payable resulting from vesting of restricted shares	106	—	—
Proceeds from exercise of stock options	9	133	12

Net cash provided by (used in) financing activities	(11,402)	(9,548)	37,857

Net increase (decrease) in cash	(1,988)	(18,652)	20,275
Cash at beginning of year	3,535	22,187	1,912

Cash at end of year	$1,547	$3,535	$22,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$3,239	$3,388	$853