Form 10-Q
period 2004-03-31
ABC BANCORP
filed 2004-05-07
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

There were 9,765,180 shares of Common Stock outstanding as of March 31, 2004.

ABC BANCORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31 2004	December 31 2003
Assets
Cash and due from banks	$75,780	$80,480
Securities available for sale, at fair value	195,129	196,289

Loans	840,724	840,539
Less allowance for loan losses	15,211	14,963

Loans, net	825,513	825,576

Premises and equipment, net	25,902	25,537
Intangible assets	3,089	3,286
Goodwill	19,231	19,231
Other assets	23,741	18,712

	$1,168,385	$1,169,111

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand	131,763	141,715
Interest-bearing demand	283,372	291,715
Savings	70,718	65,918
Time, $100,000 and over	156,659	149,991
Other time	248,707	257,185

Total deposits	891,219	906,524
Federal funds purchased & securities sold under agreements to repurchase	5,051	8,211
Other borrowings	112,235	97,545
Other liabilities	8,436	7,651
Subordinated deferrable interest debentures	35,567	35,567

Total liabilities	1,052,508	1,055,498

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 10,850,522 and 10,849,922 shares issued respectively	10,851	10,850
Capital surplus	46,452	46,446
Retained earnings	67,964	66,145
Accumulated other comprehensive income	1,236	522
Unearned compensation	(432)	(491)

	126,071	123,472
Less cost of 1,085,342 and 1,066,068 shares acquired for the treasury	(10,194)	(9,859)

Total stockholders’ equity	115,877	113,613

	$1,168,385	$1,169,111

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in Thousands)

(Unaudited)

	2004	2003
Interest income
Interest and fees on loans	$13,763	$14,655
Interest on taxable securities	1,796	1,634
Interest on nontaxable securities	42	40
Interest on deposits in other banks	62	204

	15,663	16,533

Interest expense
Interest on deposits	2,746	4,107
Interest on federal funds purchased and securities sold under agreements to repurchase	18	18
Interest on other borrowings	1,938	2,011

	4,702	6,136

Net interest income	10,961	10,397
Provision for loan losses	311	731

Net interest income after provision for loan losses	10,650	9,666

Other income
Service charges on deposit accounts	2,476	2,517
Other service charges, commissions and fees	767	788
Other	91	286
Gain on sale of securities	—	20

	3,334	3,611

Other expense
Salaries and employee benefits	5,223	5,144
Equipment and occupancy expense	1,127	1,164
Amortization of intangible assets	197	256
Other operating expenses	2,692	2,626

	9,239	9,190

Income before income taxes	4,745	4,087

Applicable income taxes	1,559	1,318

Net income	$3,186	2,769

Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising during period, net of tax	$714	$(421)
Reclassification adjustment for gains included in net income, net of tax	$—	$(13)

Comprehensive income	$3,900	$2,335

Income per common share-Basic	$0.33	$0.28

Income per common share-Diluted	$0.32	$0.28

Average shares outstanding	9,777,267	9,770,275

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in Thousands)

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net Income	$3,186	$2,769

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	415	478
Provision for loan losses	311	731
Amortization of intangible assets	197	256
Other prepaids, deferrals and accruals, net	1,601	220

Total adjustments	2,524	1,685

Net cash provided by operating activities	5,710	4,454

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	9,290	19,001
Purchase of securities available for sale	(13,192)	(29,344)
Proceeds from sales of securities available for sale	—	2,360
(Increase) decrease in loans	(248)	1,529
Purchase of premises and equipment	(780)	(373)

Net cash used in investing activities	(4,930)	(6,827)

FINANCING ACTIVITIES
Net decrease in deposits	(15,305)	(4,476)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(3,160)	(1,684)
Increase (decrease) in other borrowings	14,690	(13,332)
Dividends paid	(1,370)	(1,180)
Purchase treasury stock	(335)	(158)

Net cash used in financing activities	(5,480)	(20,830)

Net decrease in cash and due from banks	$(4,700)	$(23,203)

Cash and due from banks at beginning of period	80,480	123,077

Cash and due from banks at end of period	$75,780	$99,874

See Notes to Consolidated Financial statements.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock Compensation Plans

At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For The Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands)
Net income, as reported	$3,186	$2,769
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)	(13)

Pro forma net income	$3,166	$2,756

Earnings per share:
Basic - as reported	$0.33	$0.28

Basic - pro forma	$0.32	$0.28

Diluted - as reported	$0.32	$0.28

Diluted - pro forma	$0.32	$0.28

Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and, on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. The Company adopted the provisions of FIN 46 as of January 1, 2004. As required by the provisions of the Interpretation, the Company deconsolidated its investment in its subsidiary trust which issued subordinated debentures. The adoption of FIN 46 and related provisions had the effect of increasing assets by $1,067,000 and liabilities by the same amount. The adoption of the provisions had no effect on net income. The Company has retroactively restated its financial statements for prior periods to reflect the adoption of FIN 46.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

ABC’s Quarterly Report contains forward-looking statements in addition to historical information. ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, ABC is required to note the variety of factors that could cause ABC’s actual results and experience to differ materially from the anticipated results or other expectations expressed in ABC’s forward-looking statements. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in ABC’s markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by ABC, state and federal banking regulations; changes in or application of environmental and other laws and regulations to which ABC is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in ABC’s filings with the Securities and Exchange Commission, including its Quarterly Report on Form 10-Q. The words “believe”, “expect”, “anticipate”, “project”, and similar expressions signify such forward-looking statements.

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

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee, and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at March 31, 2004 were considered satisfactory. At that date, the Banks’ short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the three months ended March 31, 2004, total capital increased $2,264,000 to $115,877,000. Of this change, $1,819,000 resulted from the retention of earnings (net of $1,367,000 dividends declared to shareholders), plus $59,000 for the accrual for grants of restricted shares as incentive to certain employees, plus $7,000 related to the exercise of stock options, plus an increase of $714,000 in other comprehensive income, net of taxes less $335,000 for the purchase of treasury stock.

At March 31, 2004, ABC had $665,000 binding commitments for capital expenditures. The Company anticipates that approximately $2,015,000 will be required for capital expenditures during the remainder of 2004. Additional expenditures may be required for other mergers and acquisitions.

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

The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and federal funds sold. Interest-bearing liabilities consist of deposits and borrowings, such as federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank advances, and subordinated deferrable interest debentures. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds, and on loans to states and municipalities. This tax-exempt income and its resultant yields are stated on a taxable-equivalent basis in order to be comparable to taxable investments and loans.

Comparison of Statements of Income

The net interest margin on a taxable-equivalent basis was 4.13% and 3.86% during the three months ended March 31, 2004 and 2003, respectively, an increase of 27 basis points.

Net interest income was $10.96 million as compared to $10.40 million during the three months ended March 31, 2004 and 2003, respectively, representing an increase of 5.42% .

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $311,000 and $731,000 during the three months ended March 31, 2004 and 2003, respectively. Charge offs, net of recoveries, for the first three months of 2004 amounted to $63,000 as compared to $241,000 for the first three months of 2003.

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

The allowance for loan losses totaled $15.21 million and $14.96 million as of March 31, 2004 and December 31, 2003, respectively. The allowance for loan losses as a percentage of total loans was 1.81% and 1.78% as of March 31, 2004 and December 31, 2003, respectively.

Nonperforming assets were $7.6 million and $7.9 million as of March 31, 2004 and December 31, 2003, respectively. The ratio of nonperforming assets as a percentage of the loan loss reserve was 49.97% and 52.81% as of March 31, 2004 and December 31, 2003, respectively.

Following is a comparison of noninterest income for the three months ended March 31, 2004 and 2003 (dollars in thousands).

	Three Months Ended March 31,
	2004	2003
Service charges on deposits	$2,476	$2,517
Other service charges, commissions and fees	767	788
Other income	91	286
Gain (loss) on sale of securities	-0-	20

Total non-interest income	$3,334	$3,611

Total noninterest income for the three months ended March 31, 2004 was $277,000 lower than during the same period in 2003. Service charges on deposit accounts decreased by $41,000, which is due to a decrease in total deposits of $20.5 million from the same period in 2003. Other service charges, commissions and fees decreased by $21,000. Other income decreased by $195,000, which is primarily attributable to a Harland rebate posted during the first quarter of 2003.

Following is an analysis of noninterest expense for the three months ended March 31, 2004 and 2003 (dollars in thousands).

	Three Months Ended March 31,
	2004	2003
Salaries and employee benefits	$5,223	$5,144
Occupancy and equipment expense	1,127	1,164
Amortization of intangible assets	197	256
Other expense	2,692	2,626

Total noninterest expense	$9,239	$9,190

Total noninterest expense for the three months ended March 31, 2004 was $49,000 higher than during the same period in 2003.

Salaries and employee benefits for the three months ended March 31, 2004 were $79,000, or 1.54% higher than during the same period in 2003. Amortization of intangible assets was $59,000 lower for the three months ended March 31, 2004 as compared to March 31, 2003. Equipment and occupancy expense was reduced by $37,000, which resulted mainly from controllable cost efficiencies initiated by the Company. The remaining increase of $66,000 in non-interest expense relates to normal changes from period to period.

Following is a condensed summary of net income during the three months ended March 31, 2004 and 2003 (dollars in thousands).

	Three Months Ended March 31,
	2004	2003
Net interest income	$10,961	$10,397
Provision for loan losses	311	731
Other income	3,334	3,611
Other expense	9,239	9,190

Income before income taxes	4,745	4,087
Applicable income taxes	1,559	1,318

Net income	$3,186	$2,769

Net income increased $417,000, or 15.06%, to $3,186,000 for the three months ended March 31, 2004 as compared to $2,769,000 for the three months ended March 31, 2003. Net interest income of ABC and its subsidiaries increased $564,000, the provision for loan losses decreased by $420,000 and all other noninterest expense increased by $49,000.

Comparison of Balance Sheets

Total assets decreased by $1 million, or .09%, to $1,168 million at March 31, 2004 from $1,169 million at December 31, 2003.

Total earning assets increased by $9 million, or .84%, to $1,083 million at March 31, 2004 from $1,074 million at December 31, 2003.

Loans, net of the allowance for loan losses, remained the same at $825 million at March 31, 2004 as compared to December 31, 2003.

Total deposits decreased by $16 million, or 1.76%, to $891 million at March 31, 2004 from $907 million at December 31, 2003. Approximately 14.81% and 15.66% of deposits were noninterest-bearing as of March 31, 2004 and December 31, 2003, respectively.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk”. The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company’s asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 11.01% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 8.38% if rates decline over the next year.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of securities holders during the quarter ended March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1 Section 302 Certification

Exhibit 31.2 Section 302 Certification

Exhibit 32.1 Section 906 Certification

Exhibit 32.2 Section 906 Certification

(b)	Reports on Form 8-K

The Company has filed a Current Report on Form 8-K, dated January 13, 2004, concerning the issuance of a press release with respect to the Company’s results of operations and financial condition for the fourth quarter and fiscal year 2003. The Current Report on Form 8-K was filed under Item 12 of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:

ABC BANCORP

May 04, 2004 Date	/s/ W. EDWIN LANE, JR.
W. EDWIN LANE, JR.
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(Duly authorized officer and principal financial/accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification