Form 10-Q
period 2004-06-30
ABC BANCORP
filed 2004-08-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

There were 9,784,761 shares of Common Stock outstanding as of August 5, 2004.

ABC BANCORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30 2004	December 31 2003
Assets
Cash and due from banks	$46,417	$80,480
Securities available for sale, at fair value	192,784	190,595

Loans	859,653	840,539
Less allowance for loan losses	15,206	14,963

Loans, net	844,447	825,576

Premises and equipment, net	26,302	25,537
Intangible assets	2,891	3,286
Goodwill	19,231	19,231
Other assets	25,084	24,406

	$1,157,156	$1,169,111

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand	129,224	141,715
Interest-bearing demand	285,874	291,715
Savings	69,426	65,918
Time, $100,000 and over	155,724	149,991
Other time	238,939	257,185

Total deposits	879,187	906,524
Federal funds purchased & securities sold under agreements to repurchase	4,665	8,211
Other borrowings	116,809	97,545
Other liabilities	5,783	7,651
Subordinated deferrable interest debentures	35,567	35,567

Total liabilities	1,042,011	1,055,498

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 10,871,422 and 10,849,922 shares issued respectively	10,871	10,850
Capital surplus	46,824	46,446
Retained earnings	69,636	66,145
Accumulated other comprehensive income	(1,248)	522
Unearned compensation	(744)	(491)

	125,339	123,472
Less cost of 1,085,342 and 1,066,068 shares acquired for the treasury	(10,194)	(9,859)

Total stockholders’ equity	115,145	113,613

	$1,157,156	$1,169,111

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED June 30, 2004 AND 2003

(Dollars in Thousands)

(Unaudited)

	2004	2003
Interest income
Interest and fees on loans	$13,663	$14,565
Interest on taxable securities	1,684	1,525
Interest on nontaxable securities	44	41
Interest on deposits in other banks	55	161

	15,446	16,292

Interest expense
Interest on deposits	2,718	3,854
Interest on federal funds purchased and securities sold under agreements to repurchase	14	17
Interest on other borrowings	1,926	1,969

	4,658	5,840

Net interest income	10,788	10,452
Provision for loan losses	627	1,251

Net interest income after provision for loan losses	10,161	9,201

Other income
Service charges on deposit accounts	2,533	2,693
Other service charges, commissions and fees	639	879
Other	65	43
Gain(loss) on sale of securities	58	(21)

	3,295	3,594

Other expense
Salaries and employee benefits	4,958	4,612
Equipment and occupancy expense	1,212	1,203
Amortization of intangible assets	198	255
Other operating expenses	2,552	2,540

	8,920	8,610

Income before income taxes	4,536	4,185
Applicable income taxes	1,494	1,375

Net income	$3,042	$2,810

Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising during period, net of tax	$(2,446)	$335
Reclassification adjustment for gains(losses) included in net income, net of tax	$(38)	$14

Comprehensive income	$558	$3,159

Income per common share-Basic	$0.31	$0.29

Income per common share-Diluted	$0.31	$0.29

Average shares outstanding	9,773,501	9,759,034

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

SIX MONTHS ENDED June 30, 2004 AND 2003

(Dollars in Thousands)

(Unaudited)

	2004	2003
Interest income
Interest and fees on loans	$27,426	$29,220
Interest on taxable securities	3,480	3,159
Interest on nontaxable securities	86	81
Interest on deposits in other banks	117	365

	31,109	32,825

Interest expense
Interest on deposits	5,464	7,961
Interest on federal funds purchased and securities sold under agreements to repurchase	32	35
Interest on other borrowings	3,864	3,980

	9,360	11,976

Net interest income	21,749	20,849
Provision for loan losses	938	1,982

Net interest income after provision for loan losses	20,811	18,867

Other income
Service charges on deposit accounts	5,009	5,210
Other service charges, commissions and fees	1,406	1,667
Other	156	329
Gain(loss) on sale of securities	58	(1)

	6,629	7,205

Other expense
Salaries and employee benefits	10,181	9,756
Equipment and occupancy expense	2,339	2,367
Amortization of intangible assets	395	511
Other operating expenses	5,244	5,166

	18,159	17,800

Income before income taxes	9,281	8,272
Applicable income taxes	3,053	2,693

Net income	$6,228	5,579

Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax	$(1,732)	$(86)
Reclassification adjustment for gains(losses) included in net income, net of tax	$(38)	$1

Comprehensive income	$4,458	$5,494

Income per common share-Basic	$0.64	$0.57

Income per common share-Diluted	$0.63	$0.57

Average shares outstanding	9,775,384	9,764,623

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED June 30, 2004 AND 2003

(Dollars in Thousands)

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net Income	$6,228	$5,579

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	878	920
Provision for loan losses	938	1,982
Amortization of intangible assets	395	511
Other prepaids, deferrals and accruals, net	(7,183)	(164)

Total adjustments	(4,972)	3,249

Net cash provided by operating activities	1,256	8,828

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	29,101	41,810
Purchase of securities available for sale	(28,360)	(62,512)
Proceeds from sales of securities available for sale	83	20,624
Increase in loans	(19,809)	(13,398)
Purchase of premises and equipment	(1,643)	(701)

Net cash used in investing activities	(20,628)	(14,177)

FINANCING ACTIVITIES
Net decrease in deposits	(27,337)	(18,939)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(3,546)	(2,222)
Increase (decrease) in other borrowings	19,264	(18,765)
Dividends paid	(2,737)	(2,335)
Purchase treasury stock	(335)	(158)

Net cash used in financing activities	(14,691)	(42,419)

Net decrease in cash and due from banks	$(34,063)	$(47,768)
Cash and due from banks at beginning of period	80,480	123,077

Cash and due from banks at end of period	$46,417	$75,309

See Notes to Consolidated Financial statements.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock Compensation Plans

At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Thousands)
Net income, as reported	$3,042	$2,810	$6,228	$5,579
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)	(17)	(40)	(30)

Pro forma net income	$3,022	$2,793	$6,188	$5,549

Earnings per share:
Basic - as reported	$0.31	$0.29	$.64	$.57

Basic - pro forma	$0.31	$0.29	$.63	$.57

Diluted - as reported	$0.31	$0.29	$.63	$.57

Diluted - pro forma	$0.31	$0.29	$.63	$.57

Earnings Per Share

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Six Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Net income	$6,228	$5,579

Weighted average number of common shares outstanding	9,775	9,764
Effect of dilutive options	121	52

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	$9,896	$9,816

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report of ABC Bancorp (together with its subsidiaries, the “Company” or “ABC”) contains forward-looking statements in addition to historical information. ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, ABC is required to note the variety of factors that could cause ABC’s actual results and experience to differ materially from the anticipated results or other expectations expressed in ABC’s forward-looking statements. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in ABC’s markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by ABC; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which ABC is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in ABC’s filings with the Securities and Exchange Commission, including its Quarterly Report on Form 10-Q. The words “believe”, “expect”, “anticipate”, “project”, and similar expressions signify such forward-looking statements.

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

Critical Accounting Policies

The Company has not changed any of its critical accounting policies since those disclosed in its annual report on Form 10K for the year ended December 31, 2003.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary banks of ABC Bancorp (the “Banks”) maintain relationships with correspondent banks, which could provide funds to them on short notice, if needed.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at June 30, 2004 were considered satisfactory. At that date, the Banks’ short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the six months ended June 30, 2004, total capital increased $1,532,000 to $115,145,000. Of this change, $3,491,000 resulted from the retention of earnings (net of $2,737,000 dividends declared to shareholders), plus $139,000 for the accrual for grants of restricted shares as incentive to certain employees, plus $7,000 related to the exercise of stock options, less a decrease of $1,770,000 in other comprehensive income net of taxes less $335,000 for the purchase of treasury stock.

At June 30, 2004, ABC had $200,000 in binding commitments for capital expenditures. The Company anticipates that approximately $800,000 will be required for capital expenditures during the remainder of 2004. Additional expenditures may be required for other mergers and acquisitions.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, minimize loan and investment losses, generate noninterest income and control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Banks’ ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the net interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

Net interest income is the primary component of consolidated earnings. Interest-earning assets consist of loans, investment securities and federal funds sold. Interest-bearing liabilities consist of deposits and borrowings, such as federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank advances, and subordinated deferrable interest debentures. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds, and on loans to states and municipalities. This tax-exempt income and its resultant yields are stated on a taxable-equivalent basis in order to be comparable to taxable investments and loans.

Comparison of Statements of Income

The net interest margin on a taxable-equivalent basis was 4.10% and 3.87% during the six months ended June 30, 2004 and 2003, respectively, representing an increase of 23 basis points.

Net interest income was $21.75 million as compared to $20.85 million during the six months ended June 30, 2004 and 2003, respectively, representing an increase of 4.32%.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $938,000 and $1,982,000 during the six months ended June 30, 2004 and 2003, respectively. Charge offs, net of recoveries, for the first six months of 2004 amounted to $695,000 as compared to $612,000 for the first six months of 2003.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated quarterly based on ongoing reviews of all loans. A particular emphasis is placed on non-accruing, past due and other loans in which management has identified possible weaknesses and that require special attention and/or action. Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and assumptions about the local and national economy. All of these factors are considered and then grades are assigned to each loan. A calculation is then performed that adds a weighted percentage of the balance in each loan grade to additional specific reserves for certain loans based on management’s judgment. The result of this standard calculation determines the amount of reserve to be recorded. Management considers the amount of reserve determined by this process adequate to cover potential losses in the portfolio.

The allowance for loan losses totaled $15.21 million and $14.96 million as of June 30, 2004 and December 31, 2003, respectively. The allowance for loan losses as a percentage of total loans was 1.77% and 1.78% as of June 30, 2004 and December 31, 2003, respectively.

Nonperforming assets were $7.4 million and $7.9 million as of June 30, 2004 and December 31, 2003, respectively. The ratio of nonperforming assets as a percentage of the loan loss reserve was 48.59% and 52.81% as of June 30, 2004 and December 31, 2003, respectively.

Following is a comparison of noninterest income for the six months ended June 30, 2004 and 2003 (dollars in thousands).

	Six Months Ended June 30,
	2004	2003
Service charges on deposits	$5,009	$5,210
Other service charges, commissions and fees	1,406	1,667
Other income	156	329
Gain (loss) on sale of securities	58	(1)

Total non-interest income	$6,629	$7,205

Total noninterest income for the six months ended June 30, 2004 was $576,000 lower than during the same period in 2003. Service charges on deposit accounts decreased by $201,000, which is due to a decrease in total deposits of $18 million from the same period in 2003. Other service charges, commissions and fees decreased by $261,000, which includes a decrease in mortgage fee income of $168,000 and a decrease in brokerage and annuities commissions of $75,000. Other income decreased by $173,000, which is primarily attributable to rebate from John H. Harland Company posted during the first quarter of 2003.

Following is an analysis of noninterest expense for the six months ended June 30, 2004 and 2003 (dollars in thousands).

	Six Months Ended June 30,
	2004	2003
Salaries and employee benefits	$10,181	$9,756
Occupancy and equipment expense	2,339	2,367
Amortization of intangible assets	395	511
Other expense	5,244	5,166

Total noninterest expense	$18,159	$17,800

Total noninterest expense for the six months ended June 30, 2004 was $359,000 higher than during the same period in 2003.

Salaries and employee benefits for the six months ended June 30, 2004 were $425,000, or 4.36%, higher than during the same period in 2003, which is due to normal increases in salaries and employee benefits. Amortization of intangible assets was $116,000 lower for the six months ended June 30, 2004 as compared to June 30, 2003 because of accelerated amortization in earlier periods. Equipment and occupancy expense was reduced by $28,000, which resulted mainly from controllable cost efficiencies initiated by the Company. The remaining increase of $78,000 in non-interest expense relates to normal changes from period to period.

Following is a condensed summary of net income during the six months ended June 30, 2004 and 2003 (dollars in thousands).

	Six Months Ended June 30,
	2004	2003
Net interest income	$21,749	$20,849
Provision for loan losses	938	1,982
Other income	6,629	7,205
Other expense	18,159	17,800

Income before income taxes	9,281	8,272
Applicable income taxes	3,053	2,693

Net income	$6,228	$5,579

Net income increased $649,000, or 11.63%, to $6,228,000 for the six months ended June 30, 2004 as compared to $5,579,000 for the six months ended June 30, 2003. Net interest income of ABC increased $900,000, the provision for loan losses decreased $1,044,000, other noninterest income decreased $576,000, and all other noninterest expense increased $359,000.

Comparison of Balance Sheets

Total assets decreased by $12 million, or 1.03%, to $1,157 million at June 30, 2004 from $1,169 million at December 31, 2003.

Total earning assets decreased by $3 million, or .28%, to $1,071 million at June 30, 2004 from $1,074 million at December 31, 2003.

Loans, net of the allowance for loan losses, increased by $19 million at June 30, 2004 as compared to December 31, 2003.

Total deposits decreased by $28 million, or 3.09%, to $879 million at June 30, 2004 from $907 million at December 31, 2003. Approximately 14.68% and 15.66% of deposits were noninterest-bearing as of June 30, 2004 and December 31, 2003, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed only to U. S. dollar interest rate changes, and accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities, which are commonly pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 7.54% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 4.12% if rates decline over the next year.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

Since the end of the period covered by this report, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of the Shareholders of the Company was held on May 18, 2004. At this meeting, proxies were solicited under Regulation 14A of the Exchange Act. Total shares outstanding, net of 1,085,342 shares held for the treasury, amounted to 9,765,180. A total of 7,701,901 shares (78.87%) were represented by shareholders in attendance at the meeting or by proxy.

Director nominees were elected by a majority vote (listed as follows) to serve as Class I directors until the annual meeting to be held in 2007:

Johnny W. Floyd	7,532,162 for	169,739 withholding authority	97.80% in favor
Edwin W. Hortman, Jr.	6,934,587 for	767,314 withholding authority	90.04% in favor
Daniel B. Jeter	7,518,611 for	183,290 withholding authority	97.62% in favor

Ratification of the appointment of Mauldin & Jenkins, Certified Public Accountants and Consultants, LLC, as the Company’s independent accountants for the fiscal year ended December 31, 2003, by a vote of 7,599,047 for, 93,967 against, and 8,887 abstaining, representing 77.82% in favor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Executive Employment Agreement with Thomas T. Dampier dated as of May 18, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

(b) Reports on Form 8-K

The Company has filed a Current Report on Form 8-K, dated April 12, 2004, concerning the issuance of a press release with respect to the Company’s estimated first quarter 2004 results. The Current Report on Form 8-K was filed under Item 12 of Form 8-K.

The Company has filed a Current Report on Form 8-K, dated May 17, 2004, concerning the execution and delivery of an Agreement and Plan of Merger by the Company and Citizens Bancshares, Inc. (“Citizens”). The Current Report on Form 8-K was filed under Item 5 of Form 8-K, and no financial information concerning the Company or Citizens was filed therewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:

ABC BANCORP

August 5, 2004 Date	/s/ W. Edwin Lane, Jr.
W. EDWIN LANE, JR.
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(Duly authorized officer and principal financial/accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Executive Employment Agreement with Thomas T. Dampier dated as of May 18, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer