Form 10-Q
period 2004-09-30
ABC BANCORP
filed 2004-11-09
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-16181

ABC BANCORP

(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

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

There were 9,778,397 shares of Common Stock outstanding as of November 5, 2004.

ABC BANCORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30 2004	December 31 2003
Assets
Cash and due from banks	$69,219	$80,480
Securities available for sale, at fair value	186,586	190,595
Loans	870,418	840,539
Less allowance for loan losses	15,271	14,963

Loans, net	855,147	825,576

Premises and equipment, net	26,469	25,537
Intangible assets	2,694	3,286
Goodwill	19,231	19,231
Other assets	25,645	24,406

	$1,184,991	$1,169,111

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand	131,931	141,715
Interest-bearing demand	282,297	291,715
Savings	68,937	65,918
Time, $100,000 and over	168,805	149,991
Other time	237,562	257,185

Total deposits	889,532	906,524
Federal funds purchased & securities sold under agreements to repurchase	4,311	8,211
Other borrowings	130,393	97,545
Other liabilities	6,513	7,651
Subordinated deferrable interest debentures	35,567	35,567

Total liabilities	1,066,316	1,055,498

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 10,865,922, and 10,849,922 shares issued respectively	10,866	10,850
Capital surplus	46,740	46,446
Retained earnings	71,352	66,145
Accumulated other comprehensive income	548	522
Unearned compensation	(611)	(491)

	128,895	123,472
Less cost of 1,087,025 and 1,066,068 shares acquired for the treasury	(10,220)	(9,859)

Total stockholders’ equity	118,675	113,613

	$1,184,991	$1,169,111

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in Thousands)

(Unaudited)

	2004	2003
Interest income
Interest and fees on loans	$14,274	$14,510
Interest on taxable securities	1,805	1,375
Interest on nontaxable securities	41	37
Interest on deposits in other banks	76	37

	16,196	15,959

Interest expense
Interest on deposits	2,811	3,277
Interest on federal funds purchased and securities sold under agreements to repurchase	15	12
Interest on other borrowings	2,074	1,971

	4,900	5,260

Net interest income	11,296	10,699
Provision for loan losses	878	1,061

Net interest income after provision for loan losses	10,418	9,638

Other income
Service charges on deposit accounts	2,630	2,709
Other service charges, commissions and fees	586	837
Other	73	5
Gain(loss) on sale of securities	—	—

	3,289	3,551

Other expense
Salaries and employee benefits	5,096	4,944
Equipment and occupancy expense	1,230	1,187
Amortization of intangible assets	197	256
Other operating expenses	2,604	2,590

	9,127	8,977

Income before income taxes	4,580	4,212
Applicable income taxes	1,495	1,368

Net income	$3,085	$2,844

Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising during period, net of tax	$1,796	$(874)
Reclassification adjustment for (gains)losses included in net income, net of tax	$—	$—

Comprehensive income	$4,881	$1,970

Income per common share-Basic	$0.32	$0.29

Income per common share-Diluted	$0.31	$0.29

Average shares outstanding	9,784,990	9,775,317

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in Thousands)

(Unaudited)

	2004	2003
Interest income
Interest and fees on loans	$41,700	$43,730
Interest on taxable securities	5,285	4,534
Interest on nontaxable securities	127	118
Interest on deposits in other banks	193	402

	47,305	48,784

Interest expense
Interest on deposits	8,275	11,238
Interest on federal funds purchased and securities sold under agreements to repurchase	47	47
Interest on other borrowings	5,938	5,951

	14,260	17,236

Net interest income	33,045	31,548
Provision for loan losses	1,816	3,043

Net interest income after provision for loan losses	31,229	28,505

Other income
Service charges on deposit accounts	7,639	7,919
Other service charges, commissions and fees	1,992	2,504
Other	229	334
Gain(loss) on sale of securities	58	(1)

	9,918	10,756

Other expense
Salaries and employee benefits	15,277	14,700
Equipment and occupancy expense	3,569	3,554
Amortization of intangible assets	592	767
Other operating expenses	7,848	7,756

	27,286	26,777

Income before income taxes	13,861	12,484
Applicable income taxes	4,548	4,061

Net income	$9,313	8,423

Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising during period, net of tax	$64	$(960)
Reclassification adjustment for (gains)losses included in net income, net of tax	$(38)	$1

Comprehensive income	$9,339	$7,464

Income per common share-Basic	$0.95	$0.86

Income per common share-Diluted	$0.94	$0.86

Average shares outstanding	9,778,609	9,768,227

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in Thousands)

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net Income	$9,313	$8,423

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,338	1,338
Provision for loan losses	1,816	3,043
Amortization of intangible assets	592	767
Other prepaids, deferrals and accruals, net	(2,200)	(1,191)

Total adjustments	1,546	3,957

Net cash provided by operating activities	10,859	12,380

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	39,257	57,875
Purchase of securities available for sale	(35,291)	(75,789)
Proceeds from sales of securities available for sale	83	20,624
Increase in loans	(31,387)	(21,539)
Purchase of premises and equipment	(2,270)	(1,148)

Net cash used in investing activities	(29,608)	(19,977)

FINANCING ACTIVITIES
Net decrease in deposits	(16,992)	(50,373)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(3,900)	(3,953)
Increase (decrease) in other borrowings	32,848	(4,206)
Dividends paid	(4,107)	(3,705)
Purchase treasury stock	(361)	(170)

Net cash provided by (used in) financing activities	7,488	(62,407)

Net decrease in cash and due from banks	$(11,261)	$(70,004)
Cash and due from banks at beginning of period	80,480	123,077

Cash and due from banks at end of period	$69,219	$53,073

See Notes to Consolidated Financial statements.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ABC Bancorp and subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent auditors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock Compensation Plans

At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Thousands)
Net income, as reported	$3,085	$2,844	$9,313	$8,423
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)	(17)	(60)	(47)

Pro forma net income	$3,065	$2,827	$9,253	$8,376

Earnings per share:
Basic - as reported	$.32	$.29	$.95	$.86

Basic - pro forma	$.31	$.29	$.95	$.86

Diluted - as reported	$.31	$.29	$.94	$.86

Diluted - pro forma	$.31	$.29	$.94	$.85

Earnings Per Share

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Thousands)
Net income	$3,085	$2,844	$9,313	$8,423

Weighted average number of common shares outstanding	9,785	9,775	9,779	9,768
Effect of dilutive options	110	52	113	62

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	9,895	9,827	9,892	9,830

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

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at September 30, 2004 were considered satisfactory. At that date, the Banks’ short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the nine months ended September 30, 2004, total capital increased $5,062,000 to $118,675,000. Of this change, $5,206,000 resulted from the retention of earnings (net of $4,107,000 dividends declared to shareholders), plus $184,000 for the accrual for grants of restricted shares as incentive to certain employees, plus $7,000 related to the exercise of stock options, plus an increase of $26,000 in other comprehensive income net of taxes less $361,000 for the purchase of treasury stock.

At September 30, 2004, ABC had $100,000 in binding commitments for capital expenditures. The Company anticipates that approximately $500,000 will be required for capital expenditures during the remainder of 2004. Additional expenditures may be required for other mergers and acquisitions.

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

Comparison of Statements of Income

The net interest margin on a taxable-equivalent basis was 4.14% and 3.95% during the nine months ended September 30, 2004 and 2003, respectively, representing an increase of 19 basis points.

Net interest income was $33.05 million as compared to $31.55 million during the nine months ended September 30, 2004 and 2003, respectively, representing an increase of 4.75%.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $1,816,000 and $3,043,000 during the nine months ended September 30, 2004 and 2003, respectively. Charge offs, net of recoveries, for the first nine months of 2004 amounted to $1,508,000 as compared to $2,478,000 for the first nine months of 2003.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on ongoing reviews of all loans. A particular emphasis is placed on non-accruing, past due and other loans in which management has identified possible weaknesses and that require special attention and/or action. Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and assumptions about the local and national economy. All of these factors are considered and then grades are assigned to each loan. A calculation is then performed that adds a weighted percentage of the balance in each loan grade to additional specific reserves for certain loans based on management’s judgment. The result of this standard calculation determines the amount of reserve to be recorded. Management considers the amount of reserve determined by this process adequate to cover potential losses in the portfolio.

The allowance for loan losses totaled $15.27 million and $14.96 million as of September 30, 2004 and December 31, 2003, respectively. The allowance for loan losses as a percentage of total loans was 1.75% and 1.78% as of September 30, 2004 and December 31, 2003, respectively.

Nonperforming assets were $6.7 million and $7.9 million as of September 30, 2004 and December 31, 2003, respectively. The ratio of nonperforming assets as a percentage of the loan loss reserve was 43.88% and 52.81% as of September 30, 2004 and December 31, 2003, respectively.

Following is a comparison of noninterest income for the nine months ended September 30, 2004 and 2003 (dollars in thousands).

	Nine Months Ended September 30,
	2004	2003
Service charges on deposits	$7,639	$7,919
Other service charges, commissions and fees	1,992	2,504
Other income	229	334
Gain (loss) on sale of securities	58	(1)

Total non-interest income	$9,918	$10,756

Total noninterest income for the nine months ended September 30, 2004 was $838,000 lower than during the same period in 2003. Service charges on deposit accounts decreased by $280,000, which is due to a decrease in total deposits of $17 million since December 31, 2003. Other service charges, commissions and fees decreased by $512,000, which includes a decrease in mortgage fee income of $334,000 and a decrease in brokerage and annuities commissions of $120,000. Other income decreased by $105,000, which is primarily attributable to a rebate from John H. Harland Company posted during the first quarter of 2003.

Following is an analysis of noninterest expense for the nine months ended September 30, 2004 and 2003 (dollars in thousands).

	Nine Months Ended September 30,
	2004	2003
Salaries and employee benefits	$15,277	$14,700
Occupancy and equipment expense	3,569	3,554
Amortization of intangible assets	592	767
Other expense	7,848	7,756

Total noninterest expense	$27,286	$26,777

Total noninterest expense for the nine months ended September 30, 2004 was $509,000 higher than during the same period in 2003.

Salaries and employee benefits for the nine months ended September 30, 2004 were $577,000, or 3.93%, higher than during the same period in 2003, which is due to normal increases in salaries and employee benefits. Amortization of intangible assets was $175,000 lower for the nine months ended September 30, 2004 as compared to September 30, 2003 because of accelerated amortization in earlier periods. Equipment and occupancy expense increased by $15,000. The remaining increase of $92,000 in non-interest expense relates to normal changes from period to period.

Following is a condensed summary of net income during the nine months ended September 30, 2004 and 2003 (dollars in thousands).

	Nine Months Ended September 30,
	2004	2003
Net interest income	$33,045	$31,548
Provision for loan losses	1,816	3,043
Other income	9,918	10,756
Other expense	27,286	26,777

Income before income taxes	13,861	12,484
Applicable income taxes	4,548	4,061

Net income	$9,313	$8,423

Net income increased $890,000, or 10.57%, to $9,313,000 for the nine months ended September 30, 2004 as compared to $8,423,000 for the nine months ended September 30, 2003. Net interest income of ABC increased $1,497,000, the provision for loan losses decreased $1,227,000, other noninterest income decreased $838,000, and all other noninterest expense increased $509,000.

Comparison of Balance Sheets

Total assets increased by $16 million, or 1.37%, to $1,185 million at September 30, 2004 from $1,169 million at December 31, 2003.

Total earning assets increased by $15 million, or 1.40%, to $1,089 million at September 30, 2004 from $1,074 million at December 31, 2003.

Loans, net of the allowance for loan losses, increased by $30 million at September 30, 2004 as compared to December 31, 2003.

Total deposits decreased by $17 million, or 1.87%, to $890 million at September 30, 2004 from $907 million at December 31, 2003. Approximately 14.83% and 15.66% of deposits were noninterest-bearing as of September 30, 2004 and December 31, 2003, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed only to U. S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities, which are commonly pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 2.73% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 4.17% if rates decline over the next year.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Controls.

Since the end of the period covered by this report, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

2.1	Amended and Restated Agreement and Plan of Merger dated as of October 5, 2004, by and among Citizens Bancshares, Inc., ABC Bancorp and Wakulla Merger Sub, Inc., with Exhibits

10.1	Amendment No. 1 to Commission Agreement between Jerry L. Keen and ABC Bancorp dated as of July 27, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Principal Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized:

ABC BANCORP

November 9, 2004	/S/ BETH LEE GARNER
Date	BETH LEE GARNER,
VICE PRESIDENT AND CONTROLLER (Duly authorized officer and principal financial/accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of October 5, 2004, by and among Citizens Bancshares, Inc., ABC Bancorp and Wakulla Merger Sub, Inc., with Exhibits

10.1	Amendment No. 1 to Commission Agreement between Jerry L. Keen and ABC Bancorp dated as of July 27, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Principal Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Principal Financial Officer