Form 10-K
period 2004-12-31
ABC BANCORP
filed 2005-03-16
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $186,029,172. As of March 1, 2005, the registrant had outstanding 11,774,742 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART I

ITEM 1. BUSINESS

ABC Bancorp (“ABC”) is organized as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and the bank holding company laws of Georgia.

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

Our primary business as a bank holding company is to manage the business and affairs of our Banks. Our Banks provide a broad range of retail and commercial banking services to their customers, including checking, savings, NOW, money market accounts, time deposit accounts of various types and IRAs; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit cards through MBNA, N.A.; debit cards; overdraft protection services; Internet banking; letters of credit; brokerage services through Raymond James Financial Services, Inc.; fixed rate annuities through PFIC Corporation; safe deposit box rentals; bank official checks; and electronic funds transfer services, including wire transfers, automated teller machines and ACH transactions.

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

Subsidiary Bank	Principal Market Area	Estimated Relative Size Among Competitors
American Banking Company	Moultrie and Colquitt County, Georgia	Second largest of seven banks in Colquitt County, Georgia

Heritage Community Bank	Quitman and Brooks County, Georgia and Valdosta and Lowndes County, Georgia	Second largest of four banks in Brooks County, Georgia

Bank of Thomas County	Coolidge, Thomasville and Thomas County, Georgia	Fifth largest of seven banks in Thomas County, Georgia

Citizens Security Bank	Tifton and Tift County, Georgia, Ocilla and Irwin County, Georgia, Douglas and Coffee County, Georgia	Third largest of seven banks in Tift County, Georgia

Cairo Banking Company	Cairo and Grady County, Georgia, Meigs and Thomas County, Georgia	Third largest of five banks in Grady County, Georgia

Southland Bank	Dothan, Abbeville, Clayton, Eufaula and Headland, Alabama	Fifth largest of eleven banks in Houston County, Alabama

Central Bank & Trust Company	Cordele and Crisp County, Georgia	Third largest of five banks in Crisp County, Georgia

First National Bank of South Georgia	Albany and Dougherty County, Georgia and Lee County, Georgia	Seventh largest of ten banks in Dougherty County, Georgia

Merchants & Farmers Bank	Donalsonville and Seminole County, Georgia and Colquitt and Miller County, Georgia	Second largest of three banks in Seminole County, Georgia

Tri-County Bank	Trenton and Gilchrist County, Florida and Newberry and Alachua County, Florida	Largest of three banks in Gilchrist County, Florida

The First Bank of Brunswick	Brunswick, St. Simons Island, Jekyll Island and Glynn County, Georgia	Fourth largest of eight banks in Glynn County, Georgia

Citizens Bank - Wakulla	Crawfordville, Panacea, Sopchoppy and Wakulla County, Florida	Second largest of two banks in Wakulla County, Florida

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

On August 30, 2001, ABC formed ABC Bancorp Capital Trust I, a Delaware statutory trust and a wholly-owned subsidiary of ABC (the “Trust”), for the purpose of (i) issuing and selling its common securities to ABC and its trust preferred securities to the public, and (ii) using the proceeds from the sale of the trust preferred securities to purchase 9.00% Subordinated Debentures (the “Subordinated Debentures”) from ABC. In the quarter ended December 31, 2001, the Trust sold its securities and used the proceeds to purchase the Subordinated Debentures, which are the sole assets of the Trust. ABC pays interest on the Subordinated Debentures to the Trust at the end of each quarter at an annual rate of 9.00%, which is equal to the dividend rate payable by the Trust to the holders of its preferred securities. The cost of the issuance of the Trust’s preferred securities is treated as a deferred asset and will be amortized over a period of five years to September 30, 2006, the earliest redemption date. Following the offer and sale of the Trust’s securities, ABC owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of ABC. See Notes to ABC’s Consolidated Financial Statements included in this annual report for a further discussion regarding the issuance of the Trust’s preferred securities.

Our Market Areas and Competition

Our market area is located in southern Georgia, southeastern Alabama and northern Florida. The Banks’ main offices and branches are located in the southern Georgia cities of Albany, Brunswick, Cairo, Colquitt, Cordele, Donalsonville, Douglas, Jekyll Island, Moultrie, Ocilla, Quitman, St. Simons Island, Thomasville, Tifton and Valdosta, the southern Alabama cities of Abbeville, Clayton, Dothan, Eufaula and Headland and the northern Florida cities of Crawfordville, Newberry, Panacea, Sopchoppy and Trenton. Our Banks have a total of 37 offices located in either the cities or counties in which the main offices are located or in nearby cities.

We have subsidiary Banks in several market areas that offer favorable growth and profitability potential, including banks in the cities of Valdosta, Tifton and Cordele, Georgia, which are located along the I-75 corridor of Georgia, Brunswick and St. Simons Island, Georgia, which are located along the I-95 corridor, a major north-south transportation artery, and Crawfordville, Florida, which is located within approximately fifteen miles of Tallahassee, Florida. We also have Banks in Albany, Georgia and Dothan, Alabama, both of which are developing commercial and industrial “hubs” where residents of the numerous smaller, surrounding cities find jobs, entertainment, consumer products and services and medical services.

The banking industry in general, and in Georgia, Alabama and Florida specifically, is highly competitive and dramatic changes continue to occur throughout the industry. In recent years, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Each of our Banks faces strong competition in attracting deposits and making loans. Their most direct competition for deposits comes from other commercial banks, thrift institutions, mortgage bankers, finance companies, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in our Banks’ competition for deposits.

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

Competition among providers of financial products and services continues to increase with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to rapidly consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchise of acquirers. Management expects that competition will become more intense in the future due to changes in state and federal laws and regulations and the entry of additional bank and nonbank competitors. See “Supervision and Regulation.”

Growth Strategy

We have maintained a long-term focus on a strategy that includes expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly by mergers and acquisitions. We expect to continue to take advantage of the consolidation in the financial services industry and enhance our franchise through mergers and acquisitions. We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets and to branch into or acquire financial institutions in other markets consistent with our capital availability and management abilities.

We seek opportunities to acquire banks at acceptable prices using cash or ABC stock or some combination thereof. The amount of consideration paid in connection with these acquisitions may be in excess of the fair value of the underlying net assets acquired, which could have a dilutive effect on our earnings and/or book value per share. In addition, although there may be cost savings and revenue enhancements associated with these acquisitions, they can also result in significant front-end charges against earnings.

Our operating strategy is to provide high quality community banking services to our customers and increase market share through solicitation of new business, repeat business, referrals from customers and selected promotional strategies. The achievement of our strategic initiatives and long-term financial goals is subject to many uncertainties and challenges. The challenges which, in the opinion of management, are most relevant and most likely to have a near-term effect on operations include: (i) building revenue momentum; (ii) improving efficiency; (iii) controlling costs in a heightened regulatory environment; (iv) dealing with increased competition from bank and non-bank providers; and (v) reacting to economic conditions in our core markets.

Lending Policy

We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by our Banks, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to our written loan policy, which is reviewed annually and updated as needed and which provides that lending officers have sole authority to approve loans of various maximum amounts commensurate with their seniority and experience. Each Bank’s president has discretion to approve loans in varying principal amounts up to established limits. Each Bank’s Board of Directors reviews and approves loans that exceed management’s lending authority. New credit extensions are reviewed daily by each Bank’s senior management and at least monthly by its Board of Directors.

Each subsidiary Bank is assigned an approval limit by the holding company, which serves as the maximum limit of new extensions of credit each Bank can approve. That approval limit is reviewed annually by the Holding Company and adjusted as needed. All extensions of credit in excess of the Banks’ internal approval limits are reviewed by the respective Bank’s Regional Executive. Further approval by ABC’s Senior Credit Officer or the Holding Company Loan Committee may also be needed. Under our ongoing loan review program, all loans are subject to sampling and objective review by an assigned loan reviewer who is independent of the originating loan officer.

The lending officers at each Bank have authority to make loans only in the county in which the Bank is located and its contiguous counties. Occasionally, ABC’s Loan Committee will approve a loan for purposes outside of the market area of our Banks, provided the Bank has a previously established relationship with the borrower. Our lending policy requires analysis of the borrower’s projected cash flow and ability to service the debt.

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

Real Estate Loans. Our real estate loans are generally extended for acquisition, development or construction of commercial or residential properties or for a term of years, although rarely more than five, over which period the principal thereof is amortized. Real estate related loans represent a significant portion of the loan portfolio and are generally secured by commercial or residential real estate or farmland.

Agricultural Loans. Our agricultural loans are made to finance crop production expenses and to finance the purchase of farm-related equipment or farmland. Agricultural loans typically involve seasonal fluctuations in amounts. Although we typically look to an agricultural borrower’s cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance or a mortgage on real estate. For agricultural loans, the lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower’s updated cash flow projections. In addition, a portion of our agricultural loans are guaranteed by the FSA Guaranteed Loan Program.

Commercial and Industrial Loans. General commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies and other industries. Management believes that a portion of these loans are, to varying degrees, agricultural-related, such as produce packing sheds, cotton gins and farm service companies. Our Banks have also generated loans which are guaranteed by the U. S. Small Business Administration. Management believes that making such loans helps the local community and also provides ABC with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although we typically look to a commercial borrower’s cash flow as the principal source of repayment for such loans, some commercial loans are secured by inventory, equipment, accounts receivable and other assets.

Consumer Lending. Our consumer loans include motor vehicle, home improvement, home equity, student and signature loans and small personal credit lines. Many of our Banks also offer credit cards to their customers via a marketing agreement with MBNA, N.A.

Compliance with Community Reinvestment Act. Each of our Banks has a Community Reinvestment Act Officer who develops and oversees that Bank’s Community Reinvestment Act program and makes quarterly reports to that Bank’s Board of Directors. Our Banks regularly sponsor or participate in community programs designed to ascertain and meet the credit needs of each of the communities they serve, including low and moderate income neighborhoods. Some of these activities include participating in community meetings to explain the availability of Small Business Administration, Farm Service Agency and Regional Development Center loans and sponsoring educational seminars for area farmers. In addition, each of our Georgia Banks participate in the Georgia Residential Finance Authority program which makes low interest rate loans to rehabilitate low income rental housing.

Deposits

Checking, savings, NOW, money market accounts and other time accounts are the primary sources of our Banks’ funds for loans and investments. Our Banks obtain most of their deposits from individuals and businesses in their respective market areas.

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

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, our Banks may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds, industrial development revenue bonds, Government National Mortgage Association (“GNMA”) securities and satisfactorily rated trust preferred obligations. Our Banks’ investments must satisfy certain investment quality criteria. Our Banks’ investments must be rated at least “BAA” by either Moody’s or Standard and Poor’s. Securities rated below “A” are periodically reviewed for creditworthiness. Our Banks may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Bank’s general market area and such bonds are determined by the purchasing Bank to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the purchasing Bank’s market area and if the bonds are considered to possess a high degree of credit soundness. Our Banks typically have not purchased a significant amount of GNMA securities, which normally have higher yields than our Banks’ other investments.

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

Asset/Liability Management

Our objective is to manage our assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. The overall philosophy of our management is to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Properties

The table below sets forth the location and size and certain other information with respect to our real properties. Except for the leased 120 Third Avenue, S.E., Moultrie, Georgia, Jekyll Island property and 1817 South Oates Street in Dothan, Alabama, all properties are owned by ABC or our Banks and are unencumbered.

Offices	Used By	Approximate Square Footage
310 First Street, S.E., Moultrie, GA	ABC	6,300
317 South Main Street, Moultrie, GA	ABC	2,200
308-314 First Street, S.E., Moultrie, GA	ABC	4,000
24 Second Avenue, S. E., Moultrie, GA	ABC	16,000
120 Third Avenue S. E., Moultrie, GA	ABC	7,800
305 South Main Street, Moultrie, GA	ABC and American Bank	7,048
225 South Main Street, Moultrie, GA	American Bank	9,100
1707 First Avenue, S.E., Moultrie, GA	American Bank	5,000
137 Broad Street, Doerun, GA	American Bank	2,500
2513 South Main Street, Moultrie, GA	American Bank	3,973
322 First Street, S.E., Moultrie, GA	American Bank	300
1000 West Screven Street, Quitman, GA	Heritage Bank	11,300
19540 Valdosta Highway, Valdosta, GA	Heritage Bank	2,650
3140 Inner Perimeter Road, Valdosta, GA	Heritage Bank	5,112
2484 East Pinetree Boulevard, Thomasville, GA	Thomas Bank	4,400
529 Pine Street, Coolidge, GA	Thomas Bank	4,000
735 West Second Street, Tifton, GA	Citizens Security Bank	10,500
731 West Second Street, Tifton, GA	Citizens Security Bank	5,580
301 South Irwin Avenue, Ocilla, GA	Citizens Security Bank	10,675
100 South Pearle Avenue, Douglas, GA	Citizens Security Bank	4,964
201 South Broad Street, Cairo, GA	Cairo Bank	10,000
Highway 84 Drive-in, Cairo, GA	Cairo Bank	1,000
2023 East Depot Street, Meigs, GA	Cairo Bank	4,500
3299 Ross Clark Circle, Dothan, AL	Southland Bank	21,918
1817 South Oates Street, Dothan, AL	Southland Bank	4,000
204 Kirkland Street, Abbeville, AL	Southland Bank	5,300
211 Eufaula Street, Clayton, AL	Southland Bank	8,000
1140 South Eufaula Avenue, Eufaula, AL	Southland Bank	2,650
208 Main Street, Headland, AL	Southland Bank	2,037
502 Second Street South, Cordele, GA	Central Bank	5,800
1302 Sixteenth Avenue East, Cordele, GA	Central Bank	840
509 16th Avenue, Cordele, GA	Central Bank	1,500
2627 Dawson Road, Albany, GA	First National Bank	8,750
1607 U. S. Highway 19 South, Leesburg, GA	First National Bank	5,300
109 West Third Street, Donalsonville, GA	M & F Bank	9,100
Highway 374 and 253, Donalsonville, GA	M & F Bank	910
162 East Crawford Street, Colquitt, GA	M & F Bank	4,672
302 North Main Street, Trenton, FL	Tri-County Bank	5,000
25365 West Newberry Road, Newberry, FL	Tri-County Bank	9,487
3340 Cypress Mill Road, Brunswick, GA	First Bank of Brunswick	8,500
5340 New Jesup Highway, Brunswick, GA	First Bank of Brunswick	2,305
3811 Frederica Road, St. Simons Island, GA	First Bank of Brunswick	8,000
18-B Beachview Drive, Jekyll Island, GA	First Bank of Brunswick	5,532
2628 Crawfordville Highway, Crawfordville, FL	Citizens Bank – Wakulla	8,786
1445 Coastal Highway, Panacea, FL	Citizens Bank – Wakulla	792
2117 Sopchoppy Highway, Sopchoppy, FL	Citizens Bank – Wakulla	792

Employees

At December 31, 2004, ABC and our Banks employed approximately 550 employees. We consider our relationship with our employees to be satisfactory.

We have adopted one retirement plan for our employees, the ABC Bancorp 401(k) Profit Sharing Plan. This plan provides deferral of compensation by our employees and contributions by ABC. ABC and our Banks made contributions for all eligible employees in 2004. We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market areas. Our employees are not represented by any collective bargaining group.

SUPERVISION AND REGULATION

General

As a bank holding company, we are subject to regulation under the Bank Holding Company Act and to the supervision, examination and reporting requirements of the Federal Reserve. All of our Banks, other than First National Bank of South Georgia, which is a federally-chartered bank, are state-chartered banks. As such, they are subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and by state bank regulatory authorities in their respective home states. These authorities include the Alabama State Banking Department in the case of Southland Bank, the Florida Department of Banking and Finance in the case of Tri-County Bank and Citizens Bank – Wakulla, and the Georgia Department of Banking and Finance in the case of all of our other state-chartered Banks. As a federally-chartered Bank, the First National Bank of South Georgia is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the OCC”).

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

Our Banks are also subject to numerous state and federal statutes and regulations that affect their business, activities and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies. The FDIC, the OCC, the Georgia Department of Banking and Finance, the Alabama State Banking Department and the Florida Office of Financial Regulation regularly examine the operations of our Banks and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Acquisitions

As an active acquirer, we must comply with numerous laws related to our acquisition activity. Under the Bank Holding Company Act, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Payment of Dividends and Other Restrictions

ABC is a legal entity separate and distinct from its subsidiaries. While there are various legal and regulatory limitations under federal and state law on the extent to which our subsidiaries can pay dividends or otherwise supply funds to ABC, the principal source of ABC’s cash revenues is dividends from its subsidiaries. The prior approval of applicable regulatory authorities, as the case may be, is required if the total dividends declared by any subsidiary Bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock, or 50% of the Bank’s net profits for the previous year in the case of Georgia banks. The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include ABC and its Banks, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

Retained earnings of our Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $7.6 million as of December 31, 2004.

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

Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues. As of December 31, 2004, ABC met these requirements.

Capital Adequacy

We must comply with the Federal Reserve’s established capital adequacy standards, and our Banks are required to comply with the capital adequacy standards established by the FDIC and the OCC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. During 2001, we increased our consolidated ratios by issuing trust preferred securities in the amount of $34,500,000. At December 31, 2004, $30,823,000 of the trust preferred securities (25% of total Tier 1 Capital) was included in Tier 1 Capital and the balance included in Tier 2 Capital. At December 31, 2004, ABC’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 14.95% and 13.30%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. ABC’s ratio at December 31, 2004 was 10.43%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised ABC of any specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

Our Banks are subject to risk-based and leverage capital requirements adopted by the FDIC and the OCC that are substantially similar to those adopted by the Federal Reserve for bank holding companies. All of our Banks were in compliance with applicable minimum capital requirements as of December 31, 2004.

Neither ABC nor any of our Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

In January 2001, the Basel Committee on Banking Supervision issued a consultative paper entitled “Proposal for a New Basel Capital Accord” and, subsequently, the Basel Committee, which is comprised of bank supervisors and central banks from the major industrialized countries, issued a number of working papers supplementing various aspects of the 2001 paper (the “New Accord”). Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy. These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline. Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness. Such requirements would be based either on ratings assigned by rating agencies or, in the case of a banking organization that met certain supervisory standards, on the organization’s internal credit ratings. The minimum capital requirements in the New Accord would also include a separate capital requirement for operational risk. In June 2004, the Basel Committee published new international guidelines for calculating regulatory capital, and since that time the U.S. banking regulators have published draft guidance of their interpretation of the new guidelines. We will be required to calculate regulatory capital under the New Accord, in parallel with the existing capital rules, beginning in 2007. In 2008, we will calculate regulatory capital solely under the New Accord.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2004, all of our Banks had capital levels that qualify as “well capitalized” under such regulations.

The Gramm-Leach-Bliley Act allows bank holding companies that are “well managed” and “well capitalized” and whose depositor subsidiaries have “satisfactory” or better Community Reinvestment Act ratings to become financial holding companies that may engage in a substantially broader range of nonbanking activities than is otherwise permissible, including insurance underwriting and securities activities. As previously stated, ABC became a financial holding company effective August 24, 2000.

The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

Consumer Protection Laws

The Banks are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act, and state law counterparts.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Legislative and Regulatory Changes

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”), which mandated a variety of reforms intended to address corporate and accounting fraud. The Sarbanes Act also provided for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”) reporting companies. The Sarbanes Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit and in addition, certain audit partners must be rotated periodically. The Sarbanes Act requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes Act, counsel will be required to report specific violations. Directors and executive officers must report most changes in their ownership of a company’s securities and executives will have restrictions on trading, and loans. The Sarbanes Act also increases the oversight and authority of audit committees of publicly traded companies. Although ABC has incurred and will continue to incur additional expense in complying with the provisions of the Sarbanes Act and the related rules, management does not expect that such compliance will have a material impact on ABC’s financial condition or results of operation.

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

Title 6 of the GLB Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 (called the “FHLB Modernization Act”), amended the Federal Home Loan Bank Act to allow voluntary membership and modernized the capital structure and governance of the FHLBs. The capital structure established under the FHLB Modernization Act sets forth leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in the stock of the FHLBs of all member entities. Capital includes retained earnings and two forms of stock: Class A stock redeemable within six months written notice and Class B stock redeemable within five years written notice. The FHLB Modernization Act also reduced the period of time in which a member exiting the FHLB system must stay out of the system.

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

One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Federal Reserve, the OCC and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties. Other laws such as the Sarbanes Act have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the Georgia Department of Banking and Finance, the Alabama State Banking Department and the Florida Office of Financial Regulation possess broad enforcement powers to address violations of their banking laws by banks chartered in their respective states.

Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the business and earnings of ABC and our Banks cannot be predicted.

ITEM 2. PROPERTIES

Our principal properties consist of the properties of our Banks. For a description of our properties, see “Item 1 – Business – Properties.”

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ABC’s common stock, $1.00 par value per share (the “Common Stock”), is listed on the Nasdaq National Market System (or “Nasdaq-NMS”) under the symbol “ABCB”. The following table sets forth: (i) the high and low bid prices for the Common Stock as quoted on Nasdaq-NMS during 2004 and 2003; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Period	Bid Prices		Cash Dividends Declared
2004	High	Low
First quarter	$16.50	$13.22	$.12
Second quarter	17.30	14.05	.12
Third quarter	16.88	14.67	.12
Fourth quarter	18.61	15.89	.12

Calendar Period	Bid Prices		Cash Dividends Declared
2003	High	Low
First quarter	$12.15	$10.81	$.10
Second quarter	12.48	16.26	.10
Third quarter	14.71	11.96	.12
Fourth quarter	14.71	12.71	.12

As of March 1, 2005, there were approximately 2,000 holders of record of the Common Stock, excluding individuals in security position listings.

ABC paid annual dividends on its Common Stock of $.47 and $.43 per share for fiscal years 2004 and 2003, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for ABC. The data set forth below is derived from the audited consolidated financial statements of ABC. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands, Except Per Share Data)
Selected Balance Sheet Data:
Total assets	$1,267,993	$1,169,111	$1,193,406	$1,177,953	$826,197
Total loans	877,074	840,539	833,447	805,076	587,381
Total deposits	986,224	906,524	916,047	931,156	679,885
Investment securities	221,741	196,289	184,081	156,835	162,105
Shareholders’ equity	120,939	113,613	107,484	104,148	80,656

Selected Income Statement Data:
Interest income	$64,365	$64,479	$71,347	$72,913	$68,976
Interest expense	19,375	22,141	28,240	34,928	30,805

Net interest income	44,990	42,338	43,107	37,985	38,171

Provision for loan losses	1,786	3,945	5,574	4,566	1,712
Other income	13,023	14,718	15,706	11,749	8,215
Other expenses	36,505	35,147	37,807	30,843	30,233

Income before tax	19,722	17,964	15,432	14,325	14,441
Income tax expense	6,621	5,954	5,077	4,692	4,343

Net income	$13,101	$12,010	$10,355	$9,633	$10,098

Per Share Data:
Net income - basic	$1.12	$1.03	$0.87	$0.87	$0.99
Net income - diluted	1.11	1.02	0.87	0.87	0.99
Book value	10.28	9.68	9.17	8.68	8.05
Tangible book value	7.84	7.76	7.16	6.57	7.37
Dividends	0.47	0.43	0.40	0.40	0.38

Profitability Ratios:
Net income to average total assets	1.12%	1.04%	0.90%	1.00%	1.27%
Net income to average stockholders’ equity	11.19	10.85	9.81	10.30	13.19
Net interest margin	4.15	3.96	4.07	4.27	5.14
Efficiency ratio	62.93	61.60	64.28	62.02	65.18

ITEM 6. SELECTED FINANCIAL DATA (Continued)

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands, Except Per Share Data)
Loan Quality Ratios:
Net charge-offs to total loans	0.22%	0.46%	0.68%	0.54%	0.30%
Reserve for loan losses to total loans and OREO	1.77	1.78	1.78	1.85	1.67
Nonperforming assets to total loans and OREO	0.70	0.95	1.11	1.67	0.95
Reserve for loan losses to nonperforming loans	274.70	231.20	196.64	124.97	202.18
Reserve for loan losses to total nonperforming assets	253.32	187.58	160.74	111.00	175.38

Liquidity Ratios:
Loans to total deposits	88.93%	92.72%	90.98%	86.46%	86.39%
Loans to average earnings assets	80.91	78.63	78.76	90.56	79.05
Noninterest-bearing deposits to total deposits	15.22	15.63	14.38	13.48	13.96

Capital Adequacy Ratios:
Common stockholders’ equity to total assets	9.54%	9.72%	9.01%	8.84%	9.76%
Average total stockholders’ equity to average total assets	9.98	9.56	9.17	9.74	9.59
Dividend payout ratio	41.96	41.75	45.98	45.98	38.38

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

ABC’s 2004 Annual Report contains forward-looking statements in addition to historical information. ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, ABC is required to note the variety of factors that could cause ABC’s actual results and experience to differ materially from the anticipated results or other expectations expressed in ABC’s forward-looking statements. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in ABC’s markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by ABC, state and federal banking regulations; changes in or application of environmental and other laws and regulations to which ABC is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in ABC’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K. The words “believe”, “expect”, “anticipate”, “project” and similar expressions signify such forward-looking statements.

Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of ABC. Any such statement speaks only as of the date the statement was made. ABC undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in ABC’s current and subsequent filings with the Securities and Exchange Commission.

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

The accounting for impaired loans described above applies to all loans, except for large pools of smaller-balance, homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value and debt securities. The allowance for loan losses for large pools of smaller-balance, homogeneous loans is established through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral, loan concentrations, historical charge-off trends and economic conditions that may affect the borrowers’ ability to pay.

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The national economy showed signs of rebounding during the third and fourth quarters of 2004. If the economy’s momentum continues, certain factors could evolve which would positively impact our net interest margin. An increase in interest rates by the Federal Reserve would favorably impact our net interest margin. An improving economy could result in the expansion of businesses and creation of jobs which would positively affect ABC’s loan growth and improve our gross revenue stream. Conversely, certain factors could result from an expanding economy which could increase our credit costs and adversely impact our net earnings. A significant rapid rise in interest rates could create higher borrowing costs and shrinking corporate profits which could have a material impact on borrowers’ ability to pay. We will continue to concentrate on maintaining a high quality loan portfolio through strict administration of our loan policy. .

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2004, we had 11 individual credit relationships that exceeded $5 million with none exceeding $11 million.

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

Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 12 to the Notes to Consolidated Financial Statements for additional details.

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

We have recorded on our consolidated balance sheet net deferred tax assets of $4,657,000, which includes amounts relating to loss carryforwards. We believe there will be sufficient taxable income in the future to allow us to utilize these loss carryforwards in the tax jurisdictions where they exist.

Long-Lived Assets, Including Intangibles

We evaluate long-lived assets, such as property and equipment, specifically identifiable intangibles and goodwill, when events or changes in circumstances indicate that the carrying value of such assets might not be recoverable. Factors that could trigger impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets and significant negative industry or economic trends.

The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value.

In determining the existence of impairment factors, our assessment is based on market conditions, operational performance and legal factors of ABC and the Banks. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles and other long-lived assets are subject to judgments and estimates that management is required to make. Future events could cause us to conclude that impairment indicators exist and that our goodwill, intangibles and other long-lived assets might be impaired.

Performance Overview

We reported net income of $13.1 million, or $1.11 per diluted common share, in 2004, compared to $12.0 million, or $1.02 per diluted common share, in 2003 and $10.4 million, or $0.87 per diluted common share, in 2002. The return on average assets was 1.12% in 2004 compared to 1.04% in 2003 and .90% in 2002. The return on average common stockholders’ equity was 11.19% in 2004 compared to 10.85% in 2003 and 9.81% in 2002. In accordance with accounting rules promulgated by the Financial Accounting Standards Board (“FASB”), no amount of goodwill was expensed in 2004, 2003 or 2002, except for the impairment charge of $9,000 in 2003.

During 2004, we continued to focus on three goals pursued in 2003: preserving asset quality, minimizing shrinkage of our net interest margin and controlling noninterest expenses. As a result of our focus on asset quality, nonperforming assets decreased 23% during 2004 and 13% during 2003; our charge-off ratio was 24 basis points lower in 2004 compared to 2003 and 22 basis points lower in 2003 compared to the previous year; and the ratio of our allowance for loan losses to nonperforming assets increased 35% during 2004 compared to 17% during 2003. Due to the improvement of asset quality, we reduced our provision for loan losses $2.1 million to $1.8 million in 2004 compared to a reduction of $1.7 million to $3.9 million in 2003.

Due to a continuing low interest rate environment during 2004, our net interest income actually increased $2.7 million, or 6.38%, to $45.0 million in 2004 compared to $42.3 million in 2003 due to the fact that ABC was able to reduce its cost of funds by $2.7 million while maintaining its interest income at virtually the same level in both 2004 and 2003. As in 2003, we avoided paying excessive interest rates on non-core deposits and relied on lower cost alternative funding. This strategy did not result in a shrinkage of average deposits in 2004. Average interest-bearing deposits remained at the same level in 2004 and 2003 while average noninterest-bearing deposits increased $8.5 million in 2004 compared with 2003. Approximately $.5 million of this increase was attributable to the acquisition of Citizens Bank – Wakulla in November 2004.

We continued our goal of controlling noninterest expenses. In pursuit of this goal, we held our increase in noninterest expense to 3.86% in 2004 over the amount for 2003. Salaries and employee benefits were held to an increase of 3.48% (excluding amounts allocated to loan costs) in 2004 over 2003. All other noninterest expenses increased by only 2.06% in 2004 over 2003.

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

Earnings Summary

We reported earnings of $13.1 million for 2004 representing an increase of $1.1 million, or 9.17%, compared to earnings of $12.0 million for 2003. Diluted earnings per common share were $1.11 in 2004 compared to $1.02 in 2003 and $0.87 in 2002.

As required by FASB, we discontinued the amortization of goodwill in 2002. We periodically test goodwill to determine whether the carrying value of our goodwill is impaired. We continue to amortize core deposit premiums and other identifiable intangibles as a noncash charge that increases our operating expenses. Intangible asset amortization included as an operating expense amounted to $.8 million, $1.0 million and $1.8 million in 2004, 2003 and 2002, respectively.

Net interest income, on a taxable-equivalent basis, increased 6.37% in 2004 to $45.1 million from $42.4 million in 2003. Net interest income decreased 1.85% in 2003 to $42.4 million from $43.2 million in 2002. The significant increase in net interest income in 2004 is attributable to lower cost of funds. Cost of funds decreased 12.22% to $19.4 in 2004 from $22.1 in 2003. The net interest margin increased 21 basis points to 4.18% in 2004 from 3.97% in 2003. The net interest margin decreased 11 basis points to 3.97% from 4.08% in 2002. During 2003 and 2002, the decrease in general interest rates as a result of action undertaken by the Federal Reserve resulted in net interest margin compression for those years. During 2004, the Federal Reserve raised interest rates six times for a total increase of 1.5% in the discount rate. We expect that gradual increases in the discount rate in 2005 will favorably impact our earnings.

Our provision for loan losses totaled $1.8 million in 2004, $3.9 million in 2003 and $5.6 million in 2002. The allowance for loan losses represented 1.77% of total loans outstanding at December 31, 2004 and 1.78% of total loans outstanding at both December 31, 2003 and December 31, 2002. The allowance for loan losses is discussed in more detail under “Summary of Loan Loss Experience.”

Noninterest income decreased 11.56% to $13.0 million in 2004 compared to $14.7 million in 2003. Noninterest income decreased 6.37% in 2003 to $14.7 million from $15.7 million in 2002. The decrease in noninterest income in 2004 is attributable to a decrease in income of $.6 million related to credit card receivables, a decrease of $.2 million in mortgage origination fees and a decrease of $.6 million in service charges, commissions and fees. The decrease in noninterest income in 2003 is attributable to securities transactions. In 2002, we recorded gains on sales of securities in the amount of $1.6 million; whereas in 2003, we recorded losses on sales of securities in the amount of $5,000. We recorded an increase of $.2 million in mortgage origination fees in 2003 from the amount recorded in 2002. We also recorded in 2003 approximately $.6 million representing gains on the sale of bank property and the reversal of contingent liabilities recorded in connection with the sale of our credit card portfolio in 2002.

Noninterest expense increased $1.4 million to $36.5 million in 2004 from $35.1 million in 2003. Salaries and employee benefits increased $1.3 million and all other expenses increased a net of $.1 million. Noninterest expense decreased $2.7 million to $35.1 in 2003 from $37.8 in 2002. Salaries and wages increased $1.4 million; equipment and occupancy expense decreased $.3 million; all other expenses decreased a net of $3.8 million.

Net Interest Income

A portion of interest income is earned on tax-exempt investments such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yields on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable-equivalent basis assuming a 34% federal income tax rate.

Net interest income totaled $45.1 million in 2004 representing an increase of $2.7 million compared to net interest income of $42.4 million in 2003. Net interest income decreased $.8 million or 1.85% in 2003 compared to 2002. The increase in net interest income in 2004 was attributable to a decrease in cost of funds. The decrease in net interest income in 2003 was attributable to a decrease in general interest rates as a result of action undertaken by the Federal Reserve. In 2004, the net interest spread increased 24 basis points resulting in a net interest margin increase of 21 basis points. In 2003, the net interest spread decreased 6 basis points resulting in a decrease in the net interest margin of 11 basis points. Net interest income in 2004 reflected a decrease in the average yield on earning assets of 7 basis points, while the average cost of interest-bearing liabilities decreased 31 basis points. In 2003, net interest income reflected a decrease in the average yield on earning assets of 70 basis points, while the average cost of interest-bearing liabilities decreased 64 basis points. Over the past three years, the net interest margin has been impacted by changes in interest rates precipitated by actions of the Federal Reserve. Beginning in July 2004, the Federal Reserve gradually increased the federal funds rate by 25 basis points for 6 rate increases, resulting in a total increase of 150 basis points (1.5%) during 2004.

The yield on loans decreased 25 basis points in 2004, 62 basis points in 2003 and 141 basis points in 2002 due to the fact that a significant portion of our loan portfolio repriced as interest rates decreased through 2003 and 2002. The cost of interest-bearing liabilities decreased 31 basis points in 2004, 64 basis points in 2003 and 152 basis points in 2002 as deposits repriced when interest rates declined. Average borrowings increased $2.9 million in 2004, $4.3 million in 2003 and $35.4 million in 2002 as an alternative funding source when loan growth exceeded deposit growth. The average rate paid on borrowings in 2004 and 2003 was 3.93%. The average rate paid on borrowings in 2002 was 4.06%. The effects of changes in rates and average volumes are set forth in the table titled “Rate/Volume Analysis.”

Average earning assets increased $10.2 million or, .96%, to $1,077.6 million in 2004 compared to $1,067.4 million in 2003. In 2003, average earning assets increased $9.2 million, or .87%, to $1,067.4 million in 2003 compared to $1,058.2 million in 2002. Average loans increased $13.3 million, or 1.58%, to $855.2 million in 2004 compared to average loans of $841.9 million in 2003. Average loans increased $14.0 million, or 1.69%, to $841.9 million in 2003 compared to $827.9 million in 2002. The average balance of our securities portfolio increased $7.6 million, or 4.14%, during 2004 and $14.3 million, or 8.44%, during 2003. Average investment securities represented 16.25% of total average assets in 2004 and 15.81% of total average assets in 2003. All of our investment securities are classified as available for sale. Average earning assets as a percentage of total average assets was 91.85% in 2004 compared to 92.20% in 2003 and 91.91% in 2002.

Average interest-bearing liabilities increased $2.5 million, or .27%, in 2004 compared to a decrease of $8.3 million, or .90%, in 2003 and an increase of $159.2 million, or 20.91% in 2002. Average interest-bearing deposits decreased $.3 million, or .04%, in 2004 compared to a decrease of $12.6 million, or 1.62%, in 2003 and an increase of $94.4 million, or 13.83%, in 2002. The decrease in average interest-bearing deposits in 2004 and 2003 resulted from management’s decision to avoid paying relatively high interest rates on non-core deposits. The increase in average interest-bearing deposits in 2002 was attributable to the purchase acquisitions consummated in 2001. Approximately 15% of total average deposits were noninterest-bearing in 2004 compared to 14% in 2003 and 13% in 2002.

Average short-term borrowings do not represent a material source of funds and the average amounts outstanding during the last three years have remained fairly constant. Other borrowings represent primarily advances by the Federal Home Loan Bank. Average other borrowings increased $4.2 million, or 3.90%, to $111.0 million in 2004 compared to $106.8 million in 2003. Average other borrowings increased $3.1 million, or 2.99% to $106.8 million in 2003 compared to $103.7 in 2002. During 2002, average other borrowings increased $34.5 million, or 49.86%, to $103.7 million compared to average borrowings of $69.2 million in 2001. The increase in average other borrowings during the past three years is attributable to greater utilization of Federal Home Loan advances to fund loan growth. In late 2001, we issued trust preferred securities in the amount of $35.6 million which have been included in interest-bearing liabilities and have remained unchanged since issue.

Noninterest Income

Noninterest income totaled $13.0 million in 2004 compared to $14.7 million in 2003 and $15.7 million in 2002. The decrease of $1.7 million in 2004 resulted from a decrease of $.7 million in service charges and other fees and commissions, a decrease or $.2 million in mortgage origination fees and a decrease in credit card income. ABC sold its credit card portfolio in 2002 and final income from credit cards was recorded during 2003. The decrease of $1.0 million in 2003 resulted from a decrease of $1.6 million in gains on sale of investments securities offset by an increase of $.4 million in service charges on deposit accounts, mortgage origination fees and other service charges and fees. Other net noninterest income increased $.2 million in 2003 attributable primarily to nonrecurring transactions related to sale of branch real estate and the reversal of contingent liabilities recorded in connection with the sale of our credit card portfolio in 2002.

Following is a comparison of noninterest income for 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Service charges on deposit accounts	$10,210	$10,638	$10,550
Mortgage origination fees	1,427	1,637	1,365
Other service charges, commissions and fees	737	917	806
Gain (loss) on sale of securities	—	(5)	1,643
Other income	649	1,531	1,342

	$13,023	$14,718	$15,706

Noninterest Expense

In compliance with the requirements of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, we allocated $2.9 million of salaries to loan costs in 2004, $3.4 million in 2003 and $3.1 million in 2002. After adjusting salaries and benefits for amounts allocated to loan costs, total salaries and benefits increased $.8 million, or 3.48%, to $23.8 million in 2004 compared to $23.0 million in 2003. In 2003, salaries and employee benefits, after adjustment, increased $1.7 million, or 7.98%, to $23.0 million in 2003 compared to $21.3 million in 2002. Total full-time equivalent employees were approximately 550 for 2004 and approximately 500 for 2003 and 2002.

Equipment and occupancy expense remained stable at $4.8 million in 2004 compared to 2003. Equipment and occupancy expense decreased $.3 million to $4.7 million in 2003 from $5.0 million in 2002.

The decrease of $.2 million in amortization of intangible assets in 2004, compared to a decrease of $.8 million in amortization of intangible assets in 2003 relative to 2002, resulted from a reduction in amortization of core deposit premiums paid on prior acquisitions.

Data processing fees increased only $.1 million in 2004 and remained constant in 2003 and 2002. The increase in fees in 2004 was attributable to increased volume of transactions processed.

All other noninterest expense increased $.2 million to $8.4 million in 2004 compared to $8.2 in 2003. The increase in other noninterest expense is attributable primarily to increases in legal, accounting and consulting fees resulting from new rules and regulations established by regulatory authorities, executive search fees and merger and acquisition expenses. All other noninterest expense decreased $3.1 million to $8.2 million in 2003 from $11.3 million in 2002. The decrease was attributed to management’s focus on controlling operating expenses in 2003. Significant reductions included decreases in conversion fees of $.7 million, accounting and auditing fees of $.3 million, OREO losses and other losses of $.2 million and postage, stationary and supplies of $.3 million.

Following is a comparison of noninterest expense for 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Salaries and employee benefits	$20,893	$19,599	$18,192
Equipment and occupancy	4,770	4,725	5,039
Amortization of intangible assets	789	1,032	1,765
Data processing fees	1,680	1,587	1,546
Other expense	8,373	8,204	11,265

	$36,505	$35,147	$37,807

Income Taxes

Income taxes totaled $6.6 million in 2004, $6.0 million in 2003 and $5.1 million in 2002. The effective tax rate was 33% for each of the years ended December 31, 2004, 2003 and 2002.

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

The liquidity and capital resources of ABC and our Banks are monitored on a periodic basis by state and federal regulatory authorities. At December 31, 2004, the Banks’ short-term investments were adequate to cover any reasonable anticipated immediate need for funds. During 2004, we increased our capital by retaining net earnings of $7,623,000 after payment of dividends. After recording a decrease in capital of $752,000 for unrealized losses on securities available for sale, net of taxes, an increase of $496,000 for restricted stock transactions, an increase of $320,000 for the exercise of stock options and a decrease of $361,000 for the repurchase of treasury shares, total capital increased $7,326,000 during 2004. At December 31, 2004, total capital of ABC equaled $120,939,000. We are aware of no events or trends likely to result in a material change in our liquidity.

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$5,235	1.28%	$6,547	1.04%	$5,363	2.20%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$14,205		$13,978		$15,978

The following table sets forth certain information about contractual cash obligations as of December 31, 2004.

	Total	Payments Due After December 31, 2004
		1 Year Or Less	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$7,530	$7,530	$—	$—	$—
Time certificates of deposit	436,437	372,787	59,132	4,424	94
Long-term debt	219	219	—	—	—
Federal Home Loan Bank advances	110,147	15,022	3,022	—	92,103
Subordinated deferrable interest debentures	35,567	—	35,567	—	—

Total contractual cash obligations	$589,900	$395,558	$97,721	$4,424	$92,197

Our operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2004, we had $388,000 in binding commitments for capital expenditures.

In accordance with risk capital guidelines issued by the Federal Reserve, we are required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, all member banks must maintain “core” or “Tier 1” capital of at least 4% of total assets (“leverage ratio”). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality and well managed on- and off-balance sheet activities, and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

The following table summarizes the regulatory capital levels of ABC at December 31, 2004.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Leverage capital	$123,293	10.43%	$47,284	4.00%	$76,009	6.43%
Risk-based capital:
Core capital	123,293	13.30	37,074	4.00	86,219	9.30
Total capital	138,603	14.95	74,148	8.00	64,455	6.95

Each Bank also met its individual regulatory capital requirements at December 31, 2004.

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

Following is a summary of the commitments outstanding at December 31, 2004 and 2003.

	December 31,
	2004	2003
	(Dollars in Thousands)
Commitments to extend credit	$114,942	$104,573
Financial standby letters of credit	3,172	2,536

	$118,114	$107,109

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

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned interest	$855,205	$56,433	6.60%	$841,857	$57,707	6.85%	$827,939	$61,864	7.47%
Investment securities:
Taxable	186,989	7,216	3.86	179,925	6,079	3.38	164,899	8,275	5.02
Nontaxable	3,654	256	7.01	3,133	236	7.53	3,908	283	7.24
Interest-bearing deposits in banks	31,471	542	1.72	42,482	537	1.26	61,440	1,020	1.66
Federal funds sold	311	5	1.61	—	—	—	35	1	2.86

Total interest-earning assets	1,077,630	64,452	5.98	1,067,397	64,559	6.05	1,058,221	71,443	6.75

Noninterest-earning assets:
Cash	37,303			37,387			35,485
Allowance for loan losses	(15,394)			(15,867)			(14,607)
Unrealized gain on available for sale securities	257			1,524			2,129
Other assets	73,416			67,261			70,105

Total noninterest- earning assets	95,582			90,305			93,112

Total assets	$1,173,212			$1,157,702			$1,151,333

Average Balances and Net Income Analysis (Continued)

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$357,893	$2,604	0.73%	$324,819	$2,691	0.83%	$306,897	$4,261	1.39%
Time deposits	406,467	8,702	2.14	439,873	11,492	2.61	470,415	16,025	3.41
Other short-term borrowings	5,235	67	1.28	6,547	68	1.04	5,363	118	2.20
Other borrowings	110,977	4,496	4.05	106,809	4,392	4.11	103,698	4,314	4.16
Trust preferred securities	35,567	3,506	9.86	35,567	3,498	9.83	35,567	3,522	9.90

Total interest-bearing liabilities	916,139	19,375	2.11	913,615	22,141	2.42	921,490	28,240	3.06

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	133,546			124,972			116,447
Other liabilities	6,463			8,421			7,377
Stockholders’ equity	117,064			110,694			105,569

Total noninterest-bearing liabilities and stockholders’ equity	257,073			244,087			229,393

Total liabilities and stockholders’ equity	$1,173,212			$1,157,702			$1,151,333

Interest rate spread			3.87%			3.63%			3.69%

Net interest income		$45,077			$42,418			$43,203

Net interest margin			4.18%			3.97%			4.08%

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

	Year Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease)	Changes Due To		Increase (Decrease)	Changes Due To
		Rate	Volume		Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$(1,274)	$(2,189)	$915	$(4,157)	$(5,197)	$1,040
Interest on securities:
Taxable	1,137	898	239	(2,196)	(2,950)	754
Tax exempt	20	(19)	39	(47)	9	(56)
Interest-bearing deposits in banks	5	144	(139)	(483)	(168)	(315)
Interest on federal funds	5	—	5	(1)	—	(1)

Total interest income	(107)	(1,166)	1,059	(6,884)	(8,306)	1,422

Expense from interest-bearing liabilities:
Interest on savings and interest- bearing demand deposits	(87)	(361)	274	(1,570)	(1,819)	249
Interest on time deposits	(2,790)	(1,917)	(873)	(4,533)	(3,493)	(1,040)
Interest on short-term borrowings	(1)	13	(14)	(50)	(76)	26
Interest on other borrowings	104	(67)	171	78	(51)	129
Interest on trust preferred securities	8	8	—	(24)	(24)	—

Total interest expense	(2,766)	(2,324)	(442)	(6,099)	(5,463)	(636)

Net interest income	$2,659	$1,158	$1,501	$(785)	$(2,843)	$2,058

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

As part of our interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are “interest rate sensitive” and monitors its interest rate-sensitivity “gap”. An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2004
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Earning assets:
Interest-bearing deposits in banks	$57,331	$—	$—	$—	$57,331
Federal funds sold	12,285	—	—	—	12,285
Restricted stock	7,793	—	—	—	7,793
Investment securities	7,360	16,184	165,355	25,049	213,948
Loans	365,352	220,910	282,368	8,444	877,074

	450,121	237,094	447,723	33,493	1,168,431

Interest-bearing liabilities:
Interest-bearing demand deposits (1)	—	104,225	221,275	—	325,500
Savings (1)	—	26,066	48,131	—	74,197
Certificates less than $100,000	83,575	129,352	42,629	94	255,650
Certificates, $100,000 and over	47,718	112,142	20,927	—	180,787
Other short-term borrowings	7,530	—	—	—	7,530
Other borrowings	15,219	22	3,022	92,103	110,366
Trust preferred securities	—	—	—	35,567	35,567

	154,042	371,807	335,984	127,764	989,597

Interest rate sensitivity gap	$296,079	$(134,713)	$111,739	$(94,271)	$178,834

Cumulative interest rate sensitivity gap	$296,079	$161,366	$273,105	$178,834

Interest rate sensitivity gap ratio	2.92	0.64	1.33	0.26

Cumulative interest rate sensitivity gap ratio	2.92	1.31	1.32	1.18

(1)	We have found that NOW and money-market checking deposits and savings deposits reprice between three months and one year or between one to five years depending on the competition in the market areas where the deposits are located. Therefore, we have placed portions of these deposits in the three months to one year horizon and the one to five years horizon based on estimated amounts repricing in each horizon.

INVESTMENT PORTFOLIO

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See “Asset/Liability Management.” Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets. In particular, approximately 67% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 11% of the investment portfolio matures or reprices within one year or less.

Securities

Following is a summary of the carrying value of investments, including restricted equity securities, as of the end of each reported period:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
U. S. Government and agency securities	$78,227	$79,545	$73,773
State and municipal securities	4,212	3,733	3,529
Corporate debt securities	18,131	23,468	22,867
Mortgage-backed securities	112,640	83,108	77,314
Marketable equity securities	738	741	820
Restricted equity securities	7,793	5,694	5,778

	$221,741	$196,289	$184,081

Maturities

The amounts of securities available for sale in each category as of December 31, 2004 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

	U. S. Treasury and Other U. S. Government Agencies and Corporations		State and Political Subdivisions
	Amount	Yield (1)	Amount	Yield (1) (2)
	(Dollars in Thousands)
Maturity:
One year or less	$23,160	3.78%	$384	6.06%
After one year through five years	163,491	3.70	1,864	5.93
After five years through ten years	13,514	4.98	1,964	5.81
After ten years	9,571	6.70	—	—

	$209,736	3.92%	$4,212	5.89%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.
(2)	Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 34%.

LOAN PORTFOLIO

Types of Loans

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 56% of our loan portfolio as of December 31, 2004. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Commercial and financial	$136,229	$157,594	$172,429	$152,097	$109,647
Agricultural	28,198	22,051	34,007	39,878	34,840
Real estate - construction	94,043	60,978	23,020	24,650	14,046
Real estate - mortgage, farmland	64,245	65,433	63,093	63,533	57,253
Real estate - mortgage, commercial	253,001	250,247	243,037	225,470	160,456
Real estate - mortgage, residential	235,431	209,172	209,485	202,447	128,614
Consumer installment loans	60,884	68,230	78,535	91,557	76,076
Other	5,043	6,834	9,841	5,444	6,449

	877,074	840,539	833,447	805,076	587,381
Less reserve for possible loan losses	15,493	14,963	14,868	14,944	9,832

Loans, net	$861,581	$825,576	$818,579	$790,132	$577,549

Maturities and Sensitivity to Changes in Interest Rates

Total loans as of December 31, 2004 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Maturity or Repricing Within:
One year or less	$586,262
After one year through five years	282,368
After five years	8,444

$877,074

The following table summarizes loans at December 31, 2004 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$282,770
Floating or adjustable interest rates	8,042

$290,812

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

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$5,640	$6,472	$7,561	$11,958	$4,863
Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	44	25	171	691	81
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—	—	—	—

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

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $1.8 million in 2004, $3.9 million in 2003 and $5.6 million in 2002. The decrease in the provision for loan losses in 2004 and 2003 resulted from a decrease in net charge-offs in 2004 and 2003 as compared to 2002 and an overall improvement in the quality of the loan portfolio during both years.

Our allowance for loan losses was $15.5 million at December 31, 2004, representing 1.77% of year end total loans outstanding, compared to $15.0 million at December 31, 2003, representing 1.78% of year end total loans outstanding. Management considers the allowance for loan losses adequate to cover potential loan losses.

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

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)
Commercial, financial, industrial and agricultural	$6,876	19%	$6,289	21%	$5,892	25%	$6,009	24%	$2,981	25%
Real estate	2,036	74	2,431	70	2,651	65	2,825	64	2,925	61
Consumer	3,792	7	3,550	9	3,649	10	3,420	12	2,156	14
Unallocated	2,789	—	2,693	—	2,676	—	2,690	—	1,770	—

	$15,493	100%	$14,963	100%	$14,868	100%	$14,944	100%	$9,832	100%

The following table presents an analysis of our loan loss experience for the periods indicated:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Average amount of loans outstanding	$855,205	$841,857	$827,939	$698,292	$570,526

Balance of reserve for possible loan losses at beginning of period	$14,963	$14,868	$14,944	$9,832	$9,895

Charge-offs:
Commercial, financial and agricultural	(1,639)	(3,114)	(2,576)	(3,534)	(1,077)
Real estate	(382)	(781)	(2,491)	(626)	(249)
Consumer	(1,555)	(1,443)	(2,092)	(1,328)	(1,268)
Recoveries:
Commercial, financial and agricultural	464	963	502	203	302
Real estate	483	46	492	546	146
Consumer	718	479	515	361	371

Net charge-offs	(1,911)	(3,850)	(5,650)	(4,378)	(1,775)

Additions to reserve charged to operating expenses	1,786	3,945	5,574	4,566	1,712

Allowance for loan losses of acquired subsidiary	655	—	—	4,924	—

Balance of reserve for possible loan losses at end of period	$15,493	$14,963	$14,868	$14,944	$9,832

Ratio of net loan charge-offs to average loans	0.22%	0.46%	0.68%	0.63%	0.31%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	Year Ended December 31,
	2004		2003
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$133,546	—%	$124,972	—%
Interest-bearing demand and savings deposits	357,893	0.73	324,819	0.83
Time deposits	406,467	2.14	439,873	2.61

Total deposits	$897,906		$889,664

We have a large, stable base of time deposits with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

(Dollars in Thousands)
Three months or less	$47,718
Over three through twelve months	112,142
Over twelve months	20,927

Total	$180,787

RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

The following rate of return information for the periods indicated is presented below.

	Year Ended December 31,
	2004	2003	2002
Return on assets (1)	1.12%	1.04%	0.90%
Return on equity (2)	11.19	10.85	9.81
Dividends payout ratio (3)	41.96	41.75	45.98
Equity to assets ratio (4)	9.98	9.56	9.17

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed only to U. S. Dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities, which are commonly, pass-through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. Our policy is to maintain a gap ratio in the one-year time horizon of .80 to 1.20. As indicated by the gap analysis included in this annual report, we are somewhat asset sensitive in relation to changes in market interest rates. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment. See “Asset/Liability Management.”

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis points increase or 200 basis points decrease in market rates on net interest income and is monitored on a quarterly basis. Our most recent simulation model projects net interest income would increase 11.82% if rates rise 200 basis points gradually over the next year. On the other hand, the model projects net interest income to decrease 15.69% if rates decline 200 basis points over the next year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ABC and its subsidiaries are included on pages F-1 through F-37 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income - Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data pursuant to Item 302 of Regulation S-K is provided below:

SELECTED QUARTERLY FINANCIAL DATA

	Quarters Ended December 31, 2004
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$17,060	$16,196	$15,446	$15,663
Net interest income	11,945	11,296	10,788	10,961
Net income	3,788	3,085	3,042	3,186

Per Share Data:
Net income - basic	.32	.27	.26	.27
Net income - diluted	.32	.26	.26	.27
Dividends	.12	.12	.12	.12

	Quarters Ended December 31, 2003
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$15,695	$15,959	$16,292	$16,533
Net interest income	10,790	10,699	10,452	10,397
Net income	3,587	2,844	2,810	2,769

Per Share Data:
Net income - basic	.32	.24	.24	.23
Net income - diluted	.31	.24	.24	.23
Dividends	.12	.12	.10	.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2004 and 2003, ABC did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

ABC’s Chief Executive Officer and Chief Financial Officer have evaluated ABC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, ABC’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to ABC and its consolidated subsidiaries required to be included in ABC’s periodic filings under the Exchange Act. During the quarter ended December 31, 2004, there was not any change in ABC’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, ABC’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of ABC Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2004.

Mauldin & Jenkins, Certified Public Accountants, LLC (“Mauldin & Jenkins”), ABC’s independent auditors, has issued an attestation report on management’s assessment of ABC’s internal control over financial reporting. That report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors

ABC Bancorp

Moultrie, Georgia

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”, that ABC Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. ABC Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ABC Bancorp and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ABC Bancorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial position of ABC Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, and our report dated January 27, 2005, except for Note 20 as to which the date is February 15, 2005, expressed an unqualified opinion.

/s/    Mauldin & Jenkins, LLC

Albany, Georgia

January 27, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Nominees for Director

Information with respect to ABC’s directors and nominees for director is set forth in ABC’s Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Proposal I: Election of Directors” and is incorporated herein by reference.

Executive Officers

The following table sets forth certain information with respect to the executive officers of ABC as of March 10, 2005.

Name, Age and Term as Officer	Position with ABC	Principal Occupation for the Last Five Years and Other Directorships
Edwin W. Hortman, Jr.; 51 Officer since 2002	President, Chief Executive Officer and Director	President and Chief Executive Officer since January 1, 2005. Director since November 2003. President and Chief Operating Officer from November 2003 through December 2004. Executive Vice President from August 2002 through November 2003 and Regional Bank Executive for Northern Division from August 2002 to April 2004. President, Chief Executive Officer and director of Citizens Security Bank from April 1998 to November 2003. Director of each subsidiary bank in the Northern Division from September 2002 to April 2004.

Dennis J. Zember, Jr.; 35 Officer since 2005	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer of ABC since February 14, 2005. Senior Vice President and Treasurer of Flag Financial Corporation and Senior Vice President and Chief Financial Officer of Flag Bank from January 2002 to February 2005. Vice President and Treasurer of Century South Banks, Inc. from August 1997 to December 2001.

Jon S. Edwards; 43 Officer since 1999	Executive Vice President and South Regional Executive	Executive Vice President and Regional Bank Executive for Southern Division since August 2002. Director of Credit Administration from March 1999 to July 2003. Senior Vice President from March 1999 to August 2002. Director of each subsidiary bank in the Southern Division since September 2002.

Thomas T. Dampier; 54 Officer since 2004	Executive Vice President and North Regional Executive	Executive Vice President and North Regional Executive since April 2004. Director of each subsidiary bank in the Northern Division since April 2004. President and Chief Executive Officer of Colony Bank from 1994 through March 2004.

Cindi Lewis; 51 Officer since 1987	Executive Vice President, Director of Human Resources and Corporate Secretary	Executive Vice President since May 2002 and Director of Human Resources and Corporate Secretary since May 2000. Senior Vice President from May 2000 to May 2002 and Vice President of Operations, Client Services and Assistant Corporate Secretary from April 1993 to May 2000.

Officers serve at the discretion of the Board of Directors.

The information set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics

ABC has adopted a code of ethics that is applicable to its Chief Executive Officer and all senior financial officers, including its Chief Financial Officer and principal accounting officer. ABC shall provide to any person without charge, upon request, a copy of its code of ethics. Such requests should be directed to the Corporate Secretary of ABC Bancorp at 24 2nd Avenue, S.E., Moultrie, Georgia 31768.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Executive Compensation – Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to ABC by Mauldin & Jenkins, ABC’s independent accountants, for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit fees	$253,825	$227,500
Audit related fees	65,650	42,500
Tax fees	69,350	61,500
All other fees	—	—

Total fees	$388,825	$331,500

Audit Fees

Consists of fees billed for professional services rendered for the audit of ABC’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Mauldin & Jenkins in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of ABC’s consolidated financial statements and are not reported under “Audit Fees.” These services include due diligence services related to contemplated mergers and acquisitions, employee benefit plan audits, accounting consultations and Federal Home Loan Bank collateral verification procedures.

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and assistance with tax notices.

All Other Fees

Consists of fees for products and services other than the services reported above. There were no fees paid to Mauldin & Jenkins in fiscal 2004 or 2003 that are not included in the above classifications.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

All services provided by Mauldin & Jenkins are subject to pre-approval by the Audit Committee of ABC’s Board of Directors. The Audit Committee may authorize any member of the Audit Committee to approve services by Mauldin & Jenkins in the event there is a need for such approval prior to the next full Audit Committee meeting. However, the Audit Committee must review the decisions made by such authorized member of the Audit Committee at its next schedule meeting. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on Mauldin & Jenkins’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements:

(a)	ABC Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets - December 31, 2004 and 2003;

(ii)	Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002;

(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2004, 2003 and 2002;

(iv)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2004, 2003 and 2002;

(v)	Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002; and

(vi)	Notes to Consolidated Financial Statements.

(b)	ABC Bancorp (parent company only):

Parent company only financial information has been included in Note 19 of Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

(b)	ABC filed a Current Report on Form 8-K, dated October 15, 2004, concerning its issuance of a press release announcing estimated third quarter results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABC BANCORP

Date: March 10, 2005	By:	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edwin W. Hortman, Jr. as his attorney-in-fact, acting with full power of substitution for him in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K and to file the same, with exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Date:	March 10, 2005	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director

Date:	March 10, 2005	/s/ Kenneth J. Hunnicutt
Kenneth J. Hunnicutt, Director and Chairman of the Board

Date:	March 10, 2005	/s/ Dennis J. Zember, Jr.
Dennis J. Zember, Jr., Executive Vice President and Chief Financial Officer

Date:	March 10, 2005	/s/ Johnny W. Floyd
Johnny W. Floyd, Director

Date:	March 10, 2005	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date:	March 10, 2005	/s/ Daniel B. Jeter
Daniel B. Jeter, Director

Date:	March 10, 2005	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date:	March 10, 2005	/s/ Eugene M. Vereen, Jr.
Eugene M. Vereen, Jr., Director

Date:	March 10, 2005	/s/ Doyle Weltzbarker
Doyle Weltzbarker, Director and Vice Chairman of the Board

Date:	March 10, 2005	/s/ J. Thomas Whelchel
J. Thomas Whelchel, Director

Date:	March 10, 2005	/s/ Henry Wortman
Henry Wortman, Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of ABC, as amended (incorporated by reference to Exhibit 2.1 to ABC’s Regulation A Offering Statement on Form 1-A filed August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation dated May 26, 1995 (incorporated by reference to Exhibit 3.1.1 to ABC’s Form 10-K filed March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation (filed as Exhibit 4.3 to ABC’s Registration on Form S-4 filed with the Commission on July 17, 1996 and incorporated herein by reference).

3.4	Form of Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to ABC’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Form of Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to ABC’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation dated May 17, 2001 (incorporated by reference to Exhibit 3.9 to ABC’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to ABC’s Current Report on Form 8-K, filed with the Commission on March 15, 2005).

4.1	Form of Indenture for Subordinated Debentures (incorporated by reference to Exhibit 4.1 to ABC’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

4.2	Form of Subordinated Debenture (incorporated by reference to Exhibit A to Exhibit 4.1 to ABC’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

4.3	Certificate of Trust of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.3 to ABC’s Registration Statement on Form S-3 filed with the Commission on September 7, 2001).

4.4	Trust Agreement of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.4 to ABC’s Registration Statement on Form S-3 filed with the Commission on September 7, 2001).

4.5	Form of Amended and Restated Trust Agreement of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.5 to ABC’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

4.6	Form of ABC Bancorp Capital Trust I Preferred Securities Certificate (incorporated by reference to Exhibit D to Exhibit 4.5 to ABC’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

4.7	Form of Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 4.7 to ABC’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

EXHIBIT INDEX

Exhibit No.	Description
4.8	Form of Agreement as to Expenses and Liabilities of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit C to Exhibit 4.5 to ABC’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

10.1	Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (filed as Exhibit 5.3 to ABC’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987 and incorporated herein by reference).

10.2	Executive Salary Continuation Agreement dated February 14, 1984 (filed as Exhibit 10.6 to ABC’s Annual Report on Form 10-KSB filed with the Commission on March 27, 1989 and incorporated herein by reference).

10.3	1992 Incentive Stock Option Plan and Option Agreement for Kenneth J. Hunnicutt (filed as Exhibit 10.7 to ABC’s Annual Report on Form 10-KSB filed with the Commission on March 30, 1993 and incorporated herein by reference).

10.4	Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to ABC’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.5	Form of Rights Agreement between ABC Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to ABC’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.6	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to ABC’s Annual Report on Form 10-K filed with the Commission on Mach 29, 2000).

10.7	Commission Agreement by and between ABC and Jerry L. Keen dated as of September 12, 2002 (incorporated by reference to Exhibit 10.1 to ABC’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002).

10.8	Asset Purchase Agreement by and between Southland Bank and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.16 to ABC’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

10.9	Interim Servicing Agreement by and between Southland Bank and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.17 to ABC’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

10.10	Joint Marketing Agreement by and between ABC Bancorp and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.18 to ABC’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

10.11	Executive Employment Agreement with Jon S. Edwards dated as of July 1, 2003 (incorporated by reference to Exhibit 10.1 to ABC’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2003).

10.12	Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.19 to ABC’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

10.13	Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003 (incorporated by reference to Exhibit 10.20 to ABC’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

EXHIBIT INDEX

Exhibit No.	Description
10.14	Executive Employment Agreement with Thomas T. Dampier dated as of May 18, 2004 (incorporated by reference to Exhibit 10.1 to ABC’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004).

10.15	Amended and Restated Agreement and Plan of Merger by and among ABC, Citizens Bancshares, Inc. and Wakulla Merger Sub, Inc. dated as of October 5, 2004 (incorporated by reference to Exhibit 2.1 to ABC’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004).

10.16	Executive Consulting Agreement with Kenneth J. Hunnicutt dated as of January 1, 2005.

10.17	Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to ABC’s Current Report on Form 8-K, filed with the Commission on March 15, 2005).

21.1	Schedule of subsidiaries of ABC Bancorp.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification by ABC’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a)Certification by ABC’s Chief Financial Officer.

32.1	Section 1350 Certification by ABC’s Chief Executive Officer.

32.2	Section 1350 Certification by ABC’s Chief Financial Officer.

ABC BANCORP

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Consolidated financial statements:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ABC Bancorp

Moultrie, Georgia

We have audited the accompanying consolidated balance sheets of ABC Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABC Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

January 27, 2005, except for Note 20 as to which the date is February 15, 2005

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars in Thousands)

	2004	2003
Assets

Cash and due from banks	$40,339	$44,854
Interest-bearing deposits in banks	57,331	35,626
Federal funds sold	12,285	—
Securities available for sale, at fair value	213,948	190,595
Restricted equity securities, at cost	7,793	5,694
Loans, net of unearned income	877,074	840,539
Less allowance for loan losses	15,493	14,963

Loans, net	861,581	825,576

Premises and equipment, net	27,772	25,537
Intangible assets	3,706	3,286
Goodwill	24,325	19,231
Other assets	18,913	18,712

	$1,267,993	$1,169,111

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$150,090	$141,715
Interest-bearing	836,134	764,809

Total deposits	986,224	906,524
Federal funds purchased and securities sold under agreements to repurchase	7,530	8,211
Other borrowings	110,366	97,545
Other liabilities	7,367	7,651
Subordinated deferrable interest debentures	35,567	35,567

Total liabilities	1,147,054	1,055,498

Commitments and contingencies

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 13,070,578 and 10,849,922 shares issued	13,071	10,850
Capital surplus	45,073	46,446
Retained earnings	73,768	66,145
Accumulated other comprehensive income (loss)	(230)	522
Unearned compensation	(523)	(491)

	131,159	123,472
Less cost of 1,304,430 and 1,066,068 shares acquired for the treasury	(10,220)	(9,859)

Total stockholders’ equity	120,939	113,613

	$1,267,993	$1,169,111

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Thousands)

	2004	2003	2002
Interest income
Interest and fees on loans	$56,433	$57,707	$61,864
Interest on taxable securities	7,216	6,079	8,275
Interest on nontaxable securities	169	156	187
Interest on deposits in other banks	542	537	1,020
Interest on federal funds sold	5	—	1

	64,365	64,479	71,347

Interest expense
Interest on deposits	11,306	14,183	20,286
Interest on other borrowings	8,069	7,958	7,954

	19,375	22,141	28,240

Net interest income	44,990	42,338	43,107
Provision for loan losses	1,786	3,945	5,574

Net interest income after provision for loan losses	43,204	38,393	37,533

Other income
Service charges on deposit accounts	10,210	10,638	10,550
Other service charges, commissions and fees	737	917	806
Mortgage origination fees	1,427	1,637	1,365
Gain (loss) on sale of securities	—	(5)	1,643
Other	649	1,531	1,342

	13,023	14,718	15,706

Other expenses
Salaries and employee benefits	20,893	19,599	18,192
Equipment expense	2,144	2,112	2,451
Occupancy expense	2,626	2,613	2,588
Amortization of intangible assets	789	1,032	1,765
Data processing fees	1,680	1,587	1,546
Other operating expenses	8,373	8,204	11,265

	36,505	35,147	37,807

Income before income taxes	19,722	17,964	15,432
Applicable income taxes	6,621	5,954	5,077

Net income	$13,101	$12,010	$10,355

Basic earnings per share	$1.12	$1.03	$0.87

Diluted earnings per share	$1.11	$1.02	$0.87

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Thousands)

	2004	2003	2002
Net income	$13,101	$12,010	$10,355

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period, net of tax (benefits) of $(387), $(575) and $869	(752)	(1,117)	1,687
Reclassification adjustment for (gains) losses included in net income, net of (tax) benefits of $2 and $(558)	—	3	(1,085)

Total other comprehensive income (loss)	(752)	(1,114)	602

Comprehensive income	$12,349	$10,896	$10,957

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Thousands)

	Common Stock		Capital Surplus	Retained Earnings
	Shares	Par Value
Balance, December 31, 2001	10,790,369	$10,790	$45,616	$53,584
Net income	—	—	—	10,355
Cash dividends declared, $.40 per share	—	—	—	(4,729)
Issuance of restricted shares of common stock under employee incentive plan	15,300	16	215	—
Amortization of unearned compensation, net of forfeitures	—	—	—	—
Proceeds from exercise of stock options	18,588	18	115	—
Repurchase of shares for treasury	—	—	—	—
Other comprehensive income	—	—	—	—

Balance, December 31, 2002	10,824,257	10,824	45,946	59,210
Net income	—	—	—	12,010
Cash dividends declared, $.43 per share	—	—	—	(5,075)
Issuance of restricted shares of common stock under employee incentive plan	24,800	25	386	—
Amortization of unearned compensation, net of forfeitures	—	—	—	—
Proceeds from exercise of stock options	865	1	8	—
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	106	—
Repurchase of shares for treasury	—	—	—	—
Other comprehensive loss	—	—	—	—

Balance, December 31, 2003	10,849,922	10,850	46,446	66,145
Net income	—	—	—	13,101
Cash dividends declared, $.47 per share	—	—	—	(5,478)
Issuance of restricted shares of common stock under employee incentive plan	14,900	15	279	—
Amortization of unearned compensation, net of forfeitures	—	—	—	—
Proceeds from exercise of stock options	27,326	27	293	—
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	234	—
Repurchase of shares for treasury	—	—	—	—
Six-for-five common stock split	2,178,430	2,179	(2,179)	—
Other comprehensive loss	—	—	—	—

Balance, December 31, 2004	13,070,578	$13,071	$45,073	$73,768

F-6(a)

	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Treasury Stock		Total
			Shares	Cost
Balance, December 31, 2001	$1,034	$(656)	790,982	$(6,220)	$104,148
Net income	—	—	—	—	10,355
Cash dividends declared, $.40 per share	—	—	—	—	(4,729)
Issuance of restricted shares of common stock under employee incentive plan	—	(231)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	444	—	—	444
Proceeds from exercise of stock options	—	—	—	—	133
Repurchase of shares for treasury	—	—	262,339	(3,469)	(3,469)
Other comprehensive income	602	—	—	—	602

Balance, December 31, 2002	1,636	(443)	1,053,321	(9,689)	107,484
Net income	—	—	—	—	12,010
Cash dividends declared, $.43 per share	—	—	—	—	(5,075)
Issuance of restricted shares of common stock under employee incentive plan	—	(411)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	363	—	—	363
Proceeds from exercise of stock options	—	—	—	—	9
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	—	—	106
Repurchase of shares for treasury	—	—	12,747	(170)	(170)
Other comprehensive loss	(1,114)	—	—	—	(1,114)

Balance, December 31, 2003	522	(491)	1,066,068	(9,859)	113,613
Net income	—	—	—	—	13,101
Cash dividends declared, $.47 per share	—	—	—	—	(5,478)
Issuance of restricted shares of common stock under employee incentive plan	—	(294)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	262	—	—	262
Proceeds from exercise of stock options	—	—	—	—	320
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	—	—	234
Repurchase of shares for treasury	—	—	20,957	(361)	(361)
Six-for-five common stock split	—	—	217,405	—	—
Other comprehensive loss	(752)	—	—	—	(752)

Balance, December 31, 2004	$(230)	$(523)	1,304,430	$(10,220)	$120,939

See Notes to Consolidated Financial Statements.

F-6(b)

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Thousands)

	2004	2003	2002
OPERATING ACTIVITIES
Net income	$13,101	$12,010	$10,355

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,880	1,858	2,241
Amortization of intangible assets	789	1,032	1,765
Amortization of unearned compensation	262	363	444
Net (gains) losses on sale of securities available for sale	—	5	(1,643)
Net (gains) losses on sale or disposal of premises and equipment	(50)	3	320
Provision for loan losses	1,786	3,945	5,574
Provision for deferred taxes	243	(157)	(65)
Decrease in interest receivable	438	944	1,120
Increase (decrease) in interest payable	81	(667)	(1,216)
Increase (decrease) in taxes payable	(284)	(284)	588
Net other operating activities	2,419	(533)	2,964

Total adjustments	7,564	6,509	12,092

Net cash provided by operating activities	20,665	18,519	22,447

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(21,705)	42,353	28,193
Purchases of securities available for sale	(67,681)	(129,998)	(140,148)
Proceeds from maturities of securities available for sale	68,130	89,533	78,632
Proceeds from sale of securities available for sale	—	26,479	37,903
(Increase) decrease in restricted equity securities, net	(1,957)	84	(1,077)
(Increase) decrease in federal funds sold	(10,430)	—	44
Increase in loans, net	(17,302)	(10,942)	(34,021)
Purchase of premises and equipment	(2,816)	(2,071)	(1,726)
Proceeds from sale of premises and equipment	583	—	—
Net cash paid for acquisition	(9,416)	—	—

Net cash provided by (used in) investing activities	(62,594)	15,438	(32,200)

FINANCING ACTIVITIES
Increase (decrease) in deposits	31,056	(9,523)	(14,971)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(681)	7	4,412
Proceeds from other borrowings	32,000	15,000	25,100
Repayment of other borrowings	(19,679)	(34,745)	(2,908)
Dividends paid	(5,475)	(4,885)	(4,749)
Proceeds from exercise of stock options	320	9	133
Reduction in income taxes payable resulting from vesting of restricted shares	234	106	—
Purchase of treasury shares	(361)	(170)	(3,469)

Net cash provided by (used in) financing activities	37,414	(34,201)	3,548

Net decrease in cash and due from banks	(4,515)	(244)	(6,205)
Cash and due from banks at beginning of year	44,854	45,098	51,303

Cash and due from banks at end of year	$40,339	$44,854	$45,098

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Thousands)

	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$19,184	$22,706	$29,331

Income taxes	$6,662	$6,395	$4,554

NONCASH TRANSACTION
Principal balances of loans transferred to other real estate owned	$2,239	$2,096	$3,930

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, contingent assets and liabilities, impairment of intangible assets, goodwill and deferred tax assets. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral. Management also tests intangible assets and goodwill for impairment on an annual basis.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, interest-bearing deposits in banks, federal funds purchased and securities sold under agreements to repurchase are reported net.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $9,602,000 and $7,845,000 at December 31, 2004 and 2003, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Management has not classified any of its debt securities as held to maturity. Securities, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted equity securities, without a readily determinable fair value are classified as available for sale and recorded at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

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

In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans are reported at their outstanding principal balances less unearned income, net deferred fees and costs on originated loans and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method which approximates a level yield.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

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

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives:

Years
Buildings	39
Furniture and equipment	3-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill assigned to any of its subsidiary banks as of October 1, 2004.

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

Included in the consolidated statements of income for December 31, 2004, 2003 and 2002 were charges for amortization of identifiable intangible assets in the amounts of $789,000, $1,023,000 and $1,765,000, respectively.

Foreclosed Assets

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed. The carrying amount of foreclosed assets at December 31, 2004 and 2003 was $476,140 and $1,505,118, respectively.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology of Opinion No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Net income, as reported	$13,101	$12,010	$10,355
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(59)	(70)	(54)

Pro forma net income	$13,042	$11,940	$10,301

Earnings per share:
Basic - as reported	$1.12	$1.03	$0.87

Basic - pro forma	$1.11	$1.02	$0.86

Diluted - as reported	$1.11	$1.02	$0.87

Diluted - pro forma	$1.10	$1.01	$0.86

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

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income, by the effect of the issuance of potential common shares that are dilutive, by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of only stock options for the years ended December 31, 2004, 2003 and 2002, and are determined using the treasury stock method.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2004	2003	2002
Net income	$13,101	$12,010	$10,355

Weighted average number of common shares outstanding	11,736	11,727	11,830
Effect of dilutive options	125	80	60

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	11,861	11,807	11,890

At December 31, 2003 and 2002, potential common shares of 75,092 and 107,933, respectively, were not included in the calculation of diluted earnings per share because the exercise of such shares would be anti-dilutive. There were no anti-dilutive potential common shares at December 31, 2004.

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

Recent Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and, on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. The Company has determined that the provisions of FIN 46 require deconsolidation of the subsidiary trust which issued subordinated debentures. The Company has adopted the provisions under the revised interpretation and has restated each of the years presented in the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). This Statement is effective for public entities that do not file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted or vesting after the required effective date and to awards modified, repurchased, or cancelled after that date.

Reclassification of Certain Items

Certain items in the consolidated financial statements as of and for the years ended December 31, 2003 and 2002 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	BUSINESS COMBINATION

On November 30, 2004, ABC acquired all the issued and outstanding common shares of Citizens Bancshares, Inc., the parent company of Citizens Bank - Wakulla, in Crawfordville, Florida. The acquisition was accounted for using the purchase method of accounting and accordingly, the results from Citizens Bancshares, Inc.’s operations have been included in the consolidated financial statements beginning December 1, 2004.

The aggregate purchase price was $11,515 thousand, consisting of all cash.

ABC has not completed the purchase price allocation relating to the acquisition. The preliminary purchase price allocation has been determined as shown in the table below.

Citizens Bancshares, Inc. (In Thousands)	As of November 30, 2004
Cash and due from banks	$2,099
Investments	25,083
Federal funds sold	1,855
Loans, net	22,728
Premises and equipment	1,720
Intangible asset	1,209
Goodwill	5,094
Other assets	1,255

Total assets acquired	61,043

Deposits	48,644
Other borrowings	500
Other liabilities	384

Total liabilities assumed	49,528

Net assets acquired	$11,515

Of the $6,303 thousand of acquired intangible assets, $5,094 thousand has been temporarily allocated to goodwill. The goodwill will not be deductible for tax purposes. The remaining $1,209 has been allocated to core deposit premiums which will be amortized over a period of 10 years. Amortization of the core deposit premiums will not be deductible for tax purposes. ABC is in the process of obtaining third-party valuations of the core deposit intangibles and other assets; thus, the allocation of the purchase price is subject to refinement.

Proforma information relating to the impact of the acquisition on ABC’s consolidated financial statements, assuming such acquisition had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2004:
U. S. Government and federal agencies	$78,143	$235	$(151)	$78,227
State and municipal securities	4,113	99	—	4,212
Corporate debt securities	18,032	112	(13)	18,131
Mortgage-backed securities	113,221	173	(754)	112,640

Total debt securities	213,509	619	(918)	213,210
Equity securities	788	—	(50)	738

Total securities	$214,297	$619	$(968)	$213,948

December 31, 2003:
U. S. Government and federal agencies	$78,826	$727	$(8)	$79,545
State and municipal securities	3,584	149	—	3,733
Corporate debt securities	23,057	418	(7)	23,468
Mortgage-backed securities	83,550	131	(573)	83,108

Total debt securities	189,017	1,425	(588)	189,854
Equity securities	788	—	(47)	741

Total securities	$189,805	$1,425	$(635)	$190,595

The amortized cost and fair value of debt securities available for sale as of December 31, 2004 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$18,685	$18,758
Due from one year to five years	64,162	64,257
Due from five to ten years	13,199	13,232
Due after ten years	4,242	4,323
Mortgage-backed securities	113,221	112,640

	$213,509	$213,210

Securities with a carrying value of $144,573,626 and $125,547,653 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	SECURITIES (Continued)

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Gross gains on sales of securities	$—	$87	$1,643
Gross losses on sales of securities	—	(92)	—

Net realized gains (losses) on sales of securities available for sale	$—	$(5)	$1,643

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004 and 2003.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2004:
U. S. Government and federal agencies	$33,929	$118	$6,178	$33	$40,107	$151
Corporate debt securities	—	—	1,001	13	1,001	13
Mortgage-backed securities	44,349	386	39,427	368	83,776	754

Subtotal, debt securities	78,278	504	46,606	414	124,884	918
Equity securities	—	—	216	50	216	50

Total temporarily impaired securities	$78,278	$504	$46,822	$464	$125,100	$968

December 31, 2003:
U. S. Government and federal agencies	$1,912	$8	$—	$—	$1,912	$8
Corporate debt securities	1,012	7	—	—	1,012	7
Mortgage-backed securities	59,838	572	982	1	60,820	573

Subtotal, debt securities	62,762	587	982	1	63,744	588
Equity securities	—	—	221	47	221	47

Total temporarily impaired securities	$62,762	$587	$1,203	$48	$63,965	$635

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The majority of debt securities containing unrealized losses at December 31, 2004 represent mortgage-backed securities. Eight (8) debt securities contained unrealized losses greater than two percent (2%) of their costs. None of the debt securities contained an unrealized loss greater than 3.0% of its cost. One equity security representing an investment in a mutual fund reflected an unrealized loss of 19% of its cost. The unrealized loss in this security represented 5.2% of the total unrealized losses in the Company’s investment portfolio. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Commercial and financial	$136,229	$157,594
Agricultural	28,198	22,051
Real estate - construction	94,043	60,978
Real estate - mortgage, farmland	64,245	65,433
Real estate - mortgage, commercial	253,001	250,247
Real estate - mortgage, residential	235,431	209,172
Consumer installment loans	60,884	68,230
Other	5,043	6,834

	877,074	840,539
Allowance for loan losses	15,493	14,963

	$861,581	$825,576

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended December 31,
	2004	2003	2002
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	5,640	6,472	7,561

Total impaired loans	$5,640	$6,472	$7,561

Valuation allowance related to impaired loans	$1,001	$1,105	$1,358

Average investment in impaired loans	$6,229	$8,619	$8,966

Interest income recognized on impaired loans	$2	$27	$26

Forgone interest income on impaired loans	$557	$842	$792

Loans on nonaccrual status amounted to approximately $5,640,000, $6,472,000 and $7,561,000 at December 31, 2004, 2003 and 2002, respectively. There were $44,000, $25,000 and $171,000 of loans past due ninety days or more and still accruing interest at December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 are as follows:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Balance, beginning of year	$14,963	$14,868	$14,944
Provision for loan losses	1,786	3,945	5,574
Loans charged off	(3,576)	(5,226)	(7,159)
Recoveries of loans previously charged off	1,665	1,376	1,509
Acquired loan loss reserve	655	—	—

Balance, end of year	$15,493	$14,963	$14,868

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans are summarized as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Balance, beginning of year	$35,242	$42,807
Advances	63,109	19,467
Repayments	(60,297)	(29,966)
Transactions due to changes in related parties	259	2,934

Balance, end of year	$38,313	$35,242

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Land	$7,168	$6,694
Buildings	24,898	23,030
Furniture and equipment	19,193	17,275
Construction in progress; estimated cost to complete, $388,000	1,004	1,026

	52,263	48,025
Accumulated depreciation	(24,491)	(22,488)

	$27,772	$25,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Thousands)
Amortized intangible assets Core deposit premiums	$10,105	$6,399	$8,896	$5,610

The aggregate amortization expense for intangible assets was $789,000, $1,023,000 and $1,765,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The estimated amortization expense for each of the next five years is as follows:

2005	$817,000
2006	686,000
2007	592,000
2008	403,000
2009	323,000

Changes in the carrying amount of goodwill are as follows:

	For the Year Ended December 31,
	2004	2003
	(Dollars in Thousands)
Beginning balance	$19,231	$19,240
Goodwill written off at a subsidiary Bank	—	(9)
Goodwill acquired through purchase of subsidiary Bank	5,094	—

Ending balance	$24,325	$19,231

NOTE 7.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $180,787,000 and $149,991,000, respectively. The scheduled maturities of time deposits at December 31, 2004 are as follows:

(Dollars in Thousands)
2005	$372,787
2006	39,985
2007	13,473
2008	5,674
2009	4,424
Later years	94

$436,437

At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $972,000 and $1,402,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2004 and 2003 were $7,530,000 and $8,211,000, respectively.

NOTE 9.	EMPLOYEE BENEFIT PLANS

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

Aggregate expense under the two plans charged to operations during 2004, 2003 and 2002 amounted to $1,099,000, $1,149,000 and $877,000, respectively.

NOTE 10.	DEFERRED COMPENSATION PLANS

The Company and three subsidiary banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $2,119,000 and $1,231,000 at December 31, 2004 and 2003, respectively, is included in other assets. Accrued deferred compensation of $1,349,000 and $1,105,000 at December 31, 2004 and 2003, respectively, is included in other liabilities. Aggregate compensation expense under the plans were $92,000, $94,000 and $93,000 for 2004, 2003 and 2002, respectively, and is included in other operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2004	2003
	(Dollars in Thousands)
Advances under revolving credit agreement with SunTrust Bank with interest at LIBOR plus 1.15% (3.32% at December 31, 2004) due on June 30, 2005, secured by subsidiary bank stock.	$100	$100
Advances from SunTrust Bank with 5 quarterly principal payments at sixty-day LIBOR rate plus .9% (3.57% at December 31, 2004), maturing March 31, 2005.	119	1,581
Advances from Federal Home Loan Bank with interest at adjustable rate (3.28% at December 31, 2004), due February 10, 2005.	15,000	15,000
Advances from Federal Home Loan Bank with interest at a fixed rate of 6.72%, due in annual installments due November 1, 2006.	44	65
Advances from Federal Home Loan Bank with interest at a fixed rate (ranging from 2.96% to 6.12%) convertible to a variable rate at option of Federal Home Loan Bank, due at various dates from December 22, 2006 through June 18, 2014.	95,103	80,799

	$110,366	$97,545

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans, as well as FLHB stock.

Other borrowings at December 31, 2004 have maturities in future years as follows:

(Dollars in Thousands)
2005	$15,241
2006	522
2007	—
2008	2,500
2009	—
Later years	92,103

$110,366

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling approximately $86,300,000 at December 31, 2004. There were no other advances outstanding at December 31, 2004 or 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Current	$6,378	$6,111	$5,142
Deferred	243	(157)	(65)

	$6,621	$5,954	$5,077

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Tax at federal income tax rate	$6,705	$6,108	$5,247
Increase (decrease) resulting from:
Tax-exempt interest	(209)	(201)	(224)
Amortization of intangible assets	79	13	33
Other	46	34	21

Provision for income taxes	$6,621	$5,954	$5,077

Net deferred income tax assets of $4,657,000 and $4,363,000 at December 31, 2004 and 2003, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Deferred tax assets:
Loan loss reserves	$5,217	$5,022
Deferred compensation	459	376
Unearned compensation related to restricted stock	147	287
Nonaccrual interest	131	134
Net operating loss tax carryforward	67	91
Unrealized loss on securities available for sale	119	—
Other	302	232

	6,442	6,142

Deferred tax liabilities:
Depreciation and amortization	860	419
Unrealized gain on securities available for sale	—	269
Intangible assets	925	1,091

	1,785	1,779

Net deferred tax assets	$4,657	$4,363

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	SUBORDINATED DEFERRABLE INTEREST DEBENTURES

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

The trust preferred securities and the related Debentures were issued on November 8, 2001. Both financial instruments bear an identical annual rate of interest of 9%. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2004 was $34,500,000. The aggregate principal amount of Debentures outstanding at those dates was $35,567,000.

NOTE 14.	STOCK OPTION PLANS

The Company has two fixed stock option plans under which it has granted options to its former Chief Executive Officer to purchase common stock at the fair market price on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1992 Plan, options to purchase 12,000 shares were granted. All of these options were exercised during 2002. Under the 1997 Plan, options to purchase 81,000 shares were granted. Options under the 1997 Plan are fully vested and are exercisable over a period of ten years subject to certain limitations as to aggregate fair market value (determined as of the date of the grant) of all options exercisable for the first time by the optionee during any calendar year (the “$100,000 Per-Year Limitation”). Under the 1997 Plan, options to purchase 81,000 shares were exercisable as of December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	STOCK OPTION PLANS (Continued)

At the annual meeting on April 15, 1997, the shareholders approved the ABC Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the “Omnibus Plan”). Awards granted under the Omnibus Plan may be in the form of Qualified or Nonqualified Stock Options, Restricted Stock, Stock Appreciation Rights (“SARS”), Long-Term Incentive Compensation Units consisting of a combination of cash and Common Stock, or any combination thereof within the limitations set forth in the Omnibus Plan. The Omnibus Plan provides that the aggregate number of shares of the Company’s Common Stock which may be subject to award may not exceed 765,000 subject to adjustment in certain circumstances to prevent dilution. As of December 31, 2004, the Company has issued a total of 271,795 restricted shares under the Omnibus Plan as compensation for certain employees. These shares carry dividend and voting rights. Sale of these shares is restricted prior to the date of vesting, which is three years from the date of the grant. Shares issued under this plan were recorded at their fair market value on the date of their grant with a corresponding charge to equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to these grants was $262,000, $363,000 and $444,000 for 2004, 2003 and 2002, respectively. In addition to the granting of restricted shares, options to purchase 309,042 shares of the Company’s common stock have been granted under the Omnibus Plan as of December 31, 2004.

Other pertinent information related to the options is as follows:

	December 31,
	2004		2003		2002
	Number	Weighted - Average Exercise Price	Number	Weighted - Average Exercise Price	Number	Weighted - Average Exercise Price
Under option, beginning of the year	412,247	$10.38	376,786	$9.96	343,132	$9.12
Granted	36,000	15.67	48,300	13.75	98,340	12.02
Exercised	(32,791)	9.75	(1,038)	8.25	(22,307)	5.97
Forfeited	(25,414)	11.02	(11,801)	10.97	(42,379)	10.05

Under option, end of year	390,042	10.87	412,247	10.38	376,786	9.96

Exercisable at end of year	252,366	$9.92	219,308	$9.79	156,422	$9.72

Weighted-average fair value per option of options granted during year		$3.28		$2.61		$2.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	STOCK OPTION PLANS (Continued)

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Contractual Life in Years	Weighted - Average Exercise Price	Number Outstanding	Weighted - Average Exercise Price
$9.44	81,000	2.3	9.44	81,000	9.44
13.28	24,078	3.0	13.28	24,078	13.28
11.81	7,200	3.3	11.81	7,200	11.81
8.25	23,040	4.1	8.25	23,040	8.25
8.42	7,200	4.3	8.42	7,200	8.42
9.02	2,304	4.9	9.02	2,304	9.02
8.65	51,600	5.1	8.65	41,280	8.65
8.28	3,600	5.5	8.28	2,880	8.28
8.75	37,980	6.1	8.75	22,788	8.75
9.33	12,000	6.5	9.33	7,200	9.33
11.04	9,600	7.2	11.04	3,840	11.04
12.12	51,540	7.7	12.12	20,616	12.12
13.75	44,700	8.3	13.75	8,940	13.75
15.16	3,000	9.3	15.16	—	—
15.72	31,200	9.4	15.72	—	—

	390,042	5.56	10.87	252,366	9.92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	3.40%	3.60%	3.60%
Expected life	7 years	7 years	7 years
Expected volatility	22.57%	22.30%	22.80%
Risk-free interest rate	4.52%	4.03%	4.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Commitments to extend credit	$114,942	$104,573
Financial standby letters of credit	3,172	2,536

	$118,114	$107,109

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

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

At December 31, 2004 and 2003, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2004 and 2003.

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

A substantial portion of the Company’s loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate conditions in the Company’s primary market area.

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

The Company has a concentration of funds on deposit at its two primary correspondent banks at December 31, 2004 as follows:

Noninterest-bearing accounts	$23,237

Interest-bearing accounts	$55,897

NOTE 17.	REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, approximately $7,566,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2004 and 2003, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks’ category. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	REGULATORY MATTERS (Continued)

The Company and Banks’ actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004
Total Capital to Risk Weighted Assets
Consolidated	$138,603	14.95%	$74,148	8.00%	—N/A—
American Banking Company	$16,709	12.11%	$11,041	8.00%	$13,802	10.00%
Heritage Community Bank	$8,801	11.99%	$5,871	8.00%	$7,339	10.00%
Bank of Thomas County	$4,779	15.44%	$2,476	8.00%	$3,095	10.00%
Citizens Security Bank	$15,930	12.27%	$10,386	8.00%	$12,983	10.00%
Cairo Banking Company	$7,255	14.21%	$4,084	8.00%	$5,105	10.00%
Southland Bank	$19,598	12.83%	$12,218	8.00%	$15,273	10.00%
Central Bank and Trust	$5,657	14.45%	$3,132	8.00%	$3,915	10.00%
First National Bank of South Georgia	$7,271	10.55%	$5,511	8.00%	$6,889	10.00%
Merchants and Farmers Bank	$8,573	14.98%	$4,579	8.00%	$5,724	10.00%
Tri-County Bank	$7,426	17.92%	$3,314	8.00%	$4,143	10.00%
First Bank of Brunswick	$16,589	14.13%	$9,392	8.00%	$11,740	10.00%
Citizens Bank of Wakulla	$4,483	13.92%	$2,577	8.00%	$3,221	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$123,293	13.30%	$37,074	4.00%	—N/A—
American Banking Company	$14,979	10.85%	$5,521	4.00%	$8,281	6.00%
Heritage Community Bank	$7,883	10.74%	$2,935	4.00%	$4,403	6.00%
Bank of Thomas County	$4,386	14.17%	$1,238	4.00%	$1,857	6.00%
Citizens Security Bank	$14,301	11.02%	$5,193	4.00%	$7,790	6.00%
Cairo Banking Company	$6,613	12.95%	$2,042	4.00%	$3,063	6.00%
Southland Bank	$17,677	11.57%	$6,109	4.00%	$9,164	6.00%
Central Bank and Trust	$5,163	13.19%	$1,566	4.00%	$2,349	6.00%
First National Bank of South Georgia	$6,407	9.30%	$2,756	4.00%	$4,134	6.00%
Merchants and Farmers Bank	$7,857	13.73%	$2,289	4.00%	$3,434	6.00%
Tri-County Bank	$6,907	16.67%	$1,657	4.00%	$2,486	6.00%
First Bank of Brunswick	$15,120	12.88%	$4,696	4.00%	$7,044	6.00%
Citizens Bank of Wakulla	$4,076	12.66%	$1,288	4.00%	$1,933	6.00%
Tier I Capital to Average Assets:
Consolidated	$123,293	10.43%	$47,284	4.00%	—N/A—
American Banking Company	$14,979	8.46%	$7,082	4.00%	$8,853	5.00%
Heritage Community Bank	$7,883	8.25%	$3,822	4.00%	$4,778	5.00%
Bank of Thomas County	$4,386	10.88%	$1,613	4.00%	$2,016	5.00%
Citizens Security Bank	$14,301	8.61%	$6,644	4.00%	$8,305	5.00%
Cairo Banking Company	$6,613	7.86%	$3,365	4.00%	$4,207	5.00%
Southland Bank	$17,677	7.42%	$9,529	4.00%	$11,912	5.00%
Central Bank and Trust	$5,163	9.07%	$2,277	4.00%	$2,846	5.00%
First National Bank of South Georgia	$6,407	7.69%	$3,333	4.00%	$4,166	5.00%
Merchants and Farmers Bank	$7,857	8.76%	$3,588	4.00%	$4,485	5.00%
Tri-County Bank	$6,907	10.43%	$2,649	4.00%	$3,311	5.00%
First Bank of Brunswick	$15,120	11.37%	$5,319	4.00%	$6,649	5.00%
Citizens Bank of Wakulla	$4,076	8.18%	$1,993	4.00%	$2,491	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2003
Total Capital to Risk Weighted Assets
Consolidated	$136,022	15.60%	$69,748	8.00%	—N/A—
American Banking Company	$16,812	13.06%	$10,295	8.00%	$12,869	10.00%
Heritage Community Bank	$7,865	11.11%	$5,663	8.00%	$7,078	10.00%
Bank of Thomas County	$4,521	13.22%	$2,737	8.00%	$3,421	10.00%
Citizens Security Bank	$15,697	12.02%	$10,445	8.00%	$13,056	10.00%
Cairo Banking Company	$6,885	13.50%	$4,080	8.00%	$5,100	10.00%
Southland Bank	$18,285	12.58%	$11,627	8.00%	$14,534	10.00%
Central Bank and Trust	$5,012	11.33%	$3,538	8.00%	$4,423	10.00%
First National Bank of South Georgia	$7,077	11.08%	$5,111	8.00%	$6,389	10.00%
Merchants and Farmers Bank	$8,402	14.00%	$4,802	8.00%	$6,002	10.00%
Tri-County Bank	$7,093	16.93%	$3,351	8.00%	$4,189	10.00%
First Bank of Brunswick	$15,963	13.36%	$9,560	8.00%	$11,950	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$120,765	13.85%	$34,874	4.00%	—N/A—
American Banking Company	$15,200	11.81%	$5,148	4.00%	$7,722	6.00%
Heritage Community Bank	$6,979	9.86%	$2,831	4.00%	$4,247	6.00%
Bank of Thomas County	$4,085	11.94%	$1,368	4.00%	$2,052	6.00%
Citizens Security Bank	$14,059	10.77%	$5,222	4.00%	$7,833	6.00%
Cairo Banking Company	$6,244	12.24%	$2,040	4.00%	$3,060	6.00%
Southland Bank	$16,460	11.33%	$5,814	4.00%	$8,720	6.00%
Central Bank and Trust	$4,456	10.08%	$1,769	4.00%	$2,654	6.00%
First National Bank of South Georgia	$6,275	9.82%	$2,556	4.00%	$3,834	6.00%
Merchants and Farmers Bank	$7,648	12.74%	$2,401	4.00%	$3,601	6.00%
Tri-County Bank	$6,568	15.68%	$1,675	4.00%	$2,513	6.00%
First Bank of Brunswick	$14,464	12.10%	$4,780	4.00%	$7,170	6.00%
Tier I Capital to Average Assets:
Consolidated	$120,765	10.77%	$44,852	4.00%	—N/A—
American Banking Company	$15,200	8.47%	$7,178	4.00%	$8,973	5.00%
Heritage Community Bank	$6,979	8.04%	$3,472	4.00%	$4,340	5.00%
Bank of Thomas County	$4,085	8.65%	$1,889	4.00%	$2,361	5.00%
Citizens Security Bank	$14,059	8.79%	$6,398	4.00%	$7,997	5.00%
Cairo Banking Company	$6,244	7.45%	$3,352	4.00%	$4,191	5.00%
Southland Bank	$16,460	7.09%	$9,286	4.00%	$11,608	5.00%
Central Bank and Trust	$4,456	7.92%	$2,251	4.00%	$2,813	5.00%
First National Bank of South Georgia	$6,275	7.92%	$3,169	4.00%	$3,961	5.00%
Merchants and Farmers Bank	$7,648	8.60%	$3,557	4.00%	$4,447	5.00%
Tri-County Bank	$6,568	9.61%	$2,734	4.00%	$3,417	5.00%
First Bank of Brunswick	$14,464	10.29%	$5,623	4.00%	$7,028	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$97,670	$97,670	$80,480	$80,480

Federal funds sold	$12,285	$12,285	$—	$—

Securities available for sale	$213,948	$213,948	$190,595	$190,595

Restricted equity securities	$7,793	$7,793	$5,694	$5,694

Loans	$877,074	$875,145	$840,539	$843,095
Allowance for loan losses	15,493	—	14,963	—

Loans, net	$861,581	$875,145	$825,576	$843,095

Accrued interest receivable	$8,590	$8,590	$8,702	$8,702

Financial liabilities:
Deposits	$986,224	$985,717	$906,524	$908,079

Federal funds purchased and securities sold under agreements to repurchase	$7,530	$7,530	$8,211	$8,211

Other borrowings	$110,366	$111,818	$97,545	$97,515

Accrued interest payable	$1,863	$1,863	$1,728	$1,728

Subordinated deferrable interest debentures	$35,567	$37,701	$35,567	$39,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	CONDENSED FINANCIAL INFORMATION OF ABC BANCORP

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars in Thousands)

	2004	2003
Assets
Cash and due from banks	$6,203	$1,547
Interest-bearing deposits in banks	4,546	17,575
Investment in subsidiaries	139,838	125,477
Other assets	9,070	9,319

Total assets	$159,657	$153,918

Liabilities
Other borrowings	$219	$1,681
Other liabilities	2,932	3,057
Subordinated deferrable interest debentures	35,567	35,567

Total liabilities	38,718	40,305

Stockholders’ equity	120,939	113,613

Total liabilities and stockholders’ equity	$159,657	$153,918

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	CONDENSED FINANCIAL INFORMATION OF ABC BANCORP

(PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Thousands)

	2004	2003	2002
Income
Dividends from subsidiaries	$12,100	$17,464	$4,220
Interest on deposits in other banks	204	165	334
Fee income	10,599	10,440	9,865
Other income	1,707	2,145	1,512

Total income	24,610	30,214	15,931

Expense
Interest	3,547	3,632	3,746
Amortization and depreciation	876	839	1,129
Other expense	12,819	12,221	12,239

Total expense	17,242	16,692	17,114

Income (loss) before income tax benefits and equity in undistributed earnings of subsidiaries (distributions in excess of earnings)	7,368	13,522	(1,183)
Income tax benefits	1,647	1,232	1,860

Income before equity in undistributed earnings of subsidiaries (distributions in excess of earnings)	9,015	14,754	677

Equity in undistributed earnings of subsidiaries (distributions in excess of earnings)	4,086	(2,744)	9,678

Net income	$13,101	$12,010	$10,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	CONDENSED FINANCIAL INFORMATION OF ABC BANCORP

(PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Thousands)

	2004	2003	2002
OPERATING ACTIVITIES
Net income	$13,101	$12,010	$10,355

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	614	476	685
Amortization of unearned compensation	262	363	444
(Undistributed earnings of subsidiaries) distributions in excess of earnings	(4,086)	2,744	(9,678)
(Increase) decrease in interest receivable	4	5	(9)
Decrease in interest payable	—	—	(58)
Increase (decrease) in taxes payable	(370)	(564)	4
Provision for deferred taxes	318	80	(27)
(Increase) decrease in due from subsidiaries	234	(178)	301
Other operating activities	113	(709)	624

Total adjustments	(2,911)	2,217	(7,714)

Net cash provided by operating activities	10,190	14,227	2,641

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	13,029	(2,642)	(11,376)
Purchases of premises and equipment	(725)	(1,121)	(369)
Contribution of capital to subsidiary bank	—	(1,050)	—
Net cash paid for acquisition	(11,094)	—	—

Net cash provided by (used in) investing activities	1,210	(4,813)	(11,745)

FINANCING ACTIVITIES
Repayment of other borrowings	(1,462)	(6,462)	(1,463)
Purchase of treasury shares	(361)	(170)	(3,469)
Dividends paid	(5,475)	(4,885)	(4,749)
Reduction in income taxes payable resulting from vesting of restricted shares	234	106	—
Proceeds from exercise of stock options	320	9	133

Net cash used in financing activities	(6,744)	(11,402)	(9,548)

Net increase (decrease) in cash and due from banks	4,656	(1,988)	(18,652)
Cash at beginning of year	1,547	3,535	22,187

Cash at end of year	$6,203	$1,547	$3,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$3,242	$3,335	$3,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	SUBSEQUENT EVENT

On February 15, 2005, the Company’s Board of Directors approved a six-for-five stock split of the Company’s common stock payable on or about March 31, 2005 to shareholders of record on March 15, 2005. This transaction has been reported retroactively in the consolidated balance sheet as if the transaction had occurred on December 31, 2004. The number of shares issued as of December 31, 2004 and the related equity accounts have been revised to give effect to the stock split. All per share data and all information pertaining to stock options have been revised to give effect to the transaction as if it had occurred at the beginning of the earliest period presented.