Form 10-Q
period 2005-03-31
ABC BANCORP
filed 2005-05-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13901

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

There were 11,854,122 shares of Common Stock outstanding as of May 3, 2005.

ABC BANCORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31 2005	December 31 2004
Assets
Cash and due from banks	$94,429	$97,670
Federal funds sold	—	12,285
Securities available for sale, at fair value	210,938	213,948

Loans	888,368	877,074
Less: allowance for loan losses	15,976	15,493

Loans, net	872,392	861,581

Premises and equipment, net	27,870	27,772
Intangible assets, net	3,495	3,706
Goodwill	24,325	24,325
Other assets	26,582	26,706

	$1,260,031	$1,267,993

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	146,682	150,090
Interest-bearing demand	315,951	325,500
Savings	77,369	74,197
Time, $100,000 and over	194,164	180,787
Other time	258,243	255,650

Total deposits	992,409	986,224
Federal funds purchased & securities sold under agreements to repurchase	6,809	7,530
Other borrowings	95,298	110,366
Other liabilities	8,069	7,367
Subordinated deferrable interest debentures	35,567	35,567

Total liabilities	1,138,152	1,147,054

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 13,160,052, and 13,070,578 shares issued respectively	13,160	13,071
Capital surplus	45,828	45,073
Retained earnings	75,708	73,768
Accumulated other comprehensive loss	(2,149)	(230)
Unearned compensation	(448)	(523)

	132,099	131,159
Less cost of 1,304,430 shares acquired for the treasury	(10,220)	(10,220)

Total stockholders’ equity	121,879	120,939

	$1,260,031	$1,267,993

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

(Unaudited)

	2005	2004
Interest income
Interest and fees on loans	$15,053	$13,763
Interest on taxable securities	2,074	1,796
Interest on nontaxable securities	43	42
Interest on deposits in other banks	352	62
Interest on federal funds sold	36	—

	17,558	15,663

Interest expense
Interest on deposits	3,510	2,746
Interest on federal funds purchased and securities sold under agreements to repurchase	21	18
Interest on other borrowings	1,904	1,938

	5,435	4,702

Net interest income	12,123	10,961
Provision for loan losses	152	311

Net interest income after provision for loan losses	11,971	10,650

Non-interest income
Service charges on deposit accounts	2,418	2,476
Other service charges, commissions and fees	860	767
Other	265	91
Gain on sale of securities	61	—

	3,604	3,334

Non-interest expense
Salaries and employee benefits	5,938	5,223
Equipment and occupancy expense	1,202	1,127
Amortization of intangible assets	211	197
Other operating expenses	2,808	2,692

	10,159	9,239

Income before income taxes	5,416	4,745

Applicable income taxes	1,816	1,559

Net income	$3,600	3,186

Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising during period, net of tax	$(1,879)	$714
Reclassification adjustment for (gains) included in net income, net of tax	$(40)	$—

Comprehensive income	$1,681	$3,900

Income per common share-Basic	$0.31	$0.27

Income per common share-Diluted	$0.30	$0.27

Average shares outstanding	11,783,299	11,732,720

See Notes to Consolidated Financial Statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net Income	$3,600	$3,186

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	490	415
Provision for loan losses	152	311
Amortization of intangible assets	211	197
Other prepaids, deferrals and accruals, net	1,594	1,601

Total adjustments	2,447	2,524

Net cash provided by operating activities	6,047	5,710

INVESTING ACTIVITIES
Net decrease of federal funds sold	12,285	—
Proceeds from maturities of securities available for sale	11,893	9,290
Purchase of securities available for sale	(17,942)	(13,192)
Proceeds from sales of securities available for sale	6,152	—
Net increase in loans	(10,963)	(248)
Purchase of premises and equipment	(588)	(780)

Net cash provided by (used in) investing activities	837	(4,930)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,185	(15,305)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(721)	(3,160)
Increase (decrease) in other borrowings	(15,068)	14,690
Dividends paid	(1,372)	(1,370)
Purchase of treasury shares		(335)
Proceeds from exercise of stock options	851	—

Net cash used in financing activities	(10,125)	(5,480)

Net decrease in cash and due from banks	$(3,241)	$(4,700)

Cash and due from banks at beginning of period	97,670	80,480

Cash and due from banks at end of period	$94,429	$75,780

See Notes to Consolidated Financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of ABC Bancorp (together with its subsidiaries, the “Company” or “ABC”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal, recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Accounting Standards

In December 2003 the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

In the first quarter of 2005, the Financial Accounting Standards Board delayed the effective date of Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, until the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted or vesting after the required effective date and to awards modified, repurchased or cancelled after that date.

Note 2. Investment Securities

Our investment policy blends the needs of the Company’s liquidity and interest rate risk with its desire to improve income and provide funds for expected growth in loans. Under this policy, we generally invest in obligations of the United States Treasury or other governmental or quasi-governmental agencies. Our portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited. For a small portion of our portfolio where we have determined there to be credit risk, the Company has reviewed the investments and financial performance of the obligors and believe the credit risks to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2005 and December 31, 2004 are presented below:

	March 31, 2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$87,469	$2	$1,414	$86,057
State and municipal securities	4,035	62	8	4,089
Corporate debt securities	11,258	64	47	11,275
Mortgage backed securities	110,863	47	1,906	109,004
Marketable equity securities	567		54	513

	$214,192	$175	$3,429	$210,938

	December 31, 2004
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$78,143	$235	$151	$78,227
State and municipal securities	4,113	99		4,212
Corporate debt securities	18,032	112	13	18,131
Mortgage-backed securities	113,221	173	754	112,640
Marketable equity securities	788		50	738

	$214,297	$619	$968	$213,948

Note 3. Loans

The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans. As of March 31, 2005, ABC’s loan portfolio consisted of 75.11% real estate-related loans, 3.59% agriculture related, 12.99% commercial and financial loans, and 6.49% consumer installment loans. ABC concentrates the majority of its lending activities on real estate loans where the historical loss percentages have been low. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond ABC’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

ABC evaluates loans for impairment when a loan is risk rated as substandard or doubtful. The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the estimated fair value of the collateral. In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value. Impairment with regard to substantially all of ABC’s impaired loans has been measured based on the estimated fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy. At the time the contractual payments on a loan are deemed to be uncollectible, ABC’s policy is to record a charge-off against the Allowance for Loan Losses.

Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed real estate. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is suspended when any payment of principal or interest, or both, is more than 120 days delinquent. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

Major classifications of loans are as follows:

(dollars in thousands)	March 31, 2005	December 31, 2004
Commercial and financial	$115,362	$136,229
Agricultural	31,890	28,198
Real estate-construction	109,659	94,043
Real estate-mortgage, farmland	65,477	64,245
Real estate-mortgage, commercial	247,616	253,001
Real estate-mortgage, residential	244,525	235,431
Consumer installment loans	57,675	60,884
Other	16,164	5,043

	$888,368	$877,074

Note 4. Allowance for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention. We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, we further segregate our loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required. In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the markets where the subsidiary banks operate. Factors considered include, among others, unemployment rates, the effects of weather on agriculture and significant local economic events, such as major plant closings.

We have developed a methodology for determining the adequacy of the loan loss reserve which is followed by all our subsidiary banks and monitored by ABC’s senior credit officer and internal audit staff. Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio. The risk rating schedule provides seven ratings of which three ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer. As a result of loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. In management’s opinion, the reserve for loan losses at March 31, 2005 was adequate to absorb potential losses in the portfolio.

The provision for loan losses is a charge or credit to earnings in the current period to maintain a level of reserve management determines to be adequate. The provision for loan losses charged to earnings amounted to $152,000 in the first quarter of 2005 compared to $311,000 in the first quarter of 2004. Factors affecting the level of the provision in the current quarter are discussed further in the Management’s Discussion and Analysis portion of this report.

Activity in the allowance for loan losses for the three months ended March 31, 2005 and March 31, 2004 is as follows:

(dollars in thousands)	March 31, 2005	March 31, 2004
Balance, January 1	$15,493	$14,963
Provision for loan losses charged to expense	152	311
Loans charged off	346	589
Recoveries of loans previously charged off	677	526

Balance, March 31	$15,976	$15,211

Note 5. Earnings Per Share and Common Stock

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	For The Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Net income	$3,600	$3,186

Weighted average number of common shares outstanding	11,783	11,733
Effect of dilutive options	102	134

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	11,885	11,867

Note 6. Stock-Based Compensation

At March 31, 2005, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (except for compensation cost associated with restricted shares), as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For The Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Net income, as reported	$3,600	$3,186
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(20)

Pro forma net income	$3,585	$3,166

Earnings per share:
Basic - as reported	$0.31	$0.27

Basic - pro forma	$0.30	$0.27

Diluted - as reported	$0.30	$0.27

Diluted - pro forma	$0.30	$0.27

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

Critical Accounting Policies

The Company has not changed any of its critical accounting policies since changing those policies as disclosed in its annual report on Form 10-K for the year ended December 31, 2004.

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

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at March 31, 2005 were considered satisfactory. At that date, the Banks’ short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. During the three months ended March 31, 2005, total capital increased $940,000 to $121,879,000. Of this change, $1,940,000 resulted from the retention of earnings (net of $1,660,000 dividends declared to stockholders), plus $68,000 for the accrual for grants of restricted shares as incentive to certain employees, plus $851,000 related to the exercise of stock options, and a decrease of $1,919,000 in other comprehensive income net of taxes.

At March 31, 2005, ABC had no material binding commitments for capital expenditures. The Company anticipates normal capital expenditures will be required during the remainder of 2005, but does not believe these amounts will be significant.

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

Comparison of Statements of Income

Following is a condensed summary of net income during the three months ended March 31, 2005 and 2004 (dollars in thousands).

	Three Months Ended March 31,
	2005	2004
Net interest income	$12,123	$10,961
Provision for loan losses	152	311
Other income	3,604	3,334
Other expense	10,159	9,239

Income before income taxes	5,416	4,745
Applicable income taxes	1,816	1,559

Net income	$3,600	$3,186

Our net income of $3.60 million, or $.30 per diluted share, for the first quarter of 2005 increased $414,000, or 12.99%, compared to $3.19 million, or $.27 per diluted share, for the same period last year. ABC Bancorp’s annualized return on average assets was 1.14% and 1.09% for the first quarter of 2005 and 2004, respectively, while the annualized return on average stockholders’ equity was 11.80% and 11.06%, respectively, for those same periods.

Net interest income increased $1.16 million or 10.60%, to $12.12 million in the three months ended March 31, 2005 as compared to the same period last year.

The provision for loan losses is a charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the loan portfolio. The provision for loan losses charged to earnings amounted to $152,000 and $311,000 during the three months ended March 31, 2005 and March 31, 2004, respectively. Net charge offs (recoveries) for the first three months of 2005 amounted to ($331,000) as compared to $63,000 for the first three months of 2004. The lower provision for loan losses in 2005 was attributable to a decrease in the loans charged off and an increase in the recoveries of the loans previously charged off. Management will continue to monitor the credit quality of the loan portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

Following is a comparison of non-interest income for the three months ended March 31, 2005 and 2004 (dollars in thousands).

	Three Months Ended March 31,
	2005	2004
Service charges on deposits	$2,418	$2,476
Other service charges, commissions and fees	860	767
Other income	265	91
Gain on sale of securities	61	0

Total non-interest income	$3,604	$3,334

Total non-interest income for the three months ended March 31, 2005 totaled $3.60 million, an increase of $270,000 over the same period of 2004. ABC’s other service charges, commissions and fees increased by $93,000, which includes an increase in mortgage fee income of $23,000 and in brokerage and annuities commissions of $70,000. Decreases in service charges on deposit accounts of $58,000 were completely offset by increases in miscellaneous income of $174,000.

Following is an analysis of non-interest expense for the three months ended March 31, 2005 and 2004 (dollars in thousands).

	Three Months Ended March 31,
	2005	2004
Salaries and employee benefits	$5,938	$5,223
Occupancy and equipment expense	1,202	1,127
Amortization of intangible assets	211	197
Other expense	2,808	2,692

Total non-interest expense	$10,159	$9,239

Total non-interest expense for the three months ended March 31, 2005 was $920,000 higher than in the same period in 2004

Much of the increase in non-interest expense was in salaries and benefits, which increased 13.69%. Salaries and employee benefits for the three months ended March 31, 2005 were $715,000 higher than during the same period in 2004. Of this increase, $289,000 is related to the acquisition of Citizens Bank-Wakulla and the remaining $426,000 is due to normal increases in salaries and employee benefits. Amortization of intangible assets was $14,000 higher for the three months ended March 31, 2005 as compared to the quarter ended March 31, 2004, which is due to additional expense related to the purchase of Citizens Bank-Wakulla. Occupancy and equipment expense increased $75,000 to $1.2 million for the first quarter of 2005 as compared to the first quarter of 2004.

Comparison of Balance Sheets

Total assets were $1.260 billion at March 31, 2005, a slight decrease from $1.268 billion at December 31, 2004. Earning assets totaled $1.160 billion, or 92.04% of total assets, at March 31, 2005, compared to $1.168 billion, or 92.11% of total assets, at December 31, 2004.

Total loans outstanding were $888.4 million at March 31, 2005, compared to $877.1 million at December 31, 2004. Loans comprised 76.58% and 75.09% of earning assets at March 31, 2005 and December 31, 2004, respectively.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on ongoing reviews of all loans. A particular emphasis is placed on non-accruing, past due and other loans in which management has identified possible weaknesses and that require special attention or action. Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and assumptions about the local and national economy. All of these factors are considered and then grades are assigned to each loan. A calculation is then performed that adds a weighted percentage of the balance in each loan grade to additional specific reserves for certain loans based on management’s judgment. The result of this standard calculation determines the amount of reserve to be recorded. Management considers the amount of reserve determined by this process adequate to cover potential losses in the portfolio.

The allowance for loan losses totaled $15.98 million and $15.49 million as of March 31, 2005 and December 31, 2004, respectively. The allowance for loan losses as a percentage of total loans was 1.80% and 1.77% as of March 31, 2005 and December 31, 2004, respectively.

Total deposits increased by $6 million, or .61%, to $992 million at March 31, 2005 from $986 million at December 31, 2004. Approximately 14.82% and 15.21% of deposits were non-interest-bearing as of March 31, 2005 and December 31, 2004, respectively.

Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate. Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.

Non-performing assets were as follows:

(dollars in thousands)	March 31, 2005	December 31, 2004
Total nonaccrual loans	$5,111	$5,640
Accruing loans delinquent 90 days or more	6	44

Total non-performing loans	$5,117	$5,684

Other real estate owned and repossessed collateral	431	476
Total non-performing assets	$5,548	$6,160

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 11.82% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 15.69% if rates decline over the next year.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to ABC’s Current Report on Form 8-K, filed with the Commission on March 14, 2005)

10.1	Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to ABC’s Current Report on Form 8-K, filed with the Commission on March 14, 2005)

10.2	Arrangements for Director Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABC BANCORP

Date: May 6, 2005	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President and Chief Financial Officer
(duly authorized signatory and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to ABC’s Current Report on Form 8-K, filed with the Commission on March 14, 2005)

10.1	Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to ABC’s Current Report on Form 8-K, filed with the Commission on March 14, 2005)

10.2	Arrangements for Director Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer