Form 10-Q
period 2005-06-30
ABC BANCORP
filed 2005-08-09
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were 11,866,295 shares of Common Stock outstanding as of August 5, 2005.

ABC BANCORP

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30 2005	December 31 2004
Assets
Cash and due from banks	$58,018	$97,670
Federal funds sold	—	12,285
Securities available for sale, at fair value	218,371	213,948
Loans	962,412	877,074
Less: allowance for loan losses	16,557	15,493

Loans, net	945,855	861,581

Premises and equipment, net	28,218	27,772
Intangible assets, net	3,296	3,706
Goodwill	25,054	24,325
Other assets	26,344	26,706

	$1,305,156	$1,267,993

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	150,930	150,090
Interest-bearing demand	311,220	325,500
Savings	72,700	74,197
Time, $100,000 and over	197,085	180,787
Other time	303,928	255,650

Total deposits	1,035,863	986,224
Federal funds purchased & securities sold under agreements to repurchase	6,387	7,530
Other borrowings	95,237	110,366
Other liabilities	7,018	7,367
Subordinated deferrable interest debentures	35,567	35,567

Total liabilities	1,180,072	1,147,054

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 13,180,725 and 13,070,578 shares issued respectively	13,181	13,071
Capital surplus	46,173	45,073
Retained earnings	77,549	73,768
Accumulated other comprehensive loss	(736)	(230)
Unearned compensation	(681)	(523)

	135,486	131,159
Less cost of 1,314,430 and 1,304,430 shares acquired for the treasury	(10,402)	(10,220)

Total stockholders’ equity	125,084	120,939

	$1,305,156	$1,267,993

See notes to unaudited consolidated financial statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

(Unaudited)

	2005	2004
Interest income
Interest and fees on loans	$16,209	$13,663
Interest on taxable securities	2,149	1,684
Interest on nontaxable securities	37	44
Interest on deposits in other banks	200	55
Interest on federal funds sold	—

	18,595	15,446

Interest expense
Interest on deposits	4,020	2,718
Interest on federal funds purchased and securities	—
sold under agreements to repurchase	20	14
Interest on other borrowings	1,986	1,926

	6,026	4,658

Net interest income	12,569	10,788
Provision for loan losses	753	627

Net interest income after provision for loan losses	11,816	10,161

Other income
Service charges on deposit accounts	2,625	2,533
Other service charges, commissions and fees	881	639
Other	46	65
Gain on sale of securities	—	58

	3,552	3,295

Other expense
Salaries and employee benefits	5,665	4,958
Equipment and occupancy expense	1,273	1,212
Amortization of intangible assets	198	198
Other operating expenses	2,995	2,552

	10,131	8,920

Income before income taxes	5,237	4,536
	—
Applicable income taxes	1,737	1,494

Net income	$3,500	$3,042

Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising during period, net of tax	$1,413	$(2,446)
Reclassification adjustment for (gains) included in net income, net of tax	$—	$(38)

Comprehensive income	$4,913	$558

Income per common share-Basic	$0.30	$0.26

Income per common share-Diluted	$0.29	$0.26

Dividends declared per share	$0.14	$0.12

Average shares outstanding	11,849,739	11,728,201

See notes to unaudited consolidated financial statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

(Unaudited)

	2005	2004
Interest income
Interest and fees on loans	$31,262	$27,426
Interest on taxable securities	4,223	3,480
Interest on nontaxable securities	80	86
Interest on deposits in other banks	552	117
Interest on federal funds sold	36	—

	36,153	31,109

Interest expense
Interest on deposits	7,530	5,464
Interest on federal funds purchased and securities
sold under agreements to repurchase	41	32
Interest on other borrowings	3,890	3,864

	11,461	9,360

Net interest income	24,692	21,749
Provision for loan losses	905	938

Net interest income after provision for loan losses	23,787	20,811

Non-interest income
Service charges on deposit accounts	5,043	5,009
Other service charges, commissions and fees	1,741	1,406
Other	311	156
Gain on sale of securities	61	58

	7,156	6,629

Non-interest expense
Salaries and employee benefits	11,603	10,181
Equipment and occupancy expense	2,475	2,339
Amortization of intangible assets	409	395
Other operating expenses	5,803	5,244

	20,290	18,159

Income before income taxes	10,653	9,281
Applicable income taxes	3,553	3,053

Net income	$7,100	6,228

Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising during period, net of tax	$(466)	$(1,732)
Reclassification adjustment for (gains) included in net income, net of tax	$(40)	$(38)

Comprehensive income	$6,594	$4,458

Income per common share-Basic	$0.60	$0.53

Income per common share-Diluted	$0.60	$0.52

Dividends declared per share	$0.28	$0.23

Average shares outstanding	11,816,619	11,730,461

See notes to unaudited consolidated financial statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net Income	$7,100	$6,228

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	974	878
Provision for loan losses	905	938
Amortization of intangible assets	409	395
Other prepaids, deferrals and accruals, net	(574)	(7,183)

Total adjustments	1,714	(4,972)

Net cash provided by operating activities	8,814	1,256

INVESTING ACTIVITIES
Net decrease of federal funds sold	12,285	—
Proceeds from maturities of securities available for sale	22,755	29,101
Purchase of securities available for sale	(34,097)	(28,360)
Proceeds from sales of securities available for sale	6,152	83
Net increase in loans	(85,179)	(19,809)
Purchase of premises and equipment	(1,420)	(1,643)

Net cash used in investing activities	(79,504)	(20,628)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	49,639	(27,337)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(1,143)	(3,546)
Increase (decrease) in other borrowings	(15,129)	19,264
Dividends paid	(3,033)	(2,737)
Purchase of treasury shares	(182)	(335)
Proceeds from exercise of stock options	886	—

Net cash provided by (used in) financing activities	31,038	(14,691)

Net decrease in cash and due from banks	$(39,652)	$(34,063)
Cash and due from banks at beginning of period	97,670	80,480

Cash and due from banks at end of period	$58,018	$46,417

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

Note 1 - Basis of Presentation & Accounting Policies

ABC Bancorp, (together with its subsidiaries, the “Company” or “ABC”) is a financial holding company headquartered in Moultrie, Georgia. ABC owns and operates 12 separately subsidiary chartered banks, having a total of thirty-seven branches in Georgia, Florida and Alabama. Our business model capitalizes on the efficiencies of a billion dollar financial services company while still providing the community with the personalized banking service expected by our customers. We manage our banks through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. ABC’s board of directors and senior managers establish corporate policy, strategy and certain administrative policies. Within ABC’s established guidelines and policies, each subsidiary Bank’s board and senior managers make lending and community-specific decisions. This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for ABC have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for allowance for loan losses are deemed critical since they involve the use of estimates and require significant management judgments. Losses on loans result from a broad range of causes from borrower specific problems, to industry issues and to the impact of the economic environment. The identification of these factors that lead to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact on the estimate of losses. Management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

Note 2 - Acquisitions

On July 1, 2005, ABC Bancorp announced the signing of a definitive agreement to acquire First National Banc, Inc. (“First National”) is headquartered in St. Marys, Georgia and has banking operations in St. Marys, Georgia and Orange Park, Florida. First National had assets totaling approximately $255 million at May 31, 2005. Under the terms of the agreement, First National shareholders may elect to receive cash or ABC common stock as consideration with the stock portion limited to 65% of the total consideration. ABC expects the transaction will close during the fourth quarter of 2005 and will be accretive to its 2006 earnings.

The acquisition has been approved by the Board of Directors of each company and is subject to the approval of First National shareholders, receipt of regulatory approval and other customary closing conditions. ABC expects that, at the time of the closing of the transaction, it will merge First National’s St. Marys and Orange Park banks into one of its existing subsidiary banks.

Note 3 - Stock Split

On February 17, 2005, ABC announced that its Board of Directors approved a six for five stock split on outstanding ABC common stock shares at the Board’s February meeting. The additional shares were payable March 31, 2005 to shareholders of record at the close of business on March 15, 2005.

All information concerning earnings per share, dividends per share and number of shares outstanding has been adjusted to give effect to this split.

Note 4 - Investment Securities

ABC’s investment policy blends the needs of the Company’s liquidity and interest rate risk with its desire to improve income and provide funds for expected growth in loans. Under this policy, the Company generally invests in obligations of the United States Treasury or other governmental or quasi-governmental agencies. ABC’s portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited. For a small portion of ABC’s portfolio where there has been determined to be present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risks to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2005 and December 31, 2004 are presented below:

	June 30, 2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$99,551	$246	$416	$99,381
State and municipal securities	3,853	68	8	3,913
Corporate debt securities	11,954	116	32	12,038
Mortgage backed securities	103,562	63	1,103	102,522
Marketable equity securities	567	0	50	517

	$219,487	$493	$1,609	$218,371

	December 31, 2004
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$78,143	$235	$151	$78,227
State and municipal securities	4,113	99	0	4,212
Corporate debt securities	18,032	112	13	18,131
Mortgage-backed securities	113,221	173	754	112,640
Marketable equity securities	788	0	50	738

	$214,297	$619	$968	$213,948

Note 5 - Loans

The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans. As of June 30, 2005, ABC’s loan portfolio consisted of 76.45% real estate-related loans, 4.00% agriculture-related, 12.18% commercial and financial loans, and 6.02% consumer installment loans. ABC concentrates the majority of its lending activities on real estate loans where the historical loss percentages have been low. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond ABC’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

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

Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed assets. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	June 30, 2005	December 31, 2004
Commercial and financial	$117,230	$136,229
Agricultural	38,541	28,198
Real estate-construction	133,014	94,043
Real estate-mortgage, farmland	71,826	64,245
Real estate-mortgage, commercial	269,158	253,001
Real estate-mortgage, residential	261,799	235,431
Consumer installment loans	55,966	60,884
Other	14,878	5,043

	$962,412	$877,074

Note 6 - Allowance for Loan Losses

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

ABC has developed a methodology for determining the adequacy of the loan loss reserve which is followed by all of its subsidiary banks and monitored by ABC’s senior credit officer and internal audit staff. Procedures provide for the assignment of a risk rating for every loan included in ABC’s total loan portfolio. The risk rating schedule provides eight ratings, of which three ratings are classified as pass ratings and five ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer. As a result of loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. In management’s opinion, the reserve for loan losses at June 30, 2005 was adequate to absorb potential losses in the portfolio.

The provision for loan losses is a charge or credit to earnings in the current period to maintain a level of reserve management determines to be adequate. The provision for loan losses charged to earnings amounted to $905,000 in the second quarter of 2005 compared to $938,000 in the second quarter of 2004. Factors affecting the level of the provision in the current quarter are discussed further in the Management’s Discussion and Analysis portion of this report.

Activity in the allowance for loan losses for the six months ended June 30, 2005 and June 30, 2004 is as follows:

(dollars in thousands)	June 30, 2005	June 30, 2004
Balance, January 1	$15,493	$14,963
Provision for loan losses charged to expense	905	938
Loans charged off	971	1,515
Recoveries of loans previously charged off	1,130	820

Balance, June 30	$16,557	$15,206

The following table sets forth, for the periods indicated, certain ratios related to the Company’s charge-offs, allowance for loan losses and outstanding loans:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Ratios:
Net charge-offs (recoveries) to average net loans	0.02%	0.08%	(0.02%)	0.08%
Net charge-offs (recoveries) to period-end net loans	0.02%	0.07%	(0.02%)	0.08%
Allowance for loan losses to average net loans	1.82%	1.83%	1.87%	1.83%
Allowance for loan losses to period-end net loans	1.75%	1.80%	1.75%	1.80%
Net charge-offs (recoveries) to loan loss allowance	1.04%	4.16%	(0.96%)	4.57%
Provision for loan losses to net charge-offs (recoveries)	437.79%	99.21%	(569.18%)	134.96%

Note 7 - Earnings per Share and Common Stock

Following is a summary of the information used in the computation of earnings per share:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Net earnings available to common stockholders – used in computation of basic and diluted earnings per common share	$3,500	$3,042	$7,100	$6,228
Weighted average number of common shares outstanding - used in computation of basic earnings per common share	11,850	11,728	11,817	11,730
Dilutive effect of stock options outstanding	108	151	105	145

Weighted average number of common shares outstanding plus effect of dilutive stock options – used in computation of diluted earnings per common share	11,958	11,879	11,922	11,875

Note 8 - Stock-Based Compensation

The Company applies the Accounting Practices Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Accordingly, no stock-based employee compensation cost is reflected in net income (except for compensation cost associated with restricted shares), as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Net income available to common stockholders
As reported:	$3,500	$3,042	$7,100	$6,228
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(15)	(20)	(30)	(40)

Pro forma net earnings available to common stockholders	$3,485	$3,022	$7,070	$6,188

Earnings per share:
Basic - as reported	$.30	$0.26	$.60	$.53

Basic - pro forma	$.30	$0.26	$.60	$.53

Diluted - as reported	$.29	$0.26	$.60	$.52

Diluted - pro forma	$.29	$0.25	$.59	$.52

On March 10, 2005, the Board of Directors approved the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, (the “Plan”) which was also approved by the shareholders at their annual meeting held on May 17, 2005. The Plan allows the Company to continue to provide equity compensation to employees in order to enable the Company to attract and retain qualified persons to serve as employees, to enhance their equity interest in the Company, and thereby to solidify their common interest with shareholders in enhancing the value and growth of the Company.

Note 9 - Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2005 and December 31, 2004.

	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2005 Actual	December 31, 2004 Actual
Tier 1 Capital (to Average Assets)	≥5%	≥4%	10.4%	10.4%
Tier 1 Capital (to Risk Weighted Assets)	≥6%	≥4%	13.4%	13.3%
Total Capital (to Risk Weighted Assets)	≥10%	≥8%	14.9%	15.0%

Management believes, as of June 30, 2005, that the Company met all capital requirements to which they are subject.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report of ABC contains forward-looking statements in addition to historical information. ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, ABC is required to note the variety of factors that could cause ABC’s actual results and experience to differ materially from the anticipated results or other expectations expressed in ABC’s forward-looking statements. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in ABC’s markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by ABC; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which ABC is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in ABC’s filings with the Securities and Exchange Commission. The words “believe”, “expect”, “anticipate”, “project”, and similar expressions signify such forward-looking statements.

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

Liquidity

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary banks of the Company (the “Banks”) maintain relationships with correspondent banks, which could provide funds to them on short notice, if needed. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Banks is equal to 20 percent of the Banks’ total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2005, there were $95.0 million in advances outstanding with the Federal Home Loan Bank. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the Banks’ residential 1-4 family mortgage real estate secured loans was done to bring the collateral availability up to approximately $178.8 million.

The Banks also have an unsecured overnight federal funds purchased accommodation up to a maximum of $41.5 million from two correspondent banks. Additionally, ABC has a line of credit with its principal correspondent bank in the amount of $5 million.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2005	March 31, 2005	December 31, 2004
Total securities to total deposits	21.08%	21.26%	21.69%
Total loans (net of unearned income) to total deposits	92.91%	89.52%	88.93%
Interest-earning assets to total assets	92.40%	92.04%	92.11%
Interest-bearing deposits to total deposits	85.43%	85.22%	84.78%

The liquidity resources of the Company are monitored continuously by the Company’s Board-authorized Asset and Liability Management Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at June 30, 2005 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

At June 30, 2005, ABC had no material binding commitments for capital expenditures. The Company anticipates normal capital expenditures will be required during the remainder of 2005, but does not believe these amounts will be significant.

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

Net Income

Net income increased $458,000, or 15.1%, for the second quarter of 2005 compared to the second quarter of 2004. Net income increased $872,000, or 14.0%, for the first half of 2005 compared to the first half of 2004. Following is selected information for quarterly and year-to-date comparison:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Results of Operations:
Return on average assets	1.10%	1.06%	1.12%	1.07%
Return on average equity	11.29%	10.50%	11.55%	10.78%
Net Interest Income
Yield on average interest-earning assets (TE)	6.31%	5.79%	6.19%	5.82%
Cost of average interest bearing funds	2.42%	2.07%	2.31%	2.07%
Net interest spread (TE)	3.89%	3.72%	3.88%	3.75%
Net interest margin (TE) (net interest income on a tax-equivalent basis divided by average interest-earning assets)	4.29%	4.07%	4.25%	4.10%

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net interest income	$12,569	$10,788	$24,692	$21,749
Provision for loan losses	753	627	905	938
Other income	3,552	3,295	7,156	6,629
Other expense	10,131	8,920	20,290	18,159

Income before income taxes	5,237	$4,536	10,653	9,281
Applicable income taxes	1,737	1,494	3,553	3,053

Net income	$3,500	$3,042	$7,100	$6,228

Net Interest Income

Net interest income is the primary component of consolidated earnings. Interest-earning assets consist of loans, investment securities, interest bearing deposits in other banks and federal funds sold. Interest-bearing liabilities consist of deposits and borrowings, such as federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank advances and subordinated deferrable interest debentures. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds and on loans to states and municipalities. This tax-exempt income and its resultant yields are stated on a taxable-equivalent basis in order to be comparable to taxable investments and loans.

Net interest income for the three months ended June 30, 2005 increased $1.8 million, or 16.5% as compared to the same time period last year, and was $2.9 million, or 13.5% higher for the six months ended June 30, 2005. ABC’s net interest margin was 4.29% for the three months ended June 30, 2005, 22 basis points wider than the same time period a year ago and 15 basis points more than the six months ended June 30, 2004. Compared to the three months ended June 30, 2005, average earning assets increased $110.4 million, which was one of the factors contributing to the $1.8 million increase in net interest income. The prime rate as published in the Wall Street Journal increased 25 basis points during the three months ended June 30, 2004 while the prime rate increased 50 basis points during the same time period for this year. Many of the Banks’ loans are indexed to this floating rate; therefore, the higher level of prime rate in the second quarter of 2005 compared to the comparative period in 2004 did result in a higher average yield in the loan portfolio. This led to the increase in yield on average earning assets from 5.79% for the three months ended June 30, 2004 to 6.31% for the three months ended June 30, 2005, which is a 52 basis points increase. Cost of funds during the same time period increased from 2.07% to 2.42%, which is a 35 basis point increase. ABC’s average interest bearing liabilities increased $97.0 million from June 30, 2004 to June 30, 2005. Because the yield on average earning assets increased 52 basis points while the cost of funds was held to an increase of only 35 basis points, the net interest margin increased from 4.07% for the three months ended June 30, 2004 to 4.29% for the same time period in 2005.

Net interest income increased $2.9 million, or 13.5%, for the six months ended June 30, 2005 over the same time period a year ago. The prime rate as published in the Wall Street Journal began 2004 at 4.00% and remained at that rate until June 2004 when it increased 25 basis points. During the same time period in 2005, the prime rate has increased a total of 100 basis points from January to June. Many of the Bank’s loans are indexed to this floating rate; therefore, the higher level of prime rate in the second quarter of 2005 compared to the comparative period in 2004 resulted in a higher average yield in the loan portfolio. The higher interest rates will increase our net interest margin. A higher prime rate directly affects yields on the loans that are tied to the prime rate index and new loans not indexed to prime are priced reflective of overall higher asset yields. The average yield on interest-earning assets for the first six months of 2005 was 6.19%, which was an increase of 37 basis points compared to the 5.82% yield earned during the first six months of 2004. The average cost of interest-bearing liabilities increased 35 basis points from 2.07% during the first six months of 2004 to 2.42% for the comparable period in 2005. ABC’s net interest margin increased to 4.25% in the first six months of 2005 compared to 4.10% in the first six months of 2004. Compared to the six months ended June 30, 2005, average earning assets increased $99.7 million, which contributed to the $2.9 million increase in net interest income.

The loan to deposit ratio was maintained at 97.8% and 92.9% for the six months ended June 30, 2004 and 2005, respectively. In addition, loans comprised as of June 30, 2004 and 2005 approximately 80% of the earning asset base.

Provision for Loan Losses

The provision for loan losses is a charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the loan portfolio.

The provision for loan losses increased $126,000, or 20% for the three months ended June 30, 2005 compared to the same time period last year. The provision for loan losses decreased $33,000 for the six months ended June 30, 2005 compared to the same time period last year. The lower provision for loan losses in 2005 is primarily attributable to the decrease in net loan charge-offs (recoveries) which was $854,000 less for the six months ended June 30, 2005 compared to the same time period from last year. Some of the decrease was offset by growth in the loan portfolio, which was 10% for the six months ended June 30, 2005. Total loans outstanding grew $85.3 million, or 9.7%, during the six months ended June 30, 2005, as compared to only $19.1 million, or 2.3%, during the same time period in 2004.

Management will continue to monitor the credit quality of the loan portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

Non-Interest Income

Following is a comparison of non-interest income for the three months and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Service charges on deposits	$2,625	$2,533	$5,043	$5,009
Other service charges, commissions and fees	881	639	1,741	1,406
Other income	46	65	311	156
Gain on sale of securities	0	58	61	58

Total non-interest income	$3,552	$3,295	$7,156	$6,629

Non-interest income for the three months ended June 30, 2005 was $3,552,000. This represents a $257,000, or 7.8%, increase over the prior year quarter which totaled $3,295,000. The increase in non-interest income is primarily attributable to the $242,000 increase in other service charges, commissions and fees. The increase in other service charges, commissions and fees is primarily due to an increase in brokerage income of $162,000 and an increase in mortgage income of $57,000. Both increases in the brokerage income and mortgage income are primarily a result of volume increases in these areas.

Non-interest income for the first six months of 2005 was up $527,000, or 7.9%, compared to the same time period a year ago. The primary factors impacting the higher levels of non-interest income as compared to the same time period a year ago are an increase of $335,000 in other service charges, commissions and fees and an increase of $155,000 in other income. The difference in other service charges, commissions and fees include an increase in brokerage income of $207,000 and an increase of $84,000 in mortgage income, which are both due to volume increase in these areas. Driving the higher levels of other income from the prior year were increases in the Company’s rebate received from our check supplier.

Non-Interest Expense

Following is an analysis of non-interest expense for the three months and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Salaries and employee benefits	$5,665	$4,958	$11,603	$10,181
Occupancy and equipment expense	1,273	1,212	2,475	2,339
Amortization of intangible assets	198	198	409	395
Other expense	2,995	2,552	5,803	5,244

Total non-interest expense	$10,131	$8,920	$20,290	$18,159

Operating expenses for the three months ended June 30, 2005 were $1,211.000, or 13.6% higher compared to the same period a year ago. The increase in non-interest expense is attributable to salaries and employee benefits increasing $707,000, net occupancy and equipment increasing $61,000 and other expenses increasing $443,000. The increase in salaries and employee benefits is related to normal increases in salaries and employee benefits during the course of business and additional employees added due to the Citizens Bank~Wakulla acquisition which closed in the fourth quarter of 2004. Salary and wages expense per employee increased from $10,160 for the three months ended June 30, 2004 to $10,628 for the same time period this year, which represents a 4.6% increase.

Other expense increased $443,000 during the three months ended June 30, 2005 when compared to the same time period for 2005. This difference is due to an increase of $129,000 in public relations and marketing expense, an increase of $201,000 in proof and credit related expenses, an increase of $126,000 in general and administrative expenses and a decrease of $15,000 in bank operating expense. In this category of other expense, the acquisition of Citizens Bank~Wakulla accounted for $259,000 of the increase due to expenses that are attributable to normal bank expenses as well as an increase in amortization expense and conversion costs related to this transaction. The remainder of the increase was primarily attributable to an increase of business development and marketing expense in which this increase in expense was planned and budgeted for in the three months ended June 30, 2005.

Non-interest expense for the first six months of 2005 was $20,290,000. This represents a $2,131,000 increase over the prior year period which totaled $18,159,000. The increase in non-interest expense is attributable to salaries and employee benefits increasing $1,422,000, net occupancy and equipment increasing $136,000, amortization expense increasing $14,000 and other expense increasing $559,000.

At June 30, 2005, ABC had 533 full-time equivalent employees compared to 488 full-time equivalent employees at June 30, 2004. The increase in staff was required to manage the growth of our organization as well as due to the 2004 Citizens Bank~Wakulla acquisition. When comparing assets/the number of full-time employees (FTE), ABC increased from $2,371 assets/per FTE in the six months ended 2004 to $2,449 assets/per FTE for the six months ended 2005, which represents an increase of 3.3%.

Salaries and employee benefits for the six months ended June 30, 2005 were $1.42 million higher than during the same period in 2004. Of this increase, $406,000 is related to the acquisition of Citizens Bank~Wakulla. The other $1,016,000 increase was attributable to a 16.9% increase in health and life insurance premiums, a 6.15% increase in salaries and employee benefits (excluding Citizens Bank~Wakulla), and an increase in ABC’s incentive programs which were created to promote production and to retain and hire qualified employees in our organization.

Amortization of intangible assets was $14,000 higher for the six months ended June 30, 2005 as compared to the quarter ended June 30, 2004, which is due to additional expense related to the purchase of Citizens Bank~Wakulla. Occupancy and equipment expense increased $136,000 to $2.48 million for the second quarter of 2005 as compared to the second quarter of 2004. The Citizens Bank~Wakulla acquisition accounted for $133,000 of that increase.

Other expenses for the six months ended June 30, 2005 increased $559,000 when compared to the same time period for 2005. This difference is due to an increase of $192,000 in public relations and marketing expense, an increase of $239,000 in proof and credit related expenses, an increase of $224,000 in general and administrative expenses and an increase of $38,000 in bank operating expense. In this category of other expense, the acquisition of Citizens Bank~Wakulla accounted for $435,000 of the increase due to expenses that are attributable to normal bank expenses as well as an increase in amortization expense and conversion costs related to this transaction. A portion of the increase was attributable to an increase in business development and marketing expense, which was planned and budgeted for in the six months ended June 30, 2005.

The Company’s efficiency ratio (expressed as operating expenses as a percent of total revenue) decreased to 63.71% for the six months ended June 30, 2005 from 63.99% for the six months ended June 30, 2004.

Income Taxes

The effective federal income tax rate of ABC continues to be less than the statutory rate of 35%, due primarily to tax-exempt interest income. For the six months ended June 30, 2004 and 2005, the effective federal income tax rate was approximately 33%.

Comparison of Balance Sheets

Total assets were $1.305 billion at June 30, 2005, an increase from $1.268 billion at December 31, 2004. Earning assets totaled $1.206 billion, or 92.41% of total assets, at June 30, 2005, compared to $1.168 billion, or 92.11% of total assets, at December 31, 2004.

Total loans outstanding were $962.4 million at June 30, 2005, compared to $877.1 million at December 31, 2004. Loans comprised 79.77% and 75.09% of earning assets at June 30, 2005 and December 31, 2004, respectively.

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

The allowance for loan losses totaled $16.56 million and $15.49 million as of June 30, 2005 and December 31, 2004, respectively. The allowance for loan losses as a percentage of total loans was 1.72% and 1.77% as of June 30, 2005 and December 31, 2004, respectively.

Total deposits increased by $50 million, or 5.03%, to $1.036 billion at June 30, 2005 from $986.2 million at December 31, 2004. Approximately 14.58% and 15.21% of deposits were non-interest-bearing as of June 30, 2005 and December 31, 2004, respectively.

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

Non-performing assets were as follows:

(dollars in thousands)	June 30, 2005	December 31, 2004
Total nonaccrual loans	$4,386	$5,640
Accruing loans delinquent 90 days or more	0	44

Total non-performing loans	$4,386	$5,684

Other real estate owned and repossessed collateral	736	476
Total non-performing assets	$5,122	$6,160

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 8.96% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 10.54% if rates decline over the next year.

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

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2005, ABC issued to Edwin W. Hortman, Jr., pursuant to the Company’s 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, (i) a qualified stock option to purchase 18,500 shares of the Company’s common stock at an exercise price of $18.00 per share (each, an “Option” and, collectively, the “Options”) and (ii) 20,000 restricted shares of the Company’s common stock (each, a “Restricted Share” and, collectively, the “Restricted Shares”). Each Restricted Share and each Option vests with respect to one-fifth of the Restricted Shares or the underlying shares of ABC’s common stock, as applicable, on each of January 31, 2006, January 31, 2007, January 31, 2008, January 31, 2009 and January 31, 2010. Vested Options first become exercisable on January 31, 2010, unless otherwise accelerated in connection with a termination of employment or a change of control of ABC. Vesting of the Restricted Shares and the Options is subject to the Company’s satisfaction of certain performance targets to be established each year by the Board of Directors of the Company.

The Options and Restricted Shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. The Company based such reliance upon factual representations made by Mr. Hortman regarding his investment intent and sophistication, among other things.

Item 4.	Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders of the Company was held on May 17, 2005. At this meeting, proxies were solicited pursuant to Regulation 14A under the Exchange Act. Total shares outstanding, net of 1,314,430 shares held in treasury, amounted to 11,855,622. A total of 7,792,738 shares (65.73% of total shares outstanding) were represented by shareholders in attendance at the meeting or by proxy.

The following director nominees were elected by a plurality vote (listed as follows) to serve as Class II directors until the annual meeting to be held in 2008:

J. Raymond Fulp, 7,455,514 for, 337,224, withholding authority, 95.67% in favor

Robert P. Lynch, 7,473,412 for, 319,326, withholding authority, 95.90% in favor

Henry C. Wortman, 7,468,514 for, 324,224 withholding authority, 95.84% in favor

Brooks Sheldon, 7,442,526 for, 350,212 withholding authority, 95.51% in favor

The following director nominee was elected by a plurality vote (listed as follows) to serve as a Class III director until the annual meeting to be held in 2006:

Glenn A. Kirbo, 7,471,129 for, 321,609 withholding authority, 95.87% in favor.

Ratification of the appointment of Mauldin & Jenkins, Certified Public Accountants and Consultants, LLC, as the Company’s independent accountants for the fiscal year ended December 31, 2004 by a vote of 7,724,866 for, 51,988 against, and 15,884 abstaining, representing 99.13% in favor.

Approval of the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan by a vote of 4,364,334 for, 1,363,461 against, 52,921 abstaining, and 2,012,022 broker non-votes, representing 56.01% in favor.

Approval to transact any other business to come before the Annual Meeting by a vote of 6,541,946 for, 1,148,066 against, 102,726 abstaining, representing 83.95% in favor.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger by and among ABC Bancorp, The First Bank of Brunswick, First National Banc, Inc., First National Bank, St. Marys, Georgia and First National Bank, Orange Park, Florida

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABC BANCORP

Date: August 9, 2005	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among ABC Bancorp, The First Bank of Brunswick, First National Banc, Inc., First National Bank, St. Marys, Georgia and First National Bank, Orange Park, Florida

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer