Form 10-Q
period 2005-09-30
ABC BANCORP
filed 2005-11-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13901

ABC BANCORP

(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

24 SECOND AVE., SE MOULTRIE, GA 31768

(Address of principal executive offices)

(229) 890-1111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 11,865,991 shares of Common Stock outstanding as of November 2, 2005.

ABC BANCORP

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	(Unaudited)	(Audited)	(Unaudited)
	September 30 2005	December 31 2004	September 30 2004
Assets
Cash and due from banks	$47,548	$40,339	$44,281
Federal funds sold & interest bearing balances	42,021	69,616	24,938
Securities available for sale, at fair value	207,832	213,948	186,586

Loans	1,004,614	877,074	870,418
Less: allowance for loan losses	17,261	15,493	15,271

Loans, net	987,353	861,581	855,147

Premises and equipment, net	28,355	27,772	26,469
Intangible assets, net	3,091	3,706	2,694
Goodwill	25,054	24,325	19,231
Other assets	29,185	26,706	25,645

	$1,370,439	$1,267,993	$1,184,991

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$153,946	$150,090	$131,931
Interest-bearing demand	312,880	325,500	282,297
Savings	70,911	74,197	68,937
Time deposits	535,440	436,437	406,367

Total deposits	1,073,177	986,224	889,532
Federal funds purchased & securities sold under agreements to repurchase	5,448	7,530	4,311
Other borrowings	121,130	110,366	130,393
Other liabilities	8,507	7,367	6,513
Subordinated deferrable interest debentures	35,567	35,567	35,567

Total liabilities	1,243,829	1,147,054	1,066,316

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 13,184,065, 13,070,578 and 13,039,106 shares outstanding at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	13,184	13,071	10,866
Capital surplus	46,202	45,073	46,740
Retained earnings	79,791	73,768	71,352
Accumulated other comprehensive income	(1,490)	(230)	548
Unearned compensation	(603)	(523)	(611)

	137,084	131,159	128,895
Treasury stock, at cost, 1,318,074, 1,304,430 and 1,304,430 shares at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	(10,474)	(10,220)	(10,220)

Total stockholders’ equity	126,610	120,939	118,675

	$1,370,439	$1,267,993	$1,184,991

See notes to unaudited consolidated financial statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$18,140	$14,274	$49,402	$41,700
Interest on taxable securities	2,138	1,805	6,361	5,285
Interest on nontaxable securities	40	41	120	127
Interest on deposits in other banks	46	—	94	—
Interest on federal funds sold	130	76	670	193

	20,494	16,196	56,647	47,305

Interest expense
Interest on deposits	4,861	2,811	12,391	8,275
Interest on federal funds purchased and securities sold under agreements to repurchase	24	15	65	47
Interest on other borrowings	2,297	2,074	6,187	5,938

	7,182	4,900	18,643	14,260

Net interest income	13,312	11,296	38,004	33,045
Provision for loan losses	718	878	1,623	1,816

Net interest income after provision for loan losses	12,594	10,418	36,381	31,229

Other income
Service charges on deposit accounts	2,690	2,630	7,733	7,639
Other service charges, commissions and fees	843	586	2,584	1,992
Other	121	73	432	229
Gain on sale of securities	—	—	61	58

	3,654	3,289	10,810	9,918

Other expense
Salaries and employee benefits	5,675	5,096	17,278	15,277
Equipment and occupancy expense	1,423	1,230	3,898	3,569
Amortization of intangible assets	204	197	613	592
Other operating expenses	3,075	2,604	8,878	7,848

	10,377	9,127	30,667	27,286

Income before income taxes	5,871	4,580	16,524	13,861
Applicable income taxes	1,966	1,495	5,519	4,548

Net income	$3,905	$3,085	$11,005	9,313

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net of tax	$(754)	$1,796	$(1,220)	$64
Reclassification adjustment for (gains) included in net income, net of tax	$—	$—	$(40)	$(38)

Comprehensive income	$3,151	$4,881	$9,745	$9,339

Income per common share-Basic	$0.33	$0.26	$0.93	$0.79

Income per common share-Diluted	$0.33	$0.26	$0.92	$0.78

Dividends declared per share	$0.14	$0.12	$0.42	$0.35

Average shares outstanding	11,865,107	11,741,988	11,832,959	11,734,331

See notes to unaudited consolidated financial statements.

ABC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in Thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,005	$9,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,520	1,338
Provision for loan losses	1,623	1,816
Amortization of intangible assets	613	592
Other prepaids, deferrals and accruals, net	(1,462)	(2,200)

Net cash provided by operating activities	13,299	10,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease of federal funds sold & interest bearing deposits	27,595	10,688
Proceeds from maturities of securities available for sale	36,165	39,257
Purchase of securities available for sale	(38,360)	(35,291)
Proceeds from sales of securities available for sale	6,402	83
Net increase in loans	(127,395)	(31,387)
Purchases of premises and equipment	(2,103)	(2,270)

Net cash used in investing activities	(97,696)	(18,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	86,953	(16,992)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(2,082)	(3,900)
Increase in other borrowings	10,764	32,848
Dividends paid	(4,694)	(4,107)
Purchase of treasury shares	(254)	(361)
Proceeds from exercise of stock options	919	—

Net cash provided by financing activities	91,606	7,488

Net increase(decrease) in cash and due from banks	$7,209	$(573)
Cash and due from banks at beginning of period	40,339	44,854

Cash and due from banks at end of period	$47,548	$44,281

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

Note 1 - Basis of Presentation & Accounting Policies

ABC Bancorp (together with its subsidiaries, the “Company” or “ABC”) is a financial holding company headquartered in Moultrie, Georgia. ABC owns and operates 12 separately chartered subsidiary banks, having a total of thirty-seven branches in Georgia, Florida and Alabama. Our business model capitalizes on the efficiencies of a billion dollar financial services company while still providing the community with the personalized banking service expected by our customers. We manage our banks through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. ABC’s board of directors and senior managers establish corporate policy, strategy and certain administrative policies. Within ABC’s established guidelines and policies, each subsidiary bank’s board and senior managers make lending and community-specific decisions. This approach allows the bankers closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for ABC have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. Any adjustments or reclassifications had no effect on net income or stockholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Corporate Restructuring and Acquisitions

On August 31, 2005, ABC Bancorp announced its intentions to begin consolidating its subsidiary bank charters across Georgia, Alabama and northern Florida into a single charter. In addition to the charter consolidation effort, ABC announced intentions to re-brand the Company and its surviving bank subsidiary with a single identity. In connection with these activities, ABC anticipates recording an after-tax charge to earnings during the fourth quarter of 2005 of approximately $0.14 per share. These costs are necessary to reengineer procedures to accommodate a more efficient single bank, rename the Company and aggressively market the uniform brand in and around our existing markets and begin gaining efficiencies through improved utilization of employees.

On July 1, 2005, ABC Bancorp announced the planned acquisition of First National Banc, Inc., a two bank holding company with assets of approximately $265 million as of September 30, 2005. First National Banc’s banking subsidiaries include the market leader in St. Marys, Georgia, and the largest community bank in Orange Park, Florida. The combination of the charter consolidation initiative and this pending merger will create a single bank having approximately $1.65 billion in total assets. The proposed merger with First National Banc is subject to shareholder and regulatory approval and is expected to close before the end of 2005.

Note 3 – Stock Split

On February 17, 2005, ABC announced that its board of directors approved a six-for-five stock split on outstanding shares of ABC’s common stock at the board’s February, 2005 meeting. The additional shares were payable March 31, 2005 to shareholders of record at the close of business on March 15, 2005.

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2005, December 31, 2004 and September 30, 2004 are presented below:

	September 30, 2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$103,555	$64	$940	$102,679
State and municipal securities	3,851	58	8	3,901
Corporate debt securities	9,252	73	44	9,281
Mortgage backed securities	92,863	29	1,436	91,456
Marketable equity securities	567	—	52	515

	$210,088	$224	$2,480	$207,832

	December 31, 2004
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$78,143	$235	$151	$78,227
State and municipal securities	4,113	99	—	4,212
Corporate debt securities	18,032	112	13	18,131
Mortgage-backed securities	113,221	173	754	112,640
Marketable equity securities	788	—	50	738

	$214,297	$619	$968	$213,948

	September 30, 2004
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$71,844	$570	$11	$72,403
State and municipal securities	3,676	14	—	3,821
Corporate debt securities	19,818	198	6	20,010
Mortgage-backed securities	89,851	359	376	89,834
Marketable equity securities	567	—	49	518

	$185,756	$1,272	$442	$186,586

Note 5 - Loans

The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans. As of September 30, 2005, ABC’s loan portfolio consisted of 76.33% real estate-related loans, 4.21% agriculture-related, 13.51% commercial and financial loans, and 5.49% consumer installment loans. ABC concentrates the majority of its lending activities on real estate loans where the historical loss percentages have been low. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond ABC’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

The Company evaluates loans for impairment when a loan is risk rated as substandard or doubtful. The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the estimated fair value of the collateral. In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value. Impairment with regard to substantially all of ABC’s impaired loans has been measured based on the estimated fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy. At the time the contractual payments on a loan are deemed to be uncollectible, ABC’s policy is to record a charge-off against the allowance for loan losses.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Commercial and financial	$135,767	$136,229	$138,543
Agricultural	42,306	28,198	36,553
Real estate-construction	162,525	94,043	86,976
Real estate-mortgage, farmland	76,975	64,245	75,556
Real estate-mortgage, commercial	265,854	253,001	244,938
Real estate-mortgage, residential	261,496	235,431	222,760
Consumer installment loans	55,166	60,884	60,042
Other	4,525	5,043	5,050

	$1,004,614	$877,074	$870,418

Note 6 - Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2005, for the year ended December 31, 2004 and for the nine months ended September 30, 2004 is as follows:

(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Balance, January 1	$15,493	$14,963	$14,963
Provision for loan losses charged to expense	1,623	1,786	1,816
Loans charged off	(1,292)	(3,576)	(2,781)
Recoveries of loans previously charged off	1,437	1,665	1,273
Allowance for loan losses of acquired subsidiary	—	655	—

Ending balance	$17,261	$15,493	$15,271

Note 7 - Earnings per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months and nine months ended September 30:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	(share data in thousands)
Basic	11,865	11,742	11,833	11,734
Dilutive effect of stock options outstanding	126	132	108	136

Diluted	11,991	11,874	11,941	11,870

Note 8 - Stock- Based Compensation

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

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Net income available to common stockholders As reported:	$3,905	$3,085	$11,005	$9,313
Deduct: Total stock-based employee compensation expense determined under fair value method,net of related tax effects	(15)	(20)	(45)	(60)

Pro forma net earnings available to common stockholders	$3,890	3,065	10,960	9,253

Earnings per share:
Basic - as reported	$.33	.26	.93	.79

Basic - pro forma	$.33	.26	.93	.79

Diluted - as reported	$.33	.26	.92	.78

Diluted - pro forma	$.32	.26	.92	.78

On March 10, 2005, the Company’s board of directors approved the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (the “Plan”), which was also approved by the shareholders at their annual meeting held on May 17, 2005. The Plan allows the Company to continue to provide equity compensation to employees in order to attract and retain qualified persons to serve as employees, to enhance their equity interest in the Company, and thereby to solidify their common interest with shareholders in enhancing the value and growth of the Company.

Note 9 – Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as are used for on-balance-sheet instruments.

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

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties, on those commitments for which collateral is deemed necessary.

The following represent the Company’s commitments to extend credit and standby letters of credit:

(dollars in thousands)	September 30, 2005	September 30, 2004
Commitments to extend credit	$133,368	$110,120
Standby letters of credit	4,558	2,774

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report (this “report”) of ABC Bancorp (“ABC” or the “Company”) contains forward-looking statements in addition to historical information. ABC cautions that there are various important factors that could cause actual results to differ materially from those indicated in such forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

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

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of ABC as reflected in the unaudited consolidated statement of condition as of September 30, 2005 as compared to December 31, 2004 and operating results for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Overview

The Company’s total assets increased $102.4 million, or 8.08%, since December 31, 2004. Federal funds sold decreased $27.6 million primarily due to an increase in loan demand. Loans increased 14.54%, or $127.5 million, since December 2004, while the Company’s investment portfolio decreased $6.1 million. Total deposits increased by 8.82%, or $87.0 million, due primarily to an ongoing deposit campaign and the use of brokered and national deposits.

The growth in the balance sheet and earning assets contributed to solid growth in net interest income. Net interest income for the three months ended September 30, 2005 increased 17.8% to $13.3 million from $11.3 million for the three months ended September 30, 2004. For the nine-month period, net interest income increased 15.0% to $38.0 million from the $33.0 million recorded during the same time period in 2004. Total interest income for the nine-month period increased 19.75% to $56.6 million. This increase in interest income is the result of several factors, the most significant of which is the growth in earning assets.

Return on average equity for the three and nine months ended September 30, 2005 was 12.40% and 11.84% on average equity of $126.0 million and $123.9 million, respectively. This compares to 10.54% and 10.70% on average equity of $117.1 million and $116.0 million, respectively, for the same periods in 2004. Return on average assets for the three and nine months ended September 30, 2005 was 1.18% and 1.14%, respectively. This compares to 1.06% and 1.07% for the same periods in 2004.

The following table sets forth unaudited selected financial data as of and for the three and nine months ending September 30, 2005 and 2004. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the additional information contained in this section of this report.

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2005	2004	2005	2004
Results of Operations:
Net interest income	$13,312	$11,296	$38,004	$33,045
Net interest income (tax equivalent)	13,390	11,413	38,224	33,314
Provision for loan losses	718	878	1,623	1,816
Non-interest income	3,654	3,289	10,810	9,918
Non-interest expense	10,377	9,127	30,667	27,286
Net income	3,905	3,085	11,005	9,313
Selected Average Balances:
Loans, net of unearned income	981,895	864,540	927,498	851,673
Investment securities	220,283	194,719	221,556	196,502
Earning assets	1,222,554	1,081,315	1,185,909	1,072,362
Deposits	1,049,869	886,597	1,015,140	886,983
Shareholders’ equity	126,005	117,072	123,972	116,045
Period-End Balances:
Loans, net of unearned income	1,004,614	870,418	1,004,614	870,418
Earning assets	1,262,849	1,088,758	1,262,849	1,088,758
Total assets	1,370,439	1,184,991	1,370,439	1,184,991
Deposits	1,073,177	889,532	1,073,177	889,532
Long-term obligations	156,697	165,960	156,697	165,960
Shareholders’ equity	126,610	118,675	126,610	118,675
Per Common Share:
Earnings per share-Basic	0.33	0.26	0.93	0.79
Earnings per share – Diluted	0.33	0.26	0.92	0.78
Book value per share at end of period	10.67	10.11	10.67	10.11
End of period shares outstanding	11,865,991	11,734,676	11,865,991	11,734,676
Weighted average shares outstanding
Basic	11,865,107	11,741,988	11,832,959	11,734,331
Diluted	11,990,917	11,873,929	11,941,051	11,870,319
Stock Performance:
Market Price:
Closing	19.19	16.81	19.19	16.81
High	20.18	16.88	20.18	17.13
Low	17.91	14.05	15.43	13.58
Trading volume (avg daily)	14,611	14,402	16,666	17,310
Cash dividends per share	0.14	.12	.42	.35
Price to earnings	14.54	16.16	15.48	16.01
Price to book value	1.80	1.66	1.80	1.66
Performance Ratios:
Return on average assets	1.18%	1.06%	1.14%	1.07%
Return on average equity	12.40%	10.54%	11.84%	10.70%
Average loans as percentage of average deposits	93.53%	97.51%	91.37%	96.02%
Net interest margin (tax equivalent)	4.38%	4.22%	4.30%	4.14%
Average equity to average assets	9.52%	10.04%	9.62%	10.00%
Efficiency ratio	61.16%	62.58%	62.82%	63.51%

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Interest Income

Interest income for the three months ended September 30, 2005 was $20.5 million, an increase of $4.3 million, or 26.54%, compared to $16.2 million for the same period in 2004. Average earnings assets for the three month period increased $141.2 million, or 13.06%, to $1.22 billion as of September 30, 2005 compared to $1.08 billion as of September 30, 2004. Yield on average earning assets on a taxable equivalent basis increased 76 basis points to 6.75% from 5.99% for the quarters ended September 30, 2005 and 2004, respectively. The Company’s increase in interest income is primarily attributable to the 200 basis point increase in the prime rate from September 2004 to September 2005.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended September 30, 2005 was $7.2 million, a $2.3 million, or 46.57%, increase from September 30, 2004. While average interest bearing liabilities increased $124.5 million, or 13.61%, to $1.04 billion for the three months ended September 30, 2005 compared to $914 million for the three months ended September 30, 2004, the yield on average interest bearing liabilities increased 64 basis points to 2.77% from 2.13% as of September 30, 2005 and 2004, respectively. During 2005, ABC adopted a more aggressive position on deposit acquisition, which was implemented through the offering of new deposit products and higher than normal rates in certain of our markets. This more aggressive position is precipitated mainly by the expectation for continued growth in earning assets and has resulted in increased sales of deposits as well as higher incremental costs.

Net Interest Income

Net interest income for the three months ended September 30, 2005 increased $2.0 million, or 17.85% to $13.3 million compared to $11.3 million for the three-month period ending September 30, 2004. The increase was mainly attributable to growth in earning assets. The Company’s net interest margin, on a tax equivalent basis, increased to 4.38% for the three months ended September 30, 2005 compared to 4.22% as of September 30, 2004.

Provision for Loan Losses

The provision for loan losses was $718,000 for the three months ended September 30, 2005 as compared to $878,000 for the three-month period ending September 30, 2004. The decrease in the provision, despite solid loan growth during the quarter, was due to improvements in the Company’s credit quality as well as very low net charge-offs. Net charge-offs declined sharply during the quarter to $14,000 compared to $813,000 in the same quarter in 2004. Management believes that the present allowance for loan losses was adequate at September 30, 2005.

Non-interest Income

Non-interest income was $3.7 million for the three months ended September 30, 2005, an increase of $365,000, or 11.10%, compared to $3.3 million for the three months ended September 30, 2004. The majority of the increase in non-interest income is attributable to a $257,000 increase in other service charges, commissions and fees resulting from higher volumes in the Company’s brokerage and mortgage businesses.

Non-interest Expense

Non-interest expense for the three months ended September 30, 2005 was $1.3 million, or 13.70%, higher compared to the same period a year ago. The increase in non-interest expense is attributable to salaries and employee benefits increasing $579,000, net occupancy and equipment increasing $193,000 and other expenses, including amortization, increasing $478,000. The increase in salaries and employee benefits is related to normal increases in salaries and employee benefits during the course of business and additional employees added due to the Citizens Bank~Wakulla acquisition which closed in the fourth quarter of 2004. Other expense, including amortization, increased $478,000 during the three months ended September 30, 2005 when compared to the same time period for 2004. This difference is due to an increase of $36,000 in public relations and marketing expense, an increase of $130,000 in professional and credit related expenses, an increase of $151,000 in general and administrative expenses and an increase of $95,000 in bank operating expense. In this category of other expense, the acquisition of Citizens Bank~Wakulla accounted for $168,000 of the increase due to expenses that are attributable to normal bank expenses as well as an increase in amortization expense and conversion costs related to this transaction.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of other nondeductible amortization expenses. For the three months ended September 30, 2005 and 2004, the provision for taxes was $2.0 million and $1.5 million, respectively. The effective tax rate for the three months ended September 30, 2005 was 33.49% compared to 32.64% for the same period in 2004.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Interest Income

Interest income for the nine months ended September 30, 2005 was $56.7 million, an increase of $9.3 million, or 19.75% compared to $47.3 million for the same period in 2004. Average earning assets for the nine month period increased $113.5 million, or 10.59%, to $1.19 billion as of September 30, 2005 compared to $1.07 billion as of September 30, 2004. Yield on average earning assets, on a tax equivalent basis, increased 48 basis points to 6.39% from 5.91% for the nine months ended September 30, 2005 and 2004, respectively.

Interest Expense

Interest expense on deposits and other borrowings for the nine months ended September 30, 2005 was $18.6 million, a $4.4 million, or 30.74%, increase from September 30, 2004. While average interest bearing liabilities increased $99.9 million, or 11.01%, to $1.01 billion for the nine months ended September 30, 2005 compared to $907 million for the nine months ended September 30, 2004, the yield on average interest bearing liabilities increased 38 basis points to 2.47% from 2.09% as of September 30, 2005 and 2004, respectively. The increases in interest expense are driven mostly from a higher interest rate environment and a more aggressive stance on deposit sales.

Net Interest Income

Net interest income for the nine months ended September 30, 2005 increased $5.0 million, or 15.01%, to $38.0 million compared to $33.0 million for the nine-month period ending September 30, 2004. The increase was mainly attributable to growth. The Company’s net interest margin, on a tax equivalent basis, increased to 4.30% for the nine months ended September 30, 2005 compared to 4.14% as of September 30, 2004.

Provision for Loan Losses

The provision for loan losses was $1.6 million for the nine months ended September 30, 2005 as compared to $1.8 million for the nine-month period ending September 30, 2004. The decrease was due to continued improvement in credit quality and significantly less net charge-offs. Total non-performing assets decreased to $4.5 million at September 30, 2005 from $6.8 million at September 30, 2004. For the nine month period ending September 30, 2005, ABC had net recoveries of $145,000 compared to net charge-offs of $1.5 million for the same period in 2004. Improvements in credit quality are discussed further in the “Loans and Allowance for Loan Losses” section of this report.

Non-interest Income

Non-interest income for the first nine months of 2005 was up $892,000, or 9.0%, compared to the same time period a year ago. Other service charges, commissions and fees increased 29.72%, or $592,000, due to higher volumes in the Company’s brokerage and mortgage businesses. Other income increased 88.65%, or $203,000, due mostly to higher rebates and incentives from check suppliers and other vendors.

Non-interest Expense

Non-interest expense for the first nine months of 2005 was $30.7 million. This represents a $3.4 million increase over the prior year period which totaled $27.3 million. The increase in non-interest expense is attributable to salaries and employee benefits increasing $2.0 million, net occupancy and equipment increasing $329,000, and other expense increasing $1.0 million.

At September 30, 2005, ABC had 523 full-time equivalent employees compared to 538 full-time equivalent employees at December 31, 2004. ABC has added production positions in many of our markets during 2005 while reducing the number of back office and non-customer contact roles. ABC anticipates additional reduction in staffing related to the consolidation of the charters of its twelve subsidiary banks and the reduction of redundant operational tasks.

Salaries and employee benefits for the nine months ended September 30, 2005 were $2.0 million higher than during the same period in 2004. Of this increase, $812,000 is related to the acquisition of Citizens Bank~Wakulla. The other $1.2 million increase was attributable to a 11.66% increase in health and life insurance premiums, a 6.75% increase in salaries (excluding Citizens Bank~Wakulla), and an increase in ABC’s incentive programs related to higher levels of production-oriented employees relative to our base of employment.

Occupancy and equipment expense increased $329,000 to $3.9 million for the nine months ended September 30, 2005 as compared to the same period of 2004. The majority of this increase related to the acquisition of Citizens Bank~Wakulla.

Other expenses for the nine months ended September 30, 2005 increased $1.0 million as compared to the same time period for 2004. Over half of this increase in other expense relates to the acquisition of Citizens Bank~Wakulla. The remainder of this increase is primarily attributable to increases in public relations and marketing expense as well as professional fees.

The Company’s efficiency ratio (operating expenses as a percent of net interest income plus other income) decreased to 62.82% for the nine months ended September 30, 2005 from 63.51% for the nine months ended September 30, 2004.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of other nondeductible amortization expenses. For the nine months ended September 30, 2005 and 2004, the provision for taxes was $5.5 million and $4.5 million, respectively. The effective tax rate for the nine months ended September 30, 2005 was 33.40% compared to 32.81% for the same period in 2004.

Capital

Capital management consists of providing equity to support both current and anticipated future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Georgia Department of Banking and Finance, and the Company’s subsidiary banks are subject to capital adequacy requirements imposed by the Federal Deposit Insurance Corporation and the state banking departments of Georgia, Florida and Alabama.

The Federal Reserve Board, the FDIC and the state departments have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, and to account for off-balance sheet exposure.

The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2005 and December 31, 2004.

	Well Capitalized Requirement		Adequately Capitalized Requirement		September 30, 2005 Actual	December 31, 2004 Actual
Tier 1 Capital (to Average Assets)	≥	5%	≥	4%	10.3%	10.4%
Tier 1 Capital (to Risk Weighted Assets)	≥	6%	≥	4%	13.1%	13.3%
Total Capital (to Risk Weighted Assets)	≥	10%	≥	8%	14.5%	15.0%

Management believes, as of September 30, 2005, that the Company and its subsidiary banks met all capital requirements to which they are subject. The Company has included the subordinated debentures that were issued in November 2001 in Tier 1 Capital.

Loans and Allowance for Loan Losses

At September 30, 2005, loans, net of unearned income, were $1.0 billion, an increase of $127.5 million, or 14.5%, over net loans at December 31, 2004 of $877.1 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production. Real estate loans increased $120.1 million, or 18.58%, from December 31, 2004. The Company continues to monitor the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of changes in the economic environment.

The Company primarily focuses on the following loan categories: (1) commercial and industrial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, (5) agricultural, and (6)

consumer loans. The Company’s management has strategically located its branches in South and Southeast Georgia, North Florida and Southeast Alabama and has taken advantage of the growth in these areas.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Company’s board of directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories. These categories have also been established by management and take the form of loan grades. These loan grades include the following classifications: (10) prime credit, (20) satisfactory credit, (25) minimum acceptable credit, (30) other assets especially mentioned, (40) substandard, (45) troubled debt restructuring, (50) doubtful, and (60) loss. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses. Management also reviews charge-offs and recoveries on a monthly basis to identify trends.

The Company’s risk management processes include a loan review program to evaluate the credit risk in the loan portfolio and insure credit grade accuracy. This department examines each of our banks at least two to four times per year. The loan review department is independent of the loan function and reports to the Director of Internal Audit. Through the loan review process, the Company maintains a loan portfolio summary analysis, charge-off and recoveries analysis, trends in accruing problem loan analysis, and problem and past due loan analysis which serve as tools to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged-off.

The allowance for loan losses is established by examining (1) the large classified loans, non accrual loans and loans considered impaired and evaluating them individually to determine the specific reserve allocation, and (2) the remainder of the loan portfolio to allocate a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. The Company will also consider other factors such as changes in lending policies and procedures; changes in national, regional, and/or local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and debt of either the bank president or lending staff; changes in the volume and severity of past due and classified loans; changes in the quality of the Company’s corporate loan review system; and other factors management deems necessary. Historically, we believe our estimates of the level of allowance for loan losses required have been appropriate and our expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

For the nine month period ending September 30, 2005, the Company recorded net recoveries totaling $145,000, or 0.02% annualized, of average loans outstanding for the period compared to net charge-offs of $1.5 million, or 0.24% annualized, in net charge-offs for the same period in 2004. The provision for loan losses for the nine months ended September 30, 2005 was $1.6 million compared to $1.8 million for the same period in 2004. The allowance for loan losses totaled $17.2 million, or 1.72%, of total loans at September 30, 2005, compared to $15.4 million, or 1.77%, of total loans at December 31, 2004.

The following table presents an analysis of the allowance for loan losses for the nine month periods ended September 30, 2005 and 2004:

(dollars in thousands)	September 30, 2005	September 30, 2004
Balance of allowance for loan losses at beginning of period	$15,493	$14,963
Provision charged to operating expense	1,623	1,816
Charge-offs:
Commercial	264	1,326
Installment	460	1,003
Real estate	344	208
Agriculture	213	231
Other	11	13
Total charge-offs	1,292	2,781
Recoveries:
Commercial	451	347
Installment	208	413
Real estate	602	475
Agriculture	166	38
Other	10
Total recoveries	1,437	1,273
Net charge-offs	(145)	1,508
Balance of allowance for loan losses at end of period	17,261	15,271
Net annualized charge-offs (recoveries) as a percentage of average loans	(.02)%	.24%
Reserve for loan losses as a percentage of loans at end of period	1.72%	1.75%

Non - Performing Assets

Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate. Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.

Non-performing assets were as follows:

(dollars in thousands)	September 30, 2005	December 31, 2004
Total nonaccrual loans	$3,944	$5,640
Accruing loans delinquent 90 days or more	—	44
Other real estate owned and repossessed collateral	559	476

Total non-performing assets	$4,503	$6,160

Interest Rate Sensitivity and Liquidity

The Company’s primary market risk exposures are credit, interest rate risk and to a lesser degree, liquidity risk. ABC operates under an asset liability management policy approved by its board of directors and overseen by the Company’s Asset and Liability Committee (“ALCO”). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Company’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Company’s interest rate risk objectives.

ALCO is comprised of senior officers of ABC, two subsidiary bank presidents and two outside members of the board of directors. ALCO makes all strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The objective of ALCO is to identify the interest rate, liquidity and market value risks of the Company’s balance sheet and use reasonable methods approved by the board and executive management to minimize those identified risks.

The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to predict the sensitivity of net interest spreads to potential changes in interest rates, control risk and enhance profitability. Funding positions are kept within predetermined limits designed to properly manage risk and liquidity. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company’s financial instruments, cash flows and net interest income. The Company’s interest rate risk position is managed by ALCO.

The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. Interest rate scenario models are prepared using software created and licensed from an outside vendor. The Company’s simulation includes all financial assets and liabilities. Simulation results quantify interest rate risk under various interest rate scenarios. Management then develops and implements appropriate strategies. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to decrease no more than 5.00% given a change in selected interest rates of 200 basis points over any 24-month period.

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of ABC to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary banks of the Company maintain relationships with correspondent banks, which could provide funds to them on short notice, if needed. ABC has invested in Federal Home Loan Bank (the “FHLB”) stock for the purpose of establishing credit lines with the FHLB. The credit availability to ABC’s subsidiary banks is equal to 20 percent of the banks’ total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2005, there were $121.0 million in advances outstanding with the FHLB. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the banks’ residential 1-4 family mortgage real estate secured loans was done to bring the collateral availability up to approximately $184.2 million at September 30, 2005.

The Company’s subsidiary banks also have an unsecured overnight federal funds purchased accommodation up to a maximum of $41.5 million from two correspondent banks. Additionally, ABC has a line of credit with its principal correspondent bank in the amount of $5 million.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2005	June 30, 2005	March 31 2005	December 31, 2004
Total securities to total deposits	19.37%	21.08%	21.26%	21.69%
Total loans (net of unearned income) to total deposits	93.61%	92.91%	89.52%	88.93%
Interest-earning assets to total assets	92.15%	92.40%	92.04%	92.11%
Interest-bearing deposits to total deposits	85.66%	85.43%	85.22%	84.78%

The liquidity resources of the Company are monitored continuously by ALCO and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and its subsidiary banks’ liquidity ratios at September 30, 2005 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U. S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in its net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities, which are commonly pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. Managing the timing of the repricing of assets and liabilities is referred to as “Gap” management. As part of the Company’s asset/liability management program, the Company’s policy is to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

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

Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report above.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

During the quarter ended September 30, 2005, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Company’s 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, on July 19, 2005, ABC granted to certain subsidiary bank officers qualified stock options to purchase an aggregate of 3,000 shares of the Company’s common stock at an exercise price of $19.43 per share, and on September 20, 2005, ABC granted to another subsidiary bank officer qualified stock options to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise price of $18.24 per share. Each option granted vests with respect to one-fifth of the underlying shares of ABC’s common stock, on each of January 31, 2006, January 31, 2007, January 31, 2008, January 31, 2009 and January 31, 2010. Vested options first become exercisable on January 31, 2010, unless otherwise accelerated in connection with a termination of employment or a change of control of ABC. Vesting of the options granted is generally subject to the Company’s satisfaction of certain performance targets to be established each year by the board of directors of the Company.

The options granted were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. The Company based such reliance upon factual representations made to the Company by the grantees of such options regarding their investment intent and sophistication, among other things.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the third quarter of 2005.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this report:

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

ABC BANCORP

Date: November 8, 2005	/s/ Dennis J. Zember Jr.
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