Form 10-K
period 2005-12-31
Ameris Bancorp
filed 2006-03-16
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-13901

AMERIS BANCORP (A GEORGIA CORPORATION)

I.R.S. EMPLOYER IDENTIFICATION NUMBER 58-1456434

24 2nd AVENUE, S.E., MOULTRIE, GEORGIA 31768

TELEPHONE NUMBER: (229) 890-1111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $1 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    or    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    or    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    or    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    or    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $230.189 million. As of March 1, 2006, the registrant had outstanding 12,951,718 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

AMERIS BANCORP

i

CAUTIONARY NOTICE REGARDING

FORWARD-LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in Part I, Item 1A. “Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this report or the respective date of the document from which they are incorporated herein by reference. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

PART I

As used in this document, the terms “we,” “us,” “our,” “Ameris Bancorp,” “Ameris” and the “Company” mean Ameris Bancorp and its subsidiaries (unless the context indicates another meaning).

ITEM 1. BUSINESS

GENERAL OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly-owned subsidiaries which provide a full range of banking services to retail and commercial customers located primarily in southern Georgia, southeastern Alabama and northern Florida. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 24 2nd Avenue, S.E., Moultrie, Georgia 31768, its telephone number is (229) 890-1111 and its Internet address is http://www.amerisbank.com. We operate 45 banking offices and 39 ATMs throughout our footprint. The Company has no foreign activities. At December 31, 2005, we had approximately $1.7 billion in total assets, $1.187 billion in total loans, $1.375 billion in total deposits and shareholders’ equity of $148.70 million. The Company’s deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

THE PARENT COMPANY

Our primary business as a bank holding company is to manage the business and affairs of our banking subsidiaries (each a “Bank”). As a bank holding company, we perform central data processing functions, purchasing and other common functions and provide certain management services for our Banks. Traditional banking services are conducted by our Banks.

BANKS

Following is a list of our Banks and the market areas served by the Banks:

Subsidiary Bank	Principal Market Area
American Banking Company d/b/a Ameris	Moultrie and Colquitt County, Georgia; Quitman and Brooks County, Georgia; Valdosta and Lowndes County, Georgia; Tifton and Tift County, Georgia; Ocilla and Irwin County, Georgia; Douglas and Coffee County, Georgia; Cordele and Crisp County, Georgia; Albany and Dougherty County, Georgia; Lee County, Georgia; Donalsonville and Seminole County, Georgia; Colquitt and Miller County, Georgia; Brunswick, St. Simons Island, Jekyll Island and Glynn County, Georgia; St. Marys, Kingsland and Camden County, Georgia; Dothan, Abbeville, Clayton, Eufaula and Headland, Alabama; Orange Park and Clay County, Florida

Bank of Thomas County d/b/a Ameris	Coolidge, Thomasville and Thomas County, Georgia

Cairo Banking Company d/b/a Ameris	Cairo and Grady County, Georgia; Meigs and Thomas County, Georgia

Tri-County Bank d/b/a Ameris	Trenton and Gilchrist County, Florida and Newberry and Alachua County, Florida

Citizens Bank – Wakulla d/b/a Ameris	Crawfordville, Panacea, Sopchoppy and Wakulla County, Florida

INSURANCE SUBSIDIARY

In December 2005, the Company acquired First National Insurance Agency, Inc. First National Insurance Agency operates out of Ameris’s branch office located in St. Marys, Georgia. The insurance agency offers both personal and commercial insurance products through major insurance carriers.

CAPITAL TRUST

On August 30, 2001, the Company formed ABC Bancorp Capital Trust I, a Delaware statutory trust and a wholly-owned subsidiary of Ameris (the “Trust”), for the purpose of (i) issuing and selling its common securities to the Company and its trust preferred securities to the public, and (ii) using the proceeds from the sale of the trust preferred securities to purchase 9.00% Subordinated Debentures (the “Subordinated Debentures”) from the Company. In the quarter ended December 31, 2001, the Trust sold its securities and used the proceeds to purchase the Subordinated Debentures, which are the sole assets of the Trust. Ameris pays interest on the Subordinated Debentures to the Trust at the end of each quarter at an annual rate of 9.00%, which is equal to the dividend rate payable by the Trust to the holders of its preferred securities. The cost of the issuance of the Trust’s preferred securities is treated as a deferred asset and will be amortized over a period of five years to September 30, 2006, the earliest redemption date. Following the offer and sale of the Trust’s securities, the Company owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of Ameris. See Notes to Ameris’s Consolidated Financial Statements included in this Annual Report for a further discussion regarding the issuance of the Trust’s preferred securities.

On December 16, 2005, Ameris purchased First National Banc, Inc., which during 2004 had formed First National Banc Statutory Trust I, a subsidiary whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years. There are certain circumstances (as described in the trust agreement) under which the securities may be redeemed within the first five years at the Company’s option. The proceeds from the offering were used to fund the expected capital needs of the banking subsidiaries of First National Banc, Inc. See Notes to Ameris’s Consolidated Financial Statements included in this Annual Report for a further discussion regarding the issuance of these trust preferred securities.

BUSINESS STRATEGY

Our business strategy is to establish Ameris as a major financial institution in Georgia, Alabama and northern Florida. Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy. Ameris is in the process of consolidating all of our banking operations into a single charter. Our new operating model will allow the Company to shift people resources from operationally-centered duties to sales and customer related duties. Our strategy allows the lending and community-specific marketing decisions to be made primarily by each Bank, thus permitting the Bank to respond to the differing needs and demands of its own market. Within this framework, our Banks’ continued focus will be on providing personalized services and quality products to their customers so that they continue to meet the needs of the communities they serve. Decentralized decision-making which reflects our knowledge of our local markets and customers will provide continued asset growth and profitability.

We have maintained a long-term focus on a strategy that includes expanding and diversifying our franchise in regards to revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly by mergers and acquisitions. We expect to continue to take advantage of the consolidation in the financial services industry and further enhance our franchise through future mergers and acquisitions. We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets and to branch into or acquire financial institutions in other markets consistent with our capital availability and management capabilities.

We seek opportunities to acquire banks at acceptable prices using cash or Ameris stock or some combination thereof. The amount of consideration paid in connection with these acquisitions may be in excess of the fair value of the underlying net assets acquired, which could have a dilutive effect on our earnings and/or book value per share. In addition, although there may be cost savings and revenue enhancements associated with these acquisitions, they can also result in significant front-end charges against earnings.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and enters into a commitment to sell these loans in the secondary market. We make no foreign or energy-related loans.

At December 31, 2005, Ameris’s loan portfolio totaled $1.187 billion, representing approximately 69.95% of our total assets of $1.697 billion. For a discussion of our loan portfolio, see “Management’s Discussion of Financial Condition and Results of Operations – Loan Portfolio”

Commercial Real Estate Loans. The commercial real estate portion of our loan portfolio has grown significantly over the past few years and represents the largest portion of our loan portfolio. These loans are generally extended for acquisition, development or construction of commercial properties. The loans are underwritten with an emphasis on the viability of the project, the borrower’s ability to meet certain minimum debt service requirements and an analysis and review of the collateral and guarantors.

Residential Real Estate Mortgage Loans. Ameris originates adjustable and fixed-rate residential mortgage loans. These mortgage loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Company’s loan portfolio; however, a majority is sold to the secondary mortgage market. The residential real estate mortgage loans that are placed in the Company’s loan portfolio are usually owner-occupied and generally amortized over a 10- to 20-year period with three- to five-year maturity or repricing.

Agricultural Loans. Our agricultural loans are extended to finance crop production, the purchase of farm-related equipment or farmland and the operations of dairies and poultry producers. Agricultural loans typically involve seasonal fluctuations in amounts. Although we typically look to an agricultural borrower’s cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance and mortgage on real estate. The lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower’s updated cash flow projections. A portion of our agricultural loans are guaranteed by the FSA Guaranteed Loan Program.

Commercial and Industrial Loans. General commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies and other industries. These loans are made for acquisition, expansion and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment, personal guarantees or other assets. The Company monitors these loans by requesting submission of corporate and personal financial statements and income tax returns. The Company has also generated loans which are guaranteed by the U. S. Small Business Administration (“SBA”). SBA loans are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. Periodically, a portion of the loans that are secured by the guaranty of the SBA will be sold in the secondary market. Management believes that making such loans helps the local community and also provides Ameris with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors.

Consumer Loans. Our consumer loans include motor vehicle, home improvement, home equity, student and signature loans and small personal credit lines. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of the loan. These loans are generally secured by various assets owned by the consumer.

Credit Administration

We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by our Banks, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to our corporate loan policy, which is reviewed annually and updated as needed and which provides that lending officers have sole authority to approve loans of various amounts commensurate with their seniority and experience. Our Bank Presidents have discretion to approve loans in varying principal amounts up to established limits. Our Regional Executives review and approve loans that exceed the Bank President’s lending authority.

Individual lending authorities are assigned by the holding company, as are the maximum limit of new extensions of credit each Bank can approve. Those approval limits are reviewed annually by Ameris and adjusted as needed. All extensions of credit in excess of the Banks’ approval limits are reviewed by the respective Bank’s Regional Executive. Further approval by Ameris’s senior credit officer or the Company’s Loan Committee may also be needed. Under our ongoing loan review program, all loans are subject to sampling and objective review by an assigned loan reviewer who is independent of the originating loan officer.

A Bank’s lending officers have authority to make loans only in the market area in which the Bank is located and its contiguous counties. Occasionally, Ameris’s Loan Committee will approve a loan for purposes outside of the market area of our Banks, provided the Bank has a previously established relationship with the borrower. Our lending policy requires analysis of the borrower’s projected cash flow and ability to service the debt.

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

Each Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action when necessary. Bank presidents, lending officers and Boards of Directors meet periodically to review all past due loans, the status of large loans and certain other matters. Individual lending officers are responsible for reviewing collection of past due amounts and monitoring any changes in the financial status of the borrowers.

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, we may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds, industrial development revenue bonds, Government Sponsored Entities (“GSEs”) securities and satisfactorily rated trust preferred obligations. Investments in our portfolio must satisfy certain quality criteria. Our investments must be rated at least “BAA” by either Moody’s or Standard and Poor’s. Securities rated below “A” are periodically reviewed for creditworthiness. We may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Company’s general market area and we have determined that such bonds have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the purchasing company’s market area and if the bonds are considered to possess a high degree of credit soundness. Typically, we have not purchased a significant amount of GNMA securities, which normally have higher yields than our other investments.

While our investment policy permits us to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, our Banks historically have not done so to any significant extent.

Our investment committee implements the investment policy and portfolio strategies and monitors the portfolio. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our Boards of Directors each month. Once a year, the written investment policy is reviewed by our Board of Directors.

Our securities are kept in safekeeping accounts at correspondent banks.

Deposits

The Company provides a full range of deposit accounts and services to both retail and commercial customers. These deposit accounts have a variety of interest rates and terms and consist of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, regular interest-bearing savings accounts, money market accounts, individual retirement accounts and certificate of deposits. Our Banks obtain most of their deposits from individuals and businesses in their respective market areas.

Our Banks have not had to attract new or retain old deposits by paying depositors rates of interest on certificates of deposit, money market and other interest-bearing accounts significantly above rates paid by other banks in our respective market areas. In the future, increasing competition among banks in our market areas may cause our Banks’ interest margins to shrink.

Brokered time deposits are deposits obtained by utilizing an outside broker that is paid a fee. These deposits usually have a higher interest rate than the deposits obtained locally. A Bank will utilize the brokered deposits to accomplish several purposes such as (1) acquiring a certain maturity and dollar amount without repricing the Bank’s current customers which could decrease the overall cost of deposits, and (2) acquiring certain maturities and dollar amounts to help manage interest rate risk.

Other Funding Sources

The Federal Home Loan Bank (“FHLB”) allows the Banks to obtain advances through its credit program. These advances are secured by securities owned by the Banks and held in safekeeping by the FHLB, FHLB stock owned by the Banks and certain qualifying residential mortgages.

The Banks also enter into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the balance sheet as such.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

On December 16, 2005, Ameris acquired First National Banc, Inc., a two bank holding company with assets of $270.6 million. The two banking subsidiaries of First National Banc, Inc. included the market leader in St. Marys, Georgia, and the largest community bank in Orange Park, Florida.

On August 31, 2005, Ameris announced its intentions to begin consolidating its subsidiary banks across Georgia, Alabama and northern Florida into a single state-chartered banking subsidiary, American Banking Company. The first two phases of the charter consolidation effort were completed on February 10, 2006 and March 3, 2006. On February 10, 2006, Heritage Community Bank, Citizens Security Bank, Southland Bank, Central Bank & Trust, First National Bank of South Georgia and Merchants & Farmers Bank were merged with and into American Banking Company. On March 3, 2006, The First Bank of Brunswick and First National Bank, Orange Park, Florida were also merged with and into American Banking Company. The Company anticipates completing its consolidation during the summer of 2006.

In addition to the charter consolidation effort, the Company announced its intentions to re-brand the Company and each of its banking locations with a single identity – “Ameris.” In connection with these efforts, the Company recorded a charge to earnings during the fourth quarter of $2,838,000. These costs are necessary to reengineer procedures to accommodate a more efficient single bank, rename the Company and aggressively market the uniform brand in and around our existing markets and begin realizing efficiencies through improved utilization of employees.

MARKET AREAS AND COMPETITION

Our market area is presently located in Georgia, Alabama and northern Florida. The Banks’ main offices and branches are located in the Georgia cities of Albany, Brunswick, Cairo, Colquitt, Cordele, Donalsonville, Douglas, Jekyll Island, Kingsland, Moultrie, Ocilla, Quitman, St. Simons Island, St. Marys, Thomasville, Tifton and Valdosta, the Alabama cities of Abbeville, Clayton, Dothan, Eufaula and Headland and the northern Florida cities of Crawfordville, Newberry, Orange Park, Panacea, Sopchoppy and Trenton.

We have operations in several market areas that offer favorable growth and profitability potential, including Banks in the cities of Valdosta, Tifton and Cordele, which are located along the I-75 corridor of Georgia, and Brunswick, Kingsland, St. Marys, St. Simons Island, Georgia, and Orange Park, Florida, which are located along the I-95 corridor, a major north-south transportation artery. We also have operations in Albany, Georgia and Dothan, Alabama, both of which are developing commercial and industrial “hubs” where residents of the numerous smaller, surrounding cities find jobs, entertainment, consumer products and services and medical services.

The banking industry in general and in Georgia, Alabama and Florida specifically, is highly competitive and dramatic changes continue to occur throughout the industry. In recent years, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Each of our Banks faces strong competition in attracting deposits and making loans. Their most direct competition for deposits comes from other commercial banks, thrift institutions, mortgage bankers, finance companies, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in our Banks’ competition for deposits.

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

EMPLOYEES

At December 31, 2005, Ameris and our Banks employed approximately 585 full time equivalent employees. We consider our relationship with our employees to be satisfactory.

We have adopted one retirement plan for our employees, the Ameris Bancorp 401(k) Profit Sharing Plan. This plan provides deferral of compensation by our employees and contributions by Ameris. Ameris and our Banks made contributions for all eligible employees in 2005. We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market areas. Our employees are not represented by any collective bargaining group.

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2005, we had $1.187 billion in total loans outstanding of which $40 million was outstanding to certain of our directors and executive directors.

SUPERVISION AND REGULATION

General

We are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors and not shareholders. The following is a summary description of certain provisions of certain laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects.

Federal Bank Holding Company Regulation and Structure

As a bank holding company, we are subject to regulation under the Bank Holding Company Act and to the supervision, examination and reporting requirements of the Federal Reserve Board of Governors. As a result of the recent charter consolidation efforts, all of our Banks are state-chartered banks. As such, they are subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and by state bank regulatory authorities in their respective home states. These authorities include the Florida Office of Financial Regulation in the case of Tri-County Bank and Citizens Bank~Wakulla and the Georgia Department of Banking and Finance in the case of all of our other Banks.

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

The activities in which holding companies and their affiliates are permitted to engage were substantially expanded by the Gramm-Leach-Bliley Act, which was signed on November 12, 1999. The Gramm-Leach-Bliley Act repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The Gramm-Leach-Bliley Act also amends the Bank Holding Company Act to permit a financial holding company to, among other things, engage in any activity that the Federal Reserve determines to be (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and not a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Federal Reserve must consult with the Secretary of the Treasury in determining whether an activity is financial in nature or incidental to a financial activity. Holding companies may continue to own companies conducting activities which had been approved by federal order or regulation on the day before The Gramm-Leach-Bliley Act was enacted. Effective August 24, 2000, pursuant to a previously-filed election with the Federal Reserve, Ameris became a financial holding company.

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

Our Banks are also subject to numerous state and federal statutes and regulations that affect their business, activities and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies. The FDIC and applicable state regulators regularly examine the operations of our Banks and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends and Other Restrictions

Ameris is a legal entity separate and distinct from its subsidiaries. While there are various legal and regulatory limitations under federal and state law on the extent to which our subsidiaries can pay dividends or otherwise supply funds to Ameris, the principal source of Ameris’s cash revenues is dividends from its subsidiaries. The prior approval of applicable regulatory authorities, as the case may be, is required if the total dividends declared by any subsidiary Bank in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock, or 50% of the Bank’s net profits for the previous year in the case of Georgia banks. The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include Ameris and its Banks, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

Under Georgia law (which would apply to any payment of dividends by the Georgia Banks to Ameris), the prior approval of the Georgia Department of Banking and Finance is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%.

Retained earnings of our Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $10.5 million as of December 31, 2005.

In addition, our Banks are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in and certain other transactions with Ameris. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

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

Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues. As of December 31, 2005, Ameris met these requirements.

Capital Adequacy

We must comply with the Federal Reserve’s established capital adequacy standards, and our Banks are required to comply with the capital adequacy standards established by the FDIC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to:

•	make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies;

•	account for off-balance sheet exposure; and

•	minimize disincentives for holding liquid assets.

Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. During 2001, we increased our consolidated ratios by issuing trust preferred securities in the amount of $34,500,000. At December 31, 2005, $33,330,000 of the trust preferred securities (25% of total Tier 1 Capital) was included in Tier 1 Capital and the balance included in Tier 2 Capital. In connection with the acquisition of First National Banc, Inc., the Company acquired $5,000,000 in trust preferred securities, all of which have been included in Tier 2 capital. At December 31, 2005, Ameris’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 12.79% and 10.93%, respectively. At December 31, 2004, $30,823,000 of the trust preferred securities (25% of total Tier 1 Capital) was included in Tier 1 Capital and the balance included in Tier 2 Capital. At December 31, 2004, Ameris’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 14.95% and 13.30%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. Ameris’s ratio at December 31, 2005 was 9.74% and at December 31, 2004 was 10.43%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

Our Banks are subject to risk-based and leverage capital requirements adopted by the FDIC that are substantially similar to those adopted by the Federal Reserve for bank holding companies. All of our Banks were in compliance with applicable minimum capital requirements as of December 31, 2005.

Neither Ameris nor any of our Banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

In January 2001, the Basel Committee on Banking Supervision issued a consultative paper entitled “Proposal for a New Basel Capital Accord” and, subsequently, the Basel Committee, which is comprised of bank supervisors and central banks from the major industrialized countries, issued a number of working papers supplementing various aspects of the 2001 paper (the “New Accord”). Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy. These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline. Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness. Such requirements would be based either on ratings assigned by rating agencies or on the organization’s internal credit ratings in the case of a banking organization that met certain supervisory standards. The minimum capital requirements in the New Accord would also include a separate capital requirement for operational risk. In June 2004, the Basel Committee published new international guidelines for calculating regulatory capital, and since that time the U.S. banking regulators have published draft guidance of their interpretation of the new guidelines. We will be required to calculate regulatory capital under the New Accord, in parallel with the existing capital rules, beginning in 2007. In 2008, we will calculate regulatory capital solely under the New Accord.

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

FDIC Insurance Assessments

The FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that a institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Federal Deposit Insurance Act (the “FDI Act”) requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2005, all of our Banks had capital levels that qualify as “well capitalized” under such regulations.

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

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”), which mandated a variety of reforms intended to address corporate and accounting fraud. The Sarbanes Act also provided for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”) reporting companies. The Sarbanes Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit, and in addition, under the Sarbanes Act certain audit partners must be rotated periodically. The Sarbanes Act requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes Act, counsel is required to report specific violations. Directors and executive officers must report most changes in their ownership of a company’s securities and executives have restrictions on trading and loans. The Sarbanes Act also increases the oversight and authority of audit committees of publicly traded companies. Although Ameris has incurred and will continue to incur additional expense in complying with the provisions of the Sarbanes Act and the related rules, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operation.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Ameris cannot be predicted.

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

Federal Home Loan Bank System

Our Company has a correspondent relationship with the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”), which is one of 12 regional Federal Home Loan Banks (or “FHLBs”) that administer the home financing credit function of savings companies. Each FHLB serves as a reserve or central bank for its members within its assigned region. FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and make loans to members (i.e., advances) in accordance with policies and procedures, established by the Board of Directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

FHLB Atlanta provides certain services to our Company, including processing checks and other items, buying and selling Federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, we maintain certain balances with FHLB Atlanta in interest-bearing accounts.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings companies and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

Title 6 of the Gramm-Leach-Bliley Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 (called the “FHLB Modernization Act”), amended the Federal Home Loan Bank Act to allow voluntary membership and modernized the capital structure and governance of the FHLBs. The capital structure established under the FHLB Modernization Act sets forth leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in the stock of the FHLBs of all member entities. Capital includes retained earnings and two forms of stock: Class A stock redeemable within six months upon written notice and Class B stock redeemable within five years upon written notice. The FHLB Modernization Act also reduced the period of time in which a member exiting the FHLB system must stay out of the system.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. Our loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Changing Regulatory Structure

The laws and regulations affecting banks and bank holding companies are in a state of change. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is not possible to predict the outcome of these changes.

One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Federal Reserve and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties. Other laws such as the Sarbanes Act have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the Georgia Department of Banking and Finance and the Florida Office of Financial Regulation possess broad enforcement powers to address violations of their banking laws by banks chartered in their respective states.

Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the business and earnings of our Company cannot be predicted.

ITEM 1A. RISK FACTORS

An investment in the common stock of Ameris is subject to risks inherent in the Company’s business. The material risks and uncertainties that management believes affect Ameris are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks actually occurs, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the common stock of Ameris could decline significantly, and you could lose all or part of your investment.

Changes in interest rates could adversely impact the Company’s financial condition and results of operations.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the control of Ameris, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board of Governors. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Company’s ability to originate loans and obtain deposits, the fair value of the Company’s financial assets and liabilities and the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income and, therefore, its earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

If the Company has higher loan losses than it has allowed for, its earnings could materially decrease.

The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. Ameris may therefore experience significant credit losses which could have a material adverse effect on its operating results. Ameris makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.

Ameris has a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could result in losses and materially and adversely affect business, financial condition, results of operations and future prospects.

A significant portion of the Company’s loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral. At December 31, 2005, approximately 53.85% of loans have commercial or residential real estate as a component of collateral. The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in Ameris’s primary markets specifically could significantly impair the value of collateral and ability to sell the collateral upon foreclosure. Furthermore, it is likely that, in a decreasing real estate market, Ameris would be required to increase its allowance for loan losses. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase its allowance for loan losses, its profitability and financial condition could be adversely impacted.

Ameris operates in a highly regulated environment and may be adversely impacted by changes in law and regulations.

Ameris, primarily through its Banks, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial, unpredictable and adverse ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Ameris relies on dividends from its subsidiaries for most of its revenue.

Ameris Bancorp is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from the Banks. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that the Banks may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Banks are unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock and its business, financial condition and results of operations may be adversely affected.

Ameris operates in a highly competitive industry and market areas.

Ameris faces substantial competition in all areas of its operations from a variety of different competitors, many of whom are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets in which the Banks operate. Ameris also faces competition from many other types of financial institutions, including, without limitation, savings and loan institutions, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets;

•	the ability to expand the Company’s market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which the Company introduces new products and services relative to its competitors;

•	customer satisfaction with the Company’s level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Potential acquisitions may disrupt the Company’s business and dilute shareholder value.

Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to the Company’s business;

•	potential diversion of the Company’s management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Ameris has recently acquired other financial institutions and often evaluates additional merger and acquisition opportunities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities of the Company may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits and synergies from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

Ameris continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Ameris may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Ameris’s corporate campus is located at 24 Second Avenue, SE, Moultrie, Georgia 31768. The Company occupies approximately 43,348 square feet at and around this location including 3,524 square feet used by American Banking Company. In addition to executive offices and American Banking Company, the corporate campus includes mostly support services for banking operations including credit, sales and operational support and audit and loan review services. One of these buildings is subject to a lease.

In addition to its corporate headquarters, Ameris operates 45 office or branch locations, of which 41 are owned and four are subject to either building or ground leases. At December 31, 2005, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and its subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

Neither Ameris nor any of our Banks is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of our Banks, nor to the knowledge of the management of Ameris are any such proceedings contemplated or threatened against it or our Banks. From time to time, the Ameris and its subsidiaries are parties to legal proceedings in the ordinary course of business to enforce its security interest. Management, after consultation with legal counsel, does not anticipate that current litigation will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ameris’s common stock, $1.00 par value per share (the “Common Stock”), is listed on the Nasdaq National Market System (or “Nasdaq-NMS”) under the symbol “ABCB”. The following table sets forth: (i) the high and low bid prices for the Common Stock as quoted on Nasdaq-NMS during 2005 and 2004; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low	Close	Dividend
Quarter Ended 2005

March 31	$20.00	$15.22	$16.89	$.14
June 30	19.20	16.42	18.08	.14
September 30	20.32	17.60	19.19	.14
December 31	20.99	17.57	19.84	.14

Quarter Ended 2004

March 31	$16.50	$13.22	$15.81	$.12
June 30	17.30	14.05	16.95	.12
September 30	16.88	14.67	16.81	.12
December 31	18.61	15.89	17.43	.12

As of March 1, 2006, there were approximately 2,104 holders of record of the Common Stock. The Company believes that a large portion of the outstanding shares of Common Stock are held either in nominee name or street name brokerage accounts. As a result, the Company is unable to determine the number of beneficial owners of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of the Company. The acquisitions of Citizens Bank~Wakulla on November 30, 2004 and First National Banc, Inc. on December 16, 2005 have significantly affected the comparability of our selected financial data. Specifically, since these acquisitions were accounted for using the purchase method of accounting, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations of these businesses have been included in the Company’s results since the effective dates of the acquisitions. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” portion of Part1, Item 1 of this report and in Note 3 – “Business Combinations” in the Notes to Consolidated Financial Statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, Except Per Share Data)
Selected Balance Sheet Data:
Total assets	$1,697,209	$1,267,993	$1,169,111	$1,193,406	$1,177,953
Total loans	1,186,601	877,074	840,539	833,447	805,076
Total deposits	1,375,232	986,224	906,524	916,047	931,156
Investment securities	243,742	221,741	196,289	184,081	156,835
Shareholders’ equity	148,703	120,939	113,613	107,484	104,148

Selected Income Statement Data:
Interest income	$79,539	$64,365	$64,479	$71,347	$72,913
Interest expense	26,934	19,375	22,141	28,240	34,928

Net interest income	52,605	44,990	42,338	43,107	37,985

Provision for loan losses	1,651	1,786	3,945	5,574	4,566
Other income	13,530	13,023	14,718	15,706	11,749
Other expenses	43,607	36,505	35,147	37,807	30,843

Income before tax	20,877	19,722	17,964	15,432	14,325
Income tax expense	7,149	6,621	5,954	5,077	4,692

Net income	$13,728	$13,101	$12,010	$10,355	$9,633

Per Share Data:
Net income - basic	$1.15	$1.12	$1.03	$0.87	$0.87
Net income - diluted	1.14	1.11	1.02	0.87	0.87
Book value	11.48	10.28	9.68	9.17	8.68
Tangible book value	7.64	7.90	7.76	7.16	6.57
Dividends	0.56	0.47	0.43	0.40	0.40

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, Except Per Share Data)
Profitability Ratios:
Net income to average total assets	1.04%	1.12%	1.04%	0.90%	1.00%
Net income to average stockholders’ equity	10.87	11.19	10.85	9.81	10.30
Net interest margin	4.31	4.15	3.96	4.07	4.27
Efficiency ratio	65.94	62.93	61.60	64.28	62.02

Loan Quality Ratios:
Net charge-offs to total loans	.03%	0.22%	0.46%	0.68%	0.54%
Reserve for loan losses to total loans and OREO	1.88	1.77	1.78	1.78	1.85
Nonperforming assets to total loans and OREO	0.90	0.70	0.95	1.11	1.67
Reserve for loan losses to nonperforming loans	232.57	274.70	231.20	196.64	124.97
Reserve for loan losses to total nonperforming assets	207.68	253.32	187.58	160.74	111.00

Liquidity Ratios:
Loans to total deposits	86.28%	88.93%	92.72%	90.98%	86.46%
Loans to average earnings assets	97.33	80.91	78.63	78.76	90.56
Non-interest-bearing deposits to total deposits	14.60	15.22	15.63	14.38	13.48

Capital Adequacy Ratios:
Common stockholders’ equity to total assets	8.76%	9.54%	9.72%	9.01%	8.84%
Average total stockholders’ equity to average total assets	9.55	9.98	9.56	9.17	9.74
Dividend payout ratio	48.70	41.96	41.75	45.98	45.98

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s results for the year ended December 31, 2005 reflect a successful execution of our goals and objectives that were set during 2004. The year was both exciting and quite challenging. The Company continued its growth strategy by acquiring First National Banc, Inc. during the year. This acquisition of First National Banc, Inc. will enable the Company to increase its revenue and market share on the coasts of Georgia and Florida during the foreseeable future.

In addition to this acquisition, the Company also announced in the third quarter of 2005 its intention to consolidate its charters and to adopt a single brand for the Company and its bank subsidiaries. The branding initiative was substantially completed as of December 31, 2005. The charter consolidation initiative will be completed over 2006, with the majority of the consolidation effort completed by the end of the first quarter of 2006.

The 2005 results reflect (1) double digit growth on the balance sheet, (2) growth in net interest income, (3) improvement in net interest margin, (4) continued improvement in efficiency, and (5) continued positive trends.

The Company reported net income of $13.7 million, or $1.14 per diluted share, for the year ended December 31, 2005, compared to net income in 2004 of $13.1 million, or $1.11 per diluted share. During the fourth quarter of 2005, the Company recorded nonrecurring expenses of $1.87 million (net of tax) for the Company’s re-branding effort. Excluding this nonrecurring charge, the Company’s return on average assets was 1.25% and the return on equity was 13.12% for the year ended December 31, 2005 compared to the Company’s return on average assets of 1.12% and the return on average equity of 11.19% for the year ended December 31, 2004.

Total assets at December 31, 2005 were approximately $1.7 billion, an increase of $429 million, or 33.9%, from the same period in 2004. This level includes approximately $271 million of total assets related to the purchase of First National Banc, Inc. on December 16, 2005. During 2005, the pace of growth in loans and deposits from existing markets continued to accelerate as new producers and a re-invigorated sales culture began to take hold. Internal growth in loans for 2005, excluding the acquisition of First National Banc, Inc., was $116.2 million, or 13.2%, while internal growth of deposits was $147.5 million, an increase of 15.0%.

Net interest income for the year grew solidly as the Company benefited from growth in earning assets and a significant amount of lower cost core deposits. For the year ended December 31, 2005, net interest income was $52.6 million compared to $45.0 million for 2004, an increase of 16.92%. The Company’s net interest margin expanded during the year. For the year ended December 31, 2005, the Company’s net interest margin improved to 4.31% from 4.15% in 2004. Ameris attributes much of the expansion in net interest margin to the consistent balance sheet growth experienced during 2005 and the lower cost core deposit base managed in many of our markets.

Operating expenses grew during 2005 to $40.8 million (excluding the restructuring charges taken in the fourth quarter) from $36.5 million in 2004. The majority of this growth in operating expenses related to the addition of Citizens Bank~Wakulla in November 2004 and the expansion of loan and deposit production personnel in several Banks during 2005. The Company’s efficiency ratio improved during the year as the Company focused its efforts on improving operational processes and productivity levels of customer contact employees. Ameris’s efficiency ratio (excluding non-recurring amounts discussed earlier) was 61.2% and 62.9%, respectively, for the years ended December 31, 2005 and 2004.

Ameris’s credit quality declined slightly, reflecting the purchase of First National Banc, Inc. Non-performing assets as a percentage of total loans at the end of 2005 were 0.90%, an increase from 0.70% a year ago. The Company has concentrated significant resources towards improving credit quality and has seen the pace of improvement accelerate. For the year ended December 31, 2005, Ameris had charge-offs of 0.03% compared to 0.22% in 2004. The Company’s loan loss reserve as a percentage of loans grew to 1.88% at December 31, 2005 from 1.77% at December 31, 2004; however, this increase in the reserve levels is mainly attributable to the acquired loan loss reserves in the First National Banc, Inc. transaction.

CRITICAL ACCOUNTING POLICIES

Ameris has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management, which could have a material impact on the carrying values of assets and liabilities and the results of Ameris’s operations. We believe the following accounting policies applied by Ameris represent critical accounting policies.

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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The national economy has rebounded during 2005. If the economy’s momentum continues, certain factors could evolve which would continue to positively impact our net interest margin. An increase in interest rates by the Federal Reserve would favorably impact our net interest margin. An improving economy could result in the expansion of businesses and creation of jobs which would positively affect Ameris’s loan growth and improve our gross revenue stream. Conversely, certain factors could result from an expanding economy which could increase our credit costs and adversely impact our net earnings. A significant rapid rise in interest rates could create higher borrowing costs and shrinking corporate profits, which could have a material impact on borrowers’ ability to pay. We will continue to concentrate on maintaining a high quality loan portfolio through strict administration of our loan policy.

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2005, we had 14 credit relationships that exceeded $5 million.

A substantial portion of our loan portfolio is in the commercial real estate and residential real estate sectors. Those loans are secured by real estate in Ameris’s primary market area. A substantial of portion of other real estate owned is located in those same markets. Therefore, the ultimate collectibility of a substantial portion of our loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes to market conditions in Ameris’s primary market area.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 13 to the Notes to Consolidated Financial Statements for additional details.

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

We have recorded on our consolidated balance sheet net deferred tax assets of $4.8 million, which includes amounts relating to loss carryforwards. We believe there will be sufficient taxable income in the future to allow us to utilize these loss carryforwards in the tax jurisdictions where they exist.

Long-Lived Assets, Including Intangibles

In our financial statements, we have recorded $49.7 million of goodwill and other intangible assets, which represents the amount by which the price we paid for acquired businesses exceeds the fair value of tangible assets acquired plus the liabilities assumed. We evaluate long-lived assets, such as property and equipment, specifically identifiable intangibles and goodwill, when events or changes in circumstances indicate that the carrying value of such assets might not be recoverable. Factors that could trigger impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets and significant negative industry or economic trends.

The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value.

In determining the existence of impairment factors, our assessment is based on market conditions, operational performance and legal factors of our Company. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles and other long-lived assets are subject to judgments and estimates that management is required to make. Future events could cause us to conclude that impairment indicators exist and that our goodwill, intangibles and other long-lived assets might be impaired. In accordance with accounting rules promulgated by the Financial Accounting Standards Board (“FASB”), no amount of goodwill was expensed in 2005, 2004, or 2003, except for the impairment charge of $9,000 in 2003.

NET INCOME AND EARNINGS PER SHARE

We reported net income of $13.7 million, or $1.14 per diluted common share, in 2005, compared to net income of $13.1 million, or $1.11 per diluted common share, in 2004 and net income of $12.0 million, or $1.02 per diluted common share, in 2003. The return on average assets was 1.04% in 2005 compared to 1.12% in 2004, 1.04% in 2003 and .90% in 2002. The return on average common stockholders’ equity was 10.87% in 2005 compared to 11.19% in 2004, 10.85% in 2003.

EARNING ASSETS AND LIABLITIES

Average earning assets in 2005 increased 13.13% over 2004 principally due to an 11.39% increase in total loans and a 16.03% increase in securities. Average interest-bearing liabilities increased $118.7 million, or 12.97%, to $1.0 billion as of December 31, 2005. The earning asset and interest-bearing liability mix is consistently monitored to increase net interest margin and therefore increase profitability.

The following statistical information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

The following tables set forth the amount of the our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% federal tax rate.

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned interest	$952,647	$69,238	7.27%	$855,205	$56,433	6.60%	$841,857	$57,707	6.85%
Investment securities:
Taxable	219,640	8,547	3.89	186,989	7,216	3.86	179,925	6,079	3.38
Nontaxable	3,993	247	6.19	3,654	256	7.01	3,133	236	7.53
Interest-bearing deposits in banks	40,173	1,502	3.74	31,471	542	1.72	42,482	537	1.26
Federal funds sold	2,711	89	3.28	311	5	1.61	—	—	—

Total interest- earning assets	1,219,164	79,623	6.53	1,077,630	64,452	5.98	1,067,397	64,559	6.05

Non-interest-earning assets:
Cash	44,506			37,303			37,387
Allowance for loan losses	(16,862)			(15,394)			(15,867)
Unrealized gain on available for sale Securities	(2,139)			257			1,524
Other assets	77,926			73,416			67,261

Total non-interest- earning other assets	103,431			95,582			90,305

Total assets	$1,322,595			$1,173,212			$1,157,702

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$393,592	$4,013	1.02%	$357,893	$2,604	0.73%	$324,819	$2,691	0.83%
Time deposits	498,036	15,016	3.02	406,467	8,702	2.14	439,873	11,492	2.61
Other short-term borrowings	6,521	103	1.58	5,235	67	1.28	6,547	68	1.04
Other borrowings	100,456	4,296	4.28	110,977	4,496	4.05	106,809	4,392	4.11
Trust preferred securities	35,779	3,506	9.80	35,567	3,506	9.86	35,567	3,498	9.83

Total interest-bearing liabilities	1,034,084	26,934	2.60	916,139	19,375	2.11	913,615	22,141	2.42

Non-interest-bearing liabilities and stockholders’ equity:
Demand deposits	154,326			133,546			124,972
Other liabilities	7,895			6,463			8,421
Stockholders’ equity	126,290			117,064			110,694

Total non-interest-bearing liabilities and stockholders’ equity	288,511			257,073			244,087

Total liabilities and stockholders’ equity	$1,322,595			$1,173,212			$1,157,702

Interest rate spread			3.93%			3.87%			3.63%

Net interest income		$52,689			$45,077			$42,418

Net interest margin			4.32%			4.18%			3.97%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the amount by which interest income on interest-bearing assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, investment securities, interest-bearing deposits in banks and federal funds sold. Our interest-bearing liabilities include deposits, other short-term borrowings, FHLB advances and subordinated debentures.

2005 Compared With 2004

Interest income for the year ended December 31, 2005 was $79.6 million, an increase of $15.1 million, or 23.6%, compared to $64.3 million for the same period in 2004. Average earning assets increased $141.2 million, or 13.13%, to $1.22 billion for the year ended December 31, 2005 compared to $1.08 billion as of December 31, 2004. Yield on average earning assets on a taxable equivalent basis increased 55 basis points to 6.53% from 5.98% for the years ended December 31, 2005 and 2004, respectively. The Company’s increase in interest income is equally attributable to both an increase average earning assets and the 200 basis point increase in the prime rate from December 2004 to December 2005.

Interest expense on deposits and other borrowings for the year ended December 31, 2005 was $26.9 million, a $7.6 million, or 39.0%, increase from the year ended December 31, 2004. While average interest-bearing liabilities increased $117.9 million, or 12.87%, to $1.03 billion as of December 31, 2005 compared to $916.1 million for the year ended December 31, 2004, the yield on average interest-bearing liabilities increased 49 basis points to 2.60% from 2.11% as of December 31, 2005 and 2004, respectively. Our Company has successfully managed our cost of deposits during the rapid increase in interest rates over the recent 18 month period. The Company’s core deposits are increasingly targeted by competition in all of our markets. The Company’s sales strategies and customer retention plans have been very successful in protecting our base of deposits at very attractive pricing levels.

Net interest income for 2005, on a taxable-equivalent basis, was $52.7 million compared to $45.1 million in 2004, an increase of $7.6 million, or 16.89%. The increase was primarily attributable to the growth in the balance sheet. The Company’s net interest margin, on a tax equivalent basis, increased to 4.32% for the year ended December 31, 2005 compared to 4.18% as of December 31, 2004.

2004 Compared With 2003

Net interest income, on a taxable-equivalent basis, increased 6.37% in 2004 to $45.1 million from $42.4 million in 2003. Net interest income in 2004 reflected a decrease in the average yield on earning assets of 7 basis points, while the average cost of interest-bearing liabilities decreased 31 basis points. The significant increase in net interest income in 2004 is attributable to lower cost of funds. Cost of funds decreased 12.22% to $19.4 million in 2004 from $22.1 million in 2003. The net interest margin increased 21 basis points to 4.18% in 2004 from 3.97% in 2003. Increases in funding costs relate mostly to a trend toward higher rates that began during 2004.

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

	Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease)	Changes Due To		Increase (Decrease)	Changes Due To
		Rate	Volume		Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$12,805	$6,375	$6,430	$(1,274)	$(2,189)	$915
Interest on securities:
Taxable	1,331	71	1,260	1,137	898	239
Tax exempt	(9)	(33)	24	20	(19)	39
Interest-bearing deposits in banks	960	810	150	5	144	(139)
Interest on federal funds	84	45	39	5	—	5

Total interest income	15,171	7,268	7,903	(107)	(1,166)	1,059

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	1,409	1,149	260	(87)	(361)	274
Interest on time deposits	6,314	4,354	1,960	(2,790)	(1,917)	(873)
Interest on short-term borrowings	36	20	16	(1)	13	(14)
Interest on other borrowings	(200)	226	(426)	104	(67)	171
Interest on trust preferred securities	—	—	—	8	8	—

Total interest expense	7,559	5,749	1,810	(2,766)	(2,324)	(442)

Net interest income	$7,612	$1,519	$6,093	$2,659	$1,158	$1,501

Provision for Loan Losses

The allowance for loan losses is a charge to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of nonperforming and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. As these factors change, the level of loan loss provision changes. Our provision for loan losses totaled $1.7 million in 2005, $1.8 million in 2004 and $3.9 million in 2003. The allowance for loan losses represented 1.88% and 1.77% of total loans outstanding at December 31, 2005 and 2004, respectively, and 1.78% of total loans outstanding at December 31, 2003. The decrease in the provision expense is the result of a concentrated effort at improving the Company’s credit quality. The increase in the allowance for loan losses to total loans outstanding at December 31, 2005 from December 31, 2004 of 11 basis points is solely attributable to the acquired reserves of First National Banc, Inc. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio.

Noninterest Income

Following is a comparison of noninterest income for 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Service charges on deposit accounts	$10,428	$10,210	$10,638
Mortgage origination fees	1,614	1,427	1,637
Other service charges, commissions and fees	926	737	917
Gain (loss) on sale of securities	(391)	—	(5)
Other income	953	649	1,531

	$13,530	$13,023	$14,718

2005 Compared With 2004

For 2005, noninterest income totaled $13.5 million, an increase of $.51 million over noninterest income of $13.0 million in 2004, which represented a 3.89% increase. The growth in fee income of $407,000 from 2004 to 2005 was primarily attributable to the growth in demand deposit accounts. During 2005, the Company sold securities at a loss of $391,000 as part of an ongoing strategic long-term plan of restructuring the investment portfolio to help minimize the potential reduction in earnings or capital caused by changes in interest rates. The increase in noninterest income without the nonrecurring securities loss was $898,000 from 2004 to 2005, which represents a 6.90% increase. Other income increased $304,000 from 2004 to 2005. The Company recorded approximately $127,000 in OREO losses in 2004.

2004 Compared With 2003

Noninterest income decreased 11.56% to $13.0 million in 2004 compared to $14.7 million in 2003. The decrease of $1.7 million in 2004 resulted from a decrease of $.7 million in service charges and other fees and commissions, a decrease of $.2 million in mortgage origination fees and a decrease in credit card income. The Company sold its credit card portfolio in 2002 and final income of approximately $.6 million was recorded in 2003, representing gains on the sale of bank property and the reversal of contingent liabilities recorded in 2002 in connection with the sale of the credit card portfolio.

Noninterest Expense

Following is a comparison of noninterest expense for 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Salaries and employee benefits	$22,483	$20,893	$19,599
Equipment and occupancy	4,931	4,770	4,725
Amortization of intangible assets	819	789	1,032
Data processing fees	1,899	1,680	1,587
Business restructuring	2,838	—	—
Other expense	10,637	8,373	8,204

	$43,607	$36,505	$35,147

2005 Compared With 2004

Noninterest expense for 2005 was $7.1 million, or 19.45%, higher compared to 2004. In 2005 we recorded a business restructuring charge of $2.8 million related to the Company’s corporate restructuring plan and re-branding efforts to consolidate and streamline the Company’s operations.

Excluding the above nonrecurring expense, noninterest expense increased $4.3 million, or 11.68%, over 2004. The majority of the increase in 2005 was related to salaries and employee benefits. In compliance with the requirements of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, we allocated $3.5 million of salaries to loan costs in 2005. After adjusting salaries and benefits for amounts allocated to loan costs, total salaries and benefits increased $2.1 million or 8.82% to $25.9 million in 2005 compared with $23.8 million in 2004. These increases are due to the acquisition of Citizens Bank~Wakulla in November 2004 as well as general staffing increases concurrent with the expansion of business in some of our markets. At December 31, 2005, total full-time equivalent employees were approximately 585.

2004 Compared With 2003

Noninterest expense increased $1.4 million to $36.5 million in 2004 from $35.1 million in 2003. Salaries and employee benefits increased $1.3 million and all other expenses increased a net of $.1 million.

In compliance with FASB 91, as described above, we allocated $2.9 million of salaries to loan costs in 2004 and $3.4 million in 2003. After adjusting salaries and benefits for amounts allocated to loan costs, total salaries and benefits increased $.8 million, or 3.48%, to $23.8 million in 2004 compared to $23.0 million in 2003. This increase was due to normal salary and benefits increases for the year. Total full-time equivalent employees were approximately 530 for 2004 and approximately 500 for 2003.

Equipment and occupancy expense remained stable at $4.8 million in 2004 compared to $4.7 million in 2003.

As required by FASB, we discontinued the amortization of goodwill in 2002. We periodically test goodwill to determine whether the carrying value of our goodwill is impaired. We continue to amortize core deposit premiums and other identifiable intangibles as a non-cash charge that increases our operating expenses. Intangible asset amortization included as an operating expense amounted to $.8 million and $1.0 million in 2004 and 2003, respectively. The decrease of $.2 million in amortization of intangible assets in 2004 resulted from a reduction in amortization of core deposit premiums paid on prior acquisitions.

Data processing fees increased $.1 million in 2004 and were attributable to increased volume of transactions processed.

All other noninterest expense increased $.2 million to $8.4 million in 2004 compared to $8.2 million in 2003. The increase in other noninterest expense is attributable primarily to increases in legal, accounting and consulting fees resulting from new rules and regulations established by regulatory authorities, executive search fees and merger and acquisition expenses.

Income Taxes

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. Income taxes totaled $7.1 million in 2005, $6.6 million in 2004 and $6.0 million in 2003. The effective tax rate was 34% for the years ended December 31, 2005 and 2004 and 33% for the year ended December 31, 2003.

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 53.85% of our loan portfolio as of December 31, 2005. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Commercial and financial	$152,715	$136,229	$157,594	$172,429	$152,097
Agricultural	30,437	28,198	22,051	34,007	39,878
Real estate - construction	224,230	94,043	60,978	23,020	24,650
Real estate - mortgage, farmland	74,023	64,245	65,433	63,093	63,533
Real estate - mortgage, commercial	321,443	253,001	250,247	243,037	225,470
Real estate - mortgage, residential	317,593	235,431	209,172	209,485	202,447
Consumer installment loans	62,508	60,884	68,230	78,535	91,557
Other	3,652	5,043	6,834	9,841	5,444

	1,186,601	877,074	840,539	833,447	805,076
Less reserve for possible loan losses	22,294	15,493	14,963	14,868	14,944

Loans, net	$1,164,307	$861,581	$825,576	$818,579	$790,132

Total loans as of December 31, 2005 are shown in the following table according to maturity or repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Maturity or Repricing Within:
One year or less	$745,840
After one year through five years	393,955
After five years	46,806

$1,186,601

The following table summarizes loans at December 31, 2005 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$427,972
Floating or adjustable interest rates	12,789

$440,761

Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention. We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, we further segregate our loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans require specific allowances. Allowances are provided for other types and classifications of loans based on anticipated loss rates. Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required. In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the markets where the subsidiary banks operate. Factors considered include, among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

We have developed a methodology for determining the adequacy of the loan loss reserve, which is monitored by the Company’s senior credit officer and internal audit staff. Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides seven ratings of which three ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer. As a result of loan review, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in Thousands)
Commercial, financial, industrial and agricultural	$9,926	15%	$6,876	19%	$6,289	21%	$5,892	25%	$6,009	24%
Real estate	2,953	79	2,036	74	2,431	70	2,651	65	2,825	64
Consumer	5,402	6	3,792	7	3,550	9	3,649	10	3,420	12
Unallocated	4,013	—	2,789	—	2,693	—	2,676	—	2,690	—

	$22,294	100%	$15,493	100%	$14,963	100%	$14,868	100%	$14,944	100%

The following table presents an analysis of our loan loss experience for the periods indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Average amount of loans outstanding	$952,647	$855,205	$841,857	$827,939	$698,292

Balance of reserve for possible loan losses at beginning of period	$15,493	$14,963	$14,868	$14,944	$9,832

Charge-offs:
Commercial, financial and agricultural	(649)	(1,639)	(3,114)	(2,576)	(3,534)
Real estate	(543)	(382)	(781)	(2,491)	(626)
Consumer	(963)	(1,555)	(1,443)	(2,092)	(1,328)
Recoveries:
Commercial, financial and agricultural	601	464	963	502	203
Real estate	644	483	46	492	546
Consumer	532	718	479	515	361

Net charge-offs	(378)	(1,911)	(3,850)	(5,650)	(4,378)

Additions to reserve charged to operating expenses	1,651	1,786	3,945	5,574	4,566

Allowance for loan losses of acquired subsidiary	5,528	655	—	—	4,924

Balance of reserve for possible loan losses at end of period	$22,294	$15,493	$14,963	$14,868	$14,944

Ratio of net loan charge-offs to average loans	0.04%	0.22%	0.46%	0.68%	0.63%

NONPERFORMING LOANS

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectibility is charged to the allowance for possible loan losses. Interest on loans that are classified as non-accrual is recognized when received. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$9,586	$5,640	$6,472	$7,561	$11,958
Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	44	25	171	691
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—	—	—	—

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

LIQUIDITY AND RATE SENSITIVITY

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of our Company to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments (principally interest-bearing deposits in banks) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. In addition, our Company maintains relationships with correspondent banks which could provide funds to them on short notice, if needed.

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

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may not react identically to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2005
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Earning assets:
Interest-bearing deposits in banks	$70,854	$—	$—	$—	$70,854
Federal funds sold	28,927	—	—	—	28,927
Restricted stock	8,597	—	—	—	8,597
Investment securities	3,343	10,429	180,539	40,834	235,145
Loans	607,575	138,265	393,955	46,806	1,186,601

	719,296	148,694	574,494	87,640	1,530,124

Interest-bearing liabilities:
Interest-bearing deposits (1)	493,516	—	—	—	493,516
Certificates of deposit	144,751	393,106	142,667	352	680,876
Other short-term borrowings	10,307	—	—	—	10,307
Other borrowings	5,000	3,522	7,500	90,000	106,022
Trust preferred securities	5,155	35,567	—	—	40,722

	658,729	432,195	150,167	90,352	1,331,443

Interest rate sensitivity gap	$60,567	$(283,501)	$424,327	$(2,712)	$198,681

Cumulative interest rate sensitivity gap	$60,567	$(222,934)	$201,393	$198,681

Interest rate sensitivity gap ratio	1.09	0.34	3.83	0.97

Cumulative interest rate sensitivity gap ratio	1.09	0.80	1.16	1.15

(1)	While interest-bearing deposits (including NOW accounts, MMDA and savings accounts) have the ability to reprice immediately, it is our experience that these reprice with much less intensity than the indexes to which they follow. Although we show the entire balance of these accounts in the zero- to three-month period, we believe that these will reprice over a period longer than the contractual period.

INVESTMENT PORTFOLIO

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets. In particular, approximately 63% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 6% of the investment portfolio matures or reprices within one year or less.

Following is a summary of the carrying value of investments, including restricted equity securities, as of the end of each reported period:

	December 31,
	2005	2004	2003
	(Dollars in Thousands)
U. S. Government and agency securities	$92,461	$78,227	$79,545
State and municipal securities	7,968	4,212	3,733
Corporate debt securities	7,113	18,131	23,468
Mortgage-backed securities	126,870	112,640	83,108
Marketable equity securities	733	738	741
Restricted equity securities	8,597	7,793	5,694

	$243,742	$221,741	$196,289

The amounts of securities available for sale in each category as of December 31, 2005 are shown in the following table below according to the following contractual maturity classifications: (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

	U. S. Treasury and Other U. S. Government Agencies and Corporations		State and Political Subdivisions
	Amount	Yield (1)	Amount	Yield (1) (2)
	(Dollars in Thousands)
Maturity:
One year or less	$13,185	4.09%	$587	8.94%
After one year through five years	177,493	4.06	3,046	4.82
After five years through ten years	10,966	4.92	4,130	5.46
After ten years	25,533	5.52	205	5.52

	$227,177	4.23%	$7,968	5.47%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.
(2)	Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 34%.

DEPOSITS

The average amount of deposits and average rate paid thereon, classified as non-interest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	Year Ended December 31,
	2005		2004
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$154,326	—%	$133,546	—%
Interest-bearing demand and savings deposits	393,594	1.02	357,893	0.73
Time deposits	498,036	3.02	406,467	2.14

Total deposits	$1,045,956		$897,906

We have a large, stable base of time deposits with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

(Dollars in Thousands)
Three months or less	$74,828
Over three through twelve months	202,827
Over twelve months	78,345

Total	$356,000

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In the ordinary course of business, our Banks have granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Banks’ Board of Directors. Our Banks have also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Banks use the same credit policies for these off-balance sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Following is a summary of the commitments outstanding at December 31, 2005 and 2004.

	December 31,
	2005	2004
	(Dollars in Thousands)
Commitments to extend credit	$184,265	$114,942
Financial standby letters of credit	5,741	3,172

	$190,006	$118,114

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$6,521	1.58%	$5,235	1.28%	$6,547	1.04%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$15,545		$14,205		$13,978

The following table sets forth certain information about contractual cash obligations as of December 31, 2005.

	Payments Due After December 31, 2005
	Total	1 Year Or Less	1 -3 Years	4 -5 Years	After 5 Years
Short-term borrowings	$10,307	$10,307	$—	$—	$—
Time certificates of deposit	680,876	537,857	124,369	18,298	352
Long-term debt	5,000	—	5,000	—	—
Federal Home Loan Bank advances	101,022	3,522	5,500	2,000	90,000
Subordinated deferrable interest debentures	40,722	35,567	—	—	5,155

Total contractual cash obligations	$837,927	$587,253	$134,869	$20,298	$95,507

Our operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2005, we had no material amounts in binding commitments for capital expenditures.

CAPITAL ADEQUACY

The capital resources of our Company are monitored on a periodic basis by state and federal regulatory authorities. During 2005, we increased our capital by retaining net earnings of $6.9 million after payment of dividends. In addition to earnings for 2005, the Company issued approximately 1,084,000 shares to effect the purchase of First National Banc, Inc. during the fourth quarter of 2005, resulting in approximately $22.2 million in new capital. We are aware of no events or trends likely to result in a material change in our liquidity.

In accordance with risk capital guidelines issued by the Federal Reserve, we are required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, all member banks must maintain “core” or “Tier 1” capital of at least 4% of total assets (“leverage ratio”). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality and well managed on- and off-balance-sheet activities, and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

The following table summarizes the regulatory capital levels of Ameris at December 31, 2005.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Leverage capital	$132,899	9.71%	$54,757	4.00%	$78,142	5.71%
Risk-based capital:
Core capital	132,899	10.89	48,808	4.00	84,091	6.89
Total capital	154,513	12.66	97,616	8.00	56,897	4.66

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

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth certain consolidated quarterly financial information of the Company. This information is derived from unaudited consolidated financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

	Quarters Ended December 31, 2005
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$22,892	$20,494	$18,595	$17,558
Net interest income	14,601	13,312	12,569	12,123
Net income	2,723	3,905	3,500	3,600

Per Share Data:
Net income – basic	0.22	0.33	0.29	0.31
Net income – diluted	0.22	0.33	0.29	0.30
Dividends	0.14	0.14	0.14	0.14

	Quarters Ended December 31, 2004
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$17,060	$16,196	$15,446	$15,663
Net interest income	11,945	11,296	10,788	10,961
Net income	3,788	3,085	3,042	3,186

Per Share Data:
Net income – basic	0.32	0.27	0.26	0.27
Net income – diluted	0.32	0.26	0.26	0.27
Dividends	0.12	0.12	0.12	0.12

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

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis points increase or 200 basis points decrease in market rates on net interest income and is monitored on a quarterly basis. Our most recent simulation model projects net interest income would increase 9.84% if rates rise 200 basis points gradually over the next year. On the other hand, the model projects net interest income to decrease 8.62% if rates decline 200 basis points over the next year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

During 2005 and 2004, Ameris did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Ameris’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures are effective.

During the quarter ended December 31, 2005, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Ameris Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Mauldin & Jenkins, Certified Public Accountants, LLC (“Mauldin & Jenkins”), the Company’s independent auditors, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ameris Bancorp

Moultrie, Georgia

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”, that Ameris Bancorp and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Ameris Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ameris Bancorp and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ameris Bancorp and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial position of Ameris Bancorp and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 17, 2006 expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

February 17, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Nominees for Director

Information with respect to the Company’s directors and nominees for director is set forth in Ameris’s Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Proposal I: Election of Directors” and is incorporated herein by reference.

Executive Officers

The following table sets forth certain information with respect to the executive officers of Ameris as of March 10, 2006.

Name, Age and Term as Officer	Position with Ameris	Principal Occupation for the Last Five Years and Other Directorships
Edwin W. Hortman, Jr.; 52 Officer since 2002	President and Chief Executive Officer	President and Chief Executive Officer since January 1, 2005. Director since November 2003. President and Chief Operating Officer from November 2003 through December 2004. Executive Vice President and Regional Bank Executive for Northern Division from August 2002 through November 2003. President, Chief Executive Officer and director of Citizens Security Bank from April 1998 to November 2003. Director of each subsidiary bank in the Northern Division from September 2002 through March 2004.

Dennis J. Zember, Jr.; 36 Officer since 2005	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer of Ameris since February 14, 2005. Senior Vice President and Treasurer of Flag Financial Corporation and Senior Vice President and Chief Financial Officer of Flag Bank from January 2002 to February 2005. Vice President and Treasurer of Century South Banks, Inc. from August 1997 to May 2001.

Jon S. Edwards; 44 Officer since 1999	Executive Vice President and Director of Credit Administration	Executive Vice President and Director of Credit Administration since May 2005. Executive Vice President and Regional Bank Executive for Southern Division from August 2002 through April 2005. Director of Credit Administration from March 1999 to July 2003. Senior Vice President from March 1999 to August 2002. Director of each subsidiary bank in the Southern Division from September 2002 through April 2005.

Thomas T. Dampier; 55 Officer since 2004	Executive Vice President and North Regional Executive	Executive Vice President and North Regional Executive since April 2004. Director of each subsidiary bank in the Northern Division since April 2004. President and Chief Executive Officer of Colony Bank from 1994 to April 2004.

Johnny R. Myers; 56 Officer since 2005	Executive Vice President and South Regional Executive	Executive Vice President and South Regional Executive since May 2005. Director of each subsidiary bank in the Southern Division since May 2005.

Cindi Lewis; 52 Officer since 1987	Executive Vice President, Director of Human Resources and Corporate Secretary	Executive Vice President since May 2002 and Director of Human Resources and Corporate Secretary since May 2000. Senior Vice President from May 2000 to May 2002 and Vice President of Operations, Client Services and Assistant Corporate Secretary from April 1993 to May 2000.

Officers serve at the discretion of the Board of Directors.

The information set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics

Ameris has adopted a code of ethics that is applicable to its Chief Executive Officer and all senior financial officers, including its Chief Financial Officer and principal accounting officer. Ameris shall provide to any person without charge, upon request, a copy of its code of ethics. Such requests should be directed to the Corporate Secretary of Ameris Bancorp at 24 2nd Avenue, S.E., Moultrie, Georgia 31768.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Ameris by Mauldin & Jenkins, Ameris’s independent accountants, for professional services rendered for the fiscal years ended December 31, 2005 and December 31, 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit fees	$275,700	$253,825
Audit-related fees	62,500	65,650
Tax fees	78,275	69,350
All other fees	—	—

Total fees	$416,475	$388,825

Audit Fees

The amounts consist of fees billed for professional services rendered for the audit of Ameris’s annual consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, attestation services related to management’s assertions related to internal controls and services that are normally provided by Mauldin & Jenkins in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Ameris’s consolidated financial statements and are not reported under “Audit Fees.” These services include due diligence services related to contemplated mergers and acquisitions, employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Tax Fees

The amounts consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and assistance with tax notices.

All Other Fees

Consists of fees for products and services other than the services reported above. There were no fees paid to Mauldin & Jenkins in fiscal 2005 or 2004 that are not included in the above classifications.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

All services provided by Mauldin & Jenkins are subject to pre-approval by the Audit Committee of Ameris’s Board of Directors. The Audit Committee may authorize any member of the Audit Committee to approve services by Mauldin & Jenkins in the event there is a need for such approval prior to the next full Audit Committee meeting. However, the Audit Committee must review the decisions made by such authorized member of the Audit Committee at its next schedule meeting. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on Mauldin & Jenkins’ independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets - December 31, 2005 and 2004;

(ii)	Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003;

(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2005, 2004 and 2003;

(iv)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2005, 2004 and 2003;

(v)	Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003; and

(vi)	Notes to Consolidated Financial Statements.

(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 20 of Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date: March 14, 2006	By:	/s/ Edwin W. Hortman, Jr.
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

Date: March 14, 2006	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director

Date: March 14, 2006	/s/ Kenneth J. Hunnicutt
Kenneth J. Hunnicutt, Director and Chairman of the Board

Date: March 14, 2006	/s/ Dennis J. Zember, Jr.
Dennis J. Zember, Jr., Executive Vice President and Chief Financial Officer

Date: March 14, 2006	/s/ Johnny W. Floyd
Johnny W. Floyd, Director

Date: March 14, 2006	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date: March 14, 2006	/s/ Daniel B. Jeter
Daniel B. Jeter, Director

Date: March 14, 2006	/s/ Glenn A. Kirbo
Glenn A. Kirbo, Director

Date: March 14, 2006	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date: March 14, 2006	/s/ Brooks Sheldon
Brooks Sheldon, Director

Date: March 14, 2006	/s/ Eugene M. Vereen, Jr.
Eugene M. Vereen, Jr., Director

Date: March 14, 2006	/s/ Henry C. Wortman
Henry C. Wortman, Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.1	Form of Indenture for Subordinated Debentures (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

4.2	Form of Subordinated Debenture (incorporated by reference to Exhibit A to Exhibit 4.1 to Ameris Bancorp’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

4.3	Certificate of Trust of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-3 filed with the Commission on September 7, 2001).

4.4	Trust Agreement of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-3 filed with the Commission on September 7, 2001).

EXHIBIT INDEX

Exhibit No.	Description
4.5	Form of Amended and Restated Trust Agreement of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

4.6	Form of ABC Bancorp Capital Trust I Preferred Securities Certificate (incorporated by reference to Exhibit D to Exhibit 4.5 to Ameris Bancorp’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

4.7	Form of Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

4.8	Form of Agreement as to Expenses and Liabilities of ABC Bancorp Capital Trust I (incorporated by reference to Exhibit C to Exhibit 4.5 to Ameris Bancorp’s Registration Statement on Form S-3/A filed with the Commission on November 2, 2001).

10.1	Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (incorporated by reference to Exhibit 5.3 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

10.2	Executive Salary Continuation Agreement dated February 14, 1984 (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Annual Report on Form 10-KSB filed with the Commission on March 27, 1989).

10.3	1992 Incentive Stock Option Plan and Option Agreement for Kenneth J. Hunnicutt (incorporated by reference to Ameris Bancorp’s Annual Report on Form 10-KSB filed with the Commission on March 30, 1993).

10.4	Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.5	Form of Rights Agreement between ABC Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.6	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on Mach 29, 2000).

10.7	Commission Agreement by and between Ameris Bancorp and Jerry L. Keen dated as of September 12, 2002 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002).

EXHIBIT INDEX

Exhibit No.	Description
10.8	Asset Purchase Agreement by and between Southland Bank and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.16 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

10.9	Interim Servicing Agreement by and between Southland Bank and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

10.10	Joint Marketing Agreement by and between Ameris Bancorp and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

10.11	Executive Employment Agreement with Jon S. Edwards dated as of July 1, 2003 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2003).

10.12	Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

10.13	Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003 (incorporated by reference to Exhibit 10.20 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

10.14	Executive Employment Agreement with Thomas T. Dampier dated as of May 18, 2004 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004).

10.15	Executive Consulting Agreement with Kenneth J. Hunnicutt dated as of January 1, 2005 (incorporated by reference to Exhibit 10.16 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 16, 2005).

10.16	Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.17	Form of 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the Commission on April 18, 2005).

10.18	Executive Employment Agreement with Dennis J. Zember, Jr. dated as of May 5, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the Commission on May 11, 2005).

EXHIBIT INDEX

Exhibit No.	Description
10.19	Executive Employment Agreement with Johnny R. Myers dated as of May 11, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 16, 2005).

10.20	Revolving Credit Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

10.21	Security Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

10.22	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.23	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.24	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

21.1	Schedule of subsidiaries of Ameris Bancorp.

23.1	Consent of Mauldin & Jenkins, LLC.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Ameris Bancorp’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ameris Bancorp’s Chief Financial Officer.

32.1	Section 1350 Certification by Ameris Bancorp’s Chief Executive Officer.

32.2	Section 1350 Certification by Ameris Bancorp’s Chief Financial Officer.

AMERIS BANCORP

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Consolidated financial statements:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ameris Bancorp

Moultrie, Georgia

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ameris Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of Ameris Bancorp’s internal control over financial reporting.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

February 17, 2006

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
Assets
Cash and due from banks	$74,420	$40,339
Interest-bearing deposits in banks	70,854	57,331
Federal funds sold	28,927	12,285
Securities available for sale, at fair value	235,145	213,948
Restricted equity securities, at cost	8,597	7,793

Loans, net of unearned income	1,186,601	877,074
Less allowance for loan losses	22,294	15,493

Loans, net	1,164,307	861,581

Premises and equipment, net	39,606	27,772
Intangible assets	6,412	3,706
Goodwill	43,304	24,325
Other assets	25,637	18,913

	$1,697,209	$1,267,993

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$200,840	$150,090
Interest-bearing	1,174,392	836,134

Total deposits	1,375,232	986,224
Federal funds purchased and securities sold under agreements to repurchase	10,307	7,530
Other borrowings	106,022	110,366
Other liabilities	16,223	7,367
Subordinated deferrable interest debentures	40,722	35,567

Total liabilities	1,548,506	1,147,054

Commitments and contingencies

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 14,270,783 and 13,070,578 shares issued	14,271	13,071
Capital surplus	67,381	45,073
Retained earnings	80,683	73,768
Accumulated other comprehensive loss	(2,625)	(230)
Unearned compensation	(526)	(523)

	159,184	131,159
Less cost of 1,318,465 and 1,304,430 shares acquired for the treasury	(10,481)	(10,220)

Total stockholders’ equity	148,703	120,939

	$1,697,209	$1,267,993

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
Interest income
Interest and fees on loans	$69,238	$56,433	$57,707
Interest on taxable securities	8,547	7,216	6,079
Interest on nontaxable securities	163	169	156
Interest on deposits in other banks	1,502	542	537
Interest on federal funds sold	89	5	—

	79,539	64,365	64,479

Interest expense
Interest on deposits	19,029	11,306	14,183
Interest on other borrowings	7,905	8,069	7,958

	26,934	19,375	22,141

Net interest income	52,605	44,990	42,338
Provision for loan losses	1,651	1,786	3,945

Net interest income after provision for loan losses	50,954	43,204	38,393

Other income
Service charges on deposit accounts	10,428	10,210	10,638
Other service charges, commissions and fees	926	737	917
Mortgage origination fees	1,614	1,427	1,637
Loss on sale of securities	(391)	—	(5)
Other	953	649	1,531

	13,530	13,023	14,718

Other expenses
Salaries and employee benefits	22,483	20,893	19,599
Equipment expense	2,331	2,144	2,112
Occupancy expense	2,600	2,626	2,613
Amortization of intangible assets	819	789	1,023
Data processing fees	1,899	1,680	1,587
Provision for restructuring of operations	2,838	—	—
Other operating expenses	10,637	8,373	8,213

	43,607	36,505	35,147

Income before income taxes	20,877	19,722	17,964
Applicable income taxes	7,149	6,621	5,954

Net income	$13,728	$13,101	$12,010

Basic earnings per share	$1.15	$1.12	$1.03

Diluted earnings per share	$1.14	$1.11	$1.02

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
Net income	$13,728	$13,101	$12,010

Other comprehensive income (loss):
Net unrealized holding losses arising during period, net of tax benefits of $1,366, $387 and $575	(2,653)	(752)	(1,117)
Reclassification adjustment for losses included in net income, net of tax benefits of $133 and $2	258	—	3

Total other comprehensive loss	(2,395)	(752)	(1,114)

Comprehensive income	$11,333	$12,349	$10,896

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	Common Stock		Capital Surplus
	Shares	Par Value
Balance, December 31, 2002	10,824,257	$10,824	$45,946
Net income	—	—	—
Cash dividends declared, $.43 per share	—	—	—
Issuance of restricted shares of common stock under employee incentive plan	24,800	25	386
Amortization of unearned compensation, net of forfeitures	—	—	—
Proceeds from exercise of stock options	865	1	8
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	106
Repurchase of shares for treasury	—	—	—
Other comprehensive loss	—	—	—

Balance, December 31, 2003	10,849,922	10,850	46,446
Net income	—	—	—
Cash dividends declared, $.47 per share	—	—	—
Issuance of restricted shares of common stock under employee incentive plan	14,900	15	279
Amortization of unearned compensation, net of forfeitures	—	—	—
Proceeds from exercise of stock options	27,326	27	293
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	234
Repurchase of shares for treasury	—	—	—
Six-for-five common stock split	2,178,430	2,179	(2,179)
Other comprehensive loss	—	—	—

Balance, December 31, 2004	13,070,578	13,071	45,073
Net income	—	—	—
Cash dividends declared, $.56 per share	—	—	—
Adjustments to record acquisition of purchased subsidiaries, net of direct costs	1,083,718	1,084	21,103
Issuance of restricted shares of common stock under employee incentive plan	17,300	17	307
Amortization of unearned compensation, net of forfeitures	—	—	—
Proceeds from exercise of stock options	100,129	100	845
Payment for fractional shares	(942)	(1)	—
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	53
Repurchase of shares for treasury	—	—	—
Other comprehensive loss	—	—	—

Balance, December 31, 2005	14,270,783	$14,271	$67,381

F-6(a)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Treasury Stock		Total
				Shares	Cost
Balance, December 31, 2002	$59,210	$1,636	$(443)	1,053,321	$(9,689)	$107,484
Net income	12,010	—	—	—	—	12,010
Cash dividends declared, $.43 per share	(5,075)	—	—	—	—	(5,075)
Issuance of restricted shares of common stock under employee incentive plan	—	—	(411)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	363	—	—	363
Proceeds from exercise of stock options	—	—	—	—	—	9
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	—	—	—	106
Repurchase of shares for treasury	—	—	—	12,747	(170)	(170)
Other comprehensive loss	—	(1,114)	—	—	—	(1,114)

Balance, December 31, 2003	66,145	522	(491)	1,066,068	(9,859)	113,613
Net income	13,101	—	—	—	—	13,101
Cash dividends declared, $.47 per share	(5,478)	—	—	—	—	(5,478)
Issuance of restricted shares of common stock under employee incentive plan	—	—	(294)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	262	—	—	262
Proceeds from exercise of stock options	—	—	—	—	—	320
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	—	—	—	234
Repurchase of shares for treasury	—	—	—	20,957	(361)	(361)
Six-for-five common stock split	—	—	—	217,405	—	—
Other comprehensive loss	—	(752)	—	—	—	(752)

Balance, December 31, 2004	73,768	(230)	(523)	1,304,430	(10,220)	120,939
Net income	13,728	—	—	—	—	13,728
Cash dividends declared, $.56 per share	(6,795)	—	—	—	—	(6,795)
Adjustments to record acquisition of purchased subsidiaries, net of direct costs	—	—	—	—	—	22,187
Issuance of restricted shares of common stock under employee incentive plan	—	—	(324)	—	—	—
Amortization of unearned compensation, net of forfeitures	—	—	321	—	—	321
Proceeds from exercise of stock options	—	—	—	—	—	945
Payment for fractional shares	(18)	—	—	—	—	(19)
Reduction in income taxes payable resulting from vesting of restricted shares	—	—	—	—	—	53
Repurchase of shares for treasury	—	—	—	14,035	(261)	(261)
Other comprehensive loss	—	(2,395)	—	—	—	(2,395)

Balance, December 31, 2005	$80,683	$(2,625)	$(526)	1,318,465	$(10,481)	$148,703

See Notes to Consolidated Financial Statements.

F-6(b)

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
OPERATING ACTIVITIES
Net income	$13,728	$13,101	$12,010

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,153	1,880	1,858
Amortization of intangible assets	819	789	1,023
Amortization of unearned compensation	321	262	363
Net losses on sale of securities available for sale	391	—	5
Net (gains) losses on sale or disposal of premises and equipment	36	(50)	3
Provision for loan losses	1,651	1,786	3,945
Provision for deferred taxes	(35)	243	(157)
(Increase) decrease in interest receivable	(2,290)	438	944
Increase (decrease) in interest payable	911	81	(667)
Decrease in taxes payable	(400)	(284)	(284)
Reduction in income taxes payable resulting from vesting of restricted shares	53	234	106
Net other operating activities	4,361	2,419	(524)

Total adjustments	7,971	7,798	6,615

Net cash provided by operating activities	21,699	20,899	18,625

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(10,888)	(21,705)	42,353
Purchases of securities available for sale	(80,495)	(67,681)	(129,998)
Proceeds from maturities of securities available for sale	49,066	68,130	89,533
Proceeds from sale of securities available for sale	20,451	—	26,479
(Increase) decrease in restricted equity securities, net	647	(1,957)	84
(Increase) decrease in federal funds sold	13,413	(10,430)	—
Increase in loans, net	(116,295)	(17,302)	(10,942)
Purchase of premises and equipment	(2,954)	(2,816)	(2,071)
Proceeds from sale of premises and equipment	—	583	—
Net cash received (paid) for acquisitions	5,125	(9,416)	—

Net cash provided by (used in) investing activities	(121,930)	(62,594)	15,438

FINANCING ACTIVITIES
Increase (decrease) in deposits	147,569	31,056	(9,523)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	2,777	(681)	7
Proceeds from other borrowings	5,000	32,000	15,000
Repayment of other borrowings	(15,344)	(19,679)	(34,745)
Dividends paid	(6,355)	(5,475)	(4,885)
Proceeds from exercise of stock options	945	320	9
Payment for fractional shares	(19)	—	—
Purchase of treasury shares	(261)	(361)	(170)

Net cash provided by (used in) financing activities	134,312	37,180	(34,307)

Net increase (decrease) in cash and due from banks	34,081	(4,515)	(244)

Cash and due from banks at beginning of year	40,339	44,854	45,098

Cash and due from banks at end of year	$74,420	$40,339	$44,854

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$25,821	$19,184	$22,706

Income taxes	$7,584	$6,662	$6,395

NONCASH TRANSACTION
Principal balances of loans transferred to other real estate owned	$1,153	$2,239	$2,096

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company”) is a multi-bank holding company whose business is presently conducted by its subsidiary banks (the “Banks”). Through the Banks, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes South and Southeast Georgia, North Florida and Southeast Alabama. The Company and the Banks are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

In 2005, the Company changed its corporate name from ABC Bancorp to Ameris Bancorp.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, contingent assets and liabilities, intangible assets, goodwill, deferred compensation and deferred tax assets. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed assets, management obtains independent appraisals for significant collateral. Management also tests intangible assets and goodwill for impairment on an annual basis.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, interest-bearing deposits in banks, federal funds purchased, restricted equity securities and securities sold under agreements to repurchase are reported net.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $8,115,000 and $9,602,000 at December 31, 2005 and 2004, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill assigned to any of its subsidiary banks as of October 1, 2005.

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

Foreclosed Assets

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed. The carrying amount of foreclosed assets at December 31, 2005 and 2004 was $1,148,968 and $476,140, respectively.

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

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Net income, as reported	$13,728	$13,101	$12,010
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(268)	(59)	(70)

Pro forma net income	$13,460	$13,042	$11,940

Earnings per share:
Basic - as reported	$1.15	$1.12	$1.03

Basic - pro forma	$1.13	$1.11	$1.02

Diluted - as reported	$1.14	$1.11	$1.02

Diluted – pro forma	$1.12	$1.10	$1.01

In December 2005, the Company decided to accelerate the vesting of 7,332 options to purchase its common stock to avoid the income statement impact of adopting FASB Statement 123R in future years.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company uses a first-in, first-out method and any difference in repurchase cost and reissuance price is recorded as an increase or reduction in capital surplus.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income, by the effect of the issuance of potential common shares that are dilutive, by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of only stock options for the years ended December 31, 2005, 2004 and 2003, and are determined using the treasury stock method.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2005	2004	2003
Net income	$13,728	$13,101	$12,010

Weighted average number of common shares outstanding	11,933	11,736	11,727
Effect of dilutive options	113	125	80

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	12,047	11,861	11,807

At December 31, 2005 and 2003, potential common shares of 5,500 and 75,092, respectively, were not included in the calculation of diluted earnings per share because the exercise of such shares would be anti-dilutive. There were no anti-dilutive potential common shares at December 31, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted or vesting after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company has elected to continue with the accounting methodology of Opinion 25 until adoption of this standard is required. The adoption is expected to increase expense approximately $250,000 for the year ended December 31, 2006.

Reclassification of Certain Items

Certain items in the consolidated statements of income as of and for the years ended December 31, 2004 and 2003 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 2005.

NOTE 2. CORPORATE RESTRUCTURE

During 2005, the Company initiated a corporate restructuring plan to create a single brand name for the Company and each of its thirteen bank subsidiaries. In addition to the single brand name, the Company announced its intentions to consolidate its bank subsidiaries into a single bank subsidiary. Management believes that the new structure will afford the Company expanded opportunities for improved efficiency that otherwise would not be available and will enhance the Company’s opportunities for growth.

To effect this corporate restructuring, management identified several costs that would be incurred. These restructuring costs include $838,000 for the branding initiative and $2,000,000 to standardize and streamline the data processing functions of each subsidiary. These activities were substantially completed prior to year end with the costs included in operating expenses. As the Company completes standardizing and streamlining operational and managerial functions during 2006 and 2007, costs may be incurred for severance benefits for a small portion of the Company’s personnel. Management has not estimated the costs that may be incurred related to these severance benefits.

Although the Company had substantially completed work on the strategic initiatives, invoices for only $488,000 had been received and paid as of December 31, 2005. The Company anticipates receiving invoices for the expensed, but unpaid portion of these costs totaling $2,350,000 during the first quarter of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATION

On December 16, 2005, Ameris acquired all the issued and outstanding common shares of First National Banc, Inc., the parent company of First National Bank, in St. Mary’s, Georgia and First National Bank, in Orange Park, Florida. The acquisition was accounted for using the purchase method of accounting and accordingly, the results from First National Banc, Inc.’s operations have been included in the consolidated financial statements beginning December 17, 2005.

The aggregate purchase price was $35,333,000, including cash of $13,085,000 and the Company’s common stock valued at $22,248,000. The value of the 1,083,718 common shares was determined based on the closing price of the Company’s common stock on December 14, 2005, the first date on which the number of shares became fixed.

Ameris has not completed the purchase price allocation relating to the acquisition. The preliminary purchase price allocation has been determined as shown in the table below.

First National Banc, Inc. (In Thousands)	As of December 16, 2005
Cash and due from banks	$18,210
Interest-bearing deposits in banks	2,635
Investments	15,688
Federal funds sold	30,055
Loans, net	189,235
Premises and equipment	11,069
Intangible asset	3,525
Goodwill	18,251
Other assets	3,456

Total assets acquired	292,124

Deposits	241,439
Other borrowings	6,000
Subordinated deferrable interest debentures	5,155
Other liabilities	4,197

Total liabilities assumed	256,791

Net assets acquired	$35,333

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATION (Continued)

Of the $21,776 thousand of acquired intangible assets, $18,251 thousand has been temporarily allocated to goodwill. The goodwill will not be deductible for tax purposes. The remaining $3,525 has been allocated to core deposit premiums which will be amortized over a period of 10 years. Amortization of the core deposit premiums will not be deductible for tax purposes. Ameris is in the process of obtaining third-party valuations of the core deposit intangibles; thus, the allocation of the purchase price is subject to refinement.

Unaudited proforma consolidated results of operations for the years ended December 31, 2005 and 2004 as though First National Banc, Inc. had been acquired as of January 1, 2004 follows:

	2005	2004
Net interest income	$62,254	$55,125
Net income	9,267	10,600
Basic earnings per share	0.71	0.83
Diluted earnings per share	0.71	0.82

NOTE 4. SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2005:
U. S. Government and federal agencies	$94,110	$—	$(1,649)	$92,461
State and municipal securities	7,952	29	(13)	7,968
Corporate debt securities	7,122	59	(68)	7,113
Mortgage-backed securities	129,149	58	(2,337)	126,870

Total debt securities	238,333	146	(4,067)	234,412
Equity securities	788	—	(55)	733

Total securities	$239,121	$146	$(4,122)	$235,145

December 31, 2004:
U. S. Government and federal agencies	$78,143	$235	$(151)	$78,227
State and municipal securities	4,113	99	—	4,212
Corporate debt securities	18,032	112	(13)	18,131
Mortgage-backed securities	113,221	173	(754)	112,640

Total debt securities	213,509	619	(918)	213,210
Equity securities	788	—	(50)	738

Total securities	$214,297	$619	$(968)	$213,948

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SECURITIES (Continued)

The amortized cost and fair value of debt securities available for sale as of December 31, 2005 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$19,650	$19,571
Due from one year to five years	75,956	74,454
Due from five to ten years	12,612	12,528
Due after ten years	966	989
Mortgage-backed securities	129,149	126,870

	$238,333	$234,412

Securities with a carrying value of approximately $176,128,000 and $144,574,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Gross gains on sales of securities	$61	$—	$87
Gross losses on sales of securities	(452)	—	(92)

Net realized gains (losses) on sales of securities available for sale	$(391)	$—	$(5)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2005:
U. S. Government and federal agencies	$41,332	$(446)	$55,094	$(1,203)	$96,426	$(1,649)
State and municipal securities	—	—	808	(13)	808	(13)
Corporate debt securities	971	(20)	3,543	(48)	4,514	(68)
Mortgage-backed securities	40,688	(100)	79,105	(2,237)	119,793	(2,337)

Subtotal, debt securities	82,991	(566)	138,549	(3,501)	221,540	(4,067)
Equity securities	—	—	213	(55)	213	(55)

Total temporarily impaired securities	$82,991	$(566)	$138,762	$(3,556)	$221,753	$(4,122)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SECURITIES (Continued)

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2004:
U. S. Government and federal agencies	$33,929	$(118)	$6,178	$(33)	$40,107	$(151)
Corporate debt securities	—	—	1,001	(13)	1,001	(13)
Mortgage-backed securities	44,349	(386)	39,427	(368)	83,776	(754)

Subtotal, debt securities	78,278	(504)	46,606	(414)	124,884	(918)
Equity securities	—	—	216	(50)	216	(50)

Total temporarily impaired securities	$78,278	$(504)	$46,822	$(464)	$125,100	$(968)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The majority of debt securities containing unrealized losses at December 31, 2005 represent mortgage-backed securities. Eighteen (18) debt securities contained unrealized losses greater than four percent (4%) of their costs. None of the debt securities contained an unrealized loss greater than 5.0% of its cost. The unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. One equity security representing an investment in a mutual fund reflected an unrealized loss of 20% of its cost. The unrealized loss in this security represented 1.3% of the total unrealized losses in the Company’s investment portfolio. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity.

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Commercial and financial	$152,715	$136,229
Agricultural	30,437	28,198
Real estate - construction	224,230	94,043
Real estate - mortgage, farmland	74,023	64,245
Real estate - mortgage, commercial	321,443	253,001
Real estate - mortgage, residential	317,593	235,431
Consumer installment loans	62,508	60,884
Other	3,652	5,043

	1,186,601	877,074
Allowance for loan losses	22,294	15,493

	$1,164,307	$861,581

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended December 31,
	2005	2004	2003
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	9,586	5,640	6,472

Total impaired loans	$9,586	$5,640	$6,472

Valuation allowance related to impaired loans	$1,749	$1,001	$1,105

Average investment in impaired loans	$5,236	$6,229	$8,619

Interest income recognized on impaired loans	$26	$2	$27

Forgone interest income on impaired loans	$527	$557	$842

Loans on nonaccrual status amounted to approximately $9,586,000, $5,640,000 and $6,472,000 at December 31, 2005, 2004 and 2003, respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2005. There were $44,000 and $25,000 of loans past due ninety days or more and still accruing interest at December 31, 2004 and 2003, respectively.

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 are as follows:

	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Balance, beginning of year	$15,493	$14,963	$14,868
Provision for loan losses	1,651	1,786	3,945
Loans charged off	(2,155)	(3,576)	(5,226)
Recoveries of loans previously charged off	1,777	1,665	1,376
Acquired loan loss reserve	5,528	655	—

Balance, end of year	$22,294	$15,493	$14,963

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans are summarized as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Balance, beginning of year	$38,313	$35,242
Advances	62,392	63,109
Repayments	(66,254)	(60,297)
Transactions due to changes in related parties	5,898	259

Balance, end of year	$40,349	$38,313

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Land	$13,070	$7,168
Buildings	31,088	24,898
Furniture and equipment	19,991	19,193
Construction in progress; estimated cost to complete, $2,273,000	1,225	1,004

	65,374	52,263
Accumulated depreciation	(25,768)	(24,491)

	$39,606	$27,772

Leases

The Company has a noncancelable operating lease on its operations center with its Chairman of the Board and a subsidiary Bank Director. The lease has an initial term of five years with one five year renewal option.

The Company also has four other operating leases on branch locations with outside parties. The Jekyll Island branch has a two year noncancelable lease term. The southside branch in Dothan, Alabama has a three year noncancelable lease term with two five year renewal options. The St. Mary’s branch has a three year noncancelable lease term with one five year renewal option and the Kings Bay Village branch has a one year noncancelable lease term.

Rental expense amounted to approximately $140,000, $145,000 and $136,000 for the years ended December 31, 2005, 2004 and 2003.

Future minimum lease commitments under these operating leases, excluding any renewal options, are summarized as follows:

2006	$175,000
2007	130,000
2008	70,000
2009	16,000
Thereafter	—

$391,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2005		As of December 31, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in Thousands)
Amortized intangible assets Core deposit premiums	$13,630	$7,218	$10,105	$6,399

The aggregate amortization expense for intangible assets was $819,000, $789,000 and $1,023,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The estimated amortization expense for each of the next five years is as follows:

2006	$1,038,000
2007	944,000
2008	755,000
2009	675,000
2010	653,000

Changes in the carrying amount of goodwill are as follows:

	For the Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
Beginning balance	$24,325	$19,231
Adjustment of previously acquired goodwill based on final allocations	728	—
Goodwill acquired through business combinations	18,251	5,094

Ending balance	$43,304	$24,325

NOTE 8. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $356,000,000 and $180,787,000, respectively. The scheduled maturities of time deposits at December 31, 2005 are as follows:

(Dollars in Thousands)
2006	$537,857
2007	106,166
2008	18,203
2009	8,627
2010	9,671
Later years	352

$680,876

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEPOSITS (Continued)

At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $860,000 and $972,000, respectively.

The Company had brokered deposits of $78,087,000 at December 31, 2005. The Company had no brokered deposits at December 31, 2004.

NOTE 9. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2005 and 2004 were $10,307,000 and $7,530,000, respectively.

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company has established a retirement plan for eligible employees. The Ameris Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The plan also provides for nonelective and discretionary contributions. All full-time and part-time employees are eligible to participate in the 401(k) Profit Sharing Plan provided they have met the eligibility requirements. Generally, a participant must have completed twelve months of employment with a minimum of 1,000 hours and have attained an age of 21.

Aggregate expense under the plan charged to operations during 2005, 2004 and 2003 amounted to $1,190,000, $1,099,000 and $1,149,000, respectively.

NOTE 11. DEFERRED COMPENSATION PLANS

The Company and three subsidiary banks have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and Banks have purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $2,094,000 and $2,119,000 at December 31, 2005 and 2004, respectively, is included in other assets. Accrued deferred compensation of $1,285,000 and $1,349,000 at December 31, 2005 and 2004, respectively, is included in other liabilities. Aggregate compensation expense under the plans were $60,000, $92,000 and $94,000 for 2005, 2004 and 2003, respectively, and is included in other operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2005	2004
	(Dollars in Thousands)
Advances under revolving credit agreement with SunTrust Bank with interest at LIBOR plus 1.15% (3.32% at December 31, 2004) due on June 30, 2005, secured by subsidiary bank stock.	$—	$100
Advances from SunTrust Bank with 5 quarterly principal payments at sixty-day LIBOR rate plus .9% (3.57% at December 31, 2004), maturing March 31, 2005.	—	119
Advances under revolving credit agreement with SunTrust Bank with interest at thirty day LIBOR plus .95% ( 5.34% at December 31, 2005), maturing December 14, 2007, secured by subsidiary bank stock.	5,000	—
Advances from Federal Home Loan Bank with interest at adjustable rate (3.28% at December 31, 2004), due February 10, 2005.	—	15,000
Advances from Federal Home Loan Bank with interest at a fixed rate of 6.72%, due in annual installments due November 1, 2006.	22	44
Advances from Federal Home Loan Bank with interest at fixed rates (ranging from 2.96% to 6.12%) convertible to a variable rate at option of Federal Home Loan Bank, due at various dates from November 16, 2006 through June 18, 2014.	101,000	95,103

	$106,022	$110,366

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans, as well as FLHB stock.

Other borrowings at December 31, 2005 have maturities in future years as follows:

(Dollars in Thousands)
2006	$3,522
2007	5,000
2008	5,500
2009	—
2010	2,000
Later years	90,000

$106,022

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling approximately $175,508,000 at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Current	$7,184	$6,378	$6,111
Deferred	(35)	243	(157)

	$7,149	$6,621	$5,954

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Tax at federal income tax rate	$7,098	$6,705	$6,108
Increase (decrease) resulting from:
Tax-exempt interest	(182)	(209)	(201)
Amortization of intangible assets	2	79	13
Other	231	46	34

Provision for income taxes	$7,149	$6,621	$5,954

Net deferred income tax assets of $4,816,000 and $4,657,000 at December 31, 2005 and 2004, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Deferred tax assets:
Loan loss reserves	$6,492	$5,217
Deferred compensation	417	459
Debt issue costs	331	246
Unearned compensation related to restricted stock	187	147
Nonaccrual interest	118	131
Net operating loss tax carryforward	43	67
Unrealized loss on securities available for sale	1,352	119
Other	260	56

	9,200	6,442

Deferred tax liabilities:
Depreciation and amortization	994	860
Intangible assets	3,390	925

	4,384	1,785

Net deferred tax assets	$4,816	$4,657

Net deferred tax assets at December 31, 2005 and 2004 includes net deferred tax assets (liabilities) of $(1,109,000) and $150,000, respectively, acquired in connection with business combinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

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

The trust preferred securities and the related Debentures were issued on November 8, 2001. Both financial instruments bear an identical annual rate of interest of 9%. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2005 was $34,500,000. The aggregate principal amount of Debentures outstanding was $35,567,000.

During 2005, the Company acquired First National Banc Statutory Trust I (the “Trust”), a subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of Trust Preferred Securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm. The Trust Preferred Securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years. There are certain circumstances (as described in the Trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2005 was $5,000,000. The aggregate principal amount of Debentures outstanding was $5,155,000.

The total aggregate principal amount of trust preferred certificates outstanding at December 31, 2005 was $39,500,000. The total aggregate principal amount of Debentures outstanding at those dates was $40,722,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. STOCK OPTION PLANS

The Company had a fixed stock option plan under which it had granted options to its former Chief Executive Officer to purchase common stock at the fair market price on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1997 Plan, options to purchase 81,000 shares were granted. Options under the 1997 Plan are fully vested and are exercisable over a period of ten years subject to certain limitations as to aggregate fair market value (determined as of the date of the grant) of all options exercisable for the first time by the optionee during any calendar year (the “$100,000 Per-Year Limitation”). Under the 1997 Plan, options to purchase 81,000 shares were all exercised during 2005.

At the annual meeting on April 15, 1997, the shareholders approved the 1997 Ameris Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the “1997 Omnibus Plan”). At the annual meeting on May 18, 2005, the shareholders approved the 2005 Ameris Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the “2005 Omnibus Plan”). Awards granted under the Omnibus Plans may be in the form of Qualified or Nonqualified Stock Options, Restricted Stock, Stock Appreciation Rights (“SARS”), Long-Term Incentive Compensation Units consisting of a combination of cash and Common Stock, or any combination thereof within the limitations set forth in the Omnibus Plans. The Omnibus Plans provide that the aggregate number of shares of the Company’s Common Stock which may be subject to award may not exceed 1,785,000 subject to adjustment in certain circumstances to prevent dilution. As of December 31, 2005, the Company has issued a total of 289,095 restricted shares under the Omnibus Plans as compensation for certain employees. These shares carry dividend and voting rights. Sale of these shares is restricted prior to the date of vesting, which is three to five years from the date of the grant. Shares issued under this plan were recorded at their fair market value on the date of their grant with a corresponding charge to equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to these grants was $321,000, $262,000 and $363,000 for 2005, 2004 and 2003, respectively. In addition to the granting of restricted shares, options to purchase 459,235 shares of the Company’s common stock have been granted under the Omnibus Plans as of December 31, 2005.

Other pertinent information related to the options is as follows:

	December 31,
	2005		2004		2003
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of the year	390,042	$10.87	412,247	$10.38	376,786	$9.96
Granted	177,000	17.98	36,000	15.67	48,300	13.75
Exercised	(100,129)	9.43	(32,791)	9.75	(1,038)	8.25
Forfeited	(7,678)	13.53	(25,414)	11.02	(11,801)	10.97

Under option, end of year	459,235	13.89	390,042	10.87	412,247	10.38

Exercisable at end of year	238,351	$11.46	252,366	$9.92	219,308	$9.79

Weighted-average fair value per option of options granted during year		$4.90		$3.28		$2.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. STOCK OPTION PLANS (Continued)

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$13.28	22,222	2.0	$13.28	22,222	$13.28
11.81	7,200	2.3	11.81	7,200	11.81
8.25	19,293	3.1	8.25	19,293	8.25
8.43	7,200	3.3	8.43	7,200	8.43
8.65	42,600	4.1	8.65	42,600	8.65
8.28	3,600	4.5	8.28	3,600	8.28
8.75	36,660	5.1	8.75	36,660	8.75
9.33	12,000	5.5	9.33	9,600	9.33
11.04	9,600	6.2	11.04	5,760	11.04
12.13	49,860	6.7	12.13	29,916	12.13
13.75	39,000	7.3	13.75	15,600	13.75
15.16	3,000	8.3	15.16	600	15.16
15.73	30,000	8.4	15.73	6,000	15.73
16.71	12,000	9.2	16.71	—	—
18.16	2,000	9.4	18.16	—	—
18.00	134,000	9.5	18.00	26,800	18.00
18.00	18,500	9.5	18.00	3,700	18.00
19.43	3,000	9.6	19.43	600	19.43
18.24	5,000	9.8	18.24	1,000	18.24
20.12	2,500	9.9	20.12	—	—

	459,235	7.02	13.89	238,351	11.46

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	3.11%	3.40%	3.60%
Expected life	8 years	7 years	7 years
Expected volatility	30.05%	22.57%	22.30%
Risk-free interest rate	3.94%	4.52%	4.03%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Commitments to extend credit	$184,265	$114,942
Financial standby letters of credit	5,741	3,172

	$190,006	$118,114

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

At December 31, 2005 and 2004, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2005 and 2004.

At December 31, 2005, the Company had guaranteed the debt of certain officers’ liabilities at another financial institution totaling $3,550,000. These guarantees represent the available credit line of those certain officers for the purchase of Company stock. Any stock purchased under this program will be assigned to the Company and held in safekeeping. The Company has not been required to perform on any of these guarantees for the year ended December 31, 2005. There were no guarantees outstanding at December 31, 2004.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. CONCENTRATIONS OF CREDIT

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

The Company has a concentration of funds on deposit at its three primary correspondent banks at December 31, 2005 as follows:

Noninterest-bearing accounts	$87,713,000

Interest-bearing accounts	$64,337,000

NOTE 18. REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, approximately $10,525,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2005 and 2004, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks’ category. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. REGULATORY MATTERS (Continued)

The Company and Banks’ actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005	(Dollars in Thousands)
Total Capital to Risk Weighted Assets
Consolidated	$154,513	12.66%	$97,616	8.00%	—N/A—
American Banking Company	$17,082	12.26%	$11,149	8.00%	$13,936	10.00%
Heritage Community Bank	$9,571	11.35%	$6,744	8.00%	$8,430	10.00%
Bank of Thomas County	$5,471	16.24%	$2,695	8.00%	$3,369	10.00%
Citizens Security Bank	$16,508	11.93%	$11,069	8.00%	$13,836	10.00%
Cairo Banking Company	$8,174	16.35%	$3,999	8.00%	$4,999	10.00%
Southland Bank	$21,215	12.07%	$14,065	8.00%	$17,581	10.00%
Central Bank and Trust	$6,720	15.93%	$3,374	8.00%	$4,218	10.00%
First National Bank of South Georgia	$8,845	10.88%	$6,506	8.00%	$8,132	10.00%
Merchants and Farmers Bank	$8,816	15.36%	$4,590	8.00%	$5,738	10.00%
Tri-County Bank	$7,576	15.23%	$3,978	8.00%	$4,973	10.00%
First Bank of Brunswick	$26,922	10.35%	$20,803	8.00%	$26,004	10.00%
Citizens Bank of Wakulla	$5,669	11.80%	$3,843	8.00%	$4,804	10.00%
First National Bank	$9,571	10.28%	$7,446	8.00%	$9,308	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$132,899	10.89%	$48,808	4.00%	—N/A—
American Banking Company	$15,332	11.00%	$5,574	4.00%	$8,362	6.00%
Heritage Community Bank	$8,517	10.10%	$3,372	4.00%	$5,058	6.00%
Bank of Thomas County	$5,046	14.98%	$1,347	4.00%	$2,021	6.00%
Citizens Security Bank	$14,774	10.68%	$5,534	4.00%	$8,301	6.00%
Cairo Banking Company	$7,545	15.09%	$2,000	4.00%	$3,000	6.00%
Southland Bank	$19,006	10.81%	$7,032	4.00%	$10,549	6.00%
Central Bank and Trust	$6,189	14.67%	$1,687	4.00%	$2,531	6.00%
First National Bank of South Georgia	$7,825	9.62%	$3,253	4.00%	$4,879	6.00%
Merchants and Farmers Bank	$8,096	14.11%	$2,295	4.00%	$3,443	6.00%
Tri-County Bank	$6,954	13.98%	$1,989	4.00%	$2,984	6.00%
First Bank of Brunswick	$23,634	9.09%	$10,402	4.00%	$15,603	6.00%
Citizens Bank of Wakulla	$5,066	10.54%	$1,922	4.00%	$2,883	6.00%
First National Bank	$8,404	9.03%	$3,723	4.00%	$5,585	6.00%
Tier I Capital to Average Assets:
Consolidated	$132,899	9.71%	$54,757	4.00%	—N/A—
American Banking Company	$15,332	8.21%	$7,471	4.00%	$9,339	5.00%
Heritage Community Bank	$8,517	7.75%	$4,399	4.00%	$5,498	5.00%
Bank of Thomas County	$5,046	11.02%	$1,831	4.00%	$2,289	5.00%
Citizens Security Bank	$14,774	8.21%	$7,202	4.00%	$9,002	5.00%
Cairo Banking Company	$7,545	8.34%	$3,618	4.00%	$4,523	5.00%
Southland Bank	$19,006	7.31%	$10,406	4.00%	$13,007	5.00%
Central Bank and Trust	$6,189	10.71%	$2,311	4.00%	$2,889	5.00%
First National Bank of South Georgia	$7,825	7.49%	$4,180	4.00%	$5,225	5.00%
Merchants and Farmers Bank	$8,096	9.14%	$3,543	4.00%	$4,429	5.00%
Tri-County Bank	$6,954	9.90%	$2,808	4.00%	$3,511	5.00%
First Bank of Brunswick	$23,634	16.80%	$5,628	4.00%	$7,035	5.00%
Citizens Bank of Wakulla	$5,066	7.76%	$2,611	4.00%	$3,264	5.00%
First National Bank	$8,404	8.38%	$4,010	4.00%	$5,012	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. REGULATORY MATTERS (Continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004	(Dollars in Thousands)
Total Capital to Risk Weighted Assets
Consolidated	$138,603	14.95%	$74,148	8.00%	—N/A—
American Banking Company	$16,709	12.11%	$11,041	8.00%	$13,802	10.00%
Heritage Community Bank	$8,801	11.99%	$5,871	8.00%	$7,339	10.00%
Bank of Thomas County	$4,779	15.44%	$2,476	8.00%	$3,095	10.00%
Citizens Security Bank	$15,930	12.27%	$10,386	8.00%	$12,983	10.00%
Cairo Banking Company	$7,255	14.21%	$4,084	8.00%	$5,105	10.00%
Southland Bank	$19,598	12.83%	$12,218	8.00%	$15,273	10.00%
Central Bank and Trust	$5,657	14.45%	$3,132	8.00%	$3,915	10.00%
First National Bank of South Georgia	$7,271	10.55%	$5,511	8.00%	$6,889	10.00%
Merchants and Farmers Bank	$8,573	14.98%	$4,579	8.00%	$5,724	10.00%
Tri-County Bank	$7,426	17.92%	$3,314	8.00%	$4,143	10.00%
First Bank of Brunswick	$16,589	14.13%	$9,392	8.00%	$11,740	10.00%
Citizens Bank of Wakulla	$4,483	13.92%	$2,577	8.00%	$3,221	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$123,293	13.30%	$37,074	4.00%	—N/A—
American Banking Company	$14,979	10.85%	$5,521	4.00%	$8,281	6.00%
Heritage Community Bank	$7,883	10.74%	$2,935	4.00%	$4,403	6.00%
Bank of Thomas County	$4,386	14.17%	$1,238	4.00%	$1,857	6.00%
Citizens Security Bank	$14,301	11.02%	$5,193	4.00%	$7,790	6.00%
Cairo Banking Company	$6,613	12.95%	$2,042	4.00%	$3,063	6.00%
Southland Bank	$17,677	11.57%	$6,109	4.00%	$9,164	6.00%
Central Bank and Trust	$5,163	13.19%	$1,566	4.00%	$2,349	6.00%
First National Bank of South Georgia	$6,407	9.30%	$2,756	4.00%	$4,134	6.00%
Merchants and Farmers Bank	$7,857	13.73%	$2,289	4.00%	$3,434	6.00%
Tri-County Bank	$6,907	16.67%	$1,657	4.00%	$2,486	6.00%
First Bank of Brunswick	$15,120	12.88%	$4,696	4.00%	$7,044	6.00%
Citizens Bank of Wakulla	$4,076	12.66%	$1,288	4.00%	$1,933	6.00%
Tier I Capital to Average Assets:
Consolidated	$123,293	10.43%	$47,284	4.00%	—N/A—
American Banking Company	$14,979	8.46%	$7,082	4.00%	$8,853	5.00%
Heritage Community Bank	$7,883	8.25%	$3,822	4.00%	$4,778	5.00%
Bank of Thomas County	$4,386	10.88%	$1,613	4.00%	$2,016	5.00%
Citizens Security Bank	$14,301	8.61%	$6,644	4.00%	$8,305	5.00%
Cairo Banking Company	$6,613	7.86%	$3,365	4.00%	$4,207	5.00%
Southland Bank	$17,677	7.42%	$9,529	4.00%	$11,912	5.00%
Central Bank and Trust	$5,163	9.07%	$2,277	4.00%	$2,846	5.00%
First National Bank of South Georgia	$6,407	7.69%	$3,333	4.00%	$4,166	5.00%
Merchants and Farmers Bank	$7,857	8.76%	$3,588	4.00%	$4,485	5.00%
Tri-County Bank	$6,907	10.43%	$2,649	4.00%	$3,311	5.00%
First Bank of Brunswick	$15,120	11.37%	$5,319	4.00%	$6,649	5.00%
Citizens Bank of Wakulla	$4,076	8.18%	$1,993	4.00%	$2,491	5.00%

Each banking subsidiary listed above conducts business under the trade name “Ameris”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold: The carrying amount of cash, due from banks and interest-bearing deposits in banks and federal funds sold approximates fair value.

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

Subordinated Deferrable Interest Debentures: The carrying amount of the Company’s variable rate trust preferred securities approximate fair value. The fair value of the Company’s fixed rate trust preferred securities are based on available quoted market prices.

Accrued Interest: The carrying amount of accrued interest approximates their fair value.

Off-Balance Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$145,274	$145,274	$97,670	$97,670
Federal funds sold	28,927	28,927	12,285	12,285
Securities available for sale	235,145	235,145	213,948	213,948
Restricted equity securities	8,597	8,597	7,793	7,793
Loans, net	1,164,307	1,162,124	861,581	859,652
Accrued interest receivable	11,926	11,926	8,590	8,590

Financial liabilities:
Deposits	1,375,232	1,374,613	986,224	985,717
Federal funds purchased and securities sold under agreements to repurchase	10,307	10,307	7,530	7,530
Other borrowings	106,022	106,043	110,366	111,818
Accrued interest payable	3,989	3,989	1,863	1,863
Subordinated deferrable interest debentures	40,722	43,745	35,567	37,701

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
Assets
Cash and due from banks	$4,865	$6,203
Interest-bearing deposits in banks	—	4,546
Investment in subsidiaries	185,545	139,838
Other assets	11,310	9,070

Total assets	$201,720	$159,657

Liabilities
Other borrowings	$5,000	$219
Other liabilities	7,295	2,932
Subordinated deferrable interest debentures	40,722	35,567

Total liabilities	53,017	38,718

Stockholders’ equity	148,703	120,939

Total liabilities and stockholders’ equity	$201,720	$159,657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
Income
Dividends from subsidiaries	$11,952	$12,100	$17,464
Interest on deposits in other banks	254	204	165
Fee income from subsidiaries	11,244	10,599	10,440
Other income	1,936	1,707	2,145

Total income	25,386	24,610	30,214

Expense
Interest	3,530	3,547	3,632
Amortization and depreciation	736	876	839
Business restructuring expense	2,838	—	—
Other expense	15,362	12,819	12,221

Total expense	22,466	17,242	16,692

Income before income tax benefits and equity in undistributed earnings of subsidiaries (distributions in excess of earnings)	2,920	7,368	13,522
Income tax benefits	3,258	1,647	1,232

Income before equity in undistributed earnings of 21 subsidiaries (distributions in excess of earnings)	6,178	9,015	14,754

Equity in undistributed earnings of subsidiaries (distributions in excess of earnings)	7,550	4,086	(2,744)

Net income	$13,728	$13,101	$12,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
OPERATING ACTIVITIES
Net income	$13,728	$13,101	$12,010

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	736	614	476
Amortization of unearned compensation	321	262	363
(Undistributed earnings of subsidiaries) distributions in excess of earnings	(7,550)	(4,086)	2,744
Decrease in interest receivable	3	4	5
Increase in interest payable	10	—	—
Decrease in taxes payable	(1,190)	(370)	(564)
Provision for deferred taxes	(180)	318	80
(Increase) decrease in due from subsidiaries	(90)	234	(178)
Other operating activities	3,169	113	(709)

Total adjustments	(4,771)	(2,911)	2,217

Net cash provided by operating activities	8,957	10,190	14,227

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	4,546	13,029	(2,642)
Purchases of premises and equipment	(587)	(725)	(1,121)
Contribution of capital to subsidiary bank	(325)	—	(1,050)
Net cash paid for acquisitions	(13,073)	(11,094)	—

Net cash provided by (used in) investing activities	(9,439)	1,210	(4,813)

FINANCING ACTIVITIES
Repayment of other borrowings	(219)	(1,462)	(6,462)
Proceeds from other borrowings	5,000	—	—
Purchase of treasury shares	(261)	(361)	(170)
Dividends paid	(6,355)	(5,475)	(4,885)
Reduction in income taxes payable resulting from vesting of restricted shares	53	234	106
Payment for fractional shares	(19)	—	—
Proceeds from exercise of stock options	945	320	9

Net cash used in financing activities	(856)	(6,744)	(11,402)

Net increase (decrease) in cash and due from banks	(1,338)	4,656	(1,988)

Cash at beginning of year	6,203	1,547	3,535

Cash at end of year	$4,865	$6,203	$1,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$3,215	$3,242	$3,335