Form 10-Q
period 2006-03-31
Ameris Bancorp
filed 2006-05-10
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13901

AMERIS BANCORP

(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

24 SECOND AVE., SE MOULTRIE, GA 31768

(Address of principal executive offices)

(229) 890-1111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ or No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ or No ☒

There were 12,967,576 shares of Common Stock outstanding as of May 1, 2006.

AMERIS BANCORP

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	(Unaudited) March 31 2006	(Audited) December 31 2005	(Unaudited) March 31 2005
Assets
Cash and due from banks	$67,570	$74,420	$41,079
Federal funds sold & interest bearing deposits	56,998	99,781	53,350
Securities available for sale, at fair value	273,031	235,145	210,938
Loans	1,240,436	1,186,601	888,368
Less: allowance for loan losses	22,616	22,294	15,976

Loans, net	1,217,820	1,164,307	872,392

Premises and equipment, net	40,194	39,606	27,870
Intangible assets, net	6,203	6,412	3,495
Goodwill	43,304	43,304	24,325
Other assets	33,771	34,234	26,582

	$1,738,891	$1,697,209	$1,260,031

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$193,869	$200,840	$146,682
Interest-bearing demand	423,682	420,248	315,951
Savings	73,532	73,268	77,369
Time deposits	730,023	680,876	452,407

Total deposits	1,421,106	1,375,232	992,409
Federal funds purchased & securities sold under agreements to repurchase	8,502	10,307	6,809
Other borrowings	100,095	106,022	95,298
Other liabilities	17,036	16,223	8,069
Subordinated deferrable interest debentures	40,722	40,722	35,567

Total liabilities	1,587,461	1,548,506	1,138,152

Stockholders’ equity
Common stock, par value $1; 30,000,000 shares authorized; 14,286,041, 14,270,783 and 13,159,110 shares issued at March 31, 2006, December 31, 2005 and March 31,2005 respectively	14,286	14,271	13,159
Capital surplus	67,520	67,381	45,829
Retained earnings	83,970	80,683	75,708
Accumulated other comprehensive income	(3,442)	(2,625)	(2,149)
Unearned compensation	(423)	(526)	(448)

	161,911	159,184	132,099
Treasury stock, at cost, 1,318,465, 1,318,465 and 1,304,430 shares at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	(10,481)	(10,481)	(10,220)

Total stockholders’ equity	151,430	148,703	121,879

	$1,738,891	$1,697,209	$1,260,031

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income
Interest and fees on loans	$23,476	$15,053
Interest on taxable securities	2,742	2,074
Interest on nontaxable securities	98	43
Interest on deposits in other banks	667	352
Interest on federal funds sold	158	36

	27,141	17,558

Interest expense
Interest on deposits	8,628	3,510
Interest on federal funds purchased and securities sold under agreements to repurchase	33	21
Interest on other borrowings	2,088	1,904

	10,749	5,435

Net interest income	16,392	12,123
Provision for loan losses	510	152

Net interest income after provision for loan losses	15,882	11,971

Other income
Service charges on deposit accounts	2,631	2,418
Other service charges, commissions and fees	719	860
Other	535	265
Gain on sale of securities	9	61

	3,894	3,604

Other expense
Salaries and employee benefits	6,624	5,938
Equipment and occupancy expense	1,353	1,202
Amortization of intangible assets	209	211
Other operating expenses	3,899	2,808

	12,085	10,159

Income before income taxes	7,691	5,416
Applicable income taxes	2,591	1,816

Net income	$5,100	$3,600

Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax	$(811)	$(1,879)
Reclassification adjustment for (gains) included in net income, net of tax	(6)	(40)

Comprehensive income	$4,283	$1,681

Income per common share-Basic	$0.39	$0.31

Income per common share-Diluted	$0.39	$0.30

Dividends declared per share	$0.14	$0.14

Average shares outstanding	12,951,765	11,783,131

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in Thousands)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,100	$3,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	629	490
Provision for loan losses	510	152
Amortization of intangible assets	209	211
Other prepaids, deferrals and accruals, net	1,686	1,594

Net cash provided by operating activities	8,134	6,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in federal funds sold & interest bearing deposits	42,783	12,285
Proceeds from maturities of securities available for sale	8,268	11,893
Purchase of securities available for sale	(50,110)	(17,942)
Proceeds from sales of securities available for sale	3,956	6,152
Net increase in loans	(54,023)	(10,963)
Purchases of premises and equipment	(2,447)	(588)

Net cash provided by (used in) investing activities	(51,573)	837

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	45,874	6,185
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(1,805)	(721)
Decrease in other borrowings	(5,927)	(15,068)
Dividends declared	(1,813)	(1,372)
Proceeds from exercise of stock options	260	851

Net cash provided by (used in) financing activities	36,589	(10,125)

Net decrease in cash and due from banks	$(6,850)	$(3,241)
Cash and due from banks at beginning of period	74,420	97,670

Cash and due from banks at end of period	$67,570	$94,429

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1 - Basis of Presentation & Accounting Policies

Ameris Bancorp (together with its subsidiaries, the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris owns and operates five separately chartered subsidiary banks (the “Banks”), having a total of forty-two branches in Georgia, Florida and Alabama. Our business model capitalizes on the efficiencies of a billion dollar financial services company while still providing the community with the personalized banking service expected by our customers. We manage our banks through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’s board of directors and senior managers establish corporate policy, strategy and certain administrative policies. Within Ameris’s established guidelines and policies, each Bank’s board of directors and senior managers make lending and community-specific decisions. This approach allows the bankers closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. Any adjustments or reclassifications had no effect on net income or shareholders’ equity. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 - Corporate Restructuring and Acquisitions

In 2005, Ameris Bancorp announced its intentions to begin consolidating its subsidiary bank charters across Georgia, Alabama and northern Florida into a single state-chartered banking subsidiary, American Banking Company. In addition to the charter consolidation effort, Ameris announced intentions to re-brand the Company and its surviving bank subsidiary with a single identity. As of March 31, 2006, the Company has successfully consolidated $1.47 billion of its assets under the charter of American Banking Company. The Company expects to complete the consolidation effort by the end of 2006.

On December 16, 2005, Ameris acquired First National Banc, Inc., a two bank holding company with assets of $270.6 million. The two banking subsidiaries of First National Banc, Inc. included the market leader in St. Marys, Georgia, and the largest community bank in Orange Park, Florida.

Note 3 - Stock Split

On February 17, 2005, Ameris announced that its Board of Directors approved a six-for-five stock split on outstanding shares of Ameris common stock at the Board’s February, 2005 meeting. The additional shares were payable March 31, 2005 to shareholders of record at the close of business on March 15, 2005.

All information concerning earnings per share, dividends per share and number of shares outstanding has been adjusted to give effect to this split.

Note 4 - Investment Securities

Ameris’s investment policy blends the needs of the Company’s liquidity and interest rate risk with its desire to improve income and provide funds for expected growth in loans. Under this policy, the Company generally invests in obligations of the United States Treasury or other governmental or quasi-governmental agencies. Ameris’s portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited. For a small portion of Ameris’s portfolio that has been found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at March 31 2006, December 31, 2005 and March 31, 2005 are as follows:

	March 31, 2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. government and federal agencies	$108,559	$0	$2,055	$106,504
State and municipal securities	10,397	19	195	10,221
Corporate debt securities	7,101	44	85	7,060
Mortgage backed securities	151,621	58	2,943	148,736
Marketable equity securities	567	0	59	509

	$278,247	$121	$5,336	$273,031

	December 31, 2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. government and federal agencies	$94,110	$0	$1,649	$92,461
State and municipal securities	7,952	29	13	7,968
Corporate debt securities	7,122	59	68	7,113
Mortgage-backed securities	129,149	58	2,337	126,870
Marketable equity securities	788	0	55	733

	$239,121	$146	$4,122	$235,145

	March 31, 2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. government and federal agencies	$87,469	$2	$1,414	$86,057
State and municipal securities	4,035	62	8	4,089
Corporate debt securities	11,258	64	47	11,275
Mortgage-backed securities	110,863	47	1,906	109,004
Marketable equity securities	567	0	54	513

	$214,192	$175	$3,429	$210,938

Note 5 - Loans

The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans. As of March 31, 2006, Ameris’s loan portfolio consisted of 79.96% real estate-related loans, 8.60% agriculture-related loans, 12.30% commercial and financial loans, and 4.92% consumer installment loans. Ameris concentrates the majority of its lending activities on real estate loans where the historical loss percentages have been low. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to other factors beyond Ameris’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

The Company evaluates loans for impairment when a loan is risk rated as substandard or doubtful. The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the estimated fair value of the collateral. In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value. Impairment with regard to substantially all of Ameris’s impaired loans has been measured based on the estimated fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy. At the time the contractual payments on a loan are deemed to be uncollectible, Ameris’s policy is to record a charge-off against the allowance for loan losses.

Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed assets. It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Commercial and financial	$152,573	$152,715	$115,362
Agricultural	30,903	30,437	31,890
Real estate-construction	241,506	224,230	109,659
Real estate-mortgage, farmland	75,826	74,023	65,477
Real estate-mortgage, commercial	350,280	321,443	247,616
Real estate-mortgage, residential	324,267	317,593	244,525
Consumer installment loans	60,975	62,508	57,675
Other	4,106	3,652	16,164

	$1,240,436	$1,186,601	$888,368

Note 6 - Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005 is as follows:

(dollars in thousands)	March 31, 2006	March 31, 2005
Balance, January 1	$22,294	$15,493
Provision for loan losses charged to expense	510	152
Loans charged off	(1,419)	(346)
Recoveries of loans previously charged off	1,231	677

Ending balance	$22,616	$15,976

Note 7 - Earnings per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the period ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,
(in thousands)	2006	2005
Basic	12,952	11,783
Dilutive effect of stock options outstanding	109	102

Diluted	13,061	11,885

Note 8 - Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Practices Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based employee compensation cost is reflected in net income during the three months ended March 31, 2005 (except for compensation cost associated with restricted shares), as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the company’s income before income taxes and net income for the three months ended are $111,371 and $72,391 respectively, lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $.40 if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $.31 and $.30, respectively, for the same time period in 2005.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

At March 31, 2006, there was $879,000 of unrecognized compensation cost related to stock-based awards which is expected to be recognized over a weighted-average period of 8.6 years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123(R) to stock-based employee compensation:

For the Three Months Ended March 31, 2005
Net income available to common stockholders As reported:	$3,600
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(15)

Pro forma net earnings available to common stockholders	3,585

Earnings per share:
Basic - as reported	.31

Basic - pro forma	.30

Diluted - as reported	.30

Diluted - pro forma	.30

A summary of the status of the Company’s employee stock option plans as of March 31, 2006 and December 31, 2005 and activity during the periods is as follows:

	Quarter Ended March 31, 2006		Quarter Ended December 31, 2005
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
Under option, beginning of the year	459,235	$13.89	390,042	$10.87
Granted	—	—	177,000	17.98
Exercised	(15,858)	9.97	(100,129)	9.43
Forfeited	(7,160)	16.87	(7,678)	13.53

Under option, end of year	436,217	13.98	459,235	13.89

Exercisable at end of year	225,813	$11.59	238,351	$11.46

Weighted-average fair value per option of options granted during year		N/A		$4.90

Additional information of the options outstanding at March 31, 2006, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Contractual Life in Years	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$13.28	18,913	1.8	13.28	18,913	13.28
11.81	7,200	2.0	11.81	7,200	11.81
8.25	15,984	2.9	8.25	15,984	8.25
8.43	7,200	3.0	8.43	7,200	8.43
8.65	37,800	3.9	8.65	37,800	8.65
8.28	3,600	4.3	8.28	3,600	8.28
8.75	33,660	4.8	8.75	33,660	8.75
9.33	12,000	5.3	9.33	9,600	9.33
11.04	9,600	5.8	11.04	7,680	11.04
12.13	48,660	6.4	12.13	29,196	12.13
13.75	37,800	7.4	13.75	15,120	13.75
15.16	3,000	8.0	15.16	600	15.16
15.73	28,800	8.1	15.73	5,760	15.73
16.71	12,000	8.9	16.71	2,400	16.71
18.16	2,000	9.1	18.16	—	—
18.00	147,500	9.3	18.00	29,500	18.00
19.43	3,000	9.4	19.43	600	19.43
18.24	5,000	9.5	18.24	1,000	18.24
20.12	2,500	9.7	20.12	—	—

	436,217	6.9	13.98	225,813	11.59

The fair value of the options granted was based upon the discounted value of future cash flows of the options using the Black-Scholes option-pricing model and the following assumptions. There were no options granted during the quarter ended March 31, 2006.

Year Ended December 31, 2005
Dividend yield	3.11%
Expected life	8 years
Expected volatility	30.05%
Risk-free interest rate	3.94%

Note 9 - Commitments and Contingencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of the Company’s customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as are used for on-balance-sheet instruments.

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

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with terms ranging from one to four years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties on those commitments for which collateral is deemed necessary.

The following represent the Company’s commitments to extend credit and standby letters of credit:

(dollars in thousands)	March 31, 2006	March 31, 2005
Commitments to extend credit	$182,348	$138,606
Standby letters of credit	3,876	4,388

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements made in this report are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in Ameris’s markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by Ameris; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which Ameris is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in Ameris’s filings with the Securities and Exchange Commission under the Exchange Act.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2006 as compared to December 31, 2005 and operating results for the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The Company’s total assets increased $41.7 million, or 2.50%, since December 2005. Federal funds sold decreased $42.8 million due to an increase in loan demand and additional purchases in securities. Loans increased 4.54%, or $53.8 million, since December 2005, while the investment portfolio increased $40.9 million or 16.11%. Total deposits increased by 3.35%, or $45.9 million, due primarily to an ongoing deposit campaign.

The growth in the balance sheet and earning assets contributed to solid growth in net interest income. Net interest income for the three months ended March 31, 2006 increased 35.54% to $16.4 million from $12.1 million for the three months ended March 31, 2005. Total interest income for the three-month period ended March 31, 2006 increased 54.58% to $27.1 million when compared to the three month period ended March 31, 2005. This increase in interest income is the result of several factors, the most significant of which are the internal growth in earning assets and the Company’s acquisition of First National Banc, Inc.

Return on average equity for the three months ended March 31, 2006 and 2005 was 13.60% and 11.80%, respectively, on average equity of $150.0 million and $122.0 million, respectively. Return on average assets for the three months ended March 31, 2006 and 2005 was 1.20% and 1.14%, respectively.

The following table sets forth unaudited selected financial data as of and for the three month periods ending March 31, 2006 and 2005. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

	For the Three Months Ended March 31,
(dollars in thousands)	2006	2005
Results of Operations:
Net interest income	$16,392	$12,123
Net interest income (tax equivalent)	16,495	12,198
Provision for loan losses	510	152
Non-interest income	3,894	3,604
Non-interest expense	12,085	10,159
Net income	5,100	3,600
Selected Average Balances:
Loans, net of unearned income	1,213,856	874,946
Investment securities	265,680	217,662
Earning assets	1,549,065	1,150,874
Deposits	1,380,076	989,682
Shareholders’ equity	150,087	121,999
Period-End Balances:
Loans, net of unearned income	1,240,436	888,368
Earning assets	1,570,465	1,159,778
Total assets	1,738,891	1,260,031
Deposits	1,421,106	992,409
Long-term obligations	100,095	95,298
Shareholders’ equity	151,430	121,879
Per Common Share:
Earnings per share-Basic	0.39	0.31
Earnings per share – Diluted	0.39	0.30
Book value per share at end of period	11.68	10.28
End of period shares outstanding	12,967,576	11,854,680
Weighted average shares outstanding
Basic	12,951,765	11,783,131
Diluted	13,060,533	11,885,081
Stock Performance:
Market Price:
Closing	23.26	16.89
High	23.29	20.00
Low	19.71	15.22
Trading volume (avg. daily)	15,952	19,851
Cash dividends per share	0.14	0.14
Price to earnings	14.91	13.62
Price to book value	1.99	1.64
Performance Ratios:
Return on average assets	1.20%	1.14%
Return on average equity	13.59%	11.80%
Average loans as percentage of average deposits	87.96%	88.41%
Net interest margin (tax equivalent)	4.32%	4.30%
Average equity to average assets	8.80%	9.66%
Efficiency ratio	59.57%	64.60%

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Interest Income

Interest income for the three months ended March 31, 2006 was $27.1 million, an increase of $9.5 million, or 53.98%, compared to $17.6 million for the same period in 2005. Average earnings assets for the three month period increased $398.2 million, or 34.60% to $1.55 billion as of March 31, 2006, compared to $1.15 billion as of March 31, 2005. Yield on average earning assets increased 91 basis points to 7.01% from 6.10% for the quarters ended March 31, 2006 and 2005, respectively. The Company’s increase in interest income is primarily attributable to the rising interest rate environment of the last year and a half and the acquisition of First National Banc, Inc.

Interest Expense

Interest expense on deposits and other borrowings for the three months ended March 31, 2006 was $10.7 million, a $5.4 million, or 98.15%, increase from March 31, 2005. While average interest bearing liabilities increased $360.0 million, or 36.73%, to $1.34 billion for the three months ended March 31, 2006, compared to $.98 billion for the three months ended March 31, 2005, the yield on average interest bearing liabilities increased 104 basis points to 3.20% from 2.16% as of March 31, 2006 and 2005, respectively. During 2005 and 2006, Ameris adopted a more aggressive position on deposit acquisition through the offering of new deposit products and higher than normal rates in certain of our markets. This more aggressive position is precipitated mainly by the expectation for continued growth in earning assets and has resulted in increased sales of deposits as well as higher incremental costs.

Net Interest Income

Net interest income for the three months ended March 31, 2006 increased $4.3 million, or 35.54%, to $16.4 million, compared to $12.1 million for the same period ending March 31, 2005. The increase was attributable to internal growth in earning assets and the Company’s acquisition of First National Banc, Inc. The Company’s net interest margin increased to 4.32% for the three months ended March 31, 2006, compared to 4.30% as of March 31, 2005.

Provision for Loan Losses

The provision for loan losses was $510,000 for the three months ended March 31, 2006, compared to $152,000 for the same period ending March 31, 2005. The increase in the provision is due to the increase in the size of the loan portfolio. Management believes that the present allowance for loan losses is adequate at March 31, 2006.

Non-interest Income

Non-interest income was $3.9 million for the three months ended March 31, 2006, which represents an increase of $290,000, or 8.05%, from non-interest income of $3.6 million for the three months ended March 31, 2005. The majority of the increase in non-interest income is attributable to a $213,000 increase in service charges on deposit accounts.

Non-interest Expense

Non-interest expenses for the three months ended March 31, 2006 were $1.9 million, or 18.96% higher compared to the same period a year ago. The increase in non-interest expense is attributable to salaries and employee benefits increasing $686,000, net occupancy and equipment increasing $151,000 and other expenses increasing $1,089,000. The increase in salaries and employee benefits is related to normal increases in salaries and employee benefits during the course of business and additional employees added due to the Company’s acquisition of First National Banc, Inc., which was completed in the fourth quarter of 2005. Other expense increased $1.1 million during the three months ended March 31, 2006 from other expense incurred in the same time period for 2005. The acquisition of First National Banc, Inc. accounted for approximately $522,000 of the increase due to expenses that are attributable to normal banking operations and conversion costs related to this transaction.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, and the amount of other nondeductible amortization expenses. For the three months ended March 31, 2006 and 2005, the provision for taxes was $2.6 million and $1.8 million, respectively. The effective tax rate for the three months ended March 31, 2006 was 33.69%, compared to 33.53% for the same period in 2005.

Capital

Capital management consists of providing equity to support both current and anticipated future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board (the “FRB”) and the Georgia Department of Banking and Finance (the “GDBF”), and the Banks are subject to capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (the “FDIC”), the GDBF and the Florida Office of Financial Regulation (the “FOFR”).

The FRB, the FDIC, the GDBF and the FOFR have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks and to account for off-balance sheet exposure.

The minimum requirements established by the regulators are set forth in the table below, along with the actual ratios at March 31, 2006 and 2005.

	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2006 Actual	March 31, 2005 Actual
Tier 1 Capital (to Average Assets)	≥5%	≥4%	8.51%	10.30%
Tier 1 Capital (to Risk Weighted Assets)	≥6%	≥4%	11.05%	14.04%
Total Capital (to Risk Weighted Assets)	≥10%	≥8%	12.75%	15.59%

Management believes, as of March 31, 2006, that the Company and the Banks met all capital requirements to which they are subject. The Company has included in Tier I Capital the subordinated debentures that were issued by the Company in November 2001 and under the First National Banc Statutory Trust in December, 2005.

Loans and Allowance for Loan Losses

At March 31, 2006, loans, net of unearned income, were $1.240 billion, an increase of $53.8 million, or 4.51%, over net loans at December 31, 2005 of $1.187 billion. The growth in the loan portfolio was attributable to a consistent focus on quality loan production. Real estate loans increased $54.6 million, or 5.83%, from December 31, 2005. The Company continues to monitor the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

The Company primarily focuses on the following loan categories: (1) commercial and financial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, (5) agricultural, and (6) consumer loans. The Company’s management has strategically located its branches in South and Southeast Georgia, North Florida and Southeast Alabama and has taken advantage of the growth in these areas.

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

The Company’s risk management processes include a loan review program designed to evaluate the credit risk in the loan portfolio and insure credit grade accuracy. The department performing this review examines each of our banks at least two to four times per year. The loan review department is independent of the loan function and reports to the Company’s Director of Internal Audit. Through the loan review process, the Company maintains a loan portfolio summary analysis, charge-off and recoveries analysis, trends in accruing problem loan analysis, and problem and past due loan analysis which serve as tools to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged-off.

The allowance for loan losses is established by examining (1) the large classified loans, nonaccrual loans and loans considered impaired and evaluating them individually to determine the specific reserve allocation, and (2) the remainder of the loan portfolio to allocate a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. The Company will also consider other factors such as changes in lending policies and procedures; changes in national, regional, and/or local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and debt of either the bank president or lending staff; changes in the volume and severity of past due and classified loans; changes in the quality of the Company’s corporate loan review system; and other factors management deems necessary. Historically, we believe our estimates of the level of allowance for loan losses required have been appropriate and our expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

For the three month period ending March 31, 2006, the Company recorded net charge-offs totaling $188,000, or 0.06%, annualized of average loans outstanding for the period, compared to net recoveries of $331,000, or 0.15%, annualized in net charge-offs for the same period in 2005. The provision for loan losses for the three months ended March 31, 2006 was $510,000, compared to $152,000 for the same period in 2005. The allowance for loan losses totaled $22.6 million, or 1.82%, of total loans at March 31, 2006, compared to $16.0 million, or 1.80%, of total loans at March 31, 2005.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2006 and 2005:

(dollars in thousands)	March 31, 2006	March 31, 2005
Balance of allowance for loan losses at beginning of period	$22,294	$15,493
Provision charged to operating expense	510	152
Charge-offs:
Commercial	181	42
Installment	163	145
Real estate	1,005	108
Agriculture	0	44
Other	70	7

Total charge-offs	1,419	346
Recoveries:
Commercial	636	132
Installment	247	94
Real estate	335	399
Agriculture	0	50
Other	13	2

Total recoveries	1,231	677

Net (charge-offs) recoveries	(188)	331

Balance of allowance for loan losses at end of period	$22,616	$15,976

Net annualized (charge-offs) recoveries as a percentage of average loans	(.06%)	.15%
Reserve for loan losses as a percentage of loans at end of period	1.82%	1.80%

Non-Performing Assets

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

Non-performing assets were as follows:

(dollars in thousands)	March 31, 2006	December 31, 2005
Total nonaccrual loans	$9,762	$9,586
Accruing loans delinquent 90 days or more	—	—
Other real estate owned and repossessed collateral	1,376	1,149

Total non-performing assets	$11,138	$10,735

Interest Rate Sensitivity and Liquidity

The Company’s primary market risk exposures are credit, interest rate risk and to a lesser degree, liquidity risk. The Banks operate under an Asset Liability Management Policy approved by the Company’s Board of Directors and the Asset and Liability Committee (the “ALCO Committee”). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

The ALCO Committee is comprised of senior officers of Ameris, two Bank presidents and two outside members of the Company’s Board of Directors. The ALCO Committee makes all strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The objective of the ALCO Committee is to identify the interest rate, liquidity and market value risks of the Company’s balance sheet and use reasonable methods approved by the Company’s board and executive management to minimize those identified risks.

The normal course of business activity exposes the Company to interest rate risk. Interest rate risk is managed within an overall asset and liability framework for the Company. The principal objectives of asset and liability management are to predict the sensitivity of net interest spreads to potential changes in interest rates, control risk and enhance profitability. Funding positions are kept within predetermined limits designed to properly manage risk and liquidity. The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates. In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company’s financial instruments, cash flows and net interest income. The Company’s interest rate risk position is managed by the ALCO Committee.

The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. Interest rate scenario models are prepared using software created and licensed from an outside vendor. The Company’s simulation includes all financial assets and liabilities. Simulation results quantify interest rate risk under various interest rate scenarios. Management then develops and implements appropriate strategies. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to decrease no more than 5.00% given a change in selected interest rates of 200 basis points over any 24 month period.

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Banks maintain relationships with correspondent banks, which could provide funds to them on short notice, if needed. The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Banks is equal to 20% of the Banks’ total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2006, there were $95.0 million in advances outstanding with the Federal Home Loan Bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2006	December 31, 2005	September, 2005	June 30, 2005
Total securities to total deposits	19.70%	17.10%	19.37%	21.08%
Total loans (net of unearned income) to total deposits	87.33%	86.28%	93.61%	92.91%
Interest-earning assets to total assets	90.78%	90.16%	92.15%	92.40%
Interest-bearing deposits to total deposits	86.36%	85.40%	85.66%	85.43%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at March 31, 2006 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

Additional information required by Item 305 of Regulation S-K is set forth under Item 2 of this report.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

During the quarter ended March 31, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to litigation arising in the normal course of our business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on our financial position, liquidity or results of operations.

At present, we are also involved in two companion cases in the United States District Court for the Southern District of Iowa and the United States District Court for the Northern District of Georgia, both of which are concerned with securing our right to use our recently adopted “Ameris” trademark. On March 17, 2006, AmerUs Group Co. and ACM Properties, Inc. (“Plaintiffs”) filed suit against us in the Southern District of Iowa (Civ. Action No. 4:06-cv-00110), alleging that our Ameris trademark infringed upon Plaintiffs’ various AmerUs marks (the “Iowa Action”). Plaintiffs seek injunctive relief to prevent us from using our “Ameris” trademark, as well as compensatory and punitive monetary damages. We are vigorously defending the Iowa Action, first by seeking to have it dismissed for lack of personal jurisdiction, and second by filing our own declaratory judgment action in the Northern District of Georgia, Civil Action No. 1:06-cv-0797 (the “Georgia Action”). The Georgia Action was filed on April 5, 2006 and seeks a declaration that our use of the Ameris mark is lawful and does not infringe on Plaintiffs’ marks. Plaintiffs have filed a motion to stay the Georgia Action. As of May 8, 2006, both Plaintiffs’ motion to stay the Georgia Action and our motion to dismiss the Iowa Action were pending before the respective courts.”

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders by solicitation of proxies or otherwise during the first quarter of 2006.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following are filed with or incorporated by reference into this report.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIS BANCORP

Date: May 10, 2006	/s/ Dennis J. Zember Jr.
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