Form 10-Q
period 2006-06-30
Ameris Bancorp
filed 2006-08-09
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes   ☐  No   ☒

There were 13,025,350 shares of Common Stock outstanding as of August 07, 2006.

AMERIS BANCORP

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	(Unaudited)	(Audited)	(Unaudited)
	June 30	December 31	June 30
	2006	2005	2005
Assets
Cash and due from banks	$63,894	$74,420	$40,070
Federal funds sold & interest bearing deposits	26,642	99,781	17,948
Securities available for sale, at fair value	257,283	235,145	218,371

Loans	1,330,713	1,186,601	962,412
Less: allowance for loan losses	23,366	22,294	16,557
Loans, net	1,307,347	1,164,307	945,855

Premises and equipment, net	40,625	39,606	28,218
Intangible assets, net	5,971	6,412	3,296
Goodwill	42,933	43,304	25,054
Other assets	38,649	34,234	26,344
	$1,783,344	$1,697,209	$1,305,156

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$201,489	$200,840	$150,930
Interest-bearing demand	418,310	420,248	311,220
Savings	71,873	73,268	72,700
Time deposits	754,456	680,876	501,013
Total deposits	1,446,128	1,375,232	1,035,863
Federal funds purchased & securities sold under agreements to repurchase	3,769	10,307	6,387
Other borrowings	124,094	106,022	95,237
Other liabilities	15,629	16,223	7,018
Subordinated deferrable interest debentures	40,722	40,722	35,567
Total liabilities	1,630,342	1,548,506	1,180,072

Stockholders' equity
Common stock, par value $1; 30,000,000 shares authorized;14,339,975, 14,270,783 and 13,180,725 shares issued at June 30, 2006, December 31, 2005 and June 30, 2005 respectively	14,340	14,271	13,181
Capital surplus	68,459	67,381	46,173
Retained earnings	87,466	80,683	77,549
Accumulated other comprehensive (loss)	(5,675)	(2,625)	(736)
Unearned compensation	(1,107)	(526)	(681)
	163,483	159,184	135,486

Treasury stock, at cost, 1,318,465, 1,318,465 and 1,314,430 shares at June 30, 2006, December 31, 2005 and June 30, 2005, respectively	(10,481)	(10,481)	(10,402)
Total stockholders' equity	153,002	148,703	125,084
	$1,783,344	$1,697,209	$1,305,156

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$26,355	$16,209	$49,831	$31,262
Interest on taxable securities	2,950	2,149	5,692	4,223
Interest on nontaxable securities	127	37	225	80
Interest on deposits in other banks	390	45	1,057	552
Interest on federal funds sold	-	155	158	36
	29,822	18,595	56,963	36,153

Interest expense
Interest on deposits	9,979	4,020	18,607	7,530
Interest on federal funds purchased and securities sold under agreements to repurchase	48	20	81	41
Interest on other borrowings	2,122	1,986	4,210	3,890
	12,149	6,026	22,898	11,461

Net interest income	17,673	12,569	34,065	24,692
Provision for loan losses	901	753	1,411	905
Net interest income after provision for loan losses	16,772	11,816	32,654	23,787

Other income
Service charges on deposit accounts	2,926	2,625	5,557	5,043
Other service charges, commissions and fees	803	881	1,522	1,741
Other	121	46	656	311
Gain on sale of securities	(314)	-	(305)	61
	3,536	3,552	7,430	7,156

Other expense
Salaries and employee benefits	6,042	5,665	12,666	11,603
Equipment and occupancy expense	1,544	1,273	2,897	2,475
Amortization of intangible assets	232	198	441	409
Other operating expenses	4,476	2,995	8,375	5,803
	12,294	10,131	24,379	20,290

Income before income taxes	8,014	5,237	15,705	10,653

Applicable income taxes	2,699	1,737	5,290	3,553

Net income	$5,315	$3,500	$10,415	$7,100

Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax	$(2,440)	$1,413	$(3,251)	$(466)
Reclassification adjustment for (gains) included in net income, net of tax	207	-	201	(40)
Comprehensive income	$3,082	$4,913	$7,365	$6,594

Income per common share-Basic	$0.41	$0.30	$0.80	$0.60

Income per common share-Diluted	$0.40	$0.29	$0.79	$0.60

Dividends declared per share	$0.14	$0.14	$0.28	$0.28

Average shares outstanding	12,985,424	11,849,739	12,968,687	11,816,619

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in Thousands)
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,415	$7,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,341	974
Provision for loan losses	1,411	905
Amortization of intangible assets	441	409
Other prepaids, deferrals and accruals, net	(2,792)	(574)
Net cash provided by operating activities	10,816	8,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in federal funds sold & interest bearing deposits	2,285	12,285
Proceeds from maturities of securities available for sale	19,703	22,755
Purchase of securities available for sale	(61,665)	(34,097)
Proceeds from sales of securities available for sale	15,212	6,152
Net increase in loans	(144,451)	(85,179)
Purchases of premises and equipment	(2,360)	(1,420)
Net cash used in investing activities	(171,276)	(79,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	70,896	49,639
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(6,538)	(1,143)
Increase (decrease) in other borrowings	18,072	(15,129)
Dividends declared	(3,633)	(3,033)
Purchase of treasury shares	-	(182)
Proceeds from exercise of stock options	283	886
Net cash provided by financing activities	79,080	31,038

Net decrease in cash and due from banks	$(81,380)	$(39,652)

Cash and due from banks at beginning of period	145,274	97,670

Cash and due from banks at end of period	$63,894	$58,018

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 1 - Basis of Presentation & Accounting Policies
Ameris Bancorp, (together with its subsidiaries, the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris owns and operates five subsidiary Banks (the “Banks”), having a total of forty-two branches in Georgia, Florida and Alabama. Our business model capitalizes on the efficiencies of a billion dollar financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Banks through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’s board of directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’s established guidelines and policies, each subsidiary Bank’s board and senior managers make lending and community-specific decisions. This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 - Corporate Restructuring and Acquisitions
In 2005, Ameris Bancorp announced its intentions to begin consolidating its subsidiary bank charters across Georgia, Alabama and northern Florida into a single state-chartered banking subsidiary, American Banking Company. In addition to the charter consolidation effort, Ameris announced intentions to re-brand the Company and its surviving bank subsidiary with a single identity. As of June 30, 2006, the Company has successfully consolidated $1.47 billion of its assets under the charter of American Banking Company. The Company expects to complete the consolidation effort by the end of 2006.

On December 16, 2005, Ameris acquired First National Banc, Inc., a two bank holding company with assets of approximately $270.6 million. The two banking subsidiaries of First National Banc, Inc. included the market leader in St. Marys, Georgia, and the largest community bank in Orange Park, Florida.

Note 3 - Stock Split
On February 17, 2005, Ameris announced that its Board of Directors approved a six-for-five stock split on outstanding shares of common stock of Ameris at the Board’s February meeting. The additional shares were payable March 31, 2005 to shareholders of record at the close of business on March 15, 2005.

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

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2006, December 31, 2005 and June 30, 2005 are presented below:

	June 30, 2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$101,168	$0	$3,031	$98,137
State and municipal securities	16,439	9	668	15,780
Corporate debt securities	5,284	13	119	5,178
Mortgage backed securities	142,423	9	4,748	137,684
Marketable equity securities	567	0	64	504
	$265,808	$32	$8,630	$257,283

	December 31, 2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$94,110	$0	$1,649	$92,461
State and municipal securities	7,952	29	13	7,968
Corporate debt securities	7,122	59	68	7,113
Mortgage-backed securities	129,149	58	2,337	126,870
Marketable equity securities	788	0	55	733
	$239,121	$146	$4,122	$235,145

	June 30, 2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$99,551	$246	$416	$99,381
State and municipal securities	3,853	68	8	3,913
Corporate debt securities	11,954	116	32	12,038
Mortgage-backed securities	103,562	63	1,103	102,522
Marketable equity securities	567	0	50	517
	$219,487	$493	$1,609	$218,371

Note 5 - Loans
The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans. As of June 30, 2006, Ameris’s loan portfolio consisted of 74.0% real estate-related loans, 9.4% agriculture-related, 11.7% commercial and financial loans, and 4.5% consumer installment loans. Ameris concentrates the majority of its lending activities on real estate loans where the historical loss percentages have been low. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond Ameris’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Commercial and financial	$155,485	$152,715	$117,230
Agricultural	40,731	30,437	38,541
Real estate-construction	300,534	224,230	133,014
Real estate-mortgage, farmland	84,282	74,023	71,826
Real estate-mortgage, commercial	363,402	321,443	269,158
Real estate-mortgage, residential	320,822	317,593	261,799
Consumer installment loans	60,467	62,508	55,966
Other	4,990	3,652	14,878
	$1,330,713	$1,186,601	$962,412

Note 6 - Allowance for Loan Losses
Activity in the allowance for loan losses for the six months ended June 30, 2006, for the year ended December 31, 2005 and for the six months ended June 30, 2005 is as follows:

(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Balance, January 1	$22,294	$15,493	$15,493
Provision for loan losses charged to expense	1,411	1,651	905
Loans charged off	(1,758)	(2,155)	(971)
Recoveries of loans previously charged off	1,419	1,777	1,130
Allowance for loan losses of acquired subsidiary	-	5,528	-
Ending balance	$23,366	$22,294	$16,557

Note 7 - Earnings per Share and Common Stock
Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months and six months ended June 30:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
	(share data in thousands)
Basic	12,985	11,850	12,969	11,817
Dilutive effect of stock options outstanding	154	108	150	105
Diluted	13,139	11,958	13,119	11,922

Note 8 - Stock-Based Compensation

At June 30, 2006, the Company had stock-based compensation plans, which are more fully described in Note 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. On January 1, 2006, Ameris adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement Note 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended is $118,000, lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $.42 and $.41, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $.41 and $.40, respectively, for the same time period in 2006. The Company’s income before income taxes and net income for the three months ended is $83,000, lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $.80 if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $.81 and $.80, respectively, for the same time period in 2006.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation:

	For The Three Months Ended June 30, 2006	For The Three Months Ended June 30, 2005	For The Six Months Ended June 30, 2006	For The Six Months Ended June 30, 2005
	($000)	($000)	($000)	($000)

Net income, as reported	$5,315	$3,500	$10,415	$7,100
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	83	-	118	-
Deduct:
Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(83)	(15)	(118)	(30)

Pro forma net earnings	$5,315	$3,485	$10,415	$7,070

Earnings per share:
Basic - as reported	$0.41	$0.30	$0.80	$0.60

Basic - pro forma	$0.41	$0.30	$0.80	$0.60

Diluted - as reported	$0.40	$0.29	$0.79	$0.60

Diluted - pro forma	$0.40	$0.29	$0.79	$0.59

A summary of the status of the employee stock option plans as of June 30, 2006 and December 31, 2005 and activity during the periods is as follows:

	Period Ended				Year Ended
	June 30, 2006				December 31, 2005
		Weighted- Average Exercise	Weighted-Average Remaining Contractual	Aggregate Intrinsic Value		Weighted-Average Exercise	Weighted-Average Remaining Contractual	Aggregate Intrinsic Value
	Number	Price	Term	($000)	Number	Price	Term	($000)

Under option, beginning of the period	459,235	13.89	7.02	$2,735	390,042	10.87
Granted	91,000				177,000	17.98
Exercised	(28,442)				(100,129)	9.43
Forfeited	(7,170)				(7,678)	13.53
Under option, end of the period	514,623	15.32	6.60	4,044	459,235	13.89	7.02	$2,735

Vested at the end of the period	298,444	17.95	8.82	1,550	220,884	14.09	8.08	$697

Exercisable at the end of the period	216,179	11.60	5.04	2,494	238,351	11.46	5.40	$1,997

Weighted-average fair value per option of options granted during the year				$5.00				$4.90

The fair value of the options granted was based upon the discounted value of future cash flows of the options using the Black-Scholes option-pricing model and the following assumptions. There were no options granted during the quarter ended March 31, 2006.

	Period Ended	Year Ended
	June 30, 2006	December 31, 2005
	________________	________________
Risk-free interest rate	5.00%	3.94%
Expected life of the options	10 years	8 years
Expected dividend yield	2.10%	3.11%
Expected volatility	11.45%	30.05%

A summary of the status of Ameris’ nonvested shares as of December 31, 2005 and changes during the period ended June 30, 2006, is presented below:

	Shares (000’s)	Weighted-Average Grant-Date Fair Value
	________________	________________
Nonvested at January 1, 2006	220,884	$4.17
Granted	91,000	5.00
Vested	(88,535)	4.18
Forfeited	(7,170)	4.16
Nonvested at June 30, 2006	216,179	$4.48

At June 30, 2006, there was $969,000 of unrecognized compensation cost related to stock-based awards which is expected to be recognized over a weighted-average period of 8.82 years.

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

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties on those commitments for which collateral is deemed necessary.

The following represent the Company’s commitments to extend credit and standby letters of credit:

(dollars in thousands)	June 30, 2006	June 30, 2005

Commitments to extend credit	$198,384	$132,142

Standby letters of credit	7,178	4,864

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, legislative and regulatory initiatives; additional competition in Ameris’s markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by Ameris; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which Ameris is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in Ameris’s filings with the Securities and Exchange Commission under the Exchange Act.

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

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2006 as compared to December 31, 2005 and operating results for the six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The Company’s total assets increased $86.1 million, or 5.08%, since December 2005. Federal funds sold decreased $73.1 million due to an increase in loan demand and some additional purchases in securities. Loans increased 12.14%, or $144.1 million, since December 2005, while the investment portfolio increased $22.1 million or 9.41%. Total deposits increased by 5.16%, or $70.9 million, due primarily to an ongoing deposit campaign.

The growth in the balance sheet and earning assets contributed to solid growth in net interest income. Net interest income for the six months ended June 30, 2006 increased 38.06% to $34.1 million from $24.7 million for the six months ended June 30, 2005. Total interest income for the six-month period ended June 30, 2006 increased 57.56% to $57.0 million when compared to the six month period ended June 30, 2005. This increase in interest income is the result of several factors, the most significant of which are the internal growth in earning assets, the increase in interest rates, and the Company’s acquisition of First National Banc, Inc.

Return on average equity for the six months ended June 30, 2006 and 2005 was 13.78% and 11.55%, respectively, on average equity of $ 151.2 million and $ 123.0 million, respectively. Return on average assets for the six months ended June 30, 2006 and 2005 was 1.21% and 1.12%, respectively.

The following table sets forth unaudited selected financial data for the previous five quarters and for the six month periods ending June 30, 2006 and 2005. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except per	2006		2005			For the Six
share data, taxable	Second	First	Fourth	Third	Second	Months Ended
equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2006	2005
Results of Operations:
Net interest income	$17,673	$16,392	$14,601	$13,312	$12,569	$34,065	$24,692
Net interest income (tax equivalent)	17,716	16,495	14,678	13,390	12,639	34,211	24,835
Provision for loan losses	901	510	28	718	753	1,411	905
Non-interest income	3,536	3,894	2,720	3,654	3,552	7,430	7,156
Non-interest expense	12,294	12,085	12,940	10,377	10,131	24,379	20,290
Net income	5,315	5,100	2,723	3,905	3,500	10,415	7,100
Selected Average Balances:
Loans, net of unearned income	$1,289,354	$1,213,916	$1,028,705	$981,895	$925,652	$1,251,841	$900,229
Investment securities	270,842	265,680	215,867	220,283	226,724	264,550	222,194
Earning assets	1,585,473	1,549,125	1,306,652	1,222,554	1,178,067	1,556,836	1,142,757
Deposits	1,418,742	1,380,247	1,133,085	1,049,869	1,005,868	1,399,601	997,776
Shareholders’ equity	152,329	150,087	131,197	126,004	123,983	151,175	122,957
Period-End Balances:
Loans, net of unearned income	$1,330,713	$1,240,436	$1,186,601	$1,004,614	$962,412	$1,330,713	$962,412
Earning assets	1,614,638	1,570,465	1,521,527	1,254,467	1,198,731	1,614,638	1,198,731
Total assets	1,783,344	1,738,891	1,697,209	1,370,439	1,305,156	1,783,344	1,305,156
Deposits	1,446,128	1,421,106	1,375,232	1,073,177	1,035,863	1,446,128	1,035,863
Long-term obligations	124,094	100,095	106,022	121,130	95,237	124,094	95,237
Shareholders’ equity	153,002	151,430	148,703	126,610	125,084	153,002	125,084
Per Common Share Data:
Earnings per share-Basic	$0.41	$0.39	$0.22	$0.33	$0.30	$0.80	$0.60
Earnings per share - Diluted	0.40	0.39	0.22	0.33	0.29	0.79	0.60
Book value per share	11.75	11.68	11.48	10.67	10.54	11.75	10.54
End of period shares outstanding	13,021,510	12,967,576	12,952,318	11,865,991	11,866,295	13,021,510	11,866,295
Weighted average shares outstanding
Basic	12,985,424	12,951,765	12,232,165	11,865,107	11,849,739	12,968,687	11,816,619
Diluted	13,139,130	13,102,633	12,365,296	11,990,917	11,958,176	13,118,881	11,921,183
Market Price:
Closing	23.14	23.26	19.84	19.19	18.08	23.14	17.59
High	23.24	23.29	20.99	20.32	19.20	23.24	18.35
Low	20.23	19.71	17.57	17.60	16.42	19.45	14.78
Trading volume (avg. daily)	21,949	15,952	13,687	14,611	16,777	19,127	17,877
Cash dividends per share	0.14	0.14	0.14	0.14	0.14	0.28	0.28
Price to earnings	14.11	14.91	22.55	14.54	15.07	14.46	14.66
Price to book value	1.97	1.99	1.73	1.80	1.72	1.97	1.67
Performance Ratios:
Return on average assets	1.23%	1.20%	0.77%	1.18%	1.10%	1.21%	1.12%
Return on average equity	14.00%	13.60%	8.51%	12.40%	11.29%	13.78%	11.55%
Avg. loans as % of avg. deposits	90.88%	87.95%	90.79%	93.53%	92.03%	89.44%	90.22%
Net interest margin (tax equivalent)	4.48%	4.32%	4.46%	4.35%	4.30%	4.43%	4.38%
Average equity to average assets	8.74%	8.81%	9.82%	9.52%	9.70%	8.77%	9.68%
Efficiency ratio	57.97%	59.57%	74.71%	61.16%	62.84%	58.75%	63.71%

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Interest Income
Interest income for the three months ended June 30, 2006 was $29.8 million, an increase of $11.2 million, or 60.22%, compared to $18.6 million for the same period in 2005. Average earning assets for the three month period increased $407.4 million, or 34.58%, to $1.59 billion as of June 30, 2006, compared to $1.18 billion as of June 30, 2005. Yield on average earning assets increased 121 basis points to 7.56% from 6.35% for the quarters ended June 30, 2006 and 2005, respectively. The Company’s increase in interest income is primarily attributable to the rising interest rate environment of the last year and a half and the purchase of First National Banc, Inc.

Interest Expense
Interest expense on deposits and other borrowings for the three months ended June 30, 2006 was $12.1 million, a $6.1 million, or 101.67%, increase from June 30, 2005.  While average interest bearing liabilities increased $386.6 million, or 38.73%, to $1.38 billion for the three months ended June 30, 2006, compared to $948.1 million for the three months ended June 30, 2005, the yield on average interest bearing liabilities increased 99 basis points to 3.10% from 2.11% as of June 30, 2006 and 2005, respectively.  During 2005 and 2006, Ameris adopted a more aggressive position on deposit acquisition, through the offering of new deposit products and higher than normal rates in certain of our markets.  This more aggressive position is precipitated mainly by the expectation for continued growth in earning assets and has resulted in increased sales of deposits as well as higher incremental costs.

Net Interest Income
Net interest income for the three months ended June 30, 2006 increased $5.1 million, or 40.48%, to $17.7 million compared to $12.6 million for the same period ending June 30, 2005. The increase was attributable to internal growth in earning assets and the Company’s acquisition of First National Banc, Inc. The Company’s net interest margin increased to 4.48% for the three months ended June 30, 2006, compared to 4.30% as of June 30, 2005.

Provision for Loan Losses
The provision for loan losses was $901,000 for the three months ended June 30, 2006, compared to $753,000 for the same period ending June 30, 2005.  The increase in the provision is due to the increase in the size of the loan portfolio.  Management believes that the present allowance for loan losses is adequate at June 30, 2006.

Non-interest Income
Non-interest income was $3.5 million for the three months ended June 30, 2006 a decrease of $16,000, or .45%, from non-interest income of $3.6 million for the three months ended June 30, 2005. There was an increase in service charges on deposits of $301,000 which was offset by a loss on the sale of securities of $314,000. The loss on the sale of the securities was done to restructure a portion of the investment portfolio for yield and interest rate risk purposes.

Non-interest Expense
Non-interest expenses for the three months ended June 30, 2006 were $12.3 million, or 21.35%, higher compared to the same period a year ago. The increase in non-interest expense is attributable to salaries and employee benefits increasing $377,000, net occupancy and equipment increasing $271,000 and other expenses increasing $1,481,000. The increase in salaries and employee benefits is related to normal increases in salaries and employee benefits during the course of business and additional employees added due to the Company’s acquisition of First National Banc, Inc. which was completed in the fourth quarter of 2005. The acquisition of First National Banc, Inc. accounted for approximately $1.3 million of the increase in non-interest expenses which are expenses that are attributable to normal banking operations and conversion costs related to this transaction.

Income Taxes
The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income. For the three months ended June 30, 2006 and 2005, the provision for taxes was $2.7 million and $1.7 million, respectively. The effective tax rate for the three months ended June 30, 2006 was 33.68% compared to 33.17% for the same period in 2005.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Interest Income
Interest income for the six months ended June 30, 2006 was $57.0 million, an increase of $20.8 million, or 57.46%, compared to $36.2 million for the same period in 2005. Average earnings assets for the six month period increased $414.1 million, or 36.24%, to $1.56 billion as of June 30, 2006 compared to $1.14 billion as of June 30, 2005. Yield on average earning assets increased 99 basis points to 7.40% from 6.41% for the six months ended June 30, 2006 and 2005, respectively.

Interest Expense
Interest expense on deposits and other borrowings for the six months ended June 30, 2006 was $22.9 million, an $11.4 million, or 99.13%, increase from June 30, 2005. While average interest bearing liabilities increased $373.3 million, or 37.66% to $1.36 billion for the six months ended June 30, 2006 compared to $991.4 million for the six months ended June 30, 2005, the yield on average interest bearing liabilities increased 94 basis points to 2.97% from 2.03% as of June 30, 2006 and 2005, respectively. The increases in interest expense are driven mostly from a higher interest rate environment and a more aggressive stance on deposit sales.

Net Interest Income
Net interest income for the six months ended June 30, 2006 increased $9.4 million, or 38.06%, to $34.1 million compared to $24.7 million for the same period ending June 30, 2005. The increase was mainly attributable to growth. The Company’s net interest margin increased to 4.43% for the six months ended June 30, 2006 compared to 4.38% as of June 30, 2005.

Provision for Loan Losses
The provision for loan losses was $1.4 million for the six months ended June 30, 2006 as compared to $.91 million for the same period ending June 30, 2005.  The increase was due to the loan growth experienced in 2006. Total non-performing assets increased to $9.3 million at June 30, 2006 from $5.1 million at June 30, 2005.  For the six month period ending June 30, 2006, Ameris had net charge-offs of $339,000 compared to net recoveries of $159,000 for the same period in 2005.  Improvements in credit quality are discussed further in the “Loans and Allowance for Loan Losses” Section.

Non-interest Income
Non-interest income for the first six months of 2006 was up $274,000, or 3.83%, compared to the same time period a year ago.  Service charges on deposit accounts increased 10.19% or $514,000 due to higher number of deposit accounts.  Other service charges, commissions and fees decreased $219,000 compared to the same time period a year ago. The decrease is due to mortgage fee income decreasing from 2005 to 2006 due to fewer customers refinancing their homes during that time. During the second quarter of 2006, the Company recognized a $315,000 loss on the sale of securities to restructure a portion of the investment portfolio.

Non-interest Expense
Non-interest expense for the first six months of 2006 was $24.4 million.  This represents a $4.1 million increase over the prior year period which totaled $20.3 million.  The increase in non-interest expense is attributable to salaries and employee benefits increasing $1.1 million, net occupancy and equipment increasing $422,000, and other expense increasing $2.6 million.

At June 30, 2006, Ameris had 585 full-time equivalent employees compared to 533 full-time equivalent employees at June 30, 2005.  Ameris has added production positions in many of our markets during 2005 and 2006 while reducing the number of back office and non-customer contact roles. The First National Banc, Inc. acquisition added 65 full-time equivalent employees during the fourth quarter of 2005.

Salaries and employee benefits for the six months ended June 30, 2006 were $1.1 million higher than during the same period in 2005.  The majority of this increase is attributable to the acquisition of First National Banc, Inc.

Occupancy and equipment expense increased $422,000 to $2.9 million for the six months ended June 30, 2006 as compared to the same period of 2005. The majority of this increase related to the acquisition of First National Banc, Inc.

Other expenses for the six months ended June 30, 2006 increased $2.6 million when compared to the same time period for 2005.  Approximately $960,000 is attributable to the acquisition of First National Banc, Inc.  The remainder of this increase is mostly attributable to increases in public relations and marketing expense as well as professional fees.

The Company’s efficiency ratio (operating expenses as a percent of total revenue) decreased to 58.75% for the six months ended June 30, 2006 from 63.71% for the six months ended June 30, 2005.

Income Taxes
The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income. For the six months ended June 30, 2006 and 2005, the provision for taxes was $5.3 million and $3.6 million, respectively. The effective tax rate for the six months ended June 30, 2006 was 33.68% compared to 33.35% for the same period in 2005.

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

The minimum requirements established by the regulators are set forth in the table below, along with the actual ratios at June 30, 2006 and 2005.

	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2006 Actual	June 30, 2005 Actual
Tier 1 Capital (to Average Assets)	>5%	>4%	8.63%	10.40%
Tier 1 Capital (to Risk Weighted Assets)	>6%	>4%	10.75%	13.56%
Total Capital (to Risk Weighted Assets)	>10%	>8%	12.01%	15.14%

Management believes, as of June 30, 2006, that the Company and the Banks met all capital requirements to which they are subject. The Company has included the subordinated debentures that were issued by the Company in November 2001 and the acquired First National Banc Statutory Trust in Tier 1 Capital.

Loans and Allowance for Loan Losses
At June 30, 2006, loans, net of unearned income, were $1.331 billion, an increase of $368.6 million, or 38.27%, over net loans at June 30, 2005 of $962.4 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production. Real estate loans increased $333.2 million, or 45.29%, from June 30, 2005. The Company continues to monitor the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

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

For the six month period ending June 30, 2006, the Company recorded net charge-offs totaling $339,000 or 0.05%, annualized of average loans outstanding for the period compared to net recoveries of $159,000 for the same period in 2005.  The provision for loan losses for the six months ended June 30, 2006 was $1,411,000, compared to $905,000 for the same period in 2005.  The allowance for loan losses totaled $23.4 million, or 1.76% of total loans, at June 30, 2006, compared to $16.6 million, or 1.72% of total loans, at June 30, 2005.

The following table presents an analysis of the allowance for loan losses for the six month periods ended June 30, 2006 and 2005:

(dollars in thousands)	June 30, 2006	June 30, 2005
Balance of allowance for loan losses at beginning of period	$22,294	$15,493
Provision charged to operating expense	1,411	905
Charge-offs:
Commercial	334	194
Installment	330	347
Real estate	1,019	375
Agriculture	3	44
Other	72	11
Total charge-offs	1,758	971
Recoveries:
Commercial	691	172
Installment	309	158
Real estate	362	758
Agriculture	32	35
Other	25	7
Total recoveries	1,419	1130
Net charge-offs (recoveries)	339	(159)
Balance of allowance for loan losses at end of period	$23,366	$16,557
Net annualized (charge-offs) recoveries as a percentage of average loans	0.05%	(.07%)
Reserve for loan losses as a percentage of loans at end of period	1.76%	1.72%

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

Non-performing assets were as follows:
(dollars in thousands)	June 30, 2006	December 31, 2005
Total nonaccrual loans	$7,377	$9,586
Accruing loans delinquent 90 days or more	-	-
Other real estate owned and repossessed collateral	1,934	1,149
Total non-performing assets	$9,311	$10,735

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Banks maintain relationships with correspondent banks, which could provide funds to them on short notice, if needed. The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Banks is equal to 20% of the Banks’ total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2006, there were $119.0 million in advances outstanding with the Federal Home Loan Bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2006	March 31, 2006	December 31, 2005	September, 2005	June 30, 2005
Total securities to total deposits	17.79%	19.21%	17.10%	19.37%	21.08%
Total loans (net of unearned income) to total deposits	92.02%	87.29%	86.28%	93.61%	92.91%
Interest-earning assets to total assets	90.54%	90.31%	89.65%	91.54%	91.85%
Interest-bearing deposits to total deposits	86.07%	86.36%	85.40%	85.66%	85.43%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at June 30, 2006 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

During the quarter ended June 30, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to litigation arising in the normal course of our business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on our financial position, liquidity or results of operations.

As previously reported by the Company in its Form 10-Q for the quarterly period ended March 31, 2006, the Company was involved in two companion cases in the United States District Court for the Southern District of Iowa and the United States District Court for the Northern District of Georgia, both of which were concerned with securing our right to use our recently adopted “Ameris” trademark. On March 17, 2006, AmerUs Group Co. and ACM Properties, Inc. filed suit against us in the Southern District of Iowa (Civ. Action No. 4:06-cv-00110), alleging that our Ameris trademark infringed upon the plaintiffs’ various AmerUs marks (the “Iowa Action”). The Iowa Action has since been dismissed for lack of personal jurisdiction. In connection with defending the Iowa Action, we filed our own declaratory judgment action in the Northern District of Georgia, Civil Action No. 1:06-cv-0797 (the “Georgia Action”). The Georgia Action was filed on April 5, 2006 and seeks a declaration that our use of the Ameris mark is lawful and does not infringe on the plaintiffs’ marks. The plaintiffs have filed various counterclaims in the Georgia Action similar to the claims made by them in the Iowa Action, and we have answered and denied all liability. The Georgia Action is currently pending before the court.

On June 15, 2006, a Houston County, Alabama jury entered a verdict in a civil action against Southland Bank, a former subsidiary of the Company that earlier in the year was merged with and into the Company’s subsidiary, American Banking Company, and one of Southland Bank’s employees in the amount of approximately $7.1 million. The plaintiffs in this action had unsuccessfully applied to Southland Bank for a business loan. The plaintiffs sued Southland Bank and the employee for actual and punitive damages alleging a number of purported causes of action, including breach of contract, negligent failure to provide a loan and fraud, among other things, based on the bank’s denial of the loan application. The verdict assesses compensatory damages in the amount of $2.1 million and punitive damages against Southland Bank in the amount of $5 million. The defendants have filed post-trial motions for judgment in their favor as a matter of law, as well as motions for a new trial and to alter or vacate the verdict and judgment. Those motions are pending. It is anticipated that any potential financial obligation that we or our subsidiaries might have to the plaintiffs in this action will be covered by existing insurance.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders by solicitation of proxies or otherwise during the second quarter of 2006.

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

Date: August 9, 2006

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