Form 10-Q
period 2006-09-30
Ameris Bancorp
filed 2006-11-09
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 13,033,193 shares of Common Stock outstanding as of November 2, 2006.

AMERIS BANCORP

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	(Unaudited)	(Audited)	(Unaudited)
	September 30	December 31	September 30
	2006	2005	2005
Assets
Cash and due from banks	$54,093	$74,420	$47,548
Federal funds sold & interest bearing deposits	148,118	99,781	42,021
Securities available for sale, at fair value	266,546	235,145	207,832

Loans	1,373,071	1,186,601	1,004,614
Less: allowance for loan losses	23,905	22,294	17,261
Loans, net	1,349,166	1,164,307	987,353

Premises and equipment, net	42,266	39,606	28,355
Intangible assets, net	5,640	6,412	3,091
Goodwill	42,933	43,304	25,054
Other assets	37,142	34,234	29,185
	$1,945,904	$1,697,209	$1,370,439

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$226,939	$200,840	$153,946
Interest-bearing demand	517,300	420,248	312,880
Savings	66,645	73,268	70,911
Time deposits	830,082	680,876	535,440
Total deposits	1,640,966	1,375,232	1,073,177
Federal funds purchased & securities sold under
agreements to repurchase	6,725	10,307	5,448
Other borrowings	76,287	106,022	121,130
Other liabilities	19,217	16,223	8,507
Subordinated deferrable interest debentures	42,269	40,722	35,567
Total liabilities	1,785,464	1,548,506	1,243,829

Stockholders' equity
Common stock, par value $1; 30,000,000 shares authorized;
14,355,910, 14,270,783 and 13,184,065 shares issued
at September 30, 2006, December 31, 2005 and
September 30, 2005 respectively	14,356	14,271	13,184
Capital surplus	68,663	67,381	46,202
Retained earnings	91,589	80,683	79,791
Accumulated other comprehensive (loss)	(2,640)	(2,625)	(1,490)
Unearned compensation	(935)	(526)	(603)
	171,033	159,184	137,084
Treasury stock, at cost, 1,322,717, 1,318,465 and 1,318,074
shares at September 30, 2006, December 31, 2005 and
September 30, 2005, respectively	(10,593)	(10,481)	(10,474)
Total stockholders' equity	160,440	148,703	126,610
	$1,945,904	$1,697,209	$1,370,439

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$28,553	$18,140	$78,384	$49,402
Interest on taxable securities	2,986	2,138	8,678	6,361
Interest on nontaxable securities	156	40	381	120
Interest on deposits in other banks	899	176	1,956	728
Interest on federal funds sold	30	-	188	36
	32,624	20,494	89,587	56,647

Interest expense
Interest on deposits	12,600	4,861	31,207	12,391
Interest on federal funds purchased and repurchase agreements	37	24	118	65
Interest on other borrowings	2,090	2,297	6,300	6,187
	14,727	7,182	37,625	18,643

Net interest income	17,897	13,312	51,962	38,004
Provision for loan losses	713	718	2,124	1,623
Net interest income after provision for loan losses	17,184	12,594	49,838	36,381

Other income
Service charges on deposit accounts	2,978	2,690	8,535	7,733
Other service charges, commissions and fees	857	843	2,379	2,584
Other	1,420	121	2,076	432
Gain (loss) on sale of securities	(3)	-	(308)	61
	5,252	3,654	12,682	10,810

Other expense
Salaries and employee benefits	7,131	5,675	19,797	17,278
Equipment and occupancy expense	1,658	1,423	4,555	3,898
Amortization of intangible assets	344	204	785	613
Other operating expenses	4,348	3,075	12,723	8,878
	13,481	10,377	37,860	30,667

Income before income taxes	8,955	5,871	24,660	16,524

Applicable income taxes	3,001	1,966	8,291	5,519

Net income	$5,954	$3,905	$16,369	$11,005

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net of tax	$3,033	$(754)	$(218)	$(1,220)
Reclassification adjustment for (gains) loss included
in net income, net of tax	2	-	203	(40)
Comprehensive income	$8,989	$3,151	$16,354	$9,745

Income per common share-Basic	$0.46	$0.33	$1.26	$0.93

Income per common share-Diluted	$0.45	$0.33	$1.24	$0.92

Dividends declared per share	$0.14	$0.14	$0.42	$0.42

Average shares outstanding	13,022,400	11,865,107	12,986,788	11,832,959

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in Thousands)
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,369	$11,005
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,129	1,520
Provision for loan losses	2,125	1,623
Amortization of intangible assets	561	613
Other prepaids, deferrals and accruals, net	1,216	(1,462)
Net cash provided by operating activities	22,400	13,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in federal funds sold & interest bearing deposits	(119,191)	27,595
Proceeds from maturities of securities available for sale	26,444	36,165
Purchase of securities available for sale	(73,819)	(38,360)
Proceeds from sales of securities available for sale	15,963	6,402
Net increase in loans	(186,984)	(127,395)
Purchases of premises and equipment	(4,789)	(2,103)
Net cash used in investing activities	(342,376)	(97,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	265,734	86,953
Net decrease in federal funds purchased and
securities sold under agreements to repurchase	(3,582)	(2,082)
Increase (decrease) in other borrowings	(28,188)	10,764
Dividends paid	(5,464)	(4,694)
Purchase of treasury shares	(112)	(254)
Proceeds from exercise of stock options	407	919
Net cash provided by financing activities	228,795	91,606

Net (decrease) increase in cash and due from banks	$(91,181)	$7,209

Cash and due from banks at beginning of period	145,274	40,339

Cash and due from banks at end of period	$54,093	$47,548

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 1 - Basis of Presentation & Accounting Policies
Ameris Bancorp (together with its subsidiaries, the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris owns and operates four subsidiary banks (the “Banks”), having a total of forty-three branches in Georgia, Florida and Alabama. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Banks through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’s board of directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’s established guidelines and policies, each  Bank’s board and senior managers make lending and community-specific decisions. This approach allows the bankers closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 - Corporate Restructuring and Acquisitions
In 2005, Ameris Bancorp announced its intentions to begin consolidating its subsidiary bank charters across Georgia, Alabama and northern Florida into a single state-chartered banking subsidiary, American Banking Company. In addition to the charter consolidation effort, Ameris announced intentions to re-brand the Company and its surviving bank subsidiary with a single identity. As of September 30, 2006, the Company has successfully consolidated $1.71 billion of its assets under the charter of American Banking Company. The Company expects to complete the consolidation effort by the end of 2006.

On December 16, 2005, Ameris acquired First National Banc, Inc., a two bank holding company with assets of approximately $265.0 million. The two banking subsidiaries of First National Banc, Inc. included the market leader in St. Marys, Georgia, and the largest community bank in Orange Park, Florida.

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2006, December 31, 2005 and September 30, 2005 are presented below:
	September 30, 2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$101,198	$13	$1,394	$99,817
State and municipal securities	16,436	34	447	16,023
Corporate debt securities	4,530	44	62	4,512
Mortgage backed securities	148,175	47	2,537	145.685
Marketable equity securities	567	0	58	509
	$270,906	$138	$4,498	$266,546

	December 31, 2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$94,110	$0	$1,649	$92,461
State and municipal securities	7,952	29	13	7,968
Corporate debt securities	7,122	59	68	7,113
Mortgage-backed securities	129,149	58	2,337	126,870
Marketable equity securities	788	0	55	733
	$239,121	$146	$4,122	$235,145

	September 30, 2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$103,555	$64	$940	$102,679
State and municipal securities	3,851	58	8	3,901
Corporate debt securities	9,252	73	44	9,281
Mortgage-backed securities	92,863	29	1,436	91,456
Marketable equity securities	567	0	52	515
	$210,088	$224	$2,480	$207,832

Note 5 - Loans
The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans. As of September 30, 2006, Ameris’s loan portfolio consisted of 80.24% real estate-related loans, 3.27% agriculture-related loans, 11.83% commercial and financial loans, and 4.25% consumer installment loans. Ameris concentrates the majority of its lending activities on real estate loans where the historical loss percentages have been low. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond Ameris’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

The Company evaluates loans for impairment when a loan's risk is rated as substandard or doubtful. The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the estimated fair value of the collateral. In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value. Impairment with regard to substantially all of Ameris’s impaired loans has been measured based on the estimated fair value of the underlying collateral. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy. At the time the contractual payments on a loan are deemed to be uncollectible, Ameris’s policy is to record a charge-off against the allowance for loan losses.

Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed assets. It is the general policy of the Company to cease accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

Loans are stated at unpaid balances, net of unearned income.  Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Commercial and financial	$162,444	$152,715	$135,767
Agricultural	44,945	30,437	42,306
Real estate-construction	304,464	224,230	162,525
Real estate-mortgage, farmland	92,094	74,023	76,975
Real estate-mortgage, commercial	385,140	321,443	265,854
Real estate-mortgage, residential	320,055	317,593	261,496
Consumer installment loans	58,405	62,508	55,166
Other	5,524	3,652	4,525
	$1,373,071	$1,186,601	$1,004,614

Note 6 - Allowance for Loan Losses
Activity in the allowance for loan losses for the nine months ended September 30, 2006, for the year ended December 31, 2005 and for the nine months ended September 30, 2005 is as follows:

(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Balance, January 1	$22,294	$15,493	$15,493
Provision for loan losses charged to expense	2,124	1,651	1,623
Loans charged off	(2,502)	(2,155)	(1,292)
Recoveries of loans previously charged off	1,989	1,777	1,437
Allowance for loan losses of acquired subsidiary	-	5,528	-
Ending balance	$23,905	$22,294	$17,261

Note 7 - Earnings per Share and Common Stock
Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months and nine months ended September 30:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	(share data in thousands)
Basic	13,022	11,865	12,987	11,833
Dilutive effect of stock options outstanding	204	126	170	108
Diluted	13,226	11,991	13,157	11,941

Note 8 - Interest Rate Floor
In August 2006, the Company entered into two interest rate swap agreements related to their variable rate loans. The contracts are classified as a hedge of an exposure to changes in the cash flows of a recognized asset which is considered a cash flow hedge. As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The swap agreements expire in August 2009 and August 2011 and both have rates of 7.00%. The notional amounts are $35 million on both contracts. The premium paid on these contracts was $147,000 for the three year contract and $350,000 for the five year contract. There is no gain or loss included in other comprehensive income as of September 20, 2006 relating to the fair value of the swap agreements. The Company documented at inception and will continue to document over the life of the hedge, its analysis of actual and expected hedge effectiveness. If the hedge is deemed ineffective is regards to the future cash flows, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense.

Note 9 - Stock-Based Compensation
At September 30, 2006, the Company had stock-based compensation plans, which are more fully described in Note 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. On January 1, 2006, Ameris adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006, is $110,000 lower than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have been $0.47 and $0.46, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.33. and $0.32, respectively, for the same time period in 2005. The Company’s income before income taxes and net income for the three months ended September 30, 2006 is $228,000, lower than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $1.28 and $1.26 if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.93 and $0.92, respectively, for the same time period in 2005.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation:

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	($000)	($000)	($000)	($000)

Net income, as reported	$5,954	$3,905	$16,369	$11,005
Add:
Stock-based employee compensation
included in reported net income,
net of related tax effects	110		228
Deduct:
Total stock-based employee
compensation expense
determined under fair value
method, net of related tax effects	(110)	(15)	(228)	(45)

Pro forma net earnings	$5,954	$3,890	$16,369	$10,960

Earnings per share:
Basic - as reported	$0.46	$0.33	$1.26	$0.93

Basic - pro forma	$0.47	$0.33	$1.28	$0.93

Diluted - as reported	$0.45	$0.33	$1.24	$0.92

Diluted - pro forma	$0.46	$0.32	$1.26	$0.92

A summary of the status of the employee stock option plans as of September 30, 2006 and December 31, 2005 and activity during the periods is as follows:
	Period Ended				Year Ended
	September 30, 2006				December 31, 2005
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
		Exercise	Contractual	Value		Exercise	Contractual	Value
	Number	Price	Term	($000)	Number	Price	Term	($000)

Under option, beginning
of the period:	459,235	13.89	7.02	$2,735	390,042	10.87
Granted	101,000	21.33			177,000	17.98
Exercised	(40,977)	9.94			(100,129)	9.43
Forfeited	(8,180)	16.43			(7,678)	13.53
Under option, end of
the period	511,078	15.63	7.16	$5,917	459,235	13.89	7.02	$2,735

Vested at the end of the period	300,984	18.24	8.62	$2,701	220,884	14.09	8.08	$697

Exercisable at the end
of the period	210,084	11.90	4.98	$3,216	238,351	11.46	5.40	$1,997

Weighted-average fair
value per option of options
granted during the year				$5.14				$4.90

The fair value of the options granted was based upon the discounted value of future cash flows of the options using the Black-Scholes option-pricing model and the following assumptions.
	Period Ended	Year Ended
	September 30, 2006	December 31, 2005

Risk-free interest rate	4.88%	3.94%
Expected life of the options	10 years	8 years
Expected dividend yield	2.06%	3.11%
Expected volatility	14.02%	30.05%

A summary of the status of Ameris’ nonvested shares as of December 31, 2005 and changes during the period ended September 30, 2006, is presented below:
	Shares (000’s)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	220,884	$4.17
Granted	101,000	5.14
Vested	(103,620)
Forfeited	(8,180)
Nonvested at September 30, 2006	210,084	$4.54

At September 30, 2006, there was $954,000 of unrecognized compensation cost related to stock-based awards which is expected to be recognized over a weighted-average period of 8.82 years.

Note 10 - Commitments and Contingencies
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

The following represent the Company’s commitments to extend credit and standby letters of credit:

(dollars in thousands)	September 30, 2006	September 30, 2005

Commitments to extend credit	$191,553	$133,368

Standby letters of credit	$6,073	$4,558

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

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2006 as compared to December 31, 2005 and operating results for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The Company’s total assets increased $248.7 million, or 14.7%, since December 2005. Federal funds sold increased $48.3 million due to an increase in interest bearing transaction accounts. Loans increased 15.7%, or $186.5 million, since December 2005, while the investment portfolio increased $31.4 million or 13.4%. Total deposits increased by 19.3%, or $265.7 million, due primarily to an ongoing deposit campaign.

The growth in the Company's balance sheet and earning assets contributed to solid growth in net interest income. Net interest income for the nine months ended September 30, 2006 increased 36.8% to $52.0 million from $38.0 million for the nine months ended September 30, 2005. Total interest income for the nine-month period ended September 30, 2006 increased 58.1% or $32.9 million when compared to the nine month period ended September 30, 2005. This increase in interest income is the result of several factors, the most significant of which are the internal growth in earning assets, the increase in interest rates, and the Company’s acquisition of First National Banc, Inc.

Return on average equity for the nine months ended September 30, 2006 and 2005 was 14.33% and 11.87%, respectively, on average equity of $152.8 million and $124.0 million, respectively. Return on average assets for the nine months ended September 30, 2006 and 2005 was 1.24% and 1.14%, respectively.

The following table sets forth unaudited selected financial data for the previous five quarters and for the nine month periods ending September 30, 2006 and 2005. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except per	2006			2005		For the Nine
share data, taxable	Third	Second	First	Fourth	Third	Months Ended
Equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2006	2005
Results of Operations:
Net interest income	$17,897	$17,673	$16,392	$14,601	$13,312	$51,962	$38,004
Net interest income (tax equivalent)	18,046	17,716	16,495	14,678	13,390	52,257	38,224
Provision for loan losses	713	901	510	28	718	2,124	1,623
Non-interest income	5,252	3,536	3,894	2,720	3,654	12,682	10,810
Non-interest expense	13,481	12,294	12,085	12,940	10,377	37,860	30,667
Net income	5,954	5,315	5,100	2,723	3,905	16,369	11,005
Selected Average Balances:
Loans, net of unearned income	$1,351,601	$1,289,354	$1,213,916	$1,028,705	$981,895	$1,285,460	$927,498
Investment securities	266,450	270,842	265,680	215,867	220,283	265,184	221,556
Earning assets	1,682,425	1,585,473	1,549,125	1,306,652	1,222,554	1,602,459	1,185,909
Deposits	1,529,441	1,418,742	1,380,247	1,133,085	1,049,869	1,443,358	1,015,140
Shareholders’ equity	155,922	152,329	150,087	131,197	126,004	152,775	123,972
Period-End Balances:
Loans, net of unearned income	$1,373,071	$1,330,713	$1,240,436	$1,186,601	$1,004,614	$1,373,071	$1,004,614
Earning assets	1,787,735	1,614,638	1,570,465	1,521,527	1,254,467	1,787,735	1,262,849
Total assets	1,945,904	1,783,344	1,738,891	1,697,209	1,370,439	1,945,904	1,370,439
Deposits	1,640,966	1,446,128	1,421,106	1,375,232	1,073,177	1,640,966	1,073,177
Long-term obligations	118,556	124,094	100,095	106,022	121,130	118,556	156,697
Shareholders’ equity	160,440	153,002	151,430	148,703	126,610	160,440	126,610
Per Common Share Data:
Earnings per share-Basic	$0.46	$0.41	$0.39	$0.22	$0.33	$1.26	$.93
Earnings per share - Diluted	0.45	0.40	0.39	0.22	0.33	1.24	.92
Book value per share	12.31	11.75	11.68	11.48	10.67	12.31	10.67
End of period shares outstanding	13,033,193	13,021,510	12,967,576	12,952,318	11,865,991	13,033,193	11,865,991
Weighted average shares outstanding
Basic	13,022,400	12,985,424	12,951,765	12,232,165	11,865,107	12,986,788	11,832,959
Diluted	13,226,055	13,139,130	13,102,633	12,365,296	11,990,917	13,156,784	11,941,051
Market Price:
Closing	27.21	23.14	23.26	19.84	19.19	27.21	19.19
High	27.91	23.24	23.29	20.99	20.32	27.91	20.18
Low	21.09	20.23	19.71	17.57	17.60	19.35	15.43
Trading volume (avg. daily)	36,957	21,949	15,952	13,687	14,611	25,001	16,676
Cash dividends per share	0.14	0.14	0.14	0.14	0.14	0.42	0.42
Price to earnings	14.79	14.11	14.91	22.55	14.54	16.20	15.48
Price to book value	2.21	1.97	1.99	1.73	1.80	2.21	1.80
Performance Ratios:
Return on average assets	1.28%	1.23%	1.20%	0.77%	1.18%	1.24%	1.14%
Return on average equity	15.15%	14.00%	13.60%	8.51%	12.40%	14.33%	11.84%
Avg. loans as % of avg. deposits	88.37%	90.88%	87.95%	90.79%	93.53%	89.06%	91.37%
Net interest margin (tax equivalent)	4.26%	4.48%	4.32%	4.46%	4.35%	4.36%	4.30%
Average equity to average assets	8.42%	8.74%	8.81%	9.82%	9.52%	8.66%	9.62%
Efficiency ratio	58.24%	57.97%	59.57%	74.71%	61.16%	58.57%	62.82%

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Interest Income
Interest income for the three months ended September 30, 2006 was $32.6 million, an increase of $12.1 million, or 59.0%, compared to $20.5 million for the same period in 2005. Average earning assets for the three month period increased $459.9 million, or 37.62%, to $1.68 billion as of September 30, 2006, compared to $1.22 billion as of September 30, 2005. Yield on average earning assets increased 105 basis points to 7.73% from 6.68% for the quarters ended September 30, 2006 and 2005, respectively. The Company’s increase in interest income is primarily attributable to the rising interest rate environment of the last year and a half and the purchase of First National Banc, Inc.

Interest Expense
Interest expense on deposits and other borrowings for the three months ended September 30, 2006 was $14.7 million, a $7.5 million, or 105.05%, increase from September 30, 2005.  While average interest bearing liabilities increased $479.9 million, or 40.29%, to $1.67 billion for the three months ended September 30, 2006, compared to $1.19 billion for the three months ended September 30, 2005, the yield on average interest bearing liabilities increased 111 basis points to 3.50% from 2.39% as of September 30, 2006 and 2005, respectively.  During 2005 and 2006, Ameris adopted a more aggressive position on deposit acquisition, through the offering of new deposit products, higher than normal rates in certain of our markets and an overall increase in deposit rates.  This more aggressive position is driven primarily by the expectation of continued growth in earning assets and has resulted in increased sales of deposits as well as higher incremental costs.

Net Interest Income
Net interest income for the three months ended September 30, 2006 increased $4.6 million, or 34.59%, to $17.9 million compared to $13.3 million for the same period ending September 30, 2005. The increase was attributable to internal growth in earning assets and the Company’s acquisition of First National Banc, Inc. The Company’s net interest margin decreased to 4.26% for the three months ended September 30, 2006, compared to 4.35% as of September 30, 2005. Several temporary factors contributed to the decline in the net interest margin, including higher levels of short-term assets and the initial effects of the Company’s balance sheet restructuring.

Provision for Loan Losses
The provision for loan losses was $713,000 for the three months ended September 30, 2006, compared to $718,000 for the same period ending September 30, 2005.  The increase in the provision is due to the increase in the size of the loan portfolio.  Management believes that the present allowance for loan losses is adequate at September 30, 2006.

Non-interest Income
Non-interest income was $5.3 million for the three months ended September 30, 2006, an increase of $1.6 million, or 43.2%, from non-interest income of $3.7 million for the three months ended September 30, 2005. There was an increase in service charges on deposits of $288,000 and an increase in other non-interest income of $1.3 million. The increase in other non-interest income is due to a $1 million gain related to the sale of one of our banking charters.

Non-interest Expense
Non-interest expenses for the three months ended September 30, 2006 were $13.5 million, or 30.0%, higher compared to the same period a year ago. The increase in non-interest expense is attributable to salaries and employee benefits increasing $1.5 million, net occupancy and equipment increasing $235,000, and other expenses increasing $1.3 million. The increase in salaries and employee benefits is related to normal increases in salaries and employee benefits during the course of business and additional employees added in connection with the Company’s acquisition of First National Banc, Inc., which was completed in the fourth quarter of 2005. The acquisition of First National Banc, Inc. accounted for approximately $1.6 million of the increase in non-interest expenses, which are expenses that are attributable to normal banking operations and conversion costs related to this transaction.

Income Taxes
The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income. For the three months ended September 30, 2006 and 2005, the provision for taxes was $3.0 million and $2.0 million, respectively. The effective tax rate for the three months ended September 30, 2006 and 2005 was 33.5%.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Interest Income
Interest income for the nine months ended September 30, 2006 was $89.6 million, an increase of $33.0 million, or 58.3%, compared to $56.6 million for the same period in 2005. Average earnings assets for the nine month period increased $416.6 million, or 35.13%, to $1.60 billion as of September 30, 2006 compared to $1.19 billion as of September 30, 2005. Yield on average earning assets increased 109 basis points to 7.50% from 6.41% for the nine months ended September 30, 2006 and 2005, respectively.

Interest Expense
Interest expense on deposits and other borrowings for the nine months ended September 30, 2006 was $37.6 million, a $19.0 million, or 101.8%, increase from September 30, 2005. While average interest bearing liabilities increased $436.3 million, or 37.7% to $1.59 billion for the nine months ended September 30, 2006 compared to $1.16 billion for the nine months ended September 30, 2005, the yield on average interest bearing liabilities increased 101 basis points to 3.16 % from 2.15% as of September 30, 2006 and 2005, respectively. The increases in interest expense are driven primarily by a higher interest rate environment and a more aggressive stance on deposit sales.

Net Interest Income
Net interest income for the nine months ended September 30, 2006 increased $14.0 million, or 36.73%, to $52.0 million compared to $38.0 million for the same period ending September 30, 2005. The increase was mainly attributable to growth. The Company’s net interest margin increased to 4.36% for the nine months ended September 30, 2006 compared to 4.31 % as of September 30, 2005.

Provision for Loan Losses
The provision for loan losses was $2.1 million for the nine months ended September 30, 2006 as compared to $1.6 million for the same period ending September 30, 2005.  The increase was due to the loan growth experienced in 2006. Total non-performing assets increased to $10.0 million at September 30, 2006 from $4.5 million at September 30, 2005.  Significant resources have been committed to resolving several larger problem credits.  For the nine month period ending September 30, 2006, Ameris had net charge-offs of $513,000 compared to net recoveries of $145,000 for the same period in 2005.  Improvements in credit quality are discussed further in the "Loans and Allowance for Loan Losses" section.

Non-interest Income
Non-interest income for the first nine months of 2006 was up $1.9 million, or 17.3%, compared to the same time period a year ago.  Service charges on deposit accounts increased 10.4%, or $802,000 due to higher number of deposit accounts.  Other service charges, commissions and fees decreased $205,000 compared to the same time period a year ago. The decrease is due to mortgage fee income decreasing from 2005 to 2006 due to fewer customers refinancing their homes during that time. During the second quarter of 2006, the Company recognized a $315,000 loss on the sale of securities to restructure a portion of the investment portfolio. Other non-interest income increased $1.6 million. During the third quarter of 2006, the Company recognized a gain of $1.0 million related to the sale of one of its bank charters. This sale did not impact the Company’s customers, employees or fixed assets.

Non-interest Expense
Non-interest expense for the first nine months of 2006 was $37.9 million.  This represents a $7.2 million increase over the prior year period which totaled $30.7 million.  The increase in non-interest expense is attributable to salaries and employee benefits increasing $2.5 million, net occupancy and equipment increasing $657,000, amortization expense increasing $172,000 and other expense increasing $3.8 million.

At September 30, 2006, Ameris had 588 full-time equivalent employees compared to 523 full-time equivalent employees at September 30, 2005.  The Company continues to be successful in its efforts to hire seasoned professionals in production and management positions. Recruiting efforts were successful in Jacksonville, Florida with the hiring of commercial lending and mortgage bankers to staff the Company’s new branch opening December 1, 2006. Initial efforts also were successful in South Carolina as Ameris hired several very seasoned bankers to lead the Company’s efforts in both the greater Columbia and Charleston markets. The Company is also continuing its efforts to expand production capacity and build greater market share in its larger, more metropolitan markets while reducing the number of back office and non-customer contact roles. The First National Banc, Inc. acquisition added 65 full-time equivalent employees during the fourth quarter of 2005.

Salaries and employee benefits for the nine months ended September 30, 2006 were $2.5 million higher than during the same period in 2005.  The majority of this increase is attributable to the acquisition of First National Banc, Inc.

Occupancy and equipment expense increased $657,000 to $4.6 million for the nine months ended September 30, 2006 as compared to the same period of 2005. The majority of this increase related to the acquisition of First National Banc, Inc.

Other expenses for the nine months ended September 30, 2006 increased $3.8 million when compared to the same time period for 2005.  Approximately $1.3 million is attributable to the acquisition of First National Banc, Inc.  The remainder of this increase resulted primarily from increases in public relations and marketing expense as well as professional fees related to the rebranding initiative.

The Company’s efficiency ratio (operating expenses as a percent of total revenue) decreased to 58.57% for the nine months ended September 30, 2006 from 62.82% for the nine months ended September 30, 2005.

Income Taxes
The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income. For the nine months ended September 30, 2006 and 2005, the provision for taxes was $8.3 million and $5.5 million, respectively. The effective tax rate for the nine months ended September 30, 2006 was 33.6% compared to 33.4% for the same period in 2005.

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

The minimum requirements established by the regulators are set forth in the table below, along with the actual ratios at September 30, 2006 and 2005.
	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2006 Actual	September 30, 2005 Actual
Tier 1 Capital (to Average Assets)	>5%	>4%	8.47%	10.3%
Tier 1 Capital (to Risk Weighted Assets)	>6%	>4%	10.87%	13.1%
Total Capital (to Risk Weighted Assets)	>10%	>8%	12.42%	14.5%

Management believes, as of September 30, 2006, that the Company and the Banks met all capital requirements to which they are subject. The Company has included the subordinated debentures that were issued by the Company in September 2006 and the acquired First National Banc Statutory Trust in Tier 1 Capital.

Loans and Allowance for Loan Losses
At September 30, 2006, loans, net of unearned income, were $1.37 billion, an increase of $368.5 million, or 36.68%, over net loans at September 30, 2005 of $1.00 billion. The growth in the loan portfolio was attributable to a consistent focus on quality loan production. Real estate loans increased $334.9 million, or 43.67%, from September 30, 2005. The Company continues to monitor the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

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

For the nine month period ending September 30, 2006, the Company recorded net charge-offs totaling $513,000, or 0.05%, annualized of average loans outstanding for the period compared to net recoveries of $145,000 for the same period in 2005.  The provision for loan losses for the nine months ended September 30, 2006 was $2.1 million, compared to $1.6 million for the same period in 2005.  The allowance for loan losses totaled $23.9 million, or 1.74% of total loans, at September 30, 2006, compared to $17.3 million, or 1.72% of total loans, at September 30, 2005.

The following table presents an analysis of the allowance for loan losses for the nine month periods ended September 30, 2006 and 2005:
(dollars in thousands)	September 30, 2006	September 30, 2005
Balance of allowance for loan losses at beginning of period	$22,294	$15,493
Provision charged to operating expense	2,124	1,623
Charge-offs:
Commercial	634	264
Installment	489	460
Real estate	1,299	344
Agriculture	7	213
Other	73	11
Total (charge-offs)	2,502	1,292
Recoveries:
Commercial	1,172	451
Installment	370	208
Real estate	383	602
Agriculture	36	166
Other	28	10
Total recoveries	1,989	1,437
Net (charge-offs) recoveries	(513)	145
Balance of allowance for loan losses at end of period	23,905	17,261
Net annualized (charge-offs) recoveries as a percentage of average loans	(0.05%)	0.02%
Reserve for loan losses as a percentage of loans at end of period	1.74%	1.72%

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

Non-performing assets were as follows:
(dollars in thousands)	September 30, 2006	December 31, 2005
Total nonaccrual loans	$8,436	$9,586
Accruing loans delinquent 90 days or more	-	-
Other real estate owned and repossessed collateral	1,612	1,149
Total non-performing assets	$10,048	$10,735

Interest Rate Sensitivity and Liquidity
The Company’s primary market risk exposures are credit, interest rate risk and, to a lesser degree, liquidity risk. The Banks operate under an Asset Liability Management Policy approved by the Company’s Board of Directors and the Asset and Liability Committee (the “ALCO Committee”). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Banks maintain relationships with correspondent banks, which could provide funds to them on short notice, if needed. The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Banks is equal to 20% of the Banks’ total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2006, there were $71.1 million in advances outstanding with the Federal Home Loan Bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Total securities to total deposits	16.24%	17.79%	19.21%	17.10%	19.37%
Total loans (net of unearned income) to total deposits	83.67%	92.02%	87.29%	86.28%	93.61%
Interest-earning assets to total assets	91.87%	90.54%	90.31%	89.65%	91.54%
Interest-bearing deposits to total deposits	86.17%	86.07%	86.36%	85.40%	85.66%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at September 30, 2006 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk.  The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.  Finally, the Company has no exposure to foreign currency exchange rate risk and commodity price risk.

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

The Company maintains an overall interest-rate-risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility.  The Company's goal is to manage interest-rate sensitivity by modifying the repricing or maturity characteristics of certain balance-sheet assets and liabilities so that the net-interest margin is not, on a material basis, adversely affected by movements in interest rates.  As a result of interest-rate fluctuations, hedged assets and liabilities will appreciate and depreciate in market value.  The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities.  The Company views this strategy as a prudent management of interest-rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

Derivative instruments that are used as part of the Company's interest-rate risk management strategy include interest rate swaps.  Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date.

The Company's derivatives are monitored by the ALCO Committee as part of that committee's oversight of the Company's asset/liability and treasury functions.  The Company's asset/liability committee is responsible for implementing any hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources.  The resulting strategies are then incorporated in the Company's overall interest rate risk management strategies.

The Company is using two interest rate swaps to convert a portion of its floating rate loans to fixed rates.  Specific types of loans and amounts that are hedged are determined based on prevailing market conditions and the current shape of the yield curve.  In August 2006, the Company entered into two interest rate swap agreements related to their variable rate loans.  The contracts are classified as a hedge of an exposure to changes in the cash flows of a recognized asset which is considered a cash flow hedge.  As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  The swap agreements expire in August 2009 and August 2011 and both have rates of 7.00%.  The notional amounts are $35 million on both contracts.  The premium paid on these contracts was $147,000 for the three year contract and $350,000 for the five year contract.  There is no gain or loss included in other comprehensive income as of September 20, 2006 relating to the fair value of the swap agreements.  The Company documented at inception and will continue to document over the life of the hedge, its analysis of actual and expected hedge effectiveness.  If the hedge is deemed ineffective in regards to the future cash flows, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense.

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

During the quarter ended September 30, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to litigation arising in the normal course of our business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on our financial position, liquidity or results of operations.

As previously reported by the Company in its Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, the Company was involved in two companion cases in the United States District Court for the Southern District of Iowa and the United States District Court for the Northern District of Georgia, both of which were concerned with securing our right to use our recently adopted “Ameris” trademark. On March 17, 2006, AmerUs Group Co. and ACM Properties, Inc. filed suit against us in the Southern District of Iowa (Civ. Action No. 4:06-cv-00110), alleging that our Ameris trademark infringed upon the plaintiffs’ various AmerUs marks (the “Iowa Action”).  As previously reported, the Iowa Action was dismissed for lack of personal jurisdiction. In connection with defending the Iowa Action, we filed our own declaratory judgment action in the Northern District of Georgia, Civil Action No. 1:06-cv-0797 (the “Georgia Action”). The Georgia Action was dismissed on September 5, 2006, after we settled our disputes with the plaintiffs on August 24, 2006 and released our claims against one another.  Under the terms of the settlement, we are restricted in our ability to market and sell certain annuity and insurance products and are obligated to include the words "bank" or "bancorp" in the connection with our use of the "Ameris" name.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders by solicitation of proxies or otherwise during the third quarter of 2006.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits required to be filed with or incorporated by reference into this report are set forth on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIS BANCORP

Date: November 9, 2006

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President and Chief Financial Officer
(duly authorized signatory and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Placement Agreement between the Company, Ameris Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. dated September 13, 2006 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.2
Subscription Agreement between the Company, Ameris Statutory Trust I and First Tennessee Bank National Association dated September 20, 2006 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.3	Subscription Agreement between the Company, Ameris Statutory Trust I and TWE, Ltd. dated September 20, 2006 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.4	Indenture between the Company and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.5	Amended and Restated Declaration of Trust between the Company, the Administrators of Ameris Statutory Trust I signatory thereto and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.6	Guarantee Agreement between the Company and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.7	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 issued to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer