Form 10-K
period 2006-12-31
Ameris Bancorp
filed 2007-03-13
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_______________.

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
Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.       Yes  ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes  ☐      No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $301.3 million.  As of March 1, 2007, the registrant had outstanding 13,527,449 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

AMERIS BANCORP

CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

ITEM 1.  BUSINESS

GENERAL OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly-owned banking subsidiary, which provides a full range of banking services to its retail and commercial customers located primarily in Georgia, Alabama, northern Florida and South Carolina.  Ameris Bancorp (“Ameris” or the “Company”) was incorporated on December 18, 1980 as a Georgia corporation.  The Company’s executive office is located at 24 2nd Avenue, S.E., Moultrie, Georgia 31768, its telephone number is (229) 890-1111 and its Internet address is http://www.amerisbank.com.  We operate 44 domestic banking offices with no foreign activities.  At December 31, 2006, we had approximately $2.05 billion in total assets, $1.44 billion in total loans, $1.71 billion in total deposits and shareholders’ equity of $178.7 million.  Ameris’s deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

THE PARENT COMPANY

Our primary business as a bank holding company is to manage the business and affairs of our banking subsidiary, Ameris Bank (the “Bank”).  As a bank holding company, we perform certain shareholder and investor relations functions and seek to provide financial support, if necessary, to our subsidiary.

AMERIS BANK

Our principal subsidiary is the Bank.  The Bank, headquartered in Moultrie, Georgia, operates branches in Georgia, Alabama, northern Florida and South Carolina.  These branches serve distinct communities in our business areas with autonomy but do so as one bank, leveraging our favorable geographic footprint in an effort to acquire more customers.

CAPITAL TRUST SECURITIES

On September 20, 2006, Ameris completed a private placement of an aggregate of $36 million of trust preferred securities.  The placement occurred through a newly formed Delaware statutory trust subsidiary of Ameris, Ameris Statutory Trust I (the “Trust”).  The trust preferred securities carry a quarterly adjustable interest rate of 1.63% over three-month LIBOR. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011.  The terms of the trust preferred securities are set forth in that certain Amended and Restated Declaration of Trust dated as of September 20, 2006 among Ameris, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein.  The payments of distributions on and redemption or liquidation of the trust preferred securities issued by the Trust are guaranteed by Ameris pursuant to a Guarantee Agreement dated as of September 20, 2006 between Ameris and Wilmington Trust Company, as trustee.

The net proceeds to Ameris from the placement of the trust preferred securities by the Trust were primarily used to redeem outstanding trust preferred securities issued by Ameris on November 8, 2001.  These trust preferred securities were redeemed on September 30, 2006 for $35.6 million.

On December 16, 2005, Ameris purchased First National Banc, Inc. which had formed during 2004 First National Banc Statutory Trust I, a subsidiary whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm.  These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years.  There are certain circumstances (as described in the trust documents) under which the securities may be redeemed within the first five years at the Company’s option.  See Notes to Ameris’s Consolidated Financial Statements included in this Annual Report for a further discussion regarding the issuance of these trust preferred securities.

BUSINESS STRATEGY

Our business strategy is to establish Ameris as a major financial institution in Georgia, Alabama, northern Florida and South Carolina.  Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy.  Our operating model allows the Company to put as many resources in front of customers as possible with efforts to minimize the expense of our operations.  We are continuously evaluating our structure to maximize opportunities to perfect the balance between efficiency and customer service.  Our markets are managed by senior level, experienced decision makers in a decentralized structure that differentiates us from our competition.  Management believes that this structure, along with involvement in and knowledge of our local markets, will continue to provide growth and assist in managing risk throughout our Company.

We have maintained a long-term focus on a strategy that includes expanding and diversifying our franchise in terms of revenues, profitability and asset size.  Our growth over the past several years has been enhanced significantly by bank acquisitions.  We expect to continue to take advantage of the consolidation in the financial services industry and enhance our franchise through future acquisitions.  We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets and to branch into or acquire financial institutions in other markets consistent with our capital availability and management abilities.

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

At December 31, 2006, Ameris’s loan portfolio totaled $1.44 billion, representing approximately 70.5% of our total assets of $2.05 billion.  For a discussion of our loan portfolio, see “Management’s Discussion of Financial Condition and Results of Operations – Loan Portfolio.”

Commercial Real Estate Loans.  This portion of our loan portfolio has grown significantly over the past few years and represents the largest portion of our loan portfolio.  These loans are generally extended for acquisition, development or construction of commercial properties.  The loans are underwritten with an emphasis on the viability of the project, the borrower’s ability to meet certain minimum debt service requirements and an analysis and review of the collateral and guarantors.

Residential Real Estate Mortgage Loans.  Ameris originates adjustable and fixed-rate residential mortgage loans.  These mortgage loans are generally originated under terms and conditions consistent with secondary market guidelines.  Some of these loans will be placed in the Company’s loan portfolio; however, a majority are sold to the secondary mortgage market.  The residential real estate mortgage loans that are included in the Company’s loan portfolio are usually owner-occupied and generally amortized over a 10 to 20 year period with three to five year maturity or repricing.

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

Commercial and Industrial Loans. General commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies and other industries.  These loans are made for acquisition, expansion and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment, personal guarantees or other assets.  The Company monitors these loans by requesting submission of corporate and personal financial statements and income tax returns.  The Company has also generated loans which are guaranteed by the U.S. Small Business Administration (the “SBA”).  SBA loans are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio.  Periodically, a portion of the loans that are secured by the guaranty of the SBA will be sold in the secondary market.  Management believes that making such loans helps the local community and also provides Ameris with a source of income and solid future lending relationships as such businesses grow and prosper.  The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors.

Consumer Loans.  Our consumer loans include motor vehicle, home improvement, home equity, student and signature loans and small personal credit lines.  The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of the loan.  These loans are generally secured by various assets owned by the consumer.

Credit Administration

We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Bank, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach.  All loans are subject to our corporate loan policy, which is reviewed annually and updated as needed.  The loan policy provides that lending officers have sole authority to approve loans of various amounts commensurate with their seniority and experience.  Our local market Presidents have discretion to approve loans in varying principal amounts up to established limits.  Our Regional Executives review and approve loans that exceed each President’s lending authority.

Individual lending authorities are assigned by the Company, as is the maximum limit of new extensions of credit that may be approved in each market.  Those approval limits are reviewed annually by the Company and adjusted as needed.  All extensions of credit in excess of a market’s approval limit are reviewed by the appropriate Regional Executive.  Further approval by Ameris’s Senior Credit Officer or the Company’s Loan Committee may also be needed.  Under our ongoing loan review program, all loans are subject to sampling and objective review by an assigned loan reviewer who is independent of the originating loan officer.

Each lending officer has authority to make loans only in the market area in which his or her Bank office is located and its contiguous counties.  Occasionally, Ameris’s Loan Committee will approve a loan for purposes outside of the market areas of the Bank, provided the Bank has a previously established relationship with the borrower.  Our lending policy requires analysis of the borrower’s projected cash flow and ability to service the debt.

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

The Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action when necessary.  Local market Presidents, lending officers and local boards meet periodically to review all past due loans, the status of large loans and certain other matters.  Individual lending officers are responsible for reviewing collection of past due amounts and monitoring any changes in the financial status of the borrowers.

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, our Company may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds, industrial development revenue bonds, Government Sponsored Entities (“GSEs”) securities and satisfactorily rated trust preferred obligations.  Investments in our portfolio must satisfy certain quality criteria.  Our Company’s investments must be rated at least “BAA” by either Moody’s or Standard and Poor’s.  Securities rated below “A” are periodically reviewed for creditworthiness.  Our Company may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Company’s general market area and such bonds are determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the Company’s market area and if the bonds are considered to possess a high degree of credit soundness.  Our Company typically has not purchased a significant amount of GNMA securities, which normally have higher yields than our Company’s other investments.

While our investment policy permits our Company to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Bank historically has not done so to any significant extent.

Our investment committee implements the investment policy and portfolio strategies and monitors the portfolio.  Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our Boards of Directors each month.  Once a year, the written investment policy is reviewed by the Company’s board of directors.

The Company’s securities are kept in safekeeping accounts at correspondent banks.

Deposits

The Company provides a full range of deposit accounts and services to both retail and commercial customers.  These deposit accounts have a variety of interest rates and terms and consist of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, regular interest-bearing savings accounts, money market accounts, individual retirement accounts and certificates of deposit.  Our Bank obtains most of its deposits from individuals and businesses in its market areas.

Our Bank has not had to attract new or retain old deposits by paying depositors rates of interest on certificates of deposit, money market and other interest-bearing accounts significantly above rates paid by other banks in our market areas.  In the future, increasing competition among banks in our market areas may cause our Bank’s interest margins to shrink.

Brokered time deposits are deposits obtained by utilizing an outside broker that is paid a fee.  These deposits usually have a higher interest rate than the deposits obtained locally.  The Bank utilizes the brokered deposits to accomplish several purposes, such as (1) acquiring a certain maturity and dollar amount without repricing the Bank’s current customers which could decrease the overall cost of deposits, and (2) acquiring certain maturities and dollar amounts to help manage interest rate risk.

Other Funding Sources

The Federal Home Loan Bank (“FHLB”) allows the Company to obtain advances through its credit program.  These advances are secured by securities owned by the Company and held in safekeeping by the FHLB, FHLB stock owned by the Company and certain qualifying residential mortgages.

The Company also enters into repurchase agreements.  These repurchase agreements are treated as short term borrowings and are reflected on the balance sheet as such.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

Effective December 31, 2006, Ameris acquired by merger Islands Bancorp and its banking subsidiary, Islands Community Bank, N.A. (collectively, “Islands”).  Islands was headquartered in Beaufort, South Carolina where it operated a single branch with satellite loan production offices in Bluffton, South Carolina and Charleston, South Carolina.  The acquisition of Islands was significant to the Company, as Ameris had recruited senior level talent that would be instrumental in executing a growth strategy designed to build a meaningful franchise in South Carolina’s top markets.  The consideration for the acquisition was a combination of cash and Ameris common stock with an aggregate purchase price of approximately $19.0 million.  The total consideration consisted of $5.1 million in cash and approximately 494,000 shares of Ameris common stock with a value of approximately $13.9 million.  Islands’ results of operations for 2006 are not included in Ameris’s consolidated financial results because the acquisition’s effective time was after the close of business on the last day of the fiscal year.

On December 16, 2005, Ameris acquired all the issued and outstanding common shares of First National Banc, Inc., the parent company of First National Bank, in St. Mary’s, Georgia and First National Bank, in Orange Park, Florida (collectively “FNB”).  The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results from FNB’s operations have been included in the consolidated financial statements beginning December 17, 2005.  The aggregate purchase price for FNB was $35.3 million, including cash of $13.1 million and the Company’s common stock valued at $22.2 million.

On November 30, 2004, Ameris acquired Citizens Bancshares, Inc., a $54.3 million asset holding company headquartered in Crawfordville, Florida (“Citizens”).  Citizens’ banking offices in Crawfordville, Panacea and Sopchoppy gave the Bank a presence in the panhandle of Florida.  Cash exchanged in this transaction for 100% of the stock of Citizens was $11.5 million.

On August 31, 2005, Ameris announced its intentions to begin consolidating its subsidiary bank charters across Georgia, Alabama and northern Florida into a single charter.  In addition to the charter consolidation effort, the Company announced its intentions to re-brand the Company and its surviving bank subsidiary with a single identity - Ameris Bank.  The re-branding process was completed during 2006.  Certain operational restructuring efforts remain as the Company continues to benefit from its new united identity.  These efforts are aimed at increasing the amount of employees with customer service or sales responsibilities and gaining needed efficiencies in support areas.

MARKET AREAS AND COMPETITION

The banking industry in general and in the southeastern United States specifically, is highly competitive and dramatic changes continue to occur throughout the industry.  Our market areas of Georgia, Alabama, northern Florida and South Carolina have experienced strong economic and population growth over the past twenty to thirty years.  In recent years, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective.  Our Bank faces strong competition in attracting deposits and making loans.  Its most direct competition for deposits comes from other commercial banks, thrift institutions, mortgage bankers, finance companies, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in our Bank’s competition for deposits.

Competition for loans comes from other commercial banks, thrift institutions, savings banks, insurance companies, consumer finance companies, credit unions and other institutional lenders.  Our Bank competes for loan originations through the interest rates and loan fees charged and the efficiency and quality of services provided.  Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

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

EMPLOYEES

At December 31, 2006, the Company employed approximately 600 full time equivalent employees.  We consider our relationship with our employees to be satisfactory.

We have adopted one retirement plan for our employees, the Ameris Bancorp 401(k) Profit Sharing Plan.  This plan provides deferral of compensation by our employees and contributions by Ameris.  Ameris and our Bank made contributions for all eligible employees in 2006.  We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance.  Management considers these benefits to be competitive with those offered by other financial institutions in our market areas.  Our employees are not represented by any collective bargaining group.

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers.  These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk.  At December 31, 2006, we had $1.4 billion in total loans outstanding of which $5.9 million were outstanding to certain directors and their affiliates.  Company policy provides for no loans to executive officers.

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

Federal Bank Holding Company Regulation and Structure

As a bank holding company, we are subject to regulation under the Bank Holding Company Act and to the supervision, examination and reporting requirements of the Federal Reserve Board of Governors.  Our Bank has a Georgia state charter and is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “GDBF”).

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

The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking; managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks.

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

Our Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and is supervised and examined by state and federal bank regulatory agencies.  The FDIC and the GDBF regularly examine the operations of our Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions.  These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends and Other Restrictions

Ameris is a legal entity separate and distinct from its subsidiaries.  While there are various legal and regulatory limitations under federal and state law on the extent to which our Bank can pay dividends or otherwise supply funds to Ameris, the principal source of Ameris’s cash revenues is dividends from our Bank.  The prior approval of applicable regulatory authorities is required if the total dividends declared by the Bank in any calendar year exceeds 50% of the Bank’s net profits for the previous year.  The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include Ameris and the Bank, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business.  The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%.

Retained earnings of our Bank available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $11.3 million as of December 31, 2006.

In addition, our Bank is subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in and certain other transactions with Ameris. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

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

Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.  This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues.  As of December 31, 2006, Ameris met these requirements.

Capital Adequacy

We must comply with the Federal Reserve’s established capital adequacy standards, and our Bank is required to comply with the capital adequacy standards established by the FDIC.  The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure.  A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets.  The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.  Since 2001, our consolidated capital ratios have been increased due to the issuance of trust preferred securities.  At December 31, 2006, $41.4 million of our trust preferred securities (25% of total Tier 1 Capital) was included in Tier 1 Capital and the balance included in Tier 2 Capital.  At December 31, 2006, Ameris’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 11.92% and 10.67%, respectively.  At December 31, 2005, $33.3 million of our trust preferred securities was included in Tier 1 Capital and the balance included in Tier 2 Capital.  At December 31, 2005, Ameris’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 12.66% and 10.89%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria.  All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%.  Ameris’s ratio at December 31, 2006 was 8.58% and at December 31, 2005 was 9.71%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities.  The Federal Reserve has not advised Ameris of any specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

Our Bank is subject to risk-based and leverage capital requirements adopted by the FDIC that are substantially similar to those adopted by the Federal Reserve for bank holding companies.  Our Bank was in compliance with applicable minimum capital requirements as of December 31, 2006.

Neither Ameris nor its Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

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

FDIC Insurance Assessments

The FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors.  Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category.  An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.  The FDIC may terminate insurance of deposits upon a finding that a institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Federal Deposit Insurance Act (or “FDI Act”) requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements.  The FDI Act establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”.  A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  As of December 31, 2006, our Bank had capital levels that qualify as “well capitalized” under such regulations.

The Gramm-Leach-Bliley Act allows bank holding companies that are “well managed” and “well capitalized” and whose depositor subsidiaries have “satisfactory” or better Community Reinvestment Act ratings to become financial holding companies that may engage in a substantially broader range of non-banking activities than is otherwise permissible, including insurance underwriting and securities activities.  As previously stated, Ameris became a financial holding company effective August 24, 2000.

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

Consumer Protection Laws

The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and state law counterparts.

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

Additional Legislative and Regulatory Matters

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

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which mandated a variety of reforms intended to address corporate and accounting fraud.  Sarbanes-Oxley also provided for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”) reporting companies.  Sarbanes-Oxley imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit and in addition, certain audit partners must be rotated periodically.  Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.  In addition, under Sarbanes-Oxley, counsel is required to report specific violations.  Directors and executive officers must report most changes in their ownership of a company’s securities and executives have restrictions on trading and loans.  Sarbanes-Oxley also increases the oversight and authority of audit committees of publicly traded companies.  Although Ameris has incurred and will continue to incur additional expense in complying with the provisions of Sarbanes-Oxley and the related rules, management does not expect that such compliance will have a material impact on Ameris’s financial condition or results of operation.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success.  In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings.  Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve.  The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits.  The nature and timing of any changes in such policies and their effect on Ameris cannot be predicted.

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

FHLB Atlanta provides certain services to our Company such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice.  As compensation for these services, our Company maintains certain balances with FHLB Atlanta in interest-bearing accounts.

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

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate.  Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations.  The regulations establish loan to value ratio limitations on real estate loans.  Our Company’s loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Changing Regulatory Structure

The laws and regulations affecting banks and bank holding companies are in a state of change.  The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future.  It is not possible to predict the outcome of these changes.

One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies.  The Federal Reserve and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies.  These agencies can assess civil money penalties. Other laws such as Sarbanes-Oxley have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.  In addition, the GDBF possesses broad enforcement powers to address violations of Georgia’s banking laws by banks chartered in Georgia.

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

A significant portion of the Company’s loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2006, approximately 74.7% of loans have commercial or residential real estate as a component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate generally or in Ameris’s primary markets specifically could significantly impair the value of collateral and ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a decreasing real estate market, Ameris would be required to increase its allowance for loan losses.  If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase its allowance for loan losses, its profitability and financial condition could be adversely impacted.

Ameris operates in a highly regulated environment and may be adversely impacted by changes in law and regulations.

Ameris, primarily through its Bank, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial, unpredictable and adverse ways.  Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Ameris relies on dividends from its banking subsidiary for most of its revenue.

Ameris Bancorp is a separate and distinct legal entity from its subsidiaries.  It receives substantially all of its revenue from dividends from the Bank.  These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt.  Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company.  Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock and its business, financial condition and results of operations may be adversely affected.

Ameris’s Articles of Incorporation and Bylaws may prevent or delay a takeover by another company.

Ameris’s Articles of Incorporation permit Ameris’s board of directors to issue preferred stock without shareowner action.  The ability to issue preferred stock could discourage a company from attempting to obtain control of Ameris by means of a tender offer, merger, proxy contest or otherwise.  Additionally, Ameris’s Articles of Incorporation and Bylaws divide Ameris’s board of directors into three classes, as nearly equal in size as possible, with staggered three-year terms.  One class is elected each year.  The classification of Ameris’s board of directors could make it more difficult for a company to acquire control of Ameris.  Ameris is also subject to certain provisions of the Georgia Business Corporation Code and Ameris’s Articles of Incorporation which relate to business combinations with interested shareholders.

Ameris operates in a highly competitive industry and market areas.

Ameris faces substantial competition in all areas of its operations from a variety of different competitors, many of whom are larger and may have more financial resources.  Such competitors primarily include national, regional and community banks within the various markets in which the Bank operates.  Ameris also faces competition from many other types of financial institutions, including, without limitation, savings and loan institutions, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Ameris’s corporate headquarters is located at 24 Second Avenue, SE, Moultrie, Georgia 31768.  The Company occupies approximately 43,348 square feet at this location including 3,524 square feet used by the Bank.  In addition to executive offices and the Bank, the corporate headquarters includes mostly support services for banking operations including credit, sales and operational support,  as well as audit and loan review services.

In addition to its corporate headquarters, Ameris operates 44 office or branch locations, of which 42 are owned and two are subject to either building or ground leases.   At December 31, 2006, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and the Bank are parties to legal proceedings arising in the ordinary course of our business operations, including the case described below.  Management, after consultation with legal counsel, does not anticipate that current litigation will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

On June 15, 2006, a Houston County, Alabama jury entered a verdict in a civil action against Southland Bank, a former subsidiary of the Company that in 2006 was merged with and into the Bank, and one of Southland Bank’s employees in the amount of approximately $7.1 million.  The plaintiffs in this action had unsuccessfully applied to Southland Bank for a business loan.  The plaintiffs sued Southland Bank and the employee for actual and punitive damages alleging a number of purported causes of action, including breach of contract, negligent failure to provide a loan and fraud, among other things, based on Southland Bank’s denial of the loan application.  The verdict assesses compensatory damages in the amount of $2.1 million and punitive damages against Southland Bank in the amount of $5 million.  The defendants have filed post-trial motions, which are now pending.  It is anticipated that any potential financial obligation that we or our subsidiaries might have to the plaintiffs in this action will be covered by existing insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Ameris’s common stock, $1.00 par value per share (the “Common Stock”), is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “ABCB”.  The following table sets forth:  (i) the high and low bid prices for the Common Stock as quoted on Nasdaq during 2006 and 2005; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated.  The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2006	High	Low	Close	Dividend

March 31	$22.87	$19.26	$22.87	$.14
June 30	23.01	20.03	22.91	.14
September 30	27.77	20.99	27.07	.14
December 31	28.99	25.77	28.18	.14

Quarter Ended 2005	High	Low	Close	Dividend

March 31	$20.00	$15.22	$16.89	$.14
June 30	19.20	16.42	18.08	.14
September 30	20.32	17.60	19.19	.14
December 31	20.99	17.57	19.84	.14

Holders of Common Stock

As of March 1, 2007, there were approximately 2,000 holders of record of the Company’s Common Stock.  The Company believes that a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the Nasdaq Stock Market (U.S. Companies) Index and the index of Nasdaq Bank Stocks for the five-year period commencing December 31, 2001, and ending December 31, 2006.  This line graph assumes an investment of $100 on December 31, 2001 and reinvestment of dividends and other distributions to shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris.  The acquisitions of Citizens on November 30, 2004, FNB on December 15, 2005 and Islands on December 31, 2006 have significantly affected the comparability of selected financial data.  Specifically, since these acquisitions were accounted for using the purchase method, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for these businesses have been included in the Company’s results since the date these acquisitions were completed.  Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations.  Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part 1, Item 1. of this Annual Report and in Note 3 – Business Combinations in the Notes to Consolidated Financial Statements.  The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, Except Per Share Data)
Selected Balance Sheet Data:
Total assets	$2,047,542	$1,697,209	$1,267,993	$1,169,111	$1,193,406
Total loans	1,442,951	1,186,601	877,074	840,539	833,447
Total deposits	1,710,163	1,375,232	986,224	906,524	916,047
Investment securities	290,207	243,742	221,741	196,289	184,081
Shareholders’ equity	178,732	148,703	120,939	113,613	107,484

Selected Income Statement Data:
Interest income	$124,111	$79,539	$64,365	$64,479	$71,347
Interest expense	54,150	26,934	19,375	22,141	28,240
Net interest income	69,961	52,605	44,990	42,338	43,107

Provision for loan losses	2,837	1,651	1,786	3,945	5,574
Other income	19,262	13,530	13,023	14,718	15,706
Other expenses	53,129	43,607	36,505	35,147	37,807
Income before tax	33,257	20,877	19,722	17,964	15,432
Income tax expense	11,129	7,149	6,621	5,954	5,077
Net income	$22,128	$13,728	$13,101	$12,010	$10,355

Per Share Data:
Net income - basic	$1.71	$1.15	$1.12	$1.03	$0.87
Net income – diluted	1.68	1.14	1.11	1.02	0.87
Book value	13.21	11.48	10.28	9.68	9.17
Tangible book value	8.74	7.64	7.90	7.76	7.16
Dividends	0.56	0.56	0.47	0.43	0.40

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, Except Per Share Data)
Profitability Ratios:
Net income to average total assets	1.22%	1.04%	1.12%	1.04%	0.90%
Net income to average stockholders’ equity	13.90	10.87	11.19	10.85	9.81
Net interest margin	4.25	4.31	4.15	3.96	4.07
Efficiency ratio	59.55	65.94	62.93	61.60	64.28

Loan Quality Ratios:
Net charge-offs to total loans	.10%	.03%	0.22%	0.46%	0.68%
Reserve for loan losses to total loans and OREO	1.72	1.88	1.77	1.78	1.78
Nonperforming assets to total loans and OREO	0.61	0.90	0.70	0.95	1.11
Reserve for loan losses to nonperforming loans	361.54	232.57	274.70	231.20	196.64
Reserve for loan losses to total nonperforming assets	281.93	207.68	253.32	187.58	160.74

Liquidity Ratios:
Loans to total deposits	84.38%	86.28%	88.93%	92.72%	90.98%
Average loans to average earnings assets	79.39	77.32	80.91	78.63	78.76
Noninterest-bearing deposits to total deposits	12.96	14.60	15.22	15.63	14.38

Capital Adequacy Ratios:
Common stockholders’ equity to total assets	8.73%	8.76%	9.54%	9.72%	9.01%
Dividend payout ratio	32.94	48.70	41.96	41.75	45.98

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The year ended December 31, 2006 results reflect a successful execution of our goals and objectives that were set during 2005.  Continued growth of our franchise in our existing markets was complimented by the expansion into other growth markets both by acquisition and de novo branching.  Recruiting efforts that began in 2005 continued during the year and paid dividends as the Company was able to bolster production and sales staffs considerably across our footprint.

The Company completed two very important initiatives that were critical to our long-term success.  Our efforts to collapse our charters into a single bank charter and adopt a uniform brand across our geographic footprint were completed successfully in December 2006.  This effort required enormous amounts of planning, and our Company’s employees handled the responsibility of maintaining excellent customer relationships through the changes in an extraordinarily professional manner.

The Company reported net income of $22.1 million, or $1.68 per diluted share, for the year ended December 31, 2006 compared to $13.7 million, or $1.14 per diluted share, in 2005.  Our earnings during 2006 reflect non-recurring income of $1.9 million after tax related to the sale of three bank charters to unrelated parties as well as $900,000 of non-recurring expenses associated with the corporate restructuring announced during 2005 and completed in December 2006.  During the fourth quarter of 2005, the Company incurred approximately $1.85 million in non-recurring expenses associated with the first stages of the corporate restructuring.

Total assets at December 31, 2006 were approximately $2.05 billion, an increase of $350.3 million, or 20.6%, from total assets of $1.7 billion at December 31, 2005.  This level includes approximately $92 million of total assets related to the purchase of Islands on December 31, 2006.  During 2006, the pace of growth in loans and deposits from existing markets continued at a double digit pace as momentum from the corporate restructuring and a re-invigorated sales culture began to take hold.  Internal growth in loans for 2006, excluding the acquisition of Islands, was $193.0 million, or 16.3%, while internal growth of deposits was $271.6 million, an increase of 19.8%.

Net interest income for the year grew solidly as the Company benefited from a favorable interest rate environment as well as double digit growth in earning assets. For the year ended December 31, 2006, net interest income was $69.9 million compared to $52.6 million for 2005, an increase of 32.9%.  The Company’s net interest margin tightened slightly during the year to 4.25% from 4.31% in 2005.

Operating expenses grew during 2006 to $53.1 million from $43.6 million in 2005.  This growth in operating expenses during 2006 relates primarily to the acquisition of FNB in December 2005 and to continued efforts to expand sales and production staff in most of our markets.  Despite the growth in operating expenses, the efficiency ratio improved during the year to 59.55% from 65.94% in 2005.

Ameris’s credit quality improved substantially in 2006 due primarily to a reduction in problem loans acquired through mergers.  Non-performing assets as a percentage of total loans at the end of 2006 were 0.61%, a decrease from the 0.90% reported at the end of 2005.  For the year ended December 31, 2006, Ameris had net charge-offs of 0.10% compared to 0.03% in 2005.  The Company’s loan loss reserve as a percentage of loans fell to 1.72% at December 31, 2006 from 1.88% at December 31, 2005.

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

Allowance for Loan Losses

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements.  The allowance for loan losses represents management’s estimate of probable loan losses inherent in the Company’s loan portfolio.  Calculation of the allowance for loan losses represents a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans.

Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses.  An increase in interest rates by the Federal Reserve would favorably impact our net interest margin.  An improving economy could result in the expansion of businesses and creation of jobs which would positively affect Ameris’s loan growth and improve our gross revenue stream.  Conversely, certain factors could result from an expanding economy which could increase our credit costs and adversely impact our net earnings.  A significant rapid rise in interest rates could create higher borrowing costs and shrinking corporate profits which could have a material impact on a borrower’s ability to pay.  We will continue to concentrate on maintaining a high quality loan portfolio through strict administration of our loan policy.

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries.  At December 31, 2006, we had 26 credit relationships that exceeded $5 million with the largest credit relationship being approximately $12.5 million.

A substantial portion of our loan portfolio is in the commercial real estate and residential real estate sectors.  Those loans are secured by real estate in Ameris’s primary market area.  A substantial portion of other real estate owned is located in those same markets.  Therefore, the ultimate collectibility of a substantial portion of our loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes to market conditions in Ameris’s primary market area.

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

We have recorded on our consolidated balance sheet net deferred tax assets of $6.0 million, which includes amounts relating to loss carryforwards.  We believe there will be sufficient taxable income in the future to allow us to utilize these loss carryforwards in the tax jurisdictions where they exist.

Long-Lived Assets, Including Intangibles

In our financial statements, we have recorded $60.5 million of goodwill and other intangible assets, which represents the amount by which the price we paid for acquired businesses exceeds the fair value of tangible assets acquired plus the liabilities assumed.  We evaluate long-lived assets, such as property and equipment, specifically identifiable intangibles and goodwill, when events or changes in circumstances indicate that the carrying value of such assets might not be recoverable.  Factors that could trigger impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets and significant negative industry or economic trends.

The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets as compared to the carrying value of the assets.  If impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value.

In determining the existence of impairment factors, our assessment is based on market conditions, operational performance and legal factors of our Company.  Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles and other long-lived assets are subject to judgments and estimates that management is required to make.  Future events could cause us to conclude that impairment indicators exist and that our goodwill, intangibles and other long-lived assets might be impaired.  In accordance with accounting rules promulgated by the Financial Accounting Standards Board (“FASB”), no amount of goodwill was expensed in 2006, 2005 or 2004.

NET INCOME AND EARNINGS PER SHARE

In 2006, we reported net income of $22.1 million, or $1.68 per diluted share, compared to $13.7 million, or $1.14 per diluted share in 2005 and $13.1 million, or $1.11 per diluted share, in 2004.  Our return on average assets was 1.22%, 1.04% and 1.12% in 2006, 2005 and 2004, respectively.  Our return on average stockholders’ equity was 13.90%, 10.87% and 11.19% in 2006, 2005 and 2004, respectively.

EARNING ASSETS AND LIABILITIES

Average earning assets in 2006 increased 35.2% over 2005 levels principally due to the acquisition of FNB in December 2005.  Additional growth from the Company’s existing markets also continued at double digit levels for the second consecutive year.  The earning asset and interest-bearing liability mix is consistently monitored to increase net interest margin and therefore increase profitability.

The following statistical information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

The following tables set forth the amount of the our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans	$1,308,405	$107,809	8.24%	$952,647	$69,238	7.27%	$855,205	$56,433	6.60%
Investment securities	267,343	12,550	4.69	223,633	8,794	3.93	190,643	7,472	3.92
Short-term assets	72,183	3,843	5.32	42,884	1,591	3.71	31,782	547	1.72

Total earning assets	1,647,931	124,202	7.54	1,219,164	79,623	6.53	1,077,630	64,452	5.98

Non-earning assets	165,839			103,431			95,582

Total assets	$1,813,770			$1,322,595			$1,173,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Savings and interest-bearing demand deposits	$521,783	$11,397	2.18%	$393,592	$4,013	1.02%	$357,893	$2,604	0.73%
Time deposits	773,089	34,202	4.42	498,036	15,016	3.02	406,467	8,702	2.14
Other borrowings	11,910	514	4.32	6,521	103	1.58	5,235	67	1.28
FHLB advances	91,119	4,246	4.66	100,456	4,296	4.28	110,977	4,496	4.05
Trust preferred securities	41,841	3,791	8.20	35,779	3,506	9.80	35,567	3,506	9.86

Total interest-bearing liabilities	1,439,742	54,150	3.74	1,034,084	26,934	2.60	916,139	19,375	2.11

Demand deposits	194,150			154,326			133,546
Other liabilities	20,684			7,895			6,463
Stockholders’ equity	159,194			126,290			117,064

Total liabilities and stockholders’ equity	$1,813,770			$1,322,595			$1,173,212
Interest rate spread			3.80%			3.93%			3.87%
Net interest income		$70,052			$52,689			$45,077
Net interest margin			4.25%			4.32%			4.18%

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

2006 compared with 2005:

Interest income for the year ended December 31, 2006 was $124.2 million, an increase of $44.6 million, or 56.0%, compared to the same period in 2005.  Average earning assets increased $428.8 million, or 35.2%, to $1.64 billion for the year ended December 31, 2006 compared to $1.22 billion as of December 31, 2005.  Yield on average earning assets on a taxable equivalent basis for 2006 increased to 7.54% from 6.53% and 5.98% for the years ended December 31, 2005 and 2004, respectively.  The Company’s increase in interest income is equally attributable to both an increase in average earning assets and a higher rate environment for most of 2006 than what was seen in previous years.

Interest expense on deposits and other borrowings for the year ended December 31, 2006 was $54.2 million, a $27.2 million increase from the year ended December 31, 2005.  While average interest-bearing liabilities increased substantially, by $405.7 million, the higher rate environment and, consequently, higher rates on those liabilities contributed to the higher level of interest expense.  Rates on average interest-bearing liabilities increased to 3.74% from 2.60% and 2.11% as of December 31, 2005 and 2004, respectively.  Our Company aggressively manages our cost of funds to achieve a balance between high levels of profitability and acceptable levels of growth.

Net interest income for 2006, on a taxable-equivalent basis, was $70.1 million compared to $52.7 million in 2005, an increase of 33.0%.  The Company’s net interest margin, on a tax equivalent basis, decreased slightly to 4.25% for the year ended December 31, 2006 compared to 4.32% as of December 31, 2005.

2005 compared with 2004:

Interest income for the year ended December 31, 2005 was $79.6 million, an increase of $15.1 million, or 23.6%, compared to $64.3 million for the same period in 2004.  Average earning assets increased $141.2 million, or 13.13%, to $1.22 billion for the year ended December 31, 2005 compared to $1.08 billion as of December 31, 2004.  Yield on average earning assets on a taxable equivalent basis increased 55 basis points to 6.53% from 5.98% for the years ended December 31, 2005 and 2004, respectively.  The Company’s increase in interest income is equally attributable to both an increase in average earning assets and the 200 basis point increase in the prime rate from December 2004 to December 2005.

Interest expense on deposits and other borrowings for the year ended December 31, 2005 was $26.9 million, a $7.6 million, or 39.0% increase from the year ended December 31, 2004.  While average interest-bearing liabilities increased $117.9 million, or 12.87%, to $1.03 billion as of December 31, 2005 compared to $916.1 million for the year ended December 31, 2004, the yield on average interest-bearing liabilities increased 49 basis points to 2.60% from 2.11% as of December 31, 2005 and 2004, respectively.

Net interest income for 2005, on a taxable-equivalent basis, was $52.7 million compared to $45.1 million in 2004, an increase of $7.6 million or 16.89%.  The increase was mainly attributable to the growth in the balance sheet.  The Company’s net interest margin, on a tax equivalent basis, increased to 4.32% for the year ended December 31, 2005 compared to 4.18% as of December 31, 2004.

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$38,321	$12,275	$26,046	$12,805	$6,375	$6,430
Interest on securities:	3,992	2,038	1,954	1,322	38	1,284
Short-term assets	2,259	1,165	1,094	1,044	855	189
Total interest income	44,572	15,478	29,094	15,171	7,268	7,903

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	7,384	6,077	1,307	1,409	1,149	260
Interest on time deposits	19,186	10,879	8,307	6,314	4,354	1,960
Interest on other borrowings	411	335	76	36	20	16
Interest on FHLB advances	(50)	323	(373)	(200)	226	(426)
Interest on trust preferred securities	285	(667)	952	-	-	-
Total interest expense	27,216	16,947	10,269	7,559	5,749	1,810

Net interest income	$17,356	$(1,469)	$18,825	$7,612	$1,519	$6,093

Provision for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate.  As these factors change, the level of loan loss provision changes.  Our provision for loan losses totaled $2.8 million in 2006, $1.7 million in 2005 and $1.8 million in 2004.  The allowance for loan losses represented 1.72%, 1.88% and 1.77% of total loans outstanding at December 31, 2006, 2005 and 2004, respectively.  The increase in the provision expense during 2006 is primarily the result of growth in the Company’s loan portfolio.  Stable levels of provision in 2005 and 2004 reflect varying degrees of credit improvement, loan loss recoveries and loan portfolio growth. The increase in the allowance for loan losses to total loans outstanding in 2005 relates primarily to the assumption of several larger problem loans in the acquisition of FNB.  The Company’s levels of reserves returned closer to its historical levels during 2006 as these loans were successfully worked off the Company’s balance sheet.

Non-interest income

Following is a comparison of non-interest income for 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Service charges on deposit accounts	$11,538	$10,428	$10,210
Other service charges, commissions and fees	997	926	737
Mortgage origination fees	2,208	1,614	1,427
Gain (loss) on sale of securities	(308)	(391)	-
Other income	4,827	953	649
	$19,262	$13,530	$13,023

2006 compared with 2005:

Total non-interest income during 2006 increased substantially to $19.3 million, an increase of 42.4% over 2005 levels.  Service charges on deposit accounts increased by 10.6% during 2006 to $11.5 million as the Company experienced strong increases in demand deposits and sought to maximize this area of income with certain changes to its deposit account fee structure.  Mortgage fees increased by 36.8% during 2006 to $2.2 million as the Company expanded its mortgage production staff in most of its geographic footprint.  Other income during 2006 includes $3.1 million of gains recognized from the Company’s successful efforts to sell three banking charters to unrelated parties.

2005 compared with 2004:

For 2005, non-interest income totaled $13.5 million, an increase of $.51 million over non-interest income of $13.0 million in 2004, which represented a 3.89% increase.  The growth in fee income of $407,000 in 2005 compared to 2004 was primarily attributable to the growth in demand deposit accounts.  During the fourth quarter of 2004, the Company sold securities at a loss of $391,000 as part of an ongoing strategic long term plan of restructuring the investment portfolio to help minimize the potential reduction in earnings or capital caused by changes in interest rates.  The increase in non-interest income without the non-recurring securities loss was $898,000 from 2004 to 2005 which represents a 6.90% increase.  Other income increased $304,000 from 2004 to 2005.  The Company recorded approximately $127,000 in OREO losses in 2004.

Non-interest expense

Following is a comparison of non-interest expense for 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Salaries and employee benefits	$27,043	$22,483	$20,893
Equipment and occupancy	6,836	4,931	4,770
Amortization of intangible assets	1,107	819	789
Data processing fees	2,136	1,899	1,680
Business restructuring	1,452	2,838	-
Other expense	14,555	10,637	8,373
	$53,129	$43,607	$36,505

2006 compared with 2005:

Non-interest expense increased during 2006 largely as a result of the FNB acquisition.  Expenses for these two banks were not included in our results for 2005 as the acquisition was consummated at the end of the year.  The assets assumed in this acquisition amounted to approximately 18.5% of our total assets at the end of 2005.   In addition to the necessary costs assumed with this acquisition, the Company’s level of operating costs has been influenced by the need to renovate several existing offices and efforts to hire talented bankers when the opportunity exists.

Business restructuring costs of $1.5 million in 2006 relate to the restructuring announced during 2005.  Additional costs were necessary as the Company began to streamline it support functions and finalize its efforts to create a single bank with a uniform and recognizable brand.

2005 compared with 2004:

Noninterest expense for 2005 was $7.1 million, or 19.45%, higher compared to 2004. In 2005 we recorded a business restructuring charge of $2.8 million related to the Company’s corporate restructuring plan and re-branding efforts to consolidate and streamline the Company’s operations.

Excluding the above nonrecurring expense, noninterest expense increased $4.3 million, or 11.68%, over 2004. The majority of the increase in 2005 was related to salaries and employee benefits. In compliance with the requirements of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, we allocated $3.5 million of salaries to loan costs in 2005. After adjusting salaries and benefits for amounts allocated to loan costs, total salaries and benefits increased $2.1 million or 8.82% to $25.9 million in 2005 compared with $23.8 million in 2004. These increases are due to the acquisition of Citizens in November 2004 as well as general staffing increases concurrent with the expansion of business in some of our markets. At December 31, 2005, total full-time equivalent employees were approximately 585.

Income Taxes:

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses.  Income taxes totaled $11.1 million, $7.1 million and $6.6 million in 2006, 2005 and 2004, respectively.  The Company’s effective tax rate was 33% for 2006 and 34% for the years ended December 31, 2005 and 2004.

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 51.1% of our loan portfolio as of December 31, 2006.  The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Commercial and financial	$174,852	$152,715	$136,229	$157,594	$172,429
Agricultural	33,980	30,437	28,198	22,051	34,007
Real estate - construction	340,325	224,230	94,043	60,978	23,020
Real estate - mortgage, farmland	91,650	74,023	64,245	65,433	63,093
Real estate - mortgage, commercial	397,837	321,443	253,001	250,247	243,037
Real estate - mortgage, residential	339,843	317,593	235,431	209,172	209,485
Consumer installment loans	59,422	62,508	60,884	68,230	78,535
Other	5,042	3,652	5,043	6,834	9,841
	1,442,951	1,186,601	877,074	840,539	833,447
Less reserve for possible loan losses	24,863	22,294	15,493	14,963	14,868
Loans, net	$1,418,088	$1,164,307	$861,581	$825,576	$818,579

Total loans as of December 31, 2006 are shown in the following table according to maturity or repricing opportunities:  (1) one year or less, (2) after one year through five years and (3) after five years.

(Dollars in Thousands)
Maturity or Repricing Within:
One year or less	$1,014,445
After one year through five years	382,892
After five years	45,614
$1,442,951

The following table summarizes loans at December 31, 2006 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$417,796
Floating or adjustable interest rates	382,112
$799,908

Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.  We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio.  In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, we further segregate our loan portfolio by loan classifications within each type of loan based on an assessment of risk for a particular loan or group of loans.  Certain reviewed loans require specific allowances.  Allowances are provided for other types and classifications of loans based on anticipated loss rates.  Allowances are also provided for loans that are reviewed by management and considered creditworthy and loans for which management determines no review is required.  In establishing allowances, management considers historical loan loss experience with an emphasis on current loan quality trends, current economic conditions and other factors in the markets where the Bank operates.  Factors considered include among others, unemployment rates, effect of weather on agriculture and significant local economic events, such as major plant closings.

We have developed a methodology for determining the adequacy of the loan loss reserve which is monitored by the Company’s senior credit officer and internal audit staff.  Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes.  The risk rating schedule provides seven ratings of which three ratings are classified as pass ratings and four ratings are classified as criticized ratings.  Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve.  Many of the larger loans require an annual review by an independent loan officer.  As a result of loan review, certain loans may be assigned specific reserve allocations.  Other loans that surface as problem loans may also be assigned specific reserves.  Past due loans are assigned risk ratings based on the number of days past due.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.  Management believes the allowance can be allocated only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At December 31,
	2006		2005		2004		2003		2002
	(Dollars in Thousands)
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial, financial, agricultural	$2,567	12%	$9,926	15%	$6,876	19%	$6,289	21%	$5,892	25%
Real estate	17,760	83	2,953	79	2,036	74	2,431	70	2,651	65
Consumer	1,070	5	5,402	6	3,792	7	3,550	9	3,649	10
Unallocated	3,466	-	4,013	-	2,789	-	2,693	-	2,676	-
	$24,863	100%	$22,294	100%	$15,493	100%	$14,963	100%	$14,868	100%

The following table presents an analysis of our loan loss experience for the periods indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Average amount of loans outstanding	$952,647	$952,647	$855,205	$841,857	$827,939

Balance of reserve for possible loan losses at beginning of period	$22,294	$15,493	$14,963	$14,868	$14,944

Charge-offs:
Commercial, financial and agricultural	(1,726)	(649)	(1,639)	(3,114)	(2,576)
Real estate	(1,444)	(543)	(382)	(781)	(2,491)
Consumer	(967)	(963)	(1,555)	(1,443)	(2,092)
Recoveries:
Commercial, financial and agricultural	1,595	601	464	963	502
Real estate	745	644	483	46	492
Consumer	505	532	718	479	515
Net charge-offs	(1,292)	(378)	(1,911)	(3,850)	(5,650)

Additions to reserve charged to operating expenses	2,837	1,651	1,786	3,945	5,574

Allowance for loan losses of acquired subsidiary	1,024	5,528	655	-	-

Balance of reserve for possible loan losses at end of period	$24,863	$22,294	$15,493	$14,963	$14,868

Ratio of net loan charge-offs to average loans	0.10%	0.04%	0.22%	0.46%	0.68%

NONPERFORMING LOANS

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectibility is charged to the allowance for possible loan losses.  Interest on loans that are classified as non-accrual is recognized when received.  Past due loans are loans whose principal or interest is past due 90 days or more.  In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Loans accounted for on a non-accrual basis	$6,877	$9,586	$5,640	$6,472	$7,561

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	-	-	44	25	171

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	-	-	-	-	-

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	-	-	-	-	-

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

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio.  The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms.  However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2006
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Earning assets:
Short-term assets	$135,232	$-	$-	$-	$135,232
Investment securities	4,026	12,560	217,428	49,178	283,192
Loans	865,824	148,621	382,892	45,614	1,442,951
	1,005,082	161,181	600,320	94,792	1,861,375
Interest-bearing liabilities:
Interest-bearing demand deposits	545,564	-	-	-	545,564
Savings	63,255	-	-	-	63,255
Time deposits	194,516	581,376	103,860	-	879,752
Other borrowings	21,024	-	-	-	21,024
FHLB advances	65,000	-	5,500	-	70,500
Trust preferred securities	42,269	-	-	-	42,269
	931,628	581,376	109,360	-	1,622,364

Interest rate sensitivity gap	$73,454	$(420,195)	$490,960	$94,792	$239,011

Cumulative interest rate sensitivity gap	$73,454	$(346,741)	$144,219	$239,011

Interest rate sensitivity gap ratio	1.08	0.27	5.49	N/A

Cumulative interest rate sensitivity gap ratio	1.08	0.77	1.09	1.12

INVESTMENT PORTFOLIO

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income.  Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets.  In particular, approximately 70.3% of the loan portfolio is comprised of loans which mature or reprice within one year or less.  Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years.  Additionally, 3.8% of the investment portfolio matures or reprices within one year or less.

Following is a summary of the carrying value of investments, including restricted equity securities, as of the end of each reported period:

	December 31,
	2006	2005	2004
	(Dollars in Thousands)
U. S. Government and agency securities	$101,863	$92,461	$78,227
State and municipal securities	18,934	7,968	4,212
Corporate debt securities	9,829	7,113	18,131
Mortgage-backed securities	151,818	126,870	112,640
Marketable equity securities	748	733	738
Restricted equity securities	7,015	8,597	7,793
	$290,207	$243,742	$221,741

The amounts of securities available for sale in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications:  (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.

	U. S. Treasury and Other U. S. Government Agencies and Corporations		State and Political Subdivisions
	Amount	Yield (1)	Amount	Yield (1) (2)
	(Dollars in Thousands)
Maturity:
One year or less	$9,754	4.51%	$912	4.31%
After one year through five years	171,948	4.45	4,401	5.30
After five years through ten years	70,344	5.95	13,111	5.46
After ten years	12,213	4.70	510	5.51
	$264,259	4.86%	$18,934	5.37%

(1)
Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.  The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2)	Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 35%.

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	Year Ended December 31,
	2006		2005
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$194,150	-%	$154,326	-%
Interest-bearing demand and savings deposits	521,783	2.18	393,594	1.02
Time deposits	773,089	4.42	498,036	3.02
Total deposits	$1,489,022		$1,045,956

We have a large, stable base of time deposits with little or no dependence on volatile deposits of $100,000 or more.  The time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

(Dollars in Thousands)

Three months or less	$110,316
Over three through twelve months	329,402
Over twelve months	62,182
Total	$501,900

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In the ordinary course of business, our Bank has granted commitments to extend credit to approved customers.  Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank’s local boards.  Our Bank has also granted commitments to approved customers for standby letters of credit.  These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable.  The Bank uses the same credit policies for these off-balance sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Following is a summary of the commitments outstanding at December 31, 2006 and 2005.

	December 31,
	2006	2005
	(Dollars in Thousands)
Commitments to extend credit	$197,435	$184,265
Financial standby letters of credit	6,139	5,741
	$203,574	$190,006

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
	(Dollars in Thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds purchased and securities sold	$6,910	2.68%	$6,521	1.58%	$5,235	1.28%

	Total Balance		Total Balance		Total Balance

Total maximum short-term borrowings outstanding at any month-end during the year	$16,024		$15,545		$14,205

The following table sets forth certain information about contractual cash obligations as of December 31, 2006.

		Payments Due After December 31, 2006
	Total	1 Year Or Less	1 -3 Years	4 -5 Years	After 5 Years
	(Dollars in Thousands)
Short-term borrowings	$15,933	$15,933	$-	$-	$-
Time certificates of deposit	879,752	774,142	90,892	14,718	-
Long-term debt	5,000	5,000	-	-	-
Federal Home Loan Bank advances	70,500	-	70,500	-	-
Subordinated debentures	42,269	-	-	-	42,269
Total contractual cash obligations	$1,013,454	$795,075	$161,392	$14,718	$42,269

Our operating leases represent short-term obligations, normally with maturities of one year or less.  Many of the operating leases have thirty-day cancellation provisions.  The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2006 we had immaterial amounts of binding commitments for capital expenditures.

CAPITAL ADEQUACY

The capital resources of our Company are monitored on a periodic basis by state and federal regulatory authorities.  During 2006, we increased our capital by retaining net earnings of $14.8 million after payment of dividends.  In addition, we issued approximately $13.9 million of common stock in conjunction with the acquisition of Islands.  Other capital related transactions, such as the issuance and exercise of stock options and restricted stock, changes in unrealized losses on investment securities and repurchase of treasury shares combined to account for only a small change in the capital of the Company.

In accordance with risk capital guidelines issued by the Federal Reserve, we are required to maintain a minimum standard of total capital to risk-weighted assets of 8%.  Additionally, all member banks must maintain “core” or “Tier 1” capital of at least 4% of total assets (“leverage ratio”).  Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality and well managed on- and off-balance sheet activities, and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks.  For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 1% to 2%.

The following table summarizes the regulatory capital levels of Ameris at December 31, 2006.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Leverage capital	$161,797	8.58%	$75,452	4.00%	$86,345	4.58%
Risk-based capital:
Core capital	161,797	10.67	60,653	4.00	101,144	6.67
Total capital	180,676	11.92	121,305	8.00	59,371	3.92

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

	Quarters Ended December 31, 2006
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:

Interest income	$34,524	$32,624	$29,822	$27,141

Net interest income	17,999	17,897	17,673	16,392

Net income	5,759	5,954	5,315	5,100

Per Share Data:

Net income – basic	0.44	0.46	0.41	0.39

Net income – diluted	0.43	0.45	0.40	0.39

Dividends	0.14	0.14	0.14	0.14

	Quarters Ended December 31, 2005
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:

Interest income	$22,892	$20,494	$18,595	$17,558

Net interest income	14,601	13,312	12,569	12,123

Net income	2,723	3,905	3,500	3,600

Per Share Data:

Net income – basic	0.22	0.33	0.29	0.31

Net income – diluted	0.22	0.33	0.29	0.30

Dividends	0.14	0.14	0.14	0.14

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

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis points increase or 200 basis points decrease in market rates on net interest income and is monitored on a quarterly basis.  Our most recent simulation model projects net interest income would increase 2.2% if rates rise 200 basis points gradually over the next year.  On the other hand, the model projects net interest income to decrease 5.8% if rates decline 200 basis points over the next year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income - Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2006 and 2005, Ameris did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2006.

Mauldin & Jenkins, Certified Public Accountants, LLC (“Mauldin & Jenkins”), the Company’s independent auditors, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.  That report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ameris Bancorp
Moultrie, Georgia

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”, that Ameris Bancorp and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Ameris Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Ameris Bancorp and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Ameris Bancorp and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial position of Ameris Bancorp and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
February 26, 2007

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Nominees for Director

Information with respect to the Company’s directors and nominees for director is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Proposal I:  Election of Directors” and is incorporated herein by reference.

Executive Officers

The following table sets forth certain information with respect to the executive officers of Ameris as of March 10, 2007.

Name, Age and Term as Officer	Position with Ameris	Principal Occupation for the Last Five Years and Other Directorships

Edwin W. Hortman, Jr.; 53 Officer since 2002	President and Chief Executive Officer
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

Dennis J. Zember, Jr.; 37 Officer since 2005	Executive Vice President and Chief Financial Officer
Executive Vice President and Chief Financial Officer of Ameris since February 14, 2005.  Senior Vice President and Treasurer of Flag Financial Corporation and Senior Vice President and Chief Financial Officer of Flag Bank from January 2002 to February 2005.  Vice President and Treasurer of Century South Banks, Inc. from August 1997 to May 2001.

Thomas T. Dampier; 56 Officer since 2004	Executive Vice President and North Regional Executive
Executive Vice President and North Regional Executive since April 2004.  Director of each subsidiary bank in the Northern Division from April 2004 until each such bank was merged into Ameris Bank.  President and Chief Executive Officer of Colony Bank from 1994 to April 2004.

Jon S. Edwards; 45 Officer since 1999	Executive Vice President and Director of Credit Administration
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

C. Johnson Hipp, III; 55 Officer since 2006	Group President for South Carolina and Mortgage Business Division	Officer since June 2006. Chief Executive Officer of South Carolina Bank and Trust from 1994 to 2004.

Cindi H. Lewis; 53 Officer since 1987	Executive Vice President, Chief Administrative Officer and Corporate Secretary
Chief Administrative Officer since May 2006, Executive Vice President since May 2002 and Corporate Secretary since May 2000.  Director of Human Resources from May 2000 to May 2006 and Senior Vice President from May 2000 to May 2002.

Johnny R. Myers; 57 Officer since 2005	Executive Vice President and South Regional Executive	Executive Vice President and South Regional Executive since May 2005. Director of each subsidiary bank in the Southern Division from May 2005 until each such bank was merged into Ameris Bank.

Officers serve at the discretion of the Company’s board of directors.

The information set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics

Ameris has adopted a code of ethics that is applicable to all employees, including its Chief Executive Officer and all senior financial officers, including its Chief Financial Officer and principal accounting officer.  Ameris shall provide to any person without charge, upon request, a copy of its code of ethics.  Such requests should be directed to the Corporate Secretary of Ameris Bancorp at 24 2nd Avenue, S.E., Moultrie, Georgia 31768.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal I:  Election of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Ameris by Mauldin & Jenkins, the Company’s independent accountants, for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees

Audit fees	$322,600	$275,700
Audit-related fees	55,500	62,500
Tax fees	98,650	78,275
All other fees	-	-
Total fees	$476,750	$416,475

Audit Fees

The amounts consist of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements, internal control and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees

Audit-related fees are fees principally for the audits of the Company’s employee benefit plans, consultations concerning financial accounting and reporting standards, merger and acquisition assistance and consent on the acquisition of Islands.

Tax Fees

The amounts consist of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and assistance with tax notices.

All Other Fees

Consists of fees for products and services other than the services reported above.  There were no fees paid to Mauldin & Jenkins in fiscal 2006 or 2005 that are not included in the above classifications.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

All services provided by Mauldin & Jenkins are subject to pre-approval by the Audit Committee of the Company’s board of directors.  The Audit Committee may authorize any member of the Audit Committee to approve services by Mauldin & Jenkins in the event there is a need for such approval prior to the next full Audit Committee meeting.  However, the Audit Committee must review the decisions made by such authorized member of the Audit Committee at its next schedule meeting.  Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on Mauldin & Jenkins’ independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets - December 31, 2006 and 2005;

(ii)	Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004;

(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2006, 2005 and 2004;

(iv)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2006, 2005 and 2004;

(v)	Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004; and

(vi)	Notes to Consolidated Financial Statements.

(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 21 of Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date:	March 7, 2007	By:	/s/ Edwin W. Hortman, Jr.
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

Date:	March 7, 2007	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director

Date:	March 7, 2007	/s/ Kenneth J. Hunnicutt
Kenneth J. Hunnicutt, Director and Chairman of the Board

Date:	March 7, 2007	/s/ Dennis J. Zember, Jr.
Dennis J. Zember, Jr., Executive Vice President and Chief Financial Officer

Date:	March 7, 2007	/s/ Johnny W. Floyd
Johnny W. Floyd, Director

Date:	March 7, 2007	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date:	March 7, 2007	/s/ Daniel B. Jeter
Daniel B. Jeter, Director and Vice Chairman of the Board

Date:	March 7, 2007	/s/ Glenn A. Kirbo
Glenn A. Kirbo, Director

Date:	March 7, 2007	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date:	March 7, 2007	/s/ Brooks Sheldon
Brooks Sheldon, Director

Date:	March 7, 2007	/s/ Eugene M. Vereen, Jr.
Eugene M. Vereen, Jr., Director

Date:	March 7, 2007	/s/ Henry C. Wortman
Henry C. Wortman, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.1
Placement Agreement between Ameris Bancorp, Ameris Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. dated September 13, 2006 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.2
Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and First Tennessee Bank National Association dated September 20, 2006 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.3
Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and TWE, Ltd. dated September 20, 2006 (incorporated by reference to Exhibit 4.3 to the Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

EXHIBIT INDEX

Exhibit No.	Description

4.4
Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.5
Amended and Restated Declaration of Trust between Ameris Bancorp, the Administrators of Ameris Statutory Trust I signatory thereto and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.6
Guarantee Agreement between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.7
Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 issued to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

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

10.5
Form of Rights Agreement between Ameris Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.6	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on Mach 29, 2000).

EXHIBIT INDEX

Exhibit No.	Description

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

10.10
Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

10.11
Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003 (incorporated by reference to Exhibit 10.20 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

10.12
Executive Employment Agreement with Thomas T. Dampier dated as of May 18, 2004 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004).

10.13
Executive Consulting Agreement with Kenneth J. Hunnicutt dated as of January 1, 2005 (incorporated by reference to Exhibit 10.16 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 16, 2005).

10.14
Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.15	Form of 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the Commission on April 18, 2005).

10.16
Executive Employment Agreement with Dennis J. Zember, Jr. dated as of May 5, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the Commission on May 11, 2005).

EXHIBIT INDEX

Exhibit No.	Description

10.17
Executive Employment Agreement with Johnny R. Myers dated as of May 11, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 16, 2005).

10.18
Revolving Credit Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

10.19
Security Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

10.20	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.21	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.23	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.24
Executive Employment Agreement with C. Johnson Hipp, III dated as of September 5, 2006 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on September 8, 2006).

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

AMERIS BANCORP

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income - Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ameris Bancorp
Moultrie, Georgia

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ameris Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of Ameris Bancorp’s internal control over financial reporting.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
February 26, 2007

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Dollars in Thousands)

Assets	2006	2005

Cash and due from banks	$66,856	$74,420
Interest-bearing deposits in banks	125,793	70,854
Federal funds sold	9,439	28,927
Securities available for sale, at fair value	283,192	235,145
Restricted equity securities, at cost	7,015	8,597

Loans, net of unearned income	1,442,951	1,186,601
Less allowance for loan losses	24,863	22,294
Loans, net	1,418,088	1,164,307

Premises and equipment, net	46,604	39,606
Intangible assets	6,099	6,412
Goodwill	54,365	43,304
Other assets	30,091	25,637

	$2,047,542	$1,697,209

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$221,592	$200,840
Interest-bearing	1,488,571	1,174,392
Total deposits	1,710,163	1,375,232
Federal funds purchased and securities sold under agreements to repurchase	15,933	10,307
Other borrowings	75,500	106,022
Other liabilities	24,945	16,223
Subordinated deferrable interest debentures	42,269	40,722
Total liabilities	1,868,810	1,548,506

Commitments and contingencies

Stockholders' equity

Common stock, par value $1; 30,000,000 shares authorized;14,850,237 and 14,270,783 shares issued	14,850	14,271
Capital surplus	81,481	67,381
Retained earnings	95,523	80,683
Accumulated other comprehensive loss	(2,529)	(2,625)
Unearned compensation	-	(526)
	189,325	159,184
Less cost of 1,322,717 and 1,318,465 shares acquired for the treasury	(10,593)	(10,481)
Total stockholders' equity	178,732	148,703

	$2,047,542	$1,697,209

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	2006	2005	2004
Interest income
Interest and fees on loans	$107,559	$69,238	$56,433
Interest on taxable securities	12,147	8,547	7,216
Interest on nontaxable securities	555	163	169
Interest on deposits in other banks	3,589	1,502	542
Interest on federal funds sold	261	89	5
	124,111	79,539	64,365

Interest expense
Interest on deposits	45,599	19,029	11,306
Interest on other borrowings	8,551	7,905	8,069
	54,150	26,934	19,375

Net interest income	69,961	52,605	44,990
Provision for loan losses	2,837	1,651	1,786
Net interest income after provision for loan losses	67,124	50,954	43,204

Other income
Service charges on deposit accounts	11,538	10,428	10,210
Other service charges, commissions and fees	997	926	737
Mortgage origination fees	2,208	1,614	1,427
Loss on sale of securities	(308)	(391)	-
Other	4,827	953	649
	19,262	13,530	13,023

Other expenses
Salaries and employee benefits	27,043	22,483	20,893
Equipment expense	3,530	2,331	2,144
Occupancy expense	3,306	2,600	2,626
Amortization of intangible assets	1,107	819	789
Data processing fees	2,136	1,899	1,680
Provision for restructuring of operations	1,452	2,838	-
Other operating expenses	14,555	10,637	8,373
	53,129	43,607	36,505

Income before income taxes	33,257	20,877	19,722

Applicable income taxes	11,129	7,149	6,621

Net income	$22,128	$13,728	$13,101

Basic earnings per share	$1.71	$1.15	$1.12

Diluted earnings per share	$1.68	$1.14	$1.11

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	2006	2005	2004

Net income	$22,128	$13,728	$13,101

Other comprehensive income (loss):

Net unrealized holding losses arising during period, net of tax benefits of $35, $1,366 and $387	(67)	(2,653)	(752)

Unrealized loss on cash flow hedge during the period ,net of tax of $22	(40)	-	-

Reclassification adjustment for losses included in net income, net of tax benefits of $105 and $133	203	258	-
Total other comprehensive loss	96	(2,395)	(752)

Comprehensive income	$22,224	$11,333	$12,349

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	Common Stock		Capital
	Shares	Par Value	Surplus

Balance, December 31, 2003	10,849,922	$10,850	$46,446
Net income	-	-	-
Cash dividends declared, $.47 per share	-	-	-
Issuance of restricted shares of common stock under employee incentive plan	14,900	15	279
Stock-based compensation	-	-	-
Proceeds from exercise of stock options	27,326	27	293
Reduction in income taxes payable resulting from vesting of restricted shares	-	-	234
Purchase of shares for treasury	-	-	-
Six-for-five common stock split	2,178,430	2,179	(2,179)
Other comprehensive loss	-	-	-
Balance, December 31, 2004	13,070,578	13,071	45,073
Net income	-	-	-
Cash dividends declared, $.56 per share	-	-	-
Adjustments to record acquisition of purchased subsidiaries, net of direct costs	1,083,718	1,084	21,103
Issuance of restricted shares of common stock under employee incentive plan	17,300	17	307
Stock-based compensation	-	-	-
Proceeds from exercise of stock options	100,129	100	845
Payment for fractional shares	(942)	(1)	-
Reduction in income taxes payable resulting from vesting of restricted shares	-	-	53
Purchase of shares for treasury	-	-	-
Other comprehensive loss	-	-	-
Balance, December 31, 2005	14,270,783	14,271	67,381
Net income	-	-	-
Cash dividends declared, $.56 per share	-	-	-
Adjustments to record acquisition of purchased subsidiaries, net of direct costs	494,327	494	13,440
Issuance of restricted shares of common stock under employee incentive plan	44,150	44	(44)
Transition adjustment for the adoption of SFAS 123(R)	-	-	(526)
Stock-based compensation	-	-	823
Proceeds from exercise of stock options	40,977	41	367
Reduction in income taxes payable resulting from vesting of restricted shares	-	-	40
Purchase of shares for treasury	-	-	-
Other comprehensive income	-	-	-
Balance, December 31, 2006	14,850,237	$14,850	$81,481

See Notes to Consolidated Financial Statements.

F - 6 (a)

	Accumulated
	Other
Retained	Comprehensive	Unearned	Treasury Stock
Earnings	Income (Loss)	Compensation	Shares	Cost	Total

$66,145	$522	$(491)	1,066,068	$(9,859)	$113,613
13,101	-	-	-	-	13,101
(5,478)	-	-	-	-	(5,478)

-	-	(294)	-	-	-
-	-	262	-	-	262
-	-	-	-	-	320

-	-	-	-	-	234
-	-	-	20,957	(361)	(361)
-	-	-	217,405	-	-
-	(752)	-	-	-	(752)
73,768	(230)	(523)	1,304,430	(10,220)	120,939
13,728	-	-	-	-	13,728
(6,795)	-	-	-	-	(6,795)

-	-	-	-	-	22,187

-	-	(324)	-	-	-
-	-	321	-	-	321
-	-	-	-	-	945
(18)	-	-	-	-	(19)

-	-	-	-	-	53
-	-	-	14,035	(261)	(261)
-	(2,395)	-	-	-	(2,395)
80,683	(2,625)	(526)	1,318,465	(10,481)	148,703
22,128	-	-	-	-	22,128
(7,288)	-	-	-	-	(7,288)

-	-	-	-	-	13,934

-	-	-	-	-	-
-	-	526	-	-	-
-	-	-	-	-	823
-	-	-	-	-	408

-	-	-	-	-	40
-	-	-	4,252	(112)	(112)
-	96	-	-	-	96
$95,523	$(2,529)	$-	1,322,717	$(10,593)	$178,732

F - 6 (b)

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$22,128	$13,728	$13,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,919	2,153	1,880
Amortization of intangible assets	1,113	819	789
Amortization of unearned compensation	823	321	262
Net losses on sale of securities available for sale	308	391	-
Net (gains) losses on sale or disposal of premises and equipment	107	36	(50)
Provision for loan losses	2,837	1,651	1,786
Provision for deferred taxes	(249)	(35)	243
(Increase) decrease in interest receivable	(4,051)	(2,290)	438
Increase in interest payable	3,636	911	81
Increase (decrease) in taxes payable	2,423	(400)	(284)
Reduction in income taxes payable resulting from vesting of restricted shares	40	53	234
Net other operating activities	3,540	4,361	2,419
Total adjustments	13,446	7,971	7,798

Net cash provided by operating activities	35,574	21,699	20,899

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(54,939)	(10,888)	(21,705)
Purchases of securities available for sale	(98,512)	(80,495)	(67,681)
Proceeds from maturities of securities available for sale	38,589	49,066	68,130
Proceeds from sale of securities available for sale	14,775	20,451	-
(Increase) decrease in restricted equity securities, net	1,813	647	(1,957)
(Increase) decrease in federal funds sold	18,646	13,413	(10,430)
Increase in loans, net	(196,335)	(116,295)	(17,302)
Purchase of premises and equipment	(6,363)	(2,954)	(2,816)
Proceeds from sale of premises and equipment	19	-	583
Net cash received (paid) for acquisitions and divestitures	4,921	5,125	(9,416)
Unfunded obligation for acquisition	(5,120)	-	-

Net cash used in investing activities	(282,506)	(121,930)	(62,594)

FINANCING ACTIVITIES
Increase in deposits	270,709	147,569	31,056
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,626	2,777	(681)
Proceeds from other borrowings and trust preferred debentures	102,114	5,000	32,000
Repayment of other borrowings and trust preferred debentures	(132,089)	(15,344)	(19,679)
Dividends paid	(7,288)	(6,355)	(5,475)
Proceeds from exercise of stock options	408	945	320
Payment for fractional shares	-	(19)	-
Purchase of treasury shares	(112)	(261)	(361)

Net cash provided by financing activities	239,368	134,312	37,180

Net increase (decrease) in cash and due from banks	(7,564)	34,081	(4,515)

Cash and due from banks at beginning of year	74,420	40,339	44,854

Cash and due from banks at end of year	$66,856	$74,420	$40,339

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	2006	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOWINFORMATION
Cash paid during the year for:
Interest	$50,514	$25,821	$19,184

Income taxes	$9,002	$7,584	$6,662

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$1,237	$1,153	$2,239

Change in unrealized loss on securities available for sale	$206	$(3,656)	$(2,880)

Unrealized loss on cash flow hedge	$62	$-	$-

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the "Company") is a financial holding company whose primary business is presently conducted by its subsidiary bank (the "Bank").  Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes Georgia, Alabama, Northern Florida and South Carolina.  The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of foreclosed assets.  The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed assets, management obtains independent appraisals for significant collateral or assets.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from federal funds sold, deposits, interest-bearing deposits in banks, federal funds purchased, restricted equity securities, loans and securities sold under agreements to repurchase are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank.  The total of those reserve balances was approximately $9,251,000 and $8,115,000 at December 31, 2006 and 2005, respectively.

Securities

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

In determining whether other-than-temporary impairment losses exist, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.  In general, estimated lives for buildings are up to 40 years, furniture and equipment useful lives range from 3 to 20 years and the lives of software and computer related equipment range from 3 to 5 years.  Leasehold improvements are amortized over the life of the related lease, or the related assets, whichever is shorter.  Expenditures for major improvements of the Company’s premises and equipment are capitalized and depreciated over their estimated useful lives.  Minor repairs, maintenance and improvements are charged to operations as incurred.  When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings.  The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill assigned to its subsidiary bank as of December 31, 2006.

Intangible assets consist of core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits.  The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over the estimated average remaining life of the acquired customer deposits, or five to ten years.  Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

Foreclosed Assets

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value.  Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed.  The carrying amount of foreclosed assets at December 31, 2006 and 2005 was $1.9 million and $1.1 million, respectively.

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

Prior to the adoption of Statement 123(R), the Company had elected to continue measuring stock-based compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.  Because of this election, no stock-based employee compensation cost is reflected in net income for years prior to 2006, as all options granted under the plans had an exercise price equal to the market value of the underlying stock on the date of grant.

As a result of the adoption of SFAS 123 (R), the Company recorded approximately $339,000, or $0.03 per diluted share, of stock-based compensation cost in 2006.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Net income, as reported	$13,728	$13,101
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(268)	(59)
Pro forma net income	$13,460	$13,042
Earnings per share:
Basic - as reported	$1.15	$1.12
Basic - pro forma	$1.13	$1.11
Diluted - as reported	$1.14	$1.11
Diluted - pro forma	$1.12	$1.10

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

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.  Diluted earnings per common share are computed by dividing net income, by the effect of the issuance of potential common shares that are dilutive, by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares.  Potential common shares consist of only stock options for the years ended December 31, 2006, 2005 and 2004, and are determined using the treasury stock method.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)

Net income	$22,128	$13,728	$13,101

Weighted average number of common shares outstanding	12,928	11,933	11,736
Effect of dilutive options	301	113	125
Weighted average number of common shares outstanding used to calculate dilutive earnings per share	13,229	12,046	11,861

At December 31, 2006, 2005 and 2004, there were immaterial amounts of potential common shares that were not included in the calculation of diluted earnings per share because the exercise of such shares would be anti-dilutive.

Derivative Instruments and Hedging Activities

The goal of the Company’s interest rate risk management process is to minimize the volatility in the net interest margin caused by changes in interest rates. Derivative instruments are used to hedge certain assets or liabilities as a part of this process. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet.

The Company’s hedging strategies involving interest rate swaps are classified as either Fair Value Hedges or Cash Flow Hedges, depending on the rate characteristics of the hedged item.

Fair Value Hedge:  As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value.  When effectively hedged, this appreciation or depreciation will generally be offset by fluctuations in the fair value of the derivative instruments that are linked to the hedged assets and liabilities.  This strategy is referred to as a fair value hedge.

Cash Flow Hedge:  Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index.  When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge.  This strategy is referred to as a cash flow hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Activities  (Continued)

The fair value of derivatives is recognized as assets or liabilities in the financial statements.  The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception.  The change in fair value of instruments used as fair value hedges is accounted for in the net income of the period simultaneous with accounting for the fair value change of the item being hedged.  The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income.  The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the net income of the period of the change.

As of December 31, 2006, the Company had cash flow hedges with a notional amount of $70 million for the purpose of converting floating rate assets to fixed rate.  As of December 31, 2006, the fair value of these instruments amounted to approximately $435,000 and was recorded as an asset.  No hedge ineffectiveness from cash flow hedges was recognized in the statement of income.  All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and unrealized gains and losses on effective cash flow hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Accounting Standards

New Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.”  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  FIN 48 is effective beginning in the first quarter of fiscal year 2007.  Management does not expect that the provisions of FIN 48 will materially impact the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement will be effective for financial statements issued by Ameris Bancorp for the year ended December 31, 2008.  Management is currently evaluating the impact of SFAS No. 157 on the Company’s consolidated financial statements.

Prior to January 1, 2006, the Company accounted for the share-based compensation to employees under the intrinsic value method in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  At January 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of SFAS No. 123 (Revised), “Share-Based Payment,” as described in Note 15.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	CORPORATE RESTRUCTURE

During 2005, the Company initiated a corporate restructuring plan to create a single brand name for the Company and each of its thirteen bank subsidiaries.  In addition to the single brand name, the Company announced its intentions to consolidate its bank subsidiaries into a single bank subsidiary.  To effect this corporate restructuring, management identified several costs that would be incurred.  These restructuring costs include $838,000 for the branding initiative and $2,000,000 to standardize and streamline the data processing functions of each subsidiary.  The branding initiative and consolidation of the Bank subsidiaries was substantially completed during 2006.

NOTE 3.	BUSINESS COMBINATIONS AND DIVESTITURES

On December 29, 2006, Ameris acquired 100 percent of the outstanding common shares of Islands Bancorp and its banking subsidiary, Islands Community Bank, NA (collectively, “Islands”).  Islands was headquartered in Beaufort, South Carolina where it operated a single branch with satellite loan production offices in Bluffton, South Carolina and Charleston, South Carolina.  The consideration for the acquisition was a combination of cash and common stock with an aggregate purchase price of approximately $19,055,000.  The total consideration consisted of $5,121,000 in cash, and approximately 494,000 shares of Ameris Bancorp common stock with a value of approximately $13,934,000.  The value of the shares of common stock issued of $28.18 was based on the average closing price of Ameris common stock for the 10 trading days immediately preceding the merger.  Islands results of operations for 2006 are not included in Ameris’ consolidated financial results as the merger date occurred after close of business on the last day of the fiscal year.

On December 16, 2005, Ameris acquired all the issued and outstanding common shares of First National Banc, Inc., the parent company of First National Bank, in St. Marys, Georgia and First National Bank, in Orange Park, Florida (collectively “FNB”).  The acquisition was accounted for using the purchase method of accounting and accordingly, the results from FNB’s operations have been included in the consolidated financial statements beginning December 17, 2005. The aggregate purchase price for FNB was $35,333,000, including cash of $13,085,000 and the Company’s common stock valued at $22,248,000.  The value of the 1,083,718 common shares was determined based on the closing price of the Company’s common stock on December 14, 2005, the first date on which the number of shares became fixed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	BUSINESS COMBINATIONS AND DIVESTITURES (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates (in thousands):

(In Thousands)	Islands as of December 29, 2006	FNB as of December 16, 2005
Cash and due from banks	$1,100	$18,210
Interest-bearing deposits and federal funds sold	9,439	32,690
Investments	3,249	15,688
Loans, net	62,331	189,235
Premises and equipment	4,597	11,069
Core deposits intangible asset	800	3,525
Goodwill	10,312	18,251
Other assets	580	3,456
Total assets acquired	92,408	292,124

Deposits	71,510	241,439
Other borrowings	1,000	6,000
Subordinated deferrable interest debentures	-	5,155
Other liabilities	843	4,197
Total liabilities assumed	73,353	256,791

Net assets acquired	$19,055	$35,333

Unaudited proforma consolidated results of operations for the years ended December 31, 2006 and 2005 as though Islands and FNB had been acquired as of January 1, 2005 follows:

	(Dollars in Thousands)
	2006	2005
Net interest income	$73,101	$64,723
Net income	$21,939	$9,807
Basic earnings per share	$1.63	$0.72
Diluted earnings per share	$1.60	$0.72

During 2006, Ameris negotiated contracts for the sale of three stand-alone bank charters to other banks.  The Company recognized gains of approximately $3.1 million, $1.9 million after tax, as a result of these sales.  Total assets, loans and deposits were reduced by approximately $11.3 million, $1.0 million and $7.3 million, respectively, as a result of these sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2006:
U. S. Government sponsored agencies	$103,207	$31	$(1,375)	$101,863
State and municipal securities	19,364	42	(472)	18,934
Corporate debt securities	9,852	40	(63)	9,829
Mortgage-backed securities	153,768	194	(2,144)	151,818
Total debt securities	286,191	307	(4,054)	282,444
Equity securities	788	-	(40)	748
Total securities	$286,979	$307	$(4,094)	$283,192
December 31, 2005:
U. S. Government sponsored agencies	$94,110	$-	$(1,649)	$92,461
State and municipal securities	7,952	29	(13)	7,968
Corporate debt securities	7,122	59	(68)	7,113
Mortgage-backed securities	129,149	58	(2,337)	126,870
Total debt securities	238,333	146	(4,067)	234,412
Equity securities	788	-	(55)	733
Total securities	$239,121	$146	$(4,122)	$235,145

The amortized cost and fair value of debt securities available for sale as of December 31, 2006 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$7,135	$7,073
Due from one year to five years	104,178	102,816
Due from five to ten years	20,595	20,227
Due after ten years	515	510
Mortgage-backed securities	153,768	151,818
	$286,191	$282,444

Securities with a carrying value of approximately $192,951,000 and $176,128,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	SECURITIES (Continued)

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Gross gains on sales of securities	$-	$61	$-
Gross losses on sales of securities	(308)	(452)	-
Net realized gains (losses) on sales of securities available for sale	$(308)	$(391)	$-

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2006:
U. S. Government sponsored agencies	$18,869	$(75)	$72,520	$(1,300)	$91,389	$(1,375)
State and municipal securities	9,658	(300)	4,884	(172)	14,542	(472)
Corporate debt securities	-	-	1,935	(63)	1,935	(63)
Mortgage-backed securities	69,148	(359)	69,642	(1,785)	138,791	(2,144)
Subtotal, debt securities	97,675	(734)	148,981	(3,320)	246,657	(4,054)
Equity securities	-	-	567	(40)	567	(40)
Total temporarily impaired securities	$97,675	$(734)	$149,548	$(3,360)	$247,224	$(4,094)
December 31, 2005:
U. S. Government sponsored agencies	$41,332	$(446)	$55,093	$(1,203)	$96,425	$(1,649)
State and municipal securities	-	-	808	(13)	808	(13)
Corporate debt securities	971	(20)	3,543	(48)	4,514	(68)
Mortgage-backed securities	40,688	(100)	79,105	(2,237)	119,793	(2,337)
Subtotal, debt securities	82,991	(566)	138,549	(3,501)	221,540	(4,067)
Equity securities	-	-	213	(55)	213	(55)
Total temporarily impaired securities	$82,991	$(566)	$138,762	$(3,556)	$221,753	$(4,122)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral.  All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
Commercial and financial	$174,852	$152,715
Agricultural	33,980	30,437
Real estate - construction	340,325	224,230
Real estate - mortgage, farmland	91,650	74,023
Real estate - mortgage, commercial	397,837	321,443
Real estate - mortgage, residential	339,843	317,593
Consumer installment loans	59,422	62,508
Other	5,042	3,652
	1,442,951	1,186,601
Allowance for loan losses	24,863	22,294
	$1,418,088	$1,164,307

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended December 31,
	2006	2005	2004
Impaired loans without a valuation allowance	$-	$-	$-
Impaired loans with a valuation allowance	6,834	9,586	5,640
Total impaired loans	$6,834	$9,586	$5,640
Valuation allowance related to impaired loans	$1,034	$1,749	$1,001
Average investment in impaired loans	$8,181	$5,236	$6,229
Interest income recognized on impaired loans	$15	$26	$2
Forgone interest income on impaired loans	$404	$527	$557

Loans on nonaccrual status amounted to approximately $6.8 million, $9.6 million and $5.6 million at December 31, 2006, 2005 and 2004, respectively.  There were no material amounts of loans past due ninety days or more and still accruing interest at December 31, 2006, 2005 or 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are as follows:

	December 31,
	2006	2005	2004
	(Dollars in Thousands)

Balance, beginning of year	$22,294	$15,493	$14,963
Provision for loan losses	2,837	1,651	1,786
Loans charged off	(3,198)	(2,155)	(3,576)
Recoveries of loans previously charged off	1,906	1,777	1,665
Acquired loan loss reserve	1,024	5,528	655
Balance, end of year	$24,863	$22,294	$15,493

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Company policy provides for no loans to executive officers.  Changes in related party loans are summarized as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
Balance, beginning of year	$40,349	$38,313
Advances	6,986	62,392
Repayments	(4,939)	(66,254)
Transactions due to changes in related parties	(36,484)	5,898
Balance, end of year	$5,912	$40,349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
Land	$12,054	$13,070
Buildings	37,344	31,088
Furniture and equipment	21,496	19,991
Construction in progress; estimated cost to complete, $3,300,000	3,208	1,225
	74,102	65,374
Accumulated depreciation	(27,498)	(25,768)
	$46,604	$39,606

Leases

The Company has a noncancelable operating lease on its operations center with its Chairman of the Board.  The lease has an initial term of five years with one five year renewal option.

The Company also has various operating leases with unrelated parties on three branches.  Generally, these leases are on smaller locations with initial lease terms under ten years and up to two renewal options.

Rental expense amounted to approximately $147,000, $140,000 and $145,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows:

2007	$195,110
2008	137,027
2009	83,527
2010	67,527
Thereafter	39,391
$522,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2006		As of December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in Thousands)

Amortized intangible assets Core deposit premiums	$14,430	$8,331	$13,630	$7,218

The aggregate amortization expense for intangible assets was $1,113,000, $819,000 and $789,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The estimated amortization expense for each of the next five years is as follows:

2007	$1,298,000
2008	1,170,000
2009	584,000
2010	547,000
2011	547,000

Changes in the carrying amount of goodwill are as follows:

	For the Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
Beginning balance	$43,304	$24,325

Adjustment of previously acquired goodwill based on final allocations	749	728
Goodwill acquired through business combinations	10,312	18,251
Ending balance	$54,365	$43,304

NOTE 8.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $501.9 million and $356.0 million, respectively. The scheduled maturities of time deposits at December 31, 2006 are as follows:

(Dollars in Thousands)

2006	$774,142
2007	71,494
2008	19,398
2009	9,894
2010	4,824
Later years	-
$879,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	DEPOSITS (Continued)

At December 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $1.4 million and $860,000, respectively.

The Company had brokered deposits of $147.9 million and $78.1 million at December 31, 2006 and 2005.

NOTE 9.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2006 and 2005 were $15.9 million and $10.3 million, respectively.

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

Aggregate expense under the plan charged to operations during 2006, 2005 and 2004 amounted to $1.4 million, $1.2 million and $1.1 million, respectively.

NOTE 11.	DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements with certain executive officers and directors.  The plans call for certain amounts payable at retirement, death or disability.  The estimated present value of the deferred compensation is being accrued over the expected service period.  The Company and Banks have purchased life insurance policies which they intend to use to finance this liability.  Cash surrender value of life insurance of $2.2 million and $2.1 million at December 31, 2006 and 2005, respectively, is included in other assets.  Accrued deferred compensation of $1,114,000 and $1,285,000 at December 31, 2006 and 2005, respectively, is included in other liabilities.  Aggregate compensation expense under the plans were $112,000, $60,000 and $92,000 for 2006, 2005 and 2004, respectively, and is included in other operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2006	2005
	(Dollars in Thousands)
Advances under revolving credit agreement with a regional bank with interest at LIBOR plus 0.95% (6.28% at December 31, 2006) due in December 2007, secured by subsidiary bank stock.	$5,000	$5,000
Advances from the FHLB with interest at LIBOR plus 0.32% (5.65% at December 31, 2006) maturing August 2009.	65,000	-
Advances from Federal Home Loan Bank with a fixed interest rate of 3.64%, due September 2008.	1,000	-
Advances from Federal Home Loan Bank with interest at fixed rates (ranging from 2.96% to 6.12%) convertible to a variable rate at the option of the lender, due at various dates through May 2010.	4,500	101,000
Advances from Federal Home Loan Bank with interest at a fixed rate of 6.72%, payable in annual installments, due November 2006.	-	22
	$75,500	$106,022

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans, as well as FLHB stock.

Other borrowings at December 31, 2006 have maturities in future years as follows:

(Dollars in Thousands)

2007	$5,000
2008	3,500
2009	65,000
2010	2,000
2011	-
Later years	-
$75,500

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling approximately $89,425,000 at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Current	$11,425	$7,184	$6,378
Deferred	(296)	(35)	243
	$11,129	$7,149	$6,621

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Tax at federal income tax rate	$11,640	$7,098	$6,705
Increase (decrease) resulting from:
Tax-exempt interest	(318)	(182)	(209)
Amortization of intangible assets	-	2	79
Other	(193)	231	46
Provision for income taxes	$11,129	$7,149	$6,621

Net deferred income tax assets of $5,971,000 and $4,816,000 at December 31, 2006 and 2005, respectively, are included in other assets.  The components of deferred income taxes are as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
Deferred tax assets:
Loan loss reserves	$8,036	$6,492
Deferred compensation	390	417
Debt issue costs	-	331
Unearned compensation related to restricted stock	120	187
Nonaccrual interest	248	118
Net operating loss tax carryforward	652	43
Unrealized loss on securities available for sale	1,287	1,352
Other	248	260
	10,981	9,200
Deferred tax liabilities:
Depreciation and amortization	2,878	994
Intangible assets	2,132	3,390
	5,010	4,384

Net deferred tax assets	$5,971	$4,816

Net deferred tax assets at December 31, 2006 and 2005 includes net deferred tax assets (liabilities) of $822,000 and $(1,109,000), respectively, acquired in connection with business combinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In 2001, the Company formed a statutory business trust, ABC Bancorp Capital Trust I, which existed for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust securities in junior subordinated deferrable interest debentures (subordinated debentures); and (iii) engaging in only those activities necessary or incidental thereto.

The trust preferred securities in the amount of $34,500,000 issued through ABC Bancorp Capital Trust I and the related Debentures in the amount of $35,567,000 bore interest at 9%, and were redeemable in whole or in part at any time after September 30, 2006.  The Company redeemed all outstanding trust preferred certificates issued under the Trust during 2006.

During 2005, the Company acquired First National Banc Statutory Trust I, a subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of Trust Preferred Securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm.  The Trust Preferred Securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years.  There are certain circumstances (as described in the Trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2006 was $5,000,000.  The aggregate principal amount of Debentures outstanding was $5,155,000.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000.  The related debentures issued by the Company were in the aggregate principal amount of $37,114,000.  Both the trust preferred securities and the related Debentures bear interest at 3-Month LIBOR plus 1.63%.  Distributions on the trust preferred securities are paid quarterly, with interest on the Debentures being paid on the corresponding dates.  The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011.

Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s Consolidated Financial Statements.  However, the subordinated debentures issued by the Company and purchased by the trusts remain on the Consolidated Balance Sheet.  In addition, the related interest expense continues to be included in the Consolidated Statement of Income.  For regulatory capital purposes, the Trust Securities qualify as a component of Tier 1 Capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	STOCK-BASED COMPENSATION

The Company has two stock ownership and long-term incentive plans approved by the shareholders, the 1997 Ameris Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the “1997 Omnibus Plan”), and the 2005 Ameris Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan (the “2005 Omnibus Plan”).  Awards granted under the Omnibus Plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the Omnibus Plans.  The Omnibus Plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 1,785,000 subject to adjustment in certain circumstances to prevent dilution.

All stock options have an exercise price that is equal to the closing fair market value of Ameris’ stock on the date the options were granted.  Options granted under the Plan generally vest over a five year vesting period.  Stock options granted have a 10 year maximum term.  There are also options granted during 2005 and 2006 that contain time and performance-based vesting conditions.

As of December 31, 2006, the Company has outstanding a total of 89,770 restricted shares under the Omnibus Plans as compensation for certain employees.  These shares carry dividend and voting rights.  Sale of these shares is restricted prior to the date of vesting, which is three to five years from the date of the grant.  Shares issued under the plans are recorded at their fair market value on the date of their grant with a corresponding charge to equity.  The compensation expense is recognized on a straight-line basis over the related vesting period.  Compensation expense related to these grants was $484,000, $321,000 and $262,000 for 2006, 2005 and 2004, respectively.

As a result of the adoption of SFAS 123(R), the Company recorded approximately $339,000, or $0.03 per diluted share, of stock-based compensation cost in 2006.

Other pertinent information related to options is as follows:

A summary of non-performance-based option activity as of December 31, 2006 and changes during the years then ended is presented below:

	December 31, 2006				December 31, 2005				December 31, 2004
	Shares (000)	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value ($000)	Shares (000)	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value ($000)	Shares (000)	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value ($000)

Under option, beginning of year	296,235	$11.59			390,042	$10.87			412,247	$10.38
Granted	-	-			14,000	16.92			36,000	15.67
Exercised	(40,987)	6.94			(100,129)	9.43			(32,791)	9.75
Forfeited	(3,180)	16.43			(7,678)	13.53			(25,414)	11.02
Under option, end of year	252,068	$11.82	4.90	$4,123	296,235	$13.89	5.64	$1,763	390,042	$10.87	5.56	$2,204
Exercisable at end of year	206.917	$11.23	4.47	$3,505	207,851	$10.50	4.79	$1,941	252,366	$9.92	4.32	$1,666

Weighted-average fair value per option granted during year		N/A				$4.90				$3.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	STOCK-BASED COMPENSATION (Continued)

As of December 31, 2006, there was $140,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements for non-performance-based options.  That cost is expected to be recognized over a weighted-average period of 1.89 years.  The total fair value of those shares vested during the year ended December 31, 2006 was $1,094,000.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$8.25 - $10.00	92,406	3.36	$8.68	92,406	$8.68
$10.00 - $18.16	159,662	5.80	$13.64	114,410	$13.29
	252,068			206,816

A summary of the activity of performance-based options as of December 31, 2006 and 2005 and changes during the years then ended is presented below:

	December 31, 2006				December 31, 2005
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value ($000)
Under option, beginning of year	163,000	$18.07			-	$-
Granted	101,750	21.38			163,000	18.07
Exercised	-	-			-	-
Forfeited	(5,000)	18.00			-	-
Under option, end of year	259,750	$19.71	8.86	$2,290	163,000	$18.07	9.96	$281

Exercisable at end of year	79,300	$18.67	8.70	$754	30,500	$18.07	9.49	$56

The weighted-average grant date fair value of options granted during the years 2006 and 2005 was $3.48 and $5.08, respectively.  There were no performance-based options exercised during 2006 or 2005.  As of December 31, 2006, there was $765,000 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance-based options; that cost is expected to be recognized over a period of 4.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	STOCK-BASED COMPENSATION (Continued)

Information pertaining to performance-based options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$18.00 - $20.12	158,000	8.50	$18.64	61,100	$18.04
$20.76 - $28.53	101,750	9.42	$21.38	18,200	$20.79
	259,750			79,300

A summary of the status of Ameris’ restricted stock awards as of December 31, 2006 and changes during the year then ended is presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value

Nonvested shares at January 1, 2006	68,780	$14.85
Granted	46,850	21.17
Vested	(23,160)	12.13
Forfeited	(2,700)	13.32
Nonvested shares at December 31, 2006	89,770	$19.02

It is Ameris’ policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares.  Ameris recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term.  The balance of unearned compensation related to restricted stock grants as of December 31, 2006 and 2005 was approximately $1,001,000 and $526,000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005	2004
Dividend yield	1.96-2.70%	3.11%	3.40%
Expected life	8 years	8 years	7 years
Expected volatility	16.51-20.28%	30.05%	22.57%
Risk-free interest rate	4.45-5.12%	3.94%	4.52%
Weighted average volatility	19.61%	-%	-%
Weighted average expected dividends	2.64%	-%	-%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2006, the Company entered into a derivative instrument to minimize the volatility in its net interest margin due to a reduction in the prime rate and the resulting effect on interest income from its variable rate loan portfolio.  The Company purchased two $35 million notional amount, 3 and 5-year, 7% prime rate floor contracts to hedge against the exposure to the cash flow of these variable rate loans.  The premium paid for these contracts was $497,000.  These contracts are classified as cash flow hedges of an exposure to changes in the cash flow of a recognized asset.  As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings.  As of December 31, 2006, the hedge is deemed to be highly effective and the change in fair value of $62,000 is included in other assets, and the net after tax effect of $40,000 is reported in other comprehensive income.  A summary of the Company’s derivative financial instruments at December 31, 2006 is shown in the following table:

	Notional Amount	Rate of Floor	Index	Fair Value December 31, 2006

Cash flow hedges:
Floor - 5 year	$35,000,000	7%	Prime	$328,000
Floor - 3 year	35,000,000	7%	Prime	107,000
	$70,000,000			$435,000

NOTE 17.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Company's commitments is as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
Commitments to extend credit	$197,435	$184,265
Financial standby letters of credit	6,139	5,741
	$203,574	$190,006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Loan Commitments (Continued)

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

At December 31, 2006 and 2005, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2006 and 2005.

At December 31, 2006, the Company had guaranteed the debt of certain officers’ liabilities at another financial institution totaling approximately $550,000.  These guarantees represent the available credit line of those certain officers for the purchase of Company stock.  Any stock purchased under this program will be assigned to the Company and held in safekeeping. The Company has not been required to perform on any of these guarantees for the year ended December 31, 2006.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 18.	CONCENTRATIONS OF CREDIT

The Bank makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in Georgia, northern Florida, Alabama and South Carolina.  A substantial portion of the customers' abilities to honor their contracts is dependent on the business economy in the geographical area served by the Bank.

A substantial portion of the Company's loans are secured by real estate in the Company's primary market area.  In addition, a substantial portion of the other real estate owned is located in those same markets.  Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate conditions in the Company's primary market area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2006, approximately $11,290,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006	(Dollars in Thousands)
Total Capital to Risk Weighted Assets
Consolidated	$180,676	11.92%	$121,305	8.00%	- - - N/A - - -
Ameris Bank	$180,675	11.94%	$121,089	8.00%	$151,361	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$161,797	10.67%	$60,653	4.00%	- - - N/A - - -
Ameris Bank	$161,830	10.69%	$60,545	4.00%	$90,817	6.00%
Tier I Capital to Average Assets:
Consolidated	$161,797	8.58%	$75,452	4.00%	- - - N/A - - -
Ameris Bank	$161,830	8.64%	$74,954	4.00%	$93,693	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005	(Dollars in Thousands)
Total Capital to Risk Weighted Assets
Consolidated	$154,513	12.66%	$97,616	8.00%	- - - N/A - - -
Ameris Bank	$152,140	12.14%	$100,261	8.00%	$125,328	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$132,899	10.89%	$48,808	4.00%	- - - N/A - - -
Ameris Bank	$136,388	10.88%	$50,130	4.00%	$75,199	6.00%
Tier I Capital to Average Assets:
Consolidated	$132,899	9.71%	$54,757	4.00%	- - - N/A - - -
Ameris Bank	$136,388	9.09%	$60,018	4.00%	$75,023	5.00%

NOTE 20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Deposits:  The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value.  The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Federal Funds Purchased, Repurchase Agreements and Other Borrowings:  The carrying amount of variable rate borrowings, federal funds purchased and securities sold under repurchase agreements approximates fair value. The fair value of  fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

Subordinated Deferrable Interest Debentures: The carrying amount of the Company’s variable rate trust preferred securities approximates fair value. The fair value of the Company’s fixed rate trust preferred securities is based on available quoted market prices.

Accrued Interest:  The carrying amount of accrued interest approximates fair value.

Off-Balance-Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.  The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,418,088	$1,410,168	$1,164,307	$1,162,124

Financial liabilities:
Deposits	1,710,163	1,710,074	1,375,232	1,374,613
Other borrowings	75,500	75,554	106,022	106,043
Subordinated deferrable interest debentures	42,269	42,269	40,722	43,745

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.	CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP
(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Dollars in Thousands)

	2006	2005
Assets
Cash and due from banks	$6,812	$4,865
Investment in subsidiaries	220,439	185,545
Other assets	6,414	11,310

Total assets	$233,665	$201,720

Liabilities
Other borrowings	$5,000	$5,000
Other liabilities	7,664	7,295
Subordinated deferrable interest debentures	42,269	40,722

Total liabilities	54,933	53,017

Stockholders' equity	178,732	148,703

Total liabilities and stockholders' equity	$233,665	$201,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.	CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP
(PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	2006	2005	2004
Income
Dividends from subsidiaries	$6,840	$11,952	$12,100
Interest on deposits in other banks	-	254	204
Fee income from subsidiaries	2,777	11,244	10,599
Other income	3,386	1,936	1,707
Total income	13,003	25,386	24,610

Expense
Interest	4,122	3,530	3,547
Amortization and depreciation	-	736	876
Business restructuring expense	-	2,838	-
Other expense	2,668	15,362	12,819
Total expense	6,790	22,466	17,242

Income before income tax benefits and equity in undistributed earnings of subsidiaries	6,213	2,920	7,368

Income tax benefits	175	3,258	1,647

Income before equity in undistributed earnings of subsidiaries	6,388	6,178	9,015

Equity in undistributed earnings of subsidiaries	15,740	7,550	4,086

Net income	$22,128	$13,728	$13,101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.	CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP
(PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$22,128	$13,728	$13,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	736	614
Amortization of unearned compensation	823	321	262
Undistributed earnings of subsidiaries	(15,740)	(7,550)	(4,086)
Decrease in interest receivable	-	3	4
Increase (decrease) in interest payable	(106)	10	-
Decrease in taxes payable	(177)	(1,190)	(370)
Provision for deferred taxes	201	(180)	318
(Increase) decrease in due from subsidiaries	166	(90)	234
Other operating activities	1,296	3,169	113
Total adjustments	(13,537)	(4,771)	(2,911)

Net cash provided by operating activities	8,591	8,957	10,190

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	-	4,546	13,029
Purchases of premises and equipment	(3)	(587)	(725)
Proceeds from sale of fixed assets	3,884	-	-
Contribution of capital to subsidiary bank	-	(325)	-
Net cash paid for acquisitions	-	(13,073)	(11,094)
Unfunded obligation for acquisition	(5,120)	-	-

Net cash provided by (used in) investing activities	(1,239)	(9,439)	1,210

FINANCING ACTIVITIES
Repayment of other borrowings	-	(219)	(1,462)
Proceeds from subordinated debentures	1,547	5,000	-
Purchase of treasury shares	(112)	(261)	(361)
Dividends paid	(7,288)	(6,355)	(5,475)
Reduction in income taxes payable resulting from vesting of restricted shares	40	53	234
Payment for fractional shares	-	(19)	-
Proceeds from exercise of stock options	408	945	320

Net cash used in financing activities	(5,405)	(856)	(6,744)

Net increase (decrease) in cash and due from banks	1,947	(1,338)	4,656

Cash and due from banks at beginning of year	4,865	6,203	1,547

Cash and due from banks at end of year	$6,812	$4,865	$6,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$4,224	$3,520	$3,547