Form 10-Q
period 2007-03-31
Ameris Bancorp
filed 2007-05-09
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 2054
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 13,536,736 shares of Common Stock outstanding as of May 1, 2007.

AMERIS BANCORP

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	(Unaudited)	(Audited)	(Unaudited)
	March 31	December 31	March 31
	2007	2006	2006
Assets
Cash and due from banks	$49,640	$66,856	$67,570
Federal funds sold & interest bearing deposits	94,496	135,232	56,998
Securities available for sale, at fair value	300,322	283,192	273,031

Loans	1,475,869	1,442,951	1,240,436
Less: allowance for loan losses	25,113	24,863	22,616
Loans, Net	1,450,756	1,418,088	1,217,820

Premises and equipment, net	47,251	46,604	40,194
Intangible assets, net	5,775	6,099	6,203
Goodwill	54,419	54,365	43,304
Other assets	33,754	37,106	33,771
	$2,036,413	$2,047,542	$1,738,891

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$197,845	$221,592	$193,869
Interest-bearing demand	574,089	545,564	423,682
Savings	64,182	63,255	73,532
Time deposits	876,391	879,752	730,023
Total deposits	1,712,507	1,710,163	1,421,106
Federal funds purchased & securities sold under agreements to repurchase	5,370	15,933	8,502
Other borrowings	75,500	75,500	100,095
Other liabilities	18,003	24,945	17,036
Subordinated deferrable interest debentures	42,269	42,269	40,722
Total liabilities	1,853,649	1,868,810	1,587,461

Stockholders' equity
Common stock, par value $1; 30,000,000 shares authorized;14,850,237, 14,850,237 and 14,286,041 shares issued at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	14,850	14,850	14,286
Capital surplus	81,620	81,481	67,097
Retained earnings	98,631	95,523	83,970
Accumulated other comprehensive income	(1,744)	(2,529)	(3,442)
	193,357	189,325	161,911
Treasury stock, at cost, 1,322,717, 1,322,717 and 1,318,465shares at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	(10,593)	(10,593)	(10,481)
Total stockholders' equity	182,764	178,732	151,430
	$2,036,413	$2,047,542	$1,738,891

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income
Interest and fees on loans	$30,760	$23,476
Interest on taxable securities	3,337	2,742
Interest on nontaxable securities	179	98
Interest on deposits in other banks	1,042	667
Interest on federal funds sold	91	158
	35,409	27,141

Interest expense
Interest on deposits	15,205	8,628
Interest on federal funds purchased and securities sold under agreements to repurchase	59	33
Interest on other borrowings	1,727	2,088
	16,991	10,749

Net interest income	18,419	16,392
Provision for loan losses	507	510
Net interest income after provision for loan losses	17,911	15,882

Other income
Service charges on deposit accounts	2,870	2,631
Mortgage banking activities	683	454
Other	972	800
Gain (loss) on sale of securities	-	9
	4,525	3,894

Other expense
Salaries and employee benefits	7,732	6,624
Equipment and occupancy expense	1,676	1,353
Amortization of intangible assets	324	209
Other operating expenses	4,712	3,899
	14,444	12,085

Income before income taxes	7,992	7,691

Applicable income taxes	2,968	2,591

Net income	$5,024	$5,100

Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax	$785	$(811)
Reclassification for gains included in net income	-	(6)
	$5,809	$4,283

Income per common share-Basic	$0.37	$0.39

Income per common share-Diluted	$0.37	$0.39

Dividends declared per share	$0.14	$0.14

Average shares outstanding	13,443,850	12,951,765

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(dollars in thousands)
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,024	$5,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	769	629
Provision for loan losses	507	510
Amortization of intangible assets	324	209
Other prepaids, deferrals and accruals, net	(3,104)	1,686
Net cash provided by operating activities	3,520	8,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in federal funds sold and interest bearing deposits	40,736	42,783
Proceeds from maturities of securities available for sale	8,818	8,268
Purchase of securities available for sale	(24,736)	(50,110)
Proceeds from sales of securities available for sale	-	3,956
Net increase in loans	(34,003)	(54,023)
Purchases of premises and equipment	(1,416)	(2,447)
Net cash used in investing activities	(10,601)	(51,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,344	45,874
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(10,563)	(1,805)
Decrease in other borrowings	-	(5,927)
Dividends declared	(1,916)	(1,813)
Proceeds from exercise of stock options	-	260
Net cash provided by (used in) by financing activities	(10,135)	36,589

Net decrease in cash and due from banks	$(17,216)	$(6,850)

Cash and due from banks at beginning of period	66,856	74,420

Cash and due from banks at end of period	$49,640	$67,570

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1 - Basis of Presentation & Accounting Policies
Ameris Bancorp, (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts the majority of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). Ameris Bank currently operates 46 branches in Georgia, Alabama, Northern Florida and South Carolina. Our business model capitalizes on the efficiencies of a billion dollar financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Banks through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ board of directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, each advisory board and senior managers make lending and community-specific decisions. This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 - Recent Business Combinations
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

Note 3 - Investment Securities
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

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2007, December 31, 2006 and March 31, 2006 are presented below:

	March 31, 2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$112,248	$73	$987	$111,334
State and municipal securities	19,178	34	481	18,731
Corporate debt securities	9,829	62	49	9,842
Mortgage backed securities	160,853	412	1,599	159,666
Marketable equity securities	788	0	39	528
	$302,896	$581	$3,155	$300,322

	December 31, 2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$103,207	$31	$(1,375)	$101,863
State and municipal securities	19,364	42	(472)	18,934
Corporate debt securities	9,852	40	(63)	9,829
Mortgage-backed securities	153,768	194	(2,144)	151,818
Marketable equity securities	788	0	(40)	748
	$286,979	$307	$(4,094)	$283,192

	March 31, 2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government and federal agencies	$108,559	$0	$2,055	$106,504
State and municipal securities	10,397	19	195	10,221
Corporate debt securities	7,101	44	85	7,060
Mortgage-backed securities	151,621	58	2,943	148,736
Marketable equity securities	567	0	59	509
	$278,247	$121	$5,336	$273,031

Note 4 - Loans
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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Commercial and financial	$177,647	$174,852	$152,573
Agricultural	35,576	33,980	30,903
Real estate-construction	354,795	340,325	241,506
Real estate-mortgage, farmland	91,451	91,650	75,826
Real estate-mortgage, commercial	413,316	397,837	350,280
Real estate-mortgage, residential	340,920	339,843	324,267
Consumer installment loans	56,861	59,422	60,975
Other	5,303	5,042	4,106
	$1,475,869	$1,442,951	$1,240,436

Note 5 - Allowance for Loan Losses
Activity in the allowance for loan losses for the three months ended March 31, 2007, for the year ended December 31, 2006 and for the three months ended March 31, 2006 is as follows:

(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Balance, January 1	$24,863	$22,294	$22,294
Provision for loan losses charged to expense	507	2,837	510
Loans charged off	(787)	(3,198)	(1419)
Recoveries of loans previously charged off	530	1,906	1,231
Allowance for loan losses of acquired subsidiary	-	1,024	-
Ending balance	$25,113	$24,863	$22,616

Note 6 - Earnings per Share and Common Stock
Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
	(share data in thousands)
Basic shares outstanding	13,444	12,952
Plus: Dilutive effect of ISOs	194	109
Plus: Dilutive effect of Restricted Grants	30	0
Diluted shares outstanding	13,668	13,061

Note 7 - Stock-Based Compensation
At March 31, 2007, the Company had stock-based compensation plans, which are more fully described in Note 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006. On January 1, 2006, Ameris adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement Note 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

A summary of the status of the employee stock option plans as of March 31, 2007 and December 31, 2006 is presented below.

	Period Ended				Year Ended
	March 31, 2007				December 31, 2006
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Under option, beginning of the period:	511,818	15.88			459,235	13.89
Granted	-	-			101,750	21.38
Exercised	-	-			(40,987)	6.94
Forfeited	-	-			(8,180)	17.39
Under option, end of the period	511,818	15.88	6.57	$4,402	511,818	15.88	6.90	$6,413

Exercisable at the end of the period	288,137	13.28	4.98	$3,227	286,217	13.29	5.64	$4,259

Weighted-average fair value per option of options granted during the year				n/a				$5.08

The fair value of the options granted was based upon the discounted value of future cash flows of the options using the Black-Scholes option-pricing model and the following assumptions. There were no options granted during the first quarter of 2007.

Year Ended
December 31, 2006

Risk-free interest rate	4.45% - 5.12%
Expected life of the options	8 years
Expected dividend yield	1.96% - 2.70%
Expected volatility	16.51% - 20.28%

A summary of the status of Ameris’ nonvested shares as of December 31, 2006 and changes during the period ended March 31, 2007, is presented below:

	Shares (000’s)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	227,622	$4.01
Granted	-
Vested	(1,920)	2.47
Forfeited	-
Nonvested at September 30, 2006	225,702	$4.00

At March 31, 2007, there was $837,000 of unrecognized compensation cost related to stock-based awards which is expected to be recognized over a period of approximately 3.1 years.

Note 8 - Commitments, Contingencies and Contractual Obligations
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

The following represent the Company’s commitments to extend credit and standby letters of credit:

(dollars in thousands)	March 31, 2007	March 31, 2006

Commitments to extend credit	$178,343	$182,348

Standby letters of credit	7,335	3,876

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, legislative and regulatory initiatives; additional competition in Ameris’ markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by Ameris; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which Ameris is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in Ameris’ filings with the Securities and Exchange Commission under the Exchange Act.

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

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2007 as compared to December 31, 2006 and operating results for the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The Company’s total assets decreased $11.1 million, or 0.99%, since December 2006. Earning assets increased $9.1 million or 0.49% during the same period. Short term assets (federal funds sold and interest bearing deposits in banks) decreased $40.7 million due to an increase in loan demand and purchases of investment securities. Loans increased 2.3%, or $32.9 million, since December 2006, while the investment portfolio increased $16.9 million or 6.0%. Total deposits increased by 0.13%, or $2.3 million, due primarily to continued emphasis on sales activities and the Company’s willingness to pay higher rates to acquire and maintain deposit balances.

The growth in the balance sheet and earning assets contributed to solid growth in net interest income. Net interest income for the three months ended March 31, 2007 increased 12.2% to $18.4 million from $16.4 million for the three months ended March 31, 2006. This increase in interest income is the result of several factors, the most significant of which are the internal growth in earning assets, effective management of yields on earning assets and efforts to control the Company’s cost of funds.

Return on average equity for the three months ended March 31, 2007 and 2006 was 11.22% and 13.59%, respectively, on average equity of $181.6 million and $151.4 million, respectively. Return on average assets for the three months ended March 31, 2007 and 2006 were 1.01% and 1.20%, respectively.

The following table sets forth unaudited selected financial data for the previous five quarters and for the three month periods ending March 31, 2007 and 2006. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except	2007	2006
share data, taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations:
Net interest income	$18,418	$17,913	$17,897	$17,673	$16,392
Net interest income (tax equivalent)	18,565	18,065	18,046	17,716	16,495
Provision for loan losses	507	713	713	901	510
Non-interest income	4,525	7,022	5,252	3,536	3,894
Non-interest expense	14,444	15,625	13,481	12,294	12,085
Net income	5,024	5,758	5,954	5,315	5,100
Selected Average Balances:
Loans, net of unearned income	$1,458,725	$1,377,824	$1,351,601	$1,289,354	$1,213,586
Investment securities	292,979	272,769	266,450	270,842	265,680
Earning assets	1,837,001	1,776,925	1,682,425	1,585,473	1,549,065
Assets	2,014,040	1,946,772	1,851,073	1,733,204	1,723,891
Deposits	1,688,885	1,627,188	1,529,441	1,418,742	1,421,106
Shareholders’ equity	181,645	169,135	155,922	152,329	151,430
Period-End Balances:
Loans, net of unearned income	$1,475,869	$1,442,951	$1,373,071	$1,330,713	$1,240,436
Earning assets	1,870,466	1,861,375	1,787,735	1,614,638	1,570,465
Total assets	2,036,413	2,047,542	1,945,904	1,783,344	1,738,891
Deposits	1,712,507	1,710,163	1,640,966	1,446,128	1,421,106
Long-term obligations	117,769	112,769	118,556	124,094	100,095
Shareholders’ equity	182,764	178,732	160,440	153,002	151,430
Per Common Share Data:
Earnings per share-Basic	$0.37	$0.44	$0.46	$0.41	$0.39
Earnings per share - Diluted	0.37	0.43	0.45	0.40	0.39
Book value per share	13.51	13.24	12.31	11.75	11.68
End of period shares outstanding	13,527,520	13,553,002	13,033,193	13,021,510	12,967,576
Weighted average shares outstanding
Basic	13,443,850	13,044,493	13,022,400	12,985,424	12,951,765
Diluteddon	13,667,509	13,269,289	13,226,055	13,139,130	13,060,533
Market Price:
High Closing Price	28.32	28.18	27.21	23.14	23.26
Low Closing Price	23.25	29.13	27.91	23.24	23.29
Closing Price for Quarter	24.48	25.90	21.09	20.23	19.71
Trading volume (avg. daily)	41,130	23,016	36,957	21,949	15,952
Cash dividends per share	0.14	0.14	0.14	0.14	0.14
Price to earnings	16.54	16.38	14.79	14.11	14.91
Price to book value	1.81	2.13	2.21	1.97	1.99
Performance Ratios:
Return on average assets	1.01%	1.17%	1.28%	1.23%	1.20%
Return on average equity	11.22%	13.51%	15.15%	14.00%	13.59%
Avg. loans as % of avg. deposits	86.18%	84.68%	88.37%	90.88%	87.96%
Net interest margin (tax equivalent)	4.10%	4.03%	4.26%	4.48%	4.32%
Average equity to average assets	9.02%	8.69%	8.42%	8.74%	8.80%
Efficiency ratio	62.95%	62.66%	58.24%	57.97%	59.57%

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Interest Income
Interest income for the three months ended March 31, 2007 was $18.4 million, an increase of $2.0 million, or 12.35%, compared to $16.4 million for the same period in 2006. Average earning assets for the three month period increased $287.9 million, or 18.59%, to $1.8 billion as of March 31, 2007, compared to $1.5 billion as of March 31, 2006. Yield on average earning assets increased to 7.85% from 7.13% for the quarters ended March 31, 2007 and 2006, respectively. The Company’s increase in interest income is primarily attributable to higher levels in prevailing interest rates as well as continued growth from both internal sources and the acquisition of Islands Bancorp on December 31, 2006.

Interest Expense
Interest expense on deposits for the three months ended March 31, 2007 was $15.2 million, an increase of $6.6 million from March 31, 2006.  Total funding costs for the Company (deposits and wholesale borrowings) increased $6.2 million, or 58.0%, to $16.9 million for the three months ended March 31, 2007, compared to $10.7 million for the three months ended March 31, 2006. Total cost of funding for the Company increased substantially to 3.79% from 2.83% during the first quarter of 2006. The increase in the cost of funding relates mostly to an aggressive effort by the Company to seize market share in larger, growth oriented cities such as Jacksonville, Florida and Columbia, SC. This aggressive position on pricing new deposits sometimes influences existing balances and raises the cost of funding by more than just incremental inflows of deposits. The Company’s focus has been largely centered on demand deposits (interest-bearing and non interest-bearing) which have increased to $778.4 million or 26.0% from March 31, 2006.

Net Interest Income
Net interest income for the three months ended March 31, 2007 increased $2.0 million or 12.2%, to $18.4 million compared to the same quarter in 2006. The Company’s net interest margin decreased over the same period from 4.32% during the first quarter of 2006 to 4.10% in the first quarter of 2007. The increase in net interest income relates to continued double digit growth in earning assets, offset somewhat by the lower net interest margins. Net interest margins in the first quarter of 2006 were unusually high for the Company as interest rates continued to move higher during the quarter and the Company’s balance sheet had higher levels of asset sensitivity than management thought appropriate.

Provision for Loan Losses
The provision for loan losses was $507 for the three months ended March 31, 2007, compared to $510 for the same quarter in 2006.  The amount of provision for loan losses is determined using the Company’s methodology that grades each loan and determines the reserve necessary for the portfolio based on those grades. Management believes that the present allowance for loan losses is adequate at March 31, 2007.

Non-interest Income
Non-interest income was $4.5 million for the three months ended March 31, 2007, an increase of $631,000 from reported amount in the first quarter of 2006. Service charges on deposit accounts increased 9.1% to $2.8 million due to higher levels of demand deposits and higher fee structures implemented during the second half of 2006. Income from mortgage banking activities increased 50.4% to $683,000 during the first quarter when compared to the same quarter in 2006. This increase in mortgage income relates mostly to the placement of additional mortgage loan officers in many of the Company’s markets and increased sales effectiveness from existing mortgage officers from sales training and referral activity in the Bank.

Non-interest Expense
Non-interest expenses for the first quarter of 2007 were $14.4 million, an increase of $2.4 million from the first quarter of 2006. Salaries and employee benefits increased $1.1 million to $7.7 million during the quarter due to the recent acquisition of Islands Bancorp on December 31, 2006 as well as additional new hires across the Company’s other growth markets. Occupancy increased slightly to $1.7 million during the first quarter of 2007 from $1.4 million during the same quarter in 2006. New offices, opened during the last half of 2006 in Jacksonville, Florida and Douglas, Georgia have contributed to higher levels of occupancy and equipment expenses. Other non-interest expenses increased approximately $0.8 million to $4.7 million in the first quarter of 2007. These increases relate mostly to increased advertising, marketing and telecommunications expenses associated with expansion efforts in South Carolina and Jacksonville, Florida.

Income Taxes
The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income. For the three months ended March 31, 2007 and 2006, the provision for taxes was $3.0 million and $2.6 million, respectively. The effective tax rates for the three months ended March 31, 2007 and 2006 was 37.1% and 33.7%, respectively.

Capital
Capital management consists of providing equity to support both current and anticipated future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board (the “FRB”) and the Georgia Department of Banking and Finance (the “GDBF”), and the Banks are subject to capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (the “FDIC”), and the GDBF.

The FRB, the FDIC, and the GDBF have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks and to account for off-balance sheet exposure.

The minimum requirements established by the regulators are set forth in the table below, along with the actual ratios at March 31, 2007 and 2006.

	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2007 Actual	March 31, 2006 Actual
Tier 1 Capital (to Average Assets)	>5%	>4%	8.45%	8.51%
Tier 1 Capital (to Risk Weighted Assets)	>6%	>4%	10.95%	11.05%
Total Capital (to Risk Weighted Assets)	>10%	>8%	12.20%	12.75%

Management believes, as March 31, 2007, that the Company and the Banks met all capital requirements to which they are subject.

Loans and Allowance for Loan Losses
At March 31, 2007, gross loans outstanding were $1.48 billion, an increase of $235.4 million, or 20%, over net loans at March 31, 2006. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and expansion into faster growing markets over the past couple years. The Company constantly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

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

For the three month period ending March 31, 2007, the Company recorded net charge-offs totaling $257,000 for the period compared to $188,000 for the same period in 2006.  The provision for loan losses for the three months ended March 31, 2007 and 2006 was $507,000 and $510,000 respectively.  The allowance for loan losses totaled $25.1 million, or 1.70% of total loans, March 31, 2007, compared to $22.6 million, or 1.82% of total loans, at March 31, 2006.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2007 and 2006:

(dollars in thousands)	March 31, 2007	March 31, 2006
Balance of allowance for loan losses at beginning of period	$24,863	$22,294
Provision charged to operating expense	507	510
Charge-offs:
Commercial	353	181
Installment	146	163
Real estate	288	1,005
Agriculture	0	0
Other	0	70
Total charge-offs	787	1,419
Recoveries:
Commercial	357	636
Installment	121	247
Real estate	51	335
Agriculture	0	0
Other	0	13
Total recoveries	530	1,231
Net charge-offs (recoveries)	257	188
Balance of allowance for loan losses at end of period	$25,113	$22,616
Net annualized (charge-offs) recoveries as a percentage of average loans	0.07%	0.06%
Reserve for loan losses as a percentage of loans at end of period	1.70%	1.82%

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

Non-performing assets were as follows:
(dollars in thousands)	March 31, 2007	December 31, 2006
Total nonaccrual loans	$8,891	$6,877
Accruing loans delinquent 90 days or more	-	-
Other real estate owned and repossessed collateral	1,038	1,838
Total non-performing assets	$9,929	$8,715

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Banks maintain relationships with correspondent banks, which could provide funds to them on short notice, if needed. The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Banks is equal to 20% of the Banks’ total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2007, there were $71.5 million in advances outstanding with the Federal Home Loan Bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2007	December 31, 2006	September 31, 2006	June 30, 2006	March 31, 2006
Total securities to total deposits	17.54%	16.55%	16.24%	17.79%	19.21%
Total loans (net of unearned income) to total deposits	86.18%	84.37%	83.67%	92.02%	87.29%
Interest-earning assets to total assets	91.86%	90.90%	91.87%	90.54%	90.31%
Interest-bearing deposits to total deposits	88.45%	87.04%	86.17%	86.07%	86.36%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Banks’ liquidity ratios at March 31, 2007 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U. S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended March 31, 2007, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None

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

Date: May 9, 2007

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