Form 10-Q
period 2007-08-06
Ameris Bancorp
filed 2007-08-09
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   001-13901

AMERIS BANCORP
(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

24 SECOND AVE., SE MOULTRIE, GA 31768
(Address of principal executive offices)

(229) 890-1111
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).Yes  ☐No  ☒

There were 13,541,576 shares of Common Stock outstanding as of August 3, 2007.

AMERIS BANCORP

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	(Unaudited)	(Audited)	(Unaudited)
	June 30	December 31	June 30
	2007	2006	2006
Assets
Cash and due from banks	$50,328	$66,856	$63,894
Federal funds sold & interest bearing deposits	16,342	135,232	26,642
Securities available for sale, at fair value	300,642	283,192	257,283

Loans	1,556,862	1,442,951	1,330,713
Less: allowance for loan losses	25,032	24,863	23,366
Loans, Net	1,531,831	1,418,088	1,307,347

Premises and equipment, net	52,385	46,604	40,625
Intangible assets, net	5,450	6,099	5,971
Goodwill	54,629	54,365	42,933
Other assets	37,466	37,106	38,649
Total assets	$2,049,073	$2,047,542	$1,783,344

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$200,849	$221,592	$201,489
Interest-bearing demand	576,309	545,564	418,310
Savings	60,243	63,255	71,873
Time deposits	857,785	879,752	754,456
Total deposits	1,695,185	1,710,163	1,446,128
Federal funds purchased & securities sold under agreements to repurchase	6,966	15,933	3,769
Other borrowings	105,500	75,500	124,094
Other liabilities	15,054	24,945	15,629
Subordinated deferrable interest debentures	42,269	42,269	40,722
Total liabilities	1,864,974	1,868,810	1,630,342

Stockholders' Equity
Common stock, par value $1; 30,000,000 shares authorized;14,867,934, 14,850,237 and 14,339,975 shares issued at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	14,868	14,850	14,340
Capital surplus	82,019	81,481	67,352
Retained earnings	102,124	95,523	87,466
Accumulated other comprehensive income	(4,231)	(2,529)	(5,675)
	194,780	189,325	163,483

Treasury stock, at cost, 1,326,458, 1,322,717 and 1,314,430 shares at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	(10,681)	(10,593)	(10,481)
Total stockholders' equity	184,099	178,732	153,002
Total liabilities and stockholders' equity	$2,049,073	$2,047,542	$1,783,344

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$31,573	$26,355	$62,332	$49,831
Interest on taxable securities	3,434	2,950	6,771	5,692
Interest on nontaxable securities	176	127	355	225
Interest on deposits in other banks	659	390	1,700	1,057
Interest on federal funds sold	1	-	92	158
Total Interest Income	35,842	29,822	71,251	56,963

Interest expense
Interest on deposits	15,540	9,979	30,744	18,607
Interest on federal funds purchased and securities sold under agreements to repurchase	34	48	93	81
Interest on other borrowings	1,939	2,122	3,665	4,210
Total Interest Expense	17,512	12,149	34,503	22,898

Net interest income	18,330	17,673	36,748	34,065
Provision for loan losses	936	901	1,444	1,411
Net interest income after provision for loan losses	17,394	16,772	35,304	32,654

Other income
Service charges on deposit accounts	3,066	2,926	5,936	5,557
Mortgage banking activities	799	494	1,482	948
Other	769	430	1,742	1,230
Gain (loss) on sale of securities	8	(314)	8	(305)
Total Other Income	4,643	3,536	9,168	7,430

Other expense
Salaries and employee benefits	7,492	6,042	15,224	12,666
Equipment and occupancy expense	1,718	1,544	3,394	2,897
Amortization of intangible assets	324	232	649	441
Other operating expenses	4,245	4,476	8,956	8,375
Total Other Expense	13,780	12,294	28,224	24,379

Income before income taxes	8,257	8,014	16,248	15,705

Applicable income taxes	2,884	2,699	5,852	5,290

Net income	$5,373	$5,315	$10,397	$10,415

Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax	(2,487)	(2,440)	(1,702)	(3,251)
Reclassification for gains included in net income	-	207	-	201
	$2,886	$3,082	$8,695	$7,365

Income per common share-Basic	$0.40	$0.41	$0.77	$0.80

Income per common share-Diluted	$0.39	$0.40	$0.76	$0.79

Dividends declared per share	$0.14	$0.14	$0.28	$0.28

Average shares outstanding	13,443,850	12,951,765	13,665,050	13,118,881

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(dollars in thousands)
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,397	$10,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,556	1,341
Provision for loan losses	1,444	1,411
Amortization of intangible assets	649	441
Other prepaids, deferrals and accruals, net	(10,796)	(2,792)
Net cash provided by operating activities	3,250	10,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in federal funds sold and interest bearing deposits	118,890	2,285
Proceeds from maturities of securities available for sale	17,771	19,703
Purchase of securities available for sale	(38,521)	(61,665)
Proceeds from sales of securities available for sale	982	15,212
Net increase in loans	(113,911)	(144,451)
Purchases of premises and equipment	(7,337)	(2,360)
Net cash used in investing activities	(22,126)	(171,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	(14,978)	70,896
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(8,967)	(6,538)
Increase in other borrowings	30,000	18,702
Dividends declared	(3,844)	(3,633)
Proceeds from exercise of stock options	137	283
Net cash provided by (used in) by financing activities	2,348	79,080

Net decrease in cash and due from banks	$(16,528)	$(81,380)

Cash and due from banks at beginning of period	66,856	145,274

Cash and due from banks at end of period	$50,328	$63,894

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 1 - Basis of Presentation & Accounting Policies
Ameris Bancorp, (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia.  Ameris conducts the majority of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”).  Ameris Bank currently operates 46 branches in Georgia, Alabama, Northern Florida and South Carolina.  Our business model capitalizes on the efficiencies of a billion dollar financial services company while still providing the community with the personalized banking service expected by our customers.  We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards.  Ameris’ board of directors and senior managers establish corporate policy, strategy and administrative policies.  Within Ameris’ established guidelines and policies, each advisory board and senior managers make lending and community-specific decisions.  This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the six months and quarter ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts reported as of December 31, 2006 or the period ended June 30, 2006 have been reclassified to conform with the presentation for June 30, 2007.  These reclassifications had no effect on previously reported net income or stockholders' equity.

Note 2 – Recent Business Combinations
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

Note 3 - Investment Securities
Ameris’ investment policy blends the needs of the Company’s liquidity and interest rate risk with its desire to improve income and provide funds for expected growth in loans.  Under this policy, the Company generally invests in obligations of the United States Treasury or other governmental or quasi-governmental agencies.  Ameris’ portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited.  For a small portion of Ameris’ portfolio that has been found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2007, December 31, 2006 and June 30, 2006 are presented below:

	June 30, 2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsered agencies	$112,316	$3	$(1,653)	$110,666
State and municipal securities	18,708	3	(452)	18,259
Corporate debt securities	9,808	16	(252)	9,572
Mortgage backed securities	165,126	46	(3,815)	161,357
Marketable equity securities	788	-	-	788
	$306,746	$68	$(6,172)	$300,642

	December 31, 2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsered agencies	$103,207	$31	$(1,375)	$101,863
State and municipal securities	19,364	42	(472)	18,934
Corporate debt securities	9,852	40	(63)	9,829
Mortgage-backed securities	153,768	194	(2,144)	151,818
Marketable equity securities	788	-	(40)	748
	$286,979	$307	$(4,094)	$283,192

	June 30, 2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsered agencies	$101,168	$-	$(3,031)	$98,137
State and municipal securities	16,439	9	(668)	15,780
Corporate debt securities	5,284	13	(119)	5,178
Mortgage-backed securities	142,423	9	(4,748)	137,684
Marketable equity securities	567	-	(64)	504
	$265,808	$32	$(8,630)	$257,283

Note 4 - Loans
The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans.  Ameris concentrates the majority of its lending activities on real estate loans where the historical loss percentages have been low.  While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond Ameris’ control, such as local, regional and/or national economic downturns.  General conditions in the real estate market may also impact the relative risk in the real estate portfolio.  Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

The Company evaluates loans for impairment when a loan is risk rated as substandard or doubtful.  The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral.  In these circumstances, impairment is measured based upon the estimated fair value of the collateral.  In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value.  Impairment with regard to substantially all of Ameris’ impaired loans has been measured based on the estimated fair value of the underlying collateral.  The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.  At the time the contractual payments on a loan are deemed to be uncollectible, Ameris’ policy is to record a charge-off against the allowance for loan losses.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Commercial and financial	$158,628	$174,852	$155,485
Agricultural	46,279	33,980	40,731
Real estate-construction	380,617	340,325	300,534
Real estate-mortgage, farmland	96,834	91,650	84,282
Real estate-mortgage, commercial	465,208	397,837	363,402
Real estate-mortgage, residential	347,644	339,843	320,822
Consumer installment loans	56,419	59,422	60,467
Other	5,233	5,042	4,990
	$1,556,862	$1,442,951	$1,330,713

Note 5 - Allowance for Loan Losses
Activity in the allowance for loan losses for the six months ended June 30, 2007, for the year ended December 31, 2006 and for the six months ended June 30, 2006 is as follows:

(dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Balance, January 1	$24,863	$22,294	$22,294
Provision for loan losses charged to expense	1,444	2,837	1,411
Loans charged off	(2,113)	(3,198)	(1,758)
Recoveries of loans previously charged off	838	1,906	1,419
Allowance for loan losses of acquired subsidiary	-	1,024	-
Ending balance	$25,032	$24,863	$23,366

Note 6 - Weighted Average Shares Outstanding
Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	13,486	12,985	13,465	12,969
Plus: Dilutive effect of ISOs	170	154	182	150
Plus: Dilutive effect of Restricted Grants	7	0	18	0
Diluted shares outstanding	13,663	13,139	13,665	13,119

Note 7 – Commitments and Contingencies

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

The following represent the Company’s commitments to extend credit and standby letters of credit:

(dollars in thousands)	June 30, 2007	June 30, 2006

Commitments to extend credit	$206,590	$198,384

Standby letters of credit	6,719	7,178

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2007 as compared to December 31, 2006 and operating results for the three-month and six-month periods ended June 30, 2007 as compared to the three-month and six-month periods ended June 30, 2006.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The Company’s total assets increased $1.5 million from December 31, 2006 to $2.05 billion.  Earning assets increased $12.5 million or 0.67% during the same period.  Short term assets (federal funds sold and interest bearing deposits in banks) decreased $118.9 million due to an increase in loan demand and purchases of investment securities.  Loans increased 7.9%, or $113.9 million, since December 2006, while the investment portfolio increased $17.5 million or 6.2%.  Total deposits decreased by 0.88%, or $15.0 million, due primarily to decreases in brokered deposits that matured and were not replaced.

The growth in the balance sheet and earning assets contributed to solid growth in net interest income.  Net interest income for the three months ended June 30, 2007 increased $657,000 or 3.7%, to $18.3 million compared to the three months ended June 30, 2006. Net interest income for the six months ended June 30, 2007 increased 7.9% to $36.7 million from $34.1 million for the six months ended June 30, 2006.  This increase in net interest income is the result of several factors, the most significant of which are the internal growth in earning assets, effective management of yields on earning assets and efforts to control the Company’s cost of funds.

Return on average equity for the six months ended June 30, 2007 and 2006 was 11.43% and 13.78% respectively, on average equity of $185.2 million and $151.2 million, respectively.  Return on average assets for the six months ended June 30, 2007 and 2006 was 1.04% and 1.21%, respectively.  Decreases in profitability levels are mostly attributable to lower net interest margins.

The following table sets forth unaudited selected financial data for the previous five quarters and for the six-month periods ending June 30, 2007 and 2006.  This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

	2007		2006
(in thousands, except share data, taxable equivalent)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Results of Operations:
Net interest income	$18,330	$18,419	$17,913	$17,897	$17,673
Net interest income (tax equivalent)	18,722	18,565	18,065	18,046	17,716
Provision for loan losses	936	507	713	713	901
Non-interest income	4,643	4,525	7,022	5,252	3,536
Non-interest expense	13,780	14,444	15,625	13,481	12,294
Net income	5,373	5,024	5,758	5,954	5,315
Selected Average Balances:
Loans, net of unearned income	$1,511,333	$1,458,725	$1,377,824	$1,351,601	$1,289,354
Investment securities	301,848	292,979	272,769	266,450	270,842
Earning assets	1,862,381	1,837,001	1,776,925	1,682,425	1,585,473
Assets	2,030,018	2,014,040	1,946,772	1,851,073	1,733,204
Deposits	1,693,020	1,688,885	1,627,188	1,529,441	1,418,742
Shareholders’ equity	185,177	181,645	169,135	155,922	152,329
Period-End Balances:
Loans, net of unearned income	$1,556,862	$1,475,869	$1,442,951	$1,373,071	$1,330,713
Earning assets	1,873,846	1,870,687	1,861,375	1,787,735	1,614,638
Total assets	2,049,073	2,036,413	2,047,542	1,945,904	1,783,344
Deposits	1,695,185	1,712,507	1,710,163	1,640,966	1,446,128
Long-term obligations	142,769	117,769	112,769	118,556	164,816
Shareholders’ equity	184,099	182,764	178,732	160,440	153,002
Per Common Share Data:
Earnings per share-Basic	$0.40	$0.37	$0.44	$0.46	$0.41
Earnings per share – Diluted	0.39	0.37	0.43	0.45	0.40
Book value per share	13.60	13.51	13.24	12.31	11.75
End of period shares outstanding	13,541,476	13,527,520	13,553,002	13,033,193	13,021,510
Weighted average shares outstanding
Basic	13,485,683	13,443,850	13,044,493	13,022,400	12,985,424
Diluted	13,663,072	13,667,509	13,269,289	13,226,055	13,139,130
Market Price:
High Closing Price	25.58	28.15	28.99	27.77	23.01
Low Closing Price	21.76	23.11	25.77	20.99	20.03
Closing Price for Quarter	22.47	24.33	28.18	27.07	22.91
Trading volume (avg. daily)	38,941	41,130	23,016	36,957	21,949
Cash dividends per share	0.14	0.14	0.14	0.14	0.14
Price to earnings	14.40	16.54	16.38	14.79	14.11
Price to book value	1.65	1.81	2.13	2.21	1.97
Performance Ratios:
Return on average assets	1.06%	1.01%	1.17%	1.28%	1.23%
Return on average equity	11.64%	11.22%	13.51%	15.15%	14.00%
Avg. loans as % of avg. deposits	89.27%	86.18%	84.68%	88.37%	90.88%
Net interest margin (tax equivalent)	4.03%	4.10%	4.03%	4.26%	4.48%
Average equity to average assets	9.12%	9.02%	8.69%	8.42%	8.74%
Efficiency ratio	59.98%	62.95%	62.66%	58.24%	57.97%

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Interest Income
Interest income for the three months ended June 30, 2007 was $35.8 million, an increase of $6.0 million, or 20.2%, compared to $29.8 million for the same period in 2006.  Average earning assets for the three month period increased $276.9 million, or 17.5%, to $1.86 billion as of June 30, 2007, compared to $1.59 billion as of June 30, 2006.  Yield on average earning assets increased to 7.80% from 7.58% for the quarters ended June 30, 2007 and 2006, respectively. The Company’s increase in interest income is primarily attributable to higher levels in prevailing interest rates as well as continued growth from both internal sources and the acquisition of Islands Bancorp on December 31, 2006.

Interest Expense
Interest expense on deposits for the three months ended June 30, 2007 was $15.5 million, an increase of $5.6 million from the three months ended June 30, 2006.  Total funding costs for the Company (deposits and wholesale borrowings) increased $5.4 million, or 44.1%, to $17.5 million for the three months ended June 30, 2007, compared to $12.1 million for the three months ended June 30, 2006. Total cost of funding for the Company increased substantially to 3.84% from 3.10% during the second quarter of 2006.  The increase in the cost of funding relates mostly to an aggressive effort by the Company to seize market share in larger, metro markets.  This aggressive position on pricing new deposits periodically influences existing balances and raises the cost of funding by more than just incremental inflows of deposits. The Company’s focus has been largely centered on demand deposits (interest-bearing and non interest-bearing) which have increased to $777.2 million or 25.4% from June 30, 2006.

Net Interest Income
Net interest income for the three months ended June 30, 2007 increased $657,000 or 3.7%, to $18.3 million compared to the same quarter in 2006.  The Company’s net interest margin decreased over the same period from 4.50% during the second quarter of 2006 to 4.03% in the second quarter of 2007.  The increase in net interest income relates to continued double digit growth in earning assets, offset somewhat by the lower net interest margins.  Net interest margins in the second quarter of 2006 were unusually high for the Company as interest rates continued to move higher during the quarter and the Company’s balance sheet had higher levels of asset sensitivity.  During the last half of 2006 and continuing into the first part of 2007 management took steps to remove excess levels of asset sensitivity and while current margins are lower than historical levels, management believes these levels are less volatile.

Provision for Loan Losses
The provision for loan losses was $936,000 for the three months ended June 30, 2007, compared to $901,000 for the same quarter in 2006.  The amount of provision for loan losses is determined using the Company’s methodology that grades each loan and determines the reserve necessary for the portfolio based on those grades.  Management believes that the present allowance for loan losses is adequate at June 30, 2007.

Non-interest Income
Non-interest income was $4.6 million for the three months ended June 30, 2007, an increase of $1.1 million from the amount reported in the second quarter of 2006.  Service charges on deposit accounts increased 4.8% to $3.1 million due to higher levels of demand deposits and higher fee structures implemented during the second half of 2006.  Income from mortgage banking activities increased 61.8% to $799,000 during the second quarter of 2007 when compared to the same quarter in 2006.  This increase in mortgage income relates mostly to the placement of additional mortgage loan officers in many of the Company’s markets and increased sales effectiveness from existing mortgage officers from sales training and referral activity in the Bank.

Non-interest Expense
Non-interest expenses for the second quarter of 2007 were $13.8 million, an increase of $1.5 million from the second quarter of 2006.  Salaries and employee benefits increased $1.5 million to $7.5 million during the quarter due to the recent acquisition of Islands Bancorp on December 31, 2006 as well as additional new hires across the Company’s other growth markets.  Occupancy increased slightly to $1.7 million during the second quarter of 2007 from $1.5 million during the same quarter in 2006.  New offices opened during the last half of 2006, as well as expenses associated with office remodeling, have contributed to higher levels of occupancy and equipment expenses.  Other non-interest expenses decreased approximately $231,000 to $4.2 million in the second quarter of 2007 compared to the second quarter in 2006.  These decreases relate mostly to tighter controls over discretionary spending in response to lower levels of net interest margin.

Income Taxes
The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income.  For the three months ended June 30, 2007 and 2006, the provision for taxes was $2.9 million and $2.7 million, respectively.  The effective tax rates for the three months ended June 30, 2007 and 2006 was 34.9% and 33.7%, respectively.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Interest Income
Interest income for the six months ended June 30, 2007 was $71.3 million, an increase of $14.3 million, or 25.1%, compared to $57.0 million for the same period in 2006. Average earning assets for the six- month period increased $276.9 million, or 17.5%, to $1.86 billion as of June 30, 2007 compared to $1.59 billion as of June 30, 2006. Yield on average earning assets increased 64 basis points to 7.83% from 7.36% for the six months ended June 30, 2007 and 2006, respectively.

Interest Expense
Interest expense on deposits and other borrowings for the six months ended June 30, 2007 was $34.5 million, an $11.6 million, or 50.7%, increase from June 30, 2006. While average interest bearing liabilities increased $261.4 million, or 19.1% to $1.63 billion for the six months ended June 30, 2007 compared to $1.37 billion for the six months ended June 30, 2006, the yield on average interest bearing liabilities increased 89 basis points to 4.27% from 3.38% as of June 30, 2007 and 2006, respectively. The increases in interest expense are driven primarily by a higher interest rate environment and a more aggressive stance on deposit sales.

Net Interest Income
Net interest income for the six months ended June 30, 2007 increased $2.7 million, or 7.9%, to $36.7 million compared to $34.0 million for the same period ending June 30, 2006. The Company’s net interest margin decreased to 4.07% for the six months ended June 30, 2007 compared to 4.41% as of June 30, 2006.

Provision for Loan Losses
The provision for loan losses was unchanged at $1.4 million for the six months ended June 30, 2007 as compared to the same period in 2006. Total non-performing assets increased to $18.3 million at June 30, 2007 from $9.3 million at June 30, 2006.  For the six month period ending June 30, 2007, Ameris had net charge-offs of $1.3 million compared to $339,000 for the same period in 2006.  Changes in credit quality are discussed further under the heading "Loans and Allowance for Loan Losses".

Non-interest Income
Non-interest income for the first six months of 2007 was up $1.7 million, or 23.4%, compared to the same time period a year ago.  Service charges on deposit accounts increased 6.8%, or $379,000 due to higher number of deposit accounts.  Mortgage banking activities include origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities for the six months ended June 30, 2007 totaled $1.5 million, an increase of $534,000 or 56.4%, compared to $948,000 in the six months ended June 30, 2006.  During the second quarter of 2006, the Company recognized a $315,000 loss on the sale of securities to restructure a portion of the investment portfolio with no similar gain or loss during 2007.

Non-interest Expense
Non-interest expense for the first six months of 2007 was $28.2 million.  This represents a $3.8 million increase over the prior year period which totaled $24.4 million.  The increase in non-interest expense is attributable to salaries and employee benefits increasing $2.6 million, net occupancy and equipment increasing $497,000, amortization expense increasing $208,000 and other expense increasing $581,000.

At June 30, 2007, Ameris had 604 full-time equivalent employees compared to 585 full-time equivalent employees at June 30, 2006.  The Company continues to be successful in its efforts to hire seasoned professionals in production and management positions. Recruiting efforts were successful in Jacksonville, Florida with the hiring of commercial lending and mortgage bankers to staff the Company’s new branch that opened December 1, 2006. Initial efforts also were successful in South Carolina as Ameris hired several very seasoned bankers to lead the Company’s efforts in both the greater Columbia and Charleston markets. The Company is also continuing its efforts to expand production capacity and build greater market share in its larger, more metropolitan markets while reducing the number of back office and non-customer contact roles.

Salaries and employee benefits for the six months ended June 30, 2007 were $2.6 million higher than during the same period in 2006.  The majority of this increase is attributable to the acquisition of Islands Bancorp on December 31, 2006, as well as additional new hires across the Company’s other growth markets.

Occupancy and equipment expense increased $497,000 to $3.4 million for the six months ended June 30, 2007 as compared to the same period of 2006. New offices opened during the last half of 2006, as well as limited remodeling expenses, contributed to higher levels of occupancy and equipment expenses.

Other expenses for the six months ended June 30, 2007 increased $581,000 when compared to the same time period for 2006.  Most of this increase is attributable to additional expenses related to the new presence in South Carolina.

The Company’s efficiency ratio (operating expenses as a percent of total revenue) increased to 59.98% for the six months ended June 30, 2007 from 58.75% for the six months ended June 30, 2006.

Income Taxes
The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income. For the six months ended June 30, 2007 and 2006, the provision for taxes was $5.9 million and $5.3 million, respectively. The effective tax rate for the six months ended June 30, 2007 was 36.0% compared to 33.7% for the same period in 2006.

Capital
Capital management consists of providing equity to support both current and anticipated future operations.  The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board (the “FRB”) and the Georgia Department of Banking and Finance (the “GDBF”), and the Bank is subject to capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (the “FDIC”), and the GDBF.

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

The minimum requirements established by the regulators are set forth in the table below, along with the actual ratios at June 30, 2007 and 2006.

	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2007 Actual	June 30, 2006 Actual
Tier 1 Capital (to Average Assets)	≥5%	≥4%	8.59%	8.63%
Tier 1 Capital (to Risk Weighted Assets)	≥6%	≥4%	10.74%	10.75%
Total Capital (to Risk Weighted Assets)	≥10%	≥8%	11.99%	12.01%

Management believes that the Company and the Bank met all capital requirements to which they are subject as of June 30, 2007.

Loans and Allowance for Loan Losses
At June 30, 2007, gross loans outstanding were $1.56 billion, an increase of $226.1 million, or 17.0%, over gross loans at June 30, 2006.  The growth in the loan portfolio was attributable to a consistent focus on quality loan production and expansion into faster growing markets over the past couple years.  The Company constantly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

The Company primarily focuses on the following loan categories: (1) commercial and financial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, (5) agricultural and farmland related, and (6) consumer loans.  The Company’s management has strategically located its branches in Georgia, Florida, Alabama and South Carolina and has taken advantage of the growth in these areas.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate.  The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio.  Based on a credit evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Company’s Board of Directors.  The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories that management quantifies through the use of eight loan grades.  By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses.

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

For the six month period ending June 30, 2007, the Company recorded net charge-offs totaling $1.3 million for the period compared to $339,000 for the same period in 2006.  The majority of the charge-offs recorded during the first six months of 2007 relate to loans where management had previously identified a problem and accrued certain specific reserves through the provision for loan losses.  The provision for loan losses was $1.4 million for both the six month periods ended June 30, 2007 and 2006.  The allowance for loan losses totaled $25.0 million, or 1.61% of total loans at June 30, 2007, compared to $23.4 million, or 1.76% of total loans, at June 30, 2006.

The following table presents an analysis of the allowance for loan losses for the six month periods ended June 30, 2007 and 2006:

(dollars in thousands)	June 30, 2007	June 30, 2006
Balance of allowance for loan losses at beginning of period	$24,863	$22,294
Provision charged to operating expense	1,444	1,411
Charge-offs:
Commercial	1,312	334
Installment	228	330
Real estate	573	1,019
Agriculture	0	3
Other	0	72
Total charge-offs	2,113	1,758
Recoveries:
Commercial	549	691
Installment	221	309
Real estate	68	362
Agriculture	0	32
Other	0	25
Total recoveries	838	1,419
Net charge-offs (recoveries)	1,275	339
Balance of allowance for loan losses at end of period	$25,032	$23,366
Net annualized (charge-offs) recoveries as a percentage of average loans	0.16%	0.05%
Reserve for loan losses as a percentage of loans at end of period	1.61%	1.76%

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

Non-performing assets increased to $18.3 million at June 30, 2007 from $8.7 million at December 31, 2006. The majority of this increase involves two loan relationships that management believes are reserved for adequately based on exhaustive reviews of borrower strength and collateral values.

(dollars in thousands)	June 30, 2007	December 31, 2006
Total nonaccrual loans	$16,201	$6,877
Accruing loans delinquent 90 days or more	-	-
Other real estate owned and repossessed collateral	2,084	1,838
Total non-performing assets	$18,285	$8,715

Interest Rate Sensitivity and Liquidity
The Company’s primary market risk exposures are credit, interest rate risk and to a lesser degree, liquidity risk.  The Bank operates under an Asset Liability Management Policy approved by the Company’s Board of Directors and the Asset and Liability Committee (the “ALCO Committee”).  The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments.  These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities.  The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

The ALCO Committee is comprised of senior officers of Ameris and two outside members of the Company’s Board of Directors.  The ALCO Committee monitors strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin.  The objective of the ALCO Committee is to identify the interest rate, liquidity and market value risks of the Company’s balance sheet and use reasonable methods approved by the Company’s board and executive management to minimize those identified risks.

The normal course of business activity exposes the Company to interest rate risk.  Interest rate risk is managed within an overall asset and liability framework for the Company.  The principal objectives of asset and liability management are to predict the sensitivity of net interest spreads to potential changes in interest rates, control risk and enhance profitability.  Funding positions are kept within predetermined limits designed to properly manage risk and liquidity.  The Company employs sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates.  In addition, fluctuations in interest rates usually result in changes in the fair market value of the Company’s financial instruments, cash flows and net interest income.  The Company’s interest rate risk position is monitored by the ALCO Committee.

The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies.  Interest rate scenario models are prepared using software created and licensed from an outside vendor.  The Company’s simulation includes all financial assets and liabilities.  Simulation results quantify interest rate risk under various interest rate scenarios.  Management then develops and implements appropriate strategies.  The ALCO Committee has determined that an acceptable level of interest rate risk would be for net interest income to decrease no more than 5.00% given a change in selected interest rates of 200 basis points over any 24 month period.

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At June 30, 2007, there were $101.4 million in advances outstanding with the Federal Home Loan Bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Total securities to total deposits	17.74%	17.54%	16.55%	16.24%	17.79%
Total loans (net of unearned income) to total deposits	91.84%	86.18%	84.37%	83.67%	92.02%
Interest-earning assets to total assets	91.44%	91.86%	90.90%	91.87%	90.54%
Interest-bearing deposits to total deposits	88.15%	88.45%	87.04%	86.17%	86.07%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2007 were considered satisfactory.  The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U. S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity.  At June 30, 2007, the Company had two effective interest rate floors with notional amounts totaling $70 million.  These floors are hedging specific cash flows associated with certain variable rate loans and have strike rates of 7.00%.  Maturities range from September 2009 to September 2011.  Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk”. The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of the Company’s asset/liability management program, the timing of repriced assets and liabilities is referred to as "Gap management".

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

During the quarter ended June 30, 2007, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings

    None.

Item 1A.                        Risk Factors

    There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the
                                            year ended December 31, 2007.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.                                Defaults upon Senior Securities

            None.

Item 4.                                Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of our security holders by solicitation of proxies or otherwise during the second quarter of 2007.

Item 5.                                Other Information

    None.

Item 6.                                Exhibits

The following are filed with this report.

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

Date: August 9, 2007

/s/Dennis J. Zember, Jr.
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