Form 10-Q
period 2007-11-07
Ameris Bancorp
filed 2007-11-09
CIK 351569

10-Q form10q0907.htm AMERIS BANCORP 10-Q 09-30-07

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☐ No ☒

There were 13,539,120 shares of Common Stock outstanding as of November 5, 2007.

AMERIS BANCORP

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$58,281	$66,856	$54,093
Federal funds sold & interest bearing deposits in banks	22,910	135,232	148,118
Securities available for sale, at fair value	301,977	283,192	266,546

Loans	1,593,014	1,442,951	1,373,071
Less: allowance for loan losses	26,434	24,863	23,905
Loans, Net	1,566,580	1,418,088	1,349,166

Premises and equipment, net	54,639	46,604	42,266
Intangible assets, net	5,126	6,099	5,640
Goodwill	54,675	54,365	42,933
Other assets	38,951	37,106	37,142
Total assets	$2,103,139	$2,047,542	$1,945,904

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$192,707	$221,592	$226,939
Interest-bearing demand	586,891	545,564	517,300
Savings	57,080	63,255	66,645
Time deposits	871,177	879,752	830,082
Total deposits	1,707,855	1,710,163	1,640,966
Federal funds purchased & securities sold under agreements to repurchase	32,359	15,933	6,725
Other borrowings	116,500	75,500	76,287
Other liabilities	15,560	24,945	19,217
Subordinated deferrable interest debentures	42,269	42,269	42,269
Total liabilities	1,914,543	1,868,810	1,785,464

Stockholders' Equity
Common stock, par value $1; 30,000,000 shares authorized;14,869,134, 14,850,237 and 14,355,910 shares issued	14,869	14,850	14,356
Capital surplus	82,308	81,481	67,728
Retained earnings	103,805	95,523	91,589
Accumulated other comprehensive losses	(1,617)	(2,529)	(2,640)
	199,365	189,325	171,033

Treasury stock, at cost, 1,329,939, 1,322,717 and 1,322,717 shares	(10,769)	(10,593)	(10,593)
Total stockholders' equity	188,596	178,732	160,440
Total liabilities and stockholders' equity	$2,103,139	$2,047,542	$1,945,904

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$33,479	$28,553	$95,811	$78,384
Interest on taxable securities	3,480	2,986	10,252	8,678
Interest on nontaxable securities	175	156	530	381
Interest on deposits in other banks	317	899	2,017	1,956
Interest on federal funds sold	-	30	92	188
Total Interest Income	37,451	32,624	108,702	89,587

Interest expense
Interest on deposits	15,877	12,600	46,621	31,207
Interest on federal funds purchased & securities sold under agreements to repurchase	43	37	137	118
Interest on other borrowings	2,450	2,090	6,115	6,300
Total Interest Expense	18,370	14,727	52,873	37,625

Net interest income	19,081	17,897	55,829	51,962
Provision for loan losses	2,964	713	4,407	2,124
Net interest income after provision for loan losses	16,117	17,184	51,422	49,838

Other income
Service charges on deposit accounts	3,197	2,978	9,133	8,535
Mortgage banking activities	783	547	2,265	1,495
Other	680	1,730	2,422	2,960
Gain (loss) on sale of securities	(69)	(3)	(61)	(308)
Total Other Income	4,591	5,252	13,759	12,682

Other expense
Salaries and employee benefits	7,438	7,131	22,662	19,797
Equipment and occupancy expense	1,757	1,658	5,151	4,555
Amortization of intangible assets	324	344	973	785
Other operating expenses	5,650	4,348	14,607	12,723
Total Other Expense	15,169	13,481	43,394	37,860

Income before income taxes	5,539	8,955	21,787	24,660

Applicable income taxes	1,969	3,001	7,820	8,291

Net income	$3,570	$5,954	$13,967	$16,369

Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of tax	2,568	3,033	871	(218)
Reclassification for losses included in net income, net of tax	46	2	41	203
	$6,184	$8,989	$14,879	$16,354

Income per common share-Basic	$0.26	$0.46	$1.04	$1.26

Income per common share-Diluted	$0.26	$0.45	$1.02	$1.24

Dividends declared per share	$0.14	$0.14	$0.42	$0.42

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(dollars in thousands)
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,967	$16,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,299	2,129
Provision for loan losses	4,407	2,125
Amortization of intangible assets	973	561
Decrease in accrued expense	(2,295)	(4,472)
Other prepaids, deferrals and accruals, net	(4,809)	5,688
Net cash provided by operating activities	14,542	22,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease/(increase) in federal funds sold & interest bearing deposits	112,322	(119,191)
Proceeds from maturities of securities available for sale	24,379	26,444
Purchase of securities available for sale	(52,273)	(73,819)
Proceeds from sales of securities available for sale	10,153	15,963
Net increase in loans	(151,623)	(186,984)
Purchases of premises and equipment	(10,334)	(4,789)
Net cash used in investing activities	(67,376)	(342,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	(2,309)	265,734
Net decrease/(increase) in federal funds purchased & securities sold under agreements to repurchase	16,426	(3,582)
Increase/(decrease) in other borrowings	41,000	(28,188)
Dividends declared	(5,685)	(5,464)
Purchase of treasury shares	(176)	(112)
Decrease in unfunded obligation on Islands acquisition	(5,120)	-
Proceeds from exercise of stock options	122	407
Net cash provided by financing activities	44,258	228,795

Net decrease in cash and due from banks	$(8,576)	$(91,181)

Cash and due from banks at beginning of period	66,856	145,274

Cash and due from banks at end of period	$58,281	$54,093

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the nine months and quarter ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts reported as of December 31, 2006 or the period ended September 30, 2006 have been reclassified to conform with the presentation for September 30, 2007.  These reclassifications had no effect on previously reported net income or stockholders' equity.

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2007, December 31, 2006 and September 30, 2006 are presented below:

	September 30, 2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$104,097	$88	$(780)	$103,405
State and municipal securities	18,428	47	(139)	18,336
Corporate debt securities	9,784	34	(90)	9,728
Mortgage backed securities	170,479	242	(2,011)	168,709
Marketable equity securities	1,788	11	-	1,799
	$304,575	$423	$(3,020)	$301,977

	December 31, 2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$103,207	$31	$(1,375)	$101,863
State and municipal securities	19,364	42	(472)	18,934
Corporate debt securities	9,852	40	(63)	9,829
Mortgage-backed securities	153,768	194	(2,144)	151,818
Marketable equity securities	788	-	(40)	748
	$286,979	$307	$(4,094)	$283,192

	September 30, 2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$101,198	$13	$(1,394)	$99,817
State and municipal securities	16,436	34	(447)	16,023
Corporate debt securities	4,530	44	(62)	4,512
Mortgage-backed securities	148,175	47	(2,537)	145,685
Marketable equity securities	567	-	(58)	509
	$270,906	$138	$(4,498)	$266,546

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Commercial and financial	$158,822	$174,852	$162,444
Agricultural	47,762	33,980	44,945
Real estate-construction	392,823	340,325	304,464
Real estate-mortgage, farmland	99,518	91,650	92,094
Real estate-mortgage, commercial	477,166	397,837	385,140
Real estate-mortgage, residential	356,156	339,843	320,055
Consumer installment loans	55,796	59,422	58,405
Other	4,971	5,042	5,524
	$1,593,014	$1,442,951	$1,373,071

Note 5 - Allowance for Loan Losses
Activity in the allowance for loan losses for the nine months ended September 30, 2007, for the year ended December 31, 2006 and for the nine months ended September 30, 2006 is as follows:

(dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Balance, January 1	$24,863	$22,294	$22,294
Provision for loan losses charged to expense	4,407	2,837	2,124
Loans charged off	(3,919)	(3,198)	(2,502)
Recoveries of loans previously charged off	1,083	1,906	1,989
Allowance for loan losses of acquired subsidiary	-	1,024	-
Ending balance	$26,434	$24,863	$23,905

Note 6 - Weighted Average Shares Outstanding
Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	13,502	13,022	13,477	12,987
Plus: Dilutive effect of ISOs	117	204	161	170
Plus: Dilutive effect of Restricted Grants	1	0	12	0
Diluted shares outstanding	13,620	13,226	13,650	13,157

Note 7 – Other Borrowings
The Company has certain borrowing arrangements with various financial institutions that are used in the Company’s operations primarily to fund growth in earning assets when appropriate spreads can be realized.  At September 30, 2007, total other borrowings amounted to $116.5 million compared to $76.3 million at September 30, 2006.  The majority of these balances are comprised in the Company’s borrowing relationship with the FHLB of Atlanta.  Total borrowings at the FHLB were $111.5 million and $71.0 million at September 30, 2007 and 2006, respectively.   Increases in these borrowing levels were necessary as growth in deposits has not been adequate to fund the growth in earning assets over the period in question.  Management believes that this imbalance is temporary and does not believe that significant growth in borrowings will be required to continue growing earning assets in the future.

Note 8 – Commitments and Contingencies

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

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and expire in decreasing amounts with varying terms.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

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

The following represent the Company’s commitments to extend credit and standby letters of credit:

(dollars in thousands)	September 30, 2007	September 30, 2006

Commitments to extend credit	$211,111	$191,553

Standby letters of credit	8,275	6,073

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2007 as compared to December 31, 2006 and operating results for the three-month and nine-month periods ended September 30, 2007 as compared to the three-month and nine-month periods ended September 30, 2006.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The Company’s total assets increased $55.6 million from December 31, 2006 to $2.10 billion.  Earning assets increased $56.5 million, or 3.0%, during the same period.  Short term assets (federal funds sold and interest bearing deposits in banks) decreased $112.3 million due to an increase in loan demand and purchases of investment securities.  Loans increased 10.4%, or $150.1 million, since December 31, 2006, while the investment portfolio increased $18.8 million, or 6.6%.  Total deposits were virtually unchanged on September 30, 2007 at $1.7 billion, a decrease of 0.13%, or $2.3 million when compared to December 31, 2006.

The growth in the balance sheet and earning assets contributed to solid growth in net interest income.  Net interest income for the three months ended September 30, 2007 increased $1.2 million, or 6.6%, to $19.1 million compared to the three months ended September 30, 2006. Net interest income for the nine months ended September 30, 2007 increased 7.4% to $55.8 million from $52.0 million for the nine months ended September 30, 2006.  This increase in net interest income is the result of several factors, the most significant of which are the internal growth in earning assets, effective management of yields on earning assets and efforts to control the Company’s cost of funds.

Return on average equity for the nine months ended September 30, 2007 and 2006 was 10.10% and 14.33%, respectively, on average equity of $184.8 million and $152.8 million, respectively.  Return on average assets for the nine months ended September 30, 2007 and 2006 was 0.92% and 1.24%, respectively.  Decreases in profitability levels are attributable to several items:

•
Lower net interest margins resulting primarily from the persistent flat or inverted yield curve.  The Company’s base of funding (deposits and wholesale borrowings) is more closely tied to short term rates while asset yields are more closely tied to longer term rates (from two year to ten year durations).  Yield curves in recent months have returned to positive spreads although spreads between short-term rates and long-term rates are still historically small.  In addition to pressures from flat or inverted yield curves, the Company has experienced some dilution in margins from its expansion efforts in larger markets.  These efforts generally require higher deposit rates in the early years and as a result contribute lower levels of margin than what the Company has historically reported.

•
Higher operating expense burdens associated with several ongoing projects including the efforts to centralize backroom operations and efforts to expand the Company’s footprint in certain markets.  Efforts to centralize backroom functions are nearing completion and should start reflecting savings in the near future.   As the new staff becomes trained and effective at levels management believes are appropriate, overall staffing levels will begin to reflect the efficiencies of centralized back room operations.  Efforts to expand the Company’s footprint have resulted in new offices in Jacksonville, Florida, and Columbia, Charleston, and Hilton Head, South Carolina during 2007.  Management believes that it takes approximately 12 months to break even in these new offices and believes that trends in operating expenses will normalize as the building program slows.

•	Higher provision for loan loss and other costs associated with credit quality. These costs are discussed later in this report.

The following table sets forth unaudited selected financial data for the previous five quarters and for the nine-month periods ending September 30, 2007 and 2006.  This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

	2007			2006		For Nine Months Ended
(in thousands, except share data, taxable equivalent)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2007	2006
Results of Operations:
Net interest income	$19,081	$18,330	$18,419	$17,913	$17,897	$55,829	$51,962
Net interest income (tax equivalent)	19,257	18,722	18,565	18,065	18,046	56,542	52,257
Provision for loan losses	2,964	936	507	713	713	4,407	2,124
Non-interest income	4,591	4,643	4,525	7,022	5,252	13,759	12,682
Non-interest expense	15,170	13,780	14,444	15,625	13,481	43,394	37,860
Net income	3,570	5,373	5,024	5,758	5,954	13,967	16,369
Selected Average Balances:
Loans, net of unearned income	$1,569,906	$1,511,333	$1,458,725	$1,377,824	$1,351,601	$1,513,321	$1,284,957
Investment securities	299,925	301,848	292,979	272,769	266,450	298,251	267,657
Earning assets	1,896,044	1,862,381	1,837,001	1,776,925	1,682,425	1,865,142	1,605,674
Assets	2,069,715	2,030,018	2,014,040	1,946,772	1,851,073	2,039,664	1,764,864
Deposits	1,695,239	1,693,020	1,688,885	1,627,188	1,529,441	1,693,501	1,442,810
Shareholders’ equity	187,290	185,177	181,645	169,135	155,922	184,829	152,775
Period-End Balances:
Loans, net of unearned income	$1,593,014	$1,556,862	$1,475,869	$1,442,951	$1,373,071	$1,593,014	$1,373,071
Earning assets	1,917,901	1,873,846	1,870,687	1,861,375	1,787,735	1,917,901	1,787,735
Total assets	2,103,139	2,049,073	2,036,413	2,047,542	1,945,904	2,103,139	1,945,904
Deposits	1,707,855	1,695,185	1,712,507	1,710,163	1,640,966	1,707,855	1,640,966
Other borrowings	153,769	142,769	117,769	112,769	118,556	153,769	118,556
Shareholders’ equity	188,596	184,099	182,764	178,732	160,440	188,596	160,440
Per Common Share Data:
Earnings per share-Basic	$0.26	$0.40	$0.37	$0.44	$0.46	$1.04	$1.26
Earnings per share – Diluted	0.26	0.39	0.37	0.43	0.45	1.02	1.24
Book value per share	13.93	13.60	13.51	13.24	12.31	13.93	12.31
End of period shares outstanding	13,539,195	13,541,476	13,527,520	13,553,002	13,033,193	13,539,195	13,033,193
Weighted average shares outstanding
Basic	13,501,663	13,485,683	13,443,850	13,044,493	13,022,400	13,477,065	12,986,788
Diluted	13,620,069	13,663,072	13,667,509	13,269,289	13,226,055	13,650,217	13,156,784
Market Price:
High Closing Price	23.05	25.58	28.15	28.99	27.77	27.94	27.91
Low Closing Price	17.72	21.76	23.11	25.77	20.99	17.72	19.35
Closing Price for Quarter	18.08	22.47	24.33	28.18	27.07	18.08	27.07
Trading volume (avg. daily)	50,547	38,941	41,130	23,016	36,957	43,565	25,001
Cash dividends per share	0.14	0.14	0.14	0.14	0.14	0.42	0.42
Price to earnings (LTM)	12.38	13.70	14.74	16.87	14.79	12.38	14.79
Price to book value	1.30	1.65	1.81	2.13	2.21	1.30	2.20
Performance Ratios:
Return on average assets	0.68%	1.06%	1.01%	1.17%	1.28%	0.92%	1.24%
Return on average equity	7.56%	11.64%	11.22%	13.51%	15.15%	10.10%	14.33%
Avg. loans as % of avg. deposits	92.61%	89.27%	86.18%	84.68%	88.37%	89.36%	89.06%
Net interest margin (tax equivalent)	4.03%	4.03%	4.10%	4.03%	4.26%	4.05%	4.36%
Average equity to average assets	9.04%	9.12%	9.02%	8.69%	8.42%	9.06%	8.66%
Efficiency ratio	64.08%	59.98%	62.96%	62.66%	58.24%	62.36%	58.57%

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Interest Income
Interest income for the three months ended September 30, 2007 was $37.5 million, an increase of $4.8 million, or 14.8%, compared to $32.6 million for the same period in 2006.  Average earning assets for the three-month period increased $213.6 million, or 12.7%, to $1.90 billion as of September 30, 2007, compared to $1.68 billion as of September 30, 2006. Average earning assets were 91.6% of total average assets for the three months ended September 30, 2007 compared to 90.9% for the same period in 2006.  Yield on average earning assets increased to 7.87% from 7.73% for the quarters ended September 30, 2007 and 2006, respectively.  The Company’s increase in interest income is primarily attributable to higher levels in prevailing interest rates as well as continued growth from both internal sources and the acquisition of Islands Bancorp on December 31, 2006.

Interest Expense
Interest expense on deposits for the three months ended September 30, 2007 was $15.9 million, an increase of $3.3 million from the three months ended September 30, 2006.  Total funding costs for the Company (deposits and wholesale borrowings) increased $3.6 million, or 24.7%, to $18.4 million for the three months ended September 30, 2007, compared to $14.7 million for the three months ended September 30, 2006.  Total cost of funding for the Company increased during the third quarter of 2007 to 3.90% from 3.50% during the third quarter of 2006.  The increase in the cost of funding relates principally to an aggressive effort by the Company to seize market share in larger, growth oriented cities such as Jacksonville, Florida and Columbia, South Carolina.  This aggressive position on pricing new deposits sometimes influences existing balances and raises the cost of funding by more than simply incremental inflows of deposits.

Net Interest Income
Net interest income for the three months ended September 30, 2007 increased $1.2 million, or 6.6%, to $19.1 million compared to the same quarter in 2006.  The Company’s net interest margin decreased over the same period from 4.26% during the third quarter of 2006 to 4.03% in the third quarter of 2007.  The increase in net interest income relates to continued growth in earning assets, offset somewhat by the lower net interest margins.  As mentioned earlier, margins in 2007 have been affected by the flat or inverted yield curve as well as the Company’s aggressive marketing efforts in new metro markets.

Provision for Loan Losses
The provision for loan losses was $3.0 million for the three months ended September 30, 2007, compared to $713,000 for the same quarter in 2006. Additional levels of loan loss provisions were recorded in the third quarter of 2007 that were associated with two problem credits the company believes are nearing resolution. These two problem credits amounted to 45.9% of total non-performing loans at the end of the current quarter. During 2005 and 2006, the Company and the industry in which we operate experienced extraordinarily few credit problems where borrowers either became past due or where the Company experienced losses associated with certain credits.  Early in 2007, the Company began experiencing higher levels of problem loans which are reflected in our level of non-performing assets.   While the Company believes non-performing assets and related credit costs (provisions and net charge-offs) will be unpredictable for several quarters, no systemic issue has been identified and only limited regions in which the Company is engaged in lending activities have experienced market value deteriorations that are of concern to management.  As indicated before, Ameris’ exposure in these geographic regions is less than 2% of the Company’s entire loan portfolio.

The amount of provision for loan losses is determined using the Company’s methodology that grades each loan and determines the reserve necessary for the portfolio based on those grades (general allocation of the reserve for loan losses).  If the reserve requirement based on the loan grade system is not sufficient, the Company creates a specific reserve for the deficiency through the provision for loan losses (specific allocation of the reserve for loan losses).  The Company’s entire allowance for loan losses (general and specific) is allocated to individual loans based on the methodology and in management’s opinion is adequate at September 30, 2007.

Non-interest Income
Non-interest income was $4.6 million for the three months ended September 30, 2007, a decrease of $661,000 from the amount reported in the third quarter of 2006.  Service charges on deposit accounts increased 7.4% to $3.2 million due to higher levels of demand deposits and higher fee structures implemented during the second half of 2006.  Income from mortgage banking activities increased 43.2% to $783,000 during the third quarter of 2007 when compared to the same quarter in 2006.  This increase in mortgage income relates primarily to the placement of additional mortgage loan officers in many of the Company’s markets and increased sales effectiveness from existing mortgage officers from sales training and referral activity in the Bank.  Other non-interest income for the three months ended September 30, 2007 was down $1.1 million to $680,000 from the amount reported in the third quarter of 2006. Non-interest income was positively affected during the third quarter of 2006 by the Company’s sale of one of its bank charters for $1.0 million.

Non-interest Expense
Non-interest expenses for the third quarter of 2007 were $15.2 million, an increase of $1.7 million from the third quarter of 2006.  Salaries and employee benefits increased $307,000 to $7.4 million during the quarter.  During the third quarter of 2007, the Company accrued approximately $600,000 less in incentive pay than was accrued in the same quarter in 2006.  Net increases in salaries and benefits are due primarily to the acquisition of Islands Bancorp on December 31, 2006 and subsequent expansion of the franchise into three additional metro markets in South Carolina.  In addition, the Company’s consolidation efforts have yet to produce savings in compensation costs as management is waiting to determine that required service quality levels can be attained.  Other non-interest expenses increased approximately $1.3 million to $5.7 million in the third quarter of 2007 compared to the third quarter in 2006.  During the third quarter of 2007, marketing and advertising expenses increased approximately $340,000 over the same quarter in 2006 due to the Company’s low cost deposit campaign.  Costs associated with problem credits increased $330,000 during the current quarter compared to amounts recorded during the third quarter of 2006.  Lastly, special charges were required to improve back room systems to better accommodate centralized processes over loans and deposits.  Management believes these are not recurring costs and expects operating expenses in the future to moderate closer to historical levels.

Income Taxes
The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income.  For the three months ended September 30, 2007 and 2006, the provision for taxes was $2.0 million and $3.0 million, respectively.  The effective tax rates for the three months ended September 30, 2007 and 2006 was 35.5% and 33.5%, respectively.

Results of Operations for the Nine months Ended September 30, 2007 and 2006

Interest Income
Interest income for the nine months ended September 30, 2007 was $108.7 million, an increase of $19.1 million, or 21.3%, compared to $89.6 million for the same period in 2006. Average earnings assets for the nine-month period increased $259.5 million, or 16.2%, to $1.87 billion as of September 30, 2007 compared to $1.61 billion as of September 30, 2006. Yield on average earning assets increased 35 basis points to 7.84% from 7.49% for the nine months ended September 30, 2007 and 2006, respectively.

Interest Expense
Interest expense on deposits and other borrowings for the nine months ended September 30, 2007 was $52.9 million, a $15.2 million, or 40.5%, increase from September 30, 2006. While average interest bearing liabilities increased $236.2 million, or 16.8% to $1.64 billion for the nine months ended September 30, 2007 compared to $1.41 billion for the nine months ended September 30, 2006, the yield on average interest bearing liabilities increased 73 basis points to 4.30% from 3.57% as of September 30, 2007 and 2006, respectively.

Net Interest Income
Net interest income for the nine months ended September 30, 2007 increased $3.9 million, or 7.4%, to $55.8 million compared to $52.0 million for the same period ending September 30, 2006. The Company’s net interest margin decreased to 4.05% for the nine months ended September 30, 2007 compared to 4.36% as of September 30, 2006.

Provision for Loan Losses
The provision for loan losses increased $2.3 million for the nine months ended September 30, 2007 to $4.4 million, from $2.1 million for the same period in 2006. Total non-performing assets increased to $22.0 million at September 30, 2007 from $10.0 million at September 30, 2006.  For the nine-month period ending September 30, 2007, Ameris had net charge-offs of $2.8 million compared to $513,000 for the same period in 2006.  Changes in credit quality are discussed further in the "Loans and Allowance for Loan Losses" section.

Non-interest Income
Non-interest income for the first nine months of 2007 was up $1.1 million, or 8.5%, compared to the same time period a year ago.  Service charges on deposit accounts increased 7.0%, or $598,000 as the Company made certain adjustments to fee schedules during the year.  Mortgage banking activities include origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities for the nine months ended September 30, 2007 totaled $2.3 million, an increase of $770,000, or 51.5%, compared to $1.5 million in the nine months ended September 30, 2006.  Other non-interest income decreased $538,000 or 18.2%. During the third quarter of 2006, the Company recognized a gain of $1.0 million related to the sale of one of its bank charters. This sale did not impact the Company’s customers, employees or fixed assets.

Non-interest Expense
Non-interest expense for the first nine months of 2007 was $43.4 million.  This represents a $5.5 million, or 14.6%, increase over the prior year period which totaled $37.9 million.  The increase in non-interest expense is attributable to salaries and employee benefits increasing $2.9 million, net occupancy and equipment increasing $596,000, amortization expense increasing $188,000 and other expense increasing $1.9 million.

At September 30, 2007, Ameris had 621 full-time equivalent employees compared to 588 full-time equivalent employees at September 30, 2006.  The Company continues to be successful in its efforts to hire seasoned professionals in production and management positions. Recruiting efforts were successful in Jacksonville, Florida with the hiring of commercial lending and mortgage bankers to staff the Company’s new branch that opened December 1, 2006. Initial efforts also were successful in South Carolina as Ameris hired several very seasoned bankers to lead the Company’s efforts in both the greater Columbia and Charleston markets. The Company is also continuing its efforts to expand production capacity and build greater market share in its larger, more metropolitan markets while reducing the number of back office and non-customer contact roles.

Salaries and employee benefits for the nine months ended September 30, 2007 were $2.9 million higher than during the same period in 2006.  The majority of this increase is attributable to the acquisition of Islands Bancorp on December 31, 2006, as well as additional new hires across the Company’s other growth markets.

Occupancy and equipment expense increased $596,000 to $5.2 million for the nine months ended September 30, 2007 as compared to the same period of 2006. New offices, opened during the last half of 2006 in Jacksonville, Florida and Douglas, Georgia have contributed to higher levels of occupancy and equipment expenses.

Other expenses for the nine months ended September 30, 2007 increased $1.9 million when compared to the same time period for 2006.  The majority of this increase occurred during the third quarter of 2007 and results from additional levels of advertising and marketing, costs associated with problem loans and expenses incurred to improve the systems in centralized loan and deposit operations.

The Company’s efficiency ratio (operating expenses as a percent of total revenue) increased to 62.36% for the nine months ended September 30, 2007 from 58.57% for the nine months ended September 30, 2006.

Income Taxes
The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income. For the nine months ended September 30, 2007 and 2006, the provision for taxes was $7.8 million and $8.3 million, respectively. The effective tax rate for the nine months ended September 30, 2007 was 35.9% compared to 33.6% for the same period in 2006.

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

The FRB, the FDIC and the GDBF have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy.  These standards define and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk.  The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks and to account for off-balance sheet exposure.

The minimum requirements established by the regulators are set forth in the table below along with the actual ratios at September 30, 2007 and 2006.

	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2007 Actual	September 30, 2006 Actual
Tier 1 Capital (to Average Assets)	≥5%	≥4%	8.53%	8.47%
Tier 1 Capital (to Risk Weighted Assets)	≥6%	≥4%	10.80%	10.87%
Total Capital (to Risk Weighted Assets)	≥10%	≥8%	12.05%	12.42%

Management believes that the Company and the Bank met all capital requirements to which they are subject as of September 30, 2007.

Loans and Allowance for Loan Losses
At September 30, 2007, gross loans outstanding were $1.59 billion, an increase of $150.1 million, or 10.4%, over gross loans at December 31, 2006. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and expansion into faster growing markets over the past few years.  The Company constantly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

The Company focuses on the following loan categories: (1) commercial and financial, (2) real estate construction, (3) residential mortgage, (4) commercial real estate, (5) agricultural, and (6) consumer loans.  The Company’s management has strategically located its branches in South and Southeast Georgia, North Florida, Southeast Alabama and the state of South Carolina and has taken advantage of the growth in these areas.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate.  The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio.  Based on a credit evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Company’s Board of Directors.  The review that management has developed primarily focuses on risk by evaluating individual loans in certain risk categories.  These categories have also been established by management and take the form of loan grades.   By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses.  The Company’s reserve for loan losses is completely allocated to individual loans through this grading system.

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

The allowance for loan losses is established by examining (1) the large classified loans, nonaccrual loans and loans considered impaired and evaluating them individually to determine the specific reserve allocation, and (2) the remainder of the loan portfolio to allocate a portion of the allowance based on past loss experience and the economic conditions for the particular loan category.  The Company will also consider other factors such as changes in lending policies and procedures; changes in national, regional, and/or local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of either the bank president or lending staff; changes in the volume and severity of past due and classified loans; changes in the quality of the Company’s corporate loan review system; and other factors management deems appropriate.  Historically, we believe our estimates of the level of allowance for loan losses required have been appropriate and our expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

For the nine-month period ending September 30, 2007, the Company recorded net charge-offs totaling $2.8 million for the period compared to $513,000 for the same period in 2006.  The provision for loan losses for the nine months ended September 30, 2007 and 2006 was $4.4 million and $2.1 million, respectively.  The allowance for loan losses totaled $26.4 million, or 1.66% of total loans at September 30, 2007, compared to $23.9 million, or 1.74% of total loans at September 30, 2006.  The reserve at December 31, 2006 contained several credits with specific reserves that have been resolved during 2007 through a combination of collection efforts and charge-offs.  This activity has led to a reduction in the reserve to total loans percentage even as levels of non-performing assets have increased.

The following table presents an analysis of the allowance for loan losses for the nine-month periods ended September 30, 2007 and 2006:

(dollars in thousands)	September 30, 2007	September 30, 2006
Balance of allowance for loan losses at beginning of period	$24,863	$22,294
Provision charged to operating expense	4,407	2,124
Charge-offs:
Commercial	2,669	634
Installment	651	489
Real estate	599	1,299
Agriculture	0	7
Other	0	73
Total charge-offs	3,919	2,502
Recoveries:
Commercial	690	1,172
Installment	291	370
Real estate	100	383
Agriculture	2	36
Other	0	28
Total recoveries	1,083	1,989
Net charge-offs (recoveries)	2,836	513
Balance of allowance for loan losses at end of period	$26,434	$23,905
Net annualized (charge-offs) recoveries as a percentage of average loans	0.24%	0.05%
Reserve for loan losses as a percentage of loans at end of period	1.66%	1.74%

Non-Performing Assets
Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate.  Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due.  A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.  Non-performing assets increased $3.6 million during the quarter ending September 30, 2007 to end at $22.0 million.  Non-performing assets as a percentage of loans and repossessed collateral were 1.38% and 0.73% at September 30, 2007 and December 31, 2006.

Non-performing assets were as follows:

(dollars in thousands)	September 30, 2007	December 31, 2006
Total nonaccrual loans	$19,464	$6,877
Accruing loans delinquent 90 days or more	-	-
Other real estate owned and repossessed collateral	2,497	1,838
Total non-performing assets	$21,961	$8,715

Interest Rate Sensitivity and Liquidity
The Company’s primary market risk exposures are credit, interest rate risk, and to a lesser degree, liquidity risk.  The Bank operates under an Asset Liability Management Policy approved by the Company’s Board of Directors and the Asset and Liability Committee (the “ALCO Committee”).  The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments.  These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities.  The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is equal to 20% of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At September 30, 2007, there were $111.5 million in advances outstanding with the Federal Home Loan Bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Total securities to total deposits	17.68%	17.74%	17.54%	16.55%	16.24%
Total loans (net of unearned income) to total deposits	93.27%	91.84%	86.18%	84.37%	83.67%
Interest-earning assets to total assets	91.19%	91.44%	91.86%	90.90%	91.87%
Interest-bearing deposits to total deposits	88.72%	88.15%	88.45%	87.04%	86.17%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank's liquidity ratios at September 30, 2007 were considered satisfactory.  The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U. S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity.  At September 30, 2007, the Company had two effective interest rate floors with notional amounts totaling $70 million.  These floors are hedging specific cash flows associated with certain variable rate loans and have strike rates of 7.00%.  Maturities range from September 2009 to September 2011.  Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended September 30, 2007, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
No matter was submitted to a vote of our security holders by solicitation of proxies or otherwise during the third quarter of 2007.

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

Date: November 9, 2007

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