Form 10-K/A
period 2006-12-31
Ameris Bancorp
filed 2007-11-21
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 on

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2006 of Ameris Bancorp (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2007 (the “Original Report”). This Amendment amends and restates Part II, Items 7 and 9A of the Original Report. This Amendment revises Item 7 with respect to the Company’s disclosure regarding the determination of the allowance and provision for loan losses and Item 9A to reflect certain related changes in the Company’s internal procedures. Except for the foregoing revisions, this Amendment does not modify or update any disclosures presented in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures contained in the Original Report which may have been affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original Report was filed. The Original Report, as amended by this Amendment, is referenced to herein as the “Annual Report.”

PART II

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

Considering current information and events regarding a borrower’s ability to repay its obligations, management considers a loan to be impaired when the ultimate collectability of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans.

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

A substantial portion of our loan portfolio is in the commercial real estate and residential real estate sectors. Those loans are secured by real estate in Ameris’s primary market area. A substantial portion of other real estate owned is located in those same markets. Therefore, the ultimate collectability of a substantial portion of our loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes to market conditions in Ameris’s primary market area.

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

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease)	Changes Due To		Increase (Decrease)	Changes Due To
		Rate	Volume		Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$38,321	$12,275	$26,046	$12,805	$6,375	$6,430
Interest on securities:	3,992	2,038	1,954	1,322	38	1,284
Short-term assets	2,259	1,165	1,094	1,044	855	189

Total interest income	44,572	15,478	29,094	15,171	7,268	7,903

Expense from interest-bearing liabilities:
Interest on savings and interest- bearing demand deposits	7,384	6,077	1,307	1,409	1,149	260
Interest on time deposits	19,186	10,879	8,307	6,314	4,354	1,960
Interest on other borrowings	411	335	76	36	20	16
Interest on FHLB advances	(50)	323	(373)	(200)	226	(426)
Interest on trust preferred securities	285	(667)	952	—	—	—

Total interest expense	27,216	16,947	10,269	7,559	5,749	1,810

Net interest income	$17,356	$(1,469)	$18,825	$7,612	$1,519	$6,093

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

Non-interest income

Following is a comparison of non-interest income for 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Service charges on deposit accounts	$11,538	$10,428	$10,210
Other service charges, commissions and fees	997	926	737
Mortgage origination fees	2,208	1,614	1,427
Gain (loss) on sale of securities	(308)	(391)	—
Other income	4,827	953	649

	$19,262	$13,530	$13,023

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

Non-interest expense

Following is a comparison of non-interest expense for 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Salaries and employee benefits	$27,043	$22,483	$20,893
Equipment and occupancy	6,836	4,931	4,770
Amortization of intangible assets	1,107	819	789
Data processing fees	2,136	1,899	1,680
Business restructuring	1,452	2,838	—
Other expense	14,555	10,637	8,373

	$53,129	$43,607	$36,505

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

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses represents a reserve for inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, we further segregate our loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to fine tune the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on data such as current loan quality trends, current economic conditions and other factors in the markets where the Bank operates. Factors considered include among others, current valuations of real estate in our markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events, such as major plant closings.

We have developed a methodology for determining the adequacy of the loan loss reserve which is monitored by the Company’s Senior Credit Officer and internal audit staff. Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides eight ratings of which four ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer and are often reviewed by independent third parties. As a result of these loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. Risk ratings are subject to periodic review by internal and external loan review staff.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At December 31,
	2006		2005		2004		2003		2002
	(Dollars in Thousands)
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial, financial, industrial and agricultural	$3,792	13%	$4,215	14%	$3,030	16%	$2,332	16%	$2,745	19%
Commercial R/E	12,976	55	11,354	54	7,344	51	7,857	50	7,307	45

Total Commercial	16,768	68	15,569	68	10,374	67	10,189	66	10,052	64

Residential R/E	2,325	10	2,585	12	1,986	14	2,180	16	2,296	17
Agricultural R/E	1,331	6	1,359	7	970	7	884	7	968	7
Construction	3,293	11	1,270	6	553	4	364	3	204	2
Consumer Installment	1,146	5	1,511	7	1,610	8	1,346	8	1,348	10

	$24,863	100%	$22,294	100%	$15,493	100%	$14,963	100%	$14,868	100%

The following table presents an analysis of our loan loss experience for the periods indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$952,647	$952,647	$855,205	$841,857	$827,939

Balance of reserve for possible loan losses at beginning of period	$22,294	$15,493	$14,963	$14,868	$14,944

Charge-offs:
Commercial, financial and agricultural	(1,726)	(649)	(1,639)	(3,114)	(2,576)
Real estate	(1,444)	(543)	(382)	(781)	(2,491)
Consumer	(967)	(963)	(1,555)	(1,443)	(2,092)
Recoveries:
Commercial, financial and agricultural	1,595	601	464	963	502
Real estate	745	644	483	46	492
Consumer	505	532	718	479	515

Net charge-offs	(1,292)	(378)	(1,911)	(3,850)	(5,650)

Additions to reserve charged to operating expenses	2,837	1,651	1,786	3,945	5,574

Allowance for loan losses of acquired subsidiary	1,024	5,528	655	—	—

Balance of reserve for possible loan losses at end of period	$24,863	$22,294	$15,493	$14,963	$14,868

Ratio of net loan charge-offs to average loans	0.10%	0.04%	0.22%	0.46%	0.68%

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

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$6,877	$9,586	$5,640	$6,472	$7,561

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—	44	25	171

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—	—	—	—

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

	At December 31, 2006
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Earning assets:
Short-term assets	$135,232	$—	$—	$—	$135,232
Investment securities	4,026	12,560	217,428	49,178	283,192
Loans	865,824	148,621	382,892	45,614	1,442,951

	1,005,082	161,181	600,320	94,792	1,861,375

Interest-bearing liabilities:
Interest-bearing demand deposits	545,564	—	—	—	545,564
Savings	63,255	—	—	—	63,255
Time deposits	194,516	581,376	103,860	—	879,752
Other borrowings	21,024	—	—	—	21,024
FHLB advances	65,000	—	5,500	—	70,500
Trust preferred securities	42,269	—	—	—	42,269

	931,628	581,376	109,360	—	1,622,364

Interest rate sensitivity gap	$73,454	$(420,195)	$490,960	$94,792	$239,011

Cumulative interest rate sensitivity gap	$73,454	$(346,741)	$144,219	$239,011

Interest rate sensitivity gap ratio	1.08	0.27	5.49	N/A

Cumulative interest rate sensitivity gap ratio	1.08	0.77	1.09	1.12

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

	Year Ended December 31,
	2006		2005
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$194,150	—%	$154,326	—%
Interest-bearing demand and savings deposits	521,783	2.18	393,594	1.02
Time deposits	773,089	4.42	498,036	3.02

Total deposits	$1,489,022		$1,045,956

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

Following is a summary of the commitments outstanding at December 31, 2006 and 2005.

	December 31,
	2006	2005
	(Dollars in Thousands)
Commitments to extend credit	$197,435	$184,265
Financial standby letters of credit	6,139	5,741

	$203,574	$190,006

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
	(Dollars in Thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$6,910	2.68%	$6,521	1.58%	$5,235	1.28%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$16,024		$15,545		$14,205

The following table sets forth certain information about contractual cash obligations as of December 31, 2006.

	Total	Payments Due After December 31, 2006
		1 Year Or Less	1 -3 Years	4 -5 Years	After 5 Years
	(Dollars in Thousands)
Short-term borrowings	$15,933	$15,933	$—	$—	$—
Time certificates of deposit	879,752	774,142	90,892	14,718	—
Long-term debt	5,000	5,000	—	—	—
Federal Home Loan Bank advances	70,500	—	70,500	—	—
Subordinated debentures	42,269	—	—	—	42,269

Total contractual cash obligations	$1,013,454	$795,075	$161,392	$14,718	$42,269

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

Subsequent to our filing of the Original Report, the Staff of the Securities and Exchange Commission identified an inconsistency in our tabular presentation of the allocation of the allowance for loan losses. The tabular presentation in 2006 used a different process to allocate the allowance across certain loan types than had been used in previous years. Management failed to change the information related to prior years to provide a consistent presentation and as such, the original table was misleading to readers. A corrected table is presented in this Amendment.

Management believes that this weakness in internal controls over financial reporting is a control deficiency and has diligently reviewed the Company’s financial reporting and the related internal controls in place for the year ending 2006 and subsequent periods. These reviews have not identified any misstatements or errors nor have other weaknesses or control deficiencies been detected. The inconsistency related to the tabular presentation and the weaknesses in the internal controls that failed to detect the inconsistency appears to be an isolated case. Based on the reviews, management believes that the original certifications concerning the effectiveness of our internal controls over financial reporting are still appropriate.

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

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
February 26, 2007

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date: November 21, 2007	By:	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.1	Placement Agreement between Ameris Bancorp, Ameris Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. dated September 13, 2006 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.2	Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and First Tennessee Bank National Association dated September 20, 2006 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.3	Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and TWE, Ltd. dated September 20, 2006 (incorporated by reference to Exhibit 4.3 to the Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

EXHIBIT INDEX

Exhibit No.	Description
4.4	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.5	Amended and Restated Declaration of Trust between Ameris Bancorp, the Administrators of Ameris Statutory Trust I signatory thereto and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.6	Guarantee Agreement between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.7	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 issued to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

10.1	Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (incorporated by reference to Exhibit 5.3 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

10.2	Executive Salary Continuation Agreement dated February 14, 1984 (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Annual Report on Form 10-KSB filed with the Commission on March 27, 1989).

10.3	1992 Incentive Stock Option Plan and Option Agreement for Kenneth J. Hunnicutt (incorporated by reference to Ameris Bancorp’s Annual Report on Form 10-KSB filed with the Commission on March 30, 1993).

10.4	Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.5	Form of Rights Agreement between Ameris Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.6	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on Mach 29, 2000).

EXHIBIT INDEX

Exhibit No.	Description
10.7	Commission Agreement by and between Ameris Bancorp and Jerry L. Keen dated as of September 12, 2002 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002).

10.8	Joint Marketing Agreement by and between Ameris Bancorp and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

10.9	Executive Employment Agreement with Jon S. Edwards dated as of July 1, 2003 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2003).

10.10	Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

10.11	Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003 (incorporated by reference to Exhibit 10.20 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

10.12	Executive Employment Agreement with Thomas T. Dampier dated as of May 18, 2004 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004).

10.13	Executive Consulting Agreement with Kenneth J. Hunnicutt dated as of January 1, 2005 (incorporated by reference to Exhibit 10.16 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 16, 2005).

10.14	Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.15	Form of 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the Commission on April 18, 2005).

10.16	Executive Employment Agreement with Dennis J. Zember, Jr. dated as of May 5, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the Commission on May 11, 2005).

EXHIBIT INDEX

Exhibit No.	Description
10.17	Executive Employment Agreement with Johnny R. Myers dated as of May 11, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 16, 2005).

10.18	Revolving Credit Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

10.19	Security Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

10.20	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.21	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.23	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.24	Executive Employment Agreement with C. Johnson Hipp, III dated as of September 5, 2006 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on September 8, 2006).

21.1	Schedule of subsidiaries of Ameris Bancorp.*

23.1	Consent of Mauldin & Jenkins, LLC.*

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Ameris Bancorp’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ameris Bancorp’s Chief Financial Officer.

32.1	Section 1350 Certification by Ameris Bancorp’s Chief Executive Officer.

32.2	Section 1350 Certification by Ameris Bancorp’s Chief Financial Officer.

*	- Previously filed.