Form 10-K
period 2008-02-12
Ameris Bancorp
filed 2008-03-12
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to_______________.

Commission File Number
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
Yes  ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.       Yes  ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer o	Accelerated filer ☒	Non-accelerated filer o	Smaller Reporting Company filer o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes  ☐       No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $304.3 million.

 As of February 22, 2008, the registrant had outstanding 13,556,770 shares of common stock, $1.00 par value per share.

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

ITEM 1.  BUSINESS

GENERAL OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly-owned banking subsidiary, which provides a full range of banking services to its retail and commercial customers located primarily in Georgia, Alabama, northern Florida and South Carolina.  Ameris Bancorp (“Ameris” or the “Company”) was incorporated on December 18, 1980 as a Georgia corporation.  The Company’s executive office is located at 24 2nd Avenue, S.E., Moultrie, Georgia 31768, its telephone number is (229) 890-1111 and its Internet address is http://www.amerisbank.com.  We operate 46 domestic banking offices with no foreign activities.  At December 31, 2007, we had approximately $2.11 billion in total assets, $1.61 billion in total loans, $1.76 billion in total deposits and shareholders’ equity of $191.2 million.  Ameris’ deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

On December 16, 2005, Ameris purchased First National Banc, Inc. which had formed during 2004 First National Banc Statutory Trust I, a subsidiary whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm.  These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years.  There are certain circumstances (as described in the trust documents) under which the securities may be redeemed within the first five years at the Company’s option.  See Notes to Ameris’ Consolidated Financial Statements included in this Annual Report for a further discussion regarding the issuance of these trust preferred securities.

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

At December 31, 2007, Ameris’ loan portfolio totaled $1.61 billion, representing approximately 76.3% of our total assets of $2.11 billion.  For additional discussion of our loan portfolio, see “Management’s Discussion of Financial Condition and Results of Operations – Loan Portfolio.”

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

Credit Administration

We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Bank, including low- and moderate-income customers, and to employ lending procedures and policies consistent with this approach.  All loans are subject to our corporate loan policy, which is reviewed annually and updated as needed.  The loan policy provides that lending officers have sole authority to approve loans of various amounts commensurate with their seniority and experience.  Our local market Presidents have discretion to approve loans in varying principal amounts up to established limits.  Our regional credit officers review and approve loans that exceed each President’s lending authority.

Individual lending authorities are assigned by the Company, as is the maximum limit of new extensions of credit that may be approved in each market.  Those approval limits are reviewed annually by the Company and adjusted as needed.  All extensions of credit in excess of a market’s approval limit are reviewed by the appropriate Regional Executive.  Further approval by Ameris’ Senior Credit Officer or the Company’s Loan Committee may also be needed.  Under our ongoing loan review program, all loans are subject to sampling and objective review by an assigned loan reviewer who is independent of the originating loan officer.

Each lending officer has authority to make loans only in the market area in which his or her Bank office is located and its contiguous counties.  Occasionally, Ameris’ Loan Committee will approve a loan for purposes outside of the market areas of the Bank, provided the Bank has a previously established relationship with the borrower.  Our lending policy requires analysis of the borrower’s projected cash flow and ability to service the debt.

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

The Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action when necessary.  Local market Presidents, lending officers and local boards meet periodically to review all past due loans, the status of large loans and certain other credit or economic related matters.  Individual lending officers are responsible for collection of past due amounts and monitoring any changes in the financial status of the borrowers.

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk objectives. Under this policy, our Company may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds, industrial development revenue bonds, Government Sponsored Entities (“GSEs”) securities and satisfactorily rated trust preferred obligations.  Investments in our portfolio must satisfy certain quality criteria.  Our Company’s investments must be rated at least “BAA” by either Moody’s or Standard and Poor’s.  Securities rated below “A” are periodically reviewed for creditworthiness.  Our Company may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Company’s general market area and such bonds are determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the Company’s market area and if the bonds are considered to possess a high degree of credit soundness.  Traditionally, the Company has purchased and held investment securities with very high levels of credit quality, favoring investments backed by direct or indirect guarantees of the U.S. Government.

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

Our Bank has not had to attract new or retain old deposits by paying depositors rates of interest on certificates of deposit, money market and other interest-bearing accounts significantly above rates paid by other banks in our market areas.  In the future, increasing competition among banks in our market areas may cause our Bank’s net interest margins to shrink.

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

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

On December 29, 2006, Ameris acquired by merger Islands Bancorp and its banking subsidiary, Islands Community Bank, N.A. (collectively, “Islands”).  Islands was headquartered in Beaufort, South Carolina where it operated a single branch with satellite loan production offices in Bluffton, South Carolina and Charleston, South Carolina.  The acquisition of Islands was significant to the Company, as Ameris had recruited senior level talent that would be instrumental in executing a growth strategy designed to build a meaningful franchise in South Carolina’s top markets.  The consideration for the acquisition was a combination of cash and Ameris common stock with an aggregate purchase price of approximately $19.0 million.  The total consideration consisted of $5.1 million in cash and approximately 494,000 shares of Ameris common stock with a value of approximately $13.9 million.  Islands’ results of operations for 2006 are not included in Ameris’ consolidated financial results because the acquisition’s effective time was after the close of business on the last day of the fiscal year.

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

On August 31, 2005, Ameris announced its intentions to begin consolidating its subsidiary bank charters across Georgia, Alabama and northern Florida into a single charter.  In addition to the charter consolidation effort, the Company announced its intentions to re-brand the Company and its surviving bank subsidiary with a single identity - Ameris Bank.  The re-branding process was completed during 2006.  During 2007, the Company consolidated its loan processing and maintenance functions as well as all deposit operations into service centers close to our corporate headquarters.  This effort centralized mostly non-customer contact rolls and allows our banks to focus almost entirely on sales, customer service and acquisition of new customers.

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

EMPLOYEES

At December 31, 2007, the Company employed approximately 620 full time equivalent employees.  We consider our relationship with our employees to be satisfactory.

We have adopted one retirement plan for our employees, the Ameris Bancorp 401(k) Profit Sharing Plan.  This plan provides deferral of compensation by our employees and contributions by Ameris.  Ameris and our Bank made contributions for all eligible employees in 2007.  We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance.  Management considers these benefits to be competitive with those offered by other financial institutions in our market areas.  Our employees are not represented by any collective bargaining group.

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers.  These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk.  At December 31, 2007, we had $1.6 billion in total loans outstanding of which $6.3 million were outstanding to certain directors and their affiliates.  Company policy provides for no loans to executive officers.

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

Payment of Dividends and Other Restrictions

Ameris is a legal entity separate and distinct from its subsidiaries.  While there are various legal and regulatory limitations under federal and state law on the extent to which our Bank can pay dividends or otherwise supply funds to Ameris, the principal source of Ameris’ cash revenues is dividends from our Bank.  The prior approval of applicable regulatory authorities is required if the total dividends declared by the Bank in any calendar year exceeds 50% of the Bank’s net profits for the previous year.  The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include Ameris and the Bank, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business.  The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

Retained earnings of our Bank available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $9.1 million as of December 31, 2007.

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

Bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.  This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues.  As of December 31, 2007, Ameris met these requirements.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets.  The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.  Since 2001, our consolidated capital ratios have been increased due to the issuance of trust preferred securities.  At December 31, 2007, all of our trust preferred securities were included in Tier 1 Capital.  At December 31, 2007, Ameris’ total risk-based capital ratio and its Tier 1 risk-based capital ratio were 11.59% and 10.34%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria.  All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%.  Ameris’ ratio at December 31, 2007 was 8.39% and at December 31, 2006 was 8.58%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities.  The Federal Reserve has not advised Ameris of any specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

Our Bank is subject to risk-based and leverage capital requirements adopted by the FDIC that are substantially similar to those adopted by the Federal Reserve for bank holding companies.  Our Bank was in compliance with applicable minimum capital requirements as of December 31, 2007.

Neither Ameris nor its Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

In January 2001, the Basel Committee on Banking Supervision issued a consultative paper entitled “Proposal for a New Basel Capital Accord” and, subsequently, the Basel Committee, which is comprised of bank supervisors and central banks from the major industrialized countries, issued a number of working papers supplementing various aspects of the 2001 paper (the “New Accord”).  Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy.  These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline.  Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness.  Such requirements would be based either on ratings assigned by rating agencies or, in the case of a banking organization that met certain supervisory standards, on the organization’s internal credit ratings.  The minimum capital requirements in the New Accord would also include a separate capital requirement for operational risk.  In June 2004, the Basel Committee published new international guidelines for calculating regulatory capital, and since that time the U.S. banking regulators have published draft guidance of their interpretation of the new guidelines.  At the beginning of 2007, we were required to calculate regulatory capital under the New Accord, in parallel with the existing capital rules.  In 2008, we will calculate regulatory capital solely under the New Accord.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  As of December 31, 2007, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which mandated a variety of reforms intended to address corporate and accounting fraud.  Sarbanes-Oxley also provided for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”) reporting companies.  Sarbanes-Oxley imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit and in addition, certain audit partners must be rotated periodically.  Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.  In addition, under Sarbanes-Oxley, counsel is required to report specific violations.  Directors and executive officers must report most changes in their ownership of a company’s securities and executives have restrictions on trading and loans.  Sarbanes-Oxley also increases the oversight and authority of audit committees of publicly traded companies.  Although Ameris has incurred and will continue to incur additional expense in complying with the provisions of Sarbanes-Oxley and the related rules, management does not expect that such compliance will have a material impact on Ameris’ financial condition or results of operation.

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

Federal Home Loan Bank System

Our Company has a correspondent relationship with the Federal Home Loan Bank of Atlanta (“FHLB”), which is one of 12 regional Federal Home Loan Banks (or “FHLBs”) that administer the home financing credit function of savings companies.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and make loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.

FHLB provides certain services to our Company such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice.  As compensation for these services, our Company maintains certain balances with FHLB in interest-bearing accounts.

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

The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment.  Ameris may therefore experience significant credit losses which could have a material adverse effect on its operating results.  Ameris makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  In determining the size of the allowance for loan losses, the Company relies on many factors including its  previous experience and its evaluation of economic conditions.  If assumptions prove to be incorrect, the current allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.  Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses.  In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs.  Material additions to the allowance would materially decrease the Company’s net income.

Ameris has a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could result in losses and materially and adversely affect business, financial condition, results of operations and future prospects.

A significant portion of the Company’s loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2007, approximately 78.2% of loans have commercial or residential real estate as a component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Further adverse changes in the economy affecting values of real estate generally or in Ameris’ primary markets specifically could significantly impair the value of collateral and ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a decreasing real estate market, Ameris would be required to increase its allowance for loan losses as occurred in 2007, causing material strain on recurring levels of net income.  If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase its allowance for loan losses, its profitability and financial condition could be adversely impacted.

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

Ameris’ Articles of Incorporation and Bylaws may prevent or delay a takeover by another company.

Ameris’ Articles of Incorporation permit Ameris’ board of directors to issue preferred stock without shareowner action.  The ability to issue preferred stock could discourage a company from attempting to obtain control of Ameris by means of a tender offer, merger, proxy contest or otherwise.  Additionally, Ameris’ Articles of Incorporation and Bylaws divide Ameris’ board of directors into three classes, as nearly equal in size as possible, with staggered three-year terms.  One class is elected each year.  The classification of Ameris’ board of directors could make it more difficult for a company to acquire control of Ameris.  Ameris is also subject to certain provisions of the Georgia Business Corporation Code and Ameris’ Articles of Incorporation which relate to business combinations with interested shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Ameris’ corporate headquarters is located at 24 Second Avenue, SE, Moultrie, Georgia 31768.  The Company occupies approximately 43,348 square feet at this location including 3,524 square feet used by the Bank.  In addition to executive offices and the Bank, the corporate headquarters includes mostly support services for banking operations including credit, sales and operational support, as well as audit and loan review services.

In addition to its corporate headquarters, Ameris operates 46 office or branch locations, of which 39 are owned and seven are subject to either building or ground leases.   At December 31, 2007, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

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

On June 15, 2006, a Houston County, Alabama jury entered a verdict in a civil action against Southland Bank, a former subsidiary of the Company that in 2006 was merged with and into the Bank, and one of Southland Bank’s employees in the amount of approximately $7.1 million.  The plaintiffs in this action had unsuccessfully applied to Southland Bank for a business loan.  The plaintiffs sued Southland Bank and the employee for actual and punitive damages alleging a number of purported causes of action, including breach of contract, negligent failure to provide a loan and fraud, among other things, based on Southland Bank’s denial of the loan application.  The verdict assesses compensatory damages in the amount of $2.1 million and punitive damages against Southland Bank in the amount of $5 million.  The defendants have filed post-trial motions with the Supreme Court of the State of Alabama and expect a ruling during 2008.  It is anticipated that any potential financial obligation that we or our subsidiaries might have to the plaintiffs in this action will be covered by existing insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

Ameris’ common stock, $1.00 par value per share (the “Common Stock”), is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ABCB”.  The following table sets forth:  (i) the high and low bid prices for the Common Stock as quoted on NASDAQ during 2007 and 2006; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated.  The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2007	High	Low	Close	Dividend

March 31	$27.73	$23.11	$24.33	$.14
June 30	25.58	21.76	22.47	.14
September 30	23.05	17.72	18.08	.14
December 31	18.67	13.73	16.85	.14

Quarter Ended 2006	High	Low	Close	Dividend

March 31	$22.87	$19.26	$22.87	$.14
June 30	23.01	20.03	22.91	.14
September 30	27.77	20.99	27.07	.14
December 31	28.99	25.77	28.18	.14

Holders of Common Stock

As of February 22, 2007, there were approximately 2,000 holders of record of the Company’s Common Stock.  The Company believes that a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) Index and the index of NASDAQ Bank Stocks for the five-year period commencing December 31, 2002, and ending December 31, 2007.  This line graph assumes an investment of $100 on December 31, 2002 and reinvestment of dividends and other distributions to shareholders.

Comparison of Five—Year Cumulative Total Returns
Performance Graph for
AMERIS BANCORP

Produced on 02/14/2008 including data to 12/31/2007

$300
$290
$280
$270
$260
$250
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
12/31/2007
198.0
180.1
127.9

Legend

Symbol	CRSP Total Returns Index for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
——— ■	AMERIS BANCORP	100.0	128.6	171.8	201.6	293.0	180.1
— — ★	Nasdaq Stock Market (US Companies)	100.0	149.5	162.7	166.2	182.6	198.0
- - - ▲	Nasdaq Bank Stocks SIC 6020—6029, 6710—6719 US & Foreign	100.0	128.6	147.2	143.8	161.4	127.9

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year—end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2002.

14116

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

©Copyright 2008

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Selected Balance Sheet Data:
Total assets	$2,112,063	$2,047,542	$1,697,209	$1,267,993	$1,169,111
Total loans	1,614,048	1,442,951	1,186,601	877,074	840,539
Total deposits	1,757,265	1,710,163	1,375,232	986,224	906,524
Investment securities	298,729	290,207	243,742	221,741	196,289
Shareholders’ equity	191,249	178,732	148,703	120,939	113,613

Selected Income Statement Data:
Interest income	$146,077	$124,111	$79,539	$64,365	$64,479
Interest expense	70,999	54,150	26,934	19,375	22,141
Net interest income	75,078	69,961	52,605	44,990	42,338

Provision for loan losses	11,321	2,837	1,651	1,786	3,945
Other income	17,592	19,262	13,530	13,023	14,718
Other expenses	58,896	53,129	43,607	36,505	35,147
Income before tax	22,453	33,257	20,877	19,722	17,964
Income tax expense	7,300	11,129	7,149	6,621	5,954
Net income	$15,153	$22,128	$13,728	$13,101	$12,010

Per Share Data:
Net income - basic	$1.12	$1.71	$1.15	$1.12	$1.03
Net income – diluted	1.11	1.68	1.14	1.11	1.02
Book value	14.06	13.19	11.48	10.28	9.68
Tangible book value	9.67	8.73	7.64	7.9	7.76
Dividends	0.56	0.56	0.56	0.47	0.43

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except Per Share Data)

Profitability Ratios:
Net income to average total assets	0.74%	1.22%	1.04%	1.12%	1.04%
Net income to average
stockholders’ equity	8.13	13.9	10.87	11.19	10.85
Net interest margin	4.02	4.25	4.31	4.15	3.96
Efficiency ratio	63.55	59.55	65.94	62.93	61.6

Loan Quality Ratios:
Net charge-offs to total loans	0.53%	0.09%	0.03%	0.22%	0.46%
Reserve for loan losses to total loans
and OREO	1.71	1.72	1.88	1.77	1.78
Nonperforming assets to total loans
and OREO	1.6	0.61	0.9	0.7	0.95
Reserve for loan losses to
nonperforming loans	145.72	361.54	232.57	274.7	231.2
Reserve for loan losses to total
nonperforming assets	106.47	281.93	207.68	253.32	187.58

Liquidity Ratios:
Loans to total deposits	91.85%	84.38%	86.28%	88.93%	92.72%
Average loans to average
earnings assets	81.72	79.39	77.32	80.91	78.63
Noninterest-bearing deposits to
total deposits	9.36	12.96	14.6	15.22	15.63

Capital Adequacy Ratios:
Common stockholders’ equity to
total assets	9.06%	8.73%	8.76%	9.54%	9.72%
Dividend payout ratio	50.00	32.94	48.7	41.96	41.75

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Ameris Bancorp’s performance in 2007 was highlighted by a number of significant items.  The Bank exceeded forecasts for loans and deposits in South Carolina in our first year of expansion strategy while at the same time containing operating expenses despite substantial start-up costs associated with these expansion efforts.  In addition to expansion, the Company completed consolidation of backroom operations across our four-state footprint and grew revenue 7.6% despite negative pressures from interest rate environment and industry trends on service charges.  Although the Company made great strides during the year, an increase in the provision for loan loss was required due to deteriorating real estate environments along coastal areas of Florida.

For the year ended December 31, 2007, Ameris reported net income of $15.2 million, or $1.11 per diluted share compared to net income in 2006 of $22.1 million, or $1.68 per diluted share.  Net income for the fourth quarter of 2007 was $1.2 million or $0.09 per diluted share compared to $5.8 million or $0.43 per diluted share in the fourth quarter of 2006.

Recurring total revenue (net interest income and non-interest income) grew 7.6% during 2007 to $92.7 million.  The net interest income component of total revenue grew 7.4% to $75.1 million in 2007. Loan growth of $171.1 million or 11.9% during 2007 was the primary factor behind the growth in net interest income and more than offset the negative pressures from declining net interest margins.  The Company’s net interest margin in 2007 declined to 4.02% from 4.27% in 2006 as the industry dealt with historically thin spreads and flat to inverted interest rate environments.

The non-interest income component of total revenue grew 8.6% to $17.9 million in 2007 (excluding gains on sales of charters in 2006 and losses on investment sales in both years). Service charges and fees on deposit accounts grew 7.9% to $12.5 million as the Company increased certain fees and charges.  In addition, the Company significantly increased the number of low-cost deposit accounts in every market.  Mortgage origination and related fees increased substantially during 2007 as the Company more than doubled its sales force, mostly in the last half of 2007.  While total revenue from mortgage related activities increased 40.1% to $3.1 million during 2007, contribution to net earnings was limited due to various start-up costs.

Total operating expenses grew 10.9% in 2007 to $58.9 million compared to $53.1 million in 2006.  Several factors impacted operating expenses in 2007, the largest factor being the Company’s South Carolina initiative, which accounted for approximately $4.5 million in incremental costs during 2007. Total net operating losses associated with the South Carolina strategy in 2007 were $0.10 per share, which compares favorably with the $0.13 per share amount that was initially forecasted. Equipment and occupancy expenses increased approximately 9.3% to $7.5 million as additional offices in South Carolina and Florida were opened in 2007. Marketing costs are not expected to moderate or fall in 2008 as the Company has planned events surrounding openings in several new markets across its footprint and increased marketing around mortgage and treasury services.

Decreases in credit quality, particularly in the second half of 2007, were significant enough to mitigate improvements elsewhere in the Company.   The majority of the decline, as well as the resulting provisions and net charge-offs resulted from declines in the values of real estate collateral along the coastal areas of north Florida.  Provisions for loan loss in the fourth quarter of 2007 amounted to $6.9 million compared to $713,000 in the same quarter of 2006.  For the year, Ameris Bank recorded $11.3 million in total provision for loan loss, a significant increase over the $2.8 million recorded in 2006.  Net charge-offs in 2007 amounted to 0.53% of average loans compared to 0.09% in 2006.

At December 31, 2007, non-performing assets amounted to $26.0 million or 1.60% of total loans compared to 1.38% of total loans at September 30, 2007.  Other real estate increased approximately $4.5 million during the last quarter as the Company foreclosed on several larger properties which are being marketed aggressively.  The Company’s reserve for loan losses at December 31, 2007 was $27.6 million or 1.71% of total loans, compared to $24.9 million and 1.72%, respectively, at December 31, 2006.

CRITICAL ACCOUNTING POLICIES

Ameris has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements.  Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management which could have a material impact on the carrying values of assets and liabilities and the results of Ameris’ operations.  We believe the following accounting policies applied by Ameris represent critical accounting policies.

Allowance for Loan Losses

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements.  The allowance for loan losses represents management’s estimate of probable loan losses inherent in the Company’s loan portfolio.  Calculation of the allowance for loan losses represents a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of subjective environmental factors and the amount and timing of cash flows related to impaired loans.

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

Considering current information and events regarding a borrower’s ability to repay its obligations, management considers a loan to be impaired when the ultimate collectability of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans.

Subsequent recoveries are credited to the allowance for loan losses.  Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement.  Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses.  An increase in interest rates by the Federal Reserve would favorably impact our net interest margin.  An improving economy could result in the expansion of businesses and creation of jobs which would positively affect Ameris’ loan growth and improve our gross revenue stream.  Conversely, certain factors could result from an expanding economy which could increase our credit costs and adversely impact our net earnings.  A significant rapid rise in interest rates could create higher borrowing costs and shrinking corporate profits which could have a material impact on a borrower’s ability to pay.  We will continue to concentrate on maintaining a high quality loan portfolio through strict administration of our loan policy.

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries.  We had one credit relationship that exceeded our in-house credit limit of $10.0 million.  The exposure to that credit relationship was approximately $12.2 million.

A substantial portion of our loan portfolio is in the commercial real estate and residential real estate sectors.  Those loans are secured by real estate in Ameris’ primary market area.  A substantial portion of other real estate owned is located in those same markets.  Therefore, the ultimate collectability of a substantial portion of our loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes to market conditions in Ameris’ primary market area.

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

We have recorded on our consolidated balance sheet net deferred tax assets of $5.20 million, which includes amounts relating to loss carryforwards.  We believe there will be sufficient taxable income in the future to allow us to utilize these loss carryforwards in the tax jurisdictions where they exist.

Long-Lived Assets, Including Intangibles

In our financial statements, we have recorded $59.6 million of goodwill and other intangible assets, which represents the amount by which the price we paid for acquired businesses exceeds the fair value of tangible assets acquired plus the liabilities assumed.  We evaluate long-lived assets, such as property and equipment, specifically identifiable intangibles and goodwill, when events or changes in circumstances indicate that the carrying value of such assets might not be recoverable.  Factors that could trigger impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets and significant negative industry or economic trends.

The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets as compared to the carrying value of the assets.  If impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value.

In determining the existence of impairment factors, our assessment is based on market conditions, operational performance and legal factors of our Company.  Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles and other long-lived assets are subject to judgments and estimates that management is required to make.  Future events could cause us to conclude that impairment indicators exist and that our goodwill, intangibles and other long-lived assets might be impaired.  In accordance with accounting rules promulgated by the Financial Accounting Standards Board (“FASB”), no amount of goodwill was expensed in 2007, 2006 or 2005.

NET INCOME AND EARNINGS PER SHARE

In 2007, we reported net income of $15.2 million, or $1.11 per diluted share, compared to $22.1 million, or $1.68 per diluted share in 2006 and $13.7 million, or $1.14 per diluted share, in 2005.  Our return on average assets was 0.74%, 1.22% and 1.04% in 2007, 2006 and 2005, respectively.  Our return on average stockholders’ equity was 8.14%, 13.90% and 10.87% in 2007, 2006 and 2005, respectively.

EARNING ASSETS AND LIABILITIES

Average earning assets in 2007 increased 14.1% over 2006 levels principally due the Company’s de novo efforts in South Carolina.  The earning asset and interest-bearing liability mix is consistently monitored to maximize the net interest margin and therefore increase return on assets and shareholders equity.

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

	Year Ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
	(Dollars in Thousands)

ASSETS
Interest-earning assets:
Loans	$1,536,243	$129,376	8.42%	$1,308,405	$107,809	8.24%	$952,647	$69,238	7.27%
Investment securities	298,036	14,785	4.96	267,343	12,550	4.69	223,633	8,794	3.93
Short-term assets	45,634	2,349	5.15	72,183	3,843	5.32	42,884	1,591	3.71

Total earning assets	1,879,913	146,510	7.79	1,647,931	124,202	7.54	1,219,164	79,623	6.53

Non-earning assets	175,015			165,839			103,431

Total assets	$2,054,928			$1,813,770			$1,322,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing
demand deposits	$634,287	$18,014	2.84%	$521,783	$11,397	2.18%	$393,592	$4,013	1.02%
Time deposits	874,609	44,367	5.07	773,089	34,202	4.42	498,036	15,016	3.02
Other borrowings	16,425	722	4.40	11,910	514	4.32	6,521	103	1.58
FHLB advances	92,570	4,732	5.11	91,119	4,246	4.66	100,456	4,296	4.28
Trust preferred securities	42,269	3,164	7.49	41,841	3,791	8.20	35,779	3,506	9.80
Total interest-bearing
liabilities	1,660,160	70,999	3.83	1,439,742	54,150	3.74	1,034,084	26,934	2.60

Demand deposits	192,575			194,150			154,326
Other liabilities	15,880			20,684			7,895
Stockholders’ equity	186,313			159,194			126,290

Total liabilities and
stockholders’ equity	$2,054,928			$1,813,770			$1,322,595
Interest rate spread			3.96%			3.80%			3.93%
Net interest income		$75,511			$70,052			$52,689
Net interest margin			4.02%			4.25%			4.32%

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

2007 compared with 2006:

For the year ended December 31, 2007, interest income was $146.1 million, an increase of $22.0 million, or 17.7%, compared to the same period in 2006.  Average earning assets increased $232.0 million, or 14.1%, to $1.88 billion for the year ended December 31, 2007 compared to $1.65 billion as of December 31, 2006.  Yield on average earning assets on a taxable equivalent basis for 2007 increased to 7.79% compared to 7.54% and 6.53% for the years ended December 31, 2006 and 2005, respectively.   The increase in yields on earning assets during 2007 is primarily attributed to better pricing opportunities on fixed rate loans with steady levels of benchmark interest rates for variable rate loans.

Interest expense on deposits and other borrowings for the year ended December 31, 2007 was $71.0, a $16.9 million increase from the year ended December 31, 2006.  Average interest-bearing liabilities increased by $217.9 million, or 13.3% to end the year at $1.85 billion.  Rates on average interest-bearing liabilities rose to 3.83% from 3.29% and 2.60% as of December 31, 2006 and 2005, respectively.  Our Company aggressively manages our cost of funds to achieve a balance between high levels of profitability and acceptable levels of growth.

On a taxable-equivalent basis, net interest income for 2007 was $75.5 million compared to $70.1 million in 2006, an increase of 7.7%.  The Company’s net interest margin, on a tax equivalent basis, decreased to 4.02% for the year ended December 31, 2007 compared to 4.25% as of December 31, 2006. Opportunities to improve the net interest margin proved limited during the year due to an interest rate environment dominated by an inverted yield curve, that gave way to falling short term rates late in 2007.

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

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$21,567	$18,798	$2,769	$38,321	$12,275	$26,046
Interest on securities:	2,235	1,434	801	3,992	2,038	1,954
Short-term assets	(1,494)	(1,416)	(78)	2,259	1,165	1,094
Total interest income	22,308	18,816	3,492	44,572	15,478	29,094

Expense from interest-bearing liabilities:
Interest on savings and interest-
bearing demand deposits	6,617	2,444	4,173	7,384	6,077	1,307
Interest on time deposits	10,164	4,484	5,680	19,186	10,879	8,307
Interest on other borrowings	208	195	13	411	335	76
Interest on FHLB advances	486	68	418	(50)	323	(373)
Interest on trust preferred securities	(627)	35	(662)	285	(667)	952
Total interest expense	16,848	7,226	9,622	27,216	16,947	10,269

Net interest income	$5,460	$11,590	$(6,130)	$17,356	$(1,469)	$18,825

Provision for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate.  As these factors change, the level of loan loss provision may change.

Decreases in credit quality, particularly in the second half of 2007, were significant enough to mitigate improvements elsewhere in the Company.   The majority of the decline, as well as the resulting provisions and net charge-offs resulted from declines in the values of real estate collateral along the coastal areas of north Florida.  Provisions for loan loss in the fourth quarter of 2007 amounted to $6.9 million compared to $713,000 in the same quarter of 2006.  For the year, Ameris Bank recorded $11.3 million in total provision for loan loss, a significant increase over the $2.8 million recorded in 2006.  Net charge-offs in 2007 amounted to 0.53% of average loans compared to 0.10% in 2006 and 0.04% in 2005.

At December 31, 2007, non-performing assets amounted to $26.0 million or 1.60% of total loans compared to 0.60% of total loans at December 31, 2006.  Other real estate increased approximately $5.7 million during the year as the Company worked aggressively to resolve several larger non-performing loans.  The Company’s reserve for loan losses at December 31, 2007 was $27.6 million or 1.71% of total loans, compared to $24.9 million and 1.72%, respectively, at December 31, 2006 and 1.95% at December 31, 2005.

Non-interest income

Following is a comparison of non-interest income for 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Service charges on deposit accounts	$12,445	$11,538	$10,428
Mortgage banking activities	3,093	2,208	1,614
Gain (loss) on sale of securities	(297)	(308)	(391)
Other income	2,351	5,824	1,879
	$17,592	$19,262	$13,530

2007 compared with 2006:

The non-interest income component of total revenue grew 8.4% to $17.9 million in 2007 (excluding gains on sales of charters in 2006 and losses on investment sales in both years). Service charges and fees on deposit accounts grew 7.9% to $12.5 million as the Company increased certain fees and charges.  In addition to increasing fees, the Company significantly increased the number of low-cost deposit accounts in virtually every market.  Mortgage origination and related fees increased substantially during 2007 as the Company more than doubled its sales force, mostly in the last half of 2007.  While total revenue from mortgage related activities increased 40.1% to $3.1 million during 2007, contribution to net earnings was limited due to various start-up costs.

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

Non-interest expense

Following is a comparison of non-interest expense for 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Salaries and employee benefits	$29,844	$27,043	$22,483
Equipment and occupancy	7,540	6,836	4,931
Amortization of intangible assets	1,297	1,107	819
Data processing fees	2,579	2,136	1,899
Business restructuring	0	1,452	2,838
Other expense	17,636	14,555	10,637
	$58,896	$53,129	$43,607

2007 compared with 2006:

Total operating expenses grew 10.9% in 2007 to $58.9 million compared to $53.1 million in 2006.  Several factors impacted operating expenses in 2007, the largest factor being the Company’s South Carolina initiative, which accounted for approximately $4.5 million in incremental costs during 2007.  Equipment and occupancy expenses increased approximately 10.3% to $7.5 million as additional offices in South Carolina and Florida were opened in 2007. Advertising-related expenses in 2007 increased approximately $460,000 to $2.1 million as the Company expanded its marketing in existing markets and promoted its products in new and existing markets. Marketing costs are not expected to moderate or fall in 2008 as the Company has planned events surrounding openings in several new markets across its footprint and increased marketing around mortgage and treasury services.

Expenses associated with data processing increased approximately 20.7% during 2007.  These expenses fluctuate in proportion to business volumes (loans and deposits) and branch officers.  The Company’s expansion efforts over the past few years, as well as acquisition activity, have resulted in higher levels of expense.

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

Income Taxes:

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses.  Income taxes totaled $7.3 million, $11.1 million and $7.1 million in 2007, 2006 and 2005, respectively.  The Company’s effective tax rate was 33%, 33% and 34% for the years ended December 31, 2007, 2006 and 2005.

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry, with the exception of residential and commercial real estate mortgages, which constituted approximately 54.7% of our loan portfolio as of December 31, 2007.  The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Commercial and financial	$164,708	$137,290	$129,612	$100,585	$95,514
Agricultural	40,433	34,614	31,438	27,718	22,242
Real estate - construction	174,576	157,260	73,639	39,516	26,581
Real estate - mortgage, farmland	83,784	79,931	65,052	55,910	57,024
Real estate - mortgage, commercial	912,727	803,652	654,315	448,425	420,896
Real estate - mortgage, residential	157,334	147,789	142,609	126,985	131,181
Consumer installment loans	69,099	73,218	79,239	66,779	72,461
Other	11,381	9,197	10,646	11,157	14,640
	1,614,048	1,442,951	1,186,601	877,074	840,539
Less reserve for possible loan losses	27,640	24,863	22,294	15,493	14,963
Loans, net	$1,586,408	$1,418,088	$1,164,307	$861,581	$825,576

Total loans as of December 31, 2007 are shown in the following table according to maturity or repricing opportunities.

(Dollars in
Thousands)
Maturity or Repricing Within:
One year or less	$725,355
After one year through five years	714,869
After five years	173,825
$1,614,048

The following table summarizes loans at December 31, 2007 with due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in
Thousands)

Predetermined interest rates	$495,837
Floating or adjustable interest rates	392,857
$888,694

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

	At December 31,
	2007		2006		2005		2004		2003
	(Dollars in Thousands)
		% of		% of		% of		% of		% of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial, financial,
industrial and
agricultural	$3,830	13%	$3,792	13%	$4,215	14%	$3,030	16%	$2,332	16%
Commercial R/E	16,049	57	12,976	55	11,354	55	7,344	51	7,857	50
Total Commercial	19,879	70	16,768	68	15,569	69	10,374	67	10,189	66
Residential R/E	2,078	10	2,325	10	2,585	12	1,986	14	2,180	16
Agricultural R/E	1,150	5	1,331	6	1,359	6	970	6	884	7
Construction	3,487	11	3,293	11	1,270	6	553	5	364	3
Consumer Installment	1,046	4	1,146	5	1,511	7	1,610	8	1,346	9
	$27,640	100%	$24,863	100%	$22,294	100%	$15,493	100%	$14,963	100%

The following table presents an analysis of our loan loss experience for the periods indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$1,536,243	$1,308,174	$952,647	$855,205	$841,857

Balance of reserve for possible loan
losses at beginning of period	$24,863	$22,294	$15,493	$14,963	$14,868

Charge-offs:
Commercial mortage, financial and agricultural	(8,735)	(1,712)	(649)	(1,639)	(3,114)
Residential mortage	(623)	(1,444)	(543)	(382)	(781)
Consumer	(1,057)	(874)	(963)	(1,555)	(1443)
Recoveries:
Commercial mortage, financial and agricultural	1,339	1,528	601	464	963
Residential mortage	120	745	644	483	46
Consumer	412	477	532	718	479
Net charge-offs	(8,544)	(1,292)	(378)	(1,911)	(3,850)

Additions to reserve charged to operating expenses	11,321	2,837	1,651	1,786	3,945

Allowance for loan losses of acquired subsidiary	-	1,024	5,528	655	-

Balance of reserve for possible
loan losses at end of period	$27,640	$24,863	$22,294	$15,493	$14,963

Ratio of net loan charge-offs to average loans	0.53%	0.10%	0.04%	0.22%	0.46%

NONPERFORMING LOANS

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectability is charged to the allowance for possible loan losses.  Interest on loans that are classified as non-accrual is recognized when received.  Past due loans are loans whose principal or interest is past due 90 days or more.  In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Loans accounted for on a non-accrual basis	$18,968	$6,877	$9,586	$5,640	$6,472

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	4	-	-	44	25

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income.  Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets.  In particular, approximately 44.9% of the loan portfolio is comprised of loans which mature or reprice within one year or less.  Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years.  Additionally, 1.5% of the investment portfolio matures or reprices within one year or less.

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2007, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio.  The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms.  However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2007
	Maturing or Repricing Within
	Zero to	Three	One to	Over
	Three	Months to	Five	Five
	Months	One Year	Years	Years	Total
	(Dollars in Thousands)
Earning assets:
Short-term assets	$12,022	$-	$-	$-	$12,022
Investment securities	2,766	1,800	147,262	139,342	291,170
Loans	262,685	462,669	714,869	173,825	1,614,048
	277,473	464,469	862,131	313,167	1,917,240
Interest-bearing liabilities:
Interest-bearing demand deposits	624,479	-	-	-	624,479
Savings	53,834	-	-	-	53,834
Time deposits	235,936	518,530	127,135	6	881,607
Other borrowings	19,705	-	-	-	19,705
FHLB advances	80,000	-	5,500	-	85,500
Trust preferred securities	42,269	-	-	-	42,269
	1,056,223	518,530	132,635	6	1,707,394

Interest rate sensitivity gap	$(778,750)	$(54,061)	$729,496	$313,161	$209,846

Cumulative interest rate sensitivity gap	$(778,750)	$(832,811)	$(103,315)	$209,846

Interest rate sensitivity gap ratio	0.26	0.90	6.5	N/A

Cumulative interest rate sensitivity gap ratio	0.26	0.47	2.04	1.13

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investments, including restricted equity securities, as of the end of each reported period:

	December 31,
	2007	2006	2005
	(Dollars in Thousands)
U. S. Government sponsored agencies	$69,923	$101,863	$92,461
State and municipal securities	18,320	18,934	7,968
Corporate debt securities	9,498	9,829	7,113
Mortgage-backed securities	191,641	151,818	126,870
Marketable equity securities	1,788	748	733
Restricted equity securities	7,559	7,015	8,597
	$298,729	$290,207	$243,742

The amounts of securities available for sale in each category as of December 31, 2007 are shown in the following table according to contractual maturity classifications:  (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.

	U. S. Treasury
	and Other U. S.
	Government Agencies		State and Political
	and Corporations		Subdivisions
		Yield		Yield
	Amount	(1)	Amount	(1)(2)
	(Dollars in Thousands)

Maturity:
One year or less	$479	3.59%	$571	5.35%
After one year through five years	63,829	4.69	5,637	5.64
After five years through ten years	40,952	4.71	8,535	5.69
After ten years	167,590	5.41	3,577	6.00
	$272,850	5.13%	$18,320	5.73%

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

	Year Ended December 31,
	2007		2006
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$192,575	-%	$194,150	-%
Interest-bearing demand and savings deposits	634,287	2.84	521,783	2.18
Time deposits	874,610	5.07	773,089	4.42
Total deposits	$1,701,472		$1,489,022

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits of $100,000 or more.  These time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

(Dollars in Thousands)

Three months or less	$136,513
Over three through twelve months	298,862
Over twelve months	87,460
Total	$522,835

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In the ordinary course of business, our Bank has granted commitments to extend credit to approved customers.  Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank’s local boards.  Our Bank has also granted commitments to approved customers for financial standby letters of credit.  These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable.  The Bank uses the same credit policies for these off-balance sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Following is a summary of the commitments outstanding at December 31, 2007 and 2006.

	December 31,
	2007	2006
	(Dollars in Thousands)

Commitments to extend credit	$177,410	$179,727
Financial standby letters of credit	7,426	6,139
	$184,836	$185,866

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
	(Dollars in Thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds purchased and securities sold
under agreement to repurchase	$16,411	2.15%	$6,910	2.68%	$6,521	1.58%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings
outstanding at any month-end during the year	$32,359		$16,024		$15,545

The following table sets forth certain information about contractual cash obligations as of December 31, 2007.

	Payments Due After December 31, 2007
		1 Year	1-3	4-5	5
	Total	Or Less	Years	Years	Years
	(Dollars in Thousands)

Short-term borrowings	$-	$-	$-	$-	$-
Time certificates of deposit	881,607	754,465	122,051	5,085	6
Long-term debt	5,000	-	5,000	-	-
Federal Home Loan Bank advances	85,500	-	85,500	-	-
Subordinated debentures	42,269	-	-	-	42,269
Total contractual cash obligations	$1,014,376	$754,465	$212,551	$5,085	$42,275

Our operating leases represent short-term obligations, normally with maturities of one year or less.  Many of the operating leases have thirty-day cancellation provisions.  The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2007 we had immaterial amounts of binding commitments for capital expenditures.

CAPITAL ADEQUACY

The capital resources of our Company are monitored on a periodic basis by state and federal regulatory authorities.  During 2007, we increased our capital by retaining net earnings of $7.2 million after payment of dividends.  Other capital related transactions, such as the issuance and exercise of stock options and restricted stock, changes in unrealized losses on investment securities and repurchase of treasury shares combined to account for only a small change in the capital of the Company.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2007.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Leverage capital	$171,331	8.39%	$81,719	4.00%	$89,612	4.39%
Risk-based capital:
Core capital	171,331	10.34	66,263	4.00	105,068	6.34
Total capital	191,150	11.59	132,525	8.00	58,625	3.59

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

	Quarters Ended December 31, 2007
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:

Interest income	$36,930	$37,451	$35,843	$35,410

Net interest income	19,248	19,081	18,330	18,419

Net income	1,186	3,570	5,373	5,024

Per Share Data:

Net income – basic	0.09	0.26	0.40	0.37

Net income – diluted	0.09	0.26	0.39	0.37

Dividends	0.14	0.14	0.14	0.14

	Quarters Ended December 31, 2006
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:

Interest income	$34,524	$32,624	$29,822	$27,141

Net interest income	17,999	17,897	17,673	16,392

Net income	5,759	5,954	5,315	5,100

Per Share Data:

Net income – basic	0.44	0.46	0.41	0.39

Net income – diluted	0.43	0.45	0.40	0.39

Dividends	0.14	0.14	0.14	0.14

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2007 and 20065

Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income - Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2007 and 2006, Ameris did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007 there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ameris Bancorp
Moultrie, Georgia

We have audited Ameris Bancorp and Subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Ameris Bancorp and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ameris Bancorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ameris Bancorp and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years ended in the three-year period ended December 31, 2007, and our report dated March 5, 2008 expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 5, 2008

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

Executive Officers

The following table sets forth certain information with respect to the executive officers of Ameris as of March 5, 2008.

Name, Age and Term as Officer	Position with Ameris	Principal Occupation for the Last Five Years and Other Directorships

Edwin W. Hortman, Jr.; 54 Officer since 2002	President and Chief Executive Officer
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

Dennis J. Zember, Jr.; 38 Officer since 2005	Executive Vice President and Chief Financial Officer
Executive Vice President and Chief Financial Officer of Ameris since February 14, 2005.  Senior Vice President and Treasurer of Flag Financial Corporation and Senior Vice President and Chief Financial Officer of Flag Bank from January 2002 to February 2005.  Vice President and Treasurer of Century South Banks, Inc. from August 1997 to May 2001.

Jon S. Edwards; 46 Officer since 1999	Executive Vice President and Director of Credit Administration
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

C. Johnson Hipp, III; 56 Officer since 2006	Group President for South Carolina and Mortgage Business Division	Officer since June 2006. Chief Executive Officer of South Carolina Bank and Trust from 1994 to 2004.

Cindi H. Lewis; 54 Officer since 1987	Executive Vice President, Chief Administrative Officer and Corporate Secretary
Chief Administrative Officer since May 2006, Executive Vice President since May 2002 and Corporate Secretary since May 2000.  Director of Human Resources from May 2000 to May 2006 and Senior Vice President from May 2000 to May 2002.

Johnny R. Myers; 58 Officer since 2005	Executive Vice President and South Regional Executive	Executive Vice President and South Regional Executive since May 2005. Director of each subsidiary bank in the Southern Division from May 2005 until each such bank was merged into Ameris Bank.
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Ameris by Mauldin & Jenkins, the Company’s independent accountants, for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees

Audit fees	$280,000	$322,600
Audit-related fees	41,750	55,500
Tax fees	87,000	98,650
Total fees	$408,750	$476,750
Audit Fees

The amounts consist of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements, internal control and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees

Audit-related fees are fees principally for the audits of the Company’s employee benefit plans, consultations concerning financial accounting and reporting standards and assistance with SEC inquires.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

	(a)	Ameris Bancorp and Subsidiaries:

		(i)	Consolidated Balance Sheets - December 31, 2007 and 2006;

		(ii)	Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005;2007, 2006 and 2005;

		(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2007, 2006 and 2005;

		(iv)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2007, 2006 and 2005;

		(v)	Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005; and

		(vi)	Notes to Consolidated Financial Statements

	(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 21 of Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date:	March 5, 2008	By:	/s/ Edwin W. Hortman, Jr.
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

Date:	March 5, 2008	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director

Date:	March 5, 2008	/s/ Dennis J. Zember, Jr.
Dennis J. Zember, Jr., Executive Vice President and Chief Financial Officer

Date:	March 5, 2008	/s/ Johnny W. Floyd
Johnny W. Floyd, Director

Date:	March 5, 2008	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date:	March 5, 2008	/s/ Daniel B. Jeter
Daniel B. Jeter, Director and Vice Chairman of the Board

Date:	March 5, 2008	/s/ Glenn A. Kirbo
Glenn A. Kirbo, Director

Date:	March 5, 2008	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date:	March 5, 2008	/s/ Brooks Sheldon
Brooks Sheldon, Director

Date:	March 5, 2008	/s/ Eugene M. Vereen, Jr.
Eugene M. Vereen, Jr., Director

Date:	March 5, 2008	/s/ Henry C. Wortman
Henry C. Wortman, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

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

10.3	Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.4
Form of Rights Agreement between Ameris Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.5	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on Mach 29, 2000).

10.6
Joint Marketing Agreement by and between Ameris Bancorp and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

10.7
Executive Employment Agreement with Jon S. Edwards dated as of July 1, 2003 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2003).

10.8
Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

EXHIBIT INDEX

Exhibit No.	Description

10.9
Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003 (incorporated by reference to Exhibit 10.20 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

10.10
Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.11	Form of 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the Commission on April 18, 2005).

10.12
Executive Employment Agreement with Dennis J. Zember, Jr. dated as of May 5, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the Commission on May 11, 2005).

10.13
Executive Employment Agreement with Johnny R. Myers dated as of May 11, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 16, 2005).

10.14
Revolving Credit Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

10.15
Security Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

10.16	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.17	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.18	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.19
Executive Employment Agreement with C. Johnson Hipp, III dated as of September 5, 2006 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on September 8, 2006).

10.20
Executive Employment Agreement with C. Marc J. Bogan dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 6, 2007).

10.21
Executive Employment Agreement with C. Richard Sturm dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 6, 2007).

EXHIBIT INDEX

Exhibit No.	Description

21.1	Schedule of subsidiaries of Ameris Bancorp.

23.1	Consent of Mauldin & Jenkins, LLC.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Ameris Bancorp’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ameris Bancorp’s Chief Financial Officer.

32.1	Section 1350 Certification by Ameris Bancorp’s Chief Executive Officer.

32.2	Section 1350 Certification by Ameris Bancorp’s Chief Financial Officer.

AMERIS BANCORP

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2007 and 2006
Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income - Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ameris Bancorp

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameris Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008, expressed an unqualified opinion of Ameris Bancorp and Subsidiaries’ internal control over financial reporting..

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 5, 2008

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(Dollars in Thousands)

Assets	2007	2006

Cash and due from banks	$59,804	$66,856
Interest-bearing deposits in banks	12,022	125,793
Federal funds sold	-	9,439
Securities available for sale, at fair value	291,170	283,192
Restricted equity securities, at cost	7,559	7,015

Loans, net of unearned income	1,614,048	1,442,951
Less allowance for loan losses	27,640	24,863
Loans, net	1,586,408	1,418,088

Premises and equipment, net	59,132	46,604
Intangible assets	4,802	6,099
Goodwill	54,813	54,365
Other assets	36,353	30,091

	$2,112,063	$2,047,542

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$197,345	$221,592
Interest-bearing	1,559,920	1,488,571
Total deposits	1,757,265	1,710,163
Securities sold under agreements to repurchase	14,705	15,933
Other borrowings	90,500	75,500
Subordinated deferrable interest debentures	42,269	42,269
Other liabilities	16,075	24,945
Total liabilities	1,920,814	1,868,810

Commitments and contingencies

Stockholders' equity
Common stock, par value $1; 30,000,000 shares authorized;
14,869,924 and 14,850,237 shares issued	14,870	14,850
Capital surplus	82,750	81,481
Retained earnings	103,095	95,523
Accumulated other comprehensive income(loss)	1,303	(2,529)
	202,018	189,325
Less cost of 1,329,939 and 1,322,717 shares acquired for the treasury	(10,769)	(10,593)
Total stockholders' equity	191,249	178,732

	$2,112,063	$2,047,542

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in Thousands)
	2007	2006	2005
Interest income
Interest and fees on loans	$128,869	$107,559	$69,238
Interest on taxable securities	14,171	12,147	8,547
Interest on nontaxable securities	688	555	163
Interest on deposits in other banks	2,306	3,589	1,502
Interest on federal funds sold	43	261	89
	146,077	124,111	79,539

Interest expense
Interest on deposits	62,380	45,599	19,029
Interest on other borrowings	8,619	8,551	7,905
	70,999	54,150	26,934

Net interest income	75,078	69,961	52,605
Provision for loan losses	11,321	2,837	1,651
Net interest income after provision for loan losses	63,757	67,124	50,954

Other income
Service charges on deposit accounts	12,455	11,538	10,428
Other service charges, commissions and fees	1,268	997	926
Mortgage origination fees	3,093	2,208	1,614
Losses on sales of securities	(297)	(308)	(391)
Other	1,073	4,827	953
	17,592	19,262	13,530

Other expenses
Salaries and employee benefits	29,844	27,043	22,483
Equipment expense	3,499	3,530	2,331
Occupancy expense	4,041	3,306	2,600
Amortization of intangible assets	1,297	1,107	819
Data processing fees	2,579	2,136	1,899
Business restructuring costs	-	1,452	2,838
Other operating expenses	17,636	14,555	10,637
	58,896	53,129	43,607

Income before income taxes	22,453	33,257	20,877

Applicable income taxes	7,300	11,129	7,149

Net income	$15,153	$22,128	$13,728

Basic earnings per share	$1.12	$1.71	$1.15

Diluted earnings per share	$1.11	$1.68	$1.14

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in Thousands)

	2007	2006	2005

Net income	$15,153	$22,128	$13,728

Other comprehensive income (loss):
Net unrealized holding gains(losses) arising during period,
net of tax of ($1,498), $35 and $1,366	2,907	(67)	(2,653)
Unrealized gain(loss) on cash flow hedge during the period,
net of tax of ($376) and $22	729	(40)	-
Reclassification adjustment for losses included in net
income, net of tax of $101, $105 and $133	196	203	258
Total other comprehensive income(loss)	3,832	96	(2,395)

Comprehensive income	$18,985	$22,224	$11,333

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in Thousands)

	Common Stock		Capital
	Shares	Par Value	Surplus

Balance, December 31, 2004	13,070,578	$13,071	$45,073
Net income	-	-	-
Cash dividends declared, $.56 per share	-	-	-
Adjustments to record acquisition of purchased
subsidiaries, net of direct costs	1,083,718	1,084	21,103
Issuance of restricted shares of common stock
under employee incentive plan	17,300	17	307
Stock-based compensation	-	-	-
Proceeds from exercise of stock options	100,129	100	845
Payment for fractional shares	(942)	(1)	-
Reduction in income taxes payable resulting
from vesting of restricted shares	-	-	53
Purchase of shares for treasury	-	-	-
Other comprehensive loss	-	-	-
Balance, December 31, 2005	14,270,783	14,271	67,381
Net income	-	-	-
Cash dividends declared, $.56 per share	-	-	-
Adjustments to record acquisition of purchased
subsidiaries, net of direct costs	494,327	494	13,440
Issuance of restricted shares of common stock
under employee incentive plan	44,150	44	(44)
Transition adjustment for the adoption of SFAS 123(R)	-	-	(526)
Stock-based compensation	-	-	823
Proceeds from exercise of stock options	40,977	41	367
Reduction in income taxes payable resulting
from vesting of restricted shares	-	-	40
Purchase of shares for treasury	-	-	-
Other comprehensive income	-	-	-
Balance, December 31, 2006	14,850,237	14,850	81,481
Net income	-	-	-
Cash dividends declared, $0.56 per share	-	-	-
Issuance of restricted shares of common stock
under employee incentive plan	4,200	4	(4)
Stock-based compensation	-	-	1,095
Proceeds from exercise of stock options	15,487	16	160
Reduction in income taxes payable resulting
from vesting of restricted shares	-	-	18
Purchase of shares for treasury	-	-	-
Other comprehensive income	-	-	-
Balance, December 31, 2007	14,869,924	$14,870	$82,750

See Notes to Consolidated Financial Statements.

	Accumulated
	Other
Retained	Comprehensive	Unearned	Treasury Stock
Earnings	Income (Loss)	Compensation	Shares	Cost	Total

$73,768	$(230)	$(523)	1,304,430	$(10,220)	$120,939
13,728	-	-	-	-	13,728
(6,795)	-	-	-	-	(6,795)

-	-	-	-	-	22,187

-	-	(324)	-	-	-
-	-	321	-	-	321
-	-	-	-	-	945
(18)	-	-	-	-	(19)

-	-	-	-	-	53
-	-	-	14,035	(261)	(261)
-	(2,395)	-	-	-	(2,395)
80,683	(2,625)	(526)	1,318,465	(10,481)	148,703
22,128	-	-	-	-	22,128
(7,288)	-	-	-	-	(7,288)

-	-	-	-	-	13,934

-	-	-	-	-	-
-	-	526	-	-	-
-	-	-	-	-	823
-	-	-	-	-	408

-	-	-	-	-	40
-	-	-	4,252	(112)	(112)
-	96	-	-	-	96
95,523	(2,529)	-	1,322,717	(10,593)	178,732
15,153					15,153
(7,581)					(7,581)

-	-	-	-	-	-
-	-	-	-	-	1,095
-	-	-	-	-	176

					18
-	-	-	7,222	(176)	(176)
-	3,832	-	-	-	3,832
$103,095	$1,303	$-	1,329,939	$(10,769)	$191,249

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in Thousands)
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$15,153	$22,128	$13,728
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,061	2,919	2,153
Amortization of intangible assets	1,297	1,113	819
Stock-based compensation expense	1,095	823	321
Net losses on sale of securities available for sale	297	308	391
Net losses on sale or disposal of premises and equipment	63	107	36
Provision for loan losses	11,321	2,837	1,651
Provision for deferred taxes	(1,522)	(249)	(35)
Increase in interest receivable	(854)	(4,051)	(2,290)
Increase in interest payable	33	3,636	911
Increase (decrease) in taxes payable	(600)	2,423	(400)
Net other operating activities	(6,319)	2,593	4,414
Total adjustments	7,872	12,569	7,971

Net cash provided by operating activities	23,025	34,697	21,699

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	113,771	(54,939)	(10,888)
Purchases of securities available for sale	(137,268)	(98,512)	(80,495)
Proceeds from maturities of securities available for sale	70,748	38,589	49,066
Proceeds from sale of securities available for sale	62,912	14,775	20,451
(Increase) decrease in restricted equity securities, net	(544)	1,813	647
Decrease in federal funds sold	9,439	18,646	13,413
Increase in loans, net	(189,913)	(196,335)	(116,295)
Purchase of premises and equipment	(15,878)	(6,363)	(2,954)
Proceeds from sale of premises and equipment	225	19	-
Proceeds from sale of other real estate owned	3,067	877	-
Net cash received (paid) for acquisitions and divestitures	-	(199)	5,125

Net cash used in investing activities	(83,441)	(281,629)	(121,930)

FINANCING ACTIVITIES
Increase in deposits	47,102	270,709	147,569
Increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	(1,228)	5,626	2,777
Proceeds from other borrowings and debentures	216,500	102,114	5,000
Repayment of other borrowings and debentures	(201,500)	(132,089)	(15,344)
Dividends paid	(7,510)	(7,288)	(6,355)
Proceeds from exercise of stock options	176	408	945
Payment for fractional shares	-	-	(19)
Purchase of treasury shares	(176)	(112)	(261)

Net cash provided by financing activities	53,364	239,368	134,312

Net increase (decrease) in cash and due from banks	(7,052)	(7,564)	34,081

Cash and due from banks at beginning of year	66,856	74,420	40,339

Cash and due from banks at end of year	$59,804	$66,856	$74,420

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in Thousands)

	2007	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$70,966	$50,514	$25,821

Income taxes	$9,573	$9,002	$7,584

NONCASH TRANSACTIONS
Principal balances of loans transferred to other
real estate owned	$10,272	$1,237	$1,153

Change in unrealized gain(loss) on securities available for sale	$4,667	$206	$(3,656)

Change in unrealized gain(loss) on cash flow hedge	$1,105	$(62)	$-

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank.  The total of those reserve balances was approximately $4.5 million and $9.3 million at December 31, 2007 and 2006, respectively.

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

Loans

Loans are reported at their outstanding principal balances less unearned income, net of deferred fees and origination cost and the allowance for loan losses.  Interest income is accrued on the outstanding principal balance.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to make payments as they become due, unless the loan is well-secured.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely.  Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance consists of specific and general components.  The specific component includes loans management considers impaired and other loans or groups of loans that management has classified with higher risk characteristics.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings.  The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill assigned to its subsidiary bank as of December 31, 2007.

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

Foreclosed Assets

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value less estimated disposal costs.  Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are charged to operations.  The carrying amount of foreclosed assets at December 31, 2007 and 2006 was $7.0 million and $1.9 million, respectively.

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

As a result of the adoption of SFAS 123 (R), the Company recorded approximately $444,000 and $339,000 of stock-based compensation cost in 2007 and 2006, respectively.  In December 2005, the Company accelerated the vesting of 7,332 options to purchase its common stock to avoid the income statement impact of adopting FASB Statement 123R in future years for those options.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.  Diluted earnings per common share are computed by dividing net income, by the effect of the issuance of potential common shares that are dilutive, by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares.  Potential common shares consist of only stock options for the years ended December 31, 2007, 2006 and 2005, and are determined using the treasury stock method.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

Net income	$15,153	$22,128	$13,728

Weighted average number of
common shares outstanding	13,479	12,928	11,933
Effect of dilutive options	152	301	113
Weighted average number of common
shares outstanding used to calculate
dilutive earnings per share	13,631	13,229	12,046

At December 31, 2007, approximately 190,000 common shares were excluded from the calculation of diluted earnings per share because of anti-dilution.  At December 31, 2006 and 2005, there were immaterial amounts of potential common shares that were not included in the calculation of diluted earnings per share because the exercise of such shares would be anti-dilutive.

Derivative Instruments and Hedging Activities

The goal of the Company’s interest rate risk management process is to minimize the volatility in the net interest margin caused by changes in interest rates. Derivative instruments are used to hedge certain assets or liabilities as a part of this process. The Company is required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried at fair value on the balance sheet.

The Company’s current hedging strategies involve utilizing interest floors classified as Cash Flow Hedges.  Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index.  When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge.  The fair value of derivatives is recognized as assets or liabilities in the financial statements.  The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception.  The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Activities (Continued)

As of December 31, 2007, the Company had cash flow hedges with a notional amount of $70 million for the purpose of converting floating rate assets to fixed rate.  The fair value of these instruments amounted to approximately $1.5 million and $435,000 as of December 31, 2007 and 2006, respectively, and was recorded as an asset.  No hedge ineffectiveness from cash flow hedges was recognized in the statement of income.  All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

Accounting Standards

New Accounting Pronouncements. In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The Company will adopt the guidance of SFAS 157 beginning January 1, 2008, and does not expect it to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159 beginning January 1, 2008 and is currently evaluating the impact SFAS 159 will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, "Business Combinations" (SFAS No. 141-R) which revised SFAS No. 141, "Business Combinations" (SFAS No. 141). This pronouncement is effective for the Company as of January 1, 2009. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141-R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141-R, adjustments to the acquired entity's deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of SFAS No. 141-R are applied prospectively, the impact to the Company cannot be determined until a transaction occurs.

Reclassifications. Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.                      CORPORATE RESTRUCTURE

During 2005, the Company initiated a corporate restructuring plan to create a single brand name for the Company and each of its thirteen bank subsidiaries.  In addition to the single brand name, the Company announced its intentions to consolidate its bank subsidiaries into a single bank subsidiary.  To effect this corporate restructuring, management identified several costs that would be incurred.  These restructuring costs included approximately $838,000 for the branding initiative and $2,000,000 to standardize and streamline the data processing functions of each subsidiary.  The branding initiative and consolidation of the Bank subsidiaries was substantially completed during 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                      BUSINESS COMBINATIONS AND DIVESTITURES (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates (in thousands):

	Islands	FNB
	as of	as of
	December 29,	December 16,
(In Thousands)	2006	2005

Cash and due from banks	$1,100	$18,210
Interest-bearing deposits and federal funds sold	9,439	32,690
Investments	3,249	15,688
Loans, net	62,331	189,235
Premises and equipment	4,597	11,069
Core deposits intangible asset	800	3,525
Goodwill	10,312	18,251
Other assets	580	3,456
Total assets acquired	92,408	292,124

Deposits	71,510	241,439
Other borrowings	1,000	6,000
Subordinated deferrable interest debentures	-	5,155
Other liabilities	843	4,197
Total liabilities assumed	73,353	256,791

Net assets acquired	$19,055	$35,333

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                      SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)

December 31, 2007:
U. S. Government sponsored agencies	$69,562	$366	$(5)	$69,923
State and municipal securities	18,232	181	(93)	18,320
Corporate debt securities	9,812	37	(351)	9,498
Mortgage-backed securities	190,896	1,281	(536)	191,641
Total debt securities	288,502	1,865	(985)	289,382
Equity securities	1,788	-	-	1,788
Total securities	$290,290	$1,865	$(985)	$291,170

December 31, 2006:
U. S. Government sponsored agencies	$103,207	$31	$(1,375)	$101,863
State and municipal securities	19,364	42	(472)	18,934
Corporate debt securities	9,852	40	(63)	9,829
Mortgage-backed securities	153,768	194	(2,144)	151,818
Total debt securities	286,191	307	(4,054)	282,444
Equity securities	788	-	(40)	748
Total securities	$286,979	$307	$(4,094)	$283,192

The amortized cost and fair value of debt securities available for sale as of December 31, 2007 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$570	$571
Due from one year to five years	48,662	48,891
Due from five to ten years	38,037	38,242
Due after ten years	10,337	10,037
Mortgage-backed securities	190,896	191,641
	$288,502	$289,382

Securities with a carrying value of approximately $247,190,000 and $192,951,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                      SECURITIES (Continued)

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2007	2006	2005
	(Dollars in Thousands)

Gross gains on sales of securities	$26	$-	$61
Gross losses on sales of securities	(323)	(308)	(452)
Net realized gains (losses) on sales of securities available for sale	$(297)	$(308)	$(391)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in Thousands)
December 31, 2007:
U. S. Government sponsored agencies	$-	$-	$-	$-	$-	$-
State and municipal securities	2,466	(17)	3,012	(81)	5,478	(98)
Corporate debt securities	5,910	(334)	1,494	(17)	7,404	(351)
Mortgage-backed securities	29,214	(37)	37,902	(499)	67,116	(536)
Subtotal, debt securities	37,590	(388)	42,408	(597)	79,998	(985)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$37,590	$(388)	$42,408	$(597)	$79,998	$(985)

December 31, 2006:
U. S. Government sponsored agencies	$18,869	$(75)	$72,520	$(1,300)	$91,389	$(1,375)
State and municipal securities	9,658	(300)	4,884	(172)	14,542	(472)
Corporate debt securities	-	-	1,935	(63)	1,935	(63)
Mortgage-backed securities	69,148	(359)	69,642	(1,785)	138,791	(2,144)
Subtotal, debt securities	97,675	(734)	148,981	(3,320)	246,657	(4,054)
Equity securities	-	-	567	(40)	567	(40)
Total temporarily impaired securities	$97,675	$(734)	$149,548	$(3,360)	$247,224	$(4,094)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.                      LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
Commercial and financial	$151,029	$174,852
Agricultural	37,623	33,980
Real estate - construction	383,317	340,325
Real estate - mortgage, farmland	96,505	91,650
Real estate - mortgage, commercial	495,672	397,837
Real estate - mortgage, residential	386,736	339,843
Consumer installment loans	55,114	59,422
Other	8,052	5,042
	1,614,048	1,442,951
Allowance for loan losses	27,640	24,863
Loans, net	$1,586,408	$1,418,088

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended
	December 31,
	2007	2006	2005
	(Dollars in Thousands)

Impaired loans	$18,468	$6,834	$9,586
Valuation allowance related to impaired loans	$2,978	$1,034	$1,749
Average investment in impaired loans	$16,247	$8,181	$5,236
Interest income recognized on impaired loans	$314	$15	$26
Forgone interest income on impaired loans	$1,340	$404	$527

Loans on nonaccrual status amounted to approximately $18.5 million, $6.8 million and $9.6 million at December 31, 2007, 2006 and 2005, respectively.  There were no material amounts of loans past due ninety days or more and still accruing interest at December 31, 2007, 2006 or 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.                      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 are as follows:

	December 31,
	2007	2006	2005
	(Dollars in Thousands)

Balance, beginning of year	$24,863	$22,294	$15,493
Provision for loan losses	11,321	2,837	1,651
Loans charged off	(10,418)	(3,198)	(2,155)
Recoveries of loans previously charged off	1,874	1,906	1,777
Acquired loan loss reserve	-	1,024	5,528
Balance, end of year	$27,640	$24,863	$22,294

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Company policy provides for no loans to executive officers.  Changes in related party loans are summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)

Balance, beginning of year	$5,912	$40,349
Advances	864	6,986
Repayments	(1,176)	(4,939)
Transactions due to changes in related parties	646	(36,484)
Balance, end of year	$6,246	$5,912

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.                      PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)

Land	$13,966	$12,054
Buildings	36,947	37,344
Furniture and equipment	22,482	21,496
Construction in progress; estimated cost to complete, $9,600,000	15,048	3,208
	88,443	74,102
Accumulated depreciation	(29,311)	(27,498)
	$59,132	$46,604

Leases

The Company has a noncancelable operating lease on its operations center with its Chairman of the Board.  The lease has an initial term of five years with one five year renewal option.

The Company has various operating leases with unrelated parties on three branches.  Generally, these leases are on smaller locations with initial lease terms under ten years and up to two renewal options.

Rental expense amounted to approximately $335,000, $147,000 and $140,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows:

2008	$330,465
2009	204,525
2010	123,805
2011	87,147
Thereafter	43,395
$789,337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.                      INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2007		As of December 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in Thousands)

Amortized intangible assets
Core deposit premiums	$14,430	$9,628	$14,430	$8,331

The aggregate amortization expense for intangible assets was approximately $1,297,000, $1,107,000 and $819,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The estimated amortization expense for each of the next five years is as follows:

2008	$1,170,000
2009	584,000
2010	547,000
2011	547,000
2012	493,000

Changes in the carrying amount of goodwill are as follows:

	For the Years Ended December 31,
	2007	2006
	(Dollars in Thousands)

Beginning balance	$54,365	$43,304
Adjustment of previously acquired goodwill based
on final allocations	448	749
Goodwill acquired through business combinations	-	10,312
Ending balance	$54,813	$54,365

NOTE 8.                      DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $522.9 million and $501.9 million, respectively. The scheduled maturities of time deposits at December 31, 2007 are as follows:

(Dollars in Thousands)

2007	$754,465
2008	102,400
2009	13,369
2010	6,282
2011	5,091
$881,607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.                      DEPOSITS (Continued)

The Company had brokered deposits of $128.0 million and $147.9 million at December 31, 2007 and 2006.  At year end 2007, $91.2 million of the brokered deposits mature in 2008, and $36.8 million mature in 2009.

NOTE 9.                      SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2007 and 2006 were $14.7 million and $15.9 million, respectively.

NOTE 10.                      EMPLOYEE BENEFIT PLANS

The Company has established a retirement plan for eligible employees.  The Ameris Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation.  The Plan also provides for non-elective and discretionary contributions.  All full-time and part-time employees are eligible to participate in the Plan provided they have met the eligibility requirements.  Generally, a participant must have completed twelve months of employment with a minimum of 1,000 hours and have attained an age of 21.

Aggregate expense under the plan charged to operations during 2007, 2006 and 2005 amounted to $1.3 million, $1.4 million and $1.2 million, respectively.

NOTE 11.                      DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements with certain executive officers and directors.  The plans call for certain amounts payable at retirement, death or disability.  The estimated present value of the deferred compensation is being accrued over the expected service period.  The Company and Banks have purchased life insurance policies which they intend to use to finance this liability.  Cash surrender value of life insurance of $2.1 million and $2.2 million at December 31, 2007 and 2006, respectively, is included in other assets.  Accrued deferred compensation of $1.1 million at December 31, 2007 and 2006, is included in other liabilities.  Aggregate compensation expense under the plans was $119,000, $112,000 and $60,000 for 2007, 2006 and 2005, respectively, and is included in other operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.                      OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2007	2006
	(Dollars in Thousands)

Advances under revolving credit agreement with a regional bank with interest at thirty day LIBOR plus 1.35% (5.95% at December 31, 2007) due in December 2009, secured by subsidiary bank stock.	$5,000	$5,000

Advances from the FHLB with adjustable interest at three month LIBOR plus 0.32% (5.53% at December 31, 2007) maturing August 2009.	65,000	65,000

Advance from Federal Home Loan Bank with a fixed interest rate of 3.64%, due September 2008.	1,000	1,000

Advances from Federal Home Loan Bank with interest at fixed rates (weighted average rate of 4.67%) convertible to a variable rate at the option of the lender, due at various dates through May 2010.	19,500	4,500

	$90,500	$75,500

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans, as well as FLHB stock.

Other borrowings at December 31, 2007 have maturities in future years as follows:

(Dollars in Thousands)

2008	$18,500
2009	70,000
2010	2,000
$90,500

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling approximately $111,183,000 at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.                      INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

Current	$8,822	$11,425	$7,184
Deferred	(1,522)	(296)	(35
	$7,300	$11,129	$7,149

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

Tax at federal income tax rate	$7,859	$11,640	$7,098
Increase (decrease) resulting from:
Tax-exempt interest	(403)	(318)	(182)
Amortization of intangible assets	-	-	2
Other	(156)	(193)	231
Provision for income taxes	$7,300	$11,129	$7,149

Net deferred income tax assets of $5,535,000 and $5,971,000 at December 31, 2007 and 2006, respectively, are included in other assets.  The components of deferred income taxes are as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)

Deferred tax assets:
Loan loss reserves	$9,306	$8,036
Deferred compensation	372	390
Stock based compensation	41	120
Nonaccrual interest	253	248
Net operating loss carryforward	90	652
Unrealized loss on securities available for sale	-	1,287
Other real estate owned	221	2
Capitalized costs	216	246
	10,499	10,979
Deferred tax liabilities:
Depreciation and amortization	2,560	2,878
Intangible assets	1,733	2,132
Unrealized gain on securities available for sale	299	-
Unrealized gain on cash flow hedge	372	-
	4,964	5,010

Net deferred tax assets	$5,535	$5,971

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

During 2005, the Company acquired First National Banc Statutory Trust I, a subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of Trust Preferred Securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (7.63% at December 31, 2007) through a pool sponsored by a national brokerage firm.  The Trust Preferred Securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years.  There are certain circumstances (as described in the Trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2007 was $5,000,000.  The aggregate principal amount of Debentures outstanding was $5,155,000.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000.  The related debentures issued by the Company were in the aggregate principal amount of $37,114,000.  Both the trust preferred securities and the related Debentures bear interest at 3-Month LIBOR plus 1.63% (6.62% at December 31, 2007).  Distributions on the trust preferred securities are paid quarterly, with interest on the Debentures being paid on the corresponding dates.  The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                      STOCK-BASED COMPENSATION

Ameris awards its employees various forms of stock-based incentives under certain plans approved by its shareholders.  Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans.  The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 1,785,000 subject to adjustment in certain circumstances to prevent dilution.

All stock options have an exercise price that is equal to the closing fair market value of Ameris’ stock on the date the options were granted.  Options granted under the plans generally vest over a five year period and have a 10 year maximum term.  Most options granted since 2005 contain performance-based vesting conditions.

As of December 31, 2007, the Company has outstanding a total of 53,430 restricted shares granted under the plans as compensation to certain employees.  These shares carry dividend and voting rights.  Sale of these shares is restricted prior to the date of vesting, which is three to five years from the date of the grant.  Shares issued under the plans are recorded at their fair market value on the date of their grant.  The compensation expense is recognized on a straight-line basis over the related vesting period.  Compensation expense related to these grants was $651,000, $484,000 and $321,000 for 2007, 2006 and 2005, respectively.

It is Ameris’ policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares.  Ameris recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term.

Stock-based compensation expense related to stock options was approximately $444,000 and $339,000 in 2007 and 2006, respectively.

A summary of non-performance-based option activity as of December 31, 2007, 2006 and 2005 and changes during the years then ended is presented below:

	December 31, 2007				December 31, 2006				December 31, 2005
		Weighted-	Weighted	Aggregate		Weighted-	Weighted	Aggregate		Weighted-	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic		Average	Average	Intrinsic
		Exercise	Contractual	Value		Exercise	Contractual	Value		Exercise	Contractual	Value
	Shares	Price	Term	$(000)	Shares	Price	Term	$(000)	Shares	Price	Term	$(000)

Under option, beginning of year	252,068	$11.82			296,235	$11.59			390,042	$10.87
Granted	-	-			-	-			14,000	16.92
Exercised	(15,382)	11.20			(40,987)	6.94			(100,129)	9.43
Forfeited	(4,105)	13.45			(3,180)	16.43			(7,678)	13.53
Under option, end of year	232,581	$12.83	3.91	$1,167	252,068	$11.82	4.90	$4,123	296,235	$13.89	5.64	$1,763

Exercisable at end of year	205,412	$11.34	3.57	$1,113	206,917	$11.23	4.47	$3,505	207,851	$10.50	4.79	$1,941
Weighted-average fair value per option granted during year		N/A				N/A				$4.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                      STOCK-BASED COMPENSATION (Continued)

As of December 31, 2007, there was $100,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements for non-performance-based options.  That cost is expected to be recognized over a weighted-average period of 0.89 years.  The total intrinsic value of those shares vested during the year ended December 31, 2007 and 2006 was $365,000 and $1,094,000, respectively.

Additional information pertaining to non-performance based options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life in Years	Price	Outstanding	Price

$8.25 -10.00	87,006	2.35	$8.68	87,006	$8.68
$11.04 - 18.16	145,575	4.83	$13.72	118,456	$13.29
	232,581			205,462

A summary of the activity of performance-based options as of December 31, 2007, 2006 and 2005 and changes during the years then ended is presented below:

	December 31, 2007				December 31, 2006				December 31, 2005
		Weighted-	Weighted	Aggregate		Weighted-	Weighted	Aggregate		Weighted-	Weighted	Aggregate
		Average	Average	Intrinsic		Average	Average	Intrinsic		Average	Average	Intrinsic
		Exercise	Contractual	Value		Exercise	Contractual	Value		Exercise	Contractual	Value
	Shares	Price	Term	(000)	Shares	Price	Term	(000)	Shares	Price	Term	(000)

Under option, beginning of year	259,750	$19.71			163,000	$18.07			-	$-
Granted	171,500	22.98			101,750	21.38			163,000	18.07
Exercised	(180)	18			-	-			-	-
Forfeited	(5,320)	20.94			(5,000)	18			-	-
Under option, end of year	425,750	$20.8	8.49	$-	259,750	$19.71	8.86	$2,290	163,000	$18.07	9.96	$281

Exercisable at end of year	82,650	$18.87	7.72	$-	79,300	$18.67	8.7	$754	30,500	$18.07	9.49	$56

The weighted-average grant date fair value of options granted during the years 2007 and 2006 was $5.53 and $3.48, respectively.  As of December 31, 2007, there was $1.2 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance-based options.  That cost is expected to be recognized over a weighted-average period of 2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                      STOCK-BASED COMPENSATION (Continued)

Additional information pertaining to performance-based options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life in Years	Price	Outstanding	Price

$18.00 -20.12	156,500	7.50	$18.07	62,600	$18.87
$20.76 - 28.53	269,250	9.06	$22.39	20,050	$21.39
	425,750			82,650

The fair value of each stock-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2007	2006	2005

Dividend yield	1.99-2.52%	1.96-2.70%	3.11%
Expected life	8 years	8 years	8 years
Expected volatility	18.09-25.02%	16.51-20.28%	30.05%
Risk-free interest rate	4.59-5.20%	4.45-5.12%	3.94%

A summary of the status of Ameris’ restricted stock awards as of December 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested shares at January 1, 2007	89,770	$19.02
Granted	4,800	22.83
Vested	(39,440)	17.28
Forfeited	(1,700)	13.32
Nonvested shares at December 31, 2007	53,430	$20.83

The balance of unearned compensation related to restricted stock grants as of December 31, 2007 and 2006 was approximately $451,000 and $1.0 million respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.                      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2006, the Company entered into derivative instruments to minimize the volatility in its net interest margin due to a reduction in the prime rate and the resulting effect on interest income from its variable rate loan portfolio.  The Company purchased two $35 million notional amount, 3 and 5-year, 7% prime rate floor contracts to hedge against the exposure to the cash flow of these variable rate loans.  The premium paid for these contracts was $497,000.  These contracts are classified as cash flow hedges of an exposure to changes in the cash flow of a recognized asset.  As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings.  As of December 31, 2007, the hedge is deemed to be highly effective.

				Fair Value	Fair Value
	Notional	Rate of		December 31,	December 31,
	Amount	Floor	Index	2007	2006

Cash flow hedges:
Floor - 5 year	$35,000,000	7%	Prime	$1,144,000	$328,000
Floor - 3 year	35,000,000	7%	Prime	396,000	107,000
	$70,000,000			$1,540,000	$435,000

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Company's commitments is as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)

Commitments to extend credit	$177,410	$179,727
Financial standby letters of credit	7,426	6,139
	$184,836	$185,866

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.                      COMMITMENTS AND CONTINGENT LIABILITIES (Continuted)

Loan Commitments (Continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Collateral is required in instances which the Company deems necessary.  The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2007 and 2006.

At December 31, 2007, the Company had guaranteed the debt of certain officers’ liabilities at another financial institution totaling approximately $535,000. These guarantees represent the available credit line of those certain officers for the purchase of Company stock.  Any stock purchased under this program will be assigned to the Company and held in safekeeping. The Company has not been required to perform on any of these guarantees for the year ended December 31, 2007.

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

A substantial portion of the Company's loans are secured by real estate in the Company's primary market area.  In addition, a substantial portion of the other real estate owned is located in those same markets.  Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate conditions in the Company's primary market area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.                      REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2007, approximately $9,100,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007	(Dollars in Thousands)
Total Capital to Risk Weighted Assets
Consolidated	$191,950	11.59%	$132,525	8.00%	- - -N/A - - -
Ameris Bank	$193,220	11.68%	$133,343	8.00%	$166,679	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$171,331	10.34%	$66,263	4.00%	- - -N/A - - -
Ameris Bank	$172,630	10.44%	$66,172	4.00%	$99,258	6.00%
Tier I Capital to Average Assets:
Consolidated	$171,331	8.39%	$81,719	4.00%	- - -N/A - - -
Ameris Bank	$172,630	8.47%	$81,566	4.00%	$101,958	5.00%

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006	(Dollars in Thousands)
Total Capital to Risk Weighted Assets
Consolidated	$180,676	11.92%	$121,305	8.00%	- - -N/A - - -
Ameris Bank	$180,675	11.94%	$121,089	8.00%	$151,361	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$161,797	10.67%	$60,653	4.00%	- - -N/A - - -
Ameris Bank	$161,830	10.69%	$60,545	4.00%	$90,817	6.00%
Tier I Capital to Average Assets:
Consolidated	$161,797	8.58%	$75,452	4.00%	- - -N/A - - -
Ameris Bank	$161,830	8.64%	$74,954	4.00%	$93,693	5.00%

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

Repurchase Agreements and Other Borrowings:  The carrying amount of variable rate borrowings and securities sold under repurchase agreements approximates fair value. The fair value of  fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

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

Interest Rate Floors: The cash flow hedges are carried at their fair value

The carrying amount and estimated fair value of the Company's financial instruments, not shown elsewhere in these financial statements, were as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,586,408	$1,592,465	$1,418,088	$1,410,168

Financial liabilities:
Deposits	1,757,265	1,760,069	1,710,163	1,710,074
Other borrowings	90,500	89,558	75,500	75,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.                       CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP
                 (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(Dollars in Thousands)

	2007	2006

Assets
Cash and due from banks	$2,809	$6,812
Investment in subsidiaries	233,548	220,439
Other assets	4,758	6,414

Total assets	$241,115	$233,665

Liabilities
Other borrowings	$5,000	$5,000
Other liabilities	2,597	7,664
Subordinated deferrable interest debentures	42,269	42,269

Total liabilities	49,866	54,933

Stockholders' equity	191,249	178,732

Total liabilities and stockholders' equity	$241,115	$233,665

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.                      CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP
         (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in Thousands)

	2007	2006	2005

Income
Dividends from subsidiaries	$9,000	$6,840	$11,952
Interest on deposits in other banks	-	-	254
Fee income from subsidiaries	-	2,777	11,244
Other income	277	3,386	1,936
Total income	9,277	13,003	25,386

Expense
Interest	3,534	4,122	3,530
Amortization and depreciation	-	-	736
Business restructuring expense	-	-	2,838
Other expense	1,255	2,668	15,362
Total expense	4,789	6,790	22,466

Income before income tax benefits and
equity in undistributed earnings of subsidiaries	4,488	6,213	2,920

Income tax benefits	1,526	175	3,258

Income before equity in undistributed earnings
of subsidiaries	6,014	6,388	6,178

Equity in undistributed earnings of subsidiaries	9,139	15,740	7,550

Net income	$15,153	$22,128	$13,728

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.                      CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP
        (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in Thousands)

	2007	2006	2005

OPERATING ACTIVITIES
Net income	$15,153	$22,128	$13,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	-	736
Stock-based compensation expense	1,095	823	321
Undistributed earnings of subsidiaries	(9,139)	(15,740)	(7,550)
Decrease in interest receivable	-	-	3
Increase (decrease) in interest payable	106	(106)	10
Increase in tax receivable	(1,658)	(177)	(1,190)
Provision for deferred taxes	61	201	(180)
(Increase) decrease in due from subsidiaries	(40)	166	(90)
Other operating activities	(2,089)	(1,296)	3,169
Total adjustments	(11,664)	(13,537)	(4,771)

Net cash provided by operating activities	3,489	8,591	8,957

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	-	-	4,546
Purchases of premises and equipment	-	(3)	(587)
Proceeds from sale of fixed assets	-	3,884	-
Contribution of capital to subsidiary bank	-	-	(325)
Net cash paid for acquisitions	-	(5,120)	(13,073)

Net cash used in investing activities	-	(1,239)	(9,439)

FINANCING ACTIVITIES
Repayment of other borrowings	-	-	(219)
Proceeds from subordinated debentures, net	-	1,547	5,000
Purchase of treasury shares	(176)	(112)	(261)
Dividends paid	(7,510)	(7,288)	(6,355)
Reduction in income taxes payable resulting from
vesting of restricted shares	18	40	53
Payment for fractional shares	-	-	(19)
Proceeds from exercise of stock options	176	408	945

Net cash used in financing activities	(7,492)	(5,405)	(856)

Net increase (decrease) in cash and due from banks	(4,003)	1,947	(1,338)

Cash and due from banks at beginning of year	6,812	4,865	6,203

Cash and due from banks at end of year	$2,809	$6,812	$4,865

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$3,428	$4,224	$3,520