Form 10-Q
period 2008-05-08
Ameris Bancorp
filed 2008-05-12
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)		Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☐ No ☒

There were 13,564,937 shares of Common Stock outstanding as of  May 8, 2008.

AMERIS BANCORP

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$63,401	$59,804	$49,640
Federal funds sold & interest bearing balances	4,389	12,022	94,496
Securities available for sale, at fair value	297,589	291,170	300,322
Restricted equity securities, at cost	6,996	7,559	6,884

Loans	1,622,437	1,614,048	1,475,869
Less: allowance for loan losses	28,094	27,640	25,113
Loans, net	1,594,343	1,586,408	1,450,756

Premises and equipment, net	60,053	59,132	47,251
Intangible assets, net	4,509	4,802	5,775
Goodwill	54,675	54,813	54,419
Other assets	32,288	36,353	26,870
Total assets	$2,118,243	$2,112,063	$2,036,413

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$199,692	$197,345	$197,845
Interest-bearing	1,584,599	1,559,920	1,514,662
Total deposits	1,784,291	1,757,265	1,712,507
Federal funds purchased & securities sold under agreements to repurchase	4,987	14,705	5,370
Other borrowings	74,500	90,500	75,500
Other liabilities	15,888	16,075	18,003
Subordinated deferrable interest debentures	42,269	42,269	42,269
Total liabilities	1,921,935	1,920,814	1,853,649

Stockholders' Equity
Common stock, par value $1; 30,000,000 shares authorized;14,886,967, 14,869,924 and 14,850,237 issued	14,887	14,870	14,850
Capital surplus	82,920	82,750	81,620
Retained earnings	104,182	103,095	98,631
Accumulated other comprehensive income(loss)	5,093	1,303	(1,744)
	207,082	202,018	193,357

Treasury stock, at cost, 1,330,197, 1,329,939 and 1,322,717 shares	(10,774)	(10,769)	(10,593)
Total stockholders' equity	196,308	191,249	182,764
Total liabilities and stockholders' equity	$2,118,243	$2,112,063	$2,036,413

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest Income
Interest and fees on loans	$30,134	$30,760
Interest on taxable securities	3,583	3,337
Interest on nontaxable securities	172	179
Interest on deposits in other banks	200	1,042
Interest on federal funds sold	-	94
Total Interest Income	34,089	35,412

Interest Expense
Interest on deposits	14,142	15,205
Interest on other borrowings	1,487	1,786
Total Interest Expense	15,629	16,991

Net Interest Income	18,460	18,419
Provision for Loan Losses	3,200	507
Net Interest Income After Provision for Loan Losses	15,260	17,911

Noninterest Income
Service charges on deposit accounts	3,316	2,870
Mortgage banking activity	869	683
Other service charges, commissions and fees	278	345
Other noninterest income	379	627
Total Noninterest Income	4,842	4,525

Noninterest Expense
Salaries and employee benefits	8,618	7,732
Equipment and occupancy expense	1,992	1,676
Amortization of intangible assets	293	324
Data processing fees	604	793
Other operating expenses	4,133	3,919
Total Noninterest Expense	15,640	14,444

Net Income Before Taxes	4,462	7,992

Provision for Income Taxes	1,496	2,968

Net Income	$2,966	$5,024

Unrealized holding losses arising during period, net of tax	871	785
Unrealized gain on cashflow hedge arising during period, net of tax	1,593	-

Comprehensive Income	$5,430	$5,809

Income per common share-Basic	$0.22	$0.37

Income per common share-Diluted	$0.22	$0.37

Dividends declared per share	$0.14	$0.14

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net Income	$2,966	$5,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	741	769
Provision for loan losses	3,200	507
Amortization of intangible assets	293	324
Other prepaids, deferrals and accruals, net	(5,048)	(3,592)
Net cash provided by operating activities	2,152	3,032

Cash Flows From Investing Activities:
Net decrease in federal funds sold & interest bearing deposits	7,633	40,736
Proceeds from maturities of securities available for sale	36,915	8,818
Purchase of securities available for sale	(39,132)	(24,736)
Net increase in loans	(8,388)	(34,003)
Proceeds from sales of other real estate owned	6,457	488
Purchases of premises and equipment	(1,636)	(1,416)
Net cash provided by/(used in) investing activities	1,849	(10,113)

Cash Flows From Financing Activities:
Net increase in deposits	27,026	2,344
Net decrease/(increase) in federal funds purchased & securities sold under agreements to repurchase	(9,718)	10,563
Decrease in other borrowings	(16,000)	-
Dividends paid	(1,898)	(1,916)
Purchase of treasury shares	(4)	-
Proceeds from exercise of stock options	190	-
Net cash used in financing activities	(404)	(10,135)

Net increase/(decrease) in cash and due from banks	$3,597	$(17,216)

Cash and due from banks at beginning of period	59,804	66,856

Cash and due from banks at end of period	$63,401	$49,640

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 1 - Basis of Presentation & Accounting Policies
Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia.  Ameris conducts the majority of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”).  Ameris Bank currently operates 46 branches in Georgia, Alabama, Northern Florida and South Carolina.  Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers.  We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards.  Ameris’ board of directors and senior managers establish corporate policy, strategy and administrative policies.  Within Ameris’ established guidelines and policies, each advisory board and senior managers make lending and community-specific decisions.  This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the three months and quarter ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts reported for the periods ended March 31, 2007 and December 31, 2007 have been reclassified to conform with the presentation as of March 31, 2008.  These reclassifications had no effect on previously reported net income or stockholders' equity.

Newly Adopted Accounting Pronouncements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 has been applied prospectively as of the beginning of the period.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities Available for Sale – The fair value of securities available for sale is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.

Derivatives – The Company’s current hedging strategies involve utilizing interest floors. The fair value of derivatives is recognized as assets or liabilities in the financial statements.  The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception.  As of March 31, 2008, the Company had cash flow hedges with a notional amount of $70 million for the purpose of converting floating rate assets to fixed rate.

Impaired Loans – Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent.   A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed.  Throughout the quarter certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans.   The fair value of these impaired loans is considered Level 3, and was computed by analysis of appraisals on the underlying collateral and discounted cash flow analysis.

Other Real Estate Owned – The fair value of other real estate owned ("OREO") is determined using certified appraisals that value the property at its highest and best uses by applying traditional valuation methods common to the industry.  The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall as of March 31, 2008:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$297,589	$11,060	$283,463	$3,066
Derivative financial instruments	3,185		3,185
Impaired loans carried at fair value	6,683			6,683
Other real estate owned	5,727			5,727
Total assets at fair value	$313,184	$11,060	$286,648	$15,476

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  The standard provides companies with an option to report selected financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the chance to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting standards.  This standard is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities as of March 31, 2008.

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

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2008, December 31, 2007 and March 31, 2007 are presented below:

	March 31, 2008
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$46,665	$1,169	$-	$47,834
State and municipal securities	18,967	406	(47)	19,326
Corporate debt securities	11,733	134	(177)	11,691
Mortgage backed securities	213,438	3,604	(91)	216,950
Marketable equity securities	1,788	-	-	1,788
	$292,591	$5,313	$(315)	$297,589

	December 31, 2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$69,562	$366	$(5)	$69,923
State and municipal securities	18,232	181	(93)	18,320
Corporate debt securities	9,812	37	(351)	9,498
Mortgage-backed securities	190,896	1,281	(536)	191,641
Marketable equity securities	1,788	-	-	1,788
	$290.290	$1,865	$(985)	$291,170

	March 31, 2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$112,248	$73	$(987)	$111,334
State and municipal securities	19,178	34	(481)	18,731
Corporate debt securities	9,829	62	(49)	9,842
Mortgage-backed securities	160,853	412	(1,599)	159,666
Marketable equity securities	788	-	(39)	528
	$302,896	$581	$(3,155)	$300,322

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

The Company evaluates loans for impairment when a loan is risk rated as substandard or doubtful.  The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral.  In these circumstances, impairment is measured based upon the estimated fair value of the collateral.  In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value.  Impairment with regard to substantially all of Ameris’ impaired loans has been measured based on the estimated fair value of the underlying collateral.  At the time the contractual principal payments on a loan are deemed to be uncollectible, Ameris’ policy is to record a charge-off against the allowance for loan losses.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Commercial, mortgage, financial & agricultural	$1,190,354	$1,172,198	$1,078,088
Residential mortgage	377,878	386,736	340,920
Consumer	54,205	55,114	56,861
	$1,622,,437	$1,614,048	$1,475,869

Note 5 - Allowance for Loan Losses
Activity in the allowance for loan losses for the three months ended March 31, 2008, for the year ended December 31, 2007 and for the three months ended March 31, 2007 is as follows:

(dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Balance, January 1	$27,640	$24,863	$24,863
Provision for loan losses charged to expense	3,200	11,321	507
Loans charged off	(2,945)	(10,418)	(787)
Recoveries of loans previously charged off	199	1,874	530
Ending balance	$28,094	$27,640	$25,113

Note 6 - Weighted Average Shares Outstanding
Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended March 31,
	2008	2007
	(share data in thousands)
Basic shares outstanding	13,497	13,444
Plus: Dilutive effect of ISOs	49	194
Plus: Dilutive effect of Restricted Grants	14	30
Diluted shares outstanding	13,560	13,668

Note 7 – Other Borrowings
The Company has certain borrowing arrangements with various financial institutions that are used in the Company’s operations primarily to fund growth in earning assets when appropriate spreads can be realized.  At March 31, 2008, total other borrowings amounted to $74.5 million compared to $75.5 million at March 31, 2007.  The majority of these balances are comprised in the Company’s borrowing relationship with the FHLB of Atlanta.  Total borrowings at the FHLB were $69.5 million and $70.5 million at March 31, 2008 and 2007, respectively.

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

The following represent the Company’s commitments to extend credit and standby letters of credit:

(dollars in thousands)	March 31, 2008	March 31, 2007

Commitments to extend credit	$187,125	$178,343

Standby letters of credit	$6,804	$7,335

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2008 as compared to December 31, 2007 and operating results for the three-month period ended March 31, 2007.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters.  This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except	2008	2007
share data, taxable	First	Fourth	Third	Second	First
equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter
Results of Operations:
Net interest income	$18,460	$19,248	$19,081	$18,330	$18,419
Net interest income (tax equivalent)	18,814	19,009	19,257	18,722	18,565
Provision for loan losses	3,200	6,914	2,964	936	507
Non-interest income	4,842	3,833	4,591	4,643	4,525
Non-interest expense	15,640	15,502	15,170	13,780	14,444
Net income	2,966	1,186	3,570	5,373	5,024
Selected Average Balances:
Loans, net of unearned income	$1,617,991	$1,605,006	$1,569,906	$1,511,333	$1,458,725
Investment securities	291,708	297,380	299,925	301,848	292,979
Earning assets	1,933,179	1,924,212	1,896,044	1,862,381	1,837,001
Assets	2,115,561	2,112,579	2,069,715	2,030,018	2,014,040
Deposits	1,748,961	1,725,383	1,695,239	1,693,020	1,688,885
Shareholders’ equity	193,971	191,124	187,290	185,177	181,645
Period-End Balances:
Loans, net of unearned income	$1,622,437	$1,614,048	$1,593,014	$1,556,862	$1,475,869
Earning assets	1,924,415	1,917,240	1,917,901	1,873,846	1,870,466
Total assets	2,118,243	2,112,063	2,103,139	2,049,073	2,036,413
Deposits	1,784,291	1,757,265	1,707,855	1,695,185	1,712,507
Shareholders’ equity	196,308	191,249	188,596	184,099	182,764
Per Common Share Data:
Earnings per share-Basic	$0.22	$0.09	$0.26	$0.40	$0.37
Earnings per share – Diluted	0.22	0.09	0.26	0.39	0.37
Book value per share	14.48	14.12	13.93	13.60	13.51
End of period shares outstanding	13,556,770	13,539,985	13,539,195	13,541,476	13,527,520
Weighted average shares outstanding
Basic	13,497,344	13,485,765	13,501,663	13,485,683	13,443,850
Diluted	13,559,761	13,573,626	13,620,069	13,663,072	13,667,509
Market Price:
High Closing Price	16.41	18.67	23.05	25.58	28.32
Low Closing Price	12.49	13.73	17.72	21.76	23.25
Closing Price for Quarter	16.06	16.85	18.08	22.47	24.48
Trading volume (avg. daily)	61,780	51,604	50,547	38,941	41,130
Cash dividends per share	0.14	0.14	0.14	0.14	0.14
Price to earnings	18.25	15.18	12.38	14.40	16.54
Price to book value	1.11	1.19	1.30	1.65	1.81
Performance Ratios:
Return on average assets	0.56%	0.23%	0.68%	1.06%	1.01%
Return on average equity	6.15%	2.48%	7.56%	11.64%	11.22%
Avg. loans as % of avg. deposits	92.51%	93.02%	92.61%	89.27%	86.18%
Net interest margin (tax equivalent)	3.91%	3.92%	4.03%	4.03%	4.10%
Average equity to average assets	9.27%	9.06%	9.04%	9.12%	9.02%
Efficiency ratio	67.12%	67.21%	64.08%	59.98%	62.95%

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Consolidated Earnings and Profitability
Ameris reported net income of $3.0 million, or $0.22 per share, for the quarter ended March 31, 2008, compared to net income for the same quarter in 2007 of $5.0 million, or $0.37 per share.  The Company’s return on average assets and average shareholders’ equity declined in the first quarter of 2008 to 0.56% and 6.15%, respectively, compared to 1.01% and 11.22% in the first quarter of 2007.  Declines in credit quality and thinner net interest margins were the primary reasons for the declines in earnings and profitability levels.

Net Interest Income and Margins
Net interest income for the first quarter of 2008 was $18.5 million, a 0.22% increase compared to the same quarter in 2007.  While net interest income increased minimally, the net interest margin declined reflecting the recent declines in short term rates.  The Company’s net interest margin fell to 3.91% at the end of the first quarter compared to 4.10% in the same period of 2007.

Interest income during the first quarter of 2008 was $34.1 million compared to $35.4 million in the same quarter of 2007.  Yields on earning assets also fell, declining from 7.85% in the first quarter of 2007 to 7.17% in the first quarter of 2008.  Yields on loans led overall yields lower, declining to 7.56% in the current quarter compared to 8.57% in the same period in 2007.  Declines in loan yields were primarily to declines in variable loans as fixed rate loans declined only marginally.  At the end of the first quarter, yields on the Company’s variable loan portfolio had decreased to 6.34%, compared to 8.78% for the same quarter of 2007.  When compared to the first quarter of 2007, yields on fixed rate loans in the first quarter of 2008 remained unchanged at 8.03%.  Fixed rate loans account for approximately 47.50% of the total portfolio.

Interest expense also declined materially, offsetting the majority of declines in interest income.  Total interest expense in the first quarter of 2008 amounted to $15.6 million reflecting a decline of 8.02% from the same quarter in 2007.  The Company’s cost of funding declined to 3.30% in the current quarter from 3.79% reported during the first quarter of 2007.  Declines in the cost of CDs contributed the most to declines in interest expense.  Yields on the Company’s CD portfolio declined to 4.78% in the first quarter of 2008 compared to 5.03% in the same quarter of 2007.  In addition to CDs, the Company’s non-deposit funding declined significantly.  Yields on non-deposit borrowing in the first quarter of 2008 were 3.81% compared to 5.68% in the first quarter of 2007.

Provision for Loan Losses and Credit Quality
The Company’s provision for loan loss during the first quarter of 2008 amounted to $3.2 million compared to $507,000 for the first quarter of 2007.  The increase in the provision was related to deteriorating credit quality in two to three of the Bank’s markets.  Non-performing assets as a percentage of loans and OREO increased to 2.00% at March 31, 2008 compared to 0.67% at March 31, 2007.  A severe slowdown in real estate activity (sales and valuations) centered primarily in our north Florida markets has caused an increase in weaker financial conditions of larger borrowers.  Credit quality has been a priority during the last three quarters as conditions deteriorated rapidly. It has been the policy of the company to recognize losses and potential losses as quickly as possible and to manage the accounts appropriately.  Subsequent to March 31, 2008, the Company has either disposed of OREO or upgraded loans amounting to approximately $8.0 million.

Net charge-offs in the first quarter of 2008 amounted to $2.7 million, or 0.68%, of total loans compared to $257,000, or 0.07%, in the first quarter of 2007.  Net charge-offs in the first quarter at 2008 were centered in our north Florida markets on loans that were identified as weaker credits or loans with deficiencies prior to December 31, 2007.

Noninterest Income
Noninterest income in the first quarter of 2008 increased to $4.8 million from $4.5 million in the same quarter of 2007.  Service charges on deposit accounts increased approximately $446,000 to $3.3 million in the current quarter, primarily the results of accelerated sales of transaction accounts and continued efforts to increase service charges where appropriate.  In addition to increases in service charges, income from mortgage banking activities increased 27.20% to $869,000.  Increases in mortgage related income was primarily the result of expansion in the Company’s staff of producers in the second half of 2007.

Noninterest Expense
Noninterest expenses in the first quarter of 2008 increased to $15.6 million compared to $14.4 million in the same quarter of 2007.  Salaries and benefits increased 11.46% to $8.6 million during the current quarter when compared to the same period a year ago.  Increases are due primarily to continued expansion in South Carolina where current operations are significantly more active than in the prior period when the Company was in the initial stages of the strategy.  Similarly, the expansion in South Carolina contributed to a larger than normal 13.2% increase in premises and equipment expense to end the quarter at $2.0 million.  Other operating expenses increased approximately $214,000 to $4.1 million in the first quarter of 2008 when compared to the first quarter of 2007.  These increases are the result of increased expenses associated with non-performing assets as well as increases in advertising and marketing expenses.

Income taxes
Income taxes in the first quarter amounted to $1.5 million, an effective rate of 33.5%, compared to $3.0 million and 37.2%, respectively, in the same quarter of 2007.  Decreases in the effective rate relate mostly to lower levels of net income relative to stable levels of tax free income.

Capital
Capital management consists of providing equity to support both current and anticipated future operations.  The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board (the “FRB”) and the Georgia Department of Banking and Finance (the “GDBF”), and the Bank is subject to capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (the “FDIC”) and the GDBF.

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

The minimum requirements established by the regulators for the Bank are set forth in the table below along with the actual ratios at March 31, 2008 and 2007.

	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2008 Actual	March 31, 2007 Actual
Tier 1 Capital (to Average Assets)	≥5%	≥4%	8.61%	8.47%
Tier 1 Capital (to Risk Weighted Assets)	≥6%	≥4%	10.58%	10.44%
Total Capital (to Risk Weighted Assets)	≥10%	≥8%	11.84%	11.68%

Management believes that the Company and the Bank met all capital requirements to which they are subject as of March 31, 2008.

Loans and Allowance for Loan Losses
At March 31, 2008, gross loans outstanding were $1.62 billion, an increase of $146.6 million, or 9.9%, over gross loans at March 31, 2007. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and expansion into faster growing markets over the past few years.  The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

The Company focuses on the following loan categories: (1) commercial, mortgage, financial & agricultural, (2) consumer, and (3) residential mortgage.  The Company’s management has strategically located its branches in south and southeast Georgia, north Florida, southeast Alabama and the state of South Carolina and has taken advantage of the growth in these areas.

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

For the three month period ending March 31, 2008, the Company recorded net charge-offs totaling $2.7 million compared to $257,000 for the same period in 2007.  The provision for loan losses for the three months ended March 31, 2008 and 2007 was $3.2 million and $507,000, respectively.  The allowance for loan losses totaled $28.1 million, or 1.73% of total loans at March 31, 2008, compared to $25.1 million, or 1.70% of total loans at March 31, 2007.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2008 and 2007:

(dollars in thousands)	March 31, 2008	March 31, 2007
Balance of allowance for loan losses at beginning of period	$27,640	$24,863
Provision charged to operating expense	3,200	507
Charge-offs:
Commercial, mortgage, financial, & agricultural	2,058	353
Consumer	272	146
Residential mortgage	615	288
Total charge-offs	2,945	787
Recoveries:
Commercial, mortgage, financial, & agricultural	84	357
Consumer	91	121
Residential mortgage	24	51
Total recoveries	199	530
Net charge-offs	2,746	257
Balance of allowance for loan losses at end of period	$28,094	$25,113
Net annualized charge-offs as a percentage of average loans	0.68%	0.07%
Reserve for loan losses as a percentage of loans at end of period	1.73%	1.70%

Non-Performing Assets
Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate.  Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due.  A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.  Non-performing assets increased $7.1 million during the quarter ending March 31, 2008 to end at $32.5 million.  Non-performing assets as a percentage of loans and repossessed collateral were 2.00% and 1.57% at March 31, 2008 and December 31, 2007, respectively.

Slowing real estate activity in some of the Company’s markets has altered the Company’s risk profile.  These markets are centered primarily in northern Florida and include Jacksonville, Gainesville and Crawfordville, Florida.  Deteriorating credit quality has been the result of primarily development or construction loans in areas where there was significant speculation on real estate.  As the speculation diminished, many of the planned projects were slower to develop or sell.  Certain borrowers did not have the liquidity necessary to withstand a severe downturn in the market place but do have sufficient equity in the project that ultimately limits the Company’s potential loss.  The Company anticipates continued stress on its borrowers in these markets until real estate activity increases.

Non-performing assets were as follows:

(dollars in thousands)	March 31, 2008	December 31, 2007
Total nonaccrual loans	$26,812	$18,468
Accruing loans delinquent 90 days or more	-	-
Other real estate owned and repossessed collateral	5,727	6,991
Total non-performing assets	$32,539	$25,459

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is equal to 20% of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At March 31, 2008, there were $69.5 million in advances outstanding with the Federal Home Loan Bank and there were $5 million in advances outstanding on the Company’s line of credit held with a corresponding bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Total securities to total deposits	16.68%	16.57%	17.68%	17.73%	17.53%
Total loans (net of unearned income) to total deposits	90.93%	91.85%	93.26%	91.82%	86.17%
Interest-earning assets to total assets	90.85%	90.78%	91.10%	91.31%	91.65%
Interest-bearing deposits to total deposits	88.81%	88.77%	89.12%	88.30%	88.52%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank's liquidity ratios at March 31, 2008 were considered satisfactory.  The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U. S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity.  At March 31, 2008, the Company had two effective interest rate floors with notional amounts totaling $70 million.  These floors are hedging specific cash flows associated with certain variable rate loans and have strike rates of 7.00%.  Maturities range from September 2009 to September 2011.  Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

Additional information required by Item 305 of Regulation S-K is set forth under Part I, Item 2 of this report.

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

During the quarter ended March 31, 2008, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Nothing to report with respect to the period covered by this Report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our security holders by solicitation of proxies or otherwise during the first quarter of 2008.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIS BANCORP

Date: May 12, 2008

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