Form 10-Q
period 2008-08-04
Ameris Bancorp
filed 2008-08-07
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   001-13901

AMERIS BANCORP
(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

24 SECOND AVE., SE MOULTRIE, GA 31768
(Address of principal executive offices)

(229) 890-1111
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer", "accelerated  filer" and "smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Smaller Reporting Company ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☐ No ☒

There were 13,564,032 shares of Common Stock outstanding as of August 4, 2008.

AMERIS BANCORP

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$47,720	$59,804	$50,328
Federal funds sold & interest bearing balances	38,125	12,022	16,342
Securities available for sale, at fair value	293,601	291,170	300,642
Restricted equity securities, at cost	9,651	7,559	8,234

Loans	1,678,147	1,614,048	1,556,862
Less: allowance for loan losses	28,660	27,640	25,032
Loans, net	1,649,487	1,586,408	1,531,831

Premises and equipment, net	63,291	59,132	52,385
Intangible assets, net	4,217	4,802	5,450
Goodwill	54,813	54,813	54,629
Other assets	32,116	36,353	29,232
Total assets	$2,193,021	$2,112,063	$2,049,073

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$200,936	$197,345	$200,849
Interest-bearing	1,569,925	1,559,920	1,494,337
Total deposits	1,770,861	1,757,265	1,695,185
Federal funds purchased & securities sold under agreements to repurchase	39,795	14,705	6,966
Other borrowings	133,000	90,500	105,500
Other liabilities	14,541	16,075	15,054
Subordinated deferrable interest debentures	42,269	42,269	42,269
Total liabilities	2,000,466	1,920,814	1,864,974

Stockholders' Equity
Common stock, par value $1; 30,000,000 shares authorized; 14,895,134, 14,869,924 and 14,867,934 issued	14,895	14,870	14,868
Capital surplus	83,308	82,750	82,019
Retained earnings	105,430	103,095	102,124
Accumulated other comprehensive income(loss)	(291)	1,303	(4,231)
	203,342	202,018	194,780

Treasury stock, at cost, 1,331,102, 1,329,939 and 1,326,458 shares	(10,787)	(10,769)	(10,681)
Total stockholders' equity	192,555	191,249	184,099
Total liabilities and stockholders' equity	$2,193,021	$2,112,063	$2,049,073

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$28,339	$31,573	$58,472	$62,332
Interest on taxable securities	3,645	3,434	7,228	6,771
Interest on nontaxable securities	173	176	346	355
Interest on deposits in other banks	91	659	291	1,700
Interest on federal funds sold	-	1	-	92
Total Interest Income	32,249	35,842	66,337	71,251

Interest Expense
Interest on deposits	12,314	15,540	26,456	30,744
Interest on other borrowings	879	1,973	2,366	3,758
Total Interest Expense	13,193	17,512	28,822	34,503

Net Interest Income	19,056	18,330	37,515	36,748
Provision for Loan Losses	3,720	936	6,920	1,444
Net Interest Income After Provision for Loan Losses	15,336	17,394	30,595	35,304

Noninterest Income
Service charges on deposit accounts	3,664	3,066	6,980	5,936
Mortgage banking activity	855	799	1,725	1,482
Other service charges, commissions and fees	220	460	498	805
Gain on sale of securities	-	8	-	8
Other noninterest income	574	310	953	937
Total Noninterest Income	5,313	4,643	10,156	9,168

Noninterest Expense
Salaries and employee benefits	8,660	7,492	17,278	15,224
Equipment and occupancy expense	2,103	1,718	4,095	3,394
Amortization of intangible assets	293	324	585	649
Data processing fees	638	581	1,241	1,374
Other operating expenses	4,268	3,664	8,402	7,583
Total Noninterest Expense	15,961	13,780	31,601	28,224

Net Income Before Taxes	4,688	8,257	9,150	16,248

Provision for Income Taxes	1,538	2,884	3,035	5,852

Net Income	$3,149	$5,373	$6,115	$10,397

Unrealized holding gain/(loss) arising during period, net of tax	(4,447)	(2,292)	(1,770)	(1,500)
Unrealized gain/(loss) on cashflow hedge arising during period, net of tax	(1,344)	176	249	176

Comprehensive Income	$(2,642)	$3,257	$4,594	$9,073

Basic earnings per share	$0.23	$0.40	$0.45	$0.77

Diluted earnings per share	$0.23	$0.39	$0.45	$0.76

Dividends declared per share	$0.14	$0.14	$0.28	$0.28

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net Income	$6,115	$10,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,570	1,556
Net loss on sale or disposal of premises and equipment	(34)	-
Provision for loan losses	6,920	1,444
Amortization of intangible assets	585	649
Other prepaids, deferrals and accruals, net	(1,124)	(10,796)
Net cash provided by operating activities	14,032	3,250

Cash Flows From Investing Activities:
Net decrease/(increase) in federal funds sold & interest bearing deposits	(26,103)	118,890
Proceeds from maturities of securities available for sale	52,155	17,771
Purchase of securities available for sale	(57,307)	(38,521)
Proceeds from sales of securities available for sale	-	982
Net increase in loans	(75,562)	(113,911)
Proceeds from sales of other real estate owned	10,333	-
Purchases of premises and equipment	(7,314)	(7,337)
Net cash used in investing activities	(103,798)	(22,126)

Cash Flows From Financing Activities:
Net increase/(decrease) in deposits	13,596	(14,978)
Net increase/(decrease) in federal funds purchased & securities sold under agreements to repurchase	25,090	(8,967)
Net increase in other borrowings	42,500	30,000
Dividends paid	(3,798)	(3,844)
Purchase of treasury shares	(18)	-
Proceeds from exercise of stock options	312	137
Net cash provided by financing activities	77,682	2,348

Net decrease in cash and due from banks	$(12,084)	$(16,528)

Cash and due from banks at beginning of period	59,804	66,856

Cash and due from banks at end of period	$47,720	$50,328

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1 - Basis of Presentation & Accounting Policies
Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia.  Ameris conducts the majority of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”).  Ameris Bank currently operates 48 branches in Georgia, Alabama, Northern Florida and South Carolina.  Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers.  We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards.  Ameris’ board of directors and senior managers establish corporate policy, strategy and administrative policies.  Within Ameris’ established guidelines and policies, each advisory board and senior managers make lending and community-specific decisions.  This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the three months and quarter ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts reported for the periods ended June 30, 2007 and December 31, 2007 have been reclassified to conform with the presentation as of June 30, 2008.  These reclassifications had no effect on previously reported net income or stockholders' equity.

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

Derivatives – The Company’s current hedging strategies involve utilizing interest floors. The fair value of derivatives is recognized as assets or liabilities in the financial statements.  The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception.  As of June 30, 2008, the Company had cash flow hedges with a notional amount of $70 million for the purpose of converting floating rate assets to fixed rate.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  The standard provides companies with an option to report selected financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the chance to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting standards.  This standard is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities as of June 30, 2008.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall as of June 30, 2008:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$293,601	$6,000	$285,534	$2,067
Derivative financial instruments	1,789		1,789
Impaired loans carried at fair value	4,445			4,445
Other real estate owned	3,032			3,032
Total assets at fair value	$302,867	$6,000	$287,323	$9,544

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

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2008, December 31, 2007 and June 30, 2007 are presented below:

	June 30, 2008
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$58,877	$239	$(478)	$58,638
State and municipal securities	18,839	157	(113)	18,883
Corporate debt securities	12,713	112	(526)	12,299
Mortgage backed securities	203,227	938	(2,172)	201,993
Marketable equity securities	1,788	-	-	1,788
	$295,444	$1,446	$(3,289)	$293,601

	December 31, 2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$69,562	$366	$(5)	$69,923
State and municipal securities	18,232	181	(93)	18,320
Corporate debt securities	9,812	37	(351)	9,498
Mortgage-backed securities	190,896	1,281	(536)	191,641
Marketable equity securities	1,788	-	-	1,788
	$290.290	$1,865	$(985)	$291,170

	June 30, 2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$112,316	$3	$(1,653)	$110,666
State and municipal securities	18,708	3	(452)	18,259
Corporate debt securities	9,808	16	(252)	9,572
Mortgage-backed securities	165,126	46	(3,815)	161,357
Marketable equity securities	788	-	-	788
	$306,746	$68	$(6,172)	$300,642

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

The Company evaluates loans for impairment when a loan is risk rated as substandard or worse.  The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral.  In these circumstances, impairment is measured based upon the estimated fair value of the collateral.  In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value.  Impairment with regard to substantially all of Ameris’ impaired loans has been measured based on the estimated fair value of the underlying collateral.  At the time the contractual principal payments on a loan are deemed to be uncollectible, Ameris’ policy is to record a charge-off against the allowance for loan losses.

Nonperforming assets include loans classified as nonaccrual or renegotiated and foreclosed or repossessed assets.  It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or commercial real estate loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security.  When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Commercial, financial & agricultural	$218,055	$188,652	$204,907
Real estate – residential	392,492	386,736	347,644
Real estate – commercial & farmland	631,753	592,177	562,042
Real estate – construction & development	373,033	383,317	380,617
Consumer installment	52,488	55,114	56,419
Other	10,326	8,052	5,233
	$1,678,147	$1,614,048	$1,556,862

Note 5 - Allowance for Loan Losses
Activity in the allowance for loan losses for the six months ended June 30, 2008, for the year ended December 31, 2007 and for the six months ended June 30, 2007 is as follows:

(dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Balance, January 1	$27,640	$24,863	$24,863
Provision for loan losses charged to expense	6,920	11,321	1,444
Loans charged off	(6,745)	(10,418)	(2,113)
Recoveries of loans previously charged off	845	1,874	838
Ending balance	$28,660	$27,640	$25,032

Note 6 – Goodwill and Intangible Assets
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

Market conditions have deteriorated since the end of 2007 with real estate activity and resulting valuations becoming increasingly stressed and exposing areas of risk for which the Company has had reduced clarity.  Management has evaluated the carrying value of its goodwill in light of these new market conditions and believes that there is no impairment in the goodwill assigned to its subsidiary Bank at June 30, 2008.  Management’s determination regarding potential impairment was based on estimates of the fair value of the subsidiary Bank, using valuation methods based largely on multiples of its earnings.  While the subsidiary Bank’s earnings have been impacted by market conditions and weaker than normal credit quality, the Bank’s earnings and the corresponding multiples indicate that there is no impairment at the end of the second quarter of 2008.

Note 7 - Weighted Average Shares Outstanding
Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	13,511	13,486	13,504	13,465
Plus: Dilutive effect of ISOs	39	170	44	182
Plus: Dilutive effect of Restricted Grants	13	7	13	18
Diluted shares outstanding	13,563	13,663	13,561	13,665

Note 8 – Other Borrowings
The Company has certain borrowing arrangements with various financial institutions that are used in the Company’s operations primarily to fund growth in earning assets when appropriate spreads can be realized.  At June 30, 2008, total other borrowings amounted to $133.0 million compared to $105.5 million at June 30, 2007.  The majority of these balances are comprised in the Company’s borrowing relationship with the FHLB of Atlanta.  Total borrowings at the FHLB were $128.0 million and $69.5 million at June 30, 2008 and 2007, respectively.

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

The following represent the Company’s commitments to extend credit and standby letters of credit:

(dollars in thousands)	June 30, 2008	June 30, 2007

Commitments to extend credit	$170,576	$206,590

Standby letters of credit	$6,183	$6,719

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	2008		2007
(in thousands, except share data, taxable equivalent)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Results of Operations:
Net interest income	$19,056	$18,460	$19,248	$19,081	$18,330
Net interest income (tax equivalent)	19,514	18,814	19,009	19,257	18,722
Provision for loan losses	3,720	3,200	6,914	2,964	936
Non-interest income	5,313	4,842	3,833	4,591	4,643
Non-interest expense	15,961	15,640	15,502	15,170	13,780
Net income	3,149	2,966	1,186	3,570	5,373
Selected Average Balances:
Loans, net of unearned income	$1,650,781	$1,617,991	$1,605,006	$1,569,906	$1,511,333
Investment securities	307,304	291,708	297,380	299,925	301,848
Earning assets	1,976,321	1,933,179	1,924,212	1,896,044	1,862,381
Assets	2,141,940	2,115,561	2,112,579	2,069,715	2,030,018
Deposits	1,764,067	1,748,961	1,725,383	1,695,239	1,693,020
Shareholders’ equity	192,605	193,971	191,124	187,290	185,177
Period-End Balances:
Loans, net of unearned income	$1,678,147	$1,622,437	$1,614,048	$1,593,014	$1,556,862
Earning assets	2,009,873	1,924,415	1,917,240	1,917,901	1,873,846
Total assets	2,193,021	2,118,243	2,112,063	2,103,139	2,049,073
Total deposits	1,770,861	1,784,291	1,757,265	1,707,855	1,695,185
Shareholders’ equity	192,555	196,308	191,249	188,596	184,099
Per Common Share Data:
Basic earnings per share	$0.23	$0.22	$0.09	$0.26	$0.40
Diluted earnings per share	0.23	0.22	0.09	0.26	0.39
Book value per share	14.20	14.48	14.12	13.93	13.60
End of period shares outstanding	13,564,032	13,556,770	13,539,985	13,539,195	13,541,476
Weighted average shares outstanding
Basic	13,510,907	13,497,344	13,485,765	13,501,663	13,485,683
Diluted	13,563,032	13,559,761	13,573,626	13,620,069	13,663,072
Market Price:
High Closing Price	16.26	16.41	18.67	23.05	25.58
Low Closing Price	8.70	12.49	13.73	17.72	21.76
Closing Price for Quarter	8.70	16.06	16.85	18.08	22.47
Trading volume (avg daily)	62,739	61,780	51,604	50,547	38,941
Cash dividends per share	0.14	0.14	0.14	0.14	0.14
Price to earnings	9.45	18.25	15.18	12.38	14.40
Price to book value	0.61	1.11	1.19	1.30	1.65
Performance Ratios:
Return on average assets	0.59%	0.56%	0.23%	0.68%	1.06%
Return on average equity	6.58%	6.15%	2.48%	7.56%	11.64%
Loans/Deposits (average)	93.58%	92.51%	93.02%	92.61%	89.27%
Net interest margin (tax equivalent)	3.96%	3.91%	3.92%	4.03%	4.03%
Equity/Assets (average)	8.99%	9.27%	9.06%	9.04%	9.12%
Efficiency ratio	65.50%	67.12%	67.21%	64.08%	59.98%

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2008 as compared to December 31, 2007 and operating results for the three-month and six-month periods ended June 30, 2007.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Consolidated Earnings and Profitability
Ameris reported net income of $3.1 million, or $0.23 per share, for the quarter ended June 30, 2008, compared to net income for the same quarter in 2007 of $5.4 million, or $0.39 per share.  The Company’s return on average assets and average shareholders’ equity declined in the second quarter of 2008 to 0.59% and 6.58%, respectively, compared to 1.06% and 11.64% in the second quarter of 2007.  Declines in credit quality and lower net interest margins were the primary reasons for the declines in earnings and profitability levels.

Net Interest Income and Margins
Net interest income for the second quarter of 2008 was $19.0 million, a 3.9% increase compared to the same quarter in 2007.  While the Company’s net interest income increased slightly, the net interest margin declined reflecting the recent declines in short-term rates.  The Company’s net interest margin declined to 3.96% at the end of the second quarter compared to 4.03% in the same period of 2007.

Interest income during the second quarter of 2008 was $32.2 million compared to $35.8 million in the same quarter of 2007.  Yields on earning assets also fell, declining from 7.80% in the second quarter of 2007 to 6.64% in the second quarter of 2008.  Yields on loans led overall yields lower, declining to 6.97% in the second quarter compared to 8.46% in the same period in 2007.  Declines in loan yields were primarily related to declines in variable loans as fixed rate loans declined only marginally.  At the end of the second quarter, yields on the Company’s variable loan portfolio had decreased to 5.99%, compared to 8.75% for the same quarter of 2007.  When compared to the second quarter of 2007, yields on fixed rate loans in the second quarter of 2008 declined to 7.69% from 8.14%.  Fixed rate loans account for approximately 47.60% of the total portfolio.

Interest expense also declined significantly, offsetting the majority of declines in interest income.  Total interest expense in the second quarter of 2008 amounted to $13.2 million, reflecting a decline of 24.66% from the same quarter in 2007.  The Company’s cost of funding declined to 2.74% in the current quarter from 3.84% reported during the second quarter of 2007.  Yields on the Company’s CD portfolio declined to 4.26% in the second quarter of 2008 compared to 5.08% in the same quarter of 2007.  In addition to CDs, the Company’s non-deposit funding declined significantly.  Yields on non-deposit borrowing in the second quarter of 2008 were 2.10% compared to 5.81% in the second quarter of 2007.  Declines in the costs of non-deposit borrowings relate mostly to favorable structures in the Company’s borrowings from the FHLB.

Provision for Loan Losses and Credit Quality
The Company’s provision for loan losses during the second quarter of 2008 amounted to $3.7 million compared to $936,000 for the same quarter of 2007.  The increase in the provision was related to continued credit quality declines in several of the Bank’s markets.  Non-performing assets as a percentage of loans and OREO increased to 2.09% at June 30, 2008 compared to 1.17% at June 30, 2007.  A severe slowdown in real estate activity (sales and valuations) centered primarily in our north Florida markets has exposed weaker borrowers and stressed the financial condition of stronger borrowers.  Strengthening the underlying controls and risk management systems around credit quality has been a priority for the past several quarters and continues today.  These efforts compound the efforts already underway to remove weaker borrowers from the balance sheet and to aggressively work non-performing assets.  The Company believes that these efforts will ultimately yield to a moderating and improving trend on credit quality but understands that a stronger real estate market is required.

Net charge-offs in the second quarter of 2008 amounted to $3.1 million, or annualized 0.75% of total loans compared to $1.0 million, or 0.26%, in the second quarter of 2007.  Net charge-offs in the second quarter of 2008 were centered in our north Florida markets on loans that were identified as weaker credits or loans with deficiencies prior to December 31, 2007.

Noninterest Income
Noninterest income in the second quarter of 2008 increased to $5.3 million from $4.6 million in the same quarter of 2007.  Service charges on deposit accounts increased approximately $598,000 to $3.7 million in the current quarter.  These increases were primarily the result of significantly more transaction accounts becoming subject to fees and charges and continued efforts to increase service charges where appropriate.  In addition to increases in service charges, income from mortgage banking activities increased 7.0% to $855,000.  Increases in mortgage related income was primarily the result of continued expansion in the Company’s staff of producers in the second half of 2007.

Noninterest Expense
Noninterest expenses in the second quarter of 2008 increased to $16.0 million compared to $13.8 million in the same quarter of 2007.  Salaries and benefits increased 15.58% to $8.7 million during the second quarter when compared to the same period a year ago.  The Company’s continued expansion in South Carolina and Jacksonville, Florida contributed to a larger than normal 22.4% increase in premises and equipment expense to end the quarter at $2.1 million.  Other operating expenses increased approximately $604,000 to $4.3 million in the second quarter of 2008 when compared to the second quarter of 2007.  These increases are the result of increased expenses associated with non-performing assets as well as increases in advertising and marketing expenses.

Income taxes
Income taxes in the second quarter amounted to $1.5 million, an effective rate of 32.8%, compared to $2.9 million and 34.9%, respectively, in the same quarter of 2007.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Interest Income
Interest income for the six months ended June 30, 2008 was $66.3 million, a decline of 6.9%, compared to $71.2 million for the same period in 2007.  Average earning assets for the six month period increased 5.6%, to $1.95 billion as of June 30, 2008 compared to $1.85 billion as of June 30, 2007.  Yield on average earning assets declined 92 basis points to 6.91% from 7.83% for the six months ended June 30, 2008 and 2007, respectively.

Interest Expense
Total interest expense for the six months ended June 30, 2008 amounted to $28.8 million, reflecting a decline of 16.4% from the same period of 2007.  During the six month period ended June 30, 2008, the Company’s cost of funding declined to 3.02% from 3.81% reported in the previous year.  In the same period, yields on the Company’s CD portfolio fell to 4.52% compared to 5.06% for the six months period ended June 30, 2008.  The Company’s non-deposit funding declined significantly to 2.93% from 5.75% in the first half of 2007.

Net Interest Income
Net interest income for the six months ended June 30, 2008 increased $767,000, or 2.0%, to $37.5 million compared to $36.7 million for the same period ending June 30, 2007.  The Company’s net interest margin decreased to 3.94% for the six months ended June 30, 2008 compared to 4.07% as of June 30, 2007.

Provision for Loan Losses
The provision for loan losses rose notably to $6.9 million for the six months ended June 30, 2007 compared to $1.4 million in the same period in 2007.  Total non-performing assets increased to $35.1 million at June 30, 2008 from $18.2 million at June 30, 2007.   For the six month period ending June 30, 2008, Ameris had net charge-offs of $5.9 million compared to $1.3 million for the same period in 2007.

Noninterest Income
Noninterest income for the first six months of 2008 rose $988,000, or 10.7%, to $10.2 million, compared to the year ago period.  Service charges on deposit accounts increased 17.5%, or $1.0 million, to end the six month period at $7.0 million.  Mortgage banking activities include origination fees, service release premiums and gain on the sales of mortgage loans held-for-sale. Mortgage banking activities for the six months ended June 30, 2008 totaled $1.7 million, an increase of $243,000, or 16.4%, compared to mortgage banking activities of $1.5 million in the six months ended June 30, 2007.

Noninterest Expense
Non-interest expense for the first six months of 2008 was $31.6 million.  This represents a $3.3 million increase over the prior year period which totaled $28.2 million.  Salaries and employee benefits of $17.2 million for the six months ended June 30, 2008 were $2.0 million higher than the $15.2 million reported for the same period in 2007.  The majority of this increase is attributable to new hires across the Company’s growth markets. Occupancy and equipment expense increased $701,000 to $4.1 million for the six months ended June 30, 2008 compared to the same period of 2007 as a result of new branch offices, primarily in South Carolina and Jacksonville, Florida.  Marketing and advertising expense increased during the first half of 2008 to $1.2 million, an increase of approximately $700,000 when compared to the same period in 2007.  This increase relates to aggressive marketing campaigns in new and existing markets and is partially the cause of increases in mortgage and service charge revenues.   At the end of the first six months of 2008, collection expense related to problem loans more than doubled to $520,000 from $200,000 from the same period ended June 30, 2007.

Income Taxes
For the six months ended June 30, 2008 and 2007, the provision for taxes was $3.0 million and $5.9 million, respectively. The effective tax rate for the six months ended June 30, 2008 was 33.1% compared to 36.0% for the same period in 2007. The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income.  Decreases in the tax expense directly correspond to the decrease in taxable income reported at the end of the first six months of 2008 compared to the first six months of 2007.

Short-Term Investments
The Company’s short-term investments are comprised of federal funds sold and interest bearing balances.  At June 30, 2008, the Company’s short-term investments were $38.1 million, compared to $12.0 million and $16.3 million at December 31, 2007 and June 30, 2007, respectively.  These balances have historically been distributed between deposits held by the Federal Home Loan Bank, IPS balances and bank owned CDs.  Due to the interest rate environment, the Company has moved from having approximately 28-23% of short-term investments in IPS to have zero IPS balances at June 30, 2008.   The type and amount of total short-term investments has changed as Management shifted earning assets into higher yielding instruments.

Other Borrowings
At June 30, 2008, total other borrowings amounted to $133.0 million compared to $90.5 million and $105.5 million at December 31, 2007 and June 30, 2007, respectively.  The majority of these balances are comprised in the Company’s borrowing relationship with the FHLB of Atlanta.  Total borrowings at the FHLB were $128.0 million, $85.5 million and $69.5 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.  Due to changes in the interest rate environment, the Company has been shifting its sources of leverage in an attempt to adjust the Company’s borrowings into the most favorable position, which has resulted in the change of the three periods.

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

The minimum requirements established by the regulators for the Bank are set forth in the table below along with the actual ratios at June 30, 2008 and 2007.

	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2008 Actual	June 30, 2007 Actual
Tier 1 Capital (to Average Assets)	≥5%	≥4%	8.55%	8.59%
Tier 1 Capital (to Risk Weighted Assets)	≥6%	≥4%	10.24%	10.74%
Total Capital (to Risk Weighted Assets)	≥10%	≥8%	11.50%	11.99%

Loans and Allowance for Loan Losses
At June 30, 2008, gross loans outstanding were $1.68 billion, an increase of $121.3 million, or 7.8%, over gross loans at June 30, 2007. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and expansion into faster growing markets over the past few years.  The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

The Company focuses on the following loan categories: (1) commercial, financial & agricultural, (2) residential real estate, (3) commercial and farmland real estate, (4) construction and development related real estate, and (5) consumer.  The Company’s management has strategically located its branches in south and southeast Georgia, north Florida, southeast Alabama and the state of South Carolina and has taken advantage of the growth in these areas.

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

For the six month period ending June 30, 2008, the Company recorded net charge-offs totaling $5.9 million compared to $1.2 million for the same period in 2007.  The provision for loan losses for the six months ended June 30, 2008 and 2007 was $6.9 million and $1.4 million, respectively.  The allowance for loan losses totaled $28.6 million, or 1.71% of total loans at June 30, 2008, compared to $25.0 million, or 1.61% of total loans at June 30, 2007.

The following table presents an analysis of the allowance for loan losses for the six month periods ended June 30, 2008 and 2007:

(dollars in thousands)	June 30, 2008	June 30, 2007
Balance of allowance for loan losses at beginning of period	$27,640	$24,863
Provision charged to operating expense	6,920	1,444
Charge-offs:
Commercial, financial & agricultural	673	404
Real estate – residential	1,574	574
Real estate – commercial & farmland	348	504
Real estate – construction & development	3,624	405
Consumer installment	527	228
Other	-	-
Total charge-offs	6,745	2,114
Recoveries:
Commercial, financial & agricultural	120	453
Real estate – residential	115	67
Real estate – commercial & farmland	99	101
Real estate – construction & development	356	1
Consumer installment	154	217
Other	-	-
Total recoveries	845	839
Net charge-offs	5,900	1,275
Balance of allowance for loan losses at end of period	$28,660	$25,032
Net annualized charge-offs as a percentage of average loans	0.70%	0.16%
Reserve for loan losses as a percentage of loans at end of period	1.71%	1.61%

Non-Performing Assets
Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate.  Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due.  A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.  Non-performing assets increased $9.7 million during the quarter ending June 30, 2008 when compared to the quarter ending December 31, 2007, to end at $35.1 million ..  Non-performing assets as a percentage of loans and repossessed collateral were 2.09% and 1.57% at June 30, 2008 and December 31, 2007, respectively.

Slowing real estate activity in some of the Company’s markets has altered the Company’s risk profile.  These markets are centered primarily in northern Florida and include Jacksonville, Gainesville and Crawfordville, Florida.  Deteriorating credit quality has been the result of development or construction loans in areas where there was significant speculation on real estate.  As the speculation diminished and secondary market liquidity became more scarce, many of the planned projects were slower to develop or sell.  Certain borrowers did not have the liquidity necessary to withstand a severe downturn in the market place but do have sufficient equity in the project that ultimately limits the Company’s potential loss.  The Company anticipates continued stress on its borrowers in these markets until real estate activity increases.

Non-performing assets were as follows:

(dollars in thousands)	June 30, 2008	December 31, 2007
Total nonaccrual loans	$32,106	$18,468
Accruing loans delinquent 90 days or more	-	-
Other real estate owned and repossessed collateral	3,032	6,991
Total non-performing assets	$35,138	$25,459

Commercial Lending Practices
On December 12, 2006, the Federal Bank Regulatory Agencies released guidance on Concentration in Commercial Real Estate Lending.  This guidance defines CRE loans as loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property, excluding owner occupied properties (loans for which 50% or more of the source of repayment is derived from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property) or the proceeds of the sale, refinancing, or permanent financing of the property.  Loans for owner occupied CRE are generally excluded from the CRE guidance.

The CRE guidance is applicable when either:

    (a) Total loans for construction, land development, and other land, net of owner occupied loans, represent 100% or more of a bank’s total risk-based capital; or
    (b) Total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land, net of owner occupied loans, represent 300% or more of a bank’s total risk-based capital.

Banks that are subject to the CRE guidance’s criteria will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks.  Higher allowances for loan losses and capital levels may also be appropriate.

As of June 30, 2008, the Company exhibited a concentration in commercial real estate (CRE) loans.  The primary risks of CRE lending are:

    (a) Within CRE loans, construction and development loans are somewhat dependent upon continued strength in demand for residential real estate, which is reliant on favorable real estate mortgage rates and changing population demographics;
    (b) On average, CRE loan sizes are generally larger than non-CRE loan types; and
    (c) Certain construction and development loans may be less predictable and more difficult to evaluate and monitor.

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2008 and December 31, 2007.

(dollars in thousands)	June 30, 2008		December 31, 2007
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Construction & development loans	$373,033	22%	$383,317	24%
Multi-family loans	26,361	2%	33,606	2%
Nonfarm non-residential loans	520,730	31%	495,672	31%
Total CRE Loans	$920,124	55%	$912,595	57%
All other loan types	758,023	45%	701,453	43%
Total Loans	$1,678,147	100%	$1,614,048	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company's internal concentration limits as of June 30, 2008 and December 31, 2007.

	Internal	June 30, 2008	December 31, 2007
	Limit	Actual	Actual
Construction & development	200%	174%	191%

Construction & development, multi-family and non-farm non-residential	400%	368%	382%

Other Real Estate Owned
For the three months ended June 30, 2008, the Company sold 14 foreclosed assets with an aggregate estimated value of $4.3 million.  Approximately 70% of the foreclosed assets sold were higher risk construction and development properties.  During the same period, the Company foreclosed on 12 properties with an aggregate estimated value of $1.8 million.  Approximately 75% of the newly foreclosed assets were construction and development properties.

The following is a summary of other real estate activity for the six month period ending June 30, 2008:

(dollars in thousands)

Balance as of December 31, 2007	$6,991
Write-down	(1,384)
Sale of 30 construction & development properties	(7,572)
Sale of 10 residential properties	(2,701)
Sale of 1 non-farm property	(60)
Foreclosure on 27 construction & development properties	7,371
Foreclosure on 1 farmland property	25
Foreclosure on 4 residential properties	197
Foreclosure on 1 non-farm property	165
Balance as of June 30, 2008	$3,032

The following is an inventory of other real estate as of June 30, 2008:

(dollars in thousands)
		Carrying
	Number	Amount
Construction & Development	18	$2,696
Farmland	1	25
1-4 Residential	3	116
Non-Farm Non-Residential	2	195
Total Other Real Estate Owned	24	$3,032

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is equal to 20% of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At June 30, 2008, there were $128.0 million in advances outstanding with the Federal Home Loan Bank and there were $5 million in advances outstanding on the Company’s line of credit held with a corresponding bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Total securities to total deposits	16.58%	16.68%	16.57%	17.68%	17.73%
Total loans (net of unearned income) to total deposits	94.76%	90.93%	91.85%	93.26%	91.82%
Interest-earning assets to total assets	91.65%	90.85%	90.78%	91.10%	91.31%
Interest-bearing deposits to total deposits	88.65%	88.81%	88.77%	89.12%	88.30%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank's liquidity ratios at June 30, 2008 were considered satisfactory.  The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U. S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity.  At June 30, 2008, the Company had two effective interest rate floors with notional amounts totaling $70 million.  These floors are hedging specific cash flows associated with certain variable rate loans and have strike rates of 7.00%.  Maturities range from September 2009 to September 2011.  Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended June 30, 2008, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
	The Annual Meeting of the Shareholders of the Company was held on April 29, 2008. The proposals set forth below were voted on at the Annual Meeting, with the following results:
	1.	The following director nominees were elected by a plurality vote to serve as Class II directors until the annual meeting to be held in 2011:
		Nominee	For	Authority Withheld
		J. Raymond Fulp	10,471,049	122,591
		Robert P. Lynch	10,480,767	112,873
		Brooks Sheldon	10,485,556	108,084

		The following director nominee was elected by a plurality vote to serve as a Class III director until the annual meeting to be held in 2009:
		Nominee	For	Authority Withheld
		Jimmy D. Veal	10,482,547	111,093

	2.
Ratification of the appointment of Mauldin & Jenkins, Certified Public Accountants, LLC, as the Company’s independent accountants for the fiscal year ended December 31, 2007 by a vote of 10,509,171 for, 58,703 against, and 25,766 abstaining.

Each of the foregoing proposals was set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated March 28, 2008.  A shareholder proposal regarding a request that the Board of Directors of the Company take the necessary steps to declassify the Board was also included in that Notice of Annual Meeting and Proxy Statement but was not presented at the Annual Meeting by or on behalf of the shareholder, and no vote was taken with respect to such proposal.

Item 5.	Other Information
	None.

Item 6.	Exhibits
	The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIS BANCORP

Date: August 7, 2008

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