Form 10-Q
period 2008-10-24
Ameris Bancorp
filed 2008-11-10
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 13,565,766 shares of Common Stock outstanding as of November 5, 2008.

AMERIS BANCORP

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$43,549	$59,804	$58,281
Federal funds sold & interest bearing balances	75,458	12,022	22,910
Securities available for sale, at fair value	287,790	291,170	301,977
Restricted equity securities, at cost	9,836	7,559	8,729

Loans	1,710,109	1,614,048	1,593,014
Less: allowance for loan losses	30,144	27,640	26,434
Loans, net	1,679,965	1,586,408	1,566,580

Premises and equipment, net	65,868	59,132	54,639
Intangible assets, net	3,924	4,802	5,126
Goodwill	54,813	54,813	54,675
Other assets	36,440	36,353	30,222
Total assets	$2,257,643	$2,112,063	$2,103,139

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$198,900	$197,345	$192,707
Interest-bearing	1,607,439	1,559,920	1,515,148
Total deposits	1,806,339	1,757,265	1,707,855
Federal funds purchased & securities sold under agreements to repurchase	63,973	14,705	32,359
Other borrowings	138,600	90,500	116,500
Other liabilities	13,118	16,075	15,560
Subordinated deferrable interest debentures	42,269	42,269	42,269
Total liabilities	2,064,299	1,920,814	1,914,543

Stockholders' Equity
Preferred stock, par value$1; 5,000,000 shares authorized; zero shares issued or outstanding	0	0	0
Common stock, par value $1; 30,000,000 shares authorized; 14,895,134, 14,869,924 and 14,867,934 issued	14,895	14,870	14,869
Capital surplus	83,453	82,750	82,308
Retained earnings	105,117	103,095	103,805
Accumulated other comprehensive income(loss)	666	1,303	(1,617)
Treasury stock, at cost, 1,331,102, 1,329,939 and 1,326,458 shares	(10,787)	(10,769)	(10,769)
Total stockholders' equity	193,344	191,249	188,596
Total liabilities and stockholders' equity	$2,257,643	$2,112,063	$2,103,139

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$28,280	$33,479	$86,752	$95,811
Interest on taxable securities	3,563	3,480	10,793	10,252
Interest on nontaxable securities	169	175	514	530
Interest on deposits in other banks and federal funds sold	100	317	391	2,109
Total Interest Income	32,112	37,451	98,450	108,702

Interest Expense
Interest on deposits	11,717	15,877	38,173	46,621
Interest on other borrowings	1,218	2,493	3,584	6,252
Total Interest Expense	12,935	18,370	41,757	52,873

Net Interest Income	19,177	19,081	56,693	55,829
Provision for Loan Losses	8,220	2,964	15,140	4,407
Net Interest Income After Provision for Loan Losses	10,957	16,117	41,553	51,422

Noninterest Income
Service charges on deposit accounts	3,657	3,197	10,637	9,133
Mortgage banking activity	745	783	2,469	2,265
Other service charges, commissions and fees	120	203	618	1,008
Gain on sale of securities	-	(69)	-	(61)
Other noninterest income	117	477	1,070	1,414
Total Noninterest Income	4,639	4,591	14,794	13,759

Noninterest Expense
Salaries and employee benefits	7,113	7,438	24,392	22,662
Equipment and occupancy expense	1,904	1,757	5,999	5,151
Amortization of intangible assets	293	324	878	973
Data processing fees	1,238	1,110	3,557	3,436
Other operating expenses	4,213	4,540	11,537	11,171
Total Noninterest Expense	14,761	15,169	46,363	43,393

Net Income Before Taxes	835	5,539	9,984	21,788

Provision for Income Taxes	469	1,969	3,504	7,821

Net Income	$366	$3,570	$6,480	$13,967

Other Comprehensive Income, Net of Tax
Unrealized holding gain/(loss) arising during period, net of tax	856	(941)	571	(316)
Unrealized gain/(loss) on cashflow hedge arising during period, net of tax	100	306	300	98
Reclassification for losses included in net income, net of tax	-	-	41	203

Comprehensive Income	$1,322	$2,935	$7,393	$13,952

Basic earnings per share	$0.03	$0.26	$0.48	$1.04

Diluted earnings per share	$0.03	$0.26	$0.48	$1.02

Dividends declared per share	$0.05	$0.14	$0.33	$0.42

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net Income	$6,480	$13,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,400	2,299
Net loss on sale or disposal of premises and equipment	(38)	-
Net gain/(loss) on sale of other real estate owned	(41)	(2,267)
Provision for loan losses	15,140	4,407
Amortization of intangible assets	878	973
Other prepaids, deferrals and accruals, net	(5,808)	(7,104)
Net cash provided by operating activities	19,011	12,275

Cash Flows From Investing Activities:
Net decrease/(increase) in federal funds sold & interest bearing deposits	(63,437)	112,322
Proceeds from maturities of securities available for sale	59,800	24,379
Purchase of securities available for sale	(57,843)	(52,273)
Proceeds from sales of securities available for sale	-	10,153
Net increase in loans	(116,705)	(151,623)
Proceeds from sales of other real estate owned	11,266	2,267
Purchases of premises and equipment	(10,753)	(10,333)
Net cash used in investing activities	(177,672)	(65,108)

Cash Flows From Financing Activities:
Net increase/(decrease) in deposits	49,075	(2,309)
Net increase in federal funds purchased & securities sold under agreements to repurchase	49,268	16,426
Net increase in other borrowings	48,100	41,000
Dividends paid	(4,476)	(5,685)
Purchase of treasury shares	(18)	(176)
Decrease in unfunded obligation on Islands acquisition	-	(5,120)
Proceeds from exercise of stock options	457	122
Net cash provided by financing activities	142,406	44,258

Net decrease in cash and due from banks	$(16,255)	$(8,575)

Cash and due from banks at beginning of period	59,804	66,856

Cash and due from banks at end of period	$43,549	$58,281

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 1 - Basis of Presentation & Accounting Policies
Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia.  Ameris conducts the majority of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”).  Ameris Bank currently operates 50 branches in Georgia, Alabama, Northern Florida and South Carolina.  Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers.  We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards.  Ameris’ board of directors and senior managers establish corporate policy, strategy and administrative policies.  Within Ameris’ established guidelines and policies, each advisory board and senior managers make lending and community-specific decisions.  This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the nine months and quarter ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts reported for the periods ended September 30, 2007 and December 31, 2007 have been reclassified to conform with the presentation as of September 30, 2008.  These reclassifications had no effect on previously reported net income or stockholders' equity.

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

Derivatives – The Company’s current hedging strategies involve utilizing interest rate floors. The fair value of derivatives is recognized as assets or liabilities in the financial statements.  The accounting for the change in the fair value of a derivative depends on the intended use of the derivative instrument at inception.  As of September 30, 2008, the Company had cash flow hedges with a notional amount of $70 million for the purpose of converting floating rate assets to fixed rate.

Impaired Loans – Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent.   A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed.  Throughout the quarter certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans.   The fair value of these impaired loans is considered Level 3, and was computed by analysis of appraisals of the underlying collateral and discounted cash flow analysis.

Other Real Estate Owned – The fair value of other real estate owned ("OREO") is determined using certified appraisals that value the property at its highest and best uses by applying traditional valuation methods common to the industry.  The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  The standard provides companies with an option to report selected financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the chance to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting standards.  This standard is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities as of September 30, 2008.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall as of September 30, 2008:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$287,790	$535	$283,187	$4,068
Derivative financial instruments	1,907		1,907
Impaired loans carried at fair value	11,030			11,030
Other real estate owned	3,734			3,734
Total assets at fair value	$304,461	$535	$285,094	$18,832

Note 2 - Investment Securities
Ameris’ investment policy blends the needs of the Company’s liquidity and interest rate risk with its desire to improve income and provide funds for expected growth in loans.  Under this policy, the Company generally invests in obligations of the United States Treasury or other governmental or quasi-governmental agencies.  Ameris’ portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited.  For the small portion of Ameris’ portfolio that has been found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2008, December 31, 2007 and September 30, 2007 are presented below:

	September 30, 2008
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$58,875	$229	$(736)	$58,368
State and municipal securities	18,502	244	(135)	18,611
Corporate debt securities	12,709	83	(1,022)	11,770
Mortgage backed securities	196,461	1,422	(630)	197,253
Equity securities	1,788	-	-	1,788
	$288,335	$1,978	$(2,523)	$287,790

	December 31, 2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$69,562	$366	$(5)	$69,923
State and municipal securities	18,232	181	(93)	18,320
Corporate debt securities	9,812	37	(351)	9,498
Mortgage-backed securities	190,896	1,281	(536)	191,641
Equity securities	1,788	-	-	1,788
	$290,290	$1,865	$(985)	$291,170

	September 30, 2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U. S. Government sponsored agencies	$104,097	$88	$(780)	$103,405
State and municipal securities	18,428	47	(139)	18,336
Corporate debt securities	9,784	34	(91)	9,727
Mortgage-backed securities	170,477	243	(2,010)	168,710
Equity securities	1,788	11	-	1,799
	$304,574	$423	$(3,020)	$301,977

Note 3 - Loans
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

The Company evaluates loans for impairment when loans are risk rated as substandard or worse.  The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral.  In these circumstances, impairment is measured based upon the estimated fair value of the collateral.  In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value.  Impairment with regard to substantially all of Ameris’ impaired loans has been measured based on the estimated fair value of the underlying collateral.  At the time the contractual principal payments on a loan are deemed to be uncollectible, Ameris’ policy is to record a charge-off against the allowance for loan losses.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Commercial, financial & agricultural	$205,565	$188,652	$206,584
Real estate – residential	419,697	386,736	356,156
Real estate – commercial & farmland	661,619	592,177	576,684
Real estate – construction & development	360,160	383,317	392,823
Consumer installment	52,769	55,114	55,796
Other	10,299	8,052	4,971
	$1,710,109	$1,614,048	$1,593,014

Note 4 - Allowance for Loan Losses
Activity in the allowance for loan losses for the nine months ended September 30, 2008, for the year ended December 31, 2007 and for the nine months ended September 30, 2007 is as follows:

(dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Balance, January 1	$27,640	$24,863	$24,863
Provision for loan losses charged to expense	15,140	11,321	4,407
Loans charged off	(13,691)	(10,418)	(3,922)
Recoveries of loans previously charged off	1,055	1,874	1,086
Ending balance	$30,144	$27,640	$26,434

Management performs a detailed review and valuation assessment of impaired loans on a quarterly basis and recognizes losses when permanent impairment is identified.  For the quarter ended September 30, 2008, impaired loans totaled $24.2 million, compared to $18.5 million at December 31, 2007.  The increase is driven by higher levels of non-accrual and past due loans and is reflective of declining real estate values in certain of the Company’s operating markets, particularly values of single family residential building lots and raw land.  For the periods ended September 30, 2008 and December 31 2007, the level of allowance for loan losses related to impaired loans were $4.0 million and $3.0 million, respecivley.

Note 5 – Goodwill and Intangible Assets
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

Market conditions have deteriorated since the end of 2007 with real estate activity and resulting valuations becoming increasingly stressed and exposing areas of risk for which the Company has had reduced clarity.  Management has evaluated the carrying value of its goodwill in light of these new market conditions and believes that there is no impairment in the goodwill assigned to its subsidiary Bank at September 30, 2008.  Management’s determination regarding potential impairment is based on estimates of the fair value of the subsidiary Bank, using valuation methods based largely on multiples of its earnings.  While the subsidiary Bank’s earnings have been impacted by market conditions and weaker than normal credit quality, the Bank’s earnings and the corresponding multiples indicate that there is no impairment at the end of the third quarter of 2008.  The Company has retained an outside consultant to assess goodwill and intangible assets.  The Company anticipates receipt of the appraisal prior to year end.

Note 6 - Weighted Average Shares Outstanding
Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	13,516	13,502	13,508	13,477
Plus: Dilutive effect of ISOs	16	117	35	161
Plus: Dilutive effect of Restricted Grants	12	1	12	12
Diluted shares outstanding	13,544	13,620	13,555	13,650

Note 7 – Other Borrowings
The Company has certain borrowing arrangements with various financial institutions that are used in the Company’s operations primarily to fund growth in earning assets when appropriate spreads can be realized.  At September 30, 2008, total other borrowings amounted to $138.6 million compared to $116.5 million at September 30, 2007.  The majority of these balances are comprised in the Company’s borrowing relationship with the FHLB of Atlanta.  Total borrowings at the FHLB were $133.6 million and $111.5 million at September 30, 2008 and 2007, respectively.   The $22.1 million increase in FHLB borrowings was a result of management’s decision to off set changes in loans that occured during the quarter.

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

The following table represents the Company’s commitments to extend credit and standby letters of credit:

(dollars in thousands)	September 30, 2008	September 30, 2007

Commitments to extend credit	$176,985	$211,111

Standby letters of credit	$8,281	$8,275

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

	2008			2007		For Nine Months Ended
(in thousands, except share data, taxable equivalent)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2008	2007
Results of Operations:
Net interest income	$19,177	$19,056	$18,460	$19,248	$19,081	$56,693	$55,829
Net interest income (tax equivalent)	19,691	19,514	18,814	19,009	19,257	58,019	56,544
Provision for loan losses	8,220	3,720	3,200	6,914	2,964	15,140	4,407
Non-interest income	4,639	5,313	4,842	3,833	4,591	14,794	13,759
Non-interest expense	14,761	15,962	15,640	15,502	15,169	46,363	43,394
Net income	366	3,149	2,966	1,186	3,570	6,480	13,967
Selected Average Balances:
Loans, net of unearned income	$1,698,024	$1,650,781	$1,617,991	$1,605,006	$1,569,906	$1,655,599	$1,513,321
Investment securities	299,564	307,304	291,708	297,380	299,925	299,525	298,251
Earning assets	2,018,807	1,976,321	1,933,179	1,924,212	1,896,044	1,976,102	1,865,142
Assets	2,192,501	2,141,940	2,115,561	2,102,579	2,069,715	2,150,001	2,039,664
Deposits	1,792,821	1,764,067	1,748,961	1,725,383	1,695,239	1,768,616	1,693,501
Shareholders’ equity	186,541	192,605	193,971	191,124	187,290	191,039	184,829
Period-End Balances:
Loans, net of unearned income	$1,710,109	$1,678,147	$1,622,437	$1,614,048	$1,593,014	$1,710,109	$1,593,014
Earning assets	2,083,193	2,019,525	1,931,411	1,924,799	1,926,630	2,083,193	1,926,630
Total assets	2,257,643	2,193,021	2,118,243	2,112,063	2,103,139	2,257,643	2,103,139
Total deposits	1,806,339	1,770,861	1,784,291	1,757,265	1,707,855	1,806,339	1,707,855
Shareholders’ equity	193,344	192,555	196,308	191,249	188,596	193,344	188,596
Per Common Share Data:
Basic earnings per share	$0.03	$0.23	$0.22	$0.09	$0.26	$0.48	$1.04
Diluted earnings per share	0.03	0.23	0.22	0.09	0.26	0.48	1.02
Book value per share	14.25	14.20	14.48	14.12	13.93	14.25	13.93
End of period shares outstanding	13,564,032	13,564,032	13,556,770	13,539,985	13,539,195	13,564,032	13,539,195
Weighted average shares outstanding
Basic	13,515,767	13,510,907	13,497,344	13,485,765	13,501,663	13,508,006	13,477,065
Diluted	13,543,612	13,563,032	13,559,761	13,573,626	13,620,069	13,555,469	13,650,217
Market Price:
High Closing Price	15.02	16.26	16.41	18.67	23.05	16.20	27.94
Low Closing Price	7.79	8.70	12.49	13.73	17.72	7.79	17.72
Closing Price for Quarter	14.85	8.70	16.06	16.85	18.08	14.85	18.08
Trading volume (avg daily)	43,464	62,739	61,780	51,604	50,547	55,903	43,565
Cash dividends per share	0.05	0.14	0.14	0.14	0.14	0.33	0.42
Price to earnings	*N/M	9.45	18.25	15.18	12.38	*N/M	12.38
Price to book value	1.04	0.61	1.11	1.19	1.30	1.04	1.30
Performance Ratios:
Return on average assets	0.07%	0.59%	0.56%	0.23%	0.68%	0.40%	0.92%
Return on average equity	0.78%	6.58%	6.15%	2.48%	7.56%	4.53%	10.10%
Loans/Deposits (average)	94.71%	93.58%	92.51%	93.02%	92.61%	93.61%	89.36%
Net interest margin (tax equivalent)	3.87%	3.96%	3.91%	3.92%	4.03%	3.92%	4.05%
Equity/Assets (average)	8.51%	8.99%	9.17%	9.09%	9.05%	8.88%	9.06%
Efficiency ratio	61.98%	65.50%	67.12%	67.21%	64.08%	64.86%	62.36%

      * N/M = Not Meaningful

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2008 as compared to December 31, 2007 and operating results for the three-month and nine-month periods ended September 30, 2007.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Consolidated Earnings and Profitability
Ameris reported net income of $366,000, or $0.03 per share, for the quarter ended September 30, 2008, compared to net income for the same quarter in 2007 of $3.6 million, or $0.26 per share.  The Company’s return on average assets and average shareholders’ equity declined in the third quarter of 2008 to 0.07% and 0.78%, respectively, compared to 0.68% and 7.56% in the third quarter of 2007.  Decreasing credit quality and lower net interest margins are the primary reasons for the declines in earnings and profitability levels.

Net Interest Income and Margins
On a tax equivalent basis, net interest income for the third quarter of 2008 was $19.7 million, an increase of less than one percent compared to the same quarter in 2007.  While the Company’s net interest income increased slightly, the net interest margin declined reflecting the recent declines in short-term rates.  The Company’s net interest margin declined to 3.87% at the end of the third quarter compared to 4.03% in the same period of 2007.

Total interest income during the third quarter of 2008 was $32.1 million compared to $37.5 million in the same quarter of 2007.  Yields on earning assets also fell, declining from 7.87% in the third quarter of 2007 to 6.38% in the third quarter of 2008.  Yields on loans led overall yields lower, declining to 6.67% in the third quarter compared to 8.48% in the same period in 2007.  Declines in loan yields were the result of decreases in the prime rate beginning in November 2007.  At the end of the third quarter, yields on the Company’s variable loan portfolio had decreased to 6.00%, compared to 8.40% for the same quarter of 2007.  When compared to the third quarter of 2007, yields on fixed rate loans in the third quarter of 2008 declined to 7.54% from 8.16%.  Fixed rate loans account for approximately 43.74% of the total portfolio.

Interest expense declined significantly, offsetting declines in interest income.  Total interest expense in the third quarter of 2008 amounted to $12.9 million, reflecting a decline of 29.59% from the same quarter in 2007.  The Company’s cost of funding declined to 2.54% in the current quarter from 3.90% reported during the third quarter of 2007.  Yields on the Company’s CD portfolio declined to 3.79% in the third quarter of 2008 compared to 5.08% in the same quarter of 2007.  Costs of non-deposit funding declined significantly in the third quarter of 2008 to 2.09% compared to 5.78% in the third quarter of 2007.  Declines in the costs of non-deposit borrowings relate mostly to favorable structures in the Company’s borrowings from the FHLB.

Provision for Loan Losses and Credit Quality
The Company’s provision for loan losses during the third quarter of 2008 amounted to $8.2 million compared to $3.0 million for the same quarter of 2007.  The increase in the provision was related to continued credit quality declines in several of the Bank’s markets.  Non-performing assets as a percentage of loans and OREO increased to 2.52% at September 30, 2008 compared to 1.38% at September 30, 2007.  A severe slowdown in real estate activity (sales and valuations) centered primarily in our north Florida markets has exposed weaker borrowers and stressed the financial condition of stronger borrowers.  Strengthening the underlying controls and risk management systems around credit quality has been a priority for the past several quarters and continues today.  These efforts compound the efforts already underway to remove weaker borrowers from the balance sheet and to aggressively work non-performing assets.  The Company believes that these efforts will ultimately result in an improving trend in credit quality but understands that a stronger real estate market is required.

Net charge-offs in the third quarter of 2008 amounted to $6.7 million, or annualized 1.58% of total loans, compared to $1.5 million, or 0.39%, in the third quarter of 2007.  Net charge-offs in the third quarter of 2008 were more geographically widespread than in previous quarters, but were still centered in our north Florida markets.

Noninterest Income
Noninterest income in the third quarter of 2008 increased slightly to $4.64 million from $4.59 million in the same quarter of 2007.  Service charges on deposit accounts increased approximately $460,000 to $3.7 million in the current quarter.  These increases were primarily the result of higher fee and service charge structures implemented during the fourth quarter of 2007.  During the quarter, income from mortgage banking activities decreased 4.9% or $38,000 to end the third quarter at $745,000.  The decrease in mortgage income was related to market turmoil which some of the Bank’s markets continue to experience.

Noninterest Expense
Noninterest expenses in the third quarter of 2008 decreased to $14.8 million compared to $15.2 million in the same quarter of 2007.  Salaries and benefits decreased 4.37% or $7.1 million during the third quarter when compared to the same period a year ago.  This change was due mostly to lower levels of incentive accrual.  During the third quarter of 2008 the Company did not accrue an expense for incentive pay compared to an incentive accrual expense of approximately $277,000 in the third quarter of 2007.  The Company’s continued expansion in South Carolina and Jacksonville, Florida contributed to a larger than normal 7.7% increase in premises and equipment expense to end the quarter at $1.9 million.  Other operating expenses decreased approximately $327,000 to $4.2 million in the third quarter of 2008 when compared to the third quarter of 2007.  The majority of the decrease was a result of a decrease in legal expenses.

Income taxes
Income taxes in the third quarter amounted to $469,000, an effective rate of 56.2%, compared to $1.9 million and 35.5%, respectively, in the same quarter of 2007.  During the third quarter, the company settled certain issues with the Internal Revenue Service resulting in approximately $261,000 in additional tax and an abnormally high effective rate.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Interest Income
Interest income for the nine months ended September 30, 2008 was $98.5 million, a decline of 10.4%, compared to $108.7 million for the same period in 2007.  Average earning assets for the nine month period increased 5.9%, to $1.97 billion as of September 30, 2008 compared to $1.86 billion as of September 30, 2007.  Yield on average earning assets declined to 6.73% from 7.84% for the nine months ended September 30, 2008 and 2007, respectively.

Interest Expense
Total interest expense for the nine months ended September 30, 2008 amounted to $41.8 million, reflecting a decline of 21.0% from the same period of 2007.  During the nine month period ended September 30, 2008, the Company’s cost of funding declined to 2.86% from 3.85% reported in the previous year.  In the same period, yields on the Company’s CD portfolio fell to 4.27% compared to 5.06% for the nine months period ended September 30, 2008.  The Company’s non-deposit funding declined significantly to 2.86% from 3.85% in the first nine months of 2007.

Decreases in both interest income and interest expense result from a lower rate environment in the current period than was experienced during the same period in 2007.

Net Interest Income
On a tax equivalent basis, net interest income for the nine months ended September 30, 2008 increased 2.65% to $58.0 million compared to $56.5 million for the same period ending September 30, 2007.  The majority of the increase is the result of an increase in earning assets.  Earning assets increased $156.3 million or 8.15% during the nine month period, which helped offset the impact of a decreasing net interest margin. The Company’s net interest margin decreased to 3.92% for the nine months ended September 30, 2008 compared to 4.05% as of September 30, 2007.

Provision for Loan Losses
The provision for loan losses increased notably to $15.1 million for the nine months ended September 30, 2007 compared to $4.4 million in the same period in 2007.  Total non-performing assets increased to $43.1 million at September 30, 2008 from $21.9 million at September 30, 2007.   For the nine month period ending September 30, 2008, Ameris had net charge-offs of $12.6 million compared to $2.8 million for the same period in 2007.  As a percent of loans, annualized net charge offs were 0.99% and 0.24% for the nine months ending September 30, 2008 and 2007, respectively.

Noninterest Income
Noninterest income for the first nine months of 2008 grew $1.0 million, or 7.52%, to $14.8 million, compared to the prior year period.  Service charges on deposit accounts increased 16.48%, or $1.5 million, to end the nine month period at $10.6 million.  Mortgage banking activities include origination fees, service release premiums and gain on the sales of mortgage loans held-for-sale. Mortgage banking activities for the nine months ended September 30, 2008 totaled $2.5 million, an increase of $200,000, or 8.70%, compared to mortgage banking activities of $2.3 million in the nine months ended September 30, 2007.

Noninterest Expense
Non-interest expense for the first nine months of 2008 was $46.4 million.  This represents a $3.0 million increase over the prior year period which totaled $43.4 million.  Salaries and employee benefits of $24.4 million for the nine months ended September 30, 2008 were $1.8 million higher than the $22.6 million reported for the same period in 2007.  The majority of the increase is attributable to new hires across the Company’s newer markets. Occupancy and equipment expense increased approximately $800,000 to $6.0 million for the nine months ended September 30, 2008 compared to the same period of 2007 as a result of new branch offices, primarily in South Carolina and Jacksonville, Florida.  Marketing and advertising expense increased during the first nine months of 2008 to $2.0 million, an increase of approximately $707,000 when compared to the same period in 2007.  This increase relates to aggressive marketing campaigns in new and existing markets and is partially the cause of increases in mortgage and service charge revenues.   At the end of the first nine months of 2008, collection expense related to problem loans increased approximately 18.32% to $840,983 from $710,726 for the same period ended September 30, 2007.

Income Taxes
For the nine months ended September 30, 2008 and 2007, the provision for taxes was $3.5 million and $7.8 million, respectively. The effective tax rate for the nine months ended September 30, 2008 was 35.1% compared to 35.9% for the same period in 2007. The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income.  Decreases in the tax expense directly correspond to the decrease in taxable income reported at the end of the first nine months of 2008 compared to the first nine months of 2007.

Short-Term Investments
The Company’s short-term investments are comprised of federal funds sold and interest bearing balances.  At September 30, 2008, the Company’s short-term investments were $75.4 million, compared to $12.0 million and $22.9 million at December 31, 2007 and September 30, 2007, respectively.  These balances have historically been distributed between deposits held by the Federal Home Loan Bank, and federal funds sold.

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

The minimum requirements established by the regulators for the Bank are set forth in the table below along with the actual ratios at September 30, 2008 and 2007.

	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2008 Actual	September 30, 2007 Actual
Tier 1 Capital (to Average Assets)	≥5%	≥4%	8.30%	8.53%
Tier 1 Capital (to Risk Weighted Assets)	≥6%	≥4%	10.08%	10.80%
Total Capital (to Risk Weighted Assets)	≥10%	≥8%	11.33%	12.05%

Loans and Allowance for Loan Losses
At September 30, 2008, gross loans outstanding were $1.71 billion, an increase of $117.1 million, or 7.4%, over balances at September 30, 2007. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and expansion into faster growing markets over the past few years.  The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

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

For the nine month period ending September 30, 2008, the Company recorded net charge-offs totaling $12.6 million compared to $2.8 million for the same period in 2007.  The provision for loan losses for the nine months ended September 30, 2008 and 2007 was $15.1 million and $4.4 million, respectively.  The allowance for loan losses totaled $30.1 million, or 1.76% of total loans at September 30, 2008, compared to $26.4 million, or 1.66% of total loans at September 30, 2007.

The following table presents an analysis of the allowance for loan losses for the nine month periods ended September 30, 2008 and 2007:

(dollars in thousands)	September 30, 2008	September 30, 2007
Balance of allowance for loan losses at beginning of period	$27,640	$24,863
Provision charged to operating expense	15,140	4,407
Charge-offs:
Commercial, financial & agricultural	1,635	757
Real estate – residential	2,563	1,008
Real estate – commercial & farmland	976	622
Real estate – construction & development	7,789	1,114
Consumer installment	728	421
Other	-	-
Total charge-offs	13,691	3,922
Recoveries:
Commercial, financial & agricultural	203	494
Real estate – residential	169	116
Real estate – commercial & farmland	96	181
Real estate – construction & development	382	14
Consumer installment	204	281
Other	1	-
Total recoveries	1,055	1,086
Net charge-offs	12,636	2,836
Balance of allowance for loan losses at end of period	$30,144	$26,434
Net annualized charge-offs as a percentage of average loans	0.99%	0.24%
Reserve for loan losses as a percentage of loans at end of period	1.76%	1.66%

Non-Performing Assets
Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate.  Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due.  A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.  Non-performing assets increased $17.7 million during the quarter ending September 30, 2008 when compared to the quarter ending December 31, 2007, to end at $43.1 million.  Non-performing assets as a percentage of loans and repossessed collateral were 2.52% and 1.57% at September 30, 2008 and December 31, 2007, respectively.

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

Non-performing assets were as follows:

(dollars in thousands)	September 30, 2008	December 31, 2007
Total nonaccrual loans	$39,427	$18,468
Accruing loans delinquent 90 days or more	-	-
Other real estate owned and repossessed collateral	3,734	6,991
Total non-performing assets	$43,161	$25,459

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

As of September 30, 2008, the Company exhibited a concentration in commercial real estate (CRE) loans.  The primary risks of CRE lending are:

(a)
Within CRE loans, construction and development loans are somewhat dependent upon continued strength in demand for residential real estate, which is reliant on favorable real estate mortgage rates and changing population demographics;

(b)	On average, CRE loan sizes are generally larger than non-CRE loan types; and
(c)	Certain construction and development loans may be less predictable and more difficult to evaluate and monitor.

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2008 and December 31, 2007.

(dollars in thousands)	September 30, 2008		December 31, 2007
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Construction & development loans	$360,160	21%	$383,317	24%
Multi-family loans	33,881	2%	33,606	2%
Nonfarm non-residential loans	546,791	32%	495,672	31%
Total CRE Loans	$940,832	55%	$912,595	57%
All other loan types	769,277	45%	701,453	43%
Total Loans	$1,710,109	100%	$1,614,048	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company's internal concentration limits as of September 30, 2008 and December 31, 2007.

	Internal	September 30, 2008	December 31, 2007
	Limit	Actual	Actual
Construction & development	200%	182%	191%

Construction & development, multi-family and non-farm non-residential	400%	358%	382%

Other Real Estate Owned
For the three months ended September 30, 2008, the Company sold 11 foreclosed assets with an aggregate estimated value of $804,014.  Approximately 58% of the foreclosed assets sold were higher risk construction and development properties.  During the same period, the Company foreclosed on 14 properties with an aggregate estimated value of $2.2 million.  Less than one percent of the newly foreclosed assets were construction and development properties.

The following is a summary of other real estate activity for the nine month period ending September 30, 2008:

(dollars in thousands)

Balance as of December 31, 2007	$6,991
Write-down	(2,016)
Gain on sale of foreclosed assets	41
Sale of 36 construction & development properties	(4,847)
Sale of 22 residential properties	(6,009)
Sale of 1 farmland property	(12)
Sale of 7 non-farm non-residential property	(396)
Foreclosure on 25 construction & development properties	5,870
Foreclosure on 2 farmland property	525
Foreclosure on 16 residential properties	1,851
Foreclosure on 15 non-farm non-residential property	1,736
Balance as of September 30, 2008	$3,734

The following is an inventory of other real estate as of September 30, 2008:

(dollars in thousands)
		Carrying
	Number	Amount
Construction & Development	12	$1,468
Farmland	1	500
1-4 Residential	6	754
Non-Farm Non-Residential	7	1,012
Total Other Real Estate Owned	26	$3,734

Recent Developments
The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 in response to the current financial crisis.  Two key components of this act are the Troubled Assets Relief Program ("TARP") and the Capital Purchase Program ("CPP").  The TARP allows financial institutions to sell troubled assets to the U.S. Treasury.  The Company will not participate in the TARP.  The CPP allows qualifying financial institutions to issue senior preferred shares to the Treasury.   The senior preferred shares will qualify as Tier 1 capital and will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five.  The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affect the shares.  The senior preferred shares will be callable at par after three years.  Prior to the end of three years, the senior preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock.  Treasury may also transfer the senior preferred shares to a third party at any time.  In conjunction with the purchase of senior preferred shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment.  The exercise price on the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average.  Companies participating in the CPP must adopt the Treasury's standards for executive compensation and corporate governance.  The Company is currently evaluating its participation in the CPP.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate funding needs.  Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is equal to 20% of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At September 30, 2008, there were $133.6 million in advances outstanding with the Federal Home Loan Bank and there were $5 million in advances outstanding on the Company’s line of credit held with a corresponding bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Total securities to total deposits	15.93%	16.58%	16.68%	16.57%	17.68%
Total loans (net of unearned income) to total deposits	94.67%	94.76%	90.93%	91.85%	93.26%
Interest-earning assets to total assets	92.27%	92.09%	91.18%	91.13%	91.61%
Interest-bearing deposits to total deposits	88.98%	88.65%	88.81%	88.77%	89.12%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank's liquidity ratios at September 30, 2008 were considered satisfactory.  The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U. S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity.  At September 30, 2008, the Company had two effective interest rate floors with notional amounts totaling $70 million.  These floors are hedging specific cash flows associated with certain variable rate loans and have strike rates of 7.00%.  Maturities range from September 2009 to September 2011.  Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended September 30, 2008, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIS BANCORP

Date: November 10, 2008

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