Form 10-K
period 2008-12-31
Ameris Bancorp
filed 2009-03-16
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission File Number

001-13901

AMERIS BANCORP

(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

310 FIRST ST., SE MOULTRIE, GA 31768

(Address of principal executive offices)

(229) 890-1111

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $1 Per Share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒                    Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $160.4 million.

As of February 10, 2008, the registrant had outstanding 13,573,440 shares of common stock, $1.00 par value per share.

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

PART I

As used in this Annual Report, the terms “we,” “us,” “our,” “Ameris” and the “Company” mean Ameris Bancorp and its subsidiaries (unless the context indicates another meaning).

ITEM 1. BUSINESS

GENERAL OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly-owned banking subsidiary, which provides a full range of banking services to its retail and commercial customers located primarily in Georgia, Alabama, northern Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 310 First St., S.E., Moultrie, Georgia 31768, its telephone number is (229) 890-1111 and its internet address is http://www.amerisbank.com. We operate 50 domestic banking offices with no foreign activities. At December 31, 2008, we had approximately $2.41 billion in total assets, $1.70 billion in total loans, $2.01 billion in total deposits and stockholders’ equity of $239.4 million. Ameris’ deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

CAPITAL TRUST SECURITIES

On September 20, 2006, the Company completed a private placement of an aggregate of $36 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust subsidiary of Ameris, Ameris Statutory Trust I (the “Trust”). The trust preferred securities carry a quarterly adjustable interest rate of 1.63% over three-month LIBOR. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011. The terms of the trust preferred securities are set forth in that certain Amended and Restated Declaration of Trust dated as of September 20, 2006 among Ameris, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein. The payments of distributions on and redemption or liquidation of the trust preferred securities issued by the Trust are guaranteed by Ameris pursuant to a Guarantee Agreement dated as of September 20, 2006 between Ameris and Wilmington Trust Company, as trustee.

The net proceeds to Ameris from the placement of the trust preferred securities by the Trust were primarily used to redeem outstanding trust preferred securities issued by Ameris on November 8, 2001. These trust preferred securities were redeemed on September 30, 2006 for $35.6 million.

On December 16, 2005, Ameris purchased First National Banc, Inc. which had formed during 2004 First National Banc Statutory Trust I, a subsidiary whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date after five years, beginning in April, 2009. There are certain circumstances (as described in the trust documents) under which the securities may be redeemed within the first five years at the Company’s option. See Notes to Ameris’ Consolidated Financial Statements included in this Annual Report for a further discussion regarding the issuance of these trust preferred securities.

BUSINESS STRATEGY

Our business strategy is to establish Ameris as a major financial institution in Georgia, Alabama, northern Florida and South Carolina. Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy. Our operating model allows the Company to put substantial resources in front of customers when possible with efforts to minimize the expense of our operations. We are continuously evaluating our structure to maximize opportunities to perfect the balance between efficiency and customer service. Our markets are managed by senior level, experienced decision makers in a decentralized structure that differentiates us from our larger competitors. Management believes that this structure, along with involvement in and knowledge of our local markets, will continue to provide growth and assist in managing risk throughout our Company.

We have maintained our focus on a long-term focus on a strategy of expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly by bank acquisitions. We expect to continue to take advantage of the consolidation in the financial services industry and enhance our franchise through future acquisitions. We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets and to branch into or acquire financial institutions in other markets consistent with our capital availability and management abilities.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We make no foreign or energy-related loans.

At December 31, 2008, Ameris’ loan portfolio totaled $1.70 billion, representing approximately 70.5% of our total assets of $2.41 billion. For additional discussion of our loan portfolio, see “Management’s Discussion of Financial Condition and Results of Operations – Loan Portfolio.”

Commercial Real Estate Loans. This portion of our loan portfolio has grown significantly over the past few years and represents the largest segment of our loan portfolio. These loans are generally extended for acquisition, development or construction of commercial properties. The loans are underwritten with an emphasis on the viability of the project, the borrower’s ability to meet certain minimum debt service requirements and an analysis and review of the collateral and guarantors.

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

Agricultural Loans. Our agricultural loans are extended to finance crop production, the purchase of farm-related equipment or farmland and the operations of dairies and poultry producers. Agricultural loans typically involve seasonal balance fluctuations. Although we typically look to an agricultural borrower’s cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance and mortgage on real estate. The lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower’s updated cash flow projections. A portion of our agricultural loans are guaranteed by the FSA Guaranteed Loan Program.

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

Credit Administration

We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Bank, including low and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to our corporate loan policy, which is reviewed annually and updated as needed. The loan policy provides that lending officers have sole authority to approve loans of various amounts commensurate with their seniority and experience. Our local market Presidents have discretion to approve loans in varying principal amounts up to established limits. Our regional credit officers review and approve loans that exceed each President’s lending authority.

Individual lending authorities are assigned by the Company’s Senior Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All extensions of credit in excess of a market’s approval limit are reviewed by one of two regional credit officers. When the request for approval exceeds the authority level of the regional credit officer, the approval of the Company’s Director of Credit Administration and/or the Company’s loan committee are required. All new loans or modifications to existing loans in excess of $250,000 are reviewed quarterly by the Company’s credit administration department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by an assigned loan reviewer who is independent of the originating loan officer.

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

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk management objectives. Under this policy, our Company may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds, industrial development revenue bonds, Government Sponsored Entities (“GSEs”) securities and satisfactorily rated trust preferred obligations. Investments in our portfolio must satisfy certain quality criteria. Our Company’s investments must be “investment-grade” as determined by either Moody’s or Standard and Poor’s. Investment securities where the Company has determined a certain level of credit risk are periodically reviewed to determine the financial condition of the issuer and to support the Company’s decision to continue holding the security. Our Company may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Company’s general market area and such bonds are determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the Company’s market area and if the bonds are considered to possess a high degree of credit soundness. Traditionally, the Company has purchased and held investment securities with very high levels of credit quality, favoring investments backed by direct or indirect guarantees of the U.S. Government.

While our investment policy permits our Company to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Bank historically has not done so to any significant extent. During the fourth quarter of 2008, management realigned a small portion of the portfolio into securities with more favorable terms which were the result of market conditions.

Our investment committee implements the investment policy and portfolio strategies and monitors the portfolio. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our Board of Directors each month. Once a year, the written investment policy is reviewed by the Company’s Board of Directors and updated as needed.

The Company’s securities are held in safekeeping accounts at approved correspondent banks.

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

Generally, our Bank has not needed to offer rates significantly higher than our competition to attract new deposits or to retain existing business. During 2008, interest costs on deposits did not fall commensurately with the indices that they normally track as liquidity issues have affected banks of all sizes. In the future as liquidity concerns ease, increasing competition among banks in our market areas may keep these costs higher than levels historically experienced.

Brokered time deposits are deposits obtained by utilizing an outside broker that is paid a fee. The Bank utilizes the brokered deposits to accomplish several purposes, such as (1) acquiring a certain maturity and dollar amount without repricing the Bank’s current customers which could increase or decrease the overall cost of deposits, and (2) acquiring certain maturities and dollar amounts to help manage interest rate risk.

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

Use of Derivatives

The Company seeks to provide a stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company regularly considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. At December 31, 2008, the Company had two interest rate swaps with notional amounts totaling $70 million. These interest rate floors are classified as cash flow hedges against certain variable rate loans on the Company’s balance sheet. The hedges are indexed to prime rate as are the variable rate loans and have a strike rate of 7.00%. During 2008, the Company received approximately $1.3 million of interest payments which have been classified as interest income on loans.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

On November 21, 2008, the Company, pursuant to the Capital Purchase Plan (the “CPP”) established under the Economic Stabilization Act of 2008 (“EESA”), issued and sold to the U.S. Department of the Treasury (the “Treasury”), for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of Common Stock, at an exercise price of $11.48 per share. Proceeds from the issuance of the Preferred Shares and the Warrant have been allocated based on the relative market values of each. As a result of the Company’s participation in the CPP, the Company is subject to the rules and regulations promulgated under the EESA. These rules and regulations include certain limitations on compensation for senior executives, dividend payments and payments to senior executives upon termination of employment, as well as certain obligations of the Company to increase its efforts to reduce the number of foreclosures of primary residences.

The Company considered several factors when deciding whether to participate in the CPP. Although the Company’s common equity and earnings stream was deemed sufficient to withstand certain severe recessionary trends, management was unsure how deep the economic downturn would be or how severe its impact would be on the Company. Also, certain strategies concerning growth and continued customer acquisition efforts might have been reduced had opportunities for additional capital strength, such as the opportunity presented by the CPP, not materialized. The limitations on executive compensation imposed by the EESA are substantially those that management had accepted as practical prior to the Company’s participation in the CPP. These limitations include the reduction of cash incentives, limitations on excessive severance payments and the implementation of a system allowing for the “claw back” of bonuses received while relying on financial performance later determined to be erroneous.

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

On December 16, 2005, Ameris acquired all the issued and outstanding common shares of First National Banc, Inc., the parent company of First National Bank, in St. Mary’s, Georgia and First National Bank, in Orange Park, Florida (collectively “FNB”). The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results from FNB’s operations have been included in the consolidated financial statements beginning December 17, 2005. The aggregate purchase price for FNB was $35.3 million, including cash of $13.1 million and the common stock valued at $22.2 million.

On November 30, 2004, Ameris acquired Citizens Bancshares, Inc., a $54.3 million holding company headquartered in Crawfordville, Florida (“Citizens”). Citizens’ banking offices in Crawfordville, Panacea and Sopchoppy gave the Bank a presence in the panhandle of Florida. Cash exchanged in this transaction for 100% of the stock of Citizens was $11.5 million.

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

MARKET AREAS AND COMPETITION

The banking industry in general and in the southeastern United States specifically, is highly competitive and dramatic changes continue to occur throughout the industry. Our market areas of Georgia, Alabama, northern Florida and South Carolina have experienced strong economic and population growth over the past twenty to thirty years. In recent years however, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Over the past few years, our Bank has faced strong competition in attracting deposits at profitable levels. In addition, intense demand for loans has not only impacted the interest rates and fees normally earned, but has also impacted underwriting criteria thought to be safe from historical standards such as debt to income and loan to value. Competition for deposits comes from other commercial banks, thrift institutions, mortgage bankers, finance companies, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in our Bank’s competition for deposits.

Competition for loans comes from other commercial banks, thrift institutions, savings banks, insurance companies, consumer finance companies, credit unions and other institutional lenders. In order to remain competitive, our Bank has varied interest rates and loan fees to some degree as well as increased the number and complexity of services provided. We have not varied or altered our underwriting standards in response to competitor willingness to do so and in some markets have not been able to experience the growth in loans that we would have preferred. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

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

EMPLOYEES

At December 31, 2008, the Company employed approximately 595 full time equivalent employees. We consider our relationship with our employees to be satisfactory.

We have adopted one retirement plan for our employees, the Ameris Bancorp 401(k) Profit Sharing Plan. This plan provides deferral of compensation by our employees and contributions by Ameris. Ameris and our Bank made contributions for all eligible employees in 2008. We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market areas. Our employees are not represented by any collective bargaining group.

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2008, we had $1.7 billion in total loans outstanding of which $8.3 million were outstanding to certain directors and their affiliates. Company policy provides for no loans to executive officers.

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

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, both of which are discussed elsewhere in more detail.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. There were no amounts of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining governmental approval as of December 31, 2008.

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

Furthermore, under rules and regulations of the EESA to which the Company is subject, no dividends may be declared or paid on the Common Stock unless the dividends due with respect to Preferred Shares have been paid in full. Moreover, the consent of the Treasury will be required for any increase in the per share dividends on the Common Stock beyond the per share dividend declared prior to October 14, 2008 ($0.05 per share per quarter) until the third anniversary of the date of the Treasury’s investment in the Preferred Shares, unless prior to the third anniversary, the Preferred Shares are redeemed or the Treasury has transferred all of its Preferred Shares to third parties.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. Since 2001, our consolidated capital ratios have been increased due to the issuance of trust preferred securities. At December 31, 2008, all of our trust preferred securities were included in Tier 1 Capital. At December 31, 2008, Ameris’ total risk-based capital ratio and its Tier 1 risk-based capital ratio were 13.25% and 11.99%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. Ameris’ ratio at December 31, 2008 was 9.42% and at December 31, 2007 was 8.39%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

Our Bank is subject to risk-based and leverage capital requirements adopted by the FDIC that are substantially similar to those adopted by the Federal Reserve for bank holding companies. Our Bank was in compliance with applicable minimum capital requirements as of December 31, 2008.

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

FDIC Insurance Assessments

The FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. The Company’s insurance assessment during 2008, 2007 and 2006 was $932,000, $201,000 and $239,000. The Company is reasonably sure that 2009’s assessment will represent a significant increase over the assessment in 2008 due to the increasing level of bank failures and the resulting claims on the BIF. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that a institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2008, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The FDIC Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

Community Reinvestment Act

The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

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

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings companies and to contribute to low and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects.

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

If any of the following risks actually occurs, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly, and you could lose all or part of your investment.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Company’s operations and results.

Negative developments in the capital markets since the latter half of 2007 and the expectation of the general economic downturn continuing through 2009 have resulted in uncertainty in the financial markets in general. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Company’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like Ameris, have been negatively affected by the current condition of the financial markets, as has the Company’s ability, if needed, to raise capital or borrow in the debt markets. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the impact of new legislation in response to those developments could adversely impact the Company’s operations, including the Company’s ability to originate or sell loans, and adversely impact the Company’s financial performance.

The soundness of other financial institutions could adversely affect Ameris.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to the Company. There is no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

There can be no assurance that enacted legislation or any proposed federal programs will stabilize the U.S. financial system and such legislation and programs may adversely affect Ameris.

On October 3, 2008, President George W. Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. In addition, on October 14, 2008, the Treasury established the CPP, pursuant to which the Treasury would make senior preferred stock investments in participating financial institutions.

The Company has elected to participate in the CPP. There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations or any other governmental program will have on the financial markets or the Company’s participation in the CPP. The failure of the EESA or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations and access to credit or the trading price of the Common Stock.

Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect the Company by increasing the uncertainty in the Company’s lending operations and expose the Company to increased losses, including legislation that would allow bankruptcy courts to permit modifications to mortgage loans on a debtor’s primary residence, moratoriums on a mortgagor’s right to foreclose on property, and requirements that fees be paid to register other real estate owned property. Statutes and regulations may be altered that may potentially increase the Company’s costs to service and underwrite mortgage loans. Additionally, federal intervention and operation of formerly private institutions may adversely affect the Company’s rights under contracts with such institutions and the way in which the Company conducts business in certain markets.

The impact on the Company of recently enacted legislation, in particular the EESA and its implementing regulations, cannot be predicted at this time.

The programs established or to be established under the EESA and the Troubled Asset Relief Program may have adverse effects upon the Company. Because the Company participates in the CPP, the Company is subject to increased regulation, and the Company may face additional regulations or changes to regulations to which the Company is subject as a result of its participation. Compliance with such regulation may increase the Company’s costs and limit the Company’s ability to pursue business opportunities. For example, participation in the CPP limits (without the consent of the Treasury) the Company’s ability to increase its dividend or to repurchase the Common Stock for so long as any securities issued under the CPP remain outstanding. Also, the cumulative dividend payable under the Preferred Shares that the Company issued to the Treasury pursuant to the CPP increases from 5% to 9% after five (5) years. Additionally, the Company may not deduct interest paid on the Preferred Shares for income tax purposes. Participating in the CPP also subjects the Company to additional executive compensation restrictions. These restrictions are discussed in greater detail in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2009 (the “Proxy Statement”), portions of which are incorporated by reference into Part III, Item 11 “Executive Compensation” of this Annual Report.

Treasury “stress tests” and other actions may adversely affect bank operations and the value of the Common Stock.

On February 10, 2009, the Secretary of the Treasury outlined a plan to restore stability to the financial system. This announcement included reference to a plan by the Treasury to conduct “stress tests” of banks which received funds under the CPP and similar Treasury programs. The methods and procedures to be used by the Treasury in conducting its “stress tests,” how these methods and procedures will be applied, and the significance or consequence of such tests presently are not known. Any of these or their consequences could adversely affect the Company, its bank operations and the value of the Common Stock, among other things.

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

A significant portion of the Company’s loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral. At December 31, 2008, approximately 83.9% of loans have commercial or residential real estate as a component of collateral. The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Further adverse changes in the economy affecting values of real estate generally or in Ameris’ primary markets specifically could significantly impair the value of collateral and ability to sell the collateral upon foreclosure. Furthermore, it is likely that, in a decreasing real estate market, Ameris would be required to increase its allowance for loan losses as occurred in 2008, causing material strain on recurring levels of net income. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase its allowance for loan losses, its profitability and financial condition could be adversely impacted.

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

Ameris is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Common Stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Common Stock and its business, financial condition and results of operations may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Ameris’ corporate headquarters is located at 310 First St. SE, Moultrie, Georgia 31768. The Company occupies approximately 6,300 square feet at this location plus an additional 37,248 square feet used for support services for banking operations including credit, sales and operational support, as well as audit and loan review services. In addition to its corporate headquarters, Ameris operates 50 office or branch locations, of which 37 are owned and 13 are subject to either building or ground leases. At December 31, 2008, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

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

On December 12, 2008, the Supreme Court of Alabama reversed and dismissed a judgment against Ameris Bank (f/k/a Southland Bank) entered previously on June 15, 2006 in the amount of $7.1 million. It was the Supreme Court’s conclusion that Ameris Bank and other defendants in the case were entitled to a judgment as a matter of law and as such, the case should not have been submitted to the jury. It is the opinion of management and our legal counsel that the matter is closed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

“The “Common Stock” is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ABCB”. The following table sets forth: (i) the high and low sales prices for the Common Stock as quoted on NASDAQ during 2008 and 2007; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2008	High	Low	Close	Dividend

March 31	$16.55	$12.60	$16.06	$.14
June 30	16.48	8.70	8.70	.14
September 30	15.07	7.82	14.85	.05
December 31	14.21	7.19	11.85	.05

Quarter Ended 2007	High	Low	Close	Dividend

March 31	$28.48	$23.38	$24.48	$.14
June 30	25.74	21.89	22.47	.14
September 30	23.22	17.85	18.08	.14
December 31	18.81	13.83	16.85	.14

Dividends

Restrictions on the Company’s payment of dividends in respect of the Common Stock are discussed in Part 1, Item 1 “Business” of this Annual Report.

Holders of Common Stock

As of February 11, 2009, there were approximately 2,380 holders of record of the Common Stock. The Company believes that a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) Index and the index of NASDAQ Bank Stocks for the five-year period commencing December 31, 2003, and ending December 31, 2008. This line graph assumes an investment of $100 on December 31, 2003 and reinvestment of dividends and other distributions to shareholders.

Pursuant to the regulations of the Commission, this performance graph is not “soliciting material,” is not deemed filed with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act

ITEM 6. SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except Per Share Data)
Selected Balance Sheet Data:

Total assets	$2,407,090	$2,112,063	$2,047,542	$1,697,209	$1,267,993

Total loans, gross	1,695,777	1,614,048	1,442,951	1,186,601	877,074

Total deposits	2,013,525	1,757,265	1,710,163	1,375,232	986,224

Investment Securities Available for Sale	367,894	289,382	283,192	235,145	213,948

Stockholders’ equity	239,359	191,249	178,732	148,703	120,939

Selected Income Statement Data:

Interest income	$129,008	$146,077	$124,111	$79,539	$64,365

Interest expense	56,343	70,999	54,150	26,934	19,375

Net interest income	72,665	75,078	69,961	52,605	44,990

Provision for loan losses	35,030	11,321	2,837	1,651	1,786

Other income	19,149	17,592	19,262	13,530	13,023

Other expenses	62,753	58,896	53,129	43,607	36,505

Income/(loss) before income taxes	(5,969)	22,453	33,257	20,877	19,722

Income tax expense/(benefit)	(2,053)	7,300	11,129	7,149	6,621

Net income/(loss)	$(3,916)	$15,153	$22,128	$13,728	$13,101

Preferred stock dividends	328	-	-	-	-

Net income/(loss) available to common shareholders	$(4,244)	$15,153	$22,128	$13,728	$13,101

Per Share Data:

Net income - basic	$(0.31)	$1.12	$1.71	$1.15	$1.12

Net income - diluted	(0.31)	1.11	1.68	1.14	1.11

Common Book value	14.06	14.06	13.19	11.48	10.28

Tangible common book value	9.74	9.67	8.73	7.64	7.90

Common Dividends	0.38	0.56	0.56	0.56	0.47

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except Per Share Data)

Profitability Ratios:

Net income to average total assets	(0.19)%	0.74%	1.22%	1.04%	1.12%

Net income to average common stockholders’ equity	(2.22)	8.13	13.9	10.87	11.19

Net interest margin	3.65	4.02	4.25	4.31	4.15

Efficiency ratio	68.35	63.55	59.55	65.94	62.93

Loan Quality Ratios:

Net charge-offs to total loans	1.36%	0.53%	0.09%	0.03%	0.22%

Reserve for loan losses to total loans and OREO	2.33	1.71	1.72	1.88	1.77

Nonperforming assets to total loans and OREO	4.13	1.60	0.61	0.90	0.70

Reserve for loan losses to nonperforming loans	60.62	145.72	361.54	232.57	274.7

Reserve for loan losses to total nonperforming assets	56.52	106.47	281.93	207.68	253.32

Liquidity Ratios:

Loans to total deposits	84.22%	91.85%	84.38%	86.28%	88.93%

Average loans (TE) to average earnings assets (TE)	82.32	81.72	79.39	77.32	80.91

Noninterest-bearing deposits to total deposits	10.36	9.36	12.96	14.6	15.22

Capital Adequacy Ratios:

Common stockholders’ equity to total assets	7.91%	9.06%	8.73%	8.76%	9.54%

Common stock dividend payout ratio	NM	50.00	32.94	48.7	41.96

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s Ameris Bancorp’s performance in 2008 was impacted by a number of significant items. Credit costs (net charge-offs and provisions for loan losses) were at record high levels for the Bank in 2008 as residential real estate values continued to fall. Our Florida markets were especially vulnerable to declining values and activity and accounted for more than 50% of 2008’s provision for loan losses.

In addition to a general slow-down in real estate activity, our industry dealt with tighter liquidity than had been seen in prior years. The lower levels of available liquidity in the marketplace led to unusually high borrowing costs that kept interest expense at elevated levels through most of 2008.

Balance sheet growth was limited in 2008 compared to recent years. The combination of fewer loan opportunities and the Company’s efforts to reduce its exposure in certain loan concentrations caused the growth in loans to be held to approximately 5%. The majority of the Company’s deposit growth was limited to time deposits although some markets enjoyed success selling a high yield checking account. The Company has focused a significant amount of resources towards improving its deposit mix and funding a significant majority of its future growth with low-cost or transaction based deposit accounts.

The importance of strong capital and liquidity was highlighted in the last half of the year as a growing number of larger regional banks and investment banks suffered and were in some cases, merged with other institutions. Ameris had managed strong liquidity and capital levels proactively for several years before the crisis began. In the fourth quarter of 2008, the Company took steps to further bolster its capital and liquidity positions. On the capital front, the Company elected to participate in the CPP and issued $52 million of preferred shares to the Treasury. This transaction with the Treasury is discussed in detail elsewhere in this Annual Report. For liquidity, the Company adopted an aggressive stance on local deposits and had several fourth quarter campaigns that raised approximately $200 million in incremental, local market deposits.

For the year ended December 31, 2008, Ameris reported a net loss available to common stockholders of $4.2 million or $0.31 per diluted share, compared to net income of $15.2 million, or $1.11 per diluted share in 2007.

Net interest income decreased during the year ended December 31, 2008 by 3.2% to $72.7 million compared to $75.1 million for year ended December 31, 2007. The Company’s net interest margin decreased from 4.02% in 2007 to 3.65% in 2008. The decline was primarily related to borrowing costs that remained somewhat elevated as asset yields fell commensurately with national indices that reached historic lows.

Non-interest income grew during the year 8.5% to $19.1 million from $17.6 million during 2007. The majority of this increase related to increases in service charges on deposit accounts which increased to $13.9 million in 2008 compared to $12.5 million in 2007. This increase in service charges related to increases in the number of account holders subject to charges as well as minor increases in various fee schedules.

Total operating expenses grew 6.6% in 2008 to $62.8 million, compared to $58.9 million in 2007. Salaries and benefits during 2008 were $31.7 million, an increase of 6.2% as compared to $29.8 million in 2007. These increases are mostly the result of expansion efforts in larger markets where the Company opened nine offices during 2008. Occupancy and equipment expense increased during 2008 to $8.1 million, an increase of 7.0% as compared to 2007. This increase also relates to expansion efforts in larger markets, the costs of which were offset to some degree by savings from branch closings during 2008.

Provisions for loan losses in 2008 were significantly higher than levels incurred in 2007 as the economic conditions of our local economies were affected by slowing real estate activity and lower real estate values. For the year ended December 31, 2008, the Company recorded $35.0 million in provision for loan losses compared to $11.3 million in 2007, an increase of $23.7 million. Net charge-offs were also higher in 2008 at $23.0 million or 1.36% of average loans, compared to $8.5 million or 0.53% of average loans in 2007.

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. We had two credit relationships that exceed our in-house credit limit of $5.0 million. Total exposure to these two credits is $14.8 million.

A substantial portion of our loan portfolio is in the commercial real estate and residential real estate sectors. Those loans are secured by real estate in Ameris’ primary market areas. A substantial portion of other real estate owned is located in those same markets. Therefore, the ultimate collectability of a substantial portion of our loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes to market conditions in Ameris’ primary market area.

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

We have recorded on our consolidated balance sheet net deferred tax assets of $10.9 million, which includes amounts relating to loss carryforwards. We believe there will be sufficient taxable income in the future to allow us to utilize these loss carryforwards in the tax jurisdictions where they exist.

Long-Lived Assets, Including Intangibles

In our financial statements, we have recorded $58.4 million of goodwill and other intangible assets, which represents the amount by which the price we paid for acquired businesses exceeds the fair value of tangible assets acquired plus the liabilities assumed. We evaluate long-lived assets, such as property and equipment, specifically identifiable intangibles and goodwill, when events or changes in circumstances indicate that the carrying value of such assets might not be recoverable. Factors that could trigger impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets and significant negative industry or economic trends.

The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. During 2008, the Company determined there was the potential for impairment due to significant declines in the Company’s market value. As a result, the Company engaged an independent party who reviewed business strategies as well as current and forecasted levels of earnings and capital. The study indicated that the Company’s goodwill was not impaired and as a result, no adjustments were made to the carrying value of goodwill.

In determining the existence of impairment factors, our assessment is based on market conditions, operational performance and legal factors of our Company. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles and other long-lived assets are subject to judgments and estimates that management is required to make. Future events could cause us to conclude that impairment indicators exist and that our goodwill, intangibles and other long-lived assets might be impaired. In accordance with accounting rules promulgated by the Financial Accounting Standards Board (“FASB”), no goodwill was expensed in 2008, 2007 or 2006.

NET INCOME/(LOSS) AND EARNINGS PER SHARE

In 2008, we reported a net loss available to common stockholders of $4.2 million, or $0.31 per diluted share, compared to net income of $15.2 million, or $1.11 per diluted share in 2007 and $22.1 million, or $1.68 per diluted share, in 2006. Our return on average assets was (0.19%), 0.74% and 1.22% in 2008, 2007 and 2006, respectively. Our return on average stockholders’ equity was (2.22%), 8.14% and 13.90% in 2008, 2007 and 2006, respectively.

EARNING ASSETS AND LIABILITIES

Average earning assets in 2008 increased 7.8% to $2.03 billion as compared to 2007. The earning asset and interest-bearing liability mix is constantly monitored to maximize the net interest margin and therefore increase return on assets and shareholders equity.

The following statistical information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

The following tables set forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)

ASSETS
Interest-earning assets:
Loans	$1,667,483	$114,186	6.85%	$1,536,243	$129,376	8.42%	$1,308,405	$107,809	8.24%
Investment securities	309,109	15,517	5.02	298,036	14,785	4.96	267,343	12,550	4.69
Short-term assets	49,082	507	1.03	45,634	2,349	5.15	72,183	3,843	5.32

Total earning assets	2,025,674	130,210	6.43	1,879,913	146,510	7.79	1,647,931	124,202	7.54

Non-earning assets	175,362			175,015			165,839

Total assets	$2,201,036			$2,054,928			$1,813,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$656,876	$11,611	1.77%	$634,287	$18,014	2.84%	$521,783	$11,397	2.18%
Time deposits	968,124	40,331	4.17	874,609	44,367	5.07	773,089	34,202	4.42
Other borrowings	22,294	497	2.22	16,425	722	4.40	11,910	514	4.32
FHLB advances	102,641	1,500	1.46	92,570	4,732	5.11	91,119	4,246	4.66
Trust preferred securities	42,269	2,404	5.69	42,269	3,164	7.49	41,841	3,791	8.20

Total interest-bearing liabilities	1,792,204	56,343	3.14	1,660,160	70,999	4.28	1,439,742	54,150	3.76

Demand deposits	198,422			192,575			194,150
Other liabilities	13,566			15,880			20,684
Stockholders’ equity	196,844			186,313			159,194

Total liabilities and stockholders’ equity	$2,201,036			$2,054,928			$1,813,770

Interest rate spread			3.29%			3.52%			3.78%

Net interest income		$73,867			$75,511			$70,052

Net interest margin			3.65%			4.02%			4.25%

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

2008 compared with 2007:

For the year ended December 31, 2008, interest income was $129.0 million, a decrease of $17.1 million, or 11.7%, compared to the same period in 2007. Average earning assets increased $145.8 million, or 7.8%, to $2.03 billion for the year ended December 31, 2008 compared to $1.88 billion as of December 31, 2007. Yield on average earning assets on a taxable equivalent basis for 2007 decreased to 6.43% compared to 7.79% for the year ended December 31, 2007. The change in yields on earning assets during 2008 resulted from a lower interest rate environment in 2008 than in 2007 with benchmark interest rates falling to historic lows as well as increased levels of non-accrual loans where foregone interest income was approximately $4.6 million.

Interest expense on deposits and other borrowings for the year ended December 31, 2008 was $56.3 million, compared to $71.0 million for the year ended December 31, 2007. During 2008, average funding increased $137.9 million or 7.4%. The majority of this growth in average total funding was in time deposits which increased 10.7%. Average non-deposit borrowings increased 10.5% during 2008 as the Company used these lines more aggressively to counter the higher costs of deposits.

During 2008, yields on average deposit borrowings fell to 2.85% from 3.67% in 2007. Although the fall in deposit yields was significant, its level relative to falling interest income was not sufficient to preserve normal levels of net interest margin. As the year came to a close, yields on deposit borrowings began to react positively to government intervention aimed at increasing liquidity levels. Non-deposit borrowings decreased substantially from 5.70% in 2007 to 2.63% in 2008 as the majority of these deposits are tied to national rate indices that fell during 2008 to historically low levels.

On a taxable-equivalent basis, net interest income for 2008 was $74.0 million compared to $75.5 million in 2007, a decrease of 2.0%. The Company’s net interest margin, on a tax equivalent basis, decreased to 3.65% for the year ended December 31, 2008 compared to 4.02% in the prior year.

2007 compared with 2006:

Interest income for the year ended December 31, 2007 was $146.1 million, an increase of $22.0 million, or 17.7%, compared to the same period in 2006. Average earning assets increased $232.0 million, or 14.1%, to $1.88 billion for the year ended December 31, 2007 compared to $1.65 billion as of December 31, 2006. The yield on average earning assets on a taxable equivalent basis for 2007 increased to 7.79% compared to 7.54% and 6.53% for the years ended December 31, 2006 and 2005, respectively. The increase in yields on earning assets during 2007 is primarily attributed to better pricing opportunities on fixed rate loans with steady levels of benchmark interest rates for variable rate loans.

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

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)	Changes Due To		Increase (Decrease)	Changes Due To
		Rate	Volume		Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$(15,190)	$(26,284)	$11,094	$21,567	$18,798	$2,769
Interest on securities:	732	185	547	2,235	1,434	801
Short-term assets	(1,842)	(2,019)	177	(1,494)	(1,416)	(78)

Total interest income	(16,300)	(28,118)	11,818	22,308	18,816	3,492

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	(6,403)	(7,045)	642	6,617	2,444	4,173
Interest on time deposits	(4,035)	(8,776)	4,741	10,164	4,484	5,680
Interest on other borrowings	(225)	(483)	258	208	195	13
Interest on FHLB advances	(3,232)	(3,747)	515	486	68	418
Interest on trust preferred securities	(760)	(760)	-	(627)	35	(662)

Total interest expense	(14,656)	(20,811)	6,156	16,848	7,226	9,622

Net interest income	$(1,644)	$(7,307)	$5,662	$5,460	$11,590	$(6,130)

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

Decreases in credit quality during 2008 resulted in a provision for loan losses of $35.0 million, compared to $11.3 million for 2007 and $2.8 million in 2006. Net charge-offs in 2008 were also elevated from historical levels at 1.36% of average loans compared to 0.53% in 2007 and 0.10% in 2006.

At December 31, 2008, non-performing assets amounted to $70.2 million or 4.13% of total loans and OREO compared to 1.58% at December 31, 2007. Other real estate was approximately $4.7 million as of December 31, 2008, reflecting a 32.2% decline from the year ago period. The Company’s reserve for loan losses at December 31, 2008 was $39.7 million or 2.34% of total loans, compared to $27.6 million and 1.71% and 1.72% at December 31, 2007 and 2006, respectively

Non-interest income

Following is a comparison of non-interest income for 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Service charges on deposit accounts	$13,916	$12,455	$11,538
Mortgage banking activities	3,180	3,093	2,208
Gain (loss) on sale of securities	316	(297)	(308)
Other income	1,737	2,341	5,824

	$19,149	$17,592	$19,262

2008 compared with 2007:

Total non-interest income in 2008 was $19.1 million compared to $17.6 million in 2007, an increase of 8.9%. The majority of the increase in non-interest income related to growth in service charges on deposit accounts. For the year ended December 31, 2008, service charges increased to $13.9 million, an increase of 11.7% as compared to 2007. During 2008, the Company significantly increased the numbers of deposit accounts subject to service charges and made minor changes to certain fees schedules. Mortgage income increased only slightly to $3.2 million in 2008 as compared to $3.1 million in 2007. Mortgage activity in 2008 was impacted measurably by the declining economic conditions that impacted residential real estate.

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

Non-interest expense

Following is a comparison of non-interest expense for 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Salaries and employee benefits	$31,700	$29,844	$27,043
Equipment and occupancy	8,069	7,540	6,836
Amortization of intangible assets	1,170	1,297	1,107
Data processing and communication costs	6,457	6,496	7,273
Business restructuring	-	-	1,452
Advertising and public relations	3,091	2,536	2,040
Postage & Delivery	1,420	1,336	1,240
Printing & Supplies	1,270	1,060	895
Legal Fees	537	527	376
Other Professional Fees	1,306	1,307	1,541
Directors fees	743	787	793
Other expense	6,990	6,166	2,533

	$62,753	$58,896	$53,129

2008 compared with 2007:

For the year ended December 31, 2008, total operating expenses were $62.8 million compared to $59.0 million in 2007, an increase of 6.4%. Salaries and benefits increased 6.2% in 2008 to $31.7 million compared to $29.8 million in 2007. Continued expansion in certain metro markets during 2008 led to additional staff and personnel costs. Offsetting some of this expense was the Company’s previous announcements to close four branches in smaller markets. Equipment and occupancy expenses increased to $8.1 million in 2008 as a result of the expansion efforts. This level of equipment and occupancy expenses was 8.0% higher than the $7.5 million recorded during 2007. Data processing and communications costs remained unchanged at $6.5 million during 2008 and 2007. Advertising and marketing expenses increased substantially as the Company worked to significantly increase deposit levels. During 2008, total advertising and marketing costs were $3.1 million, compared to $2.5 million in 2007. The Company’s advertising efforts were successful in significantly increasing deposit levels and liquidity ratios during 2008.

2007 compared with 2006:

Total operating expenses grew 10.9% in 2007 to $58.9 million compared to $53.1 million in 2006. Several factors impacted operating expenses in 2007, the largest factor being the Company’s South Carolina initiative, which accounted for approximately $4.5 million in incremental costs during 2007. Equipment and occupancy expenses increased approximately 10.3% to $7.5 million as additional offices in South Carolina and Florida were opened in 2007. Advertising-related expenses in 2007 increased approximately $500,000 to $2.5 million as the Company expanded its marketing efforts in existing markets and promoted its products in new and existing markets. Marketing costs are not expected to moderate or fall in 2008 as the Company has planned events surrounding openings in several new markets across its footprint and increased marketing around mortgage and treasury services.

Expenses associated with data processing and communications costs decreased 10.7% during 2007. In 2007, the Company re-negotiated certain portions of its communications contracts with its provider that allowed for improved network capacity at more attractive levels.

Income Taxes:

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2008, the Company reported an income tax benefit of $2.05 million. This compares to income tax expenses of $7.30 million and $11.13 million for the years ended 2007 and 2006, respectively. The Company’s effective tax rate was 34%, 33% and 33% for the years ended December 31, 2008, 2007 and 2006.

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry. As of December 31, 2008, approximately 83.9% of our loan portfolio was secured by real estate. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Commercial, financial & agricultural	$200,421	$205,141	$171,904	$161,050	$128,303
Real estate – construction & development	162,887	174,576	157,260	73,639	39,516
Real estate – commercial & farmland	1,070,483	996,517	883,583	719,367	504,335
Real estate – residential	189,203	157,334	147,789	142,609	126,985
Consumer installment loans	64,707	69,099	73,218	79,239	66,779
Other	8,076	11,381	9,197	10,697	11,156

	1,695,777	1,614,048	1,442,951	1,186,601	877,074
Less reserve for possible loan losses	39,652	27,640	24,863	22,294	15,493

Loans, net	$1,656,125	$1,586,408	$1,418,088	$1,164,307	$861,581

Total loans as of December 31, 2008 are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)
Commercial, financial & agricultural	$100,032	$74,463	$25,926	$200,421
Real estate – construction & development	114,059	26,014	22,814	162,887
Real estate – commercial & farmland	426,049	515,295	129,139	1,070,483
Real estate – residential	39,277	80,491	69,435	189,203
Consumer installment loans	15,999	43,103	5,605	64,707
Other	3,328	3,538	1,210	8,076

	698,744	742,904	254,129	1,695,777

The following table summarizes loans at December 31, 2008 with maturity dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$561,990
Floating or adjustable interest rates	435,043

$997,033

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

We have developed a methodology for determining the adequacy of the loan loss reserve which is monitored by the Company’s Senior Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides eight ratings of which four ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer and are often reviewed by independent third parties. As a result of these loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer as well as the Director of Internal Audit.

During periodic reviews of the Company’s methodology, the Company determined that additional reserves were potentially necessary to compensate for an increasingly negative economic outlook that prompted a few loan relationships to move to non-performing status very quickly. The Company established an unallocated, economic related reserve in the amount of $5 million that represents only that portion of the allowance for loan losses not allocated to specific loans. While the Company is confident in the reserve methodology and its application relative to loan grades assigned to individual credits, management believed it was appropriate and prudent to establish the unallocated, economic oriented reserve component through a charge to the provision for loan losses.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At December 31,
	2008		2007		2006		2005		2004
	(Dollars in Thousands)
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial, financial, and agricultural	$4,675	11%	$3,830	13%	$3,792	12%	$4,215	14%	$3,030	15%
R/E Commercial & Farmland	20,770	63	17,199	62	14,307	61	12,713	61	8,314	58
R/E Construction & Development	4,907	10	3,487	11	3,293	11	1,270	6	553	5

Total Commercial	30,352	84	24,516	86	21,392	84	18,198	81	11,897	78

R/E Residential	3,285	11	2,078	10	2,325	10	2,585	12	1,986	14
Consumer Installment	1,015	5	1,046	4	1,146	6	1,511	7	1,610	8
Unallocated	5,000	-	-	-	-	-	-	-	-	-

	$39,652	100%	$27,640	100%	$24,863	100%	$22,294	100%	$15,493	100%

The following table presents an analysis of our loan loss experience for the periods indicated:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$1,667,483	$1,536,243	$1,308,174	$952,647	$855,205

Balance of reserve for possible loan losses at beginning of period	$27,640	$24,863	$22,294	$15,493	$14,963

Charge-offs:
Commercial real estate, financial and agricultural	(18,711)	(8,735)	(1,726)	(649)	(1,639)
Residential real estate	(4,514)	(623)	(1,444)	(543)	(382)
Consumer Installment	(1,115)	(1,057)	(967)	(963)	(1,555)
Recoveries:
Commercial real estate, financial and agricultural	733	1,339	1,595	601	464
Residential real estate	199	120	745	644	483
Consumer Installment	390	412	505	532	718

Net charge-offs	(23,018)	(8,544)	(1,292)	(378)	(1,911)

Additions to reserve charged to operating expenses	35,030	11,321	2,837	1,651	1,786

Allowance for loan losses of acquired subsidiary	-	-	1,024	5,528	655

Balance of reserve for possible loan losses at end of period	$39,652	$27,640	$24,863	$22,294	$15,493

Ratio of net loan charge-offs to average loans	1.36%	0.53%	0.10%	0.04%	0.22%

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

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$65,414	$18,468	$6,877	$9,586	$5,640

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	2	4	-	-	44

During 2008, loans tied to the housing industry, (Acquisition, Development and Construction loans) came under severe strain as housing prices fell sharply and sales activity slowed. Certain markets, where housing prices had risen sharply in recent years, suffered greater corrections than others. The Company’s exposure to certain housing related loans primarily in northern Florida resulted in deteriorating credit quality and caused most of the increase in non-accrual loans seen above.

LIQUIDITY AND RATE SENSITIVITY

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of our Company to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments (principally interest-bearing deposits in banks) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. In addition, our Company maintains relationships with correspondent banks including the FHLB and FRB, which could provide funds on short notice, if needed.

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the portfolio due to the rate variability and short-term maturities of its earning assets. In particular, approximately 66.5% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 15.5% of the investment portfolio has a contractual maturity within one year or less although a higher percentage has the possibility of a call.

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2008, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2008
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Earning assets:
Short-term assets	$144,383	$-	$-	$-	$144,383
Investment securities	411	57,116	63,105	249,050	369,682
Loans	965,319	160,390	499,843	70,225	1,695,777

	1,110,113	217,506	562,948	319,275	2,209,842

Interest-bearing liabilities:
Interest-bearing demand deposits	616,724	-	-	-	616,724
Savings	52,991	-	-	-	52,991
Time deposits	304,597	725,816	104,859	6	1,135,278
Other borrowings	32,416	-	-	-	32,416
FHLB advances	65,000	2,000	-	-	67,000
Trust preferred securities	42,269	-	-	-	42,269

	1,113,997	727,816	104,859	6	1,946,678

Interest rate sensitivity gap	$(3,884)	$(510,310)	$458,089	$319,269	$263,164

Cumulative interest rate sensitivity gap	$(3,884)	$(514,194)	$(56,105)	$263,164

Interest rate sensitivity gap ratio	0.99	0.30	5.37	NM

Cumulative interest rate sensitivity gap ratio	0.99	0.72	1.02	1.13

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
	2008	2007	2006
	(Dollars in Thousands)
U. S. Government sponsored agencies	$132,646	$69,923	$101,863
State and municipal securities	18,302	18,320	18,934
Corporate debt securities	11,618	9,498	9,829
Mortgage-backed securities	205,328	191,641	151,818

	$367,894	$289,382	$282,444

The amounts of securities available for sale in each category as of December 31, 2008 are shown in the following table according to contractual maturity classifications: (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.

	U. S. Treasury and Other U. S. Government Agencies and Corporations		State and Political Subdivisions
	Amount	Yield (1)	Amount	Yield (1)(2)
	(Dollars in Thousands)
Maturity:
One year or less	$56,037	1.42%	$1,268	3.75%
After one year through five years	46,673	3.61	9,701	3.70
After five years through ten years	29,936	4.85	4,217	3.83
After ten years	-	-	3,116	3.96

	$132,646	2.94%	$18,302	3.78%

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

The investment portfolio consists of securities, including equity securities with readily determinable fair values, which are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

The Company’s methodology for determining whether other-than-temporary impairment losses exist include management considering (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below:

	Year Ended December 31,
	2008		2007
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$198,422	0.00%	$192,575	0.00%
NOW	278,217	1.05	250,364	1.33
Money Market	324,311	2.48	324,236	4.35
Savings	54,348	0.90	59,687	1.04
Time	968,124	4.16	874,610	5.07

Total deposits	$1,823,422	2.84%	$1,701,472	3.67%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits of $100,000 or more. These time deposits are principally certificates of deposit and individual retirement accounts obtained for individual customers.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2008, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) greater than one year.

(Dollars in Thousands)
Three months or less	$207,046
Three months to one year	394,173
One year or greater	76,536

Total	$677,755

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

Following is a summary of the commitments outstanding at December 31, 2008 and 2007.

	December 31,
	2008	2007
	(Dollars in Thousands)
Commitments to extend credit	$159,114	$177,410
Financial standby letters of credit	6,358	7,426

	$165,472	$184,836

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
	(Dollars in Thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$17,294	2.05%	$16,411	2.15%	$6,910	2.68%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$63,973		$32,359		$16,024

The following table sets forth certain information about contractual cash obligations as of December 31, 2008.

	Payments Due After December 31, 2008
	Total	1 Year Or Less	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)
Time certificates of deposit	$1,135,278	$1,030,413	$97,571	$7,294	$-
Borrowings under revolving credit agreement	5,000	5,000	-	-	-
Federal Home Loan Bank advances	67,000	67,000	-	-	-
Subordinated debentures	42,269	-	-	-	42,269

Total contractual cash obligations	$1,249,547	$1,102,413	$97,571	$7,294	$42,269

Our operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2008 we had immaterial amounts of binding commitments for capital expenditures.

CAPITAL ADEQUACY

Capital Purchase Plan

On November 21, 2008, the Company, elected to participate in the CPP established by the EESA. Accordingly, on such date, the Company issued and sold to the Treasury, for an aggregate cash purchase price of $52 million, (i) 52,000 “Preferred Shares” having a liquidation preference of $1,000 per share, and (ii) a ten-year “Warrant” to purchase up to 679,443 shares of Common Stock, at an exercise price of $11.48 per share. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter, but such dividends will be paid only if, as and when declared by the Company’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock (and pari passu with the Company’s other authorized preferred stock, of which no shares are currently designated or outstanding) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Company at 100% of their liquidation preference, provided that the Preferred Shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (February 15, 2012) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Letter Agreement dated November 21, 2008 between the Company and the Treasury, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein (collectively, the “Purchase Agreement”)) in excess of $13 million and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings.

The Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 679,443 shares of Common Stock issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $52 million from one or more Qualified Equity Offerings and (ii) December 31, 2009. If the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of not less than $52 million, then the number of the shares of Common Stock underlying the portion of the Warrant then held by the Treasury will be reduced by one-half of the number of shares of Common Stock originally covered by the Warrant. For purposes of the foregoing, as provided in the Purchase Agreement, “Qualified Equity Offering” is defined as the sale and issuance for cash by the Company to persons other than the Company or any Company subsidiary after the Closing Date of shares of perpetual Preferred Stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier I capital of the Company at the time of issuance under the applicable risk-based capital guidelines of the Company’s federal banking agency (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008).

The Purchase Agreement pursuant to which the Preferred Shares and the Warrant were sold contains limitations on the payment of dividends on the Common Stock (including with respect to the payment of cash dividends in excess of $0.05 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008) and on the Company’s ability to repurchase its Common Stock, and subjects the Company to certain of the executive compensation limitations included in the EESA.

Capital Regulations

The capital resources of our Company are monitored on a periodic basis by state and federal regulatory authorities. During 2008, we increased our capital by $48.1 million or 25.2%. The increase is attributed to the issuance of the Preferred Shares under the CPP. Other capital related transactions, such as Common Stock issuances through the exercise of stock options and restricted stock, changes in unrealized losses on investment securities and repurchase of treasury shares combined to account for only a small change in the capital of the Company.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2008.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Leverage capital	$215,400	9.42%	$91,465	4.00%	$123,935	5.42%
Risk-based capital:
Core capital	215,400	11.99	71,860	4.00	143,540	7.99
Total capital	238,069	13.25	143,740	8.00	94,329	5.25

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

	Quarters Ended December 31, 2008
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:

Interest income	$30,558	$32,112	$32,249	$34,089

Net interest income	15,972	19,177	19,056	18,460

Net income (loss) available to common stockholders	(10,724)	366	3,149	2,966

Per Share Data:

Net income – basic	(0.79)	0.03	0.23	0.22

Net income – diluted	(0.79)	0.03	0.23	0.22

Common Dividends	0.05	0.05	0.14	0.14

	Quarters Ended December 31, 2007
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:

Interest income	$36,930	$37,451	$35,843	$35,410

Net interest income	19,248	19,081	18,330	18,419

Net income available to common stockholders	1,186	3,570	5,373	5,024

Per Share Data:

Net income – basic	0.09	0.26	0.40	0.37

Net income – diluted	0.09	0.26	0.39	0.37

Common Dividends	0.14	0.14	0.14	0.14

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

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis points increase or 200 basis points decrease in market rates on net interest income and is monitored on a quarterly basis. Our most recent simulation model projects net interest income would increase 0.49% if rates rise 200 basis points gradually over the next year. A down 200 basis points scenario is irrelevant at this time due to current market rates being at or near zero since the last FOMC reduction of the Fed target rate on December 16, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income - Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

Mauldin & Jenkins, Certified Public Accountants, LLC (“Mauldin & Jenkins”) was previously the principal accountants for the Company. On August 28, 2008, the Company dismissed Mauldin & Jenkins as its principal accountants. The Company’s Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. Mauldin & Jenkins’ audit reports on the consolidated financial statements of the Company and its subsidiaries as of and for the fiscal years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with Mauldin & Jenkins’ audits for the two fiscal years ended December 31, 2007 and 2006 and the subsequent interim period through August 28, 2008, there have been no disagreements with Mauldin & Jenkins on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mauldin & Jenkins, would have caused it to make reference to the subject matter of the disagreements in connection with its audit reports on the Financial Statements. Additionally, during the two most recent fiscal years and through August 28, 2008, there have been no reportable events, as such term is defined in Item 304(a)(1)(v) of Registration S-K.

New Independent Accountants

On August 28, 2008, the Company engaged Porter Keadle Moore, LLP (“PKM”) as the Company’s new independent accountants to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2008. The Audit Committee of the Company’s Board of Directors approved the Company’s engagement of PKM.

During the two most recent fiscal years and through August 28, 2008, the Company has not consulted with PKM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that PKM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304 (a)(1)(iv) of Regulation S-K or the related instructions thereto) or a reportable event (as defined in Item 304 (a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Ameris is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2007.

PKM, the Company’s independent auditors, has issued an attestation report on the Company’s internal control over financial reporting. That report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008 there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ameris Bancorp

Moultrie, Georgia

We have audited Ameris Bancorp and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ameris Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ameris Bancorp and subsidiaries as of December 31, 2008, and the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended, and our report dated March 6, 2009, expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia

March 6, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Nominees for Director

Information with respect to the Company’s directors and nominees for director is set forth in the Proxy Statement under the caption “Proposal I: Election of Directors” and is incorporated herein by reference.

Executive Officers

The following table sets forth certain information with respect to the executive officers of Ameris as of March 12, 2009.

Name, Age and Term as Officer	Position with Ameris	Principal Occupation for the Last Five Years and Other Directorships

Edwin W. Hortman, Jr.; 55 Officer since 2002	President and Chief Executive Officer

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

Dennis J. Zember, Jr.; 39 Officer since 2005	Executive Vice President and Chief Financial Officer

Executive Vice President and Chief Financial Officer since February 14, 2005. Senior Vice President and Treasurer of Flag Financial Corporation and Senior Vice President and Chief Financial Officer of Flag Bank from January 2002 to February 2005. Vice President and Treasurer of Century South Banks, Inc. from August 1997 to May 2001.

Jon S. Edwards; 47 Officer since 1999	Executive Vice President and Director of Credit Administration

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

C. Johnson Hipp, III; 57 Officer since 2006	Banking Group President	Officer since June 2006. Chief Executive Officer of South Carolina Bank and Trust from 1994 to 2004.

Cindi H. Lewis; 55 Officer since 1987	Executive Vice President, Chief Administrative Officer and Corporate Secretary

Chief Administrative Officer since May 2006, Executive Vice President since May 2002 and Corporate Secretary since May 2000. Director of Human Resources from May 2000 to May 2006 and Senior Vice President from May 2000 to May 2002.

Marc J. Bogan; 42 Officer since 2006	Executive Vice President and Chief Operating Officer

Executive Vice President and Chief Operating Officer since June 2008. Coastal Region Executive from September 2006 to June 2008. Sales Executive with South Carolina Bank and Trust from April 2004 to September 2006. Regional President for South Carolina Bank and Trust from June 2001 to April 2004.

Officers serve at the discretion of the Company’s board of directors.

The information set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics

Ameris has adopted a code of ethics that is applicable to all employees, including its Chief Executive Officer and all senior financial officers, including its Chief Financial Officer and principal accounting officer. Ameris shall provide to any person without charge, upon request, a copy of its code of ethics. Such requests should be directed to the Corporate Secretary of Ameris Bancorp at 310 First St., SE, Moultrie, Georgia 31768.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Proposal 2: Ratification of Independent Auditors” in the Proxy Statement is incorporated herein by reference in response to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets - December 31, 2008 and 2007;

(ii)	Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006

(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2008, 2007 and 2006;

(iv)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2008, 2007 and 2006;

(v)	Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006; and

(vi)	Notes to Consolidated Financial Statements

(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 21 of Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date:	March 12, 2009	By:	/s/ Edwin W. Hortman, Jr.
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

Date:	March 12, 2009	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director

Date:	March 12, 2009	/s/ Dennis J. Zember, Jr.
Dennis J. Zember, Jr., Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:	March 12, 2009	/s/ Johnny W. Floyd
Johnny W. Floyd, Director

Date:	March 12, 2009	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date:	March 12, 2009	/s/ Daniel B. Jeter
Daniel B. Jeter, Director and Chairman of the Board

Date:	March 12, 2009	/s/ Glenn A. Kirbo
Glenn A. Kirbo, Director

Date:	March 12, 2009	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date:	March 12, 2009	/s/ Brooks Sheldon
Brooks Sheldon, Director

Date:	March 12, 2009	/s/ Jimmy D. Veal
Jimmy D. Veal, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

3.9	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Form 8-K filed with the Commission on November 21, 2008.

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

4.8

Warrant to Purchase 679,443 shares of Common Stock of Ameris Bancorp, issued to the U.S. Department of Treasury November 21, 2008 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp’s Form 8-K filed with the Commission on November 21, 2008).

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

10.21

Executive Employment Agreement with C. Richard Strum dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 6, 2007).

EXHIBIT INDEX

Exhibit No.	Description

21.1	Schedule of subsidiaries of Ameris Bancorp.

23.1	Consent of Porter Keadle Moore, LLP

23.2	Consent of Mauldin & Jenkins, LLC.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Ameris Bancorp’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ameris Bancorp’s Chief Financial Officer.

32.1	Section 1350 Certification by Ameris Bancorp’s Chief Executive Officer.

32.2	Section 1350 Certification by Ameris Bancorp’s Chief Financial Officer.

AMERIS BANCORP

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2008 and 2007
Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Comprehensive Income - Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ameris Bancorp

Moultrie, Georgia

We have audited the accompanying consolidated balance sheet of Ameris Bancorp and subsidiaries (“the Company”) as of December 31, 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Ameris Bancorp and subsidiaries as of December 31, 2007 and 2006 were audited by other auditors whose report dated March 5, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameris Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009, expressed an unqualified opinion on the effectiveness of Ameris Bancorp internal control over financial reporting.

Atlanta, Georgia

March 6, 2009

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(Dollars in Thousands)

Assets	2008	2007

Cash and due from banks	$66,787	$59,804
Interest-bearing deposits in banks	99,383	12,022
Federal funds sold	45,000	-
Securities available for sale, at fair value	367,894	289,382
Other investments	8,627	9,347

Loans, net of unearned income	1,695,777	1,614,048
Less allowance for loan losses	39,652	27,640

Loans, net	1,656,125	1,586,408

Premises and equipment, net	66,107	59,132
Intangible assets	3,631	4,802
Goodwill	54,813	54,813
Other assets	38,723	36,353

	$2,407,090	$2,112,063

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$208,532	$197,345
Interest-bearing	1,804,993	1,559,920

Total deposits	2,013,525	1,757,265
Securities sold under agreements to repurchase	27,416	14,705
Other borrowings	72,000	90,500
Subordinated deferrable interest debentures	42,269	42,269
Other liabilities	12,521	16,075

Total liabilities	2,167,731	1,920,814

Stockholders’ equity
Preferred stock, par value $1,000; 5,000,000 shares authorized; 52,000 shares issued	49,028	-
Common stock, par value $1; 30,000,000 shares authorized; 14,865,703 and 14,869,924 shares issued	14,866	14,870
Capital surplus	86,038	82,750
Retained earnings	93,696	103,095
Accumulated other comprehensive income, net of tax	6,518	1,303

	250,146	202,018
Less cost of 1,331,102 and 1,329,939 treasury shares acquired	(10,787)	(10,769)

Total stockholders’ equity	239,359	191,249

	$2,407,090	$2,112,063

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006
Interest income
Interest and fees on loans	$113,335	$128,869	$107,559
Interest on taxable securities	14,469	14,171	12,147
Interest on nontaxable securities	685	688	555
Interest on deposits in other banks	514	2,306	3,589
Interest on federal funds sold	5	43	261

	129,008	146,077	124,111

Interest expense
Interest on deposits	51,942	62,380	45,599
Interest on other borrowings	4,401	8,619	8,551

	56,343	70,999	54,150

Net interest income	72,665	75,078	69,961
Provision for loan losses	35,030	11,321	2,837

Net interest income after provision for loan losses	37,635	63,757	67,124

Other income
Service charges on deposit accounts	13,916	12,455	11,538
Mortgage origination fees	3,180	3,093	2,208
Other service charges, commissions and fees	708	1,268	997
Gain/(loss) on sales of securities	316	(297)	(308)
Other	1,029	1,073	4,827

	19,149	17,592	19,262

Other expenses
Salaries and employee benefits	31,700	29,844	27,043
Occupancy and equipment expense	8,069	7,540	6,836
Advertising and marketing expense	3,083	2,546	2,029
Amortization of intangible assets	1,170	1,297	1,107
Data processing and communications costs	6,457	6,496	7,273
Business restructuring costs	-	-	1,452
Other operating expenses	12,274	11,173	7,402

	62,753	58,896	53,129

(Loss)/income before income taxes	(5,969)	22,453	33,257

Applicable income tax (benefit)/expense	(2,053)	7,300	11,129

Net (loss)/income	$(3,916)	$15,153	$22,128

Preferred stock dividends	328	-	-

Net (loss)/income available to common stockholders	$(4,244)	$15,153	$22,128

Basic (loss)/earnings per share	$(0.31)	$1.12	$1.71

Diluted (loss)/earnings per share	$(0.31)	$1.11	$1.68

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006

Net (loss)/income	$(3,916)	$15,153	$22,128

Other comprehensive income/(loss):
Net unrealized holding gains/(losses) arising during period on investment securities available for sale, net of tax	3,915	2,907	(67)
Net unrealized gains/(losses) on cash flow hedge during the period, net of tax	1,509	729	(40)
Reclassification adjustment for losses/(gains) included in net income, net of tax of $107, $101 and $105	(209)	196	203

Total other comprehensive income	5,215	3,832	96

Comprehensive income	$1,299	$18,985	$22,224

See Notes to Consolidated Financial Statements.

AMERIS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
PREFERRED STOCK
Issued during period	52,000	$48,975	—	$—	—	$—
Accretion of fair value of warrant	—	53	—	—	—	—

Issued at end of period	52,000	$49,028	—	$—	—	$—

COMMON STOCK
Issued at beginning of period	14,869,924	$14,870	14,850,237	$14,850	14,270,783	$14,271
Issuance of restricted shares	—	—	4,200	4	44,150	44
Cancellation of restricted shares	(33,164)	(33)	—	—	—	—
Proceeds from exercise of stock options	28,943	29	15,487	16	40,977	41
Adjustment to record acquisition	—	—	—	—	494,327	494

Issued at end of period	14,865,703	$14,866	14,869,924	$14,870	14,850,237	$14,850

CAPITAL SURPLUS
Balance at beginning of period		$82,750		$81,481		$67,381
Stock-based compensation		(97)		1,095		823
Warrants issued		3,025		—		—
Proceeds from exercise of stock options		305		160		367
Issuance of restricted shares		—		(4)		(44)
Cancellation of restricted shares		33		—		—
Tax adjustment due to vesting of restricted shares		22		18		40
Adjustment for adoption of SFAS 123(R)		—		—		(526)
Adjustment to record acquisition		—		—		13,440

Balance at end of period		$86,038		$82,750		$81,481

RETAINED EARNINGS
Balance at beginning of period		$103,095		$95,523		$80,683
Net (loss)/income available to common shareholders		(3,916)		15,153		22,128
Dividends on preferred shares*		(328)		—		—
Dividends on common shares**		(5,155)		(7,581)		(7,288)

Balance at end of period		$93,696		$103,095		$95,523

UNEARNED COMPENSATION
Balance at beginning of period		$—		$—		$(526)
Adjustment for adoption of SFAS 123(R)		—		—		526

Balance at end of period		$—		$—		$—

OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gains (losses) on securities:
Balance at beginning of period		$1,303		$(2,529)		$(2,625)
Accumulated other comprehensive income		5,215		3,832		96

Balance at end of period		$6,518		$1,303		$(2,529)

TREASURY STOCK
Issued at beginning of period	1,329,939	$(10,769)	1,322,717	$(10,593)	1,318,465	$(10,481)
Purchase of treasury shares	1,163	(18)	7,222	(176)	4,252	(112)

Issued at end of period	1,331,102	$(10,787)	1,329,939	$(10,769)	1,322,717	$(10,593)

TOTAL STOCKHOLDER’S EQUITY		$239,359		$191,249		$178,732

*Dividend on Preferred shares: 5% per annum
**Dividend on Common shares: $0.38, $0.56 and $0.56 per share, respectively

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006
OPERATING ACTIVITIES
Net (loss)/income	$(3,916)	$15,153	$22,128

Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	3,360	3,061	2,919
Amortization of intangible assets	1,170	1,297	1,113
Stock-based compensation expense	(97)	1,095	823
Net loss/(gain) on sale of securities available for sale	(316)	297	308
Net loss on sale or disposal of premises and equipment	627	63	107
Net loss/(gain) on sale of other real estate owned	(233)	656	227
Provision for loan losses	35,030	11,321	2,837
Provision for deferred taxes	(4,650)	(1,522)	(296)
Increase/(decrease) in interest receivable	3,688	(854)	(4,051)
Increase/(decrease) in interest payable	(691)	33	3,636
Increase (decrease) in taxes payable	(1,512)	(600)	2,423
Net other operating activities	(6,859)	(6,975)	2,523
Total adjustments	29,517	7,872	12,569

Net cash provided by operating activities	25,601	23,025	34,697

INVESTING ACTIVITIES
(Increase)/decrease in interest-bearing deposits in banks	(87,361)	113,771	(54,939)
Purchases of securities available for sale	(168,711)	(137,268)	(98,512)
Proceeds from maturities of securities available for sale	75,327	70,748	38,589
Proceeds from sale of securities available for sale	20,805	62,912	14,775
(Increase)/decrease in restricted equity securities, net	720	(544)	1,813
(Increase)/decrease in federal funds sold	(45,000)	9,439	18,646
(Increase)/decrease in loans, net	(115,447)	(189,913)	(196,335)
Purchase of premises and equipment	(10,154)	(15,878)	(6,363)
Proceeds from sale of premises and equipment	390	225	19
Proceeds from sale of other real estate owned	13,181	3,067	877
Net cash paid for acquisitions and divestitures	-	-	(199)

Net cash used in investing activities	(316,250)	(83,441)	(281,629)

FINANCING ACTIVITIES
Increase/(decrease) in deposits	256,260	47,102	270,709
Increase/(decrease) in federal funds purchased and securities sold under agreements to repurchase	12,711	(1,228)	5,626
Proceeds from other borrowings	220,600	216,500	102,114
Repayment of other borrowings	(239,100)	(201,500)	(132,089)
Dividends paid on common stock	(5,155)	(7,510)	(7,288)
Proceeds allocated to issuance of preferred stock	48,975	-	-
Proceeds allocated to warrants issued	3,025	-	-
Proceeds from exercise of stock options	334	176	408
Purchase of treasury shares	(18)	(176)	(112)

Net cash provided by financing activities	297,632	53,364	239,368

Net increase (decrease) in cash and due from banks	6,983	(7,052)	(7,564)
Cash and due from banks at beginning of year	59,804	66,856	74,420

Cash and due from banks at end of year	$66,787	$59,804	$66,856

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$57,308	$70,966	$50,514

Income taxes	$4,207	$9,573	$9,002

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$13,632	$10,272	$1,237

Change in unrealized gain (loss) on securities available for sale	$3,706	$4,667	$206

Change in unrealized gain (loss) on cash flow hedge	$1,509	$1,105	$(62)

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company”) is a financial holding company whose primary business is presently conducted by Ameris Bank, its wholly owned subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located in a market area which includes Georgia, Alabama, Northern Florida and South Carolina. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of the average daily required reserve was approximately $3.9 million and $3.8 million for the years ended 2008 and 2007, respectively.

Securities

Securities, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted equity securities, are classified as available for sale and recorded at their fair market value.

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well-secured. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of various risks in the loan portfolio highlighted by historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. In general, estimated lives for buildings are up to 40 years, furniture and equipment useful lives range from 3 to 20 years and the lives of software and computer related equipment range from 3 to 5 years. Leasehold improvements are amortized over the life of the related lease, or the related assets, whichever is shorter. Expenditures for major improvements of the Company’s premises and equipment are capitalized and depreciated over their estimated useful lives. Minor repairs, maintenance and improvements are charged to operations as incurred. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill assigned to its subsidiary bank as of December 31, 2008.

Intangible assets consist of core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over the estimated useful life of between five and ten years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

Foreclosed Assets

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized up to the fair value of the property, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are charged to operations. The carrying amount of foreclosed assets at December 31, 2008 and 2007 was $4.7 million and $7.0 million, respectively.

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

Stock-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

During 2008, the Company determined that certain stock grants would not vest and as a result reversed amounts expensed in prior years. The Company recorded approximately ($97,000), $444,000 and $339,000 of stock-based compensation cost in 2008, 2007 and 2006, respectively. In December 2005, the Company accelerated the vesting of 7,332 options to purchase its common stock to avoid the income statement impact of adopting FASB Statement 123R in future years for those options.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Potential common shares consist of only stock options for the years ended December 31, 2008, 2007 and 2006, and are determined using the treasury stock method.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)

Net income (loss) available to common shareholders	$(4,244)	$15,153	$22,128

Weighted average number of common shares outstanding	13,514	13,479	12,928
Effect of dilutive options	-	152	301

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	13,514	13,631	13,229

Due to the loss in 2008, the Company has excluded the effects of options as these would have been anti-dilutive. At December 31, 2007, approximately 190,000 common shares were excluded from the calculation of diluted earnings per share because of anti-dilution. At December 31, 2006, there were immaterial amounts of potential common shares that were not included in the calculation of diluted earnings per share because the exercise of such shares would be anti-dilutive.

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

The Company’s current hedging strategies involve utilizing interest rate floors classified as Cash Flow Hedges. Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. The fair value of derivatives is recognized as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Activities (Continued)

As of December 31, 2008, the Company had cash flow hedges with notional amounts totaling $70 million for the purpose of converting floating rate assets to fixed rate. The fair value of these instruments amounted to approximately $3.7 million and $1.5 million as of December 31, 2008 and 2007, respectively, and was recorded as an asset. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Comprehensive Income

The Company’s comprehensive income consists of net income, changes in the net unrealized holding gains and losses of securities available for sale, and the unrealized gain or loss on the effective portion of the cash flow hedge. Accumulated other comprehensive income (loss) on the consolidated statements of stockholders’ equity is presented net of taxes.

Accounting Standards

New Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The Company adopted the guidance of SFAS 157 beginning January 1, 2008. As expected, the adoption had no material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company evaluated SFAS 159 and determined that the fair value option would not be elected for any financial asset or liability reported on the Company’s consolidated statement of financial condition as of January 1, 2008 (date of adoption), nor has the Company applied the provisions of SFAS 159 to any financial asset or liability recognized during the twelve-month period ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which revised SFAS No. 141, “Business Combinations” (“SFAS 141”). This pronouncement is effective for the Company as of January 1, 2009. Under SFAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS 141(R) requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of SFAS 141(R) are applied prospectively, the impact to the Company cannot be determined until a transaction occurs.

Reclassifications. Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	BUSINESS COMBINATIONS AND DIVESTITURES

On December 29, 2006, the Company acquired 100 percent of the outstanding common shares of Islands Bancorp and its banking subsidiary, Islands Community Bank, NA (collectively, “Islands”). Islands was headquartered in Beaufort, South Carolina where it operated a single branch with satellite loan production offices in Bluffton, South Carolina and Charleston, South Carolina. The consideration for the acquisition was a combination of cash and common stock with an aggregate purchase price of approximately $19,055,000. The total consideration consisted of $5,121,000 in cash, and approximately 494,000 shares of Ameris Bancorp common stock with a value of approximately $13,934,000. The value of the shares of common stock issued of $28.18 was based on the average closing price of Ameris common stock for the 10 trading days immediately preceding the merger. Islands results of operations for 2006 are not included in the Company’s consolidated statements of income as the merger date occurred after close of business on the last day of the fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	BUSINESS COMBINATIONS AND DIVESTITURES (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition dates (in thousands):

(In Thousands)	Islands as of December 29, 2006

Cash and due from banks	$1,100
Interest-bearing deposits and federal funds sold	9,439
Investments	3,249
Loans, net	62,331
Premises and equipment	4,597
Core deposits intangible asset	800
Goodwill	10,312
Other assets	580

Total assets acquired	92,408

Deposits	71,510
Other borrowings	1,000
Other liabilities	843

Total liabilities assumed	73,353

Net assets acquired	$19,055

Unaudited proforma consolidated results of operations for the years ended December 31, 2006 as though Islands had been acquired as of January 1, 2006 follows:

(Dollars in Thousands)
2006

Net interest income	$73,101
Net income	$21,939
Basic earnings per share	$1.63
Diluted earnings per share	$1.60

During 2006, the Company negotiated contracts for the sale of three stand-alone bank charters to other banks. The Company recognized gains of approximately $3.1 million, $1.9 million after tax, as a result of these sales. Total assets, loans and deposits were reduced by approximately $11.3 million, $1.0 million and $7.3 million, respectively, as a result of these sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

December 31, 2008:
U. S. Government sponsored agencies	$130,966	$1,680	$-	$132,646
State and municipal securities	18,095	330	(123)	18,302
Corporate debt securities	12,209	186	(777)	11,618
Mortgage-backed securities	200,128	5,332	(132)	205,328

Total debt securities	$361,398	$7,528	$(1,032)	$367,894

December 31, 2007:
U. S. Government sponsored agencies	$69,562	$366	$(5)	$69,923
State and municipal securities	18,232	181	(93)	18,320
Corporate debt securities	9,812	37	(351)	9,498
Mortgage-backed securities	190,896	1,281	(536)	191,641

Total debt securities	$288,502	$1,865	$(985)	$289,382

The amortized cost and fair value of debt securities available for sale as of December 31, 2008 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$55,559	$55,739
Due from one year to five years	57,717	58,492
Due from five to ten years	36,583	37,471
Due after ten years	11,411	10,864
Mortgage-backed securities	200,128	205,328

	$361,398	$367,894

Securities with a carrying value of approximately $260,799,000 and $247,190,000 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	SECURITIES (Continued)

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2008	2007	2006
	(Dollars in Thousands)

Gross gains on sales of securities	$329	$26	$-

Gross losses on sales of securities	(13)	(323)	(308)

Net realized gains (losses) on sales of securities available for sale	$316	$(297)	$(308)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2008 and 2007.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2008:
U. S. Government sponsored agencies	$-	$-	$-	$-	$-	$-
State and municipal securities	3,715	(80)	981	(43)	4,696	(123)
Corporate debt securities	2,178	(777)	-	-	2,178	(777)
Mortgage-backed securities	7,264	(83)	2,408	(49)	9,672	(132)

Total temporarily impaired securities	$13,157	$(940)	$3,389	$(92)	$16,546	$(1,032)

December 31, 2007:
U. S. Government sponsored agencies	$-	$-	$-	$-	$-	$-
State and municipal securities	2,466	(17)	3,012	(81)	5,478	(98)
Corporate debt securities	5,910	(334)	1,494	(17)	7,404	(351)
Mortgage-backed securities	29,214	(37)	37,902	(499)	67,116	(536)

Total temporarily impaired securities	$37,590	$(388)	$42,408	$(597)	$79,998	$(985)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Management believes that each investment poses minimal credit risk and that the Company has the intent and ability to hold to maturity. Therefore, at December 31, 2008, these investments are not considered impaired on an other-than-temporary basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)
Commercial, financial and agricultural	$200,421	$205,141
Real estate – residential	189,203	157,334
Real estate – commercial and farmland	1,070,483	996,517
Real estate – construction and development	162,887	174,576
Consumer installment	64,707	69,099
Other	8,076	11,381

	1,695,777	1,614,048
Allowance for loan losses	39,652	27,640

Loans, net	$1,656,125	$1,586,408

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)

Impaired loans	$65,414	$18,468	$6,834

Valuation allowance related to impaired loans	$9,078	$2,978	$1,034

Average investment in impaired loans	$40,940	$16,247	$8,181

Interest income recognized on impaired loans	$323	$314	$15

Foregone interest income on impaired loans	$4,643	$1,340	$404

Loans on nonaccrual status amounted to approximately $65.4 million, $18.5 million and $6.8 million at December 31, 2008, 2007 and 2006, respectively. There were no material amounts of loans past due ninety days or more and still accruing interest at December 31, 2008, 2007 or 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 are as follows:

	December 31,
	2008	2007	2006
	(Dollars in Thousands)

Balance, beginning of year	$27,640	$24,863	$22,294
Provision for loan losses	35,030	11,321	2,837
Loans charged off	(24,340)	(10,418)	(3,198)
Recoveries of loans previously charged off	1,322	1,874	1,906
Acquired loan loss reserve	-	-	1,024

Balance, end of year	$39,652	$27,640	$24,863

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Company policy provides for no loans to executive officers. Changes in related party loans are summarized as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)

Balance, beginning of year	$6,246	$5,912
Advances	282	864
Repayments	(205)	(1,176)
Transactions due to changes in related parties	1,951	646

Balance, end of year	$8,274	$6,246

The Bank makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in Georgia, northern Florida, Alabama and South Carolina. A substantial portion of the customers’ abilities to honor their contracts is dependent on the business economy in the geographical area served by the Bank.

A substantial portion of the Company’s loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate conditions in the Company’s primary market area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)

Land	$20,231	$13,966
Buildings	43,350	36,947
Furniture and equipment	26,307	22,482
Construction in progress	8,067	15,048

	97,955	88,443
Accumulated depreciation	(31,848)	(29,311)

	$66,107	$59,132

Estimated costs to complete construction projects under progress were $3.8 million and $9.6 million at December 31, 2008 and 2007, respectively. Depreciation expense was $3.4 million, $3.1 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Leases

The Company has a non-cancellable operating lease on its operations center with a former Chairman of the Board. The lease has an initial term of five years with one five year renewal option.

The Company has various operating leases with unrelated parties on twelve banking offices. Generally, these leases are on smaller locations with initial lease terms under ten years with up to two renewal options.

Rental expense amounted to approximately $813,000, $335,000 and $147,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The total rental expense increased $478,000 from 2007, of which, approximately $55,000 is related to the acceleration of lease payments on two non-cancellable leases. Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows:

2009	$534,785
2010	386,923
2011	278,747
2012	217,395
2013	174,000
Thereafter	174,000

$1,765,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2008		As of December 31, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in Thousands)

Amortized intangible assets
Core deposit premiums	$14,430	$10,799	$14,430	$9,628

The aggregate amortization expense for intangible assets was approximately $1,170,000, $1,297,000 and $1,107,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The estimated amortization expense for each of the next five years is as follows:

2009	$584,000
2010	547,000
2011	547,000
2012	493,000
2013	493,000
Thereafter	967,000

$3,631,000

Changes in the carrying amount of goodwill are as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$54,813	$54,365
Adjustment of previously acquired goodwill based on final allocations	-	448

Ending balance	$54,813	$54,813

NOTE 7.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $677.8 million and $522.9 million, respectively. The scheduled maturities of time deposits at December 31, 2008 are as follows:

(Dollars in Thousands)

2009	$1,030,413
2010	40,115
2011	40,932
2012	16,524
2013	7,288
Thereafter	6

$1,135,278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	DEPOSITS (Continued)

The Company had brokered deposits of $195.3 million and $128.0 million at December 31, 2008 and 2007. The scheduled maturities of brokered deposits at December 31, 2008 and their weighted average costs are as follows:

	Balance	Wgt Avg Cost
	(Dollars in Thousands)
2009	$146,335	3.78%
2010	3,000	4.09
2011	30,461	4.35
2012	10,581	4.69
2013	4,945	4.49

	$195,322	3.94%

NOTE 8.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2008 and 2007 were $27.4 million and $14.7 million, respectively.

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

Aggregate expense under the plan charged to operations during 2008, 2007 and 2006 amounted to $1.6 million, $1.3 million and $1.4 million, respectively.

NOTE 10.	DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $2.1 million at December 31, 2008 and 2007, is included in other assets. Accrued deferred compensation of $1.3 million at December 31, 2008 and 2007, is included in other liabilities. Aggregate compensation expense under the plans was $95,000, $119,000 and $112,000 for 2008, 2007 and 2006, respectively, and is included in other operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2008	2007
	(Dollars in Thousands)

Advances under revolving credit agreement with a regional bank with interest at thirty day LIBOR plus 1.35% (3.25% at December 31, 2008) due in December 2009, secured by subsidiary bank stock.	$5,000	$5,000

Advances from the FHLB with adjustable interest at three month LIBOR plus 0.32% (1.74% at December 31, 2008) maturing August 2009.	65,000	65,000

Advance from Federal Home Loan Bank with a fixed interest rate of 3.64%, matured September 2008.	0	1,000

Advances from Federal Home Loan Bank with interest at fixed rates (weighted average rate of 6.12%) convertible to a variable rate at the option of the lender, due at various dates through May 2010.	2,000	19,500

	$72,000	$90,500

The advances from Federal Home Loan Bank are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2008, $70.3 million was available for borrowing on lines with the FHLB.

Other borrowings at December 31, 2008 have maturities in future years as follows:

(Dollars in Thousands)

2009	$70,000
2010	2,000

$72,000

As of December 31, 2008, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $55 million. The Company also maintained a line of credit with a financial institution to borrow up to $20 million, with interest indexed by LIBOR, adjusted monthly. As of December 31, 2008, there was $15 million available for borrowing. The Company also participates in the Federal Reserve discount window borrowings.

NOTE 12.	PREFERRED STOCK

On November 21, 2008, Ameris sold 52,000 shares of preferred stock with a warrant to purchase 679,443 shares of the Company’s common stock, to the U. S. Treasury under the Treasury’s Capital Purchase Program. The proceeds from the sale of $52 million were allocated between the preferred stock and the warrant based on their relative fair values at the time of the sale. Of the $52 million in proceeds, $48.98 million was allocated to the preferred stock and $3.02 million was allocated to the warrant. The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a 5 year period applying a level yield.

The preferred stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred stock is redeemable at any time at $1,000 per share plus any accrued and unpaid dividends with the consent of the Company’s primary federal regulator.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)

Current	$2,597	$8,822	$11,425
Deferred	(4,650)	(1,522)	(296)

	$(2,053)	$7,300	$11,129

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)

Tax at federal income tax rate	$(2,030)	$7,859	$11,640
Increase (decrease) resulting from:
Tax-exempt interest	(364)	(403)	(318)
Other	341	(156)	(193)

Provision for income taxes	$(2,053)	$7,300	$11,129

Net deferred income tax assets of $7,498,000 and $5,535,000 at December 31, 2008 and 2007, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)

Deferred tax assets:
Loan loss reserves	$13,862	$9,306
Deferred compensation	355	372
Stock based compensation	-	41
Nonaccrual interest	411	253
Net operating loss carryforward	-	90
Other real estate owned	349	221
Capitalized costs and deferred gains	243	216

	15,220	10,499

Deferred tax liabilities:
Depreciation and amortization	3,231	2,560
Intangible assets	985	1,733
Stock based compensation	148	-
Unrealized gain on securities available for sale	2,209	299
Unrealized gain on cash flow hedge	1,149	372

	7,722	4,964

Net deferred tax assets	$7,498	$5,535

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of Trust Preferred Securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (4.23% at December 31, 2008) through a pool sponsored by a national brokerage firm. The Trust Preferred Securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April, 2009. There are certain circumstances (as described in the Trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2008 was $5,000,000. The aggregate principal amount of Debentures outstanding was $5,155,000.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related Debentures bear interest at 3-Month LIBOR plus 1.63% (3.06% at December 31, 2008). Distributions on the trust preferred securities are paid quarterly, with interest on the Debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011.

Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s Consolidated Financial Statements. However, the subordinated debentures issued by the Company and purchased by the trusts remain on the Consolidated Balance Sheet. In addition, the related interest expense continues to be included in the Consolidated Statement of Operations. For regulatory capital purposes, the Trust Securities qualify as a component of Tier 1 Capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	STOCK-BASED COMPENSATION

The Company awards its employees various forms of stock-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 1,785,000 subject to adjustment in certain circumstances to prevent dilution.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five year period and have a 10 year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

As of December 31, 2008, the Company has outstanding a total of 16,100 restricted shares granted under the plans as compensation to certain employees. These shares carry dividend and voting rights. Sale of these shares is restricted prior to the date of vesting, which is three to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2008, certain performance based grants with different vesting structures failed to vest and the Company reversed amounts previously expensed amounting to $431,000. In 2007 and 2006, compensation expense related to these grants was $651,000 and $484,000, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. Stock-based compensation expense related to stock options was $334,000, $444,000 and $339,000 for 2008, 2007 and 2006, respectively.

The weighted-average grant date fair value of non-performance based options granted during 2008 was $3.40 per share. No non-performance based options were issued during 2007 or 2006. As of December 31, 2008, there was $280,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements for non-performance-based options. That cost is expected to be recognized over a weighted-average period of approximately 2 years. The total intrinsic value of those shares vested during the year ended December 31, 2008 and 2007 was $69,000 and $365,000, respectively.

A summary of the activity of non-performance based and performance based options as of December 31, 2008 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)

Under option, beginning of year	232,581	$12.83			424,750	$20.80

Granted	109,300	15.13			10,000	13.85

Exercised	(28,943)	11.55			-	-

Forfeited	(25,688)	14.14			(67,000)	20.26

Under option, end of year	287,250	$13.72	5.33	$242	368,750	$20.71	7.56	$-

Exercisable at end of year	154,407	$11.37	3.83	$242	101,700	$20.26	7.25	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	STOCK-BASED COMPENSATION (Continued)

Additional information pertaining to non-performance based options outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$8.25 – 9.33	74,950	1.35	$8.69	74,950	$8.69
$11.04 – 16.88	212,300	6.74	$14.45	79,457	$13.89

	287,250			154,407

The weighted-average grant date fair value of options granted during the years was $3.01, $5.53 and $3.48 during 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $371,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance-based options. That cost is expected to be recognized over a weighted-average period of approximately 3.22 years.

Additional information pertaining to performance-based options outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$13.85 – 20.12	138,500	6.69	$17.78	53,500	$18.12
$20.76 – 28.53	230,250	8.08	$22.47	48,200	$22.64

	368,750			101,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	STOCK-BASED COMPENSATION (Continued)

The fair value of each stock-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,
	2008	2007	2006

Dividend yield	3.69-4.61%	1.99-2.52%	1.96-2.70%
Expected life	8 years	8 years	8 years
Expected volatility	27.10-32.80%	18.09-25.02%	16.51-20.28%
Risk-free interest rate	3.57-3.88%	4.59-5.20%	4.45-5.12%

A summary of the status of the Company’s restricted stock awards as of December 31, 2008 and changes during the year then ended is presented below:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested shares at January 1, 2008	53,430	$20.83
Granted	—	—
Vested	(4,000)	20.84
Forfeited	(33,330)	19.99

Nonvested shares at December 31, 2008	16,100	$22.57

The balance of unearned compensation related to restricted stock grants as of December 31, 2008 and 2007 was approximately $223,000 and $451,000 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2006, the Company entered into derivative instruments to minimize the volatility in its net interest margin due to a reduction in the prime rate and the resulting effect on interest income from its variable rate loan portfolio. The Company purchased two $35 million notional amount, 3 and 5-year, 7% prime rate floor contracts to hedge against the exposure to the cash flow of these variable rate loans. The premium paid for these contracts was $497,000. These contracts are classified as cash flow hedges of an exposure to changes in the cash flow of a recognized asset. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2008, the hedge is deemed to be highly effective.

	Notional Amount	Rate of Floor	Index	Fair Value December 31, 2008	Fair Value December 31, 2007

Cash flow hedges:
Floor - 5 year	$35,000,000	7%	Prime	$2,825,000	$1,144,000
Floor - 3 year	35,000,000	7%	Prime	872,000	396,000

	$70,000,000			$3,697,000	$1,540,000

NOTE 17.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)

Commitments to extend credit	$159,114	$177,410
Financial standby letters of credit	6,358	7,426

	$165,472	$184,836

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

Loan Commitments (Continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2008 and 2007.

At December 31, 2008, the Company had guaranteed the debt of certain officers’ liabilities at another financial institution totaling approximately $514,000. These guarantees represent the available credit line of those certain officers for the purchase of Company stock. Any stock purchased under this program will be assigned to the Company and held in safekeeping. The Company has not been required to perform on any of these guarantees for the year ended December 31, 2008.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2008, no amounts of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008	(Dollars in Thousands)
Total Capital to Risk Weighted Assets
Consolidated	$238,069	13.25%	$143,740	8.00%		---N/A---
Ameris Bank	$188,594	10.41%	$144,933	8.00%	$181,166	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$215,400	11.99%	$71,860	4.00%		---N/A---
Ameris Bank	$165,748	9.15%	$72,458	4.00%	$108,687	6.00%
Tier I Capital to Average Assets:
Consolidated	$215,400	9.42%	$91,465	4.00%		---N/A---
Ameris Bank	$165,748	7.25%	$91,447	4.00%	$114,309	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007	(Dollars in Thousands)
Total Capital to Risk Weighted Assets
Consolidated	$191,950	11.59%	$132,525	8.00%		---N/A---
Ameris Bank	$193,220	11.68%	$133,343	8.00%	$166,679	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$171,331	10.34%	$66,263	4.00%		---N/A---
Ameris Bank	$172,630	10.44%	$66,172	4.00%	$99,258	6.00%
Tier I Capital to Average Assets:
Consolidated	$171,331	8.39%	$81,719	4.00%		---N/A---
Ameris Bank	$172,630	8.47%	$81,566	4.00%	$101,958	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the period. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Additionally, in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), certain financial instruments and all nonfinancial instruments are excluded from its disclosure requirements. SFAS 107 requires the disclosure of information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows are significantly affected by the estimates of future cash flows and discount rates. The following disclosures are not a calculation of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments and other accounts recorded based on their fair value:

Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold: The carrying amount of cash, due from banks and interest-bearing deposits in banks and federal funds sold approximates fair value.

Securities Available For Sale: The fair value of securities available for sale is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities. Fair value of securities is based on available quoted market prices.

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled. The fair value of impaired loans is determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and generally results in a specific reserve established through a charge to the provision for loan losses. Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed. Management has determined that the majority of impaired loans are Level 2 assets due to the extensive use of market appraisals. To the extent that market appraisals or other methods do not produce reliable determinations of fair value, these assets are deemed to be Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposits approximates fair value. The fair value of fixed-rate certificates of deposits is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Repurchase Agreements and/or Other Borrowings: The carrying amount of variable rate borrowings and securities sold under repurchase agreements approximates fair value. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

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

Derivatives – The Company’s current hedging strategies involve utilizing interest rate floors. The fair value of derivatives is recognized as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. As of December 31, 2008, the Company had cash flow hedges with a notional amount of $70 million for the purpose of converting floating rate assets to fixed rate.

Other Real Estate Owned – The fair value of other real estate owned (“OREO”) is determined using certified appraisals that value the property at its highest and best uses by applying traditional valuation methods common to the industry. The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale. Management has determined that in most cases the valuation method for other real estate produces reliable estimates of fair value and has classified these assets as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall as of December 31, 2008:

	Fair Value Measurements on a Recurring Basis As of December 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Securities available for sale	$367,894	$5,031	$360,863	$2,000
Derivative financial instruments	3,697	-	3,697	-

Total recurring assets at fair value	$371,591	$5,031	$364,560	$2,000

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$65,414	$		$64,027	$1,387
Other real estate owned	4,742			4,742

Total nonrecurring assets at fair value	$70,156		$-	$68,769	$1,387

NOTE 19.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Below is the Company’s reconciliation of Level 3 assets as of December 31, 2008. Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Impaired Loans
	(Dollars in Thousands)
Beginning balance, January 1, 2008	$1,000	$-
Total gains/(losses) included in net income	-	-
Purchases, sales, issuances, and settlements, net	1,000	-
Transfers in or out of Level 3	-	1,387

Ending balance, December 31, 2008	$2,000	$1,387

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,656,125	$1,671,499	$1,586,408	$1,592,465

Financial liabilities:
Deposits	2,013,525	2,019,964	1,757,265	1,760,069
Other borrowings	72,000	71,545	90,500	89,558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(Dollars in Thousands)

	2008	2007

Assets
Cash and due from banks	$51,656	$2,809
Investment in subsidiaries	230,708	233,548
Other assets	5,833	4,758

Total assets	$288,197	$241,115

Liabilities
Other borrowings	$5,000	$5,000
Other liabilities	1,569	2,597
Subordinated deferrable interest debentures	42,269	42,269

Total liabilities	48,838	49,866

Stockholders’ equity	239,359	191,249

Total liabilities and stockholders’ equity	$288,197	$241,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006

Income
Dividends from subsidiaries	$5,700	$9,000	$6,840
Fee income from subsidiaries	-	-	2,777
Other income	130	277	3,386

Total income	5,830	9,277	13,003

Expense
Interest	2,404	3,534	4,122
Other expense	(87)	1,255	2,668

Total expense	2,317	4,789	6,790

Income before income tax benefits and equity in undistributed earnings of subsidiaries	3,513	4,488	6,213

Income tax benefits	626	1,526	175

Income before equity in undistributed earnings of subsidiaries	4,139	6,014	6,388

Equity in undistributed earnings (loss) of subsidiaries	(8,055)	9,139	15,740

Net (loss)/ income	$(3,916)	$15,153	$22,128

Preferred stock dividend	328	-	-

Net income available to common shareholders	$(4,244)	$15,153	$22,128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006
OPERATING ACTIVITIES
Net (loss)/income	$(3,916)	$15,153	$22,128

Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Stock-based compensation expense	(97)	1,095	823
Undistributed (earnings)/losses of subsidiaries	8,055	(9,139)	(15,740)
Increase (decrease) in interest payable	(37)	106	(106)
Increase in tax receivable	(1,373)	(1,658)	(177)
Provision for deferred taxes	176	61	201
Accretion of discount on preferred stock	53	-	-
(Increase) decrease in due from subsidiaries	(122)	(40)	166
Other operating activities	(1,053)	(2,071)	1,336

Total adjustments	5,602	(11,646)	(13,497)

Net cash provided by operating activities	1,686	3,507	8,631

INVESTING ACTIVITIES
Purchases of premises and equipment	-	-	(3)
Proceeds from sale of fixed assets	-	-	3,884
Net cash paid for acquisitions	-	-	(5,120)

Net cash used in investing activities	-	-	(1,239)

FINANCING ACTIVITIES
Proceeds from subordinated debentures, net	-	-	1,547
Purchase of treasury shares	(18)	(176)	(112)
Proceeds allocated to issuance of preferred stock	48,975	-	-
Proceeds allocated to issuance of warrant	3,025	-	-
Dividends paid on common stock	(5,155)	(7,510)	(7,288)
Proceeds from exercise of stock options	334	176	408

Net cash used in financing activities	47,161	(7,510)	(5,445)

Net increase (decrease) in cash and due from banks	48,847	(4,003)	1,947

Cash and due from banks at beginning of year	2,809	6,812	4,865

Cash and due from banks at end of year	$51,656	$2,809	$6,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$2,441	$3,428	$4,224