Form 10-Q
period 2009-05-08
Ameris Bancorp
filed 2009-05-08
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   001-13901

AMERIS BANCORP
(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

310 FIRST STREET, SE, MOULTRIE, GA 31768
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☐ No ☒

There were 13,584,107 shares of Common Stock outstanding as of April 28, 2009.

AMERIS BANCORP

Item 1.	Financial Statements

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$54,758	$66,787	$63,401
Federal funds sold & interest bearing accounts	137,770	144,383	4,389
Investment securities available for sale, at fair value	344,032	367,894	295,801
Other investments	5,702	8,627	8,784

Loans	1,672,923	1,695,777	1,622,437
Less: allowance for loan losses	42,417	39,652	28,094
Loans, net	1,630,506	1,656,125	1,594,343

Premises and equipment, net	65,152	66,107	60,053
Intangible assets, net	3,485	3,631	4,509
Goodwill	54,813	54,813	54,675
Other assets	50,060	38,723	32,288
Total assets	$2,346,278	$2,407,090	$2,118,243

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$207,686	$208,532	$199,692
Interest-bearing	1,820,998	1,804,993	1,584,599
Total deposits	2,028,684	2,013,525	1,784,291
Federal funds purchased & securities sold under agreements to repurchase	18,295	27,416	4,987
Other borrowings	7,000	72,000	74,500
Other liabilities	12,046	12,521	15,888
Subordinated deferrable interest debentures	42,269	42,269	42,269
Total liabilities	2,108,294	2,167,731	1,921,935

Stockholders' Equity
Preferred stock, par value$1; 5,000,000 shares authorized; 52,000 shares issued	49,140	49,028	-
Common stock, par value $1; 30,000,000 shares authorized; 14,915,209, 14,865,703 and 14,886,967 issued	14,915	14,866	14,887
Capital surplus	86,141	86,038	82,920
Retained earnings	91,619	93,696	104,182
Accumulated other comprehensive income	6,956	6,518	5,093
Treasury stock, at cost, 1,331,102, 1,331,102 and 1,330,197 shares	(10,787)	(10,787)	(10,774)
Total stockholders' equity	237,984	239,359	196,308
Total liabilities and stockholders' equity	$2,346,278	$2,407,090	$2,118,243

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest Income
Interest and fees on loans	$25,727	$30,134
Interest on taxable securities	3,657	3,583
Interest on nontaxable securities	167	172
Interest on deposits in other banks and federal funds sold	66	200
Total Interest Income	29,617	34,089

Interest Expense
Interest on deposits	12,155	14,142
Interest on other borrowings	494	1,487
Total Interest Expense	12,649	15,629

Net Interest Income	16,968	18,460
Provision for Loan Losses	7,912	3,200
Net Interest Income After Provision for Loan Losses	9,056	15,260

Noninterest Income
Service charges on deposit accounts	3,035	3,316
Mortgage banking activity	763	869
Other service charges, commissions and fees	63	278
Gain on sale of securities	713	-
Other noninterest income	922	379
Total Noninterest Income	5,496	4,842

Noninterest Expense
Salaries and employee benefits	7,991	8,618
Equipment and occupancy expense	2,158	1,992
Amortization of intangible assets	146	293
Data processing and communication costs	1,627	1,523
Advertising and marketing expense	574	878
Other operating expenses	3,231	2,336
Total Noninterest Expense	15,727	15,640

(Loss)/Income Before Tax (Benefit)/Expense	(1,175)	4,462
Applicable Income Tax (Benefit)/Expense	(539)	1,496
Net (Loss)/Income	(636)	2,966

Preferred Stock Dividends	589	-
Net (Loss)/Income Available to Common Shareholders	$(1,225)	$2,966

Other Comprehensive Income
Net unrealized holding gain arising during period on investment securities available for sale, net of tax	2,762	871
Net unrealized gain on cash flow hedge arising during period, net of tax	789	1,593
Reclassification adjustment for (gains) included in net income, net of tax	(463)	-
Comprehensive Income	$1,863	$5,430

Basic (loss)/earnings per share	$(0.09)	$0.22
Diluted (loss)/earnings per share	$(0.09)	$0.22

Weighted average common shares outstanding:
Basic	13,567	13,497
Diluted	13,567	13,560

Dividends declared per share	$0.05	$0.14

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net Income/(Loss)	$(636)	$2,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	865	741
Net loss on sale or disposal of premises and equipment	(4)	(46)
Net gain/(loss) on sale of other real estate owned	161	(319)
Provision for loan losses	7,912	3,200
Amortization of intangible assets	146	293
Other prepaids, deferrals and accruals, net	1,022	(4,958)
Net cash provided by operating activities	9,466	1,877

Cash Flows From Investing Activities:
Net decrease in federal funds sold & interest bearing deposits	6,612	7,633
Proceeds from maturities of securities available for sale	27,073	36,915
Purchase of securities available for sale	(8,419)	(39,132)
Proceeds from sales of securities available for sale	5,351	-
Net (increase)/decrease in loans	7,084	(8,388)
Proceeds from sales of other real estate owned	934	6,457
Proceeds from sales of premises and equipment	1,647	275
Purchases of premises and equipment	(1,553)	(1,636)
Net cash used in investing activities	38,729	2,124

Cash Flows From Financing Activities:
Net increase in deposits	15,159	27,026
Net decrease in federal funds purchased & securities sold under agreements to repurchase	(9,121)	(9,718)
Net decrease in other borrowings	(65,000)	(16,000)
Dividends paid - preferred stock	(589)	-
Dividends paid – common stock	(679)	(1,898)
Purchase of treasury shares	-	(4)
Proceeds from exercise of stock options	6	190
Net cash provided by financing activities	(60,224)	(404)

Net decrease in cash and due from banks	$(12,029)	$3,597

Cash and due from banks at beginning of period	66,787	59,804

Cash and due from banks at end of period	$54,758	$63,401

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION & ACCOUNTING POLICIES
Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia.  Ameris conducts the majority of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”).  Ameris Bank currently operates 48 branches in Georgia, Alabama, northern Florida and South Carolina.  Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers.  We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards.  Ameris’ board of directors and senior managers establish corporate policy, strategy and administrative policies.  Within Ameris’ established guidelines and policies, each advisory board and senior managers make lending and community specific decisions.  This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain amounts reported for the periods ended March 31, 2008 and December 31, 2008 have been reclassified to conform with the presentation as of March 31, 2009.  These reclassifications had no effect on previously reported net income or stockholders' equity.

Newly Adopted Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires an entity to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133, by requiring the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.

The goal of the Company’s interest rate risk management process is to minimize the volatility in the net interest margin caused by changes in interest rates. Derivative instruments are used to hedge certain assets or liabilities as a part of this process. The Company is required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Under the guidelines of SFAS 133, as amended, all derivative instruments are required to be carried at fair value on the balance sheet.

NOTE 1 – BASIS OF PRESENTATION & ACCOUNTING POLICIES (Continued)

The Company’s current hedging strategies involve utilizing interest rate floors and swaps classified as Cash Flow Hedges.  Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index.  When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge.  The fair value of derivatives is recognized as assets or liabilities in the financial statements.  The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception.  The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income.  The change in fair value of the ineffective portion of cash flow hedges would be reflected in the statement of income.

At March 31, 2009, the Company had cash flow hedges with notional amounts totaling $107.1 million for the purpose of managing interest rate sensitivity.  These cash flow hedges included a LIBOR rate swap under which it pays a fixed rate and receives a variable rate.  In addition, the Company utilizes Prime interest rate floor contracts for the purpose of converting floating rate assets to fixed rate.    No hedge ineffectiveness from cash flow hedges was recognized in the statement of income.  All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

The following table presents the interest rate derivative contracts outstanding at March 31, 2009.

Type (Maturity)	Notional Amount	Rate Received /Floor Rate	Rate Paid	Fair Value
	(Dollars in Thousands)
LIBOR Swap (12/15/2018)	$37,114	2.95%	4.15%	$856
Total Swaps:	37,114	2.95	4.15	856

Prime Interest Rate Floor (08/15/09)	35,000	7.00	-	555
Prime Interest Rate Floor (08/15/11)	35,000	7.00	-	2,793
Total Floors:	70,000	7.00%	-%	3,348

Total Derivative Contracts:	$107,114			$4,204

NOTE 1 – BASIS OF PRESENTATION & ACCOUNTING POLICIES (Continued)

Fair Value Measurements
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”), describes three levels of inputs that may be used to measure fair value:

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

Securities Available For Sale:  The fair value of securities available for sale is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.  Fair value of securities is based on available quoted market prices.  Federal Home Loan Bank (“FHLB”) stock is included in other investment securities at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

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

NOTE 1 – BASIS OF PRESENTATION & ACCOUNTING POLICIES (Continued)

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

Derivatives: The Company’s current hedging strategies involve utilizing interest rate floors. The fair value of derivatives is recognized as assets or liabilities in the financial statements.  The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception and ongoing tests of effectiveness.  As of March 31, 2009, the Company had cash flow hedges with a notional amount of $107.1 million.

Other Real Estate Owned: The fair value of other real estate owned ("OREO") is determined using certified appraisals that value the property at its highest and best uses by applying traditional valuation methods common to the industry.  The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale.  Management has determined that in most cases the valuation method for other real estate produces reliable estimates of fair value and has classified these assets as Level 2.

NOTE 1 – BASIS OF PRESENTATION & ACCOUNTING POLICIES (Continued)

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall as of March 31, 2009.

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Securities available for sale	$344,032	$-	$342,032	$2,000
Derivative financial instruments	4,204	-	4,204	-
Total recurring assets at fair value	$348,236	$-	$346,236	$2,000

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the SFAS 157 valuation hierarchy.

	Fair Value Measurements on a Nonrecurring Basis
	As of March 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$63,908	$-	$62,815	$1,093
Other real estate owned	14,271	-	14,271	-
Total nonrecurring assets at fair value	$78,179	$-	$77,086	$1,093

Pursuant to SFAS 157, below is the Company’s reconciliation of Level 3 assets as of March 31, 2009.  Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Impaired Loans
Beginning balance January 1, 2009	$2,000	$1,387
Total gains/(losses) included in net income	-	-
Purchases, sales, issuances, and settlements, net	-	(294)
Transfers in or out of Level 3	-	-
Ending balance March 31, 2009	$2,000	$1,093

NOTE 2 – INVESTMENT SECURITIES

Ameris’ investment policy blends the needs of the Company’s liquidity and interest rate risk with its desire to improve income and provide funds for expected growth in loans.  The investment securities portfolio primarily consists of U.S Government sponsored mortgage-backed securities and agencies, state and municipal securities and corporate debt securities.  Ameris’ portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited.  For a small portion of Ameris’ portfolio that has been found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2009, December 31, 2008 and March 31, 2008 are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)

March 31, 2009:
U. S. Government sponsored agencies	$122,382	$1,258	$-	$123,640
State and municipal securities	17,998	368	(125)	18,241
Corporate debt securities	12,197	52	(1,399)	10,850
Mortgage-backed securities	184,828	6,630	(157)	191,301
Total debt securities	$337,405	$8,308	$(1,681)	$344,032

December 31, 2008:
U. S. Government sponsored agencies	$130,966	$1,680	$-	$132,646
State and municipal securities	18,095	330	(123)	18,302
Corporate debt securities	12,209	186	(777)	11,618
Mortgage-backed securities	200,128	5,332	(132)	205,328
Total securities	$361,398	$7,528	$(1,032)	$367,894

March 31, 2008:
U. S. Government sponsored agencies	$46,665	$1,169	$-	$47,834
State and municipal securities	18,967	406	(47)	19,326
Corporate debt securities	11,733	135	(177)	11,691
Mortgage-backed securities	213,438	3,603	(91)	216,950
Total securities	$290,803	5,313	(315)	295,801

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

(Dollars in Thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Commercial, financial & agricultural	$183,860	$200,421	$218,964
Real estate – residential	189,069	189,203	156,014
Real estate – commercial & farmland	1,077,044	1,070,483	1,002,849
Real estate – construction & development	151,539	162,887	172,600
Consumer installment	62,176	64,707	68,459
Other	9,235	8,076	3,551
	$1,672,923	$1,695,777	$1,622,437

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended March 31, 2009, for the year ended December 31, 2008 and for the three months ended March 31, 2008 is as follows:

(Dollars in Thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Balance, January 1	$39,652	$27,640	$27,640
Provision for loan losses charged to expense	7,912	35,030	3,200
Loans charged off	(5,521)	(24,340)	(2,945)
Recoveries of loans previously charged off	374	1,322	199
Ending balance	$42,417	$39,652	$28,094

The following is a summary of information pertaining to impaired loans for the three months ended March 31, 2009 and the twelve months December 31, 2008:

(Dollars in Thousands)	March 31, 2009	December 31, 2008
Impaired loans	$63,908	$65,414
Valuation allowance related to impaired loans	$10,019	$9,078
Average investment in impaired loans	$64,661	$40,940
Interest income recognized on impaired loans	$59	$323
Foregone interest income on impaired loans	$751	$4,643

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

The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. On an annual basis, the Company engages an independent party to review business strategies as well as current and forecasted levels of earnings and capital.  The most recent study, completed in the fourth quarter of 2008, found no impairment in the carrying value of goodwill.

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Due to the net loss reported at the end of the quarter ended March 31, 2009, the Company has excluded the effects of options as these would have been anti-dilutive. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended March 31,
	2009	2008
	(share data in thousands)
Basic shares outstanding	13,527	13,497
Plus: Dilutive effect of ISOs	-	49
Plus: Dilutive effect of Restricted Grants	-	14
Diluted shares outstanding	13,527	13,560

NOTE 7 – OTHER BORROWINGS

The Company has certain borrowing arrangements with various financial institutions that are used in the Company’s operations primarily to fund growth in earning assets when appropriate spreads can be realized.  At March 31, 2009, total other borrowings amounted to $7.0 million compared to $74.5 million at March 31, 2008.  During the quarter, the Company reduced borrowings with the FHLB by $67.5 million.  The reduction was made possible by the Company’s growth in total deposits over the last several quarters.  At March 31, 2009, $2.0 million of the other borrowings consisted of borrowings with the FHLB of Atlanta.

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

The following represent the Company’s commitments to extend credit and standby letters of credit:

(Dollars in Thousands)	March 31, 2009	March 31, 2008

Commitments to extend credit	$141,233	$187,125

Standby letters of credit	$4,285	$6,804

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	2009	2008
(in thousands, except share	First	Fourth	Third	Second	First
data, taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter
Results of Operations:
Net interest income	$16,968	$15,972	$19,177	$19,056	$18,460
Net interest income (tax equivalent)	17,126	15,991	19,691	19,514	18,814
Provision for loan losses	7,912	19,890	8,220	3,720	3,200
Non-interest income	5,496	4,393	4,639	5,313	4,842
Non-interest expense	15,727	16,428	14,761	15,962	15,640
Provision for income tax (benefit)/expense	(539)	(5,556)	469	1,538	1,496
Preferred stock dividends	589	328	-	-	-
Net (loss)/income available to common shareholders	(1,225)	(10,725)	366	3,149	2,966
Selected Average Balances:
Loans, net of unearned income	$1,683,615	$1,703,137	$1,698,024	$1,650,781	$1,617,991
Investment securities	359,754	328,956	287,973	296,597	281,756
Earning assets	2,166,624	2,174,387	2,018,807	1,976,321	1,933,179
Assets	2,346,958	2,354,142	2,192,501	2,141,940	2,115,561
Deposits	2,002,534	1,987,840	1,792,821	1,764,067	1,748,961
Common shareholders’ equity	190,395	192,479	186,541	192,605	193,971
Period-End Balances:
Loans, net of unearned income	$1,672,923	$1,695,777	$1,710,109	$1,678,147	$1,622,437
Earning assets	2,160,427	2,216,681	2,083,193	2,019,525	1,931,411
Total assets	2,346,278	2,407,090	2,257,643	2,193,021	2,118,243
Deposits	2,028,684	2,013,525	1,806,339	1,770,861	1,784,291
Common shareholders’ equity	188,844	190,331	193,344	192,555	196,308
Per Common Share Data:
Earnings per share - Basic	$(0.09)	$(0.79)	$0.03	$0.23	$0.22
Earnings per share - Diluted	(0.09)	(0.79)	0.03	0.23	0.22
Book value per share	13.90	14.06	14.25	14.2	14.48
End of period shares outstanding	13,584,107	13,534,601	13,564,032	13,564,032	13,556,770
Weighted average shares outstanding
Basic	13,527,437	13,532,521	13,515,767	13,510,907	13,497,344
Diluted	13,527,437	13,532,521	13,543,612	13,563,032	13,559,761
Market Data:
High closing price	$11.73	$14.21	$15.02	$16.26	$16.41
Low closing price	3.66	7.19	7.79	8.70	12.49
Closing price for quarter	4.71	11.85	14.85	8.70	16.06
Average daily trading volume	31,931	31,527	43,464	62,739	61,780
Cash dividends per share	0.05	0.05	0.05	0.14	0.14
Price to earnings	N/M	N/M	N/M	9.45	18.25
Price to book value	0.34	0.84	1.04	0.61	1.11
Performance Ratios:
Return on average assets	(0.21% )	(1.81% )	0.07%	0.59%	0.56%
Return on average common equity	(2.61% )	(22.17% )	0.78%	6.58%	6.15%
Average loan to average deposits	84.07%	85.67%	94.71%	93.58%	92.51%
Average equity to average assets	8.11%	8.18%	8.51%	8.99%	9.27%
Net interest margin (tax equivalent)	3.21%	2.92%	3.87%	3.96%	3.91%
Efficiency ratio	70.01%	80.67%	61.98%	65.50%	67.12%

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2009 as compared to December 31, 2008 and operating results for the three-month period ended March 31, 2008.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Consolidated Earnings and Profitability
Ameris reported a net loss available to common shareholders of $1.2 million, or $0.09 per diluted share, for the quarter ended March 31, 2009, compared to net income for the same quarter in 2008 of $3.0 million, or $0.22 per share.  The Company’s return on average assets and average shareholders’ equity declined in the first quarter of 2009 to (0.21%) and (2.61%), respectively, compared to 0.56% and 6.15% in the first quarter of 2008.  The decline in earnings and profitability during the quarter was principally due to higher levels of loan loss provisions, lower net interest margins and costs associated with problem assets.

Net Interest Income and Margins
On a tax equivalent basis, net interest income for the first quarter of 2009 was $17.1 million, a decrease of 9.0% compared to the same quarter in 2008.  The Company’s net interest margin fell during the first quarter of 2009 to 3.21% compared to 3.91% during the same quarter in 2008.  The margin was negatively impacted by the lower interest rate environment which caused loan yields to fall commensurately with national rate indices.  Normally, the company would offset these declines in asset yields and interest income with lower deposit costs but intense competition for local deposits have kept deposit yields unusually high.

Total interest income during the first quarter of 2009 was $29.6 million compared to $34.1 million in the same quarter of 2008.  Yields on earning assets fell 22.3% to 5.57% compared to 7.17% reported in the first quarter of 2008. During the quarter, loan yields decreased when compared to the first quarter of 2008 due mostly to the lower interest rate environment that materialized late in 2008.  Although rates are at historical lows, current spreads on loan production in the Bank’s local markets have widened significantly.  Because of these wide spreads, management does not anticipate significant erosion to current loan yields.

Interest expense declined significantly, helping somewhat to offset declines in interest income.  Total interest expense in the first quarter of 2009 amounted to $12.6 million, reflecting a decline of 19.2% from the same quarter in 2008.  Total funding costs declined to 2.45% in the first quarter of 2009 compared to 3.30% at the same time in 2008.  The decline in total funding costs relates to savings realized on both deposit funding and non-deposit funding.  Deposit costs decreased from 3.25% in the first quarter of 2008 to 2.46% in the current quarter of 2009.  Management expects significant savings to be realized in the coming quarters as the Company reprices a substantial part of its time deposits to rates reflecting the current rate environment.  Savings on non-deposit borrowings reflect lower levels of one and three month LIBOR as well as lower outstanding balances.  At the end of the first quarter of 2009, the Company’s total non-deposit funding was 2.88% of total assets compared to 5.75% at the same time in 2008.

Provision for Loan Losses and Credit Quality
The Company’s provision for loan losses during the first quarter amounted to $7.9 million, an increase of $4.7 million over the $3.2 million recorded in the first quarter of 2008.  The increase in the provision for loan losses reflected the trend in the level of non-performing assets.  At the end of the first quarter of 2009, total non-performing assets increased to 4.63% of total loans compared to 2.00% at March 31, 2008.

Net charge-offs on loans during the first quarter of 2009 increased to $5.1 million, compared to $2.7 million in the first quarter of 2008.  For the quarters ended March 31, 2009 and 2008, net charge-offs as a percentage of loans were 1.23% and 0.68% respectively.  The Company’s allowance for loan losses at March 31, 2009 was $42.4 million or 2.54% of total loans, compared to $28.1 million or 1.7% at March 31, 2008.

Noninterest Income
Total non-interest income for the first quarter of 2009 increased 14.5% to $5.5 million from $4.8 million in the first quarter of 2008.  During the first quarter of 2009, the Company sold several positions in its investment portfolio and recognized a gain of approximately $713,000.  In addition, the Company recognized a gain of approximately $543,000 on the early repayment of FHLB advances.  Excluding these gains, non-interest income would have declined in the current quarter by 11.6% to $4.2 million when compared to the same period in 2008.  The majority of the decrease in non-interest income related to declines in service charge revenue where the Company experienced significantly fewer overdrafts. For the first quarter of 2009, total service charges were $3.0 million when compared to $3.3 million in the same quarter of 2008.

Noninterest Expense
Total non-interest expenses for the first quarter of 2009 rose slightly to $15.7 million, compared to $15.6 million at the same time in 2008.  Salaries and benefits declined 7.3% from the year ago period, which reflected a decrease in full time equivalent employees of 5.8%.  Occupancy and equipment expense for the first quarter of 2009 was $2.2 million, representing an increase of 8.4% from the same quarter in 2008, reflecting the cost of several new offices opened during the past few quarters.  Other operating expenses increased $942,000 during the first quarter of 2009 compared to the same quarter in 2008.  Increases in collection expenses and losses on OREO contributed to the increase in other operating expenses as did increases in FDIC premiums and costs associated with dealing with problem loans.

Income taxes
Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2009, the Company reported an income tax benefit of $539,000. This compares to income tax expense of $1.5 million in the same period of 2008.  The Company’s effective tax rate was 45% and 34% for the quarters ended March 31, 2009 and 2008, respectively.  The increase in the Company’s effective tax rate for the period ended March 31, 2009, is primarily related to certain tax benefits that were recognizable despite the current period’s pretax loss.

Securities
Debt securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.  Equity securities, including restricted equity securities, are classified as other investment securities and are recorded at their fair market value.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity.  Therefore, at March 31, 2009, these investments are not considered impaired on an other-than-temporary basis.

Loans and Allowance for Loan Losses
At March 31, 2009, gross loans outstanding were $1.67 billion, an increase of $50.0 million, or 3.1%, over balances at March 31, 2008. Year- over-year growth in the loan portfolio was attributable to a consistent focus on quality loan production and expansion into faster growing markets over the past few years.  When compared to the period ended December 31, 2008, gross loans declined approximately $30 million or 1.8%.  The decline is attributed to Management’s focus on reducing higher risk loans within the Bank’s loan portfolio, specifically construction and development loans, which declined 11.5% from the period ended December 31, 2008.  The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

The Company focuses on the following loan categories: (1) commercial, financial & agricultural, (2) residential real estate, (3) commercial and farmland real estate, (4) construction and development related real estate, and (5) consumer.  The Company’s management has strategically located its branches in south and southeast Georgia, north Florida, southeast Alabama and throughout the state of South Carolina to take advantage of the growth in these areas.

The Company’s risk management processes include a loan review program designed to evaluate the credit risk in the loan portfolio and insure credit grade accuracy.  Through the loan review process, the Company conducts 1) a loan portfolio summary analysis, 2) charge-off and recovery analysis, 3) trends in accruing problem loan analysis, and 4) problem and past due loan analysis.  This analysis process serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses.  Loans classified as “substandard” are loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged.  These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss.  Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged-off.

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

Management believes estimates of the level of allowance for loan losses required have been appropriate and expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.  During the quarter ended December 31, 2008, the Company determined that additional reserves were potentially necessary to compensate for an increasingly negative economic outlook that prompted a few loan relationships to move to non-performing status very quickly. The Company established an unallocated, economic related reserve in the amount of $5 million that represents only that portion of the allowance for loan losses not allocated to specific loans. While the Company is confident in the reserve methodology and its application relative to loan grades assigned to individual credits, management believes it was appropriate and prudent to establish the unallocated, economic oriented reserve component through a charge to the provision for loan losses.

For the three month period ending March 31, 2009, the Company recorded net charge-offs totaling $5.1 million compared to $10.4 million and $2.7 million for the quarters ended December 31, 2008 and March 31, 2008, respectively.  The provision for loan losses for the three months ended March 31, 2009 declined 60.2% to $7.9 from $19.9 million at the end of December 31, 2008.  When compared to the period ending March 31, 2008 the loan loss provision increased $4.7 million.  The allowance for loan losses totaled $42.4 million, or 2.54% of total loans at March 31, 2009, compared to $39.7 million or 2.34% of total loans and $28.1 million, or 1.73% of total loans at December 31, 2008 and March 31, 2008, respectively.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2009, December 31, 2008 and March 31, 2008:

	March 31,	December 31,	March 31,
(Dollars in Thousands)	2009	2008	2008
Balance of allowance for loan losses at beginning of period	$39,652	$30,144	$27,640
Provision charged to operating expense	7,912	19,890	3,200
Charge-offs:
Commercial, financial & agricultural	1,389	1,090	390
Real estate – residential	1,738	1,951	672
Real estate – commercial & farmland	277	1,288	299
Real estate – construction & development	1,930	5,932	1,305
Consumer installment	187	387	279
Other	-	-	-
Total charge-offs	5,521	10,648	2,945
Recoveries:
Commercial, financial & agricultural	82	11	18
Real estate – residential	8	30	25
Real estate – commercial & farmland	230	10	31
Real estate – construction & development	10	27	34
Consumer installment	44	187	90
Other	-	1	1
Total recoveries	374	266	199
Net charge-offs	5,147	10,382	2,746
Balance of allowance for loan losses at end of period	$42,417	$39,652	$28,094
Net annualized charge-offs as a percentage of average loans	1.23%	2.45%	0.68%
Allowance for loan losses as a percentage of loans at end of period	2.54%	2.34%	1.73%

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

In 2008, slowing real estate activity in some of the Company’s markets altered the Company’s risk profile and as a result credit quality deteriorated.  Towards the end of 2008, instability in the market began to diminish, however, liquidity issues remain in place for certain borrowers leading the Bank to take a proactive stance in identifying new problem loans and increasing the pace of loan workouts through renegotiation with borrowers or through foreclosure.  Management believes a shift towards smaller loan transactions in the Banks’ markets will allow us to work through this credit cycle faster than otherwise could have been expected.

For the quarter ended March 31, 2009, nonaccrual or impaired loans totaled $63.9 million, a decrease of approximately $1.5 million (net of charge-offs) since the period ended December 31, 2008.  The decrease in nonaccrual loans is reflective of stabilizing real estate values in certain of the Company’s markets, particularly values of single family residential building lots and raw land.  Total non-performing assets increased $8.0 million during the quarter ending March 31, 2009 when compared to the quarter ending December 31, 2008, to end at $78.2 million.  The increase is attributed to a $9.6 million increase in foreclosed assets which was partially offset by the decline in nonaccrual loans.  Non-performing assets as a percentage of loans and repossessed collateral were 4.63% and 4.13% at March 31, 2009 and December 31, 2008, respectively.

Non-performing assets were as follows:

(Dollars in Thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Total nonaccrual loans	$63,908	$65,414	$26,812
Accruing loans delinquent 90 days or more	2	2	7
Other real estate owned and repossessed collateral	14,271	4,742	5,727
Total non-performing assets	$78,181	$70,158	$32,546

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

As of March 31, 2009, the Company exhibited a concentration in commercial real estate (CRE) loan category based on Federal Reserve Call codes.  The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2009 and December 31, 2008.  The loan categories and concentrations below are based on Federal Reserve Call codes.

(Dollars in Thousands)	March 31, 2009		December 31, 2008
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Construction & development loans	$302,644	18%	$342,160	20%
Multi-family loans	41,096	2%	37,755	2%
Nonfarm non-residential loans	577,167	35%	563,445	33%
Total CRE Loans	$920,907	55%	$943,360	55%
All other loan types	752,016	45%	752,417	45%
Total Loans	$1,672,923	100%	$1,695,777	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company's internal concentration limits as of March 31, 2009 and December 31, 2008.

	Internal	March 31, 2009	December 31, 2008
	Limit	Actual	Actual
Construction & development	150%	162%	181%

Construction & development, multi-family and non-farm non-residential	300%	348%	358%

Other Real Estate Owned
For the three months ended March 31, 2009, the Company sold one foreclosed asset with an aggregate estimated value of $290,000.  The foreclosed asset sold was a nonfarm non-residential property which generally carries higher risks.  During the same period, the Company foreclosed on 44 properties with an aggregate estimated value of $10.6 million.  Approximately 66.0% of the newly foreclosed assets were construction and development properties.

The following is a summary of other real estate activity for the nine month period ending March 31, 2009:

(Dollars in Thousands)

Balance as of December 31, 2008	$4,742
Write-down	(28)
Improvements	59
Loss on sale of foreclosed assets	(161)
Sale of 5 construction & development properties	(139)
Sale of 1 residential properties	(295)
Sale of 1 farmland property	(17)
Sale of 4 non-farm non-residential property	(483)
Foreclosure on 23 construction & development properties	7,038
Foreclosure on 18 residential properties	2,497
Foreclosure on 3 non-farm non-residential property	1,058
Balance as of March 31, 2009	$14,271

 The following is an inventory of other real estate as of March 31, 2009:

(Dollars in Thousands)
		Carrying
	Number	Amount
Construction & Development	35	$9,110
Farmland	2	340
1-4 Residential	25	3,082
Non-Farm Non-Residential	12	1,739
Total Other Real Estate Owned	74	$14,271

Short-Term Investments
The Company’s short-term investments are comprised of federal funds sold and interest bearing balances.  At March 31, 2009, the Company’s short-term investments were $137.8 million, compared to $144.4 million and $4.4 million at December 31, 2008 and March 31, 2008, respectively.  At March 31, 2009, approximately 85.5% of the balance was comprised of interest bearing balances, the majority of which were at the FHLB.

Derivative Instruments and Hedging Activities
As of March 31, 2009, the Company had three cash flow hedges with notional amounts totaling $107.1 million.  The cash flow hedges consisted of two interest rate floors with a total fair value of approximately $3.3 million and $3.2 million as of March 31, 2009 and 2008, respectively.  During the three month period ended March 31, 2009, the Company purchased one LIBOR rate swap with a notional amount of $37.1 million.   As of March 31, 2009, the fair value of the LIBOR swap was approximately $856,000.

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

The FRB, the FDIC and the GDBF have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy.  These standards define and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk.  The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks and to account for off-balance sheet exposure.  The regulatory capital standards are defined by three key measurements.

a)
The “Leverage Ratio” is defined as Tier 1 capital to average assets.  To be considered “adequately capitalized” under this measurement, a bank must maintain a leverage ratio greater than or equal to 4.00%.  For a bank to be considered “well capitalized” a bank must maintain a leverage ratio greater than or equal to 5.00%.

b)
The “Core Capital Ratio” is defined as Tier 1 capital to total risk weighted assets.  To be considered “adequately capitalized” under this measurement, a bank must maintain a core capital ratio greater than or equal to 4.00%.  For a bank to be considered “well capitalized” a bank must maintain a core capital ratio greater than or equal to 6.00%.

c)
The “Total Capital Ratio” is defined as total capital to total risk weighted assets.  To be considered “adequately capitalized” under this measurement, a bank must maintain a total capital ratio greater than or equal to 8.00%.  For a bank to be considered “well capitalized” a bank must maintain a total capital ratio greater than or equal to 10.00%.

As of March 31, 2009, under the regulatory capital standards the Bank was considered “well capitalized” under all capital measurements.   The following table sets forth the Bank’s ratios at March 31, 2009, December 31, 2008 and March 31, 2008.

	March 31, 2009	December 31, 2008	March 31, 2008
Leverage Ratio (tier 1 capital to average assets)	7.27%	7.25%	8.61%
Core Capital Ratio (tier 1 capital to risk weighted assets)	9.79%	9.15%	10.58%
Total Capital Ratio (total capital to risk weighted assets)	11.06%	10.41%	11.84%

Earning Assets and Liabilities
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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			March 31, 2008
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets
Federal funds sold	$33,034	$41	0.50%	$-	$-	0.00%
Interest-bearing deposits with other banks	83,424	25	0.12	23,481	201	3.44
Investment securities-taxable	341,296	3,640	4.33	263,389	3,429	5.24
Investment securities- nontaxable (TE)	18,458	258	5.67	18,367	265	5.80
Other investments	6,797	17	1.01	9,951	140	5.66
Loans, net of unearned income (TE)	1,683,615	25,794	6.21	1,617,991	30,409	7.56
Total interest-earning assets	2,166,624	29,775	5.57%	1,933,179	34,444	7.17%

Noninterest-earning assets	180,334			182,382

Total assets (TE)	$2,346,958			$2,115,561

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$369,774	$966	1.06%	$263,541	$667	1.02%
MMDA	268,946	1,051	1.58	348,671	2,783	3.21
Savings accounts	55,529	105	0.77	54,221	118	0.88
Retail CD’s < $100,000	439,781	3,936	3.63	355,852	4,058	4.59
Retail CD’s > $100,000	474,956	4,594	3.92	395,780	4,751	4.83
Brokered CD’s	189,538	1,503	3.22	139,036	1,765	5.11
Total interest-bearing deposits	1,798,524	12,155	2.74	1,557,101	14,142	3.65

Borrowings
FHLB advances	25,214	(8)	(0.13)	97,162	653	2.70
Subordinated debentures	42,269	436	4.18	42,269	686	6.53
Repurchase agreements	19,233	38	0.80	7,974	33	1.66
Correspondent bank line of credit and fed funds purchased	5,000	28	2.27	9,516	115	4.86
Total borrowings	91,716	494	2.18	156,921	1,487	3.81

Total interest-bearing liabilities	1,890,240	12,649	2.71	1,714,022	15,630	3.67

Noninterest-bearing deposits	204,010			191,860
Other liabilities	13,225			15,708
Stockholders’ equity	239,483			193,971

Total Liabilities and Stockholders’ Equity	$2,346,958			$2,115,561

Net interest income		$17,126			$18,814

Interest rate spread			2.86%			3.50%

Net interest margin			3.21%			3.91%

Recent Developments
On November 21, 2008, the Company, elected to participate in the Capital Purchase Program (“CPP”) established under the Emergency Economic Stabilization Act of 2008 (“EESA”).  Accordingly, on such date, the Company issued and sold to the United States Treasury (“Treasury”), for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the“Preferred Shares”) of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the "Warrant”) to purchase up to 679,443 shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), at an exercise price of $11.48 per share.  The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter, but such dividends will be paid only if, as and when declared by the Company’s Board of Directors.  The Preferred Shares have no maturity date and rank senior to the Common Stock (and pari passu with the Company’s other authorized preferred stock, of which no shares are currently designated or outstanding) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Company at 100% of their liquidation preference, provided that the Preferred Shares by their terms may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (February 15, 2012) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Letter Agreement dated November 21, 2008 between the Company and the Treasury, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein (collectively, the “Purchase Agreement”)) in excess of $13 million and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings.

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

Notwithstanding the foregoing, as amended by the American Recovery and Reinvestment Act of 2009, which became effective on February 17, 2009, EESA now provides that, subject to consultation with the appropriate federal banking agency, the Secretary of the Treasury shall permit a CPP participant to repay assistance previously received from the Treasury without regard to whether such participant has replaced such funds from any other source or to any waiting period.  If any such assistance is repaid, then the Treasury shall also liquidate warrants associated with such assistance at the current market price.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is equal to 20% of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At March 31, 2009 there were $2.0 million in advances outstanding with the Federal Home Loan Bank and there were $5 million in advances outstanding on the Company’s line of credit held with a corresponding bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Investment securities available for sale to total deposits	16.96%	18.27%	15.83%	16.48%	16.58%
Loans (net of unearned income) to total deposits	82.46%	84.22%	94.67%	94.76%	90.93%
Interest-earning assets to total assets	92.08%	92.09%	92.27%	92.09%	91.18%
Interest-bearing deposits to total deposits	89.76%	89.64%	88.98%	88.65%	88.81%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank's liquidity ratios at March 31, 2009 were considered satisfactory.  The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U. S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity.  At March 31, 2009, the Company had two effective interest rate floors with notional amounts totaling $70 million and one effective LIBOR rate swap with a notional amount of $37.1 million.  The floors are hedging specific cash flows associated with certain variable rate loans and have strike rates of 7.00%.  Maturities range from September 2009 to September 2011.  The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the 3-Month LIBOR.  The LIBOR swap matures December 2018.  Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended March 31, 2009, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Nothing to report with respect to the period covered by this Report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIS BANCORP

Date: May 8, 2009

/s/Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President and Chief Financial Officer
(duly authorized signatory and principal accounting officer)

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

10.1
Executive Employment Agreement with Andrew B. Cheney dated as of February 18, 2009 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on February 23, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer