Form 10-K/A
period 2008-12-31
Ameris Bancorp
filed 2009-05-22
CIK 351569

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

310 FIRST ST. SE, MOULTRIE, GEORGIA 31768

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $160.4 million. As of February 10, 2009, the registrant had outstanding 13,573,440 shares of common stock, $1.00 par value per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2008 of Ameris Bancorp (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (the “Original Report”). This Amendment amends and restates Part II, Item 9A of the Original Report to correct a typographical error. Item 9A of the Original Report contained a reference to December 31, 2007 under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” that should have been a reference to December 31, 2008. Except for the foregoing revision, this Amendment does not modify or update any disclosures presented in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures contained in the Original Report which may have been affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original Report was filed. The Original Report, as amended by this Amendment, is referenced to herein as the “Annual Report.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2008.

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

AMERIS BANCORP

Date: May 22, 2009	By:	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

3.9	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Form 8-K filed with the Commission on November 21, 2008.

4.1	Placement Agreement between Ameris Bancorp, Ameris Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. dated September 13, 2006 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.2	Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and First Tennessee Bank National Association dated September 20, 2006 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.3	Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and TWE, Ltd. dated September 20, 2006 (incorporated by reference to Exhibit 4.3 to the Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.4	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.5	Amended and Restated Declaration of Trust between Ameris Bancorp, the Administrators of Ameris Statutory Trust I signatory thereto and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.6	Guarantee Agreement between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.7	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 issued to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the Commission on October 27, 2006).

4.8	Warrant to Purchase 679,443 shares of Common Stock of Ameris Bancorp, issued to the U.S. Department of Treasury November 21, 2008 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp’s Form 8-K filed with the Commission on November 21, 2008).

10.1	Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (incorporated by reference to Exhibit 5.3 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

10.2	Executive Salary Continuation Agreement dated February 14, 1984 (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Annual Report on Form 10-KSB filed with the Commission on March 27, 1989).

10.3	Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.4	Form of Rights Agreement between Ameris Bancorp and SunTrust Bank dated as of February 17, 1998 (incorporated by reference to Exhibit 10.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

10.5	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on Mach 29, 2000).

10.6	Joint Marketing Agreement by and between Ameris Bancorp and MBNA America Bank, N.A. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

10.7	Executive Employment Agreement with Jon S. Edwards dated as of July 1, 2003 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2003).

10.8	Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

10.9	Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003 (incorporated by reference to Exhibit 10.20 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 15, 2004).

10.10	Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.11	Form of 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the Commission on April 18, 2005).

10.12	Executive Employment Agreement with Dennis J. Zember Jr. dated as of May 5, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the Commission on May 11, 2005).

10.13	Executive Employment Agreement with Johnny R. Myers dated as of May 11, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 16, 2005).

10.14	Revolving Credit Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

10.15	Security Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

10.16	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.17	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.18	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the Commission on January 24, 2006).

10.19	Executive Employment Agreement with C. Johnson Hipp, III dated as of September 5, 2006 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on September 8, 2006).

10.20	Executive Employment Agreement with C. Marc J. Bogan dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 6, 2007).

10.21	Executive Employment Agreement with C. Richard Strum dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 6, 2007).

21.1	Schedule of subsidiaries of Ameris Bancorp.*

23.1	Consent of Porter Keadle Moore, LLP.*

23.2	Consent of Mauldin & Jenkins, LLC.*

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Ameris Bancorp’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ameris Bancorp’s Chief Financial Officer.

32.1	Section 1350 Certification by Ameris Bancorp’s Chief Executive Officer.

32.2	Section 1350 Certification by Ameris Bancorp’s Chief Financial Officer.

*	- Previously filed.