Form 10-Q
period 2009-08-07
Ameris Bancorp
filed 2009-08-07
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   001-13901

AMERIS BANCORP
(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

310 FIRST STREET, S.E., MOULTRIE, GA 31768
(Address of principal executive offices)

(229) 890-1111
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer", "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☐ No ☒

There were 13,580,985 shares of Common Stock outstanding as of July 31, 2009.

AMERIS BANCORP

Item 1.	Financial Statements

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$46,773	$66,787	$47,720
Federal funds sold and interest bearing accounts	163,343	144,383	38,125
Investment securities available for sale, at fair value	257,771	366,106	291,813
Other investments	4,441	8,627	9,651

Loans	1,677,045	1,695,777	1,678,147
Less: allowance for loan losses	44,998	39,652	28,660
Loans, net	1,632,047	1,656,125	1,649,487

Premises and equipment, net	67,334	66,107	63,291
Intangible assets, net	3,339	3,631	4,217
Goodwill	54,813	54,813	54,813
Other real estate owned	19,180	4,742	2,222
Other assets	36,204	35,769	31,682
Total assets	$2,285,245	$2,407,090	$2,193,021

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$210,456	$208,532	$200,936
Interest-bearing	1,765,915	1,804,993	1,569,925
Total deposits	1,976,371	2,013,525	1,770,861
Federal funds purchased and securities sold under agreements to repurchase	16,484	27,416	39,795
Other borrowings	7,000	72,000	133,000
Other liabilities	9,967	12,521	14,541
Subordinated deferrable interest debentures	42,269	42,269	42,269
Total liabilities	2,052,091	2,167,731	2,000,466

Stockholders' Equity
Preferred stock, par value$1; 5,000,000 shares authorized; 52,000 shares issued	49,279	49,028	-
Common stock, par value $1; 30,000,000 shares authorized; 14,915,209, 14,865,703 and 14,886,967 issued	14,915	14,866	14,895
Capital surplus	86,286	86,038	83,308
Retained earnings	87,451	93,696	105,430
Accumulated other comprehensive income	6,033	6,518	(291)
Treasury stock, at cost, 1,334,030, 1,331,102 and 1,330,197 shares	(10,810)	(10,787)	(10,787)
Total stockholders' equity	233,154	239,359	192,555
Total liabilities and stockholders' equity	$2,285,245	$2,407,090	$2,193,021
 See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$25,829	$28,339	$51,556	$58,472
Interest on taxable securities	2,906	3,646	6,563	7,228
Interest on nontaxable securities	255	173	422	346
Interest on deposits in other banks and federal funds sold	110	91	176	291
Total Interest Income	29,100	32,249	58,717	66,337

Interest Expense
Interest on deposits	10,030	12,314	22,185	26,456
Interest on other borrowings	531	879	1,025	2,366
Total Interest Expense	10,561	13,193	23,210	28,822

Net Interest Income	18,539	19,056	35,507	37,715
Provision for Loan Losses	9,390	3,720	17,302	6,920
Net Interest Income After Provision for Loan Losses	9,149	15,336	18,205	30,595

Noninterest Income
Service charges on deposit accounts	3,393	3,664	6,428	6,980
Mortgage banking activity	877	855	1,640	1,725
Other service charges, commissions and fees	77	220	140	498
Gain on sale of securities	101	-	814	-
Other noninterest income	148	588	1,070	953
Total Noninterest Income	4,596	5,327	10,092	10,156

Noninterest Expense
Salaries and employee benefits	7,899	8,660	15,890	17,278
Equipment and occupancy expenses	2,224	2,103	4,382	4,095
Amortization of intangible assets	147	293	293	585
Data processing and telecommunications expenses	1,704	1,655	3,331	3,179
Advertising and marketing expenses	439	656	1,013	1,534
Other non-interest expenses	5,316	2,609	8,547	4,931
Total Noninterest Expense	17,729	15,976	33,456	31,602

(Loss)/Income Before Tax (Benefit)/Expense	(3,984)	4,687	(5,159)	9,149
Applicable Income Tax (Benefit)/Expense	(1,290)	1,538	(1,829)	3,034
Net (Loss)/Income	$(2,694)	$3,149	$(3,330)	$6,115

Preferred Stock Dividends	665	-	1,254	-
Net (Loss)/Income Available to Common Shareholders	(3,359)	3,149	(4,584)	6,115

Other Comprehensive Income
Unrealized holding gain/(loss) arising during period on investment securities available for sale, net of tax	(1,774)	(4,447)	(1,195)	(1,770)
Unrealized gain/(loss) on cash flow hedges arising during period , net of tax	917	(1,344)	1,239	249
Reclassification adjustment for (gains) included in net income, net of tax	(66)	-	(529)	-
Comprehensive Income	$(4,282)	$(2,642)	$(5,069)	$4,594

Basic (loss)/earnings per share	$(0.25)	$0.23	$(0.34)	$0.45
Diluted (loss)/earnings per share	$(0.25)	$0.23	$(0.34)	$0.45

Weighted Average Common Shares Outstanding
Basic	13,524	13,511	13,526	13,558
Diluted	13,524	13,563	13,526	13,561

Dividends declared per share	$0.05	$0.14	$0.10	$0.28

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net Income/(Loss)	$(3,330)	$6,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,808	1,570
Net (gains)/losses on sale or disposal of premises and equipment	96	(34)
Net (gains)/losses on sale of other real estate owned	782	(329)
Provision for loan losses	17,302	6,920
Amortization of intangible assets	293	585
Net gains on securities available for sale	(794)	-
Other prepaids, deferrals and accruals, net	1,890	(795)
Net cash provided by operating activities	18,047	14,032

Cash Flows From Investing Activities:
Net decrease in federal funds sold and interest bearing deposits	(18,960)	(26,103)
Proceeds from maturities of securities available for sale	124,501	52,155
Purchase of securities available for sale	(48,191)	(57,307)
Proceeds from sales of securities available for sale	31,879	-
Net (increase)/decrease in loans	(13,503)	(75,562)
Proceeds from sales of other real estate owned	5,060	10,333
Proceeds from sales of premises and equipment	1,647	350
Purchases of premises and equipment	(4,778)	(7,664)
Net cash used in investing activities	77,655	(103,798)

Cash Flows From Financing Activities:
Net increase/(decrease) in deposits	(37,154)	13,596
Net (increase)/decrease in federal funds purchased and securities sold under agreements to repurchase	(10,932)	25,090
Net increase/(decrease) in other borrowings	(65,000)	42,500
Dividends paid - preferred stock	(1,254)	-
Dividends paid – common stock	(1,358)	(3,798)
Purchase of treasury shares	(24)	(18)
Proceeds from exercise of stock options	6	312
Net cash provided by financing activities	(115,716)	77,682

Net decrease in cash and due from banks	$(20,014)	$(12,084)

Cash and due from banks at beginning of period	66,787	59,804

Cash and due from banks at end of period	$46,773	$47,720

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia.  Ameris conducts the majority of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”).  Ameris Bank currently operates 50 branches in Georgia, Alabama, northern Florida and South Carolina.  Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers.  We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards.  Ameris’ board of directors and senior managers establish corporate policy, strategy and administrative policies.  Within Ameris’ established guidelines and policies, to minimize risk, each advisory board and senior managers make lending and community specific decisions.  This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain amounts reported for the periods ended December 31, 2008 and June 30, 2008 have been reclassified to conform to the presentation as of June 30, 2009.  These reclassifications had no effect on previously reported net income or stockholders' equity.

Subsequent Events
The Company has evaluated all subsequent events through August 7, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

Newly Adopted Accounting Pronouncements
In  June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The AFSB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Management does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Inerest Entitities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  Management does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferors's continuing involvement in transferred financial assets.  This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier application prohibited.  This Statement must be applied to transfers occurring on or after the effective date.  Management does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This Statement establishes principles and requirements for subsequent events, setting forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this statement did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly, emphasizing that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted for periods ending after March 15, 2009.  The adoption of FSP 157-4 did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP 107-1 and APB 28-1 did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP does not amend existing recognition and measurement guidance for other-than-temporary impairments. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted.  The adoption of FSP 115-2 and 124-2 did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of 141(R)-1 did not have a material effect on the Company's consolidated financial condition or results of operations.

In January 2009, the FASB issued FSP No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20.  This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted.  The adoption of FSP No. 99-20-1 did not have a material effect on the Company's consolidated financial condition or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets.  This FSP amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  This FSP is effective for fiscal years ending after December 15, 2009.  Management does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. This statement requires an entity to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133, by requiring the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.

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

The Company’s current hedging strategies involve utilizing interest rate floors and interest rate swaps classified as Cash Flow Hedges.  Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index.  When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge.  The fair value of derivatives is recognized as assets or liabilities in the financial statements.  The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception.  The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income.  The change in fair value of the ineffective portion of cash flow hedges would be reflected in the statement of income.

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

At June 30, 2009, the Company had asset cash flow hedges with notional amounts totaling $107.1 million for the purpose of managing interest rate sensitivity.  These cash flow hedges included a LIBOR rate swap under which it pays a fixed rate and receives a variable rate.  In addition, the Company utilizes Prime interest rate floor contracts for the purpose of converting floating rate assets to fixed rate.  No hedge ineffectiveness from cash flow hedges was recognized in the statement of income.  All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

The following table presents the interest rate derivative contracts outstanding at June 30, 2009.

Type (Maturity)	Notional Amount	Rate Received /Floor Rate	Rate Paid	Fair Value
	(Dollars in Thousands)
LIBOR Swap (12/15/2018)	$37,114	2.95%	4.15%	$3,003
Total Swaps:	37,114	2.95	4.15	3,003

Prime Interest Rate Floor (08/15/09)	35,000	7.00	-	231
Prime Interest Rate Floor (08/15/11)	35,000	7.00	-	2,380
Total Floors:	70,000	7.00%	-%	2,611

Total Derivative Contracts:	$107,114			$5,614

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments.  In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques.  These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Loans:  The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value.  The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.  A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled.  The fair value of impaired loans is determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and generally results in a specific reserve established through a charge to the provision for loan losses.  Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed.  Management has determined that the majority of impaired loans are Level 2 assets due to the extensive use of market appraisals.  To the extent that market appraisals or other methods do not produce reliable determinations of fair value, these assets are deemed to be Level 3.

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Deposits:  The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value.  The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently offered for certificates with similar maturities.

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

Derivatives: The Company’s current hedging strategies involve utilizing interest rate floors and interest rate swaps. The fair value of derivatives is recognized as assets or liabilities in the financial statements.  The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception and ongoing tests of effectiveness.  As of June 30, 2009, the Company had cash flow hedges with a notional amount of $107.1 million.

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

The carrying amount and estimated fair value of the Company's financial instruments, not shown elsewhere in these financial statements, were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,632,047	$1,644,118	$1,656,125	$1,671,499

Financial liabilities:
Deposits	1,976,371	1,982,813	2,013,525	2,019,964
Other borrowings	7,000	7,088	72,000	71,545

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”), describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall as of June 30, 2009.

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Securities available for sale	$257,771	$-	$255,771	$2,000
Derivative financial instruments	5,614	-	5,614	-
Total recurring assets at fair value	$263,385	$-	$261,385	$2,000

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the SFAS 157 valuation hierarchy.

	Fair Value Measurements on a Nonrecurring Basis
	As of June 30, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$68,858	$-	$68,858	$-
Other real estate owned	19,180	-	18,980	200
Total nonrecurring assets at fair value	$88,038	$-	$87,838	$200

Pursuant to SFAS 157, below is the Company’s reconciliation of Level 3 assets as of June 30, 2009.  Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Impaired Loans
Beginning balance January 1, 2009	$2,000	$1,387
Total gains/(losses) included in net income	-	-
Purchases, sales, issuances, and settlements, net	-	(1,387)
Transfers in or out of Level 3	-	-
Ending balance June 30, 2009	$2,000	$-

NOTE 2 – INVESTMENT SECURITIES

Ameris’ investment policy blends the Company’s liquidity needs and interest rate risk management with its desire to increase income and provide funds for expected growth in loans.  The investment securities portfolio consists primarily of U.S Government sponsored mortgage-backed securities and agencies, state and municipal securities and corporate debt securities.  Ameris’ portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited.  For the small portion of Ameris’ portfolio found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2009, December 31, 2008 and June 30, 2008 are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)

June 30, 2009:
U. S. Government sponsored agencies	$40,138	$524	$(127)	$40,535
State and municipal securities	38,347	394	(376)	38,365
Corporate debt securities	12,183	51	(1,832)	10,402
Mortgage-backed securities	163,330	5,337	(198)	168,469
Total debt securities	$253,998	$6,306	$(2,533)	$257,771

December 31, 2008:
U. S. Government sponsored agencies	$130,966	$1,680	$-	$132,646
State and municipal securities	18,095	330	(123)	18,302
Corporate debt securities	12,209	186	(777)	11,618
Mortgage-backed securities	200,128	5,332	(132)	205,328
Total securities	$361,398	$7,528	$(1,032)	$367,894

June 30, 2008:
U. S. Government sponsored agencies	$58,877	$239	$(478)	$58,638
State and municipal securities	18,839	157	(113)	18,883
Corporate debt securities	12,713	112	(526)	12,299
Mortgage-backed securities	203,227	938	(2,172)	201,993
Total securities	$293,656	1,446	(3,289)	291,813

The amortized cost and fair value of available-for-sale securities at June 30, 2009 by contractual maturity are summarized in the table below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$3,676	$3,763
Due from one year to five years	43,285	43,838
Due from five to ten years	29,584	29,031
Due after ten years	14,123	12,670
Mortgage-backed securities	163,330	168,469
	$253,998	$257,771

Securities with a carrying value of approximately $196,509,000 were pledged to secure public deposits and other purposes required or permitted by law.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in Thousands)
June 30, 2009:
U. S. Government sponsored agencies	$10,102	$(127)	$-	$-	$10,102	$(127)
State and municipal securities	17,556	(345)	994	(31)	18,550	(376)
Corporate debt securities	5,405	(1,274)	1,897	(558)	7,302	(1,832)
Mortgage-backed securities	2,428	(190)	757	(8)	3,185	(198)
Subtotal, debt securities	35,491	(1,936)	3,648	(597)	39,139	(2,533)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$35,491	$(1,936)	$3,648	$(597)	$39,139	$(2,533)

December 31, 2008:
U. S. Government sponsored agencies	$-	$-	$-	$-	$-	$-
State and municipal securities	3,715	(80)	981	(44)	4,696	(124)
Corporate debt securities	2,178	(776)	-	-	2,178	(776)
Mortgage-backed securities	7,264	(83)	2,408	(49)	9,672	(132)
Subtotal, debt securities	13,157	(939)	3,389	(93)	16,546	(1,032)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$13,157	$(939)	$3,389	$(93)	$16,546	$(1,032)

NOTE 3 - LOANS

The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans.  Ameris concentrates the majority of its lending activities in real estate loans where the historical loss percentages have been low.  While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond Ameris’ control, such as local, regional and/or national economic downturns.  General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

The Company evaluates loans for impairment when a loan is risk rated as substandard or worse.  The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral.  In these circumstances, impairment is measured based upon the estimated fair value of the collateral.  In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value.  Impairment with regard to substantially all of Ameris’ impaired loans has been measured based on the estimated fair value of the underlying collateral.  At the time the contractual principal payments on a loan are deemed uncollectible, Ameris’ policy is to record a charge against the allowance for loan losses.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Commercial, financial & agricultural	$188,497	$200,421	$217,048
Real estate – residential	188,987	189,203	169,487
Real estate – commercial & farmland	1,100,491	1,070,483	1,037,866
Real estate – construction & development	128,658	162,887	166,379
Consumer installment	62,508	64,707	67,908
Other	7,904	8,076	19,459
	$1,677,045	$1,695,777	$1,687,147

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the six months ended June 30, 2009, for the year ended December 31, 2008 and for the six months ended June 30, 2008 is as follows:

(Dollars in Thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Balance, January 1	$39,652	$27,640	$27,640
Provision for loan losses charged to expense	17,302	35,030	6,920
Loans charged off	(12,623)	(24,340)	(6,745)
Recoveries of loans previously charged off	667	1,322	845
Ending balance	$44,998	$39,652	$28,660

The following is a summary of information pertaining to impaired loans for the six months ended June 30, 2009 and the twelve months ended December 31, 2008:

(Dollars in Thousands)	June 30, 2009	December 31, 2008
Impaired loans	$68,858	$65,414
Valuation allowance related to impaired loans	$11,440	$9,078
Average investment in impaired loans	$66,383	$40,940
Interest income recognized on impaired loans	$84	$323
Foregone interest income on impaired loans	$1,687	$4,643

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of  impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings.

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

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Due to the net loss reported at the end of the quarter ended June 30, 2009, the Company has excluded the effects of options as these would have been anti-dilutive. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Six Months Ended June 30,
	2009	2008
	(share data in thousands)
Basic shares outstanding	13,526	13,511
Plus: Dilutive effect of ISOs	-	39
Plus: Dilutive effect of Restricted Grants	-	13
Diluted shares outstanding	13,526	13,563

NOTE 7 – OTHER BORROWINGS

The Company has certain borrowing arrangements with various financial institutions that are used in the Company’s operations primarily to fund growth in earning assets when appropriate spreads can be realized.  At June 30, 2009, total other borrowings amounted to $7.0 million compared to $133.0 million at June 30, 2008.  During the first quarter of 2009, the Company reduced borrowings with the FHLB by $67.5 million and has maintained reduced borrowing levels by attracting and retaining lower cost core deposits.  At June 30, 2009, $2.0 million of the other borrowings consisted of borrowings with the FHLB of Atlanta.

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

The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	June 30, 2009	June 30, 2008

Commitments to extend credit	$131,192	$170,576

Standby letters of credit	$3,751	$6,183

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	2009		2008
(in thousands, except share	Second	First	Fourth		Third	Second
data, taxable equivalent)	Quarter	Quarter	Quarter		Quarter	Quarter
Results of Operations:
Net interest income	$18,539	$16,968	$15,972		$19,177	$19,056
Net interest income (tax equivalent)	18,721	17,126	15,991		19,691	19,514
Provision for loan losses	9,390	7,912	19,890		8,220	3,720
Non-interest income	4,596	5,496	4,393		4,639	5,313
Non-interest expense	17,729	15,727	16,428		14,761	15,962
Provision for income tax (benefit)/expense	(1,290)	(539)	(5,556)		469	1,538
Preferred stock dividends	665	589	328		-	-
Net (loss)/income available to common shareholders	(3,359)	(1,225)	(10,725)		366	3,149
Selected Average Balances:
Loans, net of unearned income	$1,674,984	$1,683,615	$1,703,137		$1,698,024	$1,650,781
Investment securities	264,995	359,754	328,956		287,973	296,597
Earning assets	2,098,757	2,166,624	2,174,387		2,018,807	1,976,321
Assets	2,285,190	2,346,958	2,354,142		2,192,501	2,141,940
Deposits	2,002,528	2,002,534	1,987,840		1,792,821	1,764,067
Common shareholders’ equity	188,442	190,395	192,479		186,541	192,605
Period-End Balances:
Loans, net of unearned income	$1,677,045	$1,672,923	$1,695,777		$1,710,109	$1,678,147
Earning assets	2,095,599	2,160,427	2,216,681		2,083,193	2,019,525
Total assets	2,285,245	2,346,278	2,407,090		2,257,643	2,193,021
Deposits	1,976,371	2,028,684	2,013,525		1,806,339	1,770,861
Common shareholders' equity	183,875	188,844	190,331		193,344	192,555
Per Common Share Data:
Earnings per share - Basic	$(0.25)	$(0.09)	$(0.79)		$0.03	$0.23
Earnings per share - Diluted	(0.25)	(0.09)	(0.79)		0.03	0.23
Book value per share	13.54	13.90	14.06		14.25	14.20
End of period shares outstanding	13,581,179	13,584,107	13,534,601		13,564,032	13,564.032
Weighted average shares outstanding
Basic	13,523,823	13,527,437	13,532,521		13,515,767	13,510,907
Diluted	13,523,823	13,527,437	13,532,521		13,543,612	13,563,032
Market Data:
High closing price	$8.09	$11.73	$14.21		$15.02	$16.26
Low closing price	5.29	3.66	7.19		7.79	8.70
Closing price for quarter	6.32	4.71	11.85		14.85	8.70
Average daily trading volume	28,778	31,931	31,527		43,464	62,739
Cash dividends per share	0.05	0.05	0.05		0.05	0.14
Price to earnings	N/M	N/M	N/M		N/M	9.45
Price to book value	0.47	0.34	0.84		1.04	0.61
Performance Ratios:
Return on average assets	(0.59% )	(0.21% )	(1.81%	)	0.07%	0.59%
Return on average common equity	(7.15% )	(2.61% )	(22.17%	)	0.78%	6.58%
Average loan to average deposits	84.79%	84.07%	85.67%		94.71%	93.58%
Average equity to average assets	8.25%	8.11%	8.18%		8.51%	8.99%
Net interest margin (tax equivalent)	3.58%	3.21%	2.92%		3.87%	3.96%
Efficiency ratio (tax equivalent)	76.03%	70.01%	80.67%		61.98%	65.50%

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2009 as compared to December 31, 2008 and operating results for the three and six month period ended June 30, 2009.  These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2009

Consolidated Earnings and Profitability
Ameris reported a net loss available to common shareholders of $3.4 million, or $0.25 per diluted share, for the quarter ended June 30, 2009, compared to net income for the same quarter in 2008 of $3.1 million, or $0.23 per share.  The Company’s return on average assets and average shareholders’ equity declined in the second quarter of 2009 to (0.59%) and (7.15%), respectively, compared to 0.59% and 6.58% in the second quarter of 2008.  The decrease in earnings and profitability during the quarter was principally due to higher levels of loan loss provisions and costs associated with problem assets.

Net Interest Income and Margins
On a tax equivalent basis, net interest income for the second quarter of 2009 was $18.7 million, a decrease of $792,000 compared to the same quarter in 2008.  The Company’s net interest margin fell during the second quarter of 2009 to 3.58% compared to 3.96% during the same quarter in 2008.  While the net interest margin decreased from the prior year  period, margins for the second quarter of 2009 increased to 3.58% compared to 3.21% during the first quarter of 2009.  The improvement is due to increased yields on investment securities and lower deposit costs.

Total interest income during the second quarter of 2009 was $29.3 million compared to $32.7 million in the same quarter of 2008.  Yields on earning assets fell to 5.60% compared to 6.64% reported in the second quarter of 2008.  During the quarter, loan yields decreased when compared to the second quarter of 2008 due primarily to the lower interest rate environment that materialized late in 2008.  Although rates remain at historical lows, spreads on loan production in the Bank’s local markets have improved during the first two quarters of 2009 and have helped to stabilize loan yields for the most recent three quarters.

Interest expense declined significantly, helping to offset declines in interest income.  Total interest expense in the second quarter of 2009 amounted to $10.6 million, reflecting a decline of $2.6 million from the same quarter in 2008  Total funding costs declined to 2.08% in the second quarter of 2009 compared to 2.75% at the same time in 2008.  The decline in total funding costs relates to savings realized on both deposit funding and non-deposit funding.  Deposit costs decreased from 2.80% in the second quarter of 2008 to 2.04% in the current quarter of 2009.  Management expects significant savings in the third and fourth quarters of 2009 as the time deposit portfolio continues to reprice at lower rates.  Ongoing efforts to increase low-cost deposit accounts will also reduce interest expense.  Savings on non-deposit borrowings reflect lower levels of one and three month LIBOR as well as lower outstanding balances.  At the end of the second quarter of 2009, the Company’s total non-deposit funding was 2.82% of total assets compared to 9.81% at the same time in 2008.

Provision for Loan Losses and Credit Quality
The Company’s provision for loan losses during the second quarter amounted to $9.4 million, an increase of $5.7 million over the $3.7 million recorded in the second quarter of 2008.  The increase in the provision for loan losses reflected the trend in the level of non-performing assets.  At the end of the second quarter of 2009, total non-performing assets increased to 5.25% of total loans compared to 2.09% at June 30, 2008.

Net charge-offs on loans during the second quarter of 2009 increased to $6.8 million, compared to $3.2 million in the second quarter of 2008.  For the quarters ended June 30, 2009 and 2008, net charge-offs as a percentage of loans were 1.63% and 0.75% respectively.  The Company’s allowance for loan losses at June 30, 2009 was $45.0 million or 2.68% of total loans, compared to $28.7 million or 1.71% at June 30, 2008.

Non-interest Income
Total non-interest income for the second quarter of 2009 decreased 13.7% to $4.6 million from $5.3 million in the second quarter of 2008.  During the second quarter of 2009, the Company sold several positions in its investment portfolio and recognized a gain of approximately $101,000.  Also, during the second quarter of 2008 the Company recognized $400,000 in income from the sale of VISA, Inc. stock.  Excluding these items, non-interest income would have declined in the current quarter by 8.8% or $432,000 when compared to the same period in 2008.  The remaining decrease in non-interest income related to declines in service charge revenue where the Company experienced significantly fewer overdrafts.  For the second quarter of 2009, total service charges were $3.4 million when compared to $3.7 million in the same quarter of 2008.

Non-interest Expense
Total non-interest expenses for the second quarter of 2009 rose to $17.7 million, compared to $16.0 million at the same time in 2008.  Salaries and benefits declined 8.8% from the prior year period, which reflected a 9.5% decrease in the number of full time equivalent employees.  Occupancy and equipment expense for the second quarter of 2009 was $2.2 million, representing an increase of 5.8% from the same quarter in 2008, reflecting the cost of several new offices opened during the past few quarters.  Other operating expenses increased $2.7 million during the second quarter of 2009 compared to in the same quarter in 2008.  Increases in collection expenses, losses on OREO and costs related to problem loans contributed to the increase in other operating expenses.  Additionally, FDIC premiums increased from $174,000 in June 2008 to $1.58 million in June 2009.

Income taxes
Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2009, the Company reported an income tax benefit of $1.3 million. This compares to income tax expense of $1.5 million in the same period of 2008.  The Company’s effective tax rate was 32% and 33% for the quarters ended June 30, 2009 and 2008, respectively.

Results of Operations for the Six Months Ended June 30, 2009

Interest Income
Interest income for the six months ended June 30, 2009 was $58.7 million, a decline of $7.6 million, compared to $66.3 million for the same period in 2008.  Average earning assets for the six month period increased $177.7 million to $2.13 billion as of June 30, 2009 compared to $1.95 billion as of June 30, 2008.  Yield on average earning assets declined to 5.59% from 6.91% for the six months ended June 30, 2009 and 2008, respectively.

Interest Expense
Total interest expense for the six months ended June 30, 2009 amounted to $23.2 million, reflecting a decrease of $5.6 million from the same period of 2008.  During the six month period ended June 30, 2009, the Company’s cost of funding declined to 2.27% from 3.02% reported in the previous year.  In the same period, yields on the Company’s CD portfolio fell to 3.40% compared to 4.52% for the six months period ended June 30, 2008.  The Company’s non-deposit funding declined to 2.68% from 2.93% in the first half of 2008.

Net Interest Income
Net interest income for the six months ended June 30, 2009 decreased $2.3 million, to $35.5 million compared to $37.7 million for the same period ended June 30, 2008.  The Company’s net interest margin decreased to 3.39% for the six months ended June 30, 2009 compared to 3.94% as of June 30, 2008.

Provision for Loan Losses
The provision for loan losses rose to $17.3 million for the six months ended June 30, 2009 compared to $6.9 million in the same period in 2008.  Total non-performing assets increased to $88.0 million at June 30, 2009 from $35.1 million at June 30, 2008.  For the six month period ended June 30, 2009, Ameris had net charge-offs of $12.0 million compared to $5.9 million for the same period in 2008.

Non-interest Income
Non-interest income for the first six months of 2009 decreased $64,000, or 0.63%, to $10.1 million, compared to the prior year period.  Service charges on deposit accounts decreased by 7.9%, or $552,000, to end the six month period at $6.4 million.  During the first quarter of 2009, the Company recognized a gain of approximately $543,000 on the early repayment of FHLB advances as well as $713,000 in gains on the sale of investments securitites.  Excluding these items, non-interest income would have declined in the current period by 10.5% to $8.7 million when compared to the same period in 2008.  Mortgage banking activities include origination fees, service release premiums and gain on the sales of mortgage loans held-for-sale.  Mortgage banking activities for the six months ended June 30, 2009 totaled $1.6 million, a decrease of $85,000, or 4.9%, compared to mortgage banking activities of $1.7 million in the six months ended June 30, 2008.

Non-interest Expense
Non-interest expense for the first six months of 2009 was $33.5 million representing a $1.9 million increase when compared to the same period in 2008.  Salaries and employee benefits of $15.9 million for the six months ended June 30, 2009 were $1.4 million less than the $17.3 million reported for the same period in 2008.  The decrease is due to a 9.5% reduction in the number of full-time equivalent employees, as well as lower incentive accruals.  Occupancy and equipment expense increased $287,000 to $4.4 million for the six months ended June 30, 2009 compared to the same period of 2008 as a result of new branch offices in several existing markets.  Marketing and advertising expense decreased during the first half of 2009 to $1.0 million compared to $1.5 million during the same period in 2008.  At the end of the first six months of 2009, collection expenses related to problem loans and OREO increased to $2.1 million from $522,000 during the period ended June 30, 2008.  Significant components of other non-interest expenses are detailed in the table below.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

FDIC assessments and regulatory charges	$2,032	$277	$1,628	$204
OREO and problem loan expenses	2,089	522	1,186	348
Courier, postage, printing and supplies	1,164	1,428	519	556
Amortization of intangibles	292	585	146	293
Professional Fees	669	650	430	369

Income Taxes
For the six months ended June 30, 2009, the Company recorded an income tax benefit of $1.8 million compared to the $3.0 million tax expense for the same period in 2008.  The effective tax rate for the six months ended June 30, 2009 was 35.4% compared to 33.1% for the same period in 2008.  The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income.  Decreases in the tax expense directly correspond to the decrease in taxable income reported at the end of the first six months of 2009 compared to the first six months of 2008.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity.  Therefore, at June 30, 2009, these investments are not considered impaired on an other-than-temporary basis.

Loans and Allowance for Loan Losses
At June 30, 2009, gross loans outstanding were $1.68 billion, a decrease of $1.1 million, or 0.65%, over balances at June 30, 2008.   When compared to the period ended December 31, 2008, gross loans declined approximately $18.7 million or 1.1%.  The decline in loans reflects management's focus on reducing higher risk loans within the Bank’s loan portfolio as well as the slower economic environment that has persisted during the first half of 2009.  The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

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

The Company’s risk management processes include a loan review program designed to evaluate the credit risk in the loan portfolio and ensure credit grade accuracy.  Through the loan review process, the Company conducts 1) a loan portfolio summary analysis, 2) charge-off and recovery analysis, 3) trends in accruing problem loan analysis, and 4) problem and past due loan analysis.  This analysis process serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses.  Loans classified as “substandard” are loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged.  These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss.  Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged-off.

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

Management believes estimates of the level of allowance for loan losses required have been appropriate and expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.  During the fourth quarter of 2008, the Company determined that additional reserves were potentially necessary to compensate for an increasingly negative economic outlook that prompted a few loan relationships to move to non-performing status very quickly. The Company established an unallocated, economic related reserve in the amount of $5 million that represents only that portion of the allowance for loan losses not allocated to specific loans.

For the six month period ended June 30, 2009, the Company recorded net charge-offs totaling $12.0 million compared to $5.9 million for the period ending June 30, 2008.  The provision for loan losses for the six months ended June 30, 2009 increased to $17.3 million compared to $6.9 million during the six month period ending June 30, 2008.  When compared to the period ended June 30, 2008 the loan loss provision increased $10.4 million.  The allowance for loan losses totaled $45.0 million, or 2.68% of total loans, at June 30, 2009, compared to $39.7 million or 2.34% of total loans and $28.6 million, or 1.71% of total loans at December 31, 2008 and June 30, 2008, respectively.

The following table presents an analysis of the allowance for loan losses for the year to date periods ended June 30, 2009, December 31, 2008 and June 30, 2008:

	June 30,	December 31,	June 30,
(Dollars in Thousands)	2009	2008	2008
Balance of allowance for loan losses at beginning of period	$39,652	$28,660	$27,640
Provision charged to operating expense	17,302	28,110	6,920
Charge-offs:
Commercial, financial & agricultural	2,204	2,053	673
Real estate – residential	3,102	2,940	1,574
Real estate – commercial & farmland	1,179	1,916	348
Real estate – construction & development	5,661	10,097	3,624
Consumer installment	477	588	527
Other	-	-	-
Total charge-offs	12,623	17,594	6,745
Recoveries:
Commercial, financial & agricultural	98	82	120
Real estate – residential	224	84	115
Real estate – commercial & farmland	243	20	99
Real estate – construction & development	18	53	356
Consumer installment	84	236	154
Other	-	1	-
Total recoveries	667	476	845
Net charge-offs	11,956	17,118	5,900
Balance of allowance for loan losses at end of period	$44,998	$39,652	$28,660
Net annualized charge-offs as a percentage of average loans	2.05%	2.01%	0.70%
Allowance for loan losses as a percentage of loans at end of period	2.68%	2.34%	1.71%

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

In late 2008, and continuing into 2009, slowing real estate activity in some of the Company’s markets altered the Company’s risk profile and as a result credit quality deteriorated.  Near the end of 2008, instability in the market began to diminish; however, liquidity issues remain in place for certain borrowers leading the Bank to take a proactive stance in identifying new problem loans and increasing the pace of loan workouts through renegotiation with borrowers or through foreclosure.  Management believes a shift towards smaller loan transactions in the Banks’ markets will allow us to work through this credit cycle faster than otherwise could have been expected.

For the quarter ended June 30, 2009, nonaccrual or impaired loans totaled $68.9 million, an increase of approximately $3.4 million (net of charge-offs) since the period ended December 31, 2008.  The increase in nonaccrual loans is reflective of continuing market stress on real estate values in certain of the Company’s markets; particularly values of single family residential building lots and raw land.  Total non-performing assets increased $17.9 million to $88.0 million during the year to date period ended June 30, 2009.  The increase is attributed to a $14.4 million increase in foreclosed assets and a $3.4 million increase in nonaccrual loans.  Non-performing assets as a percentage of loans and repossessed collateral were 5.19%, 4.13% and 2.09% at June 30, 2009, December 31, 2008 and June 30, 2008 respectively.

Non-performing assets at June 30, 2009, December 31, 2008 and June 30, 2008 were as follows:

(Dollars in Thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Total nonaccrual loans	$68,858	$65,414	$32,106
Accruing loans delinquent 90 days or more	-	2	5
Other real estate owned and repossessed collateral	19,180	4,742	3,032
Total non-performing assets	$88,038	$70,158	$35,143

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

Banks that are subject to the CRE guidance’s criteria are required to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks.  Higher allowances for loan losses and capital levels may also be appropriate.

As of June 30, 2009, the Company exhibited a concentration in commercial real estate (CRE) loan category based on Federal Reserve Call codes.  The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2009 and December 31, 2008.  The loan categories and concentrations below are based on Federal Reserve Call codes.

(Dollars in Thousands)	June 30, 2009		December 31, 2008
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Construction & development loans	$287,210	17%	$342,160	20%
Multi-family loans	44,680	3%	37,755	2%
Nonfarm non-residential loans	591,471	35%	563,445	34%
Total CRE Loans	$923,361	55%	$943,360	56%
All other loan types	753,684	45%	752,417	44%
Total Loans	$1,677,045	100%	$1,695,777	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company's internal concentration limits as of June 30, 2009 and December 31, 2008.

	Internal	June 30, 2009	December 31, 2008
	Limit	Actual	Actual
Construction and development	150%	155%	181%

Construction and development, multi-family and non-farm non-residential	300%	344%	358%

Other Real Estate Owned
For the six months ended June 30, 2009, the Company sold 44 foreclosed assets with an aggregate estimated value of $6.6 million. During the same period, the Company foreclosed on 87 properties with an aggregate estimated value of $20.6 million.  Approximately 60.0% of the newly foreclosed assets were construction and development properties.

The following is a summary of other real estate activity for the six month period ending June 30, 2009:

(Dollars in Thousands)

Balance as of December 31, 2008	$4,742
Write-down	(376)
Improvements	59
Loss on sale of foreclosed assets	(782)
Sale of 16 construction and development properties	(2,229)
Sale of 17 residential properties	(1,685)
Sale of 1 farmland property	(17)
Sale of 10 non-farm non-residential properties	(1,129)
Foreclosure on 39 construction and development properties	12,414
Foreclosure on 37 residential properties	4,049
Foreclosure on 11 non-farm non-residential properties	4,134
Balance as of June 30, 2009	$19,180

 The following is an inventory of other real estate as of June 30, 2009:

(Dollars in Thousands)
		Carrying
	Number	Amount
Construction and Development	37	$12,266
Farmland	1	340
1-4 Residential	31	2,694
Non-Farm Non-Residential	10	3,880
Total Other Real Estate Owned	79	$19,180

Short-Term Investments
The Company’s short-term investments are comprised of federal funds sold and interest bearing balances.  At June 30, 2009, the Company’s short-term investments were $163.3 million, compared to $144.4 million and $38.1 million at December 31, 2008 and June 30, 2008, respectively.  At June 30, 2009, approximately 100% of the balance was comprised of interest bearing balances, the majority of which were at the FHLB.

Derivative Instruments and Hedging Activities
As of June 30, 2009, the Company had three cash flow hedges with notional amounts totaling $107.1 million.  The cash flow hedges consisted of two interest rate floors with a total fair value of approximately $2.6 million and $1.8 million as of June 30, 2009 and 2008, respectively, and a LIBOR swap purchased during the first quarter of 2009 with a total fair value of $3.0 million as of June 30, 2009.

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

As of June 30, 2009, under the regulatory capital standards the Bank was considered “well capitalized” under all capital measurements.   The following table sets forth the Bank’s ratios at June 30, 2009, December 31, 2008 and June 30, 2008.

	June 30, 2009	December 31, 2008	June 30, 2008
Leverage Ratio (tier 1 capital to average assets)	7.40%	7.25%	8.42%
Core Capital Ratio (tier 1 capital to risk weighted assets)	9.63%	9.15%	10.26%
Total Capital Ratio (total capital to risk weighted assets)	10.89%	10.41%	11.51%

.
Earning Assets and Liabilities
The following tables set forth the amount of interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2009			June 30, 2008
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets
Federal funds sold	$17,739	$42	0.48%	$-	$-	0.00%
Interest-bearing deposits with other banks	121,467	134	0.22	20,858	292	2.82
Investment securities-taxable	286,289	6,530	4.60	270,345	6,918	5.15
Investment securities- nontaxable (TE)	22,973	650	5.71	18,832	532	5.68
Other investments	6,511	35	1.08	10,329	296	5.76
Loans, net of unearned income (TE)	1,677,712	51,680	6.21	1,634,386	59,113	7.27
Total interest-earning assets	2,132,691	59,071	5.59%	1,954,750	67,151	6.91%

Noninterest-earning assets	183,383			174,001

Total assets (TE)	$2,316,074			$2,128,751

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$422,636	$2,470	1.18%	$262,747	$1,251	1.91%
MMDA	301,472	2,455	1.64	347,248	4,779	5.54
Savings accounts	56,516	211	0.75	54,597	247	1.82
Retail CD’s < $100,000	402,776	6,561	3.28	350,910	7,521	4.31
Retail CD’s > $100,000	428,338	7,564	3.56	400,118	9,039	4.54
Brokered CD’s	170,659	2,927	3.46	146,134	3,620	4.98
Total interest-bearing deposits	1,782,397	22,188	2.51	1,561,754	26,457	3.41

Borrowings
FHLB advances	13,607	23	0.34	104,542	955	1.84
Subordinated debentures	42,269	879	4.19	42,269	1,173	5.58
Repurchase agreements	17,222	71	0.83	5,848	48	1.65
Correspondent bank line of credit and fed funds purchased	5,000	63	2.54	9,805	190	3.90
Total borrowings	78,098	1,036	2.68	162,464	2,366	2.93

Total interest-bearing liabilities	1,860,495	23,224	2.27	1,724,218	28,823	3.02

Noninterest-bearing deposits	204,707			194,761
Other liabilities	12,302			17,780
Stockholders’ equity	238,570			191,992

Total Liabilities and Stockholders’ Equity	$2,316,074			$2,128,751

Net interest income		$35,847			$38,328

Interest rate spread			3.32%			3.89%

Net interest margin			3.39%			3.94%

Recent Developments
On November 21, 2008, the Company, elected to participate in the Capital Purchase Program (“CPP”) established under the Emergency Economic Stabilization Act of 2008 (“EESA”).  Accordingly, on such date, the Company issued and sold to the United States Treasury (“Treasury”), for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the "Preferred Shares”) of the Company's fixed rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of the Company's common stock, par value $1.00 per share (the Common Stock), at an exercise price of $11.48 per share.  The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed.  The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is equal to 20% of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At June 30, 2009 there were $2.0 million in advances outstanding with the Federal Home Loan Bank and there were $5 million in advances outstanding on the Company’s line of credit held with a correspondent bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Investment securities available for sale to total deposits	13.35%	16.96%	18.27%	15.83%	16.48%
Loans (net of unearned income) to total deposits	84.85%	82.46%	84.22%	94.67%	94.76%
Interest-earning assets to total assets	92.09%	92.08%	92.09%	92.27%	92.09%
Interest-bearing deposits to total deposits	89.35%	89.76%	89.64%	88.98%	88.65%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank's liquidity ratios at June 30, 2009 were considered satisfactory.  The Company is aware of no events or trends likely to result in a material change in liquidity.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity.  At June 30, 2009, the Company had two effective interest rate floors with notional amounts totaling $70 million and one effective LIBOR rate swap with a notional amount of $37.1 million.  The floors are hedging specific cash flows associated with certain variable rate loans and have strike rates of 7.00%.  Maturities range from August 2009 to August 2011.  The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018.  Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended June 30, 2009, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Nothing to report with respect to the period covered by this Report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2008

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders of the Company was held on May 19, 2009. The proposals set forth below were voted on at the Annual Meeting, with the following results:
	1.	The following director nominees were elected by a plurality vote to serve as Class III directors until the annual meeting to be held in 2012:
		Nominee	For	Authority Withheld
		Glenn A. Kirbo	10,224,130	244,285
		Jimmy D. Veal	10,181,248	287,167

2.
Ratification of the appointment of Porter Keadle Moore, LLP, as the Company’s independent auditor for the fiscal year ended December 31, 2009 by a vote of 10,359,496 for, 64,710against, and 44,209 abstaining.

Each of the foregoing proposals was set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated April 16, 2009.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIS BANCORP

Date: August 7, 2009

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

10.1
 Second Amendment to Executive Employment Agreement dated May 5, 2009 by and between the Company and C. Johnson Hipp, III (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's current report on Form 8-K filed with the Commission on May 11, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.