Form 10-Q
period 2009-09-30
Ameris Bancorp
filed 2009-11-09
CIK 351569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 13,684,094 shares of Common Stock outstanding as of October 30, 2009.

AMERIS BANCORP

Item 1.    Financial Statements

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$43,761	$66,787	$43,549
Federal funds sold and interest bearing accounts	114,335	144,383	75,458
Investment securities available for sale, at fair value	251,189	367,894	286,002
Other investments	4,441	6,839	9,836

Loans	1,652,689	1,695,777	1,710,109
Less: allowance for loan losses	41,946	39,652	30,144
Loans, net	1,610,743	1,656,125	1,679,965

Premises and equipment, net	67,641	66,107	65,868
Intangible assets, net	3,193	3,631	3,924
Goodwill	54,813	54,813	54,813
Other real estate owned	21,923	4,742	4,561
Other assets	35,436	35,769	33,667
Total assets	$2,207,475	$2,407,090	$2,257,643

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$205,699	$208,532	$198,900
Interest-bearing	1,681,830	1,804,993	1,607,439
Total deposits	1,887,529	2,013,525	1,806,339
Federal funds purchased and securities sold under agreements to repurchase	30,393	27,416	63,973
Other borrowings	7,000	72,000	138,600
Other liabilities	7,268	12,521	13,118
Subordinated deferrable interest debentures	42,269	42,269	42,269
Total liabilities	1,974,459	2,167,731	2,064,299

Stockholders' Equity
Preferred stock, par value $1; 5,000,000 shares authorized; 52,000 shares issued	49,411	49,028	-
Common stock, par value $1; 30,000,000 shares authorized; 15,018,328, 14,968,822 and 14,998,253 issued	15,018	14,968	14,998
Capital surplus	86,432	86,038	83,453
Retained earnings	86,425	93,594	105,014
Accumulated other comprehensive income	6,542	6,518	666
Treasury stock, at cost, 1,334,234, 1,331,102 and 1,331,102 shares	(10,812)	(10,787)	(10,787)
Total stockholders' equity	233,016	239,359	193,344
Total liabilities and stockholders' equity	$2,207,475	$2,407,090	$2,257,643

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$24,888	$28,280	$76,444	$86,752
Interest on taxable securities	2,725	3,563	9,288	10,793
Interest on nontaxable securities	329	169	751	514
Interest on deposits in other banks	68	100	201	391
Interest on federal funds sold	12	0	54	0
Total Interest Income	28,022	32,112	86,739	98,450

Interest Expense
Interest on deposits	8,684	11,717	30,869	38,173
Interest on other borrowings	526	1,218	1,551	3,584
Total Interest Expense	9,210	12,935	32,420	41,757

Net Interest Income	18,812	19,177	54,319	56,693
Provision for Loan Losses	8,298	8,220	25,600	15,140
Net Interest Income After Provision for Loan Losses	10,514	10,957	28,719	41,553

Noninterest Income
Service charges on deposit accounts	3,510	3,657	9,938	10,637
Mortgage banking activity	692	745	2,332	2,469
Other service charges, commissions and fees	131	120	271	618
Gain/(loss) on sale of securities	(20)	-	794	-
Other noninterest income	208	117	1,278	1,070
Total Noninterest Income	4,521	4,639	14,613	14,794

Noninterest Expense
Salaries and employee benefits	7,431	7,113	23,321	24,392
Equipment and occupancy expenses	2,114	1,904	6,496	5,999
Amortization of intangible assets	146	293	439	878
Data processing and telecommunications expenses	1,746	1,678	5,077	4,856
Advertising and marketing expenses	301	818	1,314	2,344
Other non-interest expenses	3,622	2,955	12,169	7,894
Total Noninterest Expense	15,360	14,761	48,816	46,363

(Loss)/Income Before Tax (Benefit)/Expense	(325)	835	(5,484)	9,984
Applicable Income Tax (Benefit)/Expense	(198)	469	(2,027)	3,504
Net (Loss)/Income	$(127)	$366	$(3,457)	$6,480

Preferred Stock Dividends	664	-	1,918	-
Net (Loss)/Income Available to Common Shareholders	(791)	366	(5,375)	6,480

Other Comprehensive Income/(loss)
Unrealized holding gain/(loss) arising during period on investment securities available for sale, net of tax	1,469	856	192	571
Unrealized gain/(loss) on cash flow hedges arising during period , net of tax	(959)	100	280	300
Reclassification adjustment for (gains)/losses included in net income, net of tax	(33)	-	(516)	41
Comprehensive Income/(loss)	$(314)	$1,322	$(5,419)	$7,392

Basic (loss)/earnings per share	$(0.06)	$0.03	$(0.40)	$0.48
Diluted (loss)/earnings per share	$(0.06)	$0.03	$(0.40)	$0.48

Weighted Average Common Shares Outstanding
Basic	13,630	13,620	13,630	13,612
Diluted	13,630	13,648	13,630	13,659

Dividends declared per share	$-	$0.05	$0.10	$0.33

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net Income/(Loss)	$(3,457)	$6,480
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	2,658	2,400
Net (gains)/losses on sale or disposal of premises and equipment	95	(38)
Net (gains)/losses on sale of other real estate owned	706	(41)
Provision for loan losses	25,600	15,140
Amortization of intangible assets	438	878
Net gains on securities available for sale	(794)	-
Other prepaids, deferrals and accruals, net	(1,618)	(5,808)
Net cash provided by operating activities	23,628	19,011

Cash Flows From Investing Activities:
Net (increase)/decrease in federal funds sold and interest bearing deposits	30,048	(63,437)
Proceeds from maturities of securities available for sale	135,318	59,9800
Purchase of securities available for sale	(50,196)	(57,843)
Proceeds from sales of securities available for sale	31,879	-
Net increase in loans	(6,735)	(116,705)
Proceeds from sales of other real estate owned	8,632	11,266
Proceeds from sales of premises and equipment	1,647	386
Purchases of premises and equipment	(5,934)	(11,139)
Net cash (used in)/provided by investing activities	144,659	(177,672)

Cash Flows From Financing Activities:
Net increase/(decrease) in deposits	(125,996)	49,075
Net increase in federal funds purchased and securities sold under agreements to repurchase	2,977	49,268
Decrease in other borrowings	(65,000)	-
Increase in other borrowings	-	48,100
Dividends paid - preferred stock	(1,918)	-
Dividends paid - common stock	(1,358)	(4,476)
Purchase of treasury shares	(25)	(18)
Proceeds from exercise of stock options	6	457
Net cash (used in)/provided by financing activities	(191,314)	142,406

Net decrease in cash and due from banks	$(23,026)	$(16,255)

Cash and due from banks at beginning of period	66,787	59,804

Cash and due from banks at end of period	$43,761	$43,549
See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts the majority of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2009 the Bank operated 50 branches in Georgia, Alabama, northern Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ board of directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, to minimize risk, each advisory board and senior managers make lending and community specific decisions. This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain amounts reported for the periods ended December 31, 2008 and September 30, 2008 have been reclassified to conform to the presentation as of September 30, 2009. These reclassifications had no effect on previously reported net income or stockholders' equity.

Subsequent Events - Federally Assisted Acquisitions
Subsequent to September 30, 2009, the Company has participated in two federally assisted acquisitions that will have material impacts on the Company’s operations and statement of condition. These acquisitions are described as follows:

American United Bank, Lawrenceville, Georgia:
On October 23, 2009, Ameris Bank purchased substantially all of the assets and assumed substantially all the liabilities of American United Bank (“AUB”) from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of AUB. AUB operated only one branch in Lawrenceville, Georgia, a northeast suburb of Atlanta, Georgia. The Company’s agreement with the FDIC included a loss-sharing agreement which affords Ameris Bank significant protection from losses associated with loans and OREO. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share 80 percent of loss recoveries on the first $38 million of losses and, absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $38 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire AUB included a discount on the book value of the assets totaling $19.6 million. Also included in the bid was a premium of approximately $233,000 on AUB’s deposits. Ameris Bank’s bid resulted in a cash payment from the FDIC totaling $17.2 million.

United Security Bank, Woodstock, Georgia:
On November 6, 2009, Ameris Bank purchased substantially all of the assets and assumed substantially all the liabilities of United Security Bank (“USB”) from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of USB. USB operated one branch in Woodstock, Georgia and one branch in Sparta, Georgia. The Company’s agreement with the FDIC is similar to the agreement with USB except that under the terms of the USB loss sharing agreements, the FDIC will absorb 80 percent of losses and share 80 percent of loss recoveries on the first $46 million of losses and, absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $46 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire AUB included a discount on the book value of the assets totaling $32.6 million. Also included in the bid was a premium of approximately $248,000 on USB’s deposits. The settlement of this transaction is not complete but management estimates that Ameris Bank’s bid will result in a cash payment from the FDIC totaling approximately $30.0 million.

Both acquisitions will be accounted for under the purchase method of accounting in accordance with the FASB’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).  It is the Company's intent to determine the fair values of the assets purchased and the liabilities assumed in part by using independent experts. This process is expected to be completed by December 31, 2009.

The purchased assets and assumed liabilities for both acquisitions are being recorded at their respective acquisition date fair values and identifiable intangible assets were recorded at fair value. In determining these values, management made significant estimates and exercised significant judgment. The Company’s estimates of fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values become available. Gains totaling approximately $34.7 million will result from the acquisitions and will be included as a component of non-interest income during the fourth quarter of 2009. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

The results of operations of AUB and USB will be included in the Company’s consolidated financial statements starting on the respective acquisition dates.

The following table provides a summary of management’s initial estimates of the fair value of assets purchased and liabilities assumed as well as the estimated gains on each acquisition:

	American	United
	United	Security
(in thousands)	Bank	Bank	Total

Assets acquired:
Cash and due from banks	$24,573	$38,778	$63,351
Securities available for sale	18,116	21,745	39,861

Loans	44,734	64,393	109,127
Foreclosed property	3,608	12,214	15,822
Estimated loss reimbursement from the FDIC	30,400	36,800	67,200
Covered assets	78,742	113,407	192,149
Core deposit intangible	250	250	500
Accrued interest receivable and other assets	318	1,305	1,623
Total assets acquired	121,999	175,485	297,484

Liabilities assumed:
Deposits	102,636	150,233	252,869
Federal Home Loan Bank advances	7,737	1,500	9,237
Accrued interest payable and other liabilities	315	337	652
Total liabilities assumed	110,688	152,070	262,758
Net assets acquired / gain from acquisition	$11,311	$23,412	$34,723

Newly Adopted Accounting Pronouncements
In September 2009, the FASB issued Accounting Standards Update No. 2009-06 (“ASU 2009-06”), Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.  ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes by addressing 1.) whether income taxes paid by an entity are attributable to the entity or its owners, 2.) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, and 3.) how accounting for uncertainty in income taxes should be applied when a group of related entities comprise both taxable and nontaxable entities.  ASU 2009-06 also eliminates certain disclosure requirements for nonpublic entities.  The guidance and disclosure amendments included in ASU 2009-06 were effective for Ameris in the third quarter of 2009 and had no impact on results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.)	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.
2.)
Another valuation technique that is consistent with the principles of ASC Topic 820.  Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in ASU 2009-5 is effective for Ameris in the fourth quarter of 2009.  Because the Company does not currently have any liabilities that are recorded at fair value, the adoption of this guidance will not have any impact on results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99.  ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities.  ASU 2009-04 did not have a material effect on the Company's results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins.  ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text.  This ASU did not have a material effect on Ameris' results of operations, financial position or disclosures.

In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-02”), Omnibus Update – Amendments to Various Topics for Technical Corrections.  The adoption of ASU 2009-02 did not have a material effect on Ameris' results of operations, financial position or disclosures.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for Ameris' financial statements beginning in the interim period ended September 30, 2009.

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  The FASB does not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP.  Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly.  Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative.  As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  The adoption of the Codification and ASU 2009-01 did not have any effect on Ameris' results of operations or financial position.  All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the Codification.

In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles -a replacement of FASB Statement No. 162. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167 (not yet reflected on FASB ASC), Amendments to FASB Interpretation No. 46(R). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited. Management does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166 (not yet reflected on FASB ASC), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier application prohibited. This Statement must be applied to transfers occurring on or after the effective date. Management does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events. This Statement establishes principles and requirements for subsequent events, setting forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued Accounting Standards Codification ("ASC") 820-10-65-4, Transition Related to FASB Staff Position FAS157-4, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly, emphasizing that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1 ("ASC825"), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This ASC also requires those disclosures in summarized financial information at interim reporting periods. This accounting standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of ASC 825 did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued ASC 320-10-65-1, Transition Related to FSB FAS 115-2 and FAS 124-2 ("ASC 320") which addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. This accounting standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. It does not amend existing recognition and measurement guidance for other-than-temporary impairments. The accounting standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The adoption of ASC 320 did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued ASC 805-20-25-15A, Business Combinations ("ASC 805").  This standard addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805 did not have a material effect on the Company's consolidated financial condition or results of operations.

In January 2009, the FASB issued ASC 325-40-65-1, Transition Related to FSP EITF 99-20-1 ("ASC 325"). This guidance amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The accounting standard also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This accounting standard is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of ASC 325 did not have a material effect on the Company's consolidated financial condition or results of operations.

In December 2008, the FASB issued ASC 715-20-65, Transition Related to FSP FAS 123 (R), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This FSP is effective for fiscal years ending after December 15, 2009. Management does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

ASC 815-10 Derivative and Hedging requires an entity to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance is intended to enhance the current disclosure framework, by requiring the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.

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

At September 30, 2009, the Company had asset cash flow hedges with notional amounts totaling $72.1 million for the purpose of managing interest rate sensitivity. These cash flow hedges included a LIBOR rate swap under which it pays a fixed rate and receives a variable rate. In addition, the Company utilizes a prime interest rate floor contract for the purpose of converting floating rate assets to fixed rate. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

The following table presents the interest rate derivative contracts outstanding at September 30, 2009.

Type (Maturity)	Notional Amount	Rate Received /Floor Rate	Rate Paid	Fair Value
	(Dollars in Thousands)
LIBOR Swap (12/15/2018)	$37,114	2.26%	4.15%	$1,983

Prime Interest Rate Floor (08/15/11)	35,000	7.00%	-	2,216

Total Derivative Contracts:	$72,114			$4,199

Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting standard for disclosures about fair value of financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled. The fair value of impaired loans is determined in accordance with accounting standards and generally results in a specific reserve established through a charge to the provision for loan losses. Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed. Management has determined that the majority of impaired loans are Level 2 assets due to the extensive use of market appraisals. To the extent that market appraisals or other methods do not produce reliable determinations of fair value, these assets are deemed to be Level 3.

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

Derivatives: The Company’s current hedging strategies involve utilizing interest rate floors and interest rate swaps. The fair value of derivatives is recognized as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception and ongoing tests of effectiveness. As of September 30, 2009, the Company had cash flow hedges with a notional amount of $72.1 million.

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

The carrying amount and estimated fair value of the Company's financial instruments, not shown elsewhere in these financial instruments, were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,610,743	$1,623,132	$1,656,125	$1,671,499

Financial liabilities:
Deposits	1,887,529	1,891,817	2,013,525	2,019,964
Other borrowings	7,000	7,067	72,000	71,545

The fair value hierarchy describes three levels of inputs that may be used to measure fair value:

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2009.

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$251,189	$-	$249,189	$2,000
Derivative financial instruments	4,199	-	4,199	-
Total recurring assets at fair value	$255,388	$-	$255,388	$2,000

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

	Fair Value Measurements on a Nonrecurring Basis
	As of September 30, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans carried at fair value	$83,917	$-	$83,917	$-
Other real estate owned	21,923	-	21,923	-
Total nonrecurring assets at fair value	$105,840	$-	$105,840	$-

Pursuant to accounting standards, below is the Company’s reconciliation of Level 3 assets as of September 30, 2009.  Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Impaired Loans
Beginning balance January 1, 2009	$2,000	$1,387
Total gains/(losses) included in net income	-	-
Purchases, sales, issuances, and settlements, net	-	(1,387)
Transfers in or out of Level 3	-	-
Ending balance September 30, 2009	$2,000	$-

NOTE 2 – INVESTMENT SECURITIES

Ameris’ investment policy blends the Company’s liquidity needs and interest rate risk management with its desire to increase income and provide funds for expected growth in loans. The investment securities portfolio consists primarily of U.S. government sponsored mortgage-backed securities and agencies, state and municipal securities and corporate debt securities. Ameris’ portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited. For the small portion of Ameris’ portfolio found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2009, December 31, 2008 and September 30, 2008 are presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)

September 30, 2009:
U. S. government sponsored agencies	$40,115	$594	$-	$40,709
State and municipal securities	39,381	1,368	(21)	40,728
Corporate debt securities	12,181	77	(3,357)	8,901
Mortgage-backed securities	153,524	7,455	(128)	160,851
Total debt securities	$245,201	$9,494	$(3,506)	$251,189

December 31, 2008:
U. S. government sponsored agencies	$130,966	$1,680	$-	$132,646
State and municipal securities	18,095	330	(123)	18,302
Corporate debt securities	12,209	186	(777)	11,618
Mortgage-backed securities	200,128	5,332	(132)	205,328
Total securities	$361,398	$7,528	$(1,032)	$367,894

September 30, 2008:
U. S. government sponsored agencies	$58,875	$229	$(736)	$58,368
State and municipal securities	18,502	244	(135)	18,611
Corporate debt securities	12,709	83	(1,021)	11,771
Mortgage-backed securities	196,461	1,422	(630)	197,253
Total securities	$286,546	1,978	(2,523)	286,002

The amortized cost and fair value of available-for-sale securities at September 30, 2009 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(Dollars in Thousands)

Due in one year or less	$8,012	$8,181
Due from one year to five years	22,585	23,176
Due from five to ten years	45,343	45,973
Due after ten years	15,737	13,008
Mortgage-backed securities	153,524	160,851
	$245,201	$251,189

Securities with a carrying value of approximately $148.3 million were pledged to secure public deposits and other purposes required or permitted by law at September 30, 2009.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in Thousands)
September 30, 2009:
U. S. government sponsored agencies	$-	$-	$-	$-	$-	$-
State and municipal securities	1,802	(11)	605	(10)	2,407	(21)
Corporate debt securities	2,759	(2,418)	2,009	(939)	4,768	(3,357)
Mortgage-backed securities	1,984	(126)	427	(2)	2,411	(128)
Total debt securities	6,545	(2,555)	3,041	(951)	9,586	(3,506)

December 31, 2008:
U. S. government sponsored agencies	$-	$-	$-	$-	$-	$-
State and municipal securities	3,715	(80)	981	(43)	4,696	(123)
Corporate debt securities	2,178	(777)	-	-	2,178	(777)
Mortgage-backed securities	7,264	(83)	2,408	(49)	9,672	(132)
Total debt securities	13,157	(939)	3,389	(93)	16,546	(1,032)

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	September 30,	December 31,	September 30,
	2009	2008	2008
Commercial, financial and agricultural	$185,942	$200,421	$205,565
Real estate – residential	187,327	189,203	419,697
Real estate – commercial and farmland	1,095,471	1,070,483	661,619
Real estate – construction and development	114,208	162,887	360,160
Consumer installment	61,643	64,707	52,769
Other	8,098	8,076	10,299
	$1,652,689	$1,695,777	$1,710,109

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 2009, for the year ended December 31, 2008 and for the nine months ended September 30, 2008 is as follows:

(Dollars in Thousands)	September 30,	December 31,	September 30,
	2009	2008	2008
Balance, January 1	$39,652	$27,640	$27,640
Provision for loan losses charged to expense	25,600	35,030	15,140
Loans charged off	(24,616)	(24,340)	(13,691)
Recoveries of loans previously charged off	1,310	1,322	1,055
Ending balance	$41,946	$39,652	$30,144

The following is a summary of information pertaining to impaired loans for the nine months ended September 30, 2009 and the twelve months ended December 31, 2008:

(Dollars in Thousands)	September 30,	December 31,
	2009	2008
Impaired loans	$83,917	$65,414
Valuation allowance related to impaired loans	$17,449	$9,078
Average investment in impaired loans	71,654	40,940
Interest income recognized on impaired loans	$176	$323
Foregone interest income on impaired loans	$2,923	$4,643

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings.

The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. On an annual basis, the Company engages an independent party to review business strategies as well as current and forecasted levels of earnings and capital. The review is scheduled to be completed during the fourth quarter of 2009.

NOTE 6 - OTHER REAL ESTATE OWNED

The following is an inventory of other real estate as of September 30, 2009:

(Dollars in Thousands)
		Carrying
	Number	Amount
Construction and Development	36	$15,436
Farmland	1	340
1-4 Residential	29	3,674
Non-Farm Non-Residential	11	2,473
Total Other Real Estate Owned	77	$21,923

NOTE 7 – WEIGHTED AVERAGE SHARES OUTSTANDING

Due to the net loss reported for the quarter and the year to date periods ending September 30, 2009, the Company has excluded the effects of options as these would have been anti-dilutive. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	13,630	13,620	13,630	13,612
Plus: Dilutive effect of ISOs	-	16	-	35
Plus: Dilutive effect of Restricted Grants	-	12	-	12
Diluted shares outstanding	13,630	13,648	13,630	13,659

NOTE 8 – OTHER BORROWINGS

The Company has certain borrowing arrangements with various financial institutions that are used in the Company’s operations primarily to fund growth in earning assets when appropriate spreads can be realized. At September 30, 2009, total other borrowings amounted to $7.0 million compared to $138.6 million at September 30, 2008. During the first quarter of 2009, the Company reduced borrowings with the FHLB by $67.5 million and has maintained reduced borrowing levels by attracting and retaining lower cost core deposits. At September 30, 2009, $2.0 million of the other borrowings consisted of borrowings with the FHLB of Atlanta.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	September 30,	September 30,
	2009	2008

Commitments to extend credit	$139,720	$176,985

Standby letters of credit	$3,808	$8,281

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, legislative and regulatory initiatives; additional competition in Ameris’ markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by Ameris; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which Ameris is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in Ameris’ filings with the SEC under the Exchange Act.

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

	2009				2008
(in thousands, except share	Third	Second	First	Fourth	Third
data, taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter
Results of Operations:
Net interest income	$18,812	$18,539	$16,968	$15,972	$19,177
Net interest income (tax equivalent)	18,967	18,721	17,126	15,991	19,691
Provision for loan losses	8,298	9,390	7,912	19,890	8,220
Non-interest income	4,521	4,596	5,496	4,393	4,639
Non-interest expense	15,360	17,729	15,727	16,428	14,761
Income tax (benefit)/expense	(198)	(1,290)	(539)	(5,556)	469
Preferred stock dividends	664	665	589	328	-
Net (loss)/income available to common	(791)	(3,359)	(1,225)	(10,725)	366
shareholders
Selected Average Balances:
Loans, net of unearned income	$1,666,821	$1,674,984	$1,683,615	$1,703,137	$1,698,024
Investment securities	259,605	264,995	359,754	328,956	287,973
Earning assets	2,064,253	2,098,757	2,166,624	2,174,387	2,018,807
Assets	2,244,527	2,285,190	2,346,958	2,354,142	2,192,501
Deposits	1,931,990	2,002,528	2,002,534	1,987,840	1,792,821
Common shareholders’ equity	186,858	188,442	190,395	192,479	186,541
Period-End Balances:
Loans, net of unearned income	$1,652,689	$1,677,045	$1,672,923	$1,695,777	$1,710,109
Earning assets	2,024,442	2,095,599	2,160,427	2,216,681	2,083,193
Total assets	2,207,475	2,285,245	2,346,278	2,407,090	2,257,643
Deposits	1,887,529	1,976,371	2,028,684	2,013,525	1,806,339
Common shareholders' equity	183,605	183,875	188,844	190,331	193,344
Per Common Share Data:
Earnings per share – Basic	$(0.06)	$(0.25)	$(0.09)	$(0.79)	$0.03
Earnings per share – Diluted	(0.06)	(0.25)	(0.09)	(0.79)	0.03
Book value per share	13.52	13.54	13.90	14.06	14.25
End of period shares outstanding	13,684,094	13,685,650	13,688,600	13,638,713	13,668,371
Weighted average shares outstanding
Basic	13,629,895	13,627,852	13,631,494	13,616,617	13,619,734
Diluted	13,629,895	13,627,852	13,631,494	13,616,617	13,647,793
Market Data:
High closing price	$7.47	$8.09	$11.73	$14.21	$15.02
Low closing price	5.93	5.29	3.66	7.19	7.79
Closing price for quarter	7.15	6.32	4.71	11.85	14.85
Average daily trading volume	30,407	28,778	31,931	31,527	43,464
Cash dividends per share	-	0.05	0.05	0.05	0.05
Stock dividend	1 for 130	-	-	-	-
Price to earnings	N/M	N/M	N/M	N/M	N/M
Price to book value	0.53	0.47	0.34	0.84	1.04
Performance Ratios:
Return on average assets	(0.14%)	(0.59%)	(0.21%)	(1.81%)	0.07%
Return on average common equity	(1.68%)	(7.15%)	(2.61%)	(22.17%)	0.78%
Average loan to average deposits	86.27%	84.79%	84.07%	85.67%	94.71%
Average equity to average assets	8.32%	8.25%	8.11%	8.18%	8.51%
Net interest margin (tax equivalent)	3.64%	3.58%	3.21%	2.92%	3.87%
Efficiency ratio (tax equivalent)	65.83%	76.03%	70.01%	80.67%	61.98%

Overview
The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2009 as compared to December 31, 2008 and operating results for the three and nine month periods ended September 30, 2009. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2009

Consolidated Earnings and Profitability
Ameris reported a net loss available to common shareholders of $791,000, or $0.06 per diluted share, for the quarter ended September 30, 2009, compared to net income for the same quarter in 2008 of $366,000, or $0.03 per diluted share. The Company’s return on average assets and average shareholders’ equity decreased in the third quarter of 2009 to (0.14%) and (1.68%), respectively, compared to 0.07% and 0.78% in the third quarter of 2008. The decrease in earnings and profitability during the quarter was primarily due to higher levels of loan loss provisions and costs associated with problem assets.

Net Interest Income and Margins
On a tax equivalent basis, net interest income for the third quarter of 2009 was $18.9 million, a decrease of $724,000 compared to the same quarter in 2008. The Company’s net interest margin fell during the third quarter of 2009 to 3.64% compared to 3.87% during the same quarter in 2008. While the net interest margin decreased from the prior year period, margins for the third quarter of 2009 increased when compared to 3.58% during the second quarter of 2009. The improvement is due primarily to lower funding costs.

Total interest income during the third quarter of 2009 was $28.0 million compared to $32.1 million in the same quarter of 2008. Yields on earning assets fell to 5.44% compared to 6.31% reported in the third quarter of 2008. During the quarter, loan yields decreased when compared to the third quarter of 2008 due primarily to the lower interest rate environment that materialized late in 2008.  Although rates remain at historical lows, spreads on loan production in the Bank’s local markets have improved during the first three quarters of 2009 and have helped to stabilize loan yields for the most recent three quarters.

Interest expense declined significantly, helping to offset declines in interest income. Total interest expense in the third quarter of 2009 amounted to $9.2 million, reflecting a decline of $3.7 million from the same quarter in 2008. Total funding costs declined to 1.83% in the third quarter of 2009 compared to 2.54% at the same time in 2008. The decline in total funding costs relates to savings realized on both deposit funding and non-deposit funding. Deposit costs decreased from 2.59% in the third quarter of 2008 to 1.78% in the current quarter of 2009.  Ongoing efforts to increase low-cost deposit accounts will continue to reduce interest expense.  Savings on non-deposit borrowings reflect lower levels of one and three-month LIBOR as well as lower outstanding balances.  At the end of the third quarter of 2009, the Company’s total non-deposit funding was 2.23% of total assets compared to 8.01% at the same time in 2008.

Provision for Loan Losses and Credit Quality
The Company’s provision for loan losses during the third quarter amounted to $8.3 million, an increase of $78,000 over the $8.2 million recorded in the third quarter of 2008. The higher level in the provision for loan losses reflects the trend in the level of non-performing assets. At the end of the third quarter of 2009, total non-performing assets increased to 6.32% of total loans compared to 2.52% at September 30, 2008.  Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the third quarter of 2009 increased to $11.4 million, compared to $6.7 million in the third quarter of 2008.  For the quarters ended September 30, 2009 and 2008, net charge-offs annualized as a percentage of loans were 2.72% and 1.58%, respectively. The Company’s allowance for loan losses at September 30, 2009 was $42.0 million, or 2.54% of total loans, compared to $30.1 million, or 1.76% of total loans, at September 30, 2008.

Non-interest Income
Total non-interest income for the third quarter of 2009 decreased slightly to $4.5 million from $4.6 million in the third quarter of 2008. The decrease in non-interest income related to declines in service charge revenue as the Company continued to experience lower levels of overdrafts. For the third quarter of 2009, total service charges were $3.5 million when compared to $3.7 million in the same quarter of 2008.   Although service charge revenue remains below the prior year period, the current quarter reflects an increase of $117,000 over the second quarter of 2009.

Non-interest Expense
Total non-interest expenses for the third quarter of 2009 increased to $15.3 million, compared to $14.8 million at the same time in 2008. Salaries and benefits increased 4.2% from the prior year period, primarily due to increases in staffing related to new branches opened late in the second quarter. Occupancy and equipment expense for the third quarter of 2009 was $2.1 million, representing an increase of 11.0% from the same quarter in 2008, which reflected the cost of several new offices opened earlier in 2009. Other operating expenses increased $740,000 during the third quarter of 2009 compared to in the same quarter in 2008. Increases in collection expenses, losses on OREO and costs related to problem loans contributed to the increase in other operating expsenses.  Additionally, FDIC premiums increased from $393,000 in the third quarter of 2008 to $669,000 in the third quarter of 2009.   The increase reflects continued elevated levels of collection expenses, losses on OREO and problem loan expenses, as well as increased FDIC premiums.

Income taxes
Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the third quarter of 2009, the Company reported an income tax benefit of $198,000. This compares to income tax expense of $469,000 in the same period of 2008. The Company’s effective tax rate for the nine months ending September 30, 2009 and 2008 was 36.7% and 35.1%, respectively.

Results of Operations for the Nine Months Ended September 30, 2009

Interest Income
Interest income for the nine months ended September 30, 2009 was $86.7 million, a decline of $11.7 million when compared to $98.5 million for the same period in 2008. Average earning assets for the nine month period increased $132.3 million to $2.11 billion as of September 30, 2009 compared to $2.02 billion as of September 30, 2008. Yield on average earning assets declined to 5.35% from 6.31% for the nine months ended September 30, 2009 and 2008, respectively.

Interest Expense
Total interest expense for the nine months ended September 30, 2009 amounted to $32.4 million, reflecting a decrease of $9.3 million from the same period of 2008. During the nine month period ended September 30, 2009, the Company’s funding costs declined to 2.11% from 2.85% reported in the previous year. In the same period, yields on the Company’s time deposits fell to 3.24% compared to 4.26% for the nine month period ended September 30, 2008. The Company’s non-deposit funding increased to 2.75% from 2.61% compared to the period ended September 30, 2008.

Net Interest Income
Net interest income for the nine months ended September 30, 2009 decreased $2.4 million to $54.3 million compared to $56.7 million for the period ended September 30, 2008. The Company’s net interest margin decreased to 3.48% for the nine months ended September 30, 2009 compared to 3.92% as of September 30, 2008.

Provision for Loan Losses
The provision for loan losses rose to $25.6 million for the nine months ended September 30, 2009 compared to $15.1 million in the same period in 2008. Total non-performing assets increased to $105.8 million at September 30, 2009 from $43.2 million at September 30, 2008. For the nine month period ended September 30, 2009, Ameris had net charge-offs of $23.3 million compared to $12.6 million for the same period in 2008.

Non-interest Income
Non-interest income for the first nine months of 2009 decreased $181,000, or 1.2%, to $14.6 million, compared to the prior year period. Service charges on deposit accounts decreased by 6.6%, or $699,000, to end the nine month period at $9.9 million. During the first quarter of 2009, the Company recognized a gain of approximately $543,000 on the early repayment of FHLB advances, as well as $814,000 in gains on the sale of investment securities. Excluding these items, non-interest income would have declined in the current period by 10.4% to $13.2 million when compared to the same period in 2008. Mortgage banking activities include origination fees, service release premiums and gain on the sales of mortgage loans held-for sale. Mortgage banking activities for the nine months ended September 30, 2009 totaled $2.3 million, a decrease of $137,000, or 5.5%, compared to mortgage banking activities of $2.5 million in the nine months ended September 30, 2008.

Securities
Debt securities with readily determinable fair values are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted equity securities, are classified as other investment securities and are recorded at their fair market value.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity. Therefore, at September 30, 2009, these investments are not considered impaired on an other-than temporary basis.

Non-interest Expense
Non-interest expense for the first nine months of 2009 was $48.8 million representing a $2.5 million increase when compared to the same period in 2008. Salaries and employee benefits of $23.3 million for the nine months ended September 30, 2009 were $1.1 million less than the $24.4 million reported for the same period in 2008. The decrease is due to a 9.5% reduction in the number of full-time equivalent employees, as well as lower incentive accruals. Occupancy and equipment expense increased $497,000 to $6.5 million for the nine months ended September 30, 2009 compared to the same period of 2008 as a result of opening new branch offices in several existing markets. Marketing and advertising expense decreased during the first three quarters of 2009 to $1.3 million compared to $2.4 million during the same period in 2008. At the end of the first nine months of 2009, collection expenses related to problem loans and OREO increased to $2.1 million from $522,000 during the period ended September 30, 2008. Significant components of other non-interest expenses are detailed in the table below.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

FDIC assessments and regulatory charges	$2,733	$669	$702	$393
OREO and problem loan expenses	3,081	581	992	373
Courier, postage, printing and supplies	1,335	1,514	423	483
Professional Fees	955	681	286	34

Income Taxes
For the nine months ended September 30, 2009, the Company recorded an income tax benefit of $2.0 million compared to the $3.5 million tax expense for the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 was 36.9% compared to 35.1% for the same period in 2008. The amount of income tax expense is influenced by the amount of taxable income and the amount of tax-exempt income. Decreases in the tax expense directly correspond to the decrease in taxable income reported at the end of the first nine months of 2009 compared to the first nine months of 2008.

Loans and Allowance for Loan Losses
At September 30, 2009, gross loans outstanding were $1.65 billion, a decrease of $57.4 million, or 3.4%, compared to balances at September 30, 2008. When compared to the period ended December 31, 2008, gross loans declined approximately $43.1 million, or 2.5%. The decline in loans reflects management's focus on reducing higher risk loans within the Bank’s loan portfolio as well as the slower economic environment that has persisted throughout 2009. The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

The Company focuses on the following loan categories: (1) commercial, financial and agricultural, (2) residential real estate, (3) commercial and farmland real estate, (4) construction and development related real estate, and (5) consumer. The Company’s management has strategically located its branches in south and southeast Georgia, north Florida, southeast Alabama and throughout the state of South Carolina to take advantage of the growth in these areas.

The Company’s risk management processes include a loan review program designed to evaluate the credit risk in the loan portfolio and ensure credit grade accuracy. Through the loan review process, the Company conducts (1) a loan portfolio summary analysis, (2) charge-off and recovery analysis, (3) trends in accruing problem loan analysis, and (4) problem and past due loan analysis. This analysis process serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged-off.

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

The allowance for loan losses is established by examining (1) the large classified loans, nonaccrual loans and loans considered impaired and evaluating them individually to determine the specific reserve allocation, and (2) the remainder of the loan portfolio to allocate a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. The Company also considers other factors such as changes in lending policies and procedures; changes in national, regional, and/or local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of either the bank president or lending staff; changes in the volume and severity of past due and classified loans; changes in the quality of the Company’s corporate loan review system; and other factors management deems appropriate.

For the nine month period ended September 30, 2009, the Company recorded net charge-offs totaling $23.3 million compared to $12.6 million for the period ended September 30, 2008. The provision for loan losses for the nine months ended September 30, 2009 increased to $25.6 million compared to $15.1 million during the nine month period ended September 30, 2008. When compared to the period ended September 30, 2008 the loan loss provision increased $10.5 million. The allowance for loan losses totaled $41.9 million, or 2.54% of total loans, at September 30, 2009, compared to $39.7 million, or 2.34% of total loans, and $30.1 million, or 1.76% of total loans, at December 31, 2008 and September 30, 2008, respectively.

The following table presents an analysis of the allowance for loan losses for the year to date periods ended September 30, 2009 and September 30, 2008:

	September 30,	September 30,
(Dollars in Thousands)	2009	2008
Balance of allowance for loan losses at beginning of period	$39,652	$27,640
Provision charged to operating expense	25,600	15,140
Charge-offs:
Commercial, financial and agricultural	2,805	1,635
Real estate – residential	6,948	2,563
Real estate – commercial and farmland	1,661	976
Real estate – construction and development	12,532	7,789
Consumer installment	670	728
Other	-	-
Total charge-offs	24,616	13,691
Recoveries:
Commercial, financial and agricultural	162	203
Real estate – residential	452	169
Real estate – commercial and farmland	246	96
Real estate – construction and development	332	382
Consumer installment	118	204
Other	-	1
Total recoveries	1,310	1,055
Net charge-offs	23,306	12,636
Balance of allowance for loan losses at end of period	$41,946	$30,144
Net annualized charge-offs as a percentage of average loans	1.86%	0.76%
Allowance for loan losses as a percentage of loans at end of period	2.54%	1.76%

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

In late 2008, and continuing into 2009, slowing real estate activity in some of the Company’s markets altered the Company’s risk profile and credit quality deteriorated as a result. Near the end of 2008, instability in the market began to diminish; however, liquidity issues remain in place for certain borrowers leading the Bank to take a proactive stance in identifying new problem loans and increasing the pace of loan workouts through renegotiation with borrowers or through foreclosure. Management believes a shift towards smaller loan transactions in the Bank's markets will allow Ameris to work through this credit cycle faster than otherwise could have been expected.

For the quarter ended September 30, 2009, nonaccrual or impaired loans totaled $83.9 million, an increase of approximately $18.5 million (net of charge-offs) since the period ended December 31, 2008. The increase in nonaccrual loans is reflective of continuing market stress on real estate values in certain of the Company’s markets; particularly values of single family residential building lots and raw land. Total non-performing assets increased $35.7 million to $105.8 million during the year to date period ended September 30, 2009. The increase is attributed to a $17.2 million increase in foreclosed assets and a $18.5 million increase in nonaccrual loans. Non-performing assets as a percentage of loans and repossessed collateral were 6.26%, 4.13% and 2.52% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

Non-performing assets at September 30, 2009, December 31, 2008 and September 30, 2008 were as follows:

	September 30,	December 31,	September 30,
(Dollars in Thousands)	2009	2008	2008
Total nonaccrual loans	$83,917	$65,414	$39,427
Accruing loans delinquent 90 days or more	-	2	1
Other real estate owned and repossessed collateral	21,923	4,742	3,734
Total non-performing assets	$105,840	$70,158	$43,161

Other Real Estate Owned
For the nine months ended September 30, 2009, the Company sold 75 foreclosed assets with an aggregate estimated value of $8.6 million. During the same period, the Company foreclosed on 112 properties with an aggregate estimated value of $27.7 million. Approximately 55.4% of the newly foreclosed assets were construction and development properties.

The following is a summary of other real estate activity for the nine month period ending September 30, 2009:

(Dollars in Thousands)

Balance as of December 31, 2008	$4,742
Write-down	(1,269)
Improvements	59
Loss on sale of foreclosed assets	(706)
Sale of 29 construction and development properties	(3,193)
Sale of 32 residential properties	(2,316)
Sale of 1 farmland property	(17)
Sale of 13 non-farm non-residential properties	(3,106)
Foreclosure on 47 construction and development properties	16,952
Foreclosure on 50 residential properties	5,887
Foreclosure on 15 non-farm non-residential properties	4,891
Balance as of September 30, 2009	$21,923

Commercial Lending Practices
On December 12, 2006, the Federal Bank Regulatory Agencies released guidance on Concentration in Commercial Real Estate Lending. This guidance defines commercial real estate ("CRE") loans as loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property, excluding owner occupied properties (loans for which 50% or more of the source of repayment is derived from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans for owner occupied CRE are generally excluded from the CRE guidance.

The CRE guidance is applicable when either:

(1) Total loans for construction, land development, and other land, net of owner occupied loans, represent 100% or more of a bank’s total risk-based capital; or
(2) Total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land, net of owner occupied loans, represent 300% or more of a bank’s total risk-based capital.

Banks that are subject to the CRE guidance’s criteria are required to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

As of September 30, 2009, the Company exhibited a concentration in commercial real estate (CRE) loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

(1) Within CRE loans, construction and development loans are somewhat dependent upon continued strength in demand for residential real estate, which is reliant on favorable real estate mortgage rates and changing population demographics;
(2) On average, CRE loan sizes are generally larger than non-CRE loan types; and
(3) Certain construction and development loans may be less predictable and more difficult to evaluate and monitor.

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2009 and December 31, 2008. The loan categories and concentrations below are based on Federal Reserve Call codes.

Dollars in Thousands)	September 30, 2009		December 31, 2008
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Construction and development loans	$264,198	16%	$342,160	20%
Multi-family loans	44,289	3%	37,755	2%
Nonfarm non-residential loans	593,332	36%	563,445	34%
Total CRE Loans	$407,819	55%	$943,360	56%
All other loan types	750,870	45%	752,417	44%
Total Loans	$1,652,689	100%	$1,695,777	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company's internal concentration limits as of September 30, 2009 and December 31, 2008.

	Internal	September 30,	December 31,
		2009	2008
	Limit	Actual	Actual
Construction and development	150%	115%	181%

Construction and development, multi-family and	300%	276%	358%

Short-Term Investments
The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At September 30, 2009, the Company’s short-term investments were $114.3 million, compared to $144.4 million and $75.5 million at December 31, 2008 and September 30, 2008, respectively. At September 30, 2009, approximately 100% of the balance was comprised of interest bearing balances, the majority of which were at the FHLB.

Derivative Instruments and Hedging Activities
As of September 30, 2009, the Company had two cash flow hedges with notional amounts totaling $72.1 million. The cash flow hedges consisted of one interest rate floor with a total fair value of approximately $2.0 million and $1.9 million as of September 30, 2009 and 2008, respectively, and a LIBOR swap purchased during the first quarter of 2009 with a total fair value of $2.2 million as of September 30, 2009.

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

As of September 30, 2009, under the regulatory capital standards the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the Bank’s ratios at September 30, 2009, December 31, 2008 and September 30, 2008.

	September 30,	December 31,	September 30,
	2009	2008	2008
Leverage Ratio(tier 1 capital to average assets)	8.69%	7.25%	8.30%
Core Capital Ratio(tier 1 capital to risk weighted assets)	11.28%	9.15%	10.08%
Total Capital Ratio(total capital to risk weighted assets)	12.51%	10.41%	11.33%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20% of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2009 there were $2.0 million in advances outstanding with the FHLB and $5 million in advances outstanding on the Company’s line of credit held with a correspondent bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30,	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	2009
Investment securities available for sale to total
deposits	13.31%	13.35%	16.96%	18.27%	15.83%
Loans (net of unearned income) to total deposits	87.56%	84.85%	82.46%	84.22%	94.67%
Interest-earning assets to total assets	91.71%	92.09%	92.08%	92.09%	92.27%
Interest-bearing deposits to total deposits	89.10%	89.35%	89.76%	89.64%	88.98%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank's liquidity ratios at September 30, 2009 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At September 30, 2009, the Company had one effective interest rate floor with a notional amount totaling $35 million and one effective LIBOR rate swap with a notional amount of $37.1 million. The floor is a hedging specific cash flow associated with certain variable rate loans, has a strike rate of 7.00% and matures August 2011. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -OTHER INFORMATION

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
The Annual Meeting of the Shareholders of the Company was held on May 19, 2009. The proposals set forth below were voted on at the Annual Meeting, with the following results:
	1.	The following director nominees were elected by a plurality vote to serve as Class II directors until the annual meeting to be held in 2012:
		Nominee	For	Authority Withheld
		Glenn A. Kirbo	10,224,130	244,285
		Jimmy D. Veal	10,181,248	287,167

2.
Ratification of the appointment of Porter Keadle Moore, LLP, as the Company’s independent auditor for the fiscal year ended December 31, 2009 by a vote of 10,359,496 for, 64,710 against, and 44,209 abstaining.

	3.	Approval of a non-binding advisory proposal on executive compensation by a vote of 9,588,912 for, 678,224 against, and 201,280 abstaining.

	4.	Approval to transact any other business to come before the Annual Meeting by a vote of 7,805,118 for, 2,569,238 against, 94,059 abstaining.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIS BANCORP
Date: November 9, 2009

 /s/Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President and Chief Financial Officer
(duly authorized signatory and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed March 28, 1996).

3.3
Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4
Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5
Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6
Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7
Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp's Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer