Form 10-K/A
period 2009-12-31
Ameris Bancorp
filed 2010-04-13
CIK 351569

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2009 of Ameris Bancorp (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “Original Report”). This Amendment amends and restates Part IV, Item 15 of the Original Report to include the separate report of the predecessor accountant in Part IV. This report was inadvertently omitted.

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

This amendment has no impact on the financial statements of the registrant for the year ended December 31, 2009. With this Amendment, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

AMERIS BANCORP

Date:	April 13, 2010	By:	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr.,
President and Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

Exhibit No.	Description

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

2.2

Purchase and Assumption Agreement dated as of November 6, 2009 among the Federal Deposit Insurance Corporation, Receiver of United Security Bank, Sparta, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity.*

3.1

Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

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

21.1	Schedule of subsidiaries of Ameris Bancorp.*

23.1	Consent of Porter Keadle Moore, LLP.

23.2	Consent of Mauldin & Jenkins, LLC.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008.*

99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008.*

* Previously filed.

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

Atlanta, Georgia

March 11, 2010

REPORT OF PREDECESSOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ameris Bancorp

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameris Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008, expressed an unqualified opinion of Ameris Bancorp and Subsidiaries’ internal control over financial reporting.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

March 5, 2008

F-2A

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