Form 10-Q
period 2010-03-31
Ameris Bancorp
filed 2010-05-10
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13901

AMERIS BANCORP

(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

310 FIRST STREET, S.E., MOULTRIE, GA 31768

(Address of principal executive offices)

(229) 890-1111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There were 23,516,343 shares of Common Stock outstanding as of April 30, 2010.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2010	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$68,851	$81,060	$54,758
Federal funds sold and interest bearing accounts	200,942	220,363	137,770
Investment securities available for sale, at fair value	248,013	245,556	344,032
Other investments	7,260	7,260	5,702

Loans	1,536,528	1,584,359	1,672,923
Less: allowance for loan losses	33,563	35,762	42,417

Loans, net	1,502,965	1,548,597	1,630,506

Assets covered by loss-sharing agreements	138,227	146,585
Premises and equipment, net	66,523	67,637	65,152
Other real estate owned	34,683	23,316	16,036
FDIC loss-share receivable	45,827	45,840	—
Intangible assets, net	3,364	3,586	3,485
Goodwill	—	—	54,813
Other assets	34,995	34,170	34,024

Total assets	$2,351,650	$2,423,970	$2,346,278

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$222,454	$236,962	$207,686
Interest-bearing	1,865,852	1,886,154	1,820,998

Total deposits	2,088,306	2,123,116	2,028,684
Securities sold under agreements to repurchase	20,640	55,254	18,295
Other borrowings	2,000	2,000	7,000
Other liabilities	5,082	6,367	12,046
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,158,297	2,229,006	2,108,294

Stockholders’ Equity
Preferred stock, par value $1; 5,000,000 shares authorized; 52,000 shares issued	49,691	49,552	49,140
Common stock, par value $1; 30,000,000 shares authorized; 15,374,720, 15,268,430 and 15,228,430 issued	15,375	15,269	15,228
Capital surplus	88,409	88,369	87,879
Retained earnings	43,014	45,346	89,568
Accumulated other comprehensive income	7,676	7,240	6,956
Treasury stock, at cost, 1,334,234, 1,331,102 and 1,331,102 shares	(10,812)	(10,812)	(10,787)

Total stockholders’ equity	193,353	194,964	237,984

Total liabilities and stockholders’ equity	$2,351,650	$2,423,970	$2,346,278

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest Income
Interest and fees on loans	$25,156	$25,727
Interest on taxable securities	2,462	3,657
Interest on nontaxable securities	304	167
Interest on deposits in other banks	57	25
Interest on federal funds sold	12	41

Total Interest Income	27,991	29,617

Interest Expense
Interest on deposits	7,332	12,155
Interest on other borrowings	246	494

Total Interest Expense	7,578	12,649

Net Interest Income	20,413	16,968
Provision for Loan Losses	10,770	7,912

Net Interest Income After Provision for Loan Losses	9,643	9,056

Noninterest Income
Service charges on deposit accounts	3,439	3,035
Mortgage banking activity	554	763
Other service charges, commissions and fees	213	63
Gain on sale of securities	200	713
Other noninterest income	479	922

Total Noninterest Income	4,885	5,496

Noninterest Expense
Salaries and employee benefits	7,826	7,991
Equipment and occupancy expenses	2,027	2,158
FDIC insurance premiums	1,248	360
Data processing and telecommunications expenses	1,763	1,627
Problem loan and OREO expenses	2,020	674
Other non-interest expenses	2,047	2,917

Total Noninterest Expense	16,931	15,727

Loss Before Income Tax Benefit	(2,403)	(1,175)
Applicable Income Tax Benefit	(869)	(539)

Net Loss	$(1,534)	$(636)

Preferred Stock Dividends and Accretion	796	701

Net Loss Available to Common Stockholders	$(2,330)	$(1,337)

Other Comprehensive Income/(loss)
Unrealized holding gain/(loss) arising during period on investment securities available for sale, net of tax of $376	699	2,762
Unrealized gain/(loss) on cash flow hedges arising during period , net of tax benefit of $72	(133)	789
Reclassification adjustment for (gains)/losses included in net income, net of tax benefit of $70	(130)	(463)

Comprehensive Income/(loss)	$(1,894)	$1,751

Basic (loss)/earnings per share	$(0.17)	$(0.10)

Diluted (loss)/earnings per share	$(0.17)	$(0.10)

Weighted Average Common Shares Outstanding
Basic	13,840	13,842
Diluted	13,840	13,842

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(1,534)	$(636)
Adjustments reconciling net loss to net cash provided by operating activities:
Depreciation	943	865
Net gains on sale or disposal of premises and equipment	(249)	(4)
Net losses or write-downs on sale of other real estate owned	1,072	161
Provision for loan losses	10,770	7,912
Amortization of intangible assets	222	146
Net gains on securities available for sale	(200)	(713)
Other prepaids, deferrals and accruals, net	(2,156)	1,735

Net cash provided by operating activities	8,868	9,466

Cash Flows From Investing Activities:
Net decrease in federal funds sold and interest bearing deposits	19,421	6,612
Proceeds from maturities of securities available for sale	14,392	27,073
Purchase of securities available for sale	(22,174)	(8,419)
Proceeds from sales of securities available for sale	6,145	5,351
Net decrease in loans	18,169	7,084
Net decrease in covered assets	8,371	—
Proceeds from sales of other real estate owned	4,253	934
Proceeds from sales of premises and equipment	772	1,647
Purchases of premises and equipment	(352)	(1,553)

Net cash provided by investing activities	48,997	38,729

Cash Flows From Financing Activities:
Net increase/(decrease) in deposits	(34,810)	15,159
Net increase in securities sold under agreements to repurchase	(34,614)	(9,121)
Decrease in other borrowings	—	(65,000)
Dividends paid - preferred stock	(650)	(589)
Dividends paid - common stock	—	(679)

Net cash used in financing activities	(70,074)	(60,230)

Net decrease in cash and due from banks	$(12,209)	$(12,035)

Cash and due from banks at beginning of period	81,060	66,787

Cash and due from banks at end of period	$68,851	$54,758

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts the majority of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2010, the Bank operated 53 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, to minimize risk, each community board and senior managers make lending and community specific decisions. This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain amounts reported for the periods ended December 31, 2009 and March 31, 2009 have been reclassified to conform to the presentation as of March 31, 2010. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Subsequent Events – Stock Offering

On April 20, 2010, the Company completed a registered public offering of shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), in which the Company sold 9,473,125 shares of Common Stock at an offering price of $9.50 per share. The Company’s net proceeds from the offering totaled approximately $84.9 million.

Newly Adopted Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASC No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of U.S. GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on Company’s results of operations, financial position or disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard (SFAS”) No. 167, however this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It is not expected to have a material impact on Company’s results of operations, financial position or disclosures.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on Company’s results of operations, financial position or disclosures.

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

Securities Available for Sale: The fair value of securities available for sale is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds. The level 2 fair value pricing is provided by an independent third-party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities. Federal Home Loan Bank (“FHLB”) stock is included in other investment securities at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

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

Derivatives: The Company’s current hedging strategies involve utilizing interest rate floors and interest rate swaps. The fair value of derivatives is recognized as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception and ongoing tests of effectiveness. As of March 31, 2010, the Company had cash flow hedges with a notional amount of $35.0 million.

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

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial instruments, were as follows:

	March 31, 2010		March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,502,965	$1,513,424	$1,548,597	$1,557,362

Financial liabilities:
Deposits	$2,088,306	$2,090,633	$2,028,684	$2,037,202
Other borrowings	$2,000	$2,012	$7,000	$7,106

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2010 and 2009:

	Fair Value Measurements on a Recurring Basis As of March 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$34,234	$—	$34,234	$—
State and municipal securities	$42,314	$—	$42,314	$—
Corporate debt securities	$9,133	$—	$7,133	$2,000
Mortgage backed securities	$162,332	$—	$162,332	$—
Derivative financial instruments	$1,758	$—	$1,758	$—

Total recurring assets at fair value	$249,771	$—	$247,771	$2,000

	Fair Value Measurements on a Recurring Basis As of March 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$122,382	$—	$122,382	$—
State and municipal securities	$17,998	$—	$17,998	$—
Corporate debt securities	$12,197	$—	$10,197	$2,000
Mortgage backed securities	$184,828	$—	$184,828	$—
Derivative financial instruments	$4,204	$—	$4,204	$—

Total recurring assets at fair value	$341,609	$—	$339,609	$2,000

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$89,649	$—	$89,649	$—
Other real estate owned	32,800	—	—	32,800

Total nonrecurring assets at fair value	$122,449	$—	$89,649	$32,800

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$63,908	$—	$63,908	$—
Other real estate owned	14,271	—	14,271	—

Total nonrecurring assets at fair value	$78,179	$—	$78,179	$—

Pursuant to accounting standards, below is the Company’s reconciliation of Level 3 assets as of March 31, 2010. Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Other Real Estate Owned
Beginning balance January 1, 2010	$2,000	$23,316
Total gains/(losses) included in net income	—	(1,072)
Purchases, sales, issuances, and settlements, net	—	(4,253)
Transfers in or out of Level 3	—	16,692

Ending balance March 31, 2010	$2,000	$34,683

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

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2010, December 31, 2009 and March 31, 2009 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

March 31, 2010:
U. S. government agencies	$33,818	$416	$—	$34,234
State and municipal securities	41,060	1,257	(3)	42,314
Corporate debt securities	12,370	67	(3,304)	9,133
Mortgage-backed securities	154,926	7,595	(189)	162,332

Total debt securities	$242,174	$9,335	$(3,496)	$248,013

December 31, 2009:
U. S. government agencies	$39,194	$416	$(85)	$39,525
State and municipal securities	37,133	1,048	(25)	38,156
Corporate debt securities	12,178	36	(3,539)	8,675
Mortgage-backed securities	151,833	7,536	(169)	159,200

Total securities	$240,338	$9,036	$(3,818)	$245,556

March 31, 2009:
U. S. government agencies	$122,382	$1,258	$—	$123,640
State and municipal securities	17,998	368	(125)	18,241
Corporate debt securities	12,197	52	(1,399)	10,850
Mortgage-backed securities	184,828	6,630	(157)	191,301

Total securities	$337,405	$8,308	$(1,681)	$344,032

The amortized cost and fair value of available-for-sale securities at March 31, 2010 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$6,144	$6,210
Due from one year to five years	28,107	28,584
Due from five to ten years	44,582	45,384
Due after ten years	8,415	5,503
Mortgage-backed securities	154,926	162,332

	$242,174	248,013

Securities with a carrying value of approximately $123.5 million were pledged to secure public deposits and other purposes required or permitted by law at March 31, 2010.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2010:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State and municipal securities	1,132	(3)	—	—	1,132	(3)
Corporate debt securities	870	(130)	4,935	(3,174)	5,805	(3,304)
Mortgage-backed securities	3,249	(33)	1,417	(156)	4,666	(189)

Total debt securities	5,251	(166)	6,352	(3,330)	11,603	(3,496)

December 31, 2009:

U. S. government agencies	$14,908	$(85)	$—	$—	$14,908	$(85)
State and municipal securities	3,200	(22)	613	(3)	3,813	(25)
Corporate debt securities	861	(139)	4,722	(3,400)	5,583	(3,539)
Mortgage-backed securities	—	—	1,408	(169)	1,408	(169)

Total debt securities	$18,969	$(246)	$6,743	$(3,572)	$25,712	$(3,818)

NOTE 3 – LOANS

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Commercial, financial and agricultural	$161,059	$168,046	$183,860
Real estate – residential	177,481	182,483	189,069
Real estate – commercial and farmland	1,040,097	1,063,369	1,077,044
Real estate – construction and development	93,694	100,770	151,539
Consumer installment	56,344	59,108	62,176
Other	7,403	10,583	9,235

	$1,536,528	$1,584,359	$1,672,923

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended March 31, 2010, for the year ended December 31, 2009 and for the three months ended March 31, 2009 is as follows:

(Dollars in Thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Balance, January 1	$35,762	$39,652	$39,652
Provision for loan losses charged to expense	10,770	42,068	7,912

Loans charged off	(13,246)	(47,129)	(5,521)
Recoveries of loans previously charged off	277	1,171	374

Ending balance	$33,563	$35,762	$42,417

The following is a summary of information pertaining to impaired loans for the three months ended March 31, 2010 and the twelve months ended December 31, 2009:

(Dollars in Thousands)	March 31, 2010	December 31, 2009
Impaired loans requiring a valuation allowance	$58,842	$55,504
Impaired loans not requiring a valuation allowance	$30,807	$40,627
Valuation allowance related to impaired loans	$7,207	$6,815
Average investment in impaired loans	$90,984	75,784
Interest income recognized on impaired loans	$22	$523
Foregone interest income on impaired loans	$575	$6,253

NOTE 5 – OTHER REAL ESTATE OWNED

The following is an inventory of other real estate as of March 31, 2010:

(Dollars in Thousands)	Number of Properties	Carrying Amount
Land - Commercial	16	$5,924
Land – Residential	9	2,215
Finished residential lots	52	4,187
Subdivision	4	4,437
SFR properties	86	8,635
Commercial properties	18	8,573
Agricultural land	6	712

Total Other Real Estate Owned	191	$34,683

NOTE 6 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

Total covered assets at March 31, 2010 totaled $138.2 million, compared to $146.6 million at December 31, 2009. The following table summarizes components of covered assets:

(Dollars in Thousands)	American United Bank	United Security Bank	Covered Assets
Covered Loans	$66,439	$92,136	$158,575
Less adjustments related to credit risk	(22,782)	(14,027)	(36,809)
Less adjustments related to liquidity and yield	(407)	(995)	(1,402)

Total Covered Loans	$43,250	$77,114	$120,364

OREO	$10,333	$12,619	$22,952
Less remaining fair value adjustments	(1,585)	(3,504)	(5,089)

Covered OREO	$8,748	$9,115	$17,863

Total Covered Assets	51,998	86,229	138,227

FDIC loss share receivable	24,329	21,497	45,827

Through the end of the first quarter of 2010, the Company had realized losses totaling approximately $17.7 million on the covered loans and OREO at the acquired banks. The fair value adjustments assigned at the acquisition date were sufficient for the losses realized such that no provision for loan losses was required. For the realized losses, the Company has submitted the required loss-share certificates and anticipates a payment totaling approximately $14.2 million.

NOTE 7 – WEIGHTED AVERAGE SHARES OUTSTANDING

Due to the net loss reported for the quarter ending March 31, 2010, the Company has excluded the effects of options as these would have been anti-dilutive. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended March 31,
	2010	2009
	(share data in thousands)
Basic shares outstanding	13,840	13,842
Plus: Dilutive effect of ISOs	—	—
Plus: Dilutive effect of restricted grants	—	—

Diluted shares outstanding	13,840	13,842

NOTE 8 – OTHER BORROWINGS

The Company has certain borrowing arrangements with various financial institutions that are used in the Company’s operations primarily to fund growth in earning assets when appropriate spreads can be realized. At March 31, 2010, total other borrowings amounted to $2.0 million compared to $7.0 million at March 31, 2009. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	March 31, 2010	March 31, 2009

Commitments to extend credit	$149,613	$141,233

Standby letters of credit	$3,967	$4,285

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	2010	2009
(in thousands, except share data, taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations:
Net interest income	$20,413	$19,701	$18,812	$18,539	$16,968
Net interest income (tax equivalent)	20,644	19,939	18,967	18,721	17,126
Provision for loan losses	10,770	16,468	8,298	9,390	7,912
Non-interest income	4,885	43,739	4,521	4,596	5,496
Non-interest expense	16,931	75,982	15,360	17,729	15,727
Income tax (benefit)/expense	(869)	9,323	(198)	(1,290)	(539)
Preferred stock dividends	796	859	796	804	701

Net (loss)/income available to common shareholders	(2,330)	(39,192)	(923)	(3,498)	(1,337)

Selected Average Balances:
Loans, net of unearned income	$1,563,307	$1,669,753	$1,666,821	$1,674,984	$1,683,615
Investment securities	245,895	254,648	259,605	264,995	359,754
Earning assets	2,133,864	2,162,072	2,064,253	2,098,757	2,166,624
Assets	2,377,348	2,374,352	2,244,527	2,285,190	2,346,958
Deposits	2,101,780	2,043,151	1,931,990	2,002,528	2,002,534
Shareholders’ equity	193,278	205,500	236,058	237,642	239,395
Period-End Balances:
Loans, net of unearned income	$1,536,528	$1,584,359	$1,652,689	$1,677,045	$1,672,923

Earning assets	2,116,513	2,194,785	2,024,442	2,095,599	2,160,427
Total assets	2,351,658	2,423,970	2,207,475	2,285,245	2,346,278
Deposits	2,088,306	2,123,116	1,887,529	1,976,371	2,028,684
Common shareholders’ equity	143,670	145,412	183,605	183,875	188,844
Per Common Share Data:
Earnings per share – Basic	$(0.17)	$(2.84)	$(0.06)	$(0.25)	$(0.10)
Earnings per share – Diluted	(0.17)	(2.84)	(0.06)	(0.25)	(0.10)
Common book value per share	10.23	10.44	13.21	13.23	13.59
End of period shares outstanding	14,041,806	13,934,689	13,895,428	13,897,008	13,900,004
Weighted average shares outstanding
Basic	13,840,231	13,846,523	13,840,392	13,838,318	13,842,016
Diluted	13,840,231	13,846,523	13,840,392	13,838,318	13,842,016
Market Data:
High closing price	$10.32	$7.25	$7.47	$8.09	$11.73
Low closing price	7.36	5.13	5.93	5.29	3.66
Closing price for quarter	9.03	7.16	7.15	6.32	4.71
Average daily trading volume	37,715	38,583	30,407	28,778	31,931
Cash dividends per share	—	—	—	0.05	0.05
Stock dividend	1 for 130	1 for 130	1 for 130	—	—
Price to earnings	N/M	N/M	N/M	N/M	N/M
Closing price to book value	0.88	0.68	0.53	0.47	0.34
Performance Ratios:
Return on average assets	(0.26)%	(1.44)%	(0.02)%	(0.47)%	(0.11)%
Return on average common equity	(4.33)%	(16.58)%	(0.27)%	(5.73)%	(1.35)%
Average loan to average deposits	74.86%	81.72%	86.27%	84.79%	84.07%
Average equity to average assets	8.13%	8.13%	8.32%	8.25%	8.11%
Net interest margin (tax equivalent)	3.92%	3.59%	3.64%	3.58%	3.21%
Efficiency ratio (tax equivalent)	66.93%	85.10%	65.83%	76.03%	70.01%

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2010 as compared to December 31, 2009 and operating results for the three month period ended March 31, 2010. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2010

Consolidated Earnings and Profitability

Ameris reported a net loss available to common shareholders of $2.3 million, or $0.17 per diluted share, for the quarter ended March 31, 2010, compared to a net loss for the same quarter in 2009 of $1.3 million, or $0.10 per diluted share. The Company’s return on average assets and average shareholders’ equity decreased in the first quarter of 2010 to (0.26%) and (4.33%), respectively, compared to (0.21%) and (1.35%) in the first quarter of 2009. The decrease in earnings and profitability during the quarter was primarily due to higher levels of loan loss provisions and costs associated with problem assets.

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the first quarter of 2010 was $20.6 million, an increase of $3.5 million compared to the same quarter in 2009. The Company’s net interest margin increased during the first quarter of 2010 to 3.92% compared to 3.21% during the same quarter in 2009. The continued improvement in the net interest margin is due to a combination of reduced funding costs and relatively steady loan yields.

Total interest income during the first quarter of 2010 was $28.0 million compared to $29.6 million in the same quarter of 2009. Yields on earning assets fell to 5.36% compared to 5.57% reported in the first quarter of 2009. The

Company continues to carry higher average levels of short-term assets than in the past as loan and investment opportunities are not abundant. The increase in short-term assets as a percentage of total earning assets contributed to the decline in overall yields on earning assets. During the first quarter of 2010, short-term assets averaged 9.3% of total earning assets compared to 5.4% in the same quarter in 2009.

Interest expense declined significantly as the Company continued to improve its deposit mix and reduce deposit costs across its footprint. Total interest expense in the first quarter of 2010 amounted to $7.6 million, reflecting a decline of $5.0 million from the same quarter in 2009.

Total funding costs declined to 1.41% in the first quarter of 2010 compared to 2.45% at the same time in 2009. The decline in total funding costs relates to savings realized on both deposit funding and non-deposit funding. Deposit costs decreased from 2.46% in the first quarter of 2009 to 1.41% in the current quarter of 2010. Ongoing efforts to increase the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 58.3% of total deposits in the first quarter of 2010 compared to 44.9% during the first quarter of 2009.

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the first quarter of 2010 amounted to $10.8 million compared to $16.5 million in the fourth quarter of 2009 and to $7.9 million in the first quarter of 2009. The higher level in the provision for loan losses compared to the same quarter in 2009 reflects the trend in the level of non-performing assets, whereas the lower level compared to the fourth quarter of 2009 reflects a slowdown in problem loan formation relative to what the Company experienced in the last part of 2009. At the end of the first quarter of 2010, total non-performing assets decreased to 5.21% of total assets compared to 3.33% at March 31, 2009. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the first quarter of 2010 increased to $12.9 million, compared to $5.1 million in the first quarter of 2009. For the quarters ended March 31, 2010 and 2009, net charge-offs annualized as a percentage of loans were 3.42% and 1.23%, respectively. The Company’s allowance for loan losses at March 31, 2010 was $33.6 million, or 2.18% of total loans, compared to $42.4 million, or 2.54% of total loans, at March 31, 2009.

Non-interest Income

Total non-interest income for the first quarter of 2010 decreased slightly to $4.9 million from $5.5 million in the first quarter of 2009. The decrease in non-interest income related to lower gains on sales of securities which were $200,000 in the first quarter of 2010 as compared to $713,000 during the same period in 2009. Also during the first quarter of 2009, the Company recognized a gain of $543,000 related to the early repayment of FHLB advances. Services charges on deposit accounts increased to $3.4 million in the first quarter of 2010 compared to $3.0 million in the same quarter of 2009. Increased levels of accounts subject to service charges were the primary reason for the increase over prior year levels.

Non-interest Expense

Total non-interest expenses for the first quarter of 2010 increased to $16.9 million, compared to $15.7 million at the same time in 2009. Salaries and benefits decreased 2.1% from the prior year period, primarily due to decreases in staffing as well as reduced levels of retirement benefits. Equipment and occupancy expenses for the first quarter of 2010 amounted to $2.0 million, representing a decrease of $131,000 from the same quarter in 2009. This decline in occupancy related charges was primarily due to lower levels of repairs and maintenance as well as significantly reduced new branching activities as compared to the same quarter in 2009. Increases in FDIC insurance premiums reflect the general increase in premiums experienced across the industry due to increases in bank failures. The Company prepaid three years of expected insurance premiums in 2009 totaling approximately $12.3 million. Increases in problem loan and OREO related expenses amounted to $1.3 million and were the result of increases in non-performing assets experienced since the first quarter of 2009. Other noninterest expenses in the first quarter of 2010 declined $870,000 to $2.0 million when compared to the same quarter in 2009. This decline resulted primarily from lower levels of marketing and advertising which declined from $716,000 in the first quarter of 2009 to $280,000 in the first quarter of 2010.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2010, the Company reported an income tax benefit of $869,000 compared to a benefit of $539,000 in the same period of 2009. The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 36.17% and 45.9%, respectively.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity. Therefore, at March 31, 2010, these investments are not considered impaired on an other-than temporary basis.

Loans and Allowance for Loan Losses

At March 31, 2010, gross loans outstanding were $1.54 billion, a decrease of $136.4 million, or 8.2%, compared to balances at March 31, 2009. When compared to the period ended December 31, 2009, gross loans declined approximately $47.8 million, or 3.0%. The decline in loans reflects management’s focus on reducing higher risk loans within the Bank’s loan portfolio as well as the slower economic environment that persisted throughout 2009 and the first quarter of 2010. The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

The Company focuses on the following loan categories: (1) commercial, financial and agricultural, (2) residential real estate, (3) commercial and farmland real estate, (4) construction and development related real estate, and (5) consumer. The Company’s management has strategically located its branches in select markets in south and southeast Georgia, north Florida, southeast Alabama and throughout the state of South Carolina to take advantage of the growth in these areas.

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

For the three month period ended March 31, 2010, the Company recorded net charge-offs totaling $13.0 million compared to $5.1 million for the period ended March 31, 2009. The provision for loan losses for the three months ended March 31, 2010 increased to $10.8 million compared to $5.1 million during the three month period ended March 31, 2009. At the end of the first quarter of 2010, the allowance for loan losses totaled $33.6 million, or 2.18% of total loans, compared to $35.8 million, or 2.26% of total loans, at December 31, 2010 and $42.4 million, or 2.54% of total loans, at March 31, 2009.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2010 and March 31, 2009:

(Dollars in Thousands)	March 31, 2010	March 31, 2009
Balance of allowance for loan losses at beginning of period	$35,762	$39,652
Provision charged to operating expense	10,770	7,912
Charge-offs:
Commercial, financial and agricultural	2,008	1,389
Real estate – residential	924	1,738
Real estate – commercial and farmland	4,593	277
Real estate – construction and development	5,576	1,930
Consumer installment	145	187
Other	—	—

Total charge-offs	13,246	5,521

Recoveries:
Commercial, financial and agricultural	78	82
Real estate – residential	28	8
Real estate – commercial and farmland	64	230
Real estate – construction and development	64	10
Consumer installment	43	44
Other	—	—

Total recoveries	277	374

Net charge-offs	12,969	5,147

Balance of allowance for loan losses at end of period	$33,563	$42,417

Net annualized charge-offs as a percentage of average loans	3.32%	1.23%
Allowance for loan losses as a percentage of loans at end of period	2.18%	2.54%

Covered Assets

Total covered assets declined during the first quarter of 2010 to $138.2 million, compared to $146.6 million at December 31, 2009. Covered loans declined to $120.4 million at the end of the first quarter, representing a decline of approximately $137.2 million when compared to December 31, 2009. Additional detail on covered loans is shown below:

The Company acquired American United Bank on October 23, 2009 and United Security Bank on November 6, 2009. Little activity in the loan or OREO accounts occurred between the acquisition date and the end of 2009. Subsequent to December 31, 2009, the Company has accelerated its resolution efforts on loans with deterioration of credit as well as OREO and expects to see continued declines in these balances for several quarters.

(Dollars in Thousands)	March 31, 2010	December 31, 2009	Acquisition Dates
Loans with credit quality deterioration	$47,161	$50,956	$58,552
Loans without credit quality deterioration	73,204	75,172	81,576
Total covered loans	120,365	126,128	140,128

Collection efforts since the FDIC assisted acquisitions in the fourth quarter of 2009 have proceeded according to expectations. To date, the Company has not experienced cumulative losses in excess of the initial marks recorded as of the purchase dates.

Covered OREO increased during the first quarter to $17.9 million, compared to $9.3 million at December 31, 2009. A breakdown of covered OREO by type is seen in the following table:

Property Type	March 31, 2010	December 31, 2009	Acquisition Dates
Single family residential	$3,893	$3,119	$3,119
Non-farm, non-residential	5,622	2,893	2,893
Construction and development
Residential lots	4,528	1,588	1,588
Land – Commercial	1,970	1,71714	117
Land – residential	1,849	1,803	1,619
Subdivisions	—	—	—

Covered OREO	$17,862	$11,120	$9,336

At the date of acquisition, the Company recorded a receivable from the FDIC totaling approximately $45.8 million, representing the portion of losses for which the Company could expect reimbursement under the loss-share agreements. The Company has experienced $17.7 million of losses through March 31, 2010, and submitted certificates for repayment totaling $14.2 million that are expected to be collected during the second quarter of 2010.

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

For the quarter ended March 31, 2010, nonaccrual or impaired loans totaled $89.6 million, a decrease of approximately $6.5 million since December 31, 2009. The decrease in nonaccrual loans is due to success in the foreclosure and resolution process as well as a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 5.29%, 4.85% and 3.33% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

Non-performing assets at March 31, 2010, December 31, 2009 and March 31, 2009 were as follows:

(Dollars in Thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Total nonaccrual loans	$89,649	$96,131	$63,908
Accruing loans delinquent 90 days or more	—	—	2
Other real estate owned and repossessed collateral	34,683	21,551	14,271

Total non-performing assets	$124,332	$117,682	$78,181

Other Real Estate Owned

For the three months ended March 31, 2010, the Company sold 26 foreclosed assets with an aggregate estimated value of $4.3 million. During the same period, the Company foreclosed on 68 properties with an aggregate estimated value of $16.7 million. During the first quarter of 2010, 35% of the newly foreclosed properties were construction and development properties, 30% were residential properties and 34% were commercial real estate properties.

Activity in non-performing assets is seen in the table below:

	For the quarter ended March 31, 2010
	Non-performing loans	Other real estate owned	Non-performing assets
Beginning Balance	96,131	23,316	119,447
Loans placed on non-accrual	24,302	—	24,302
Payments received	(846)	—	(846)
Loan charge-offs	(13,246)	—	(13,246)
Foreclosures	(16,692)	16,692	—
Note/property sales	—	(4,253)	(4,253)
Writedowns	—	(585)	(585)
Net gains (losses) on sales	—	(487)	(487)

Ending Balance	89,649	34,683	124,332

Commercial Lending Practices

On December 12, 2006, the Federal Bank Regulatory Agencies released guidance on Concentration in Commercial Real Estate Lending. This guidance defines commercial real estate (“CRE”) loans as loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property, excluding owner occupied properties (loans for which 50% or more of the source of repayment is derived from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans for owner occupied CRE are generally excluded from the CRE guidance.

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

As of March 31, 2010, the Company exhibited a concentration in commercial real estate (CRE) loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2010 and December 31, 2009. The loan categories and concentrations below are based on Federal Reserve Call codes and include “covered” loans.

(Dollars in Thousands)	March 31, 2010		December 31, 2009
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$235,237	14%	$259,412	15%
Multi-family loans	49,257	3%	49,158	3%
Nonfarm non-residential loans	722,079	44%	758,369	44%

Total CRE Loans	$1,006,573	61%	$1,066,939	62%
All other loan types	644,910	39%	646,717	38%

Total Loans	$1,651,483	100%	$1,713,656	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of March 31, 2010 and December 31, 2009.

	Internal Limit	March 31, 2010	December 31, 2009
		Actual	Actual
Construction and development	150%	115%	181%

Construction and development, multi-family and	300%	276%	358%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At March 31, 2010, the Company’s short-term investments were $200.9 million, compared to $220.3 million and $137.8 million at December 31, 2009 and March 31, 2009, respectively. At March 31, 2010 approximately 97.3% of the balance was comprised of interest bearing balances, the majority of which were at the FHLB.

Derivative Instruments and Hedging Activities

As of March 31, 2010, the Company had one cash flow hedge with a notional amount totaling $35.0 million. The cash flow hedge is an interest rate floor with a total fair value of approximately $1.8 million and $1.9 million as of March 31, 2010 and December 31, 2009, respectively. The interest rate floor matures on August 15, 2011.

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

As of March 31, 2010, under the regulatory capital standards the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the Bank’s ratios at March 31, 2010, December 31, 2009 and March 31, 2009.

	March 31, 2010	December 31, 2009	March 31, 2009
Leverage Ratio (tier 1 capital to average assets)	9.26%	9.61%	7.27%
Core Capital Ratio (tier 1 capital to risk weighted assets)	13.38%	13.27%	9.79%
Total Capital Ratio (total capital to risk weighted assets)	14.64%	14.53%	11.06%

Recent Developments

On November 21, 2008, the Company, elected to participate in the Capital Purchase Program (“CPP”) established under the Emergency Economic Stabilization Act of 2008 (“EESA”). Accordingly, on such date, the Company issued and sold to the United States Treasury (“Treasury”), for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the “Preferred Shares”) of the Company’s fixed rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of the Common Stock at an exercise price of $11.48 per share. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter, but such dividends will be paid only if, as and when declared by the Company’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock (and pari passu with the Company’s other authorized preferred stock, of which no shares are currently designated or outstanding) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Company at 100% of their liquidation preference

The Purchase Agreement pursuant to which the Preferred Shares and the Warrant were sold contains limitations on the payment of dividends on the Common Stock (including with respect to the payment of cash dividends in excess of $0.05 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008) and on the Company’s ability to repurchase its Common Stock, and subjects the Company to certain of the executive compensation limitations included in the EESA.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2010 there were $2.0 million in advances outstanding with the FHLB and $5 million in advances outstanding on the Company’s line of credit held with a correspondent bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Investment securities available for sale to total deposits	11.88%	11.57%	13.31%	13.35%	16.96%
Loans (net of unearned income) to total deposits [1]	73.58%	74.62%	87.56%	84.85%	82.46%
Interest-earning assets to total assets	84.74%	84.88%	91.71%	92.09%	92.08%
Interest-bearing deposits to total deposits	89.35%	88.84%	89.10%	89.35%	89.76%

1 - loans exclude covered assets where appropriate

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2010 were considered satisfactory.  The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At March 31, 2010, the Company had one effective interest rate floor with a notional amount totaling $35 million. The floor is hedging specific cash flows associated with variable rate loans, has a strike rate of 7.00% and matures August 2011. Additionally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk”. The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company’s asset/liability management program, the timing of repriced assets and liabilities is referred to as “Gap management”.

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

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Nothing to report with respect to the period covered by this report.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer