Form 10-Q
period 2010-06-30
Ameris Bancorp
filed 2010-08-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 23,625,065 shares of Common Stock outstanding as of August 3, 2010

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2010	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$54,444	$81,060	$46,773
Federal funds sold and interest bearing accounts	240,075	220,363	163,343
Investment securities available for sale, at fair value	237,764	245,556	257,771
Other investments	7,752	7,260	4,441

Loans	1,493,126	1,584,359	1,677,045
Covered loans	192,545	137,248	—
Less: allowance for loan losses	34,468	35,762	44,998

Loans, net	1,651,204	1,685,845	1,632,047
Other real estate	41,079	23,316	19,180
Covered other real estate	25,845	9,337	—
Total other real estate	66,924	32,653	19,180
FDIC indemnification asset	59,179	45,840	—
Premises and equipment, net	66,708	67,637	67,334
Intangible assets, net	3,314	3,586	3,339
Goodwill	—	—	54,813
Other assets	34,546	34,170	36,204

Total assets	$2,421,910	$2,423,970	$2,285,245

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$218,012	$236,962	$210,456
Interest-bearing	1,862,014	1,886,154	1,765,915

Total deposits	2,080,026	2,123,116	1,976,371
Securities sold under agreements to repurchase	17,600	55,254	16,484
Other borrowings	—	2,000	7,000
Other liabilities	7,145	6,367	9,967
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,147,040	2,229,006	2,052,091

Stockholders’ Equity
Preferred stock, par value $1; 5,000,000 shares authorized; 52,000 shares issued	49,832	49,552	49,279
Common stock, par value $1; 30,000,000 shares authorized; 24,961,239, 15,379,131 and 15,339,131 issued	24,961	15,379	15,339
Capital surplus	165,398	89,389	89,019
Retained earnings	37,665	44,216	84,293
Accumulated other comprehensive income	7,834	7,240	6,033
Treasury stock, at cost, 1,334,234, 1,334,224 and 1,334,030 shares	(10,820)	(10,812)	(10,810)

Total stockholders’ equity	274,870	194,964	233,154

Total liabilities and stockholders’ equity	$2,421,910	$2,423,970	$2,285,245

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$28,187	$25,829	$53,343	$51,556
Interest on taxable securities	2,502	2,906	4,964	6,563
Interest on nontaxable securities	299	255	603	422
Interest on deposits in other banks and federal funds sold	109	110	178	176

Total Interest Income	31,097	29,100	59,088	58,717

Interest Expense
Interest on deposits	7,084	10,030	14,416	22,185
Interest on other borrowings	154	531	400	1,025

Total Interest Expense	7,238	10,561	14,816	23,210

Net Interest Income	23,859	18,539	44,272	35,507
Provision for Loan Losses	18,608	9,390	29,378	17,302

Net Interest Income After Provision for Loan Losses	5,251	9,149	14,894	18,205

Noninterest Income
Service charges on deposit accounts	3,620	3,393	7,059	6,428
Mortgage banking activity	675	877	1,229	1,640
Other service charges, commissions and fees	232	77	445	140
Gain on acquisitions	8,208	—	8,208	—
Gain on sale of securities	—	101	200	814
Other noninterest income	313	148	793	1,070

Total Noninterest Income	13,049	4,596	17,934	10,092

Noninterest Expense
Salaries and employee benefits	8,027	7,899	15,853	15,890
Equipment and occupancy expenses	2,025	2,224	4,052	4,382
Amortization of intangible assets	186	147	457	293
Data processing and telecommunications expenses	2,077	1,704	3,840	3,331
Advertising and marketing expenses	143	439	302	1,013
Other non-interest expenses	10,925	5,316	15,810	8,547

Total Noninterest Expense	23,383	17,729	40,314	33,456

Loss Before Tax Benefit	(5,083)	(3,984)	(7,486)	(5,159)
Applicable Income Tax Benefit	(1,664)	(1,290)	(2,533)	(1,829)

Net Loss	$(3,419)	$(2,694)	$(4,953)	$(3,330)

Preferred Stock Dividends	799	804	1,595	1,505

Net Loss Available to Common Shareholders	(4,218)	(3,498)	(6,548)	(4,835)

Other Comprehensive Income
Unrealized holding gain/(loss) arising during period on investment securities available for sale, net of tax	374	(1,774)	1,073	(1,195)
Unrealized gain/(loss) on cash flow hedges arising during period , net of tax	(216)	917	(349)	1,239
Reclassification adjustment for (gains) included in net income, net of tax	—	(66)	(130)	(529)

Comprehensive Income	$(4,060)	$(4,424)	$(5,954)	$(5,320)

Basic and Diluted (loss)/earnings per share	$(0.20)	$(0.25)	$(0.37)	$(0.35)

Weighted Average Common Shares Outstanding
Basic and Diluted	21,321	13,904	17,569	13,906

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	June 30, 2010		June 30, 2009
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$49,552	52,000	$49,028
Accretion of fair value of warrant	—	280	—	251

Issued at end of period	52,000	$49,832	52,000	$49,279

COMMON STOCK
Issued at beginning of period	15,379,131	$15,379	15,289,625	$15,290
Issuance of common stock	9,473,125	9,473	—	—
Issuance of restricted shares	113,800	114	—	—
Cancellation of restricted shares	(8,500)	(9)	48,750	49
Proceeds from exercise of stock options	3,683	4	756	1

Issued at end of period	24,961,239	$24,961	15,339,131	$15,339

CAPITAL SURPLUS
Balance at beginning of period		$89,389		$88,771
Stock-based compensation		243		292
Issuance of common stock		75,797		—
Proceeds from exercise of stock options		26		5
Issuance of restricted shares		(66)		(49)
Cancellation of restricted shares		9		—
Tax adjustment for vesting of restricted shares		—		—

Balance at end of period		$165,398		$89,019

RETAINED EARNINGS
Balance at beginning of period		$44,216		$90,539
Net (loss)/income		(4,953)		(3,330)
Dividends on preferred shares		(1,308)		(1,254)
Accretion of fair value warrant		(287)		(304)
Cash dividends on common shares		(3)		(1,358)

Balance at end of period		$37,665		$84,293

OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gains (losses) on securities and derivatives:
Balance at beginning of period		$7,240		$6,518
Accumulated other comprehensive income		594		(485)

Balance at end of period		$7,834		$6,033

TREASURY STOCK
Balance at beginning of period		$10,812		$10,787
Purchase of treasury shares		8		23

Balance at end of period		$10,820		$10,810

TOTAL STOCKHOLDER’S EQUITY		$274,870		$233,154

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(4,953)	$(3,330)
Adjustments reconciling net loss to net cash provided by operating activities:
Depreciation	1,742	1,808
Net (gains)/losses on sale or disposal of premises and equipment	(397)	96
Net losses or write-downs on sale of other real estate owned	5,048	782
Provision for loan losses	29,378	17,302
Gain on FDIC assisted acquisition, net of tax	(5,155)	—
Amortization of intangible assets	457	293
Net gains on securities available for sale	(200)	(794)
Other prepaids, deferrals and accruals, net	(4,335)	1,872

Net cash provided by operating activities	21,585	18,029

Cash Flows From Investing Activities:
Net increase in federal funds sold and interest bearing deposits	(19,712)	(18,960)
Proceeds from maturities of securities available for sale	51,596	124,501
Purchase of securities available for sale	(37,857)	(48,191)
Proceeds from sales of securities available for sale	6,145	31,879
Net (increase) / decrease in loans	37,232	(13,503)
Proceeds from sales of other real estate owned	15,983	5,060
Proceeds from sales of premises and equipment	1,584	1,647
Purchases of premises and equipment	(2,000)	(4,778)
Decrease in FDIC indemnification asset	9,061	—
Cash paid in FDIC-assisted acquisition	(35,657)	—

Net cash provided by investing activities	26,375	77,655

Cash Flows From Financing Activities:
Net increase/(decrease) in deposits	(118,885)	(37,154)
Net increase in securities sold under agreements to repurchase	(37,654)	(10,932)
Decrease in other borrowings	(2,000)	(65,000)
Dividends paid - preferred stock	(1,308)	(1,254)
Dividends paid - common stock	—	(1,358)
Issuance of common stock	85,270	—

Net cash used in financing activities	(74,577)	(115,698)

Net decrease in cash and due from banks	$(26,616)	$(20,014)

Cash and due from banks at beginning of period	81,060	66,787

Cash and due from banks at end of period	$54,444	$46,773

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts the majority of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2010, the Bank operated 53 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, to minimize risk, each community board and senior managers make lending and community specific decisions. This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain amounts reported for the periods ended December 31, 2009 and June 30, 2009 have been reclassified to conform to the presentation as of June 30, 2010. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Newly Adopted Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30, Loans and Debt Securities Acquired with Deterioration of Credit Quality (“ASC” 310-30). ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring (“TDR”) or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of these loans from the pool even if the modification of these loans would otherwise be considered a TDR. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable. Existing disclosures were amended to require a rollforward of the allowance for loan losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans. Nonaccrual and impaired loans by class must also be shown. ASU No. 2010-20 also requires disclosures regarding: 1) credit quality indicators by class, 2) aging of past due loans by class, 3) TDRs by class and their effect on the allowance for loan losses, 4) defaults on TDRs by class and their effect on the allowance for loan losses, and 5) significant purchases and sales of loans disaggregated by portfolio segment. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period type disclosures. Activity related disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2010-20 will have an impact on the Company’s disclosures, but not its financial position or results of operations.

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

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the loan will not be collected as scheduled. The fair value of impaired loans is determined in accordance with accounting standards and generally results in a specific reserve established through a charge to the provision for loan losses. Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed. Management has determined that the majority of impaired loans are Level 2 assets due to the extensive use of market appraisals. To the extent that market appraisals or other methods do not produce reliable determinations of fair value, these assets are deemed to be Level 3.

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

Derivatives: The Company’s current hedging strategies involve utilizing interest rate floors and interest rate swaps. The fair value of derivatives is recognized as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception and ongoing tests of effectiveness. As of June 30, 2010, the Company had cash flow hedges with a notional amount of $35.0 million.

Other Real Estate Owned: The fair value of other real estate owned (“OREO”) is determined using certified appraisals that value the property at its highest and best uses by applying traditional valuation methods common to the industry. The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale. Management has determined that in some cases the valuation method for other real estate does not produce estimates of fair value that represents disposal level values for assets management is actively, sometimes aggressively marketing. Because of this, management routinely applies discounts to appraisals and as such have classified these assets as level 3..

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial instruments, were as follows:

	June 30, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,651,204	$1,662,689	$1,632,047	$1,644,118

Financial liabilities:
Deposits	$2,080,026	$2,082,649	$1,976,371	$1,982,813
Other borrowings	$—	$—	$7,000	$7,088

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2010 and 2009:

	Fair Value Measurements on a Recurring Basis As of June 30, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$19,914	$—	$19,914	$—
State and municipal securities	43,910	$—	43,910	$—
Corporate debt securities	9,585	$—	7,585	$2,000
Mortgage backed securities	164,355	$—	164,355	$—
Derivative financial instruments	$1,505	$—	$1,505	$—

Total recurring assets at fair value	$239,269	$—	$237,269	$2,000

	Fair Value Measurements on a Recurring Basis As of December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$39,525	$—	$39,525	$—
State and municipal securities	$38,156	$—	$38,156	$—
Corporate debt securities	$8,675	$—	$6,675	$2,000
Mortgage backed securities	$159,200	$—	$159,200	$—
Derivative financial instruments	$1,882	$—	$1,882	$—

Total recurring assets at fair value	$247,438	$—	$245,438	$2,000

	Fair Value Measurements on a Recurring Basis As of June 30, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$40,535	$—	$40,535	$—
State and municipal securities	$38,365	$—	$38,365	$—
Corporate debt securities	$10,402	$—	$8,402	$2,000
Mortgage backed securities	$168,469	$—	$168,469	$—
Derivative financial instruments	$5,614	$—	$5,614	$—

Total recurring assets at fair value	$263,385	$—	$261,385	$2,000

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans, net of valuation allowance	$82,071	$—	$82,071	$—
Other real estate owned	41,079	—	—	41,079
Covered loans	192,545	—	—	192,545
Covered other real estate owned	25,845	—	—	25,845

Total non-recurring assets at fair value	$341,540	$—	$82,071	$259,469

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$81,050	$—	$81,050	$—
Other real estate owned	23,316	—	—	23,316
Covered loans	137,248	—	—	137,248
Covered other real estate owned	9,337	—	—	9,337

Total nonrecurring assets at fair value	$250,951	$—	$81,050	$169,901

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$57,418	$—	$57,418	$—
Other real estate owned	18,980	—	18,980	—

Total nonrecurring assets at fair value	76,398	—	76,398	—

Pursuant to accounting standards, below is the Company’s reconciliation of Level 3 assets as of June 30, 2010. Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Other Real Estate Owned	Covered Loans	Covered Other Real Estate
Beginning balance January 1, 2010	$2,000	$23,316	137,248	9,337
Total gains/(losses) included in net income	—	(5,048)	2,353	—
Purchases, sales, issuances, and settlements, net	—	(16,753)	52,944	16,508
Transfers in or out of Level 3	—	39,564	—	—

Ending balance June 30, 2010	$2,000	$41,079	192,545	25,845

NOTE 2 – COMMON STOCK OFFERING

On April 20, 2010, the Company completed a registered public offering of shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), in which the Company sold 9,473,125 shares of Common Stock at an offering price of $9.50 per share. The Company’s net proceeds from the offering totaled approximately $85.3 million.

NOTE 3 – INVESTMENT SECURITIES

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

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2010, December 31, 2009 and June 30, 2009 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

June 30, 2010:
U. S. government agencies	$19,329	$585	$—	$19,914
State and municipal securities	42,823	1,100	(13)	43,910
Corporate debt securities	12,635	92	(3,142)	9,585
Mortgage-backed securities	156,307	8,110	(62)	164,355

Total debt securities	$231,094	$9,887	$(3,217)	$237,764

December 31, 2009:
U. S. government agencies	$39,194	$416	$(85)	$39,525
State and municipal securities	37,133	1,048	(25)	38,156
Corporate debt securities	12,178	36	(3,539)	8,675
Mortgage-backed securities	151,833	7,536	(169)	159,200

Total securities	$240,338	$9,036	$(3,818)	$245,556

June 30, 2009:
U. S. government agencies	$40,138	$524	$(127)	$40,535
State and municipal securities	38,347	394	(376)	38,365
Corporate debt securities	12,183	51	(1,832)	10,402
Mortgage-backed securities	163,330	5,337	(198)	168,469

Total securities	$253,998	$6,306	$(2,533)	$257,771

The amortized cost and fair value of available-for-sale securities at June 30, 2010 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$3,368	$3,385
Due from one year to five years	15,186	15,595
Due from five to ten years	39,590	40,499
Due after ten years	16,643	13,930
Mortgage-backed securities	156,307	164,355

	$231,094	237,764

Securities with a carrying value of approximately $118.1 million were pledged to secure public deposits and other purposes required or permitted by law at June 30, 2010.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
June 30, 2010:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State and municipal securities	2,488	(9)	921	(4)	3,409	(13)
Corporate debt securities	916	(84)	5,045	(3,058)	5,961	(3,142)
Mortgage-backed securities	3,072	(1)	1,509	(61)	4,581	(62)

Total debt securities	6,476	(94)	7,475	(3,123)	13,951	(3,217)

December 31, 2009:
U. S. government agencies	$14,908	$(85)	$—	$—	$14,908	$(85)
State and municipal securities	3,200	(22)	613	(3)	3,813	(25)
Corporate debt securities	861	(139)	4,722	(3,400)	5,583	(3,539)
Mortgage-backed securities	—	—	1,408	(169)	1,408	(169)

Total debt securities	$18,969	$(246)	$6,743	$(3,572)	$25,712	$(3,818)

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

The Company evaluates loans for impairment when a loan is risk rated as substandard or worse. The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the estimated fair value of the collateral less selling cost. In addition, in certain circumstances, impairment may be based on the loan’s observable estimated fair value. Impairment with regard to substantially all of Ameris’ impaired loans has been measured based on the estimated fair value of the underlying collateral. At the time the contractual principal payments on a loan are deemed uncollectible, Ameris’ policy is to record a charge against the allowance for loan losses. Loans acquired in FDIC-assisted acquisitions that are subject to loss-sharing agreements are discussed further in Footnote 6.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Commercial, financial and agricultural	$168,108	$168,046	$188,497
Real estate – residential	172,195	182,483	188,987
Real estate – commercial and farmland	1,013,354	1,063,369	1,100,491
Real estate – construction and development	79,366	100,770	128,658
Consumer installment	55,328	59,108	62,508
Other	4,775	10,583	7,904

	$1,493,126	$1,584,359	$1,677,045

Covered loans at June 30, 2010 and December 31, 2009 are shown below:

(Dollars in Thousands)	June 30, 2010	December 31, 2009
Commercial, financial and agricultural	$18,771	$22,854
Real estate – residential	43,995	11,454
Real estate – commercial and farmland	92,483	65,087
Real estate – construction and development	30,177	23,168
Consumer installment	7,119	14,685

	$192,545	$137,248

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009, and for the twelve months ended December 31, 2009 is as follows:

(Dollars in Thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Balance, January 1	$35,762	$39,652	$39,652
Provision for loan losses charged to expense	29,378	42,068	17,302
Loans charged off	(32,002)	(47,129)	(12,623)
Recoveries of loans previously charged off	1,330	1,171	667

Ending balance	$34,468	$35,762	$44,998

The following is a summary of information pertaining to impaired loans for the six months ended June 30, 2010 and 2009 and the twelve months ended December 31, 2009:

(Dollars in Thousands)	June 30, 2010	December 31, 2009	June 30 2009
Impaired loans requiring a valuation allowance	$69,663	$55,504	35,713
Impaired loans not requiring a valuation allowance	$22,673	$40,627	33,145
Valuation allowance related to impaired loans	$10,265	$6,815	6,843
Average investment in impaired loans	$92,705	75,784	67,136
Interest income recognized on impaired loans	192	$523	323
Foregone interest income on impaired loans	$1,508	$6,253	1,339

NOTE 5 – OTHER REAL ESTATE OWNED

The following is an inventory of other real estate as of June 30, 2010:

(Dollars in Thousands)	Number of Properties	Carrying Amount
Land - Commercial	17	$5,465
Land – Residential	17	4,475
Finished residential lots	103	5,237
Subdivision	6	5,490
SFR properties	105	9,906
Commercial properties	22	9,870
Agricultural land	5	636

Total Other Real Estate Owned	275	$41,079

NOTE 6 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

On May 14, 2010, Ameris Bank purchased substantially all of the assets and assumed substantially all the liabilities of Satilla Community Bank (“SCB”) from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of SCB. SCB operated only one branch in St. Marys, Georgia, the southernmost city on the Georgia coast and a northern suburb of Jacksonville, Florida. The Company’s agreement with the FDIC included a loss-sharing agreement which affords Ameris Bank significant protection from losses associated with loans and OREO. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of all losses and share 80 percent of all loss recoveries. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The fair value of the assets acquired and the liabilities assumed are seen below:

Satilla Community Bank
Assets acquired:
Cash and due from banks	$15,225
Securities available for sale	10,322
Loans	68,751
Foreclosed property	2,012
Estimated FDIC indemnification asset	22,400
Other assets, including CDI	1,289

SCB assets acquired	119,999
less: cash paid to settle acquisition	(35,657)

Total assets acquired	$84,342

Liabilities assumed
Deposits	$75,795
Accrued interest and other liabilities	339

Total liabilities assumed	76,134

Net assets acquired/gain from acquisition	$8,208

The Company’s bid to acquire SCB included a discount on the book value of the assets totaling $14.4 million. Also included in the bid was a premium of approximately $92,000 on SCB’s deposits. Because SCB’s brokered deposits did not pass to Ameris Bank, the acquisition resulted in significantly more assets being purchased than liabilities assumed. As a result, Ameris Bank made a cash payment to the FDIC totaling $35.7 million to settle the transaction.

The loss-sharing agreement is subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss-sharing agreement were recorded as an indemnification asset at their estimated fair value of $22.4 million on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $8.2 million, before tax, which is included in the Company’s June 30, 2010 Consolidated Statement of Operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $3.0 million, resulting in an after-tax gain of $5.2 million.

The Company considers that the determination of the initial fair value of loans at the acquisition and the initial fair value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. In order to minimize the number and extent of variances, the Company has performed substantial valuation procedures supported by an outside party whose scope was to determine fair value. The Company has ordered appraisals on a substantial number of the problem loans where the loan appears to be collateral dependent and initial review of the appraisals received supports the Company’s valuation procedures and amounts. Because of the loss-sharing agreement with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimate the indemnification asset will generally be affected in an offsetting manner due to the loss sharing support from the FDIC.

In its assumption of the deposit liabilities in the acquisitions, Ameris Bancorp believed that the customer relationships associated with these deposits have intangible value. The Company determined the fair value of a core deposit intangible asset totaling approximately $181,000. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, age of deposit relationships, and the maturities of time deposits. The gain resulting from the acquisition was reduced by the fair value of the core deposit intangible asset, thus reducing the carrying value of such asset to zero.

ASC 310 – 30, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 – 30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310 – 30 loans acquired in the acquisition were $51.6 million and the estimated fair value of the loans were $25.5 million, net of an accretable yield of $1.5 million, the difference between the value of the loans on our balance sheet and the cash flows they are expected to produce. These amounts were determined based upon the estimated remaining life of the underlying loans, which are greatly affected by the Company’s workout strategy which involves accelerated efforts to improve the credit or dispose of the asset. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 – 30 loans at the acquisition dates, based on the provision of this statement.

The fair value of loans acquired in the SCB acquisition is detailed below based on their initial estimate of credit quality:

	Loans with deterioration of credit quality	Loans without a deterioration of credit quality	Total loans, at fair value
Commercial, industrial, agricultural	$73	$1,568	$1,641
Real estate – residential	9,264	11,991	21,255
Real estate – commercial & farmland	7,158	21,169	28,327
Construction & development	8,976	7,824	16,800
Consumer	—	728	728

	$25,471	$43,280	$68,751

In addition to the covered assets acquired in the most recent acquisition, the Company has other investments in covered assets remaining from the earlier FDIC-assisted acquisitions completed in the fourth quarter of 2009. The following table summarizes components of all covered assets at June 30, 2010 and their origin:

(Dollars in Thousands)	American United Bank	United Security Bank	Satilla Community Bank	Covered Assets
Covered Loans	$59,827	$85,959	$93,002	$238,788
Less adjustments related to credit risk	(8,716)	(11,256)	(24,576)	(44,548)
Less adjustments related to liquidity and yield	(343)	(846)	(506)	(1,695)

Total Covered Loans	$50,768	$73,857	$67,920	$192,545

OREO	$12,863	$12,436	$3,854	$29,154
Less fair value adjustments	(1,017)	(291)	(2,000)	(3,308)

Covered OREO	$11,846	$12,145	$1,854	$25,845

Total Covered Assets	62,614	86,002	69,774	218,390

FDIC loss share receivable	16,792	19,901	22,486	59,179

On the dates of acquisition, the Company estimated the future cash flows on each individual loan and made the necessary adjustments to reflect the asset at fair value. At each quarter end subsequent to the acquisition dates, the Company revises the estimates of future cash flows based on current information and makes the necessary adjustments to continue reflecting the assets at their fair value.

The adjustments to fair value are done on a loan-by-loan basis and have resulted in the following:

(Dollars in Thousands)	Total amounts Through June 30, 2010	Amounts reflected in the Company’s Statement of Operations
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable yield)	$16,987	$2,353
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	4,417	883

A rollforward of acquired loans with deterioration of credit quality for the six months ended June 30, 2010 is shown below:

(Dollars in Thousands)	Acquired loans with deterioration of credit quality
Beginning Balance, December 31, 2009	$56,793
Change in estimate of cash flows, net of charge-offs or recoveries	(849)
Acquisition of SCB, May 14, 2010	25,471
Other (loan payments, transfers, etc)	(2,429)

Balance, June 30, 2010	78,986

The following is a summary of changes in the accretable yields of acquired loans during the year to date period ending June 30, 2010:

Accretable Yield
(dollars in thousands)	2010
Balance, beginning of year	$3,550
Additions due to acquisitions	1,508
Accretion	(2,353)
Transfers from nonaccretable difference to accretable yield	3,398
Disposals	—

Balance, end of period	$6,103

NOTE 7 – WEIGHTED AVERAGE SHARES OUTSTANDING

Due to the net loss reported for the quarter and year to date period ending June 30, 2010 and 2009, the Company has excluded the effects of options as these would have been anti-dilutive. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	21,231	13,904	17,569	13,906
Plus: Dilutive effect of ISOs	—	—	—	—
Plus: Dilutive effect of Restricted Grants	—	—	—	—

Diluted shares outstanding	21,231	13,904	17,569	13,906

NOTE 8 – OTHER BORROWINGS

The Company has certain borrowing arrangements with various financial institutions that are used in the Company’s operations primarily to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At June 30, 2010, there were no outstanding borrowings with the Company’s correspondent banks, compared to $2.0 million at December 31, 2009 and $7.0 million at June 30, 2009. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	June 30, 2010	June 30, 2009

Commitments to extend credit	$143,437	$131,192

Standby letters of credit	$6,897	$3,751

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

	2010		2009				For Six Months Ended
(in thousands, except share data, taxable equivalent)	Second Quarter	First Quarter	Fourth Quarter		Third Quarter	Second Quarter	2010		2009
Results of Operations:
Net interest income	$23,859	$20,413	$19,701		$18,812	$18,539	$44,272		$35,507
Net interest income (tax equivalent)	24,588	20,644	19,939		18,998	18,703	45,232		35,847
Provision for loan losses	18,608	10,770	16,468		8,298	9,390	29,378		17,302
Non-interest income	13,049	4,885	43,739		4,521	4,596	17,934		10,092
Non-interest expense	23,383	16,931	75,982		15,360	17,729	40,314		33,456
Net loss	(3,419)	(1,534)	(38,333)		(127)	(2,694)	(4,953)		(3,330)
Net loss avail to shareholders	(4,218)	(2,330)	(39,192)		(923)	(3,498)	(6,548)		(4,835)
Selected Average Balances:
Loans, net of unearned income	$1,683,522	$1,683,518	$1,749,548		$1,666,821	$1,671,808	$1,683,520		$1,677,712
Investment securities	245,182	245,895	254,648		255,164	256,981	245,539		309,262
Earning assets	2,223,743	2,133,864	2,162,412		2,064,253	2,096,969	2,178,804		2,132,691
Assets	2,444,425	2,377,348	2,374,352		2,244,527	2,285,190	2,410,887		2,201,946
Deposits	2,111,612	2,101,780	2,043,151		1,931,990	1,971,672	2,106,696		1,987,103
Shareholders’ equity	266,279	194,187	256,741		237,805	237,205	230,233		238,518
Period-End Balances:
Loans, net	$1,651,204	$1,626,737	$1,685,845		$1,610,743	$1,632,047	$1,651,204		$1,632,047
Earning assets	2,171,262	2,270,427	2,188,622		2,024,442	2,099,947	2,171,262		2,099,947
Total assets	2,421,910	2,351,658	2,423,971		2,207,475	2,285,245	2,421,910		2,285,245
Total deposits	2,080,026	2,088,306	2,123,116		1,887,529	1,976,371	2,080,026		1,976,371
Shareholders’ equity	274,870	193,361	194,964		233,016	233,154	274,870		233,154
Per Common Share Data:
Basic earnings per share	$(0.20)	$(0.17)	$(2.84)		$(0.06)	$(0.25)	$(0.37)		$(0.35)
Diluted earnings per share	(0.20)	(0.17)	(2.84)		(0.06)	(0.25)	(0.37)		(0.35)
Book value per share	9.57	10.23	10.51		13.52	13.17	9.57		13.17
End of period shares outstanding	23,627,005	14,151,187	14,044,907		14,004,897	14,005,101	23,627,005		14,005,101
Weighted average shares outstanding
Basic	21,231,367	13,906,137	13,912,458		13,906,299	13,904,215	17,568,752		13,906,073
Diluted	21,231,367	13,906,137	13,912,458		13,906,299	13,904,215	17,568,752		13,906,073
Market Price:
High Closing Price	11.55	10.32	7.25		7.47	8.09	11.55		11.73
Low Closing Price	9.00	7.36	5.13		5.93	5.29	7.36		3.66
Closing Price for Quarter	9.66	9.03	7.16		7.15	6.32	9.66		6.32
Trading volume (avg daily)	205,389	37,715	38,583		30,407	28,778	121,552		30,355
Cash dividends per share	—	—	—		—	0.05	—		0.05
Performance Ratios:
Return on average assets	(0.69%)	(0.26%)	(6.54	% )	(0.14%)	(0.61%)	(0.47	% )	(0.22%)
Return on average equity	(6.34%)	(4.33%)	(75.56	% )	(1.68%)	(7.45%)	(4.95	% )	(2.53%)
Net interest margin (t/e)	4.43%	3.92%	3.66%		3.65%	3.59%	4.19%		3.39%
Equity/Assets (average)	10.99%	8.16%	10.81%		10.59%	10.38%	9.54%		10.83%
Efficiency ratio	63.35%	66.93%	119.77%		65.83%	76.63%	64.81%		73.36%

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2010 as compared to December 31, 2009 and operating results for the six month period ended June 30, 2010. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2010

Consolidated Earnings and Profitability

Ameris reported a net loss available to common shareholders of $4.2 million, or $0.20 per diluted share, for the quarter ended June 30, 2010, compared to a net loss for the same quarter in 2009 of $3.5 million, or $0.25 per diluted share. The Company’s return on average assets and average shareholders’ equity decreased in the second quarter of 2010 to (0.69%) and (6.34%), respectively, compared to (0.61%) and (7.45%), respectively in the second quarter of 2009. The decrease in earnings and profitability during the quarter was primarily due to higher levels of loan loss provisions and costs associated with problem assets.

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the second quarter of 2010 was $24.6 million, an increase of $5.9 million compared to the same quarter in 2009. The Company’s net interest margin increased during the second quarter of 2010 to 4.43% compared to 3.59% during the same quarter in 2009. The continued improvement in the net interest margin is due to a combination of reduced funding costs, relatively steady loan yields and the positive impact of accretable differences from the Company’s first two FDIC-assisted acquisitions.

Total interest income (on a tax equivalent basis) during the second quarter of 2010 was $31.8 million compared to $29.3 million in the same quarter of 2009. Yields on earning assets increased slightly to 5.74% compared to 5.60% reported in the second quarter of 2009. During the second quarter of 2010, the Company recognized approximately $2.35 million of accretable differences related to the FDIC-assisted acquisitions in 2009. These amounts represent an improvement in the expected cash flows to be received over the life of the acquired loans over the initial estimate made at the acquisition date. In most cases, the acquired loans were either paid off or transferred to other real estate such that a final value could be determined. In some cases, improvements in expected cash flows were found on existing loans, in which case the Company is amortizing the improvement over the remaining contractual term of the loan.

In addition to the positive impact of the accretable differences, the Company realized steady yields on its uncovered loan portfolio. Yields on these loans decreased slightly to 6.03% in the second quarter of 2010 compared to 6.20% in the same quarter in 2009. In addition to the slightly lower yields on loans, the Company experienced higher levels of liquidity during the recent quarter as a percentage of earning assets. In the second quarter of 2010, short-term assets accounted for 12.9% of total earning assets compared to only 7.7% in the same quarter in 2009. The Company’s decision to carry higher average levels of short-term assets than in the past relates to few loan and investment opportunities that meet the Company’s risk and profitability standards.

Interest expense declined significantly as the Company continued to improve its deposit mix and reduce deposit costs across its footprint. Total interest expense in the second quarter of 2010 amounted to $7.1 million, reflecting a decline of $2.9 million from the same quarter in 2009.

Total funding costs declined to 1.34% in the second quarter of 2010 compared to 2.45% in the second quarter of 2009. The decline in total funding costs relates to savings realized primarily on the cost of time deposits which has fallen significantly in the most recent twelve months. The cost of all time deposits fell from 3.13% in the second quarter of 2009 to 2.01% in the second quarter of 2009. Recent issue and renewal activity suggests continued declines in time deposits in the coming quarters, though at a slower pace than in the most recent past.

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the second quarter of 2010 amounted to $18.6 million compared to $10.8 million in the first quarter of 2010 and to $9.4 million in the first quarter of 2009. The higher level in the provision for loan losses generally reflects the trend in the level of non-performing assets. In addition, the Company negotiated a pending bulk sale of certain problem assets (loans and OREO) in the second quarter of 2010 with a book value of $21.3 million. The pending sale resulted in an additional provision for loan losses and writedowns on other real estate totaling $8.0 million and additional net charge-offs totaling $6.3 million. Because the bulk sale was scheduled to close after June 30, 2010, the Company continued to carry and report the expected proceeds from the sale, totaling $13.3 million, in non-performing loans and/or OREO.

Non-performing assets increased during the quarter to $133.4 million from $122.4 million at the end of the first quarter of 2010 and $88.0 million at the end of the same quarter in 2009. Net charge-offs on loans during the second quarter of 2010 increased to $17.7 million, compared to $13.0 million in the first quarter of 2010 and to $6.8 million in the second quarter of 2009. For the quarters ended June 30, 2010, March 31, 2010 and June 30, 2009, net charge-offs annualized as a percentage of loans were 4.21%, 3.08% and 1.63%, respectively. The Company’s allowance for loan losses at June 30, 2010 was $34.5 million, or 2.31% of total loans, compared to $45.0 million, or 2.68% of total loans, at June 30, 2009.

Non-interest Income

Total non-interest income for the second quarter of 2010 increased significantly to $13.0 million compared to $4.6 million in the same quarter in 2009. Included in the current quarter’s results is approximately $8.2 million related to the Company’s FDIC-assisted acquisition of SCB. Excluding this non-recurring income, the Company’s non-interest income increased 5.31% in the current quarter when compared to the second quarter of 2010. Almost all of the increase related to higher levels of service charges on deposit accounts, which increased to $3.6 million in the second quarter of 2010 compared to $3.4 million in the same quarter in 2009. The Company attributes the higher level of service charges to the increases in demand deposit accounts (interest bearing and non-interest bearing) over the past year, in part a result of the three FDIC-assisted acquisitions.

Non-interest Expense

Total non-interest expenses for the second quarter of 2010 increased to $23.4 million, compared to $17.7 million at the same time in 2009. Credit related costs (problem loan and OREO expense, OREO losses and writedowns) amounted to $6.2 million in the current quarter of 2010 compared to $1.4 million in the same quarter in 2009. Excluding these credit related expenses, total operating expenses would have shown an increase of $0.9 million, from $16.3 in the second quarter of 2009 to $17.2 million in the second quarter of 2010.

Salaries and benefits increased slightly to $8.0 million in the second quarter of 2010 compared to $7.9 million in the second quarter of 2009. Included in the second quarter of 2010 is approximately $310,000 of severance benefits related to the Company’s recently announced reduction in force. In addition, the Company experienced some increase in staff associated with the three FDIC-assisted acquisitions that are not included in the results for the second quarter of 2009.

Data processing and telecommunications expenses increased during the quarter to $2.1 million, compared to $1.7 million in the same quarter in 2009. This increase relates to additional services needed for the three FDIC-assisted acquisitions ahead of conversions to the Company’s core processor. As such, the Company believes that a substantial portion of the increase is temporary.

Other non-interest expenses totaled $10.9 million during the second quarter of 2010, compared to $5.3 million in the same quarter in 2009. Included in the results are credit related expenses totaling $6.2 million and $1.4 million, respectively. Excluding the effect of the credit related expenses, the Company would have reported an increase in other non-interest expenses of $0.7 million. While the Company’s management of operating expenses has been successful, these saving were offset by the additional operating expenses necessary to continue operating the four acquired branches in the Company’s most recent acquisitions.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2010, the Company reported an income tax benefit of $1.7 million, compared to a benefit of $1.3 million in the same period of 2009. The Company’s effective tax rate for the three months ended June 30, 2010 and 2009 was 32.7% and 32.4%, respectively.

Results of Operations for the Six Months Ended June 30, 2010

Interest Income

Interest income for the six months ended June 30, 2010 was $59.1 million, an increase of $0.4 million when compared to $58.7 million for the same period in 2009. Average earning assets for the nine month period increased $46.1 million to $2.18 billion as of June 30, 2010 compared to $2.13 billion as of June 30, 2009. Yield on average earning assets declined only slightly to 5.56% in the first half of 2010 compared to 5.59% in the first half of 2009. Earning assets acquired in connection with the Company’s FDIC assisted acquisitions more than offset declines elsewhere in the Company’s earning assets. Additionally, yields on the acquired assets have been much stronger than the Company’s other earning assets, helping boost the Company’s overall yield on earning assets.

Interest Expense

Total interest expense for the six months ended June 30, 2010 amounted to $14.4 million, reflecting a decrease of $7.8 million from the same period of 2009. During the six month period ended June 30, 2010, the Company’s funding costs declined to 1.37% from 2.27% reported in the previous year. The majority of the decline relates to improvements in the cost of the Company’s time deposits which fell to 2.05% compared to 3.42% for the six month period ended June 30, 2009. The Company’s non-deposit funding also declined significantly from 2.68% in the first half of 2009 to 1.18% in the first half of 2010.

Net Interest Income

Higher levels of earning assets with generally level yields combined with significantly reduced funding costs have resulted in material improvements in net interest income. For the first half of 2010, the Company reported $44.3 million of net interest income, compared to $35.5 million of net interest income for the first half of 2009. The Company’s net interest margin increased to 4.19% in the six month period ending June 30, 2010 compared to 3.39% in the same period in 2009.

Provision for Loan Losses

The provision for loan losses rose to $29.3 million for the six months ended June 30, 2010 compared to $17.3 million in the same period in 2009. Total non-performing assets increased to $133.4 million at June 30, 2010 from $88.0 million at June 30, 2009. For the six month period ended June 30, 2010, Ameris Bank had net charge-offs totaling $30.7 million compared to $12.0 million for the same period in 2009.

Non-interest Income

Non-interest income for the first six months of 2010 increased to $17.9 million compared to $10.0 million in the same period in 2009. The Company’s results for the first half of 2010 includes an $8.2 million gain on the FDIC-assisted acquisition of SCB. Service charges on deposit accounts increased approximately $0.6 million to $7.1 million in the first half of 2010 compared to the same period in 2009. The increases in service charges are related to higher numbers of overdrawn accounts as well as incremental revenue from the deposit accounts acquired in the Company’s FDIC-assisted acquisitions. Income from mortgage banking activity declined from $1.6 million in the first half of 2009 to $1.2 million in the first half of 2010. The Company recently announced reduction in force included several mortgage producers and additional support staff which has caused a reduction in mortgage revenue but an increase in overall profitability from mortgage banking activities.

Non-interest Expense

Total operating expenses for the first half of 2010 increased to $40.3 million compared to $33.5 million in the same period in 2009. During the six month period ending June 30, 2010, the Company’s credit related costs (problem loan and OREO expenses, losses and writedowns on OREO) totaled $8.2 million compared to $2.1 million in the six month period ending June 30, 2009. Salaries and benefits were essentially unchanged at approximately $15.9 million, despite the Company’s recently announced reduction in force. Salaries and benefits in the first half of 2010 includes approximately $0.3 million of related severance benefits as well as costs associated with the 39 employees working in the Company’s recently acquired banks. Data processing and operating expenses increased from $3.3 million in the first half of 2009 to $3.8 million in the first half of 2010. Data processing costs in 2010 includes certain costs required to convert the operations of the acquired banks as well as incremental service fees related to the acquired accounts.

Income tax benefit

In the first half of 2010, the Company recorded an income tax benefit totaling approximately $2.5 million, representing an effective tax rate of 33.8%. This compares to a benefit of $1.8 million in the first six months of 2009 representing an effective rate of 35.4%.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity. Therefore, at June 30, 2010, these investments are not considered impaired on an other-than temporary basis.

Loans and Allowance for Loan Losses

At June 30, 2010, gross loans outstanding (including covered loans) were $1.69 billion, a slight increase from $1.68 billion reported at June 30, 2009. When compared to the period ended December 31, 2009, gross loans declined approximately $35.9 million, or 2.1%. The Company’s continued participation in FDIC-assisted acquisitions is integral to being able to maintain a certain level of loans because management does not believe that enough loan opportunities with acceptable quality and profitability exist in our current market areas to cause loan footings to stabilize and increase. Decreases in uncovered loans over the past year reflect this trend, decreasing 11.0% from $1.68 billion at June 30, 2009 to $1.49 billion at June 30, 2010.

The decline in loans also reflects management’s focus on reducing higher risk loans within the Bank’s loan portfolio as well as the slower economic environment that persisted throughout 2009 and the first quarter of 2010. The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

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

For the six month period ended June 30, 2010, the Company recorded net charge-offs totaling $30.7 million compared to $11.0 million for the period ended June 30, 2009. The provision for loan losses for the six months ended June 30, 2010 increased to $29.4 million compared to $17.3 million during the six month period ended June 30, 2009. At the end of the second quarter of 2010, the allowance for loan losses totaled $34.5 million, or 2.31% of total loans, compared to $35.8 million, or 2.26% of total loans at December 31, 2009 and $45.0 million or 2.68% of total loans, at March 31, 2009.

The following table presents an analysis of the allowance for loan losses for the year to date periods ended June 30, 2010 and 2009:

(Dollars in Thousands)	June 30, 2010	June 30, 2009
Balance of allowance for loan losses at beginning of period	$35,762	$39,652
Provision charged to operating expense	29,378	17,302
Charge-offs:
Commercial, financial and agricultural	2,711	2,204
Real estate – residential	5,663	3,102
Real estate – commercial and farmland	9,616	1,179
Real estate – construction and development	13,778	5,661
Consumer installment	234	477
Other	—	—

Total charge-offs	32,002	12,623

Recoveries:
Commercial, financial and agricultural	508	98
Real estate – residential	112	224
Real estate – commercial and farmland	266	243
Real estate – construction and development	204	18
Consumer installment	240	84
Other	—	—

(Dollars in Thousands)	June 30, 2010	June 30, 2009
Total recoveries	1,330	667

Net charge-offs	30,672	11,956

Balance of allowance for loan losses at end of period	34,468	$44,998

Net annualized charge-offs as a percentage of average loans	3.64%	1.43%
Allowance for loan losses as a percentage of loans at end of period	2.31%	2.68%

Covered Assets

Total covered assets increased during the second quarter of 2010 to $218.4 million, compared to $146.6 million at December 31, 2009. Covered loans increased to $192.5 million at the end of the second quarter as a result of the acquisition of SCB on May 14, 2010.

The Company has acquired three banks in FDIC-assisted acquisitions since October, 2009. Collection activity has accelerated in the most recent quarter, causing an increase in loans moving from active loan status to OREO. The Company expects a continued pace of resolution for several additional quarters.

At the end of the second quarter of 2010, the Company had recorded a receivable from the FDIC totaling approximately $59.2 million, representing the portion of losses and expenses for which the Company could expect reimbursement under the loss-share agreements. The Company has experienced $25.0 million of losses and related collection expenses through June 30, 2010. The Company has submitted timely certificates for repayment covering 80% of the losses and expenses to the FDIC.

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

For the quarter ended June 30, 2010, nonaccrual or impaired loans totaled $92.4 million, a decrease of approximately $3.8 million since December 31, 2009. The decrease in nonaccrual loans is due to success in the foreclosure and resolution process as well as a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 5.61%, 4.85% and 3.85% at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

Non-performing assets at June 30, 2010, December 31, 2009 and June 30, 2009 were as follows:

(Dollars in Thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Total nonaccrual loans	$92,336	$96,131	$68,858
Accruing loans delinquent 90 days or more	—	—	—
Other real estate owned and repossessed collateral	41,079	21,551	19,180

Total non-performing assets	$133,415	$117,682	$88,038

Other Real Estate Owned

For the six months ended June 30, 2010, the Company sold 40 foreclosed assets for an aggregate total of $11.7 million. During the same period, the Company foreclosed on 147 properties with an aggregate estimated value of $39.6 million. For the year to date period ended June 30, 2010, 31.1% of the newly foreclosed properties were construction and development properties, 41.0% were residential properties and 27.6% were commercial real estate properties.

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

As of June 30, 2010, the Company exhibited a concentration in CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2010 and December 31, 2009. The loan categories and concentrations below are based on Federal Reserve Call codes and include “covered” loans.

(Dollars in Thousands)	June 30, 2010		December 31, 2009
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$224,907	13%	$259,412	15%
Multi-family loans	46,417	3%	49,158	3%
Nonfarm non-residential loans	649,040	39%	758,369	44%

Total CRE Loans	$920,364	55%	$1,066,939	62%
All other loan types	765,307	45%	646,717	38%

Total Loans	$1,685,671	100%	$1,713,656	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of June 30, 2010 and December 31, 2009.

	Internal Limit	June 30, 2010	December 31, 2009
		Actual	Actual
Construction and development	100%	71%	181%
Commercial real estate	300%	337%	358%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At June 30, 2010, the Company’s short-term investments were $240.1 million, compared to $220.3 million and $163.3 million at December 31, 2009 and June 30, 2009, respectively. At June 30, 2010 approximately 90.0% of the balance was comprised of interest bearing balances in other banks, the majority of which were at the FHLB.

Derivative Instruments and Hedging Activities

As of June 30, 2010, the Company had one cash flow hedge with a notional amount totaling $35.0 million. The cash flow hedge is an interest rate floor with a total fair value of approximately $1.5 million and $1.9 million as of June 30, 2010 and December 31, 2009, respectively. The interest rate floor matures on August 15, 2011.

Capital

Capital management consists of providing equity to support both current and anticipated future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board (the “FRB”) and the Georgia Department of Banking and Finance (the “GDBF”), and the Bank is subject to capital adequacy requirements imposed by the FDIC and the GDBF.

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

As of June 30, 2010, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the Bank’s ratios at June 30, 2010, December 31, 2009 and June 30, 2009.

	June 30, 2010	December 31, 2009	June 30, 2009
Leverage Ratio (tier 1 capital to average assets)	12.19%	9.61%	7.40%
Core Capital Ratio (tier 1 capital to risk weighted assets)	18.08%	13.27%	9.63%
Total Capital Ratio (total capital to risk weighted assets)	19.34%	14.53%	10.89%

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

The ALCO Committee is comprised of senior officers of Ameris and two outside members of the Company’s Board of Directors. The ALCO Committee makes all strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The objective of the ALCO Committee is to identify the interest rate, liquidity and market value risks of the Company’s balance sheet and use reasonable methods approved by the Company’s Board of Directors and executive management to minimize those identified risks.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2010 there was no advances outstanding on any of the Company’s lines of credit.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Investment securities available for sale to total deposits	11.44%	11.88%	11.57%	13.31%	13.04%
Loans (net of unearned income) to total deposits	81.04%	79.50%	81.09%	87.56%	84.85%
Interest-earning assets to total assets	89.65%	90.00%	90.55%	91.63%	92.01%
Interest-bearing deposits to total deposits	89.52%	89.35%	88.84%	89.10%	89.35%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2010 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At June 30, 2010, the Company had one effective interest rate floor with a notional amount totaling $35 million. The floor is hedging specific cash flows associated with variable rate loans, has a strike rate of 7.00% and matures August 2011. Additionally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 9, 2010	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer