Form 10-Q
period 2010-09-30
Ameris Bancorp
filed 2010-11-08
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 23,625,065 shares of Common Stock outstanding as of November 3, 2010

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2010	December 31, 2009	September 30, 2009
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$43,814	$81,060	$43,761
Federal funds sold and interest bearing accounts	306,867	220,363	114,335
Investment securities available for sale, at fair value	235,827	245,556	251,189
Other investments	7,326	7,260	4,441

Loans	1,462,832	1,584,359	1,652,689
Covered loans	185,288	137,248	—
Less: allowance for loan losses	34,072	35,762	41,946

Loans, net	1,614,048	1,685,845	1,610,743

Other real estate	50,919	23,316	21,923
Covered other real estate	28,416	9,337	—
Total other real estate	79,335	32,653	21,923
FDIC indemnification asset	42,532	45,840	—
Premises and equipment, net	66,056	67,637	67,641
Intangible assets, net	3,097	3,586	3,193
Goodwill	—	—	54,813
Other assets	35,801	34,170	35,436

Total assets	$2,434,703	$2,423,970	$2,207,475

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$235,646	$236,962	$205,699
Interest-bearing	1,863,356	1,886,154	1,681,830

Total deposits	2,099,002	2,123,116	1,887,529
Securities sold under agreements to repurchase	13,186	55,254	30,393
Other borrowings	—	2,000	7,000
Other liabilities	6,279	6,367	7,268
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,160,736	2,229,006	1,974,459

Stockholders’ Equity
Preferred stock, par value $1; 5,000,000 shares authorized; 52,000 shares issued	49,975	49,552	49,411
Common stock, par value $1; 30,000,000 shares authorized; 24,961,239, 15,379,131 and 15,339,131 issued	24,961	15,379	15,339
Capital surplus	165,544	89,389	89,164
Retained earnings	35,947	44,216	83,372
Accumulated other comprehensive income	8,371	7,240	6,542
Treasury stock, at cost, 1,336,174, 1,334,234 and 1,334,234 shares	(10,831)	(10,812)	(10,812)

Total stockholders’ equity	273,967	194,964	233,016

Total liabilities and stockholders’ equity	$2,434,703	$2,423,970	$2,207,475

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$26,465	$24,888	$79,808	$76,444
Interest on taxable securities	2,295	2,725	7,259	9,288
Interest on nontaxable securities	295	329	898	751
Interest on deposits in other banks and federal funds sold	118	80	295	255

Total Interest Income	29,173	28,022	88,260	86,739

Interest Expense
Interest on deposits	6,903	8,684	21,318	30,869
Interest on other borrowings	270	526	671	1,551

Total Interest Expense	7,173	9,210	21,989	32,420

Net Interest Income	22,000	18,812	66,271	54,319
Provision for Loan Losses	9,739	8,298	39,117	25,600

Net Interest Income After Provision for Loan Losses	12,261	10,514	27,154	28,719

Noninterest Income
Service charges on deposit accounts	3,761	3,510	10,822	9,938
Mortgage banking activity	712	692	1,939	2,332
Other service charges, commissions and fees	180	131	626	271
Gain on acquisitions	—	—	8,208	—
Gain/(loss) on sale of securities	—	(20)	200	794
Other noninterest income	357	208	1,179	1,278

Total Noninterest Income	5,010	4,521	22,974	14,613

Noninterest Expense
Salaries and employee benefits	7,554	7,431	23,441	23,321
Equipment and occupancy expenses	2,171	2,114	6,256	6,496
Amortization of intangible assets	254	146	726	439
Data processing and telecommunications expenses	1,729	1,746	5,568	5,077
Advertising and marketing expenses	167	301	469	1,314
Other non-interest expenses	7,053	3,622	22,813	12,169

Total Noninterest Expense	18,928	15,360	59,273	48,816

Loss Before Income Tax Benefit	(1,657)	(325)	(9,145)	(5,484)
Applicable Income Tax Benefit	(760)	(198)	(3,293)	(2,027)

Net Loss	$(897)	$(127)	$(5,852)	$(3,457)

Preferred Stock Dividends	807	664	2,402	1,918

Net Loss Available to Common Shareholders	$(1,704)	$(791)	$(8,254)	$(5,375)

Other Comprehensive Income
Unrealized holding gain arising during period on investment securities available for sale, net of tax	736	1,469	1,680	192
Unrealized gain/(loss) on cash flow hedges arising during period , net of tax	(130)	(959)	(343)	280
Reclassification adjustment for (gains) included in net loss, net of tax	(69)	(33)	(206)	(516)

Other Comprehensive Income/(Loss)	537	477	1,131	(44)

	$(360)	$350	$(4,721)	$(3,501)

Basic and Diluted (loss)/earnings per share	$(0.07)	$(0.07)	$(0.42)	$(0.41)

Weighted Average Common Shares Outstanding
Basic and Diluted	23,571	13,906	19,569	13,945

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$49,552	52,000	$49,028
Accretion of fair value of warrant	—	423	—	383

Issued at end of period	52,000	$49,975	52,000	$49,411

COMMON STOCK
Issued at beginning of period	15,379,131	$15,379	15,289,625	$15,290
Issuance of common stock	9,473,125	9,473	—	—
Issuance of restricted shares	113,800	114	—	—
Cancellation of restricted shares	(8,500)	(9)	48,750	49
Proceeds from exercise of stock options	3,683	4	756	1

Issued at end of period	24,961,239	$24,961	15,339,131	$15,339

CAPITAL SURPLUS
Balance at beginning of period		$89,389		$88,771
Stock-based compensation		389		437
Issuance of common stock		75,797		—
Proceeds from exercise of stock options		26		5
Issuance of restricted shares		(66)		(49)
Cancellation of restricted shares		9		—
Tax adjustment for vesting of restricted shares		—		—

Balance at end of period		$165,544		$89,164

RETAINED EARNINGS
Balance at beginning of period		$44,216		$90,539
Net (loss)/income		(5,852)		(3,457)
Dividends on preferred shares		(1,972)		(1,918)
Accretion of fair value warrant		(423)		(383)
Cash dividends on common shares		(22)		(1,409)

Balance at end of period		$35,947		$83,372

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gains (losses) on securities and derivatives:
Balance at beginning of period		$7,240		$6,518
Accumulated other comprehensive income		1,131		24

Balance at end of period		$8,371		$6,542

TREASURY STOCK
Balance at beginning of period		$10,812		$10,787
Purchase of treasury shares		19		25

Balance at end of period		$10,831		$10,812

TOTAL STOCKHOLDER’S EQUITY		$273,967		$233,016

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(5,852)	$(3,457)
Adjustments reconciling net loss to net cash provided by operating activities:
Depreciation	2,533	2,658
Net (gains)/losses on sale or disposal of premises and equipment	(274)	95
Net losses or write-downs on sale of other real estate owned	5,923	706
Provision for loan losses	39,117	25,600
Provision for deferred taxes	4,833	1,999
Gain on acquisitions	(8,208)	—
Amortization of intangible assets	726	438
Net gains on securities available for sale	(200)	(794)
Change in prepaid FDIC assessment	3,647	(498)
Other prepaids, deferrals and accruals, net	11,725	(1,636)

Net cash provided by operating activities	53,970	23,610

Cash Flows From Investing Activities:
Net (increase)/decrease in federal funds sold and interest bearing deposits	(71,279)	30,048
Proceeds from maturities of securities available for sale	65,095	135,318
Purchase of securities available for sale	(48,287)	(50,196)
Proceeds from sales of securities available for sale	6,145	31,879
Net (increase) / decrease in loans	21,554	(6,735)
Proceeds from sales of other real estate owned	29,284	8,632
Proceeds from sales of premises and equipment	1,714	1,647
Purchases of premises and equipment	(2,392)	(5,934)
Decrease in FDIC indemnification asset	3,308	—
Cash paid in FDIC-assisted acquisition	(35,657)	—

Net cash (used in) provided by investing activities	(30,515)	144,659

Cash Flows From Financing Activities:
Net decrease in deposits	(99,909)	(125,996)
Net increase/(decrease) in securities sold under agreements to repurchase	(42,068)	2,977
Decrease in other borrowings	(2,000)	(65,000)
Dividends paid - preferred stock	(1,972)	(1,918)
Dividends paid - common stock	(22)	(1,358)
Issuance of common stock	85,270	—

Net cash (used in) provided by financing activities	(60,701)	191,295

Net decrease in cash and due from banks	$(37,246)	$(23,026)

Cash and due from banks at beginning of period	81,060	66,787

Cash and due from banks at end of period	$43,814	$43,761

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts the majority of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2010, the Bank operated 50 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, to minimize risk, community boards and senior managers make lending and community specific decisions. This approach allows the banker closest to the customer to respond to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain amounts reported for the periods ended December 31, 2009 and September 30, 2009 have been reclassified to conform to the presentation as of September 30, 2010. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Newly Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). ASU No. 2010-01 provides guidance on the accounting for distributions offering shareholders the choice of receiving cash or stock. Under such guidance, the stock portion of the distribution is not considered to be a stock dividend, and for purposes of calculating earnings per share it is deemed a new share issuance not requiring retroactive restatement. This guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009. The update is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04, Technical Corrections to SEC Paragraphs (“ASU No. 2010-04”). The update is not expected to have an impact on the Company’s results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 amends FASB ASC Topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements. This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The update is not expected to have a material impact on the Company’s results of operations or financial position, and will have a minimal impact on its disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 amends FASB ASC Subtopic 855-10, Subsequent Events, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This change alleviates potential conflicts between ASC Subtopic 855-10 and the SEC’s requirements. The update is not expected to have a material impact on the Company’s results of operations or financial position, and will have a minimal impact on its disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods ending after December 15, 2010. The Company will review the requirements under the standard to determine what impacts, if any, the adoption of the standard would have on our consolidated financial statements.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments and other accounts recorded based on their fair value:

Cash and Due From Banks, Federal Funds Sold and Interest-Bearing Accounts: The carrying amount of cash and due from banks, federal funds sold and interest-bearing balances in banks approximates fair value.

Investment Securities Available for Sale: The fair value of securities available for sale is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds. The level 2 fair value pricing is provided by an independent third-party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities. Federal Home Loan Bank (“FHLB”) stock is included in other investment securities at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

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

Securities Sold under Agreements to Repurchase and Other Borrowings: The carrying amount of variable rate borrowings and securities sold under repurchase agreements approximates fair value. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

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

Derivatives: The Company’s current hedging strategies involve utilizing interest rate floors and interest rate swaps. The fair value of derivatives is recognized as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception and ongoing tests of effectiveness. As of September 30, 2010, the Company had cash flow hedges with a notional amount of $35.0 million.

Other Real Estate: The fair value of other real estate owned (“OREO”) is determined using certified appraisals that value the property at its highest and best uses by applying traditional valuation methods common to the industry. The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale. Management has determined that in some cases the valuation method for other real estate does not produce estimates of fair value that represents disposal level values for assets management is actively, sometimes aggressively marketing. Because of this, management routinely applies discounts to appraisals and as such have classified these assets as level 3.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial instruments, were as follows:

	September 30, 2010		December 31, 2009		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,614,048	$1,622,871	$1,685,845	$1,698,431	$1,610,743	$1,623,132

Financial liabilities:
Deposits	$2,099,002	$2,100,502	$2,123,116	$2,125,834	$1,887,529	$1,891,817
Other borrowings	$—	$—	$2,000	$2,040	$7,000	$7,067

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2010 and 2009 and December 31, 2009 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of September 30, 2010
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$16,281	$—	$16,281	$—
State and municipal securities	48,772	—	48,772	—
Corporate debt securities	9,853	—	7,853	2,000
Mortgage backed securities	160,921	—	160,921	—
Derivative financial instruments	1,280	—	1,280	—

Total recurring assets at fair value	$237,107	$—	$235,107	$2,000

	Fair Value Measurements on a Recurring Basis As of December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$39,525	$—	$39,525	$—
State and municipal securities	38,156	—	38,156	—
Corporate debt securities	8,675	—	6,675	2,000
Mortgage backed securities	159,200	—	159,200	—
Derivative financial instruments	1,882	—	1,882	—

Total recurring assets at fair value	$247,438	$—	$245,438	$2,000

	Fair Value Measurements on a Recurring Basis As of September 30, 2009
	Fair Value	Level 1	Level 2	Level 3

U.S. government agencies	$40,709	$—	$40,709	$—
State and municipal securities	40,728	—	40,728	—
Corporate debt securities	8,901	—	6,901	2,000
Mortgage backed securities	160,851	—	160,851	—
Derivative financial instruments	4,199	—	4,199	—

Total recurring assets at fair value	$255,388	$—	$253,388	$2,000

The following table is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2010 and 2009 and December 31,2009 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$77,916	$—	$77,916	$—
Other real estate owned	50,919	—	—	50,919
Covered loans	185,288	—	—	185,288
Covered other real estate owned	28,416	—	—	28,416

Total non-recurring assets at fair value	$342,539	$—	$77,916	$264,623

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Impaired loans carried at fair value	$81,050	$—	$81,050	$—
Other real estate owned	23,316	—	—	23,316
Covered loans	137,248	—	—	137,248
Covered other real estate owned	9,337	—	—	9,337

Total nonrecurring assets at fair value	$250,951	$—	$81,050	$169,901

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2010
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans carried at fair value	$83,917	$—	$83,917	$—
Other real estate owned	21,923	—	21,923	—

Total nonrecurring assets at fair value	$105,840	$—	$105,840	$—

Pursuant to accounting standards, below is the Company’s reconciliation of Level 3 assets as of September 30, 2010. Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Other Real Estate Owned	Covered Loans	Covered Other Real Estate
Beginning balance January 1, 2010	$2,000	$23,316	$137,248	$9,337
Total gains/(losses) included in net income	—	(5,923)	2,543	—
Purchases, sales, issuances, and settlements, net	—	(16,383)	45,497	19,079
Transfers in or out of Level 3	—	49,909	—	—

Ending balance September 30, 2010	$2,000	$50,919	$185,288	$28,416

NOTE 2 – COMMON STOCK OFFERING

On April 20, 2010, the Company completed a registered public offering of shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), in which the Company sold 9,473,125 shares of Common Stock at an offering price of $9.50 per share. The Company’s net proceeds from the offering totaled approximately $85.3 million.

NOTE 3 – SUBSEQUENT EVENT

Subsequent to September 30, 2010, the Company participated in a federally assisted acquisition that will likely not have a material impact on the Company’s operations and statement of condition. The acquisition is described as follows:

First Bank of Jacksonville, Jacksonville, Florida:

On October 22, 2010, Ameris Bank purchased substantially all of the assets and assumed substantially all the liabilities of First Bank of Jacksonville (“FBJ”) from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of FBJ. FBJ operated two branches in Jacksonville, Florida. The Company’s agreement with the FDIC included a loss-sharing agreement which affords Ameris Bank significant protection from losses associated with loans and OREO. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share 80 percent of loss recoveries during the term of the agreements. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire FBJ included a discount on the book value of the assets totaling $4.81 million. Ameris Bank’s bid resulted in a cash payment from the FDIC totaling $8.1 million. The Company’s gain on the acquisition is estimated to be less than $1.0 million, after tax.

NOTE 4 – INVESTMENT SECURITIES

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2010, December 31, 2009 and September 30, 2009 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

September 30, 2010:
U. S. government agencies	$15,358	$923	$—	$16,281
State and municipal securities	46,600	2,174	(2)	48,772
Corporate debt securities	12,522	170	(2,839)	9,853
Mortgage-backed securities	153,545	7,379	(3)	160,921

Total debt securities	$228,025	$10,646	$(2,844)	$235,827

December 31, 2009:
U. S. government agencies	$39,194	$416	$(85)	$39,525
State and municipal securities	37,133	1,048	(25)	38,156
Corporate debt securities	12,178	36	(3,539)	8,675
Mortgage-backed securities	151,833	7,536	(169)	159,200

Total securities	$240,338	$9,036	$(3,818)	$245,556

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2009:
U. S. government agencies	$40,115	$594	$—	$40,709
State and municipal securities	39,381	1,368	(21)	40,728
Corporate debt securities	12,181	77	(3,357)	8,901
Mortgage-backed securities	153,524	7,455	(128)	160,851

Total securities	$245,201	$9,494	$(3,506)	$251,189

The amortized cost and fair value of available-for-sale securities at September 30, 2010 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$2,439	$2,454
Due from one year to five years	17,099	17,796
Due from five to ten years	35,022	36,868
Due after ten years	19,920	17,788
Mortgage-backed securities	153,545	160,921

	$228,025	$235,827

Securities with a carrying value of approximately $94.9 million were pledged to secure public deposits and other purposes required or permitted by law at September 30, 2010.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2010:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State and municipal securities	1,205	(2)	—	—	1,205	(2)
Corporate debt securities	99	(1)	5,153	(2,838)	5,252	(2,839)
Mortgage-backed securities	1,615	(3)	15	—	1,630	(3)

Total debt securities	2,919	(6)	5,168	(2,838)	8,087	(2,844)

December 31, 2009:
U. S. government agencies	$14,908	$(85)	$—	$—	$14,908	$(85)
State and municipal securities	3,200	(22)	613	(3)	3,813	(25)
Corporate debt securities	861	(139)	4,722	(3,400)	5,583	(3,539)
Mortgage-backed securities	—	—	1,408	(169)	1,408	(169)

Total debt securities	$18,969	$(246)	$6,743	$(3,572)	$25,712	$(3,818)

Less Than 12 Months			12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2009:
U. S. government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal securities	1,802	(11)	605	(10)	2,407	(21)
Corporate debt securities	2,759	(2,418)	2,009	(939)	4,768	(3,357)
Mortgage-backed securities	1,984	(126)	427	(2)	2,411	(128)

Total debt securities	$6,545	$(2,555)	$3,041	$(951)	$9,586	$(3,506)

NOTE 5 – LOANS

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

The Company evaluates loans for impairment when a loan is risk rated as substandard or worse. The Company measures impairment based upon the present value of the loan’s expected future cash flows discounted at the loan’s effective interest rate, except where foreclosure or liquidation of collateral is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the estimated fair value of the collateral less selling cost. In addition, in certain circumstances, impairment may be based on the loan’s observable market price. Impairment with regard to substantially all of Ameris’ impaired loans has been measured based on the estimated fair value of the underlying collateral. At the time the contractual principal payments on a loan are deemed uncollectible, Ameris’ policy is to record a charge against the allowance for loan losses. Loans acquired in FDIC-assisted acquisitions that are subject to loss-sharing agreements are discussed further in Note 8.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Commercial, financial and agricultural	$171,031	$168,046	$185,942
Real estate – residential	165,918	182,483	187,327
Real estate – commercial and farmland	995,739	1,063,369	1,095,471
Real estate – construction and development	70,319	100,770	114,208
Consumer installment	53,727	59,108	61,643
Other	6,098	10,583	8,098

	$1,462,832	$1,584,359	$1,652,689

Covered loans at September 30, 2010 and December 31, 2009 are shown below:

(Dollars in Thousands)	September 30, 2010	December 31, 2009
Commercial, financial and agricultural	$16,506	$22,854
Real estate – residential	43,047	11,454
Real estate – commercial and farmland	90,158	65,087
Real estate – construction and development	27,736	23,168
Consumer installment	7,841	14,685

	$185,288	$137,248

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009, and for the twelve months ended December 31, 2009 is as follows:

(Dollars in Thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Balance, January 1	$35,762	$39,652	$39,652
Provision for loan losses charged to expense	39,117	42,068	25,600
Loans charged off	(43,130)	(47,129)	(24,616)
Recoveries of loans previously charged off	2,323	1,171	1,310

Ending balance	$34,072	$35,762	$41,946

The following is a summary of information pertaining to impaired loans for the nine months ended September 30, 2010 and 2009 and the twelve months ended December 31, 2009:

(Dollars in Thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Impaired loans requiring a valuation allowance	$66,846	$55,504	$47,720
Impaired loans not requiring a valuation allowance	$22,826	$40,627	$36,197
Valuation allowance related to impaired loans	$11,756	$6,815	$17,449
Average investment in impaired loans	$81,218	$75,784	$71,654
Interest income recognized on impaired loans	$434	$523	$176
Foregone interest income on impaired loans	$2,099	$6,253	$2,923

NOTE 7 – OTHER REAL ESTATE OWNED

The Company’s OREO is comprised of $48.4 million of foreclosed assets and $2.5 million of bank owned real estate. The following is an inventory of foreclosed assets as of September 30, 2010:

(Dollars in Thousands)	Number of Properties	Carrying Amount
Land – Commercial	17	$5,517
Land – Residential	24	5,077
Finished residential lots	92	5,647
Subdivision	6	5,260
SFR properties	56	9,519
Commercial properties	26	12,123
Agricultural land	9	5,287

Total Foreclosed Assets	230	$48,430

NOTE 8 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

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

The loss-sharing agreement is subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss-sharing agreement were recorded as an indemnification asset at their estimated fair value of $22.4 million on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $8.2 million, before tax, which is included in the Company’s September 30, 2010 Consolidated Statement of Operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $3.0 million, resulting in an after-tax gain of $5.2 million.

The Company considers that the determination of the initial fair value of loans at the acquisition and the initial fair value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. In order to minimize the number and extent of variances, the Company has performed substantial valuation procedures supported by an outside party whose scope was to determine fair value. The Company has ordered appraisals on a substantial number of the problem loans where the loan appears to be collateral dependent and initial review of the appraisals received supports the Company’s valuation procedures and amounts. Because of the loss-sharing agreement with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates the indemnification asset will generally be affected in an offsetting manner due to the loss sharing support from the FDIC.

In its assumption of the deposit liabilities in the acquisitions, Ameris Bancorp believed that the customer relationships associated with these deposits have intangible value. The Company determined the fair value of a core deposit intangible asset totaling approximately $185,000. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, age of deposit relationships, and the maturities of time deposits. The gain resulting from the acquisition was reduced by the fair value of the core deposit intangible asset, thus reducing the carrying value of such asset to zero.

ASC 310 – 30, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 – 30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310 – 30 loans acquired in the acquisition were $51.5 million and the estimated fair value of the loans were $25.5 million, net of an accretable yield of $1.5 million, the difference between the value of the loans on our balance sheet and the cash flows they are expected to produce. These amounts were determined based upon the estimated remaining life of the underlying loans, which are greatly affected by the Company’s workout strategy which involves accelerated efforts to improve the credit or dispose of the asset. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 – 30 loans at the acquisition dates, based on the provision of this statement.

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

In addition to the covered assets acquired in the most recent acquisition, the Company has other investments in covered assets remaining from the earlier FDIC-assisted acquisitions completed in the fourth quarter of 2009. The following table summarizes components of all covered assets at September 30, 2010 and their origin:

(Dollars in Thousands)	American United Bank	United Security Bank	Satilla Community Bank	Covered Assets
Covered Loans	$57,559	$80,835	$84,540	$222,934
Less adjustments related to credit risk	(7,036)	(10,291)	(18,837)	(36,164)
Less adjustments related to liquidity and yield	(279)	(697)	(506)	(1,482)

Total Covered Loans	$50,244	$69,847	$65,197	$185,288

OREO	$11,691	$12,542	$6,413	$30,646
Less fair value adjustments	(783)	(74)	(1,373)	(2,230)

Covered OREO	$10,908	$12,468	$5,040	$28,416

Total Covered Assets	$61,152	$82,315	$70,237	$213,704

FDIC loss share receivable	$9,108	$12,245	$21,179	$42,532

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

The adjustments to fair value are done on a loan-by-loan basis and have resulted in the following:

(Dollars in Thousands)	Total amounts through September 30, 2010	Amounts reflected in the Company’s Statement of Operations
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable yield)	$21,334	$3,563
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	$5,102	1,020

A rollforward of acquired loans with deterioration of credit quality for the nine months ended September 30, 2010 is shown below:

(Dollars in Thousands)	Acquired loans with deterioration of credit quality
Beginning Balance, December 31, 2009	$56,793
Change in estimate of cash flows, net of charge-offs or recoveries	(3,076)
Acquisition of SCB, May 14, 2010	25,471
Other (loan payments, transfers, etc)	(12,740)

Balance, September 30, 2010	$66,448

The following is a summary of changes in the accretable yields of acquired loans during the year to date period ending September 30, 2010:

Accretable Yield
(dollars in thousands)	2010
Balance, beginning of year	$3,550
Additions due to acquisitions	1,508
Accretion	(3,563)
Transfers from nonaccretable difference to accretable yield	4,263

Balance, end of period	$5,758

NOTE 9 – WEIGHTED AVERAGE SHARES OUTSTANDING

Due to the net loss reported for the quarter and year to date periods ending September 30, 2010 and 2009, the Company has excluded the effects of these common share equivalents would have been anti-dilutive. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	23,571	13,630	19,569	13,630
Plus: Dilutive effect of ISOs	—	—	—	—
Plus: Dilutive effect of Restricted Grants	—	—	—	—

Diluted shares outstanding	23,571	13,630	19,569	13,630

NOTE 10 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At September 30, 2010, there were no outstanding borrowings with the Company’s correspondent banks, compared to $2.0 million at December 31, 2009 and $7.0 million at September 30, 2009. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

NOTE 11 – COMMITMENTS

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	September 30, 2010	September 30, 2009	December 31, 2009

Commitments to extend credit	$132,675	$139,720	$143,868

Standby letters of credit	$7,223	$3,808	$3,921

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

(in thousands, except share data, taxable equivalent)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	For Nine Months Ended
						2010	2009
Results of Operations:
Net interest income	$22,000	$23,859	$20,413	$19,701	$18,812	$66,271	$54,320
Net interest income (tax equivalent)	22,220	24,588	20,644	19,939	18,998	67,452	54,779
Provision for loan losses	9,739	18,608	10,770	16,468	8,298	39,117	25,600
Non-interest income	5,010	13,049	4,885	43,739	4,521	22,945	14,613
Non-interest expense	18,928	23,383	16,931	75,982	15,360	59,242	48,816
Net loss	(897)	(3,419)	(1,534)	(38,333)	(127)	(59,850)	(3,456)
Net loss avail to shareholders	(1,704)	(4,218)	(2,330)	(39,192)	(923)	(8,252)	(5,757)
Selected Average Balances:
Loans, net of unearned income	$1,690,705	$1,683,522	$1,683,518	$1,749,548	$1,666,821	$1,685,915	$1,674,015
Investment securities	235,057	245,182	245,895	254,648	255,164	242,044	292,823
Earning assets	2,184,676	2,223,743	2,133,864	2,162,412	2,064,253	2,180,760	2,111,049
Assets	2,429,709	2,444,425	2,377,348	2,374,352	2,244,527	2,417,160	2,279,666
Deposits	2,088,997	2,111,612	2,101,780	2,043,151	1,931,990	2,100,796	1,969,360
Shareholders’ equity	274,631	266,279	194,187	256,741	237,805	244,950	205,035
Period-End Balances:
Loans, net	$1,614,048	$1,651,204	$1,626,737	$1,685,845	$1,610,743	$1,614,048	$1,610,743
Earning assets	2,199,928	2,171,262	2,270,427	2,188,622	2,024,442	2,199,928	2,024,442
Total assets	2,434,703	2,421,910	2,351,658	2,423,971	2,207,475	2,434,703	2,207,475
Total deposits	2,099,002,	2,080,026	2,088,306	2,123,116	1,887,529	2,099,002	1,887,529
Shareholders’ equity	273,968	274,870	193,361	194,964	233,016	273,968	233,016
Per Common Share Data:
Basic earnings per share	$(0.07)	$(0.20)	$(0.17)	$(2.84)	$(0.06)	$(0.42)	$(0.41)
Diluted earnings per share	(0.07)	(0.20)	(0.17)	(2.84)	(0.06)	(0.42)	(0.41)
Book value per share	9.48	9.57	10.23	10.51	13.52	9.48	13.52
End of period shares outstanding	23,625,065	23,627,005	14,151,187	14,044,907	14,004,897	23,625,065	14,004,897
Weighted average shares outstanding
Basic	23,570,929	21,231,367	13,906,137	13,912,458	13,906,299	19,569,478	13,945,216
Diluted	23,570,929	21,231,367	13,906,137	13,912,458	13,906,299	19,569,478	13,945,216
Market Price:
High Closing Price	10.49	11.55	10.32	7.25	7.47	11.55	11.73
Low Closing Price	7.83	9.00	7.36	5.13	5.93	7.36	3.66
Closing Price for Quarter	9.35	9.66	9.03	7.16	7.15	9.35	7.15
Trading volume (avg daily)	75,573	205,389	37,715	38,583	30,407	106,881	29,835
Performance Ratios:
Return on average assets	(0.28%)	(0.69%)	(0.26%)	(6.54%)	(0.14%)	(0.45%)	(0.32%)
Return on average equity	(2.46%)	(6.34%)	(4.33%)	(75.56%)	(1.68%)	(4.02%)	(3.55%)
Net interest margin (t/e)	4.04%	4.43%	3.92%	3.66%	3.65%	4.04%	3.47%
Equity/Assets (average)	11.25%	10.99%	8.16%	10.81%	10.59%	11.25%	10.56%
Efficiency ratio	70.08%	63.35%	66.93%	119.77%	65.83%	66.40%	70.82%

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2010 as compared to December 31, 2009 and operating results for the three and nine month periods ended September 30, 2010 and 2009. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2010

Consolidated Earnings and Profitability

Ameris reported a net loss available to common shareholders of $1.7 million, or $0.07 per diluted share, for the quarter ended September 30, 2010, compared to a net loss for the same quarter in 2009 of $0.8 million, or $0.07 per diluted share. The Company’s return on average assets and average shareholders’ equity in the third quarter of 2010 were (0.28%) and (3.01%), respectively, compared to (0.14%) and (1.68%) in the third quarter of 2009. Increases in the Company’s pre-tax, pre-provision earnings have been sufficient to mostly offset increases in the provision for loan losses.

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the third quarter of 2010 was $22.2 million, an increase of $3.2 compared to the same quarter in 2009. Significant increases in the Company’s net interest margin have been the result of flat yields on all classes of earning assets complemented by steady decreases in the Company’s cost of funds. The Company’s net interest margin increased as well in the current quarter, to 4.04% compared to 3.65% in the third quarter of 2009. Increases in earning assets over the past year have been in covered loans with favorable yields compared to the Company’s low cost of funds.

During the third quarter of 2010, interest income, on a tax equivalent basis, totaled $29.4 million compared to $28.2 million in the same quarter of 2009. Yields on earning assets fell to 5.34% compared to 5.42% reported in the third quarter of 2009. Yields on the Company’s uncovered loan portfolio have decreased slightly over the past year, due in part to higher levels of non-performing loans, while covered loans averaged $187.6 million in the third quarter with a yield of 9.46%. Yields on earning assets have also been held lower by higher levels of short-term assets at historically low rates. Current opportunities to invest a portion of the short-term assets in the bond market have been limited by the Company’s inability to maintain certain portfolio characteristics with current yields and structures being offered. Efforts to increase lending activities have been slow to generate increases in outstanding loans due to the current economic conditions in the Company’s markets. Management anticipates continued participation in FDIC-assisted acquisitions as well as improving economic conditions and increased loan demand which will provide opportunities to invest a portion of the short-term assets at higher yields.

Total interest expense declined significantly, to $7.2 million in the third quarter of 2010 compared to $9.2 million in the third quarter of 2009. Local customer deposits in the third quarter of 2010 comprised 91.4% of total funding compared to 90.7% of total funding in the same quarter in 2009. Lower costs on deposits were realized across all classes due mostly to the lower rate environment and the Company’s ability to be less competitive on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the third quarter of 2010 and 2009 are shown below:

(Dollars in Thousands)	September 30, 2010		September 30, 2009
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$478,105	0.90%	$493,253	1.15%
MMDA	448,955	1.31%	384,266	1.56%
Savings	64,575	0.47%	57,532	0.70%
Retail CDs < $100,000	367,353	1.72%	341,495	2.52%
Retail CDs > $100,000	375,756	1.80%	331,763	2.76%
Brokered CDs	128,346	3.11%	116,186	3.99%

Interest bearing deposits	$1,863,090	1.47%	$1,066,939	2.00%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the third quarter of 2010 amounted to $9.7 million compared to $8.3 million in the same quarter in 2009. Although the Company has experienced improving trends in criticized and classified assets for several quarters, higher levels of provision for loan losses have been required to account for continued devaluation of real estate collateral. At September 30, 2010, classified loans still accruing totaled $30.7 million compared to $64.8 million at September 30, 2009. Non-performing loans at the end of the third quarter of 2010 totaled $89.2 million, a slight increase from $83.3 million reported at the end of the third quarter of 2009 but 9.8% lower than the peak level recorded in January, 2010.

At September 30, 2010, other real estate owned (excluding covered OREO) totaled $50.9 million, compared to $21.9 million at the end of the same quarter in 2009. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of 3-6 months, the liquidation of properties vary from 85% to 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. These properties total $26.8 million or 55% of total OREO, and while the Company is actively marketing these properties, management is not anticipating significant reductions in these balances until current economic trends are reversed.

At the end of the second quarter of 2010, the Company entered into an agreement to sell certain OREO and non-performing loans in three pools to a single investor group. Transactions for two of the three pools closed during the third quarter of 2010, resulting in a reduction of non-performing loans of $3.7 million. The third pool did not close as anticipated, leaving $9.6 million of non-performing loans and OREO marked at significant discounts. The Company has begun remarketing these assets for sale and has entered into several sales contracts at prices higher than those agreed upon in the initial bulk sale.

Net charge-offs on loans during the third quarter of 2010 were $9.1 million or 2.14% of loans on an annualized basis, compared to $11.4 million or 2.7% of loans in the third quarter of 2009. The Company’s allowance for loan losses at September 30, 2010 was $34.1 million, or 2.34% of total loans, compared to $41.9 million, or 2.54% of total loans, at September 30, 2009.

Non-interest Income

Total non-interest income for the third quarter of 2010 increased to $5.0 million from $4.5 million in the third quarter of 2009. Service charges on deposit accounts in the third quarter of 2010 were $3.8 million, compared to $3.5 million in the third quarter of 2009. Increases in service charges related to the recently acquired deposits in FDIC-assisted transactions, along with increased retention of fees related to insufficient funds.

Non-interest Expense

Total non-interest expenses for the third quarter of 2010 increased to $18.9 million, compared to $15.4 million in the same quarter in 2009. Salaries and benefits in the quarter ending September 30, 2010 increased 1.7% from the prior year period to $7.6 million. In the third quarter of 2009, the Company reversed $0.8 million of previously accrued retirement expense after the board of directors voted to suspend further contributions until the Company returned to profitability. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, increased to $3.2 million in the third quarter of 2010 compared to $1.0 million in the third quarter of 2009. The higher level of credit related expenses was necessary to continue aggressively dealing with non-performing assets and to quickly restore improved credit quality.

Income taxes

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the third quarter of 2010, the Company reported an income tax benefit of $760,000. This compares to an income tax benefit of $198,000 in the same period of 2009. The Company’s effective tax rate for the nine months ending September 30, 2010 and 2009 was 45.9% and 60.9%, respectively.

Results of Operations for the Nine Months Ended September 30, 2010

Interest Income

Interest income for the nine months ended September 30, 2010 was $89.4 million on a tax equivalent basis, an increase of $2.2 million when compared to $87.2 million for the same period in 2009. Average earning assets for the nine month period increased $69.7 million to $2.18 billion as of September 30, 2010 compared to $2.11 billion as of September 30, 2009. Yield on average earning assets declined only slightly to 5.48% in the first nine months of 2010 compared to 5.53% in the nine months of 2009. Earning assets acquired in connection with the Company’s FDIC assisted acquisitions have allowed the Company to maintain rather level amounts of earning assets while interest rate floors on individual customer loans have allowed the Company to keep the yield on loans from falling precipitously in the current rate environment. Additionally, yields on the acquired assets have been much stronger than the Company’s other earning assets, helping boost the Company’s overall yield on earning assets.

Interest Expense

Total interest expense for the nine months ended September 30, 2010 amounted to $21.3 million, reflecting a decrease of $9.6 million from the same period of 2009. During the nine month period ended September 30, 2010, the Company’s funding costs declined to 1.36% from 2.12% reported in the previous year. The majority of the decline in interest expense and costs relates to improvements in the cost of the Company’s time deposits which fell to 2.02% in the nine month period ending September 30, 2010 compared to 3.26% in the same period in 2009. In addition to lower costs on deposits, the Company’s mix of deposits has improved over the past year. During the first nine months of 2010, only 41.7% of the Company’s deposits were time deposits compared to 47.3% of the Company’s deposits in the first nine months of 2009.

Net Interest Income

Higher levels of earning assets with generally level yields have combined with reduced funding costs to have resulted in material improvements in net interest income. For the year to date period ending September 30, 2010, the Company reported $67.5 million of net interest income on a tax equivalent basis, compared to $54.8 million of net interest income for the same period in 2009. The Company’s net interest margin increased to 4.14% in the nine month period ending September 30, 2010 compared to 3.47% in the same period in 2009.

Provision for Loan Losses

The provision for loan losses rose to $39.1 million for the nine months ended September 30, 2010 compared to $25.6 million in the same period in 2009. Non-performing assets totaled $138.1 million at September 30, 2010, compared to $117.7 million at September 30, 2009. For the nine month period ended September 30, 2010, Ameris had net charge-offs totaling $39.8 million compared to $23.3 million for the same period in 2009.

Non-interest Income

Non-interest income for the first nine months of 2010 increased to $22.9 million compared to $14.6 million in the same period in 2009. Excluding non-recurring gains on investment securities and an FDIC-assisted acquisition, the Company’s non-interest income totaled $14.5 million, an increase of 5.2% compared to the same period in 2009. Service charges on deposit accounts increased approximately $0.9 million to $10.8 million in the first nine months of 2010 compared to the same period in 2009. The increases in service charges are related to higher numbers of deposit accounts subject to fees and charges as well as incremental revenue from the deposit accounts acquired in the Company’s FDIC-assisted acquisitions. Income from mortgage banking activity declined from $2.3 million in the first nine months of 2009 to $1.9 million in the first half of 2010. The Company’s reduction in force announced in the first quarter of 2010 included several mortgage producers and additional support staff which has caused a reduction in mortgage revenue. Although mortgage revenue has decreased $0.4 million, expenses associated with mortgage banking activities have declined $0.8 million causing higher levels of profitability in 2010 than in 2009.

Non-interest Expense

Total operating expenses for the first nine months of 2010 increased to $59.2 million compared to $48.8 million in the same period in 2009. The majority of the increase in operating expenses relates to higher levels of credit related expenses (problem loan and OREO expenses, losses and write-downs on OREO) associated with higher levels of non-performing assets. During the nine month period ending September 30, 2010, the Company’s credit related costs totaled $13.6 million compared to $5.7 million in the nine month period ending September 30, 2009. Salaries and benefits were $0.1 million higher in the first nine months of 2010 at approximately $23.4 million when compared to the same period in 2009. Data processing and operating expenses increased from $5.1 million in the first nine months of 2009 to $5.6 million in the first nine months of 2010. Data processing costs in 2010 includes approximately $0.5 million to convert the operations of the acquired banks as well as incremental service fees related to the acquired accounts.

Income tax benefit

In the first nine months of 2010, the Company recorded an income tax benefit totaling approximately $3.3 million, representing an effective tax rate of 36.0%. This compares to a benefit of $2.0 million in the first nine months of 2009 representing an effective rate of 37.0%.

Financial Condition as of September 30, 2010

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity. Therefore, at September 30, 2010, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
September 30, 2010:
U.S. government agencies	$15,358	$16,281	4.15%	3.07	$7,250
State and municipal securities	46,600	48,772	4.96%	5.75	2,487
Corporate debt securities	12,522	9,853	6.69%	7.15	0
Mortgage-backed securities	153,545	160,921	4.54%	2.34	43,637

Total debt securities	$228,025	$235,827	4.72%	3.35	$53,374

September 30, 2009:
U.S. government agencies	$40,115	$40,709	4.10%	1.39	$27,355
State and municipal securities	39,381	40,728	5.01%	5.32	3,543
Corporate debt securities	12,181	8,901	6.48%	7.39	0
Mortgage-backed securities	153,524	160,851	5.07%	2.91	28,393

Total debt securities	$245,201	$251,189	4.96%	3.27	$59,291

Loans and Allowance for Loan Losses

At September 30, 2010, gross loans outstanding (including covered loans) were essentially unchanged at $1.65 billion when compared to balances reported at the same time in 2009. When compared to the period ended December 31, 2009, gross loans declined approximately $73.5 million, or 4.3%. The Company’s continued participation in FDIC-assisted acquisitions is integral to being able to maintain a certain level of loans because management does not believe that enough loan opportunities with acceptable quality and profitability exist in our current market areas to cause loan footings to stabilize and increase. Decreases in uncovered loans over the past year reflect this trend, decreasing 11.5% from $1.65 billion at September 30, 2009 to $1.46 billion at September 30, 2010.

The decline in loans also reflects management’s focus on reducing higher risk loans within the Bank’s loan portfolio as well as the slower economic environment that persisted throughout 2009 and the first nine months of 2010. The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

The Company focuses on the following loan categories: (1) commercial, financial and agricultural, (2) residential real estate, (3) commercial and farmland real estate, (4) construction and development related real estate and (5) consumer. The Company’s management has strategically located its branches in select markets in south and southeast Georgia, north Florida, southeast Alabama and throughout the state of South Carolina to take advantage of the growth in these areas.

The Company’s risk management processes include a loan review program designed to evaluate the credit risk in the loan portfolio and ensure credit grade accuracy. Through the loan review process, the Company conducts (1) a loan portfolio summary analysis, (2) charge-off and recovery analysis, (3) trends in accruing problem loan analysis and (4) problem and past due loan analysis. This analysis process serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged-off.

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

For the nine month period ended September 30, 2010, the Company recorded net charge-offs totaling $39.8 million compared to $23.3 million for the period ended September 30, 2009. The provision for loan losses for the nine months ended September 30, 2010 increased to $38.1 million compared to $25.6 million during the nine month period ended September 30, 2009. At the end of the third quarter of 2010, the allowance for loan losses totaled $34.1 million, or 2.34% of total loans, compared to $35.8 million, or 2.26% of total loans at December 31, 2009 and $41.9 million or 2.54% of total loans, at September 30, 2009.

The following table presents an analysis of the allowance for loan losses for the nine months ended September 30, 2010 and 2009:

(Dollars in Thousands)	September 30, 2010	September 30, 2009
Balance of allowance for loan losses at beginning of period	$35,762	$39,652
Provision charged to operating expense	38,097	25,600
Charge-offs:
Commercial, financial and agricultural	3,577	2,805
Real estate – residential	8,763	6,948
Real estate – commercial and farmland	13,734	1,661
Real estate – construction and development	15,335	12,532
Consumer installment	701	670
Other	—	—

Total charge-offs	42,110	24,616

Recoveries:
Commercial, financial and agricultural	549	162
Real estate – residential	166	452
Real estate – commercial and farmland	658	246
Real estate – construction and development	662	332
Consumer installment	288	118
Other	—	—

Total recoveries	2,323	1,310

Net charge-offs	39,787	23,306

Balance of allowance for loan losses at end of period	$34,072	$41,946

Net annualized charge-offs as a percentage of average loans	3.16%	1.86%
Allowance for loan losses as a percentage of loans at end of period	2.34%	2.54%

Covered Assets

Total covered assets increased during the third quarter of 2010 to $213.7 million, compared to $146.6 million at December 31, 2009. Covered loans increased to $185.3 million at the end of the third quarter as a result of the acquisition of SCB on May 14, 2010.

At the end of the third quarter of 2010, the Company had acquired three banks in FDIC-assisted acquisitions since October, 2009. Collection activity has accelerated in the most recent quarter, causing an increase in loans moving from active loan status to OREO. The Company expects a continued pace of resolution for several additional quarters.

At the end of the third quarter of 2010, the Company had a receivable from the FDIC totaling approximately $42.5 million, representing the portion of losses and expenses for which the Company could expect reimbursement under the loss-share agreements. The Company has experienced $25.0 million of losses and related collection expenses through September 30, 2010. The Company has submitted timely certificates for repayment covering 80% of the losses and expenses to the FDIC.

Non-Performing Assets

Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate. Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due. Management performs a detailed review and valuation assessment of impaired loans on a quarterly basis and recognizes losses when permanent impairment is identified. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.

As of September 30, 2010, nonaccrual or impaired loans totaled $89.7 million, a decrease of approximately $6.4 million since December 31, 2009. The decrease in nonaccrual loans is due to success in the foreclosure and resolution process as well as a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 5.67%, 4.85% and 4.79% at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Non-performing assets at September 30, 2010, December 31, 2009 and September 30, 2009 were as follows:

(Dollars in Thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Total nonaccrual loans	$89,682	$96,131	$83,917
Accruing loans delinquent 90 days or more	—	—	—
Other real estate owned and repossessed collateral	48,430	21,551	21,923

Total non-performing assets	$138,112	$117,682	$105,840

Other Real Estate Owned

For the nine months ended September 30, 2010, the Company sold 179 foreclosed assets for an aggregate total of $24.2 million. During the same period, the Company foreclosed on 270 properties with an aggregate estimated value of $49.9 million. For the year to date period ended September 30, 2010, approximately 50% of the newly foreclosed properties were construction and development properties, 25% were residential properties and 25% were commercial real estate properties.

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

As of September 30, 2010, the Company exhibited a concentration in CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2010 and December 31, 2009. The loan categories and concentrations below are based on Federal Reserve Call codes and include “covered” loans.

(Dollars in Thousands)	September 30, 2010		December 31, 2009
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$206,627	13%	$259,412	15%
Multi-family loans	46,689	3%	49,158	3%
Nonfarm non-residential loans	644,328	39%	758,369	44%

Total CRE Loans	$897,644	55%	$1,066,939	62%
All other loan types	750,476	45%	646,717	38%

Total Loans	$1,648,120	100%	$1,713,656	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of September 30, 2010 and December 31, 2009.

	Internal Limit	September 30, 2010	December 31, 2009
		Actual	Actual
Construction and development	100%	65%	181%
Commercial real estate	300%	283%	358%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At September 30, 2010, the Company’s short-term investments were $306.9 million, compared to $220.4 million and $114.3 million at December 31, 2009 and September 30, 2009, respectively. At September 30, 2010, approximately 87.4% of the balance was comprised of interest bearing balances at the FHLB.

Derivative Instruments and Hedging Activities

As of September 30, 2010, the Company had one cash flow hedge with a notional amount totaling $35.0 million. The cash flow hedge is an interest rate floor with a total fair value of approximately $1.2 million and $1.9 million as of September 30, 2010 and December 31, 2009, respectively. The interest rate floor matures on August 15, 2011.

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

As of September 30, 2010, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the Bank’s ratios at September 30, 2010, December 31, 2009 and September 30, 2009.

	September 30, 2010	December 31, 2009	September 30, 2009
Leverage Ratio (tier 1 capital to average assets)	12.01%	9.61%	8.69%
Core Capital Ratio (tier 1 capital to risk weighted assets)	17.75%	13.27%	11.28%
Total Capital Ratio (total capital to risk weighted assets)	19.01%	14.53%	12.51%

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

Interest Rate Sensitivity and Liquidity

The Company’s primary market risk exposures are credit risk, interest rate risk, and to a lesser degree, liquidity risk. The Bank operates under an Asset Liability Management Policy approved by the Company’s Board of Directors and the Asset and Liability Committee (the “ALCO Committee”). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2010, there were no advances outstanding on any of the Company’s lines of credit.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Investment securities available for sale to total deposits	11.24%	11.44%	11.88%	11.57%	13.31%
Loans (net of unearned income) to total deposits	78.52%	81.04%	79.50%	81.09%	87.56%
Interest-earning assets to total assets	90.36%	89.65%	90.00%	90.55%	91.63%
Interest-bearing deposits to total deposits	88.77%	89.52%	89.35%	88.84%	89.10%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2010 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At September 30, 2010, the Company had one effective interest rate floor with a notional amount totaling $35 million. The floor is hedging specific cash flows associated with variable rate loans, has a strike rate of 7.00% and matures August 2011. Additionally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 8, 2010	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer