Form 10-K
period 2010-12-31
Ameris Bancorp
filed 2011-03-16
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $233.6 million.

As of March 9, 2011, the registrant had outstanding 23,766,044 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of Ameris Bancorp to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in Part I, Item 1A., “Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this Annual Report or the respective date of the document from which they are incorporated herein by reference. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this Annual Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

PART I

As used in this Annual Report, the terms “we,” “us,” “our,” “Ameris” and the “Company” refer to Ameris Bancorp and its subsidiaries (unless the context indicates another meaning).

ITEM 1. BUSINESS

OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly-owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 310 First St., S.E., Moultrie, Georgia 31768, our telephone number is (229) 890-1111 and our internet address is www.amerisbank.com. We operate 59 domestic banking offices with no foreign activities. At December 31, 2010, we had approximately $2.97 billion in total assets, $1.93 billion in total loans, $2.54 billion in total deposits and stockholders’ equity of $273.4 million. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.amerisbank.com as soon as reasonably practicable after we electronically file such material with the SEC. These reports are also available without charge on the SEC’s website at www.sec.gov.

The Parent Company

Our primary business as a bank holding company is to manage the business and affairs of the Bank. As a bank holding company, we perform certain shareholder and investor relations functions and seek to provide financial support, if necessary, to our subsidiary.

Ameris Bank

Our principal subsidiary is the Bank, which is headquartered in Moultrie, Georgia and operates branches primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. These branches serve distinct communities in our business areas with autonomy but do so as one bank, leveraging our favorable geographic footprint in an effort to acquire more customers.

Capital Trust Securities

On September 20, 2006, the Company completed a private placement of an aggregate of $36 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust subsidiary of Ameris, Ameris Statutory Trust I (the “Trust”). The trust preferred securities carry a quarterly adjustable interest rate of 1.63% over the 3-Month LIBOR. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011. The terms of the trust preferred securities are set forth in that certain Amended and Restated Declaration of Trust dated as of September 20, 2006 among Ameris, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein. The payments of distributions on, and redemption or liquidation of, the trust preferred securities issued by the Trust are guaranteed by Ameris pursuant to a Guarantee Agreement dated as of September 20, 2006 between Ameris and Wilmington Trust Company, as trustee.

The net proceeds to Ameris from the placement of the trust preferred securities by the Trust were primarily used to redeem outstanding trust preferred securities issued by Ameris on November 8, 2001. These trust preferred securities were redeemed on September 30, 2006 for $35.6 million.

On December 16, 2005, Ameris purchased First National Banc, Inc. (“FNB”). In 2004, FNB’s wholly-owned subsidiary, First National Banc Statutory Trust I, issued $5,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date. See the Notes to our Consolidated Financial Statements included in this Annual Report for a further discussion regarding the issuance of these trust preferred securities.

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

We have maintained our focus on a long-term strategy of expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly by bank acquisitions, including acquisitions of failed institutions in FDIC-assisted transactions. We expect to continue to take advantage of the consolidation in the financial services industry and enhance our franchise through future acquisitions, including additional acquisitions of failed or problem financial institutions in FDIC-assisted transactions. We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets and to branch into or acquire financial institutions in other markets consistent with our capital availability and management abilities.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime type loans. In addition, the Company does not buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Excluding covered loans, less than 1% of the Company’s loan portfolio was subject to loan participation agreements at December 31, 2010 and 2009.

At December 31, 2010, our loan portfolio totaled $1.93 billion, representing approximately 64.9% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion of Financial Condition and Results of Operations – Loan Portfolio.”

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

Commercial and Industrial Loans. Generally, commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies and other industries. These loans are made for acquisition, expansion and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment, personal guarantees or other assets. The Company monitors these loans by requesting submission of corporate and personal financial statements and income tax returns. The Company has also generated loans which are guaranteed by the U.S. Small Business Administration (the “SBA”). SBA loans are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. Periodically, a portion of the loans that are secured by the guaranty of the SBA will be sold in the secondary market. Management believes that making such loans helps the local community and also provides Ameris with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors.

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

Individual lending authority is assigned by the Company’s Senior Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by one of three regional credit officers. When the request for approval exceeds the authority level of the regional credit officer, the approval of the Company’s Director of Credit Administration and/or the Company’s loan committee are required. All new loans or modifications to existing loans in excess of $250,000 are reviewed monthly by the Company’s credit administration department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our monthly internal loan review process which is independent of the originating loan officer, or by our independent external loan review firm.

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

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk management objectives. Under this policy, our Company may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds, industrial development revenue bonds, Government Sponsored Enterprises (“GSEs”) securities and satisfactorily-rated trust preferred obligations. Investments in our portfolio must satisfy certain quality criteria. Our Company’s investments must be “investment-grade” as determined by either Moody’s or Standard and Poor’s. Investment securities where the Company has determined a certain level of credit risk are periodically reviewed to determine the financial condition of the issuer and to support the Company’s decision to continue holding the security. Our Company may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Company’s general market area and such bonds are determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the Company’s market area and if the bonds are considered to possess a high degree of credit soundness. Traditionally, the Company has purchased and held investment securities with very high levels of credit quality, favoring investments backed by direct or indirect guarantees of the U.S. Government.

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

Use of Derivatives

The Company seeks to provide a stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company regularly considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2010, the Company benefited from an interest rate swap with a notional amount of $37.1 million and an interest rate floor with a notional amount of $35.0 million. At December 31, 2010, the interest rate floor was classified as a cash flow hedge against certain variable rate loans on the Company’s balance sheet. The hedge is indexed to the prime rate as are the variable rate loans and has a strike rate of 7.00%. During 2010, the Company received approximately $1.3 million of interest payments on the interest rate floor, which have been classified as interest income on loans.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

Tifton Banking Company

On November 12, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Tifton Banking Company (“TBC”) from the FDIC, as Receiver of TBC. TBC operated one branch in Tifton, Georgia, with $118.4 million in loans and $132.9 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and other real estate owned (“OREO”). Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s acquisition of TBC resulted in the Bank recording $956,000 of goodwill related to the purchase. The bid resulted in a cash payment to the FDIC totaling $10.3 million to settle the transaction.

Darby Bank & Trust Co.

On November 12, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Darby Bank & Trust Co. (“DBT”) from the FDIC, as Receiver of DBT. DBT operated seven branches in Vidalia, Lyons, Savannah and Pooler, Georgia, with $393.3 million in loans and $387.0 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement up to $131.8 million of cumulative loss. The FDIC will absorb 30% of losses and share 30% of loss recoveries during the term of the agreement for cumulative losses between $131.8 million and $193.1 million. The FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement on cumulative losses over $193.1 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire DBT included a discount on the book value of the assets totaling $45.0 million. The bid resulted in a cash payment to the FDIC totaling $149.9 million.

First Bank of Jacksonville

On October 22, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of First Bank of Jacksonville (“FBJ”) from the FDIC, as Receiver of FBJ. FBJ operated two branches in Jacksonville, Florida, with $51.1 million in loans and $71.9 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire FBJ included a discount on the book value of the assets totaling $4.8 million. The bid resulted in a cash payment from the FDIC totaling $8.1 million.

Satilla Community Bank

On May 14, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Satilla Community Bank (“SCB”) from the FDIC, as Receiver of SCB. SCB operated one branch in St. Marys, Georgia, the southernmost city on the Georgia coast and a northern suburb of Jacksonville, Florida, with $68.8 million in loans and $75.5 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire SCB included a discount on the book value of the assets totaling $14.4 million. Also included in the bid was a premium of approximately $92,000 on SCB’s deposits. Because SCB’s brokered deposits did not pass to the Bank, the acquisition resulted in significantly more assets being purchased than liabilities assumed. As a result, the Bank made a cash payment to the FDIC totaling $35.7 million to settle the transaction.

United Security Bank

On November 6, 2009, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of United Security Bank (“USB”) from the FDIC, as Receiver of USB. USB operated one branch in Woodstock, Georgia and one branch in Sparta, Georgia, with total loans of $108.4 million and $140.0 million of total deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement the FDIC will absorb 80% of losses and share 80% of loss recoveries on the first $46 million of losses and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $46 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire USB included a discount on the book value of the assets totaling $32.6 million. Also included in the bid was a premium of approximately $228,000 on USB’s deposits. The bid resulted in a cash payment from the FDIC totaling $24.2 million.

American United Bank

On October 23, 2009, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of American United Bank (“AUB”) from the FDIC, as Receiver of AUB. AUB operated only one branch in Lawrenceville, Georgia, a northeast suburb of Atlanta, Georgia, with $85.7 million in loans and $100.3 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries on the first $38 million of losses and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $38 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire AUB included a discount on the book value of the assets totaling $19.6 million. Also included in the bid was a premium of approximately $262,000 on AUB’s deposits. The bid resulted in a cash payment from the FDIC totaling $17.1 million.

Capital Purchase Program

On November 21, 2008, the Company, pursuant to the Capital Purchase Program (the “CPP”) established under the Economic Stabilization Act of 2008 (“EESA”), in connection with the Troubled Asset Relief Program (“TARP”), issued and sold to the Treasury, for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of our common stock, par value $1.00 per share (the “Common Stock”), at an exercise price of $11.48 per share. Proceeds from the issuance of the Preferred Shares and the Warrant have been allocated based on the relative market values of each. As a result of the Company’s participation in the CPP, the Company is subject to the rules and regulations promulgated under the EESA. These rules and regulations include certain limitations on compensation for senior executives, dividend payments and payments to senior executives upon termination of employment, as well as certain obligations of the Company to increase its efforts to reduce the number of foreclosures of primary residences.

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

Islands Bancorp

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

MARKET AREAS AND COMPETITION

The banking industry in general, and in the southeastern United States specifically, is highly competitive and dramatic changes continue to occur throughout the industry. Our select market areas in Georgia, Alabama, Florida and South Carolina have experienced strong economic and population growth over the past 20 to 30 years. In recent years, however, intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become more cost effective. Over the past few years, our Bank has faced strong competition in attracting deposits at profitable levels. In addition, intense demand for loans has not only impacted the interest rates and fees normally earned, but has also impacted underwriting criteria thought to be safe from historical standards such as debt to income and loan to value. Competition for deposits comes from other commercial banks, thrift institutions, mortgage bankers, finance companies, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in our Bank’s competition for deposits.

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

Competition among providers of financial products and services continues to increase with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to rapidly consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchise of acquirers. Management expects that competition will become more intense in the future due to changes in state and federal laws and regulations and the entry of additional bank and nonbank competitors. See “Supervision and Regulation” under this Item.

EMPLOYEES

At December 31, 2010, the Company employed approximately 709 full-time-equivalent employees. We consider our relationship with our employees to be good.

We have adopted one retirement plan for our employees, the Ameris Bancorp 401(k) Profit Sharing Plan. This plan provides deferral of compensation by our employees and contributions by Ameris. As a result of the Company’s net loss from operations, it did not make any contributions for eligible employees in 2010. We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market areas. Our employees are not represented by any collective bargaining group.

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2010, we had $1.93 billion in total loans outstanding, of which $7.6 million were outstanding to certain directors and their affiliates. Company policy prohibits loans to executive officers.

SUPERVISION AND REGULATION

General

We are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors and not shareholders. The following is a summary of certain provisions of certain laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects.

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

Under the Bank Holding Company Act, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. Effective August 24, 2000, pursuant to a previously-filed election with the Federal Reserve, Ameris became a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities. In addition, if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full.

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

Payment of Dividends and Other Restrictions

Ameris is a legal entity separate and distinct from its subsidiaries. While there are various legal and regulatory limitations under federal and state law on the extent to which our Bank can pay dividends or otherwise supply funds to Ameris, the principal source of our cash revenues is dividends from our Bank. The prior approval of applicable regulatory authorities is required if the total amount of all dividends declared by the Bank in any calendar year exceeds 50% of the Bank’s net profits for the previous year. The relevant federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include Ameris and the Bank, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. There were no amounts of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval as of December 31, 2010.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. Since 2001, our consolidated capital ratios have increased due to the issuance of trust preferred securities. At December 31, 2010, all of our trust preferred securities were included in Tier 1 Capital. At December 31, 2010, our total risk-based capital ratio and our Tier 1 risk-based capital ratio were 19.45% and 18.19%, respectively. Neither Ameris nor its Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. Our ratio at December 31, 2010 was 11.34% compared to 9.35% at December 31, 2009. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

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

The Federal Deposit Insurance Act (or “FDI Act”) requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

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

•

“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized;”

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2010, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.

The regulatory capital framework under which we operate is expected to change in significant respects as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, and other regulation, including a separate regulatory capital initiative known as “Basel II.” Currently, the Company and the Bank are now governed by a set of capital rules that the Federal Reserve and the FDIC have had in place since 1988, with some subsequent amendments and revisions. These rules are popularly known as “Basel I.” Before the current financial crisis began to have a dramatic effect on the banking industry, the U.S. regulators had participated in an effort by the Basel Committee on Banking Supervision to develop Basel II. Basel II provides several options for determining capital requirements for credit and operational risk. In December 2007, the agencies adopted a final rule implementing Basel II’s “advanced approach” for “core banks” – U.S. banking organizations with over $250 billion in banking assets or on-balance-sheet foreign exposures of at least $10 billion. For other banking organizations, the U.S. banking agencies proposed a rule in July 2008 that would have enabled these organizations to adopt the Basel II “standardized approach.” As a result of the financial crisis that has adversely affected global credit markets and increases in credit, liquidity, interest rate and other risks, in September 2009, the Treasury issued principles for stronger capital and liquidity standards for banking firms, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards developed by Basel II. In December 2010, Basel III was finalized, with new standards that, when fully phased in, would require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III requirements also call for a capital conservation buffer, designed to absorb losses during periods of economic stress. Basel III emphasizes quality of capital rather than the appropriate allocation of capital to bank assets based on credit risk, and it does not purport to replace or overrule Basel II.

Compliance by the Company and the Bank with these new capital requirements will likely affect our operations. However, the extent of that impact cannot be known until there is greater clarity regarding the specific requirements applicable to the Company and the Bank. While the Dodd-Frank Act was enacted in 2010, many of its provisions will require additional implementing rules before becoming effective, and while the Basel III requirements have been endorsed by U.S. banking regulators, they have yet to be translated into official regulation for U.S. financial institutions. It is anticipated that banking regulators will adopt new regulatory capital requirements similar to those proposed by the Basel Committee, with a phase-in for compliance beginning in 2013. It is also widely anticipated that the capital requirements for most bank and financial holding companies and insured depository institutions will increase as a result.

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

FDIC Insurance Assessments

The FDIC insures the deposits of the Bank up to prescribed limits for each depositor. Effective November 21, 2008 and until December 31, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program (“TLGP”). Provided an institution did not opt out of the TLGP, the FDIC would fully guarantee funds deposited in non-interest bearing transaction accounts, including interest on lawyer trust accounts (or “IOLTA” accounts) and negotiable order of withdrawal accounts (or “NOW” accounts), with rates no higher than 0.50% through June 30, 2010 and no higher than 0.25% after June 30, 2010, if the institution committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, the amount of FDIC assessments paid by each Deposit Insurance Fund (“DIF”) member institution also increased. The Dodd-Frank Act now provides temporary, unlimited deposit insurance for all non-interest bearing transaction accounts. In January 2011, the FDIC issued final rules implementing this provision of the Dodd-Frank Act by including IOLTAs within the definition of non-interest bearing transaction accounts. Under the FDIC’s final rules, all funds held in IOLTA accounts, together with all other non-interest bearing transaction account deposits, are fully insured, without limit, from December 31, 2010 through December 31, 2012.

The assessment paid by each DIF member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. The Company’s insurance assessments during 2010, 2009 and 2008 were $5.1 million, $3.5 million and $932,000, respectively. Because of the growing number of bank failures and costs to the DIF, the FDIC required a special assessment during 2009 totaling $1.1 million and further required that we prepay the assessments that would normally have been paid during 2010 – 2012. This prepaid assessment amounted to $12.3 million during 2009. The remaining prepaid balance at December 31, 2010 was $8.4 million and is included in other assets on the company’s consolidated balance sheets. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.

An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

As part of its revised plan to return the DIF to its statutorily mandated minimum reserve ratio of 1.15% by the end of 2016, the FDIC in October 2009 adopted a uniform increase in risk-based assessment rates of three basis points to be effective January 1, 2011. However, in October 2010, the FDIC concluded that, given the continuing stresses on the earnings of insured depository institutions and the additional time afforded by the Dodd-Frank Act to reach the reserve ratio required by the Dodd-Frank Act, it would forego this uniform three basis point increase in assessment rates. The FDIC stated that it intends to pursue further rulemaking in 2011 regarding the method that will be used to assess insured depository institutions with total consolidated assets of $10 billion or more to offset the effect of the Dodd-Frank Act’s requirement that the reserve ratio reach 1.35% by September 30, 2020, rather than 1.15% by the end of 2016. At least semiannually, the FDIC will update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2010 ranged from 1.02 cents to 1.04 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) mandates a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC- reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

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

Commercial Real Estate Concentrations

Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on our concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

As of December 31, 2010 and excluding covered assets, our C&D concentration as a percentage of capital totaled 59.5% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 147.9%. Including loans subject to loss-share agreements with the FDIC, the Company’s C&D concentration as a percentage of capital totaled 92.3% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 160.2%

TARP Regulations

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

On June 10, 2009, under the authority granted to it under ARRA and EESA, the Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on TARP participants, effective June 15, 2009. As a TARP participant with currently outstanding obligations under TARP, we are subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule, which, among other things: (i) prohibit us from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to our senior executives; (ii) prohibit us from making severance payments to any of our senior executive officers or next five most highly compensated employees; (iii) require us to conduct semi-annual risk assessments to assure that our compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (iv) require us to recoup or “claw back” any bonus, retention award or incentive compensation paid by us to a senior executive officer or any of our next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (v) prohibit us from providing tax gross-ups to any of our senior executive officers or next 20 most highly compensated employees; (vi) require us to provide enhanced disclosure of perquisites, and the use and role of compensation consultants; (vii) required us to adopt a corporate policy on luxury and excessive expenditures; (viii) require our chief executive officer and chief financial officer to provide period certifications about our compensation practices and compliance with the interim final rule; (ix) require us to provide enhanced disclosure of the relationship between our compensation plans and the risk posed by those plans; and (x) require us to provide an annual nonbinding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our executives, consistent with regulations promulgated by the SEC. On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on-pay proposals for public company TARP participants.

Additional regulations applicable to TARP recipients adopted as part of EESA, the Financial Stability Plan, ARRA or other legislation may subject us to additional regulatory requirements.

Limitations on Incentive Compensation

In October 2009, the Federal Reserve issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve announced that it would review our incentive compensation arrangements as part of the regular, risk-focused supervisory process.

In June 2010, the Federal Reserve issued the incentive compensation guidance in final form and was joined in the by the FDIC, the Office of the Comptroller of the Currency and the Office of Thrift Supervision. The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Evolving Legislation and Regulatory Action

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provides for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.

New laws or regulations or changes to existing laws and regulations, including changes in interpretation or enforcement, could materially adversely affect our financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, with the result that the overall financial impact on the Company and the Bank cannot be anticipated at this time.

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

The capital and credit markets have been experiencing volatility and disruption for approximately three years. Declines in the housing market over this period, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. As a result of the broad based economic decline and the troubled economic conditions, financial institutions have pursued strategies that include seeking additional capital or merging with larger and stronger institutions. In some cases, financial institutions that did not pursue defensive strategies or did not succeed in those strategies, have failed. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Additionally, the market disruptions have increased the level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve materially in the near future and are managing the Company with numerous defensive strategies. A worsening of the current conditions would exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

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

•

We may expect to face increased regulation of our industry, including as a result of the EESA or the Dodd-Frank Act. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

Recent legislation and regulatory proposals in response to recent turmoil in the financial markets may materially adversely affect our business and results of operations.

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

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, including new or revised regulation of such things as systemic risk, capital adequacy, deposit insurance assessments and consumer financial protection. In addition, the federal banking regulators have issued joint guidance on incentive compensation and the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banking organizations. Complying with these and other new legislative or regulatory requirements, and any programs established thereunder, could have a material adverse impact on our results of operations, our financial condition and our ability to fill positions with the most qualified candidates available.

Our revenues are highly correlated to market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2010, net interest income made up 81.4% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

At present our one-year interest rate sensitivity position is mildly liability sensitive, such that a gradual increase in interest rates during the next twelve months should have a slightly negative impact on net interest income during that period. However, as with most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our customer base with more attractive options.

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

The fair market value of our securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Our concentration of real estate loans subjects the Company to risks that could materially adversely affect our results of operations and financial condition.

The majority of our loan portfolio is secured by real estate. As the economy has deteriorated and depressed real estate values, the collateral value of the portfolio and the revenue stream from those loans has come under stress and has required additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate and resolve credit quality issues is dependent on real estate activity and real estate prices, both of which have been unpredictable for more than three years.

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

Unlike larger organizations that are more geographically diversified, our banking offices are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

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

Ameris is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Common Stock and interest and principal on the Company’s debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Common Stock and its business, financial condition and results of operations may be materially adversely affected. At December 31, 2010, our Bank subsidiary’s earnings were not sufficient to allow for a dividend to Ameris without the prior approval of regulatory agencies. Consequently, cash-based activities, including further investments in or support of, the Bank could require borrowings or additional issuances of common or preferred stock.

We are subject to regulation by various federal and state entities.

We are subject to the regulations of the SEC, the Federal Reserve Board, the FDIC and the GDBF. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including our ability to branch, offer certain products or execute existing or planned business strategies.

We are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could materially adversely affect the reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.

We are subject to industry competition which may have an impact upon our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive financial services environment. Certain competitors are larger and may have more resources than we do. We face competition in our regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our nonbank competitors are not subject to the same extensive regulations that govern us or our bank subsidiary and may have greater flexibility in competing for business.

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

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations and other instances of unrest in the Middle East, we cannot predict with certainty possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the U.S. government and other governments in responding to such terrorist attacks or events in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

We may choose to use the proceeds of future stock offerings for general corporate purposes, including for possible acquisition opportunities that may become available, such as future FDIC-assisted transactions. It is not known whether suitable acquisition opportunities may become available or whether we will be able to successfully complete any such acquisitions. We may use the proceeds of an offering only to focus on sustaining our organic, or internal, growth or for other purposes. In addition, we may use all or a portion of the proceeds of an offering to support our capital. You may not agree with the ways we decide to use the proceeds of any stock offerings, and our use of the proceeds may not yield any profits.

Our inability to use a short form registration statement on Form S-3 may affect our short-term ability to access the capital markets.

The ability to conduct primary offerings under a registration statement on Form S-3 has benefits to issuers who are eligible to use this short form registration statement. Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process under Form S-3, combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering on Form S-1. One of the requirements for Form S-3 eligibility is for an issuer to have timely filed its Exchange Act reports (including Form 10-Ks, Form 10-Qs and certain Form 8-Ks) for the 12-month period immediately preceding either the filing of the Form S-3 or a subsequent determination date. If the Company does not satisfy this requirement of Form S-3, we may experience delays in our ability to raise capital in the capital markets. Any such delay may result in offering terms that may not be advantageous to us.

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

Our ability to originate and maintain accounts is highly dependent upon customer and other external perceptions of our business practices and our financial health. Adverse perceptions regarding our business practices or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory or legislative scrutiny, which may lead to laws, regulations or regulatory actions that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

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

In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. During 2009, we were required to pay a special assessment totaling $1.1 million and also to prepay the assessments that would normally have been paid during 2010-2012. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.

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

The success of past FDIC-assisted transactions, including the acquisitions of AUB, USB, SCB, FBJ, TBC and DBT, and any FDIC-assisted transaction in which the Company may participate in the future will depend on a number of factors, including, but not limited to, the following:

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

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches as is often the case with FDIC-assisted transactions, there may be higher than average levels of service disruptions that would cause inconveniences or potentially increase the effectiveness of competing financial institutions in attracting our customers. Integrating the acquired branches would not be an operation of substantial size and expense that Ameris is not familiar with, but we anticipate unique challenges and opportunities because of the nature of the transaction. Integration efforts will also likely divert our management’s attention and resources. It is not known whether we will be able to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transactions. We may also encounter unexpected difficulties or costs during the integration that could materially adversely affect our earnings and financial condition, perhaps materially. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage any growth resulting from FDIC-assisted transactions effectively.

Our willingness and ability to grow the acquired branches following FDIC-assisted transactions depend on several factors, most importantly the ability to retain certain key personnel that we hire or transfer in connection with such transactions. Our failure to retain these employees could adversely affect the success of such transactions and our future growth.

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

In evaluating potential acquisition opportunities, we may seek to acquire failed banks through FDIC-assisted transactions. While the FDIC may, in such transactions, provide assistance to mitigate certain risks, such as sharing in exposure to loan losses, and providing indemnification against certain liabilities, of the failed institution, we may not be able to accurately estimate our potential exposure to loan losses and other potential liabilities, or the difficulty of integration, in acquiring such institution.

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

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with past FDIC-assisted transactions, all of which may not be supported by loss-sharing agreements with the FDIC.

Although loan portfolios acquired in past FDIC-assisted transactions have initially been accounted for at fair value, we do not yet know whether the loans we acquired will become impaired, and impairment may result in additional charge-offs to the portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolios that we have acquired such acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although we have entered into loss-sharing agreements with the FDIC which provide that a significant portion of losses related to specified loan portfolios that we have acquired in connection with the FDIC-assisted transactions will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss-sharing agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss-sharing agreements will not be reimbursable by the FDIC and will negatively impact our net income. The loss-sharing agreements also impose standard requirements on us which must be satisfied in order to retain loss share protections.

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

Holders of our Common Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. During 2008 and in response to anticipated increases in corporate risks, our Board reduced our dividend from $0.56 per common share annually to $0.20 per common share annually. During 2009, the Board took further action, replacing the cash dividend with stock dividends, and in 2010, the Board suspended the stock dividends.

Sales of a significant number of shares of our Common Stock in the public markets, or the perception of such sales, could depress the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public markets and the availability of those shares for sale could adversely affect the market price of our Common Stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing stockholders and could cause the market price of our Common Stock to decline. We may issue such additional equity or convertible securities to raise additional capital. Depending on the amount offered and the levels at which we offer the stock, issuances of common or preferred stock could be substantially dilutive to shareholders of our Common Stock. Moreover, to the extent that we issue restricted stock, phantom shares, stock appreciation rights, options or warrants to purchase our Common Stock in the future and those stock appreciation rights, options or warrants are exercised or as shares of the restricted stock vest, our shareholders may experience further dilution. Holders of our shares of Common Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. We cannot predict with certainty the effect that future sales of our Common Stock would have on the market price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 310 First St. SE, Moultrie, Georgia 31768. The Company occupies approximately 6,300 square feet at this location plus an additional 37,248 square feet used for support services for banking operations, including credit, sales and operational support, as well as audit and loan review services. In addition to its corporate headquarters, Ameris operates 59 office or branch locations, of which 42 are owned and 17 are subject to either building or ground leases. At December 31, 2010, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and the Bank are parties to legal proceedings arising in the ordinary course of our business operations. Management, after consultation with legal counsel, does not anticipate that current litigation will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The Common Stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ABCB”. The following table sets forth: (i) the high and low sales prices for the Common Stock as quoted on NASDAQ during 2010 and 2009, as adjusted for stock dividends; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2010	High	Low	Dividend

March 31	$10.19	$6.88	1 for 130
June 30	11.64	8.90	1 for 210
September 30	10.59	7.75	—
December 31	11.15	8.69	—

Quarter Ended 2009	High	Low	Dividend

March 31	$11.62	$3.36	$.05
June 30	7.16	4.41	.05
September 30	7.33	5.65	1 for 130
December 31	7.49	4.97	1 for 130

Dividends

The amount of and nature of any dividends declared on our Common Stock in the future will be determined by our Board of Directors in their sole discretion. During 2008, the Board reduced our dividend rate from $0.56 per share of Common Stock annually to $0.20 per share annually. Beginning with the third quarter of 2009, the Board also replaced our cash dividend with a stock dividend, and during 2010, the stock dividend was suspended as well. Should the Board determine to declare a cash dividend in the future, the consent of the Treasury would be required for any increase in the per share dividends on the Common Stock beyond the per share dividend declared prior to October 14, 2008 ($0.05 per share per quarter). This limitation is in effect until the third anniversary of the date of the Treasury’s investment in the Preferred Shares, unless prior to the third anniversary, the Preferred Shares are redeemed or the Treasury has transferred all of its Preferred Shares to third parties. In addition, the Company would be required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1. of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Holders of Common Stock

As of February 24, 2011, there were approximately 2,278 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) Index and the index of NASDAQ Bank Stocks for the five-year period commencing December 31, 2005, and ending December 31, 2010. This line graph assumes an investment of $100 on December 31, 2005 and reinvestment of dividends and other distributions to shareholders.

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. The six FDIC assisted transactions completed in 2009 and 2010 and the acquisition of Islands on December 31, 2006 significantly affected the comparability of selected financial data. Specifically, since these acquisitions were accounted for using the purchase method, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part I, Item 1. of this Annual Report and in Note 2, “Business Combinations,” in the Notes to Consolidated Financial Statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)

Selected Balance Sheet Data:
Total assets	$2,972,168	$2,423,970	$2,407,090	$2,112,063	$2,047,542
Total loans, gross	1,374,757	1,584,359	1,695,777	1,614,048	1,442,951
Covered assets (loans and OREO)	609,922	146,585	—	—	—
Investment securities available for sale	322,581	245,556	367,894	289,382	283,192
FDIC loss-share receivable	177,187	45,840	—	—	—
Total deposits	2,535,426	2,123,116	2,013,525	1,757,265	1,710,163
Stockholders’ equity	273,407	194,964	239,359	191,249	178,732

Selected Income Statement Data:
Interest income	$119,071	$114,573	$129,008	$146,077	$124,111
Interest expense	29,794	40,550	56,343	70,999	54,150

Net interest income	89,277	74,023	72,665	75,078	69,961

Provision for loan losses	50,521	42,068	35,030	11,321	2,837
Other income	35,248	58,353	19,149	17,592	19,262
Other expenses	81,188	124,800	62,753	58,896	53,129

Income/(loss) before income taxes	(7,184)	(34,492)	(5,969)	22,453	33,257
Income tax expense/(benefit)	(3,195)	7,297	(2,053)	7,300	11,129

Net income/(loss)	$(3,989)	$(41,789))	$(3,916)	$15,153	$22,128

Preferred stock dividends	3,213	3,161	328	—	—

Net income/(loss) available to common shareholders	$(7,202)	$(44,950)	$(4,244)	$15,153	$22,128

Per Share Data:
Net income/(loss) – basic	$(0.35)	$(3.27)	$(0.31)	$1.12	$1.71
Net income/(loss) – diluted	(0.35)	(3.27)	(0.31)	1.11	1.68
Common book value	9.44	10.52	14.06	14.12	13.19
Common dividends – cash	—	.10	0.38	0.56	0.56
Common dividends – stock	3 for 157	2 for 130	—	—	—

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)

Profitability Ratios:
Net income to average total assets	(0.37)%	(0.52)%	(0.19)%	0.74%	1.22%
Net income to average common stockholders’ equity	(4.44)	(6.25)	(2.22)	8.13	13.9
Net interest margin	4.11	3.52	3.65	4.02	4.25
Efficiency ratio	65.20	74.61	68.35	63.55	59.55

Loan Quality Ratios:
Net charge-offs to average loans*	3.33%	2.77%	1.36%	0.53%	0.09%
Reserve for loan losses to total loans *	2.52	2.26	2.33	1.71	1.72
Nonperforming assets to total loans and OREO*	8.38	6.87	4.13	1.60	0.61

Liquidity Ratios:
Loans to total deposits	54.22%	74.62%	84.22%	91.85%	84.38%
Average loans (TE) to average earnings assets (TE)	76.50	79.26	82.32	81.72	79.39
Noninterest-bearing deposits to total deposits	10.89	11.16	10.36	9.36	12.96

Capital Adequacy Ratios:
Stockholders’ equity to total assets	9.20%	8.04%	7.91%	9.06%	8.73%
Common stock dividend payout ratio	NM	NM	NM	50.00	32.94

*	Excludes covered assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2010, the Company reported a net loss available to common shareholders of $7.2 million, or $0.35 per share, compared to a net loss available to common shareholders in 2009 of $45.0 million, or $3.27 per share. The Company’s loss as a percentage of average assets for 2010 and 2009 was 0.37% and 0.52%, respectively, while the Company’s loss as a percentage of average shareholders’ equity was 4.44% and 6.25%, respectively.

The Company’s performance in 2010 was impacted by a number of significant items. The major influences are:

•

The Company participated in four FDIC-assisted acquisitions during 2010. These transactions resulted in after-tax gains of $9.6 million, representing the difference between the fair values of the assets acquired and the liabilities assumed. In addition, the initial estimate of fair values in the TBC transaction yielded goodwill totaling approximately $956,000 after tax.

•

Credit costs increased during 2010 as the Company’s level of nonperforming assets remained elevated throughout the year. However, nonperforming assets declined for the first time in this economic cycle during the fourth quarter of 2010 as sales of OREO continued and in-migration of problem loans slowed. During 2010, the Company recorded $69.5 million of credit costs compared to $53.7 million in 2009. Credit costs include the loan loss provision, losses on the sale of problem loans or OREO and legal costs associated with problem loans or OREO.

•

The Company’s net interest margin expanded in 2010 to 4.11% from 3.52% in 2009 because of the improvement in interest expense and cost of funds. The Company’s yield on earning assets for 2010 increased only slightly to 5.47% compared to 5.43% for the year ended December 31, 2009, while the Company’s cost of funding declined more significantly, from 2.20% in 2009 to 1.93% in 2010.

•

Total assets increased $548.2 million, or 22.6%, to $2.97 billion at December 31, 2010 when compared to balances at December 31, 2009. A significant portion of the growth in 2010 came through the four FDIC-assisted transactions completed in 2010 with assets initially totaling $981.9 million.

•

The Company’s deposit mix remained favorable during 2010 with 58.2% of total deposits in non-CD accounts at December 31, 2010 compared to 58.6% at December 31, 2009. Growth in deposits came through acquisitions and through the continued efforts of our seasoned bankers. At December 31, 2010, low-cost transaction and savings deposits (costing less than 0.50%) totaled $726.4 million, representing growth of 30.5% over balances at December 31, 2009.

•

At December 31, 2010, the Bank had only $43 million of non-deposit borrowings outstanding and $118 million of brokered deposits, representing only 6.1% of the Bank’s total funding. This is compared to $2 million of non-deposit borrowings outstanding and $164 million of brokered deposits, representing only 7.6% of the Bank’s total funding at December 31, 2009.

CRITICAL ACCOUNTING POLICIES

Ameris has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management which could have a material impact on the carrying values of assets and liabilities and the results of our operations. We believe the following accounting policies applied by Ameris represent critical accounting policies.

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2010, we had two loans that exceed our in-house credit limit of $5.0 million. Total exposure to these two credits is $11.7 million. Additional disclosure concerning the Company’s largest loan relationships is provided below.

A substantial portion of our loan portfolio is in the commercial real estate and residential real estate sectors. Those loans are secured by real estate in our primary market areas. A substantial portion of OREO is located in those same markets. Therefore, the ultimate collectability of a substantial portion of our loan portfolio and the recoverability of a substantial portion of the carrying amount of OREO are susceptible to changes to market conditions in our primary market area.

Fair Value Accounting Estimates

Generally accepted accounting principles (“GAAP”) require the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include impaired loans, OREO, and the net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, we determine fair values utilizing estimates, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management. At December 31, 2010, the percentage of the Company’s assets measured at fair value was 36%. See Note 19, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements herein for additional disclosures regarding the fair value of our assets and liabilities.

When a loan is considered impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the net realizable value, following foreclosure. The Company’s impaired loans and foreclosed property are concentrated in markets and areas where the determination of fair value through market research (recent sales and/or qualified appraisals) is difficult. Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in traditionally stable real estate environments. Although management believes its processes for determining the value of these assets are appropriate and allow Ameris to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be different from management’s determination of fair value.

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

Income Taxes

GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional details.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as gains on FDIC-assisted transactions and the provision for loan losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated balance sheet.

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

We have recorded on our consolidated balance sheet net deferred tax assets of $887,000 as of December 31, 2010. Deferred gains on FDIC-assisted transactions represent the Company’s largest deferred tax liability, totaling $14.5 million. Allowances for loan losses associated with loans where no loss has yet been recorded for tax purposes represent the Company’s largest deferred tax asset, totaling $12.1 million. The Company has deferred tax assets of $3.0 million related to certain loss carryforwards. For these assets, Ameris believes there will be sufficient taxable income in the future to allow utilization of these loss carryforwards in the tax jurisdictions where they exist.

Long-Lived Assets, Including Intangibles

During 2009, the Company engaged an independent third party to evaluate the carrying value of goodwill, and it was determined that the balance of goodwill was impaired. As such, the Company recorded an impairment charge of $54.8 million, representing the entire balance of goodwill during the fourth quarter of 2009. No goodwill was expensed or amortized during 2010 or 2008 in accordance with GAAP. During 2010, the Bank recorded new goodwill totaling $956,000 related to the acquisition of TBC.

The Company’s balance of intangible assets at December 31, 2010 totaled $4.3 million and is being amortized over its previously determined useful life. During 2010, the Bank recorded new core deposit intangibles totaling $1.7 million related to the acquisitions of SCB, FBJ, TBC and DBT.

NET INCOME/(LOSS) AND EARNINGS PER SHARE

The Company’s net loss available to common shareholders during 2010 was $7.2 million, or $0.35 per diluted share. This is compared to a net loss available to common shareholders during 2009 of $45.0 million, or $3.27 per diluted share and a net loss available to common shareholders during 2008 of $4.2 million, or $0.31 per diluted share. During the fourth quarter of 2009, the Company recorded a non-cash charge for goodwill impairment totaling $54.8 million. Excluding this non-cash charge for goodwill impairment that did not affect the Company’s tangible equity or liquidity, the Company reported net income available to common shareholders of $9.9 million, or $0.72 per diluted share, for the year ended December 31, 2009.

For the fourth quarter of 2010, the Company recorded net income available to common shareholders of $1.1 million, or $0.04 per diluted share, compared to a net loss available to common shareholders of $39.2 million, or $2.82 per diluted share, for the quarter ended December 31, 2009 and to a net loss available to common shareholders of $10.7 million, or $0.78 per diluted share, for the quarter ended December 31, 2008. Excluding the $54.8 million goodwill impairment recorded in the fourth quarter of 2009, net income available to common shareholders for the fourth quarter of 2009 totaled $15.7 million, or $1.14 per diluted share.

EARNING ASSETS AND LIABILITIES

Average earning assets in 2010 increased 3.7% to $2.20 billion as compared to 2009. The earning asset and interest-bearing liability mix is constantly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

The following statistical information should be read in conjunction with the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

The following tables set forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)

ASSETS
Interest-earning assets:
Loans	$1,686,162	$108,315	6.42%	$1,684,910	$101,559	6.03%	$1,667,483	$114,186	6.85%
Investment securities	259,652	11,691	4.50	289,320	13,505	4.67	309,109	15,517	5.02
Short-term assets	258,366	551	0.21	151,318	334	0.22	49,082	507	1.03

Total earning assets	2,204,180	120,557	5.47	2,125,548	115,398	5.43	2,025,674	130,210	6.43

Non-earning assets	288,116			145,791			175,362

Total assets	$2,492,296			$2,271,339			$2,201,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,005,240	$10,601	1.05%	$865,001	$11,107	1.28%	$656,876	$11,611	1.77%
Time deposits	905,418	18,046	1.99	900,744	27,399	3.04	968,124	40,331	4.17
Other borrowings	28,368	186	0.66	30,799	272	0.88	22,294	497	2.22
FHLB advances	7,738	82	1.06	7,974	104	1.30	102,641	1,500	1.46
Trust preferred securities	42,269	879	2.08	42,269	1,668	3.95	42,269	2,404	5.69

Total interest-bearing liabilities	1,989,033	29,794	1.50	1,846,787	40,550	2.20	1,792,204	56,343	3.14

Demand deposits	242,533			213,786			198,422
Other liabilities	17,881			9,472			13,566
Stockholders’ equity	242,849			201,294			196,844

Total liabilities and stockholders’ equity	$2,492,296			$2,271,339			$2,201,036

Interest rate spread			3.97%			3.23%			3.29%

Net interest income		$90,763			$74,848			$73,867

Net interest margin			4.11%			3.52%			3.65%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, investment securities, interest-bearing deposits in banks and federal funds sold. Our interest-bearing liabilities include deposits, other short-term borrowings, FHLB advances and subordinated debentures.

2010 compared to 2009. For the year ended December 31, 2010, interest income was $119.1 million, an increase of $4.5 million, or 3.9%, compared to the same period in 2009. Average earning assets increased $78.6 million, or 3.70%, to $2.20 billion for the year ended December 31, 2010 compared to $2.13 billion as of December 31, 2009. Yield on average earning assets on a taxable equivalent basis increased slightly during 2010 to 5.47% compared to 5.43% for the year ended December 31, 2009. Higher yields on covered loans offset the lower yield on investment securities.

Interest expense on deposits and other borrowings for the year ended December 31, 2010 was $29.8 million, compared to $40.6 million for the year ended December 31, 2009. During 2010, average funding increased $171.0 million, or 8.3%. Average balances of time deposits increased $4.7 million, or 0.5%, from 2009 to 2010. The average balance of non-interest bearing deposit accounts increased by $28.7 million, or 13.4%, from 2009 to 2010. This shift of balances from higher cost time deposits into non-interest bearing accounts helped reduce the cost of average deposits from 1.95% in 2009 to 1.57% in 2010. Average non-deposit borrowings decreased 3.3% during 2010, from $81.0 million at December 31, 2009 to $78.4 million at December 31, 2010.

On a taxable-equivalent basis, net interest income for 2010 was $90.6 million compared to $74.8 million in 2009, an increase of $15.7 million, or 21.0%. The Company’s net interest margin, on a tax equivalent basis, increased to 4.11% for the year ended December 31, 2010 compared to 3.52% for the year ended December 31, 2009.

2009 compared to 2008. During 2009, the Company saw several significant trends in earning assets and in its funding mix. With regard to earning assets, short-term assets (federal funds sold and interest bearing deposits) averaged $151.3 million during 2009 compared to $49.3 million in 2008. Traditionally, the Company’s year-end balance sheet contains significant amounts of excess deposits from municipalities and businesses. Expected declines in these balances will reduce the Company’s position in short-term assets and further improve capital ratios. Loans decreased during 2009 to $1.58 billion from $1.70 billion at the end of 2008. The decrease in loans resulted from the combination of continued reductions in construction and development loans and reduced demand over our entire footprint. Investment securities decreased substantially during 2009, from $367.9 million at the end of 2008 to $245.6 million at the end of 2009, because management has not invested material amounts of short-term assets in the current interest rate environment.

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

In 2009, the Company reported $74.0 million in net interest income, a modest increase of $1.3 million, or 1.9%, from levels reported in 2008. Declines in interest income and yields on earning assets were offset by savings on interest expense realized from substantial improvements in the Company’s funding mix. Yields on earning assets declined to 5.43% in 2009 compared to 6.43% in 2008. Declines in loan yields and the Company’s concentration in low-yielding short-term assets accounted for the majority of the declines. Loan yields in 2009 were 6.03% compared to 6.85% in 2008. The concentration in short-term assets during 2009 amounted to 7.1% of earning assets, compared to 2.4% in 2008. The average yield on this higher level of liquidity in 2009 was 0.22%, a decline from 1.03% in 2008.

	2010 vs. 2009			2009 vs. 2008
	Increase	Changes Due To		Increase	Changes Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume

Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$6,756	$6,680	$76	$(12,627)	$(13,857)	$1,230
Interest on securities:	(1,814)	(429)	(1,385)	(2,012)	(1,019)	(993)
Short-term assets	217	(19)	236	(173)	(1,225)	1,052

Total interest income	5,159	6,232	(1,073)	(14,812)	(16,101)	1,289

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	(506)	(2,307)	1,801	(504)	(4,204)	3,700
Interest on time deposits	(9,353)	(9,495)	142	(12,932)	(10,162)	(2,770)
Interest on other borrowings	(86)	(65)	(21)	(225)	(412)	187
Interest on FHLB advances	(22)	(19)	(3)	(1,396)	(12)	(1,384)
Interest on trust preferred securities	(789)	(789)	—	(736)	(737)	1

Total interest expense	(10,756)	(12,674)	1,918	(15,793)	(15,527)	(266)

Net interest income	$15,915	$18,906	$(2,991)	$981	$(574)	$1,555

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

Continued declines in credit quality during 2010 resulted in a provision for loan losses of $50.5 million, compared to $42.1 million for 2009 and $35.0 million in 2008. Net charge-offs in 2010 remained elevated from historical levels at 3.33% of average loans, excluding the loans covered in the FDIC-loss sharing agreements, compared to 2.26% in 2009 and 1.36% in 2008.

At December 31, 2010, non-performing assets, excluding assets covered in the FDIC-loss sharing agreements, amounted to $137.2 million, or 6.72% of total loans and OREO, compared to 6.73% at December 2009. Other real estate was approximately $57.9 million as of December 31, 2010, reflecting a significant increase from the $23.3 million reported at December 31, 2009. The Company’s reserve for loan losses at December 31, 2010 was $34.6 million, or 2.52% of total loans, compared to $35.8 million, or 2.26%, and $39.7 million, or 2.34%, for December 2009 and 2008, respectively.

Non-Interest Income

Following is a comparison of non-interest income for 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Service charges on deposit accounts	$15,143	$13,593	$13,916
Mortgage banking activities	2,748	3,050	3,180
Gain on sale of securities	200	871	316
Gain on acquisitions	14,651	38,566	—
Other income	2,506	2,273	1,737

	$35,248	$58,353	$19,149

2010 compared to 2009. Total non-interest income in 2010 was $35.2 million compared to $58.4 million in 2009, a decrease of $23.2 million. The majority of the decrease in non-interest income related to gains realized on the FDIC-assisted transactions. In determining the gain from these transactions, the Company evaluated the fair value of the assets acquired and the liabilities assumed. Because the Company’s bid to acquire the assets included discounts totaling $68.2 million and because the anticipated losses were covered by loss-sharing agreements with the FDIC, Ameris determined that the fair value of the assets acquired exceeded the liabilities assumed.

Income from mortgage banking activities continued to decline during 2010. Although mortgage rates are at historically low levels, real estate activity and stricter underwriting guidelines from the guaranteeing agencies have limited the production to levels much lower than would have been anticipated.

Service charges on deposit accounts represent the largest component of recurring non-interest income. In 2010, excluding gains on securities and on acquisitions, service charges were 74% of total non-interest income, compared to 72% in 2009. The increase in service charges was due to the increased number of deposit accounts as a result of the FDIC-assisted transactions.

2009 compared to 2008. Total non-interest income in 2009 was $58.4 million compared to $19.1 million in 2008, an increase of $39.3 million. The majority of the increase in non-interest income related to gains realized on the FDIC-assisted transactions. In determining the gain from these transactions, the Company evaluated the fair value of the assets acquired and the liabilities assumed. Because the Company’s bid to acquire the assets included discounts totaling $52.2 million and because the anticipated losses were covered by loss-sharing agreements with the FDIC, Ameris determined that the fair value of the assets acquired exceeded the liabilities assumed.

Service charges on deposit accounts represent the largest component of recurring non-interest income. In 2009, excluding gains on securities and on acquisitions, service charges were 72% of total non-interest income, compared to 74% in 2008. This decrease was due to a decline in the number of accounts from 2008 to 2009.

Non-Interest Expense

Following is a comparison of non-interest expense for 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Salaries and employee benefits	$31,918	$31,939	$31,700
Equipment and occupancy	8,212	8,914	8,069
Amortization of intangible assets	988	617	1,170
Data processing and communication costs	7,644	6,878	6,457
Advertising and public relations	566	1,661	3,083
Postage & delivery	1,248	1,245	1,420
Printing & supplies	924	1,020	1,270
Legal fees	647	445	537
Other professional fees	1,116	803	1,306
Directors fees	150	709	743
FDIC assessments	5,133	3,452	932
OREO and problem loan expenses	16,412	7,643	1,043
Goodwill impairment charge	—	54,813	—
Other expense	6,230	4,661	5,023

	$81,188	$124,800	$62,753

2010 compared to 2009. Operating expenses in 2010 increased from $70.0 million in 2009, excluding the $54.8 million of goodwill impairment recorded in 2009, to $81.2 million in 2010. Problem loan and OREO expenses increased $8.8 million in 2010, as the level of OREO and problem loans remained elevated throughout 2010. This $8.8 million increase included a $3.7 million increase in losses on the sale of OREO and a $5.1 million increase in carrying costs on problem loans and OREO. Reductions in marketing and advertising expense totaled $1.1 million, or 65.9%, as the Company reduced print and radio advertisements and focused more heavily on lower cost advertising in its local markets.

Although the Company’s assets increased 22.6% during 2010, salaries and employee benefits remained stable at $31.9 million for both 2009 and 2010. Expenses associated with occupancy and equipment decreased by 7.9% in 2010 to $8.2 million due to lower maintenance and depreciation expense. At the end of 2010, the Company has no branch projects planned or under development and notes that all costs associated with its recent de novo activity in South Carolina have been incurred.

Data processing and communication costs increased to $7.6 million in 2010, an increase of 11.1% compared to $6.9 million in 2009. This increase is attributable to the FDIC-assisted transactions, as well as growth in customer accounts. The Company anticipates data processing costs to stabilize as the banks acquired through FDIC-assisted transactions are converted to the Ameris core operating system.

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

Income Taxes

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2010, the Company recorded an income tax benefit of $3.2 million. This compares to an income tax expense of $7.3 million for the year ended December 31, 2009 and an income tax benefit of $2.1 million for the year ended December 31, 2008. The Company’s effective tax rate was 44%, 36% and 34% for the years ended December 31, 2010, 2009 and 2008, respectively. The Company has excluded the goodwill impairment charge of $54.8 million for purposes of calculating the 2009 effective tax rate. The Company’s higher effective tax rate for 2010 was due to the impact of tax-exempt income compared to total taxable income for the year.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry. As of December 31, 2010, approximately 86.7% of our loan portfolio was secured by real estate. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Commercial, financial & agricultural	$142,312	$169,280	$184,187	$194,629	$209,922
Real estate – construction & development	162,594	234,403	342,161	382,171	330,621
Real estate – commercial & farmland	683,974	749,029	718,821	624,582	519,767
Real estate – residential	344,830	380,080	395,372	352,695	317,790
Consumer installment loans	34,293	40,984	47,160	52,736	57,815
Other	6,754	10,583	8,076	7,235	7,036

	1,374,757	1,584,359	1,695,777	1,614,048	1,442,951
Less reserve for possible loan losses	34,576	35,762	39,652	27,640	24,863

Loans, net	$1,340,181	$1,548,597	$1,656,125	$1,586,408	$1,418,088

The following table provides additional disclosure on the various loan types comprising the subgroup “Real estate – commercial & farmland” at December 31, 2010 (in thousands):

	Outstanding Balance	Average Maturity (Months)	Average Rate	% non-accrual

Owner-Occupied	$253,197	45	6.12%	2.69%
Farmland	106,263	30	6.42%	4.13%
Land	8,110	11	6.25%	22.42%
Apartments	44,235	39	5.96%	—
Hotels / Motels	43,408	57	6.18%	13.03%
Auto Dealers	20,270	19	5.65%	—
Offices / Office Buildings	46,233	39	6.25%	9.50%
Strip Centers (Anchored & Non-Anchored)	29,552	28	5.74%	8.85%
Convenience Stores	4,315	69	5.15%	—
Retail Properties	45,986	38	6.13%	3.09%
Warehouse Properties	30,380	81	6.07%	7.52%
All Other	52,025	61	5.56%	2.76%

	$683,974	44	6.10%	4.49%

Assets Covered by Loss-Sharing Agreements with the FDIC - Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaling $555.0 million and $137.2 million at December 31, 2010 and 2009, respectively, are not included in the preceding table. OREO that is covered by the loss-sharing agreements with the FDIC totaled $54.9 million and $9.3 million at December 31, 2010 and 2009, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value of $168.9 million and $45.8 million on the 2010 and 2009 acquisition dates, respectively. The FDIC loss-share receivable reported at December 31, 2010 and 2009 was $177.2 million and $45.8 million, respectively.

The Bank recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. For the year ended December 31, 2010, the Company recorded approximately $1.7 million of provision for loan losses to account for decreases in estimated cash flows on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Covered loans are shown below according to loan type as of the end of the years shown (in thousands):

	2010	2009
Commercial, financial & agricultural	$47,309	$22,854
Real estate – construction & development	89,781	11,454
Real estate – commercial & farmland	257,428	65,087
Real estate – residential	149,226	23,168
Consumer installment loans	11,247	14,685

Total Covered Loans	$554,991	$137,248

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

	Balance	Average Rate	Average Maturity (months)	% unsecured	% in non- accrual status

Commercial, financial & agricultural	$5,489	5.67%	28	36.1%	—
Real estate – construction & development	13,489	6.82%	5	—	18.34%
Real estate – commercial & farmland	110,448	5.53%	51	—	—
Real estate – residential	3,303	5.96%	24	—	—
Consumer installment loans	136	7.00%	11	100.0%	—

Total	$132,865	5.58%	45	1.6%	1.86%

Ameris Bank Loan Portfolio	$1,374,757	6.27%	39	1.1%	5.77%

Total loans as of December 31, 2010 are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)

Commercial, financial & agricultural	$71,216	$59,080	$12,016	$142,312
Real estate – construction & development	107,329	46,034	9,231	162,594
Real estate – commercial & farmland	229,580	321,170	133,224	683,974
Real estate – residential	122,888	140,613	81,329	344,830
Consumer installment loans	8,529	24,253	1,511	34,293
Other	6,754	—	—	6,754

	$546,296	$591,150	$237,311	$1,374,757

The following table summarizes loans at December 31, 2010 with maturity dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$508,578
Floating or adjustable interest rates	319,883

$828,461

Covered loans as of December 31, 2010, are shown below according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)

Covered loans	$401,848	$132,118	$21,025	$554,991

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

	At December 31,
	2010		2009		2008		2007		2006
	(Dollars in Thousands)
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial, financial, and agricultural	$2,779	10%	$3,375	11%	$4,675	11%	$3,830	13%	$3,792	12%
R/E Commercial & Farmland	14,971	50	25,304	67	20,770	63	17,199	62	14,307	61
R/E Construction & Development	7,705	12	3,552	6	4,907	10	3,487	11	3,293	11

Total Commercial	25,455	72	32,231	84	30,352	84	24,516	86	21,392	84

R/E Residential	8,664	25	2,636	12	3,285	11	2,078	10	2,325	10
Consumer Installment	457	3	895	4	1,015	5	1,046	4	1,146	6
Unallocated	—	—	—	—	5,000	—	—	—	—	—

	$34,576	100%	$35,762	100%	$39,652	100%	$27,640	100%	$24,863	100%

The following table presents an analysis of our loan loss experience, excluding covered loans, for the periods indicated:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Average amount of loans outstanding	$1,686,162	$1,684,910	$1,667,483	$1,536,243	$1,308,174

Balance of reserve for possible loan losses at beginning of period	$35,762	$39,652	$27,640	$24,863	$22,294

Charge-offs:
Commercial real estate, financial and agricultural	(41,442)	(35,231)	(18,711)	(8,735)	(1,726)
Residential real estate	(10,091)	(10,859)	(4,514)	(623)	(1,444)
Consumer Installment	(1,090)	(1,041)	(1,115)	(1,057)	(967)
Recoveries:
Commercial real estate, financial and agricultural	2,097	742	733	1,339	1,595
Residential real estate	186	278	199	120	745
Consumer Installment	315	153	390	412	505

Net charge-offs	(50,025)	(45,958)	(23,018)	(8,544)	(1,292)

Additions to reserve charged to operating expenses	48,839	42,068	35,030	11,321	2,837

Allowance for loan losses of acquired subsidiary	—	—	—	—	1,024

Balance of reserve for possible loan losses at end of period	$34,576	$35,762	$39,652	$27,640	$24,863

Ratio of net loan charge-offs to average non-covered loans	3.33%	2.73%	1.38%	0.56%	0.10%

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

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Commercial, financial & agricultural	$8,648	$4,774	$4,810	$1,736	$928
Real estate – construction & development	7,887	15,787	10,522	3,754	2,137
Real estate – commercial & farmland	55,170	67,172	44,235	11,037	2,358
Real estate – residential	6,376	6,965	4,730	1,076	715
Consumer installment loans	1,208	1,433	1,117	865	739

Total	$79,289	$96,131	$65,414	$18,468	$6,877

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—	2	4	—

During 2008 and continuing through 2009, loans tied to the housing industry (Acquisition, Development and Construction loans) came under severe strain as housing prices fell sharply and sales activity slowed. Certain markets, where housing prices had risen sharply in recent years, suffered greater corrections than others. The Company’s exposure to certain housing related loans primarily in northern Florida and coastal Georgia and South Carolina resulted in deteriorating credit quality and caused most of the increase in non-accrual loans shown above. As the deterioration in the real estate market slowed and indications of recovery in these markets emerged during the second half of 2010, our levels of non-accrual loans have seen slight improvement.

LIQUIDITY AND INTEREST RATE SENSITIVITY

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

A principal objective of our asset/liability management strategy is to minimize our exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of our Asset and Liability Committee (the “ALCO Committee”) which establishes policies and monitors results to control interest rate sensitivity.

As part of our interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are “interest rate sensitive” and monitors its interest rate-sensitivity “gap.” An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 61.1% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan with the longest maturity, are usually made with five to fifteen year maturities, but with either a variable interest rate or a fixed rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2010, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2010
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)

Interest-earning assets:
Short-term assets	$261,262	$—	$—	$—	$261,262
Investment securities	12,940	1,305	44,469	276,307	335,021
Loans	696,047	170,132	413,883	94,695	1,374,757
Covered loans	321,000	80,848	132,118	21,025	554,991

	1,291,249	252,285	590,470	392,027	2,526,031

Interest-bearing liabilities:
Interest-bearing demand deposits	1,062,856	—	—	—	1,062,856
Savings	134,128	—	—	—	134,128
Time deposits	258,828	586,051	216,954	554	1,062,387
Short-term borrowings	68,184	—	—	—	68,184
FHLB advances	12,014	—	31,481	—	43,495
Trust preferred securities	5,155	—	—	37,114	42,269

	1,541,165	586,051	248,435	37,668	2,413,319

Interest rate sensitivity gap	$(249,916)	$(333,766)	$342,035	$354,359	$112,712

Cumulative interest rate sensitivity gap	$(249,916)	$(583,682)	$(241,647)	$112,712

Interest rate sensitivity gap ratio	0.84	0.43	2.38	NM

Cumulative interest rate sensitivity gap ratio	0.84	0.73	0.90	1.05

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
	2010	2009	2008
	(Dollars in Thousands)
U. S. Government sponsored agencies	$35,468	$39,525	$132,646
State, county and municipal securities	57,696	38,156	18,302
Corporate debt securities	10,786	8,675	11,618
Mortgage-backed securities	218,631	159,200	205,328

	$322,581	$245,556	$367,894

The amounts of securities available for sale in each category as of December 31, 2010 are shown in the following table according to contractual maturity classifications: (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal		Corporate debt		Mortgage-backed
	Amount	Yield(1)	Amount	Yield(1)(2)	Amount	Yield(1)	Amount	Yield (1)
	(Dollars in Thousands)
One year or less	$—	—%	$1,805	3.74%	$—	—%	$—	—%
After one year through five years	24,272	0.53	14,994	4.52	2,503	6.76	1,699	3.56
After five years through ten years	7,216	4.13	29,029	4.29	2,965	5.96	4,433	3.40
After ten years	3,980	1.88	11,868	4.76	5,318	6.30	212,499	4.04

	$35,468	1.38%	$57,696	4.43%	$10,786	6.31%	$218,631	4.02%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.
(2)	Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 35%.

The investment portfolio consists of securities which are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. Investments in “pooled” trust preferred securities are limited to a single issue totaling $317,000 December 31, 2010.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below:

	Year Ended December 31,
	2010		2009
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Noninterest-bearing demand	$242,533	0.00%	$213,786	0.00%
NOW	498,433	0.91	458,104	1.14
Money Market	442,589	1.29	349,073	1.57
Savings	64,218	0.56	57,824	0.73
Time	905,418	1.99	900,744	3.04

Total deposits	$2,153,191	1.38%	$1,979,531	1.95%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2010, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) greater than one year.

(Dollars in Thousands)
Three months or less	$140,564
Three months to one year	335,456
One year or greater	149,051

Total	$625,071

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

Following is a summary of the commitments outstanding at December 31, 2010 and 2009.

	December 31,
	2010	2009
	(Dollars in Thousands)
Commitments to extend credit	$166,845	$143,868
Financial standby letters of credit	7,874	3,921

	$174,719	$147,789

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2010		2009		2008
	(Dollars in Thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$28,368	0.65%	$25,813	0.67%	$17,294	2.05%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$68,184		$55,254		$63,973

The following table sets forth certain information about contractual cash obligations as of December 31, 2010.

	Payments Due After December 31, 2010
	Total	1 Year Or Less	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)
Time certificates of deposit	$1,062,387	$844,935	$201,892	$15,006	$554
Federal Home Loan Bank advances	43,495	12,014	31,481	—	—
Subordinated debentures	42,269	—	—	—	42,269

Total contractual cash obligations	$1,148,151	$856,949	$233,373	$15,006	$42,823

Our operating leases represent short-term obligations, normally with maturities of less than three years. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2010, we had immaterial amounts of binding commitments for capital expenditures.

CAPITAL ADEQUACY

Capital Purchase Program

On November 21, 2008, the Company elected to participate in the CPP established by the EESA. Accordingly, on such date, the Company issued and sold to the Treasury, for an aggregate cash purchase price of $52 million, (i) 52,000 “Preferred Shares” having a liquidation preference of $1,000 per share, and (ii) a ten-year “Warrant” to purchase up to 679,443 shares of Common Stock, at an exercise price of $11.48 per share. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act.

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

The Purchase Agreement pursuant to which the Preferred Shares and the Warrant were sold contains limitations on the payment of dividends on the Common Stock (including with respect to the payment of cash dividends in excess of $0.05 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008) and on the Company’s ability to repurchase its Common Stock, and subjects the Company to certain of the executive compensation limitations included in the EESA and related regulations.

Capital Regulations

The capital resources of our Company are monitored on a periodic basis by state and federal regulatory authorities. During 2010, our Company’s capital increased $78.4 million due to the successful capital raise of $85.3 million, partially offset by the net loss available to common shareholders of $7.2 million. During 2009, our Company’s capital decreased $44.4 million, mostly the result of the loss available to common shareholders totaling the same amount. The loss was driven primarily by the goodwill impairment charge that did not affect the Company’s regulatory capital or liquidity. Other capital related transactions, such as Common Stock issuances through the exercise of stock options and restricted stock, changes in unrealized losses on investment securities and repurchase of treasury shares combined to account for only a small change in the capital of the Company.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2010.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Leverage capital
Consolidated	$306,818	11.34%	$108,198	4.00%	$198,620	7.34%
Ameris Bank	296,301	11.05	107,303	4.00	188,998	7.05
Risk-based capital:
Core capital
Consolidated	306,818	18.19	67,465	4.00	239,353	14.19
Ameris Bank	296,301	17.62	67,255	4.00	229,046	13.62
Total capital
Consolidated	328,074	19.45	134,931	8.00	193,143	11.45
Ameris Bank	317,485	18.88	134,509	8.00	182,976	10.88

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

	Quarters Ended December 31, 2010
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:
Interest income	$30,811	$29,173	$31,097	$27,991
Interest expense	7,805	7,173	7,238	7,578

Net interest income	23,006	22,000	23,859	20,413
Provision for loan losses	11,404	9,740	18,608	10,770

Net interest income after provision for loan losses	11,602	12,260	5,251	9,643
Noninterest income	12,303	5,011	13,049	4,885
Noninterest expense	21,946	18,928	23,383	16,931

Income (loss) before income taxes	1,959	(1,657)	(5,083)	(2,403)
Income tax	98	(760)	(1,664)	(869)

Net income (loss)	1,861	(897)	(3,419)	(1,534)
Preferred stock dividends	811	807	799	796

Net income (loss) available to common stockholders	$1,050	$(1,704)	$(4,218)	$(2,330)

Per Share Data:
Net income – basic and diluted	0.04	(0.07)	(0.20)	(0.17)
Common Dividends (Cash)	—	—	—	—
Common Dividends (Stock)	—	—	1 for 210	1 for 130

	Quarters Ended December 31, 2009
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:
Interest income	$27,831	$28,022	$29,100	$29,617
Interest expense	8,130	9,210	10,561	12,649

Net interest income	19,701	18,812	18,539	16,968
Provision for loan losses	16,468	8,298	9,390	7,912

Net interest income after provision for loan losses	3,233	10,514	9,149	9,056
Noninterest income	43,739	4,521	4,596	5,496
Noninterest expense	75,982	15,360	17,729	15,727

Income (loss) before income taxes	(29,010)	(325)	(3,984)	(1,175)
Income tax	9,323	(198)	(1,290)	(539)

Net income (loss)	(38,333)	(127)	(2,694)	(636)
Preferred stock dividends	665	664	804	701

Net income (loss) available to common stockholders	$(39,192)	(791)	(3,498)	(1,337)

Per Share Data:
Net income – basic and diluted	(2.84)	(0.07)	(0.25)	(0.10)
Common Dividends (Cash)	—	—	0.05	0.05
Common Dividends (Stock)	1 for 130	1 for 130	—	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed only to U.S. Dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as trading. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. Our policy is to maintain a gap ratio in the one-year time horizon of .80 to 1.20. As indicated by the gap analysis included in this Annual Report, we are somewhat liability sensitive in relation to changes in market interest rates. Being liability sensitive would result in net interest income decreasing in a rising rate environment and increasing in a declining rate environment.

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 200 basis points increase or 200 basis points decrease in market rates on net interest income and is monitored on a quarterly basis. Our most recent model projects net interest income would decrease slightly if rates rise 200 basis points gradually over the next year. A scenario involving a 200 basis points decrease is irrelevant at this time with current market rates being at or near zero since the last reduction of the federal funds target rate by the Federal Reserve on December 16, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Operations – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years, there have been no changes in our accountants or disagreements with our accountants on any matter of accounting principles or practices for financial statement disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010 there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors,” “Board and Committee Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	851,828	$14.19	316,514

(1)	Consists of our (i) 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, which provides for the granting to officers and certain other employees of qualified or nonqualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and Common Stock or any combination thereof, and (ii) the ABC Bancorp Omnibus Stock Ownership and Long-Term incentive Plan that was adopted in 1997, which now is operative only with respect to the exercise of options that remain outstanding under such plan and under which no further awards may be granted. All securities remaining for future issuance represent awards that may be granted under the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets – December 31, 2010 and 2009;

(ii)	Consolidated Statements of Operations – Years ended December 31, 2010, 2009 and 2008;

(iii)	Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2010, 2009 and 2008;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2010, 2009 and 2008;

(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008; and

(vi)	Notes to Consolidated Financial Statements.

(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 20 of the Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date:	March 16, 2011	By:	/s/ Edwin W. Hortman, Jr.
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

Date:	March 16, 2011	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	March 16, 2011	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

Date:	March 16, 2011	/s/ R. Dale Ezzell
R. Dale Ezzell, Director

Date:	March 16, 2011	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date:	March 16, 2011	/s/ Daniel B. Jeter
Daniel B. Jeter, Director and Chairman of the Board

Date:	March 16, 2011	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date:	March 16, 2011	/s/ Brooks Sheldon
Brooks Sheldon, Director

Date:	March 16, 2011	/s/ Jimmy D. Veal
Jimmy D. Veal, Director

Date:	March 16, 2011	/s/ V. Wayne Williford
V. Wayne Williford, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Assumption Agreement dated as of October 23, 2009 among the Federal Deposit Insurance Corporation, Receiver of American United Bank, Lawrenceville, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the SEC on March 15, 2010).

2.2	Purchase and Assumption Agreement dated as of November 6, 2009 among the Federal Deposit Insurance Corporation, Receiver of United Security Bank, Sparta, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 16, 2010).

2.3	Purchase and Assumption Agreement dated as of May 14, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of Satilla Community Bank, St. Marys, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 20, 2010).

2.4	Purchase and Assumption Agreement dated as of October 22, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of First Bank of Jacksonville, Jacksonville, Florida, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on October 27, 2010).

2.5	Purchase and Assumption Agreement dated as of November 12, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of Darby Bank & Trust Co., Vidalia, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 18, 2010).

2.6	Purchase and Assumption Agreement dated as of November 12, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of Tifton Banking Company, Tifton, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 18, 2010).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the SEC on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the SEC on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

3.9	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

4.1	Placement Agreement between Ameris Bancorp, Ameris Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. dated September 13, 2006 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and First Tennessee Bank National Association dated September 20, 2006 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and TWE, Ltd. dated September 20, 2006 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.4	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.5	Amended and Restated Declaration of Trust between Ameris Bancorp, the Administrators of Ameris Statutory Trust I signatory thereto and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.6	Guarantee Agreement between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.7	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 issued to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.8	Warrant to Purchase 679,443 shares of Common Stock of Ameris Bancorp, issued to the U.S. Department of Treasury on November 21, 2008 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.1	Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (incorporated by reference to Exhibit 5.3 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

10.2	Executive Salary Continuation Agreement dated February 14, 1984 (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Annual Report on Form 10-KSB filed with the SEC on March 27, 1989).

10.3	Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 25, 1998).

10.4	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 29, 2000).

10.5	Executive Employment Agreement with Jon S. Edwards dated as of July 1, 2003 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003).

10.6	Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 15, 2004).

10.7	Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003 (incorporated by reference to Exhibit 10.20 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 15, 2004).

10.8	Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

10.9	Form of 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 18, 2005).

10.10	Executive Employment Agreement with Dennis J. Zember Jr. dated as of May 5, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the SEC on May 11, 2005).

10.11	Revolving Credit Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 20, 2005).

10.12	Security Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 20, 2005).

10.13	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.14	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.15	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.16	Executive Employment Agreement with Marc J. Bogan dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2007).

10.17	Executive Employment Agreement with C. Richard Sturm dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2007).

10.18	Letter Agreement, dated November 21, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Ameris Bancorp and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.19	Form of Senior Executive Officer Waiver, executed by each of Messrs. Edwin W. Hortman, Jr., Dennis J. Zember Jr., Jon S. Edwards, C. Johnson Hipp, III and Marc J. Bogan (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.20	Form of Executive Compensation Letter Agreement, executed by Ameris Bancorp and each of Messrs. Edwin W. Hortman, Jr., Dennis J. Zember Jr., Jon S. Edwards, C. Johnson Hipp, III and Marc J. Bogan (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.21	Second Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Edwin W. Hortman, Jr. (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.22	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Dennis J. Zember Jr. (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.23	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Jon S. Edwards (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.24	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Marc J. Bogan (incorporated by reference to Exhibit 10.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.25	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and H. Richard Sturm (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.26	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Cindi H. Lewis (incorporated by reference to Exhibit 10.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.27	Executive Employment Agreement with Andrew B. Cheney, dated as of February 18, 2009 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 8-K filed with the SEC on February 23, 2009).

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Porter Keadle Moore, LLP.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ameris Bancorp

Moultrie, Georgia

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and subsidiaries, (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ameris Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Atlanta, Georgia
March 16, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Ameris Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Porter Keadle Moore, LLP, the Company’s independent auditors, has issued an attestation report on the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-2.

/s/ Edwin W. Hortman, Jr.	/s/ Dennis J. Zember, Jr.
Edwin W. Hortman, Jr.	Dennis J. Zember, Jr.
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(Dollars in Thousands)

Assets	2010	2009

Cash and due from banks	$74,326	$81,060
Interest-bearing deposits in banks	232,717	195,038
Federal funds sold	28,545	25,325
Securities available for sale, at fair value	322,581	245,556
Other investments	12,440	7,260

Loans, net of unearned income	1,374,757	1,584,359
Covered loans	554,991	137,248
Less allowance for loan losses	34,576	35,762

Loans, net	1,895,172	1,685,845

Other real estate owned	57,915	23,316
Covered other real estate owned	54,931	9,337

Total other real estate owned	112,846	32,653

Premises and equipment, net	66,589	67,637
FDIC loss-share receivable	177,187	45,840
Intangible assets	4,261	3,586
Goodwill	956	—
Other assets	44,548	34,170

	$2,972,168	$2,423,970

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$301,971	$236,962
Interest-bearing	2,233,455	1,886,154

Total deposits	2,535,426	2,123,116
Securities sold under agreements to repurchase	68,184	55,254
Other borrowings	43,495	2,000
Subordinated deferrable interest debentures	42,269	42,269
Other liabilities	9,387	6,367

Total liabilities	2,698,761	2,229,006

Commitments and contingencies

Stockholders’ equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 52,000 shares issued and outstanding	50,121	49,552
Common stock, par value $1; 30,000,000 shares authorized; 24,982,911 and 15,379,131 shares issued	24,983	15,379
Capital surplus	165,930	89,389
Retained earnings	37,000	44,216
Accumulated other comprehensive income, net of tax	6,204	7,240

	284,238	205,776
Less cost of 1,336,174 and 1,334,224 treasury shares acquired	(10,831)	(10,812)

Total stockholders’ equity	273,407	194,964

	$2,972,168	$2,423,970

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Thousands)

	2010	2009	2008
Interest income
Interest and fees on loans	$107,484	$101,312	$113,335
Interest on taxable securities	9,821	11,858	14,469
Interest on nontaxable securities	1,215	1,070	685
Interest on deposits in other banks	462	262	514
Interest on federal funds sold	89	71	5

	119,071	114,573	129,008

Interest expense
Interest on deposits	28,647	38,506	51,942
Interest on other borrowings	1,147	2,044	4,401

	29,794	40,550	56,343

Net interest income	89,277	74,023	72,665
Provision for loan losses	50,521	42,068	35,030

Net interest income after provision for loan losses	38,756	31,955	37,635

Other income
Service charges on deposit accounts	15,143	13,593	13,916
Mortgage origination fees	2,748	3,050	3,180
Other service charges, commissions and fees	805	531	708
Gain on sales of securities	200	871	316
Gain on acquisitions	14,651	38,566	—
Other	1,701	1,742	1,029

	35,248	58,353	19,149

Other expenses
Salaries and employee benefits	31,918	31,939	31,700
Occupancy and equipment expense	8,212	8,914	8,069
Advertising and marketing expense	566	1,661	3,083
Amortization of intangible assets	988	617	1,170
Data processing and communications costs	7,644	6,878	6,457
Goodwill impairment	—	54,813	—
Other operating expenses	31,860	19,978	12,274

	81,188	124,800	62,753

Loss before income taxes	(7,184)	(34,492)	(5,969)

Applicable income tax benefit/(expense)	3,195	(7,297)	2,053

Net loss	$(3,989)	$(41,789)	$(3,916)

Preferred stock dividends	3,213	3,161	328

Net loss available to common stockholders	$(7,202)	$(44,950)	$(4,244)

Basic loss per share	$(0.35)	$(3.27)	$(0.31)

Diluted loss per share	$(0.35)	$(3.27)	$(0.31)

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Thousands)

	2010	2009	2008

Net loss	$(3,989)	$(41,789)	$(3,916)

Other comprehensive income/(loss):
Net unrealized holding gains/(losses) arising during period on investment securities available for sale, net of tax of $780, $143 and $2,108	(1,449)	(265)	3,915
Reclassification adjustment for gains on investment securities included in operations, net of tax of $70, $305 and $107	(130)	(566)	(209)
Net unrealized gains/(losses) on cash flow hedge (interest rate floor) during the period, net of tax of $296, $604, and $813	(550)	(1,121)	1,509
Net unrealized gains on cash flow hedge (interest rate swap) during the period, net of tax of $588, $1,440, and $0	1,093	2,674	—

Total other comprehensive income (loss)	(1,036)	722	5,215

Comprehensive income/(loss)	$(5,025)	$(41,067)	$1,299

See Notes to Consolidated Financial Statements.

AMERIS BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$49,552	52,000	$49,028	—	$—
Issued during period	—	—	—	—	52,000	48,975
Accretion of fair value of warrant	—	569	—	524	—	53

Balance at end of period	52,000	$50,121	52,000	$49,552	52,000	$49,028

COMMON STOCK
Balance at beginning of period	15,379,131	15,379	15,289,625	$15,289	15,293,846	$15,293
Issuance of common stock	9,473,125	9,473	—	—	—	—
Issuance of restricted shares	121,300	121	88,750	89	—	—
Cancellation of restricted shares	(8,500)	(8)	—	—	(33,164)	(33)
Proceeds from exercise of stock options	17,855	18	756	1	28,943	29

Balance at end of period	24,982,911	$24,983	15,379,131	$15,379	15,289,625	$15,289

CAPITAL SURPLUS
Balance at beginning of period		$89,389		$88,771		$85,483
Issuance of common stock		75,797		—		—
Stock-based compensation		724		701		(97)
Warrants issued		—		—		3,025
Proceeds from exercise of stock options		132		6		305
Issuance of restricted shares		(121)		(89)		—
Cancellation of restricted shares		9		—		33
Tax adjustment for vesting of restricted shares		—		—		22

Balance at end of period		$165,930		$89,389		$88,771

RETAINED EARNINGS
Balance at beginning of period		$44,216		$90,540		$99,939
Net loss		(3,989)		(41,789)		(3,916)
Dividends on preferred shares		(2,636)		(2,583)		(328)
Accretion of fair value warrant		(569)		(578)		—
Cash dividends on common shares		(22)		(1,374)		(5,155)

Balance at end of period		$37,000		$44,216		$90,540

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities:
Balance at beginning of period		$3,392		$4,288		$582
Change during period		(1,579)		(896)		3,706

Balance at end of period		$1,813		$3,392		$4,288

Unrealized gains on interest rate floors:
Balance at beginning of period		$1,109		$2,230		$721
Change during period		(550)		(1,121)		1,509

Balance at end of period		$559		$1,109		$2,230

Unrealized gain on interest rate swap:
Balance at beginning of period		$2,739		$—		$—
Change during period		1,093		2,739		—

Balance at end of period		$3,832		$2,739		$—

Balance at end of period		$6,204		$7,240		$6,518

TREASURY STOCK
Balance at beginning of period	1,334,224	$(10,812)	1,331,102	$(10,787)	1,329,939	$(10,769)
Purchase of treasury shares	1,950	(19)	3,122	(25)	1,163	(18)

Balance at end of period	1,336,174	$(10,831)	1,334,224	$(10,812)	1,331,102	$(10,787)

TOTAL STOCKHOLDERS’ EQUITY		$273,407		$194,964		$239,359

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Thousands)

	2010	2009	2008
OPERATING ACTIVITIES
Net loss	$(3,989)	$(41,789)	$(3,916)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,330	3,621	3,360
Amortization of intangible assets	999	617	1,170
Goodwill impairment charge	—	54,813	—
Net gain on securities available for sale	(200)	(871)	(316)
Stock based compensation expense	724	701	(97)
Net (gain) loss on sale or disposal of premises and equipment	(388)	144	627
Net (gain)/loss on sale of other real estate owned	7,956	4,249	(233)
Gain on acquisitions	(14,651)	(38,566)	—
Provision for loan losses	50,521	42,068	35,030
Provision for deferred taxes	(1,788)	10,480	(4,650)
(Increase)/decrease in interest receivable	(1,724)	851	3,688
Increase/(decrease) in interest payable	1,534	(4,140)	(691)
Decrease in taxes payable	(45)	(3,184)	(1,512)
(Increase)/decrease in prepaid FDIC assessments	4,709	(12,795)	(311)
Net other operating activities	(1,978)	7,749	(6,548)

Total adjustments	48,999	65,737	29,517

Net cash provided by operating activities	45,010	23,948	25,601

INVESTING ACTIVITIES, net of effects of business combinations
(Increase)/decrease in interest-bearing deposits in banks	92,636	(93,050)	(87,361)
Purchases of securities available for sale	(52,780)	(77,020)	(168,711)
Proceeds from maturities of securities available for sale	91,648	150,210	75,327
Proceeds from sale of securities available for sale	6,662	67,317	20,805
Decrease in restricted equity securities, net	834	2,398	720
(Increase)/decrease in federal funds sold	(3,220)	19,675	(45,000)
(Increase)/decrease in loans, net	97,615	32,158	(115,447)
Purchase of premises and equipment	(5,061)	(6,884)	(10,154)
Proceeds from sale of premises and equipment	1,582	1,714	390
Proceeds from sale of other real estate owned	48,288	16,022	13,181
Decrease in FDIC indemnification asset	29,949	—	—
Net cash proceeds received from (paid for) FDIC-assisted acquisitions	(187,683)	67,942	—

Net cash provided by (used in) investing activities	120,470	180,482	(316,250)
FINANCING ACTIVITIES, net of effects of business combinations
Increase/(decrease) in deposits	(255,160)	(131,973)	256,260
Increase/(decrease) in federal funds purchased and securities sold under agreements to repurchase	2,202	27,838	12,711
Proceeds from other borrowings and debentures	—	—	220,600
Repayment of other borrowings and debentures	(2,000)	(79,306)	(239,100)
Deferred gain on termination of interest rate swap	—	(2,739)	—
Cash dividends on preferred stock	(2,636)	(2,583)	—
Cash dividends on common stock	(21)	(1,375)	(5,155)
Proceeds allocated to issuance of preferred stock	—	—	48,975
Proceeds allocated to warrants issued	—	—	3,025
Proceeds from issuance of common stock	85,270	—	—
Proceeds from exercise of stock options	150	6	334
Purchase of treasury shares	(19)	(25)	(18)

Net cash provided by (used in) financing activities	(172,214)	(190,157)	297,632

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Thousands)

	2010	2009	2008

Net increase (decrease) in cash and due from banks	(6,734)	14,273	6,983
Cash and due from banks at beginning of period	81,060	66,787	59,804

Cash and due from banks at end of period	$74,326	$81,060	$66,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the year for:
Interest	$28,260	$44,690	$57,308

Income taxes	$(1,171)	$(5,248)	$4,207

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$105,651	$39,212	$13,632

Assets acquired in business combinations	$742,394	$290,166	$—

Liabilities assumed in business combinations	$728,549	$251,600	$—

Change in unrealized gain (loss) on securities available for sale	$(1,579)	$(896)	$3,706

Change in unrealized gain (loss) on cash flow hedge (interest rate floor)	$(550)	$(1,121)	$1,509

Change in unrealized gain on cash flow hedge (interest rate swap)	$1,093	$2,739	$—

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company”) is a financial holding company whose primary business is presently conducted by Ameris Bank, its wholly-owned banking subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers concentrated in select markets in Georgia, Alabama, Florida and South Carolina. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets and assumed liabilities are recorded at their estimated fair values as of the purchase date. Any identifiable intangible assets are also recorded at fair value. When the fair value of the assets purchased exceeds the fair value of liabilities assumed, it results in a “bargain purchase gain.” If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions and adjust accretable discount if no prior provisions have been made. This increase in accretable discount will have a positive impact on interest income. In addition, purchased loans without evidence of credit deterioration are also handled under this method.

All identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Because deposit liabilities and the related customer relationship intangible assets may be exchanged in a sale or exchange transaction, the intangible asset associated with the depositor relationship is considered identifiable. Accordingly, the Company recorded a core deposit intangible asset in 2010 associated with the Satilla Community Bank, First Bank of Jacksonville, Tifton Banking Company and Darby Bank & Trust Co. acquisitions totaling $1,672,000. The Company recorded a core deposit intangible asset in 2009 associated with the American United Bank and United Security Bank acquisitions totaling $573,000.

Indemnification assets are recognized when the seller contractually indemnifies, in whole or in part, the buyer for a particular uncertainty. The recognition and measurement of an indemnification asset is based on the related indemnified item. That is, the acquirer recognizes an indemnification asset at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item, subject to collectability or contractual limitations on the indemnified amount. Therefore, if the indemnification relates to an asset or a liability that is recognized at the acquisition date and measured at its acquisition-date fair value, the acquirer recognizes the indemnification asset at its acquisition-date fair value on the acquisition date. If an indemnification asset is measured at fair value, a separate valuation allowance is not necessary, because its fair value measurement will reflect any uncertainties in future cash flows. The loans purchased in the six FDIC-assisted transactions during 2010 and 2009 (American United Bank, United Security Bank, Satilla Community Bank, First Bank of Jacksonville, Tifton Banking Company and Darby Bank & Trust Co.) are covered by loss-sharing agreements with the FDIC. The Company has recorded an estimated receivable from the FDIC of $177.2 million which represents the fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of the average daily required reserve was approximately $11.4 million and $12.0 million for the years ended 2010 and 2009, respectively.

Securities

The Company classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2010 and 2009, all securities were classified as available for sale.

Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders’ equity. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. A decline in the market value of any available-for-sale or held-to-maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security for the decline in value deemed to be credit related. The decline in value attributed to non-credit related factors is recognized in other comprehensive income.

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

Loans

Loans are reported at their outstanding principal balances less unearned income, net of deferred fees and origination costs and the allowance for loan losses. Interest income is accrued on the outstanding principal balance.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance for loan losses evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. In general, estimated lives for buildings are up to 40 years, furniture and equipment useful lives range from three to 20 years and the lives of software and computer related equipment range from three to five years. Leasehold improvements are amortized over the life of the related lease, or the related assets, whichever is shorter. Expenditures for major improvements of the Company’s premises and equipment are capitalized and depreciated over their estimated useful lives. Minor repairs, maintenance and improvements are charged to operations as incurred. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual test of impairment in the fourth quarter of each year, and during the fourth quarter of 2009, it was determined that the entire carrying value of the Company’s goodwill was impaired. Therefore, an impairment charge of $54.8 million was recognized as an expense in the fourth quarter of 2009. During the fourth quarter of 2010, the Company recorded $956,000 of goodwill on the Tifton Banking Company transaction.

Intangible assets consist of core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over an estimated useful life of three to ten years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

Other Real Estate Owned

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized up to the fair value of the property, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are charged to operations. The carrying amount of foreclosed assets at December 31, 2010 and 2009 was $55.4 million and $21.6 million, respectively.

Bank owned real estate includes land acquired directly by the Bank for its purpose and now held for sale at its fair value less estimated cost to sell. The carrying amount of bank owned real estate at December 31, 2010 and 2009 was $2.5 million and $1.8 million, respectively. The Company does not hold any other real estate owned (“OREO”) for investment purposes.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

The Company currently evaluates income tax positions judged to be uncertain. A loss contingency reserve is accrued if it is probable that the tax position will be challenged, it is probable that the future resolution of the challenge will confirm that a loss has been incurred, and the amount of such loss can be reasonably estimated.

Stock-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

During 2008, the Company determined that certain stock grants would not vest and as a result reversed amounts expensed in prior years. The Company recorded approximately $724,000, $701,000 and ($97,000) of stock-based compensation cost in 2010, 2009 and 2008, respectively.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Potential common shares consist of stock options and warrants for the years ended December 31, 2010, 2009 and 2008, and are determined using the treasury stock method.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Net loss available to common shareholders	$(7,202)	$(44,950)	$(4,244)

Weighted average number of common shares outstanding	21,969	13,741	13,723
Effect of dilutive warrants	—	—	—
Effect of dilutive options	—	—	—

Weighted average number of common shares outstanding used to calculate diluted earnings per share	21,969	13,741	13,723

Due to losses in 2010, 2009 and 2008, the Company has excluded the effects of options and warrants as these would have been anti-dilutive.

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

The Company had cash flow hedges with notional amounts totaling $35.0 million at December 31, 2010 and 2009, for the purpose of converting floating rate loans to fixed rate. The Company had a cash flow hedge with notional amount of $37.1 million at December 31, 2010 for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of these instruments amounted to approximately $936,000 and $1.9 million as of December 31, 2010 and 2009, respectively, and was recorded as an asset. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Comprehensive Income

The Company’s comprehensive income consists of net income, changes in the net unrealized holding gains and losses of securities available for sale, unrealized gain or loss on the effective portion of the cash flow hedge and the realized gain or loss recognized due to the sale or unwind of cash flow hedge prior to their contractual maturity date. These amounts are carried in other comprehensive income (loss) on the consolidated statements of stockholders’ equity and are presented net of taxes.

New Accounting Standards

FASB Accounting Standards Codification (“ASC”) Topic 105 – Generally Accepted Accounting Principles (Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) (“ASC 105”). This accounting guidance was originally issued in June 2009 and is now included in ASC 105. The guidance identifies the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification have been superseded, replacing the previous references to specific Statements of Financial Accounting Standards (“SFAS”) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, 2009, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (the “SEC”). All other accounting literature excluded from the Codification is considered non-authoritative. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 805 – Business Combinations (Statement No. 141 (Revised 2008), Business Combinations) (“ASC 805”). This accounting guidance was originally issued in December 2007 and is now included in ASC 805. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. The guidance requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. The federally assisted transactions described in Note 2 were accounted for under this guidance.

Accounting Standards Update (“ASU”) 2010-01 – Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”). ASU 2010-01 provides guidance on the accounting for distributions offering shareholders the choice of receiving cash or stock. Under such guidance, the stock portion of the distribution is not considered to be a stock dividend, and for purposes of calculating earnings per share it is deemed a new share issuance not requiring retroactive restatement. The guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009. The update did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2010-06 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10 to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements. This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The update has not had a material impact on the Company’s results of operations or financial position and has had a minimal impact on its disclosures. (See Note 19).

ASU 2010-09 – Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends Subtopic 855-10, Subsequent Events, to remove the requirement for a registrant to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This change alleviates potential conflicts between ASC Subtopic 855-10 and the SEC’s requirements. The update was effective in February 2010 and did not have a material impact on the Company’s results of operations or financial position or disclosures.

ASU 2010-18 – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (“ASU 2010-18”). ASU 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 will not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2010-20 – Disclosures about the Credit Quality of Financing Receivable and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods ending after December 15, 2010. ASU 2010-20 is not expected to have a material impact on the Company’s results of operations or financial position and had a significant impact on the disclosures found in Note 4.

ASU 2010-28 – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 requires entities with reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In doing so, entities should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public companies this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2010-29 – Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2011-01 – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). ASU 2011-01 temporarily delays the effective date of the disclosures surrounding troubled debt restructurings in Update 2010-20 for public companies. The FASB is deliberating on what constitutes a troubled debt restructuring and will coordinate that guidance with the effective date of the new disclosures, which is anticipated to be effective for interim and annual periods ending after June 15, 2011. It is not expected to have a material impact on the Company’s results of operations, financial position, or disclosures.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

NOTE 2. BUSINESS COMBINATIONS

Since October 2009, the Company has participated in six FDIC-assisted acquisitions (the “acquisitions”) whereby the Company purchased certain failed institutions out of the FDIC’s receivership. These institutions include:

Bank Acquired	Location:	Branches:	Date Acquired
American United Bank (“AUB”)	Lawrenceville, Ga.	1	October 23, 2009
United Security Bank (“USB”)	Sparta, Ga.	2	November 6, 2009
Satilla Community Bank (“SCB”)	St. Marys, Ga.	1	May 14, 2010
First Bank of Jacksonville (“FBJ”)	Jacksonville, Fl.	2	October 22, 2010
Tifton Banking Company (“TBC”)	Tifton, Ga.	1	November 12, 2010
Darby Bank & Trust (“DBT”)	Vidalia, Ga.	7	November 12, 2010

Each acquisition was unrelated to the others and separately bid and negotiated with the FDIC. The following table summarizes the total assets purchased and liabilities assumed, as well as key elements of the purchase and assumption agreements between the FDIC and the Bank (in thousands):

	AUB		USB	SCB	FBJ	TBC	DBT
Acquisition date		10/23/09	11/06/09	05/14/10	10/22/10	11/12/10	11/12/10

Assets, fair value		$120,994	169,172	84,342	77,709	132,036	448,311
Deposits, fair value		$100,470	141,094	75,530	71,869	132,939	386,958
Other borrowings		$7,802	1,504	—	2,613	—	54,418

Discount bid		$19,645	32,615	14,395	4,810	3,973	45,002
Deposit premium		$262	228	92	—	—	—
Cash received/(paid)		$17,100	24,200	(35,657)	8,117	(10,251)	(149,893)
Gain / (Goodwill)		$12,445	26,121	8,208	2,385	(956)	4,211

FDIC loss sharing - Tranche 1
Cumulative Loss threshold		$38,000	46,000	All losses	All losses	All losses	131,772
Percentage retained by FDIC		80%	80%	80%	80%	80%	80%
FDIC loss sharing - Tranche 2
Cumulative Loss threshold	$	>38,000	>46,000	n/a	n/a	n/a	193,068
Percentage retained by FDIC		95%	95%	n/a	n/a	n/a	30%
FDIC loss sharing - Tranche 3
Cumulative Loss threshold		n/a	n/a	n/a	n/a	n/a	>193,068
Percentage retained by FDIC		n/a	n/a	n/a	n/a	n/a	80%

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands):

	AUB	USB	SCB	FBJ	TBC	DBT
Assets acquired:
Cash	$26,452	$41,490	$(33,093)	$10,669	$4,862	$(58,158)
Investment securities	10,242	8,335	10,814	7,343	7,060	105,562
Federal funds sold	—	2,605	12,661	5,690	—	—
Loans	56,482	83,646	68,751	40,454	92,568	261,340
Foreclosed property	2,165	8,069	2,012	1,816	3,472	22,026
FDIC loss share asset	24,200	21,640	22,400	11,307	22,807	112,404
Core deposit intangible	187	386	185	132	175	1,180
Other assets	1,266	3,001	612	298	1,092	3,957

Total assets acquired	$120,994	$169,172	$84,342	$77,709	$132,036	$448,311

Liabilities assumed:
Deposits	$100,470	$141,094	$75,530	$71,869	$132,939	$386,958
FHLB advances	7,802	1,504	0	2,613	0	2,724
Other liabilities	277	453	604	842	53	54,418

Total liabilities assumed	$108,549	$143,051	$76,134	$75,324	$132,992	$444,100

Net assets acquired	$12,445	$26,121	$8,208	$2,385	$(956)	$4,211

The results of operations of AUB, USB, SCB, FBJ, TBC and DBT subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on December 31, 2009 and 2008, unadjusted for potential cost savings (in thousands).

	Year Ended December 31, Unaudited
	2010	2009
Net interest income and noninterest income	$129,141	$158,753
Net loss	$(52,008)	$(99,460)
Net loss available to common stockholders	$(48,813)	$(102,621)
Loss per common share available to common stockholders – basic and diluted	$(2.38)	$(7.47)

Average number shares outstanding, basic and diluted	21,969	13,741

Based upon the acquisition date fair values of the net assets acquired, $956,000 of goodwill was recorded on the TBC acquisition in 2010. The SCB, FBJ and DBT acquisitions resulted in a gain of $14.7 million, before tax, which is included in the Company’s December 31, 2010 consolidated statements of operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $5.2 million, resulting in an after-tax gain of $9.6 million during 2010. The AUB and USB transactions resulted in a gain of $38.6 million, before tax, which is included in the Company’s December 31, 2009 consolidated statements of operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $13.5 million, resulting in an after-tax gain of $25.1 million during 2009.

The Company considers the determination of the initial fair value of loans at the acquisition and the initial fair value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Because of the loss-sharing agreement with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimate, the indemnification asset will generally be affected in an offsetting manner due to the loss-sharing support from the FDIC.

In its assumption of the deposit liabilities in the acquisitions, the Company believed that the customer relationships associated with these deposits have intangible value. The Company determined the fair value of a core deposit intangible asset totaling approximately $1,672,000 and $573,000 in 2010 and 2009, respectively. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, age of deposit relationships, and the maturities of time deposits.

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provision of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows expected to be collected increases, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. If the expected cash flows expected to be collected decreases, the Company records a provision for loan loss in its consolidated statement of operations. For the year ended December 31, 2010, the Company recorded $1.7 million of provision for loan losses to account for losses where the initial estimates of cash flows were found to be excessive on loans acquired in FDIC-assisted transactions.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310 loans acquired in the acquisitions were $505.1 million and the estimated fair value of the loans were $273.1 million, net of an accretable yield of $38.8 million, the difference between the value of the loans on the Company’s balance sheet and the cash flows they are expected to produce. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. As of December 31, 2010, $4.2 million of the accretable differences had been amortized into interest income.

At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provisions of this statement.

Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected are as follows.

The covered loans with deterioration of credit quality on the respective acquisition dates are presented in the following table:

	SCB	FBJ	TBC	DBT	AUB	USB	Total Loans with Deterioration of Credit Quality
	(Dollars in thousands)
Construction and development	$8,976	4,821	2,435	21,800	16,513	16,086	70,631
Real estate secured	16,422	13,279	20,305	111,973	8,460	3,987	174,426
Commercial, industrial, agricultural	73	886	7,134	5,379	12,102	769	26,343
Consumer	—	252	99	666	2	633	1,652

	$25,471	19,238	29,973	139,818	37,077	21,475	273,052

The covered loans without deterioration of credit quality on the respective acquisition dates are presented in the following table:

	SCB	FBJ	TBC	DBT	AUB	USB	Total Loans without Deterioration of Credit Quality
	(Dollars in thousands)
Construction and development	$7,824	3,163	4,513	15,571	991	14,190	46,252
Real estate secured	33,160	17,040	34,056	91,097	3,583	37,100	216,036
Commercial, industrial, agricultural	1,568	526	22,260	11,891	14,393	6,135	56,773
Consumer	728	487	1,766	2,963	438	4,746	11,128

	$43,280	21,216	62,595	121,522	19,405	62,171	330,189

The total covered loans on the respective acquisition dates are presented in the following table:

	SCB	FBJ	TBC	DBT	AUB	USB	Total Covered Loans
	(Dollars in thousands)
Construction and development	$16,800	7,984	6,948	37,371	17,504	30,276	116,883
Real estate secured	49,582	30,319	54,361	203,070	12,043	41,087	390,462
Commercial, industrial, agricultural	1,641	1,412	29,394	17,270	26,495	6,904	83,116
Consumer	728	739	1,865	3,629	440	5,379	12,780

	$68,751	40,454	92,568	261,340	56,482	83,646	603,241

The following table presents the loans receivable (in thousands) at the acquisition date for loans with deterioration in credit quality.

2010 Acquisitions:	SCB	FBJ	TBC	DBT	Total
	(Dollars in thousands)
Contractually required principal payments receivable	$49,864	29,474	51,908	225,262	356,508
Non-accretable difference	22,885	6,672	20,569	56,637	106,763

Present value of cash flows expected to be collected	26,979	22,802	31,339	168,625	249,745
Accretable difference	1,508	3,564	1,366	28,807	35,245

Fair value of loans acquired with deterioration of credit quality	$25,471	19,238	29,973	139,818	214,500

2009 Acquisitions:	AUB	USB	Total
	(Dollars in thousands)
Contractually required principal payments receivable	$65,438	44,372	109,810
Non-accretable difference	26,416	21,292	47,708

Present value of cash flows expected to be collected	39,022	23,080	62,102
Accretable difference	1,945	1,605	3,550

Fair value of loans acquired with deterioration of credit quality	$37,077	21,475	58,552

The following table summarizes components of all covered assets at December 31, 2010 and their origin:

	SCB	FBJ	TBC	DBT	AUB	USB	Total Covered Loans
	(Dollars in thousands)
Covered loans	$76,472	$48,632	$113,283	$380,238	$53,203	$77,188	$749,016
Less adjustments related to credit risk	12,336	10,532	25,388	130,769	4,332	7,593	190,950
Less adjustments related to liquidity and yield	506	151	458	1,199	214	547	3,075

Total Covered Loans	$63,630	$37,949	$87,437	$248,270	$48,657	$69,048	$554,991

OREO	$8,311	$2,799	$4,178	$42,724	$13,207	$11,473	$82,692
Less fair value adjustments	1,373	2,500	2,031	21,000	783	74	27,761

Covered OREO	$6,938	$299	$2,147	$21,724	$12,424	$11,399	$54,931

Total covered assets	$70,568	$38,248	$89,584	$269,994	$61,081	$80,447	$609,922

FDIC loss share receivable	$14,333	$11,944	$27,436	$112,404	$4,208	$6,862	$177,187

On the dates of acquisition, the Company estimated the future cash flows on each individual loan and made the necessary adjustments to reflect the asset at fair value. At each quarter end subsequent to the acquisition dates, the Company revises the estimates of future cash flows based on current information and makes the necessary adjustments to continue reflecting the assets at fair value. The adjustments to fair value are performed on a loan-by-loan basis and have resulted in the following:

	Total amounts through December 31, 2010	Amounts reflected in the Company’s Statement of Operations in 2010
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable yield)	$30,448	$4,245
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	$8,410	$1,682

A rollforward of acquired loans with deterioration of credit quality for the years ended December 31, 2010 and 2009 is shown below:

	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$56,793	$—
Change in estimate of cash flows, net of charge-offs or recoveries	(8,081)	—
Additions due to acquisitions	214,500	58,552
Other (loan payments, transfers, etc.)	(10,677)	(1,759)

Balance, end of year	$252,535	$56,793

The following is a summary of changes in the accretable yields of acquired loans during the years ended December 31, 2010 and 2009.

	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$3,550	$—
Additions due to acquisitions	35,245	3,550
Transfers from nonaccretable difference to accretable yield	6,090	—
Accretion	(7,502)	—

Balance, end of year	$37,383	$3,550

The loss-sharing agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value of $168.9 million and $45.8 million on the 2010 and 2009 acquisition dates, respectively. Changes in the FDIC loss-share receivable are as follows:

	For the Years Ended December 31,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$45,840	$—

Indemnification asset recorded in acquisitions	168,918	45,840
Payments received from FDIC	(26,522)	—
Effect of change in expected cash flows on covered assets	(11,049)	—

Ending balance	$177,187	$45,840

NOTE 3. SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

December 31, 2010:
U. S. Government sponsored agencies	$35,128	$448	$(108)	$35,468
State, county and municipal securities	57,385	928	(617)	57,696
Corporate debt securities	13,540	123	(2,877)	10,786
Mortgage-backed securities	213,737	6,732	(1,838)	218,631

Total debt securities	$319,790	$8,231	$(5,440)	$322,581

December 31, 2009:
U. S. Government sponsored agencies	$39,194	$416	$(85)	$39,525
State, county and municipal securities	37,133	1,048	(25)	38,156
Corporate debt securities	12,178	36	(3,539)	8,675
Mortgage-backed securities	151,833	7,536	(169)	159,200

Total debt securities	$240,338	$9,036	$(3,818)	$245,556

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2010:
U. S. Government sponsored agencies	$25,017	$(108)	$—	$—	$25,017	$(108)
State, county and municipal securities	17,563	(617)	—	—	17,563	(617)
Corporate debt securities	1,048	(20)	5,078	(2,857)	6,126	(2,877)
Mortgage-backed securities	64,549	(1,838)	15	—	64,564	(1,838)

Total temporarily impaired securities	$108,177	$(2,583)	$5,093	$(2,857)	$113,270	$(5,440)

December 31, 2009:
U. S. Government sponsored agencies	$14,908	$(85)	$—	$—	$14,908	$(85)
State, county and municipal securities	3,200	(22)	613	(3)	3,813	(25)
Corporate debt securities	861	(139)	4,722	(3,400)	5,583	(3,539)
Mortgage-backed securities	—	—	1,408	(169)	1,408	(169)

Total temporarily impaired securities	$18,969	$(246)	$6,743	$(3,572)	$25,712	$(3,818)

Additional information concerning the Company’s investments in corporate debt securities is included in the following table.

Class	Amortized Cost	Fair Value	Average Maturity (years)	Average Book Yield
	(Dollars in Thousands)
Subordinated debt	$5,558	$5,468	5.1	6.33%
Preferred securities	7,982	5,318	17.2	6.30%

Total	$13,540	$10,786	12.2	6.31%

During 2010 and 2009, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities, except for one security that deferred interest during the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. Investments in “pooled” trust preferred securities are limited to a single issue totaling $317,000 and $514,000 at December 31, 2010 and 2009, respectively.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company has the intent and ability to hold these investments to their maturity date. Therefore, at December 31, 2010, these investments are not considered impaired on an other-than-temporary basis.

At December 31, 2010 and 2009, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The amortized cost and fair value of debt securities available for sale as of December 31, 2010, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$1,789	$1,805
Due from one year to five years	42,355	42,770
Due from five to ten years	38,887	39,209
Due after ten years	23,022	20,166
Mortgage-backed securities	213,737	218,631

	$319,790	$322,581

Securities with a carrying value of approximately $125.1 million and $156.7 million at December 31, 2010 and 2009, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2010	2009	2008
	(Dollars in Thousands)

Gross gains on sales of securities	$201	$894	$329
Gross losses on sales of securities	(1)	(23)	(13)

Net realized gains on sales of securities available for sale	$200	$871	$316

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in Georgia, Alabama, Florida and South Carolina. A substantial portion of the customers’ abilities to honor their contracts is dependent on the business economy in the geographical area served by the Bank.

A substantial portion of the Bank’s loans are secured by real estate in the Bank’s primary market area. In addition, a substantial portion of the OREO is located in those same markets. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of OREO are susceptible to changes in real estate conditions in the Bank’s primary market area.

The composition of loans is summarized as follows:

	December 31,
	2010	2009
	(Dollars in Thousands)
Commercial, financial and agricultural	$142,312	$169,280
Real estate – construction and development	162,594	234,403
Real estate – commercial and farmland	683,974	749,029
Real estate – residential	344,830	380,080
Consumer installment	34,293	40,984
Other	6,754	10,583

	1,374,757	1,584,359
Allowance for loan losses	34,576	35,762

Loans, net	$1,340,181	$1,548,597

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $555.0 million and $137.2 million at December 31, 2010 and 2009, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the years shown:

	2010	2009
	(Dollars in Thousands)
Commercial, financial & agricultural	$47,309	$22,854
Real estate – construction & development	89,781	11,454
Real estate – commercial & farmland	257,428	65,087
Real estate – residential	149,226	23,168
Consumer installment loans	11,247	14,685

	$554,991	$137,248

Nonaccrual and Past Due Loans

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as non-accrual is recognized when received. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. Loans on nonaccrual status amounted to approximately $79.3 million, $96.1 million and $65.4 million at December 31, 2010, 2009 and 2008, respectively. The following table presents an analysis of loans accounted for on a nonaccrual basis.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Commercial, financial & agricultural	$8,648	$4,774	$4,810	$1,736	$928
Real estate – construction & development	7,887	15,787	10,522	3,754	2,137
Real estate – commercial & farmland	55,170	67,172	44,235	11,037	2,358
Real estate – residential	6,376	6,965	4,730	1,076	715
Consumer installment loans	1,208	1,433	1,117	865	739

Total	$79,289	$96,131	$65,414	$18,468	$6,877

The following table presents an analysis of past due loans as of December 31, 2010.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)

Commercial, financial & agricultural	$898	$120	$6,746	$7,764	$134,548	$142,312	$—
Real estate – construction & development	2,121	2,039	19,458	23,618	138,976	162,594	—
Real estate – commercial & farmland	1,740	3,725	25,914	31,379	652,595	683,974	—
Real estate – residential	3,384	3,066	14,393	20,843	323,987	344,830	—
Consumer installment loans	493	142	475	1,110	33,183	34,293	3
Other	—	—	—	—	6,754	6,754	—

Total	$8,636	$9,092	$66,986	$84,714	$1,290,043	$1,374,757	$3

There were no material amounts of loans past due ninety days or more and still accruing interest at December 31, 2010, 2009 or 2008.

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and troubled debt restructurings. If a loan is deemed impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on as cash basis.

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Nonaccrual loans	$79,289	$96,131	$65,414
Troubled debt restructurings not included above	21,972	20,341	—

Total impaired loans	$101,261	$116,472	$65,414

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$101,261	$116,472	$65,414

Allowance related to impaired loans	$16,688	$15,081	$9,078

Average investment in impaired loans	$86,849	$75,784	$40,940

Interest income recognized on impaired loans	$545	$523	$323

Foregone interest income on impaired loans	$3,828	$6,253	$4,643

The following table presents an analysis of information pertaining to impaired loans as of December 31, 2010.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)

Commercial, financial & agricultural	$9,983	$—	$5,336	$5,336	$1,649	$5,411
Real estate – construction & development	38,060	—	19,462	19,462	4,023	30,226
Real estate – commercial & farmland	57,224	—	43,831	43,831	6,795	33,882
Real estate – residential	22,819	—	15,547	15,547	4,085	16,785
Consumer installment loans	738	—	397	397	136	545

Total	$128,824	$—	$84,573	$84,573	$16,688	$86,849

Credit Quality Indicators

The Company uses a nine category risk grading system to assign a risk grade to each loan in the portfolio. Following is a description of the general characteristics of the grades:

Grade 10 – Prime Credit – This grade represents loans to the Company’s most creditworthy borrowers or loans that are secured by cash or cash equivalents.

Grade 15 – Good Credit – This grade includes loans that exhibit one or more characteristics better than that of a Satisfactory Credit. Generally, debt service coverage and borrower’s liquidity is materially better than required by the Company’s Loan Policy.

Grade 20 – Satisfactory Credit – This grade is assigned to loans to borrowers who exhibit satisfactory credit histories, contain acceptable loan structures and demonstrate ability to repay.

Grade 25 – Minimum Acceptable Credit – This grade includes loans which exhibit all the characteristics of a Satisfactory Credit, but warrant more than normal level of banker supervision due to (i) circumstances which elevate the risks of performance (such as start-up operations, untested management, heavy leverage, interim losses); (ii)adverse, extraordinary events that have affected, or could affect, the borrower’s cash flow, financial condition, ability to continue operating profitability or refinancing (such as death of principal, fire, divorce); (iii) loans that require more than the normal servicing requirements (such as any type of construction financing, acquisition and development loans, accounts receivable or inventory loans and floor plan loans); (iv) existing technical exceptions which raise some doubts about the Bank’s perfection in its collateral position or the continued financial capacity of the borrower; or (v) improvements in formerly criticized borrowers, which may warrant banker supervision.

Grade 28 – Performing, Under-Collateralized Credit – This grade is assigned to loans that are currently performing and supported by adequate financial information that reflects repayment capacity, but exhibits a loan-to-value ratio greater than 110%, based on a documented collateral valuation.

Grade 30 – Other Asset Especially Mentioned – This grade includes loans that exhibit potential weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

Grade 40 – Substandard – This grade represents loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses or questionable collateral values.

Grade 50 – Doubtful – This grade includes loans which exhibit all of the characteristics of a substandard loan with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable.

Grade 60 – Loss – This grade is assigned to loans which are considered uncollectible and of such little value that their continuance as active assets of the Bank is not warranted. This classification does not mean that the loss has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing it off.

The following table presents the loan portfolio by risk grade as of December 31, 2010.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$17,739	$211	$1,109	$110	$5,507	$—	$24,676
15	11,191	3,006	145,376	40,783	858	—	201,214
20	48,738	39,407	274,817	118,179	18,566	6,754	506,461
25	53,957	73,589	168,273	137,416	8,261	—	441,496
28	2,246	7,696	9,159	6,197	31	—	25,329
30	998	6,437	29,029	17,069	273	—	53,806
40	6,633	32,009	56,090	25,076	791	—	120,599
50	810	239	120	—	6	—	1,175
60	—	—	1	—	—	—	1

Total	$142,312	$162,594	$683,974	$344,830	$34,293	$6,754	$1,374,757

The allowance for loan losses represents a reserve for inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, the Company further segregates the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to fine tune the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on data such as current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in their markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Senior Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer and are often reviewed by independent third parties. As a result of these loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer as well as the Director of Internal Audit.

Changes in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 are as follows:

	December 31,
	2010	2009	2008
	(Dollars in Thousands)

Balance, beginning of year	$35,762	$39,652	$27,640
Provision for loan losses	48,839	42,068	35,030
Loans charged off	(52,623)	(47,129)	(24,340)
Recoveries of loans previously charged off	2,598	1,171	1,322

Balance, end of year	$34,576	$35,762	$39,652

During 2010, the Company recorded provision for loan loss expense of $1.7 million to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Operations.

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, beginning of year	$3,428	$13,098	$11,296	$7,391	$549	$35,762
Provision for loan losses	4,265	13,776	18,937	11,178	683	48,839
Loans charged off	(5,481)	(19,853)	(16,108)	(10,091)	(1,090)	(52,623)
Recoveries of loans previously charged off	567	684	846	186	315	2,598

Balance, end of year	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Period-end amount allocated to:
Loans individually evaluated for impairment	$677	$3,554	$6,300	$2,554	$—	$13,085
Loans collectively evaluated for impairment	2,102	4,151	8,671	6,110	457	21,491

Ending balance	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Loans:
Individually evaluated for impairment	$3,930	$22,838	$50,179	$14,740	$—	$91,687
Collectively evaluated for impairment	138,382	139,756	633,795	330,090	41,047	1,283,070

Ending balance	$142,312	$162,594	$683,974	$344,830	$41,047	$1,374,757

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Company policy prohibits loans to executive officers. Changes in related party loans are summarized as follows:

	December 31,
	2010	2009
	(Dollars in Thousands)

Balance, beginning of year	$8,336	$8,274
Advances	782	3
Repayments	(1,500)	(93)
Transactions due to changes in related parties	—	152

Balance, end of year	$7,618	$8,336

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2010	2009
	(Dollars in Thousands)

Land	$22,737	$24,745
Buildings	50,927	48,334
Furniture and equipment	31,790	29,459
Construction in progress	722	283

	106,176	102,821
Accumulated depreciation	(39,587)	(35,184)

	$66,589	$67,637

Estimated costs to complete construction projects under progress were less than $1 million at December 31, 2010 and 2009. Depreciation expense was approximately $3.3 million, $3.6 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Leases

The Company has a non-cancellable operating lease on its operations center with a former Chairman of the Board. The lease has an initial term of three years with one two-year renewal option.

The Company has various operating leases with unrelated parties on 14 banking offices. Generally, these leases are on smaller locations with initial lease terms under ten years with up to two renewal options.

Rental expense amounted to approximately $880,000, $752,000 and $813,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows:

2011	$443,506
2012	404,439
2013	365,690
2014	317,371
2015	201,816
Thereafter	250,454

$1,983,276

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The Company recorded a core deposit intangible asset of $1,672,000 associated with the acquisitions of SCB, FBJ, DBT and TBC during 2010 and recorded a core deposit intangible of $573,000 associated with the acquisitions of AUB and USB during 2009. The amortization period used for core deposit intangibles ranges from three to 10 years. Following is a summary of information related to acquired intangible assets:

	As of December 31, 2010		As of December 31, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in Thousands)

Amortized intangible assets Core deposit premiums	$16,675	$12,414	$15,003	$11,417

The aggregate amortization expense for intangible assets was approximately $999,000, $616,000 and $1,170,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2011	$893
2012	1,021
2013	862
2014	862
2015	543
Thereafter	80

$4,261

Changes in the carrying amount of goodwill are as follows:

	For the Years Ended December 31,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$—	$54,813
Goodwill recorded in acquisition	956	—
Impairment of goodwill	—	(54,813)

Ending balance	$956	$—

During the annual assessment of goodwill in the fourth quarter of 2009, the Company concluded that the carrying value of goodwill was impaired. GAAP requires that goodwill be reviewed for impairment at least annually. Impairment is a condition that exists when the carrying amount of the goodwill exceeds its fair value. Two tests were performed by a third party using three valuation approaches: the market approach, the income approach and the cost approach. Based on the testing, it was determined that the entire carrying value of goodwill was impaired. The loss on impairment of goodwill in the amount of $54.8 million was recorded as an other expense in the statement of operations for the year ended December 31, 2009. During the fourth quarter of 2010, the Company recorded $956,000 of goodwill on the TBC transaction.

NOTE 7. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $625.1 million and $504.3 million, respectively. The scheduled maturities of time deposits at December 31, 2010 are as follows:

(Dollars in Thousands)

2011	$844,935
2012	167,786
2013	34,106
2014	11,009
2015	3,997
Thereafter	554

$1,062,387

The Company had brokered deposits of approximately $118.3 million and $164.3 million at December 31, 2010 and 2009, respectively. The scheduled maturities of brokered deposits at December 31, 2010 and their weighted average costs are as follows:

	Balance	Average Cost
	(Dollars in Thousands)
2011	$50,461	3.46%
2012	40,081	3.20
2013	21,799	3.35
2014	6,000	3.24

	$118,341	3.34%

NOTE 8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2010 and 2009 were $68.2 million and $55.3 million, respectively.

NOTE 9. EMPLOYEE BENEFIT PLANS

The Company has established a retirement plan for eligible employees. The Ameris Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The Plan also provides for non-elective and discretionary contributions. All full-time and part-time employees are eligible to participate in the Plan provided they have met the eligibility requirements. Generally, a participant must have completed 12 months of employment with a minimum of 1,000 hours and have attained an age of 21.

During 2009, the Company reduced contributions to the plan because of the net loss from operations and the Company did not contribute to the plan during 2010 for the same reason. Therefore, there was not an expense recorded under the plan in 2010 and the aggregate expense under the plan charged to operations during 2009 and 2008 amounted to $548,000 and $1.6 million, respectively.

NOTE 10. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements with certain former executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $2.33 million and $2.27 million at December 31, 2010 and 2009, respectively, is included in other assets. Accrued deferred compensation of $899,000 and $964,000 at December 31, 2010 and 2009, respectively, is included in other liabilities. Aggregate compensation expense under the plans was $95,000 per year for 2010, 2009 and 2008, which is included in other operating expenses.

NOTE 11. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2010	2009
	(Dollars in Thousands)

Convertible advance from Federal Home Loan Bank due January 18, 2011 with an effective weighted-average rate of 1.03%.	$12,014	$—
Convertible advances from Federal Home Loan Bank due October 4, 2012 and November 9, 2012 with an effective weighted-average rate of 1.03%.	31,481	—
Advances from Federal Home Loan Bank with interest at fixed rates (weighted average rate of 6.12%) convertible to a variable rate at the option of the lender, due at various dates through May 2010.	—	2,000

	$43,495	$2,000

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2010, $7.7 million was available for borrowing on lines with the FHLB.

As of December 31, 2010, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $60 million.

The Company also participates in the Federal Reserve discount window borrowings. At December 31, 2010, the Company had $374.5 million of loans pledged at the Federal Reserve discount window and had $233.6 million available for borrowing.

NOTE 12. PREFERRED STOCK

On November 21, 2008, Ameris sold 52,000 shares of preferred stock with a warrant to purchase 679,443 shares of the Company’s common stock to the U.S. Treasury under the Treasury’s Capital Purchase Program. The proceeds from the sale of $52 million were allocated between the preferred stock and the warrant based on their relative fair values at the time of the sale. Of the $52 million in proceeds, $48.98 million was allocated to the preferred stock and $3.02 million was allocated to the warrant. The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted as a portion of the preferred stock dividends in the consolidated statements of operations to arrive at net income (loss) available to common stockholders.

The preferred stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred stock is redeemable at any time at $1,000 per share plus any accrued and unpaid dividends with the consent of the Company’s primary federal regulator.

NOTE 13. INCOME TAXES

The income tax (expense) benefit in the consolidated statements of operations consists of the following:

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Current	$1,407	$3,183	$(2,597)
Benefit of operating loss carryforward	2,958	—	—
Deferred	(1,170)	(10,480)	4,650

	$3,195	$(7,297)	$2,053

As of December 31, 2010, the Company has Federal and State net operating loss carryforwards totaling approximately $8.5 million that will begin to expire in 2030 unless previously utilized.

The Company’s income tax (expense) benefit differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Tax at federal income tax rate	$2,514	$12,073	$2,030
Increase (decrease) resulting from:
Tax-exempt interest	577	485	364
Goodwill Impairment	—	(19,058)
Other	104	(797)	(341)

Provision for income taxes	$3,195	$(7,297)	$2,053

Net deferred income tax assets (liabilities) of $887,000 and ($2.0 million) at December 31, 2010 and 2009, respectively, are included in other assets (liabilities). The components of deferred income taxes are as follows:

	December 31,
	2010	2009
	(Dollars in Thousands)

Deferred tax assets:
Allowance for loan losses	$12,122	$12,524
Deferred compensation	316	337
Deferred gain on interest rate swap	465	959
Nonaccrual interest	964	804
Other real estate owned	3,583	1,704
Net operating loss carry-forward	2,958	—
Capitalized costs, deferred gains and other	395	572

	20,803	16,900

Deferred tax liabilities:
Depreciation and amortization	3,447	3,679
Intangible assets	476	671
Stock based compensation	202	245
Deferred gain on FDIC-assisted transactions	14,514	11,929
Unrealized gain on securities available for sale	976	1,806
Unrealized gain on cash flow hedge	301	597

	19,916	18,927

Net deferred tax asset (liability)	$887	$(2,027)

NOTE 14. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (3.10% at December 31, 2010) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April 2009. There are certain circumstances (as described in the trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2010, was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related debentures bear interest at 3-Month LIBOR plus 1.63% (1.93% at December 31, 2010). Distributions on the trust preferred securities are paid quarterly, with interest on the debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011.

Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s consolidated financial statements. However, the subordinated debentures issued by the Company and purchased by the trusts remain on the consolidated balance sheets. In addition, the related interest expense continues to be included in the consolidated statements of operations. For regulatory capital purposes, the trust preferred securities qualify as a component of Tier 1 Capital.

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

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

As of December 31, 2010, the Company has 201,650 outstanding restricted shares granted under the plans as compensation to certain employees. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is three to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2008, certain performance based grants with different vesting structures failed to vest and the Company reversed amounts previously expensed amounting to $431,000. In 2010 and 2009, compensation expense related to these grants was approximately $327,000 and $201,000, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. Stock-based compensation expense related to stock options was approximately $397,000, $500,000 and $334,000 for 2010, 2009 and 2008, respectively.

The weighted-average grant date fair value of non-performance based options granted during 2008 was $3.40 per share. No non-performance based options were issued during 2010 or 2009. As of December 31, 2010, there was approximately $11,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements for non-performance-based options. That cost is expected to be recognized over a weighted-average period of approximately three months.

A summary of the activity of non-performance based and performance based options as of December 31, 2010 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	261,206	$13.63			485,533	$16.65
Granted	—	—			—	—
Exercised	(17,889)	8.49		23	—	—		—
Forfeited	(34,324)	9.59			(44,348)	18.76

Under option, end of year	208,993	$14.73	4.21	$26	441,185	$16.43	6.22	$397

Exercisable at end of year	207,312	$13.61	4.20	$26	348,547	$18.16	5.82	$159

A summary of the activity of non-performance based and performance based options as of December 31, 2009 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	295,330	$13.34			379,122	$20.14
Granted	—	—			128,516	7.15
Exercised	—	—		—	—	—		—
Forfeited	(34,124)	11.18			(22,105)	21.42

Under option, end of year	261,206	$13.63	4.44	$—	485,533	$16.65	6.22	$397

Exercisable at end of year	230,446	$12.49	—	$—	315,618	$18.72	—	$6

A summary of the activity of non-performance based and performance based options as of December 31, 2008 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	239,124	$12.48			437,726	$20.23
Granted	112,374	14.72			10,281	13.47
Exercised	(29,757)	11.23			—	—		—
Forfeited	(26,411)	13.75			(68,885)	19.71

Under option, end of year	295,330	$13.34	5.33	$242	379,122	$20.14	7.56	$—

Exercisable at end of year	158,750	$11.06	3.83	$242	104,561	$19.71	7.25	$—

The Company did not grant any options during 2010. The weighted-average grant date fair value of options granted was $1.88 and $3.01 during 2009 and 2008, respectively. As of December 31, 2010, there was approximately $303,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance-based options. That cost is expected to be recognized over a weighted-average period of approximately two years.

The fair value of each stock-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. There were no stock-based compensation grants made in 2010.

Years Ended December 31,
	2009	2008

Dividend yield	2.60-3.50%	3.69-4.61%
Expected life	8 years	8 years
Expected volatility	29.18-36.17%	27.10-32.80%
Risk-free interest rate	2.35-2.84%	3.57-3.88%

A summary of the status of the Company’s restricted stock awards as of December 31, 2010 and changes during the year then ended is presented below:

	2010		2009		2008
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value

Nonvested shares at beginning of year	87,450	$8.04	16,100	$22.57	53,430	$20.83
Granted	121,300	9.69	89,250	6.97	—	—
Vested	(6,100)	17.67	(9,900)	21.58	(4,000)	20.84
Forfeited	(1,000)	9.63	(8,000)	8.63	(33,330)	19.99

Nonvested shares at end of year	201,650	$8.73	87,450	$8.04	16,100	$22.57

The balance of unearned compensation related to restricted stock grants as of December 31, 2010 and 2009 was approximately $1,230,000 and $833,000, respectively.

NOTE 16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2006, the Company purchased two derivative instruments to minimize the volatility in its net interest margin due to a reduction in the prime rate and the resulting effect on interest income from its variable rate loan portfolio. Each instrument had a notional amount of $35 million, indexed to the prime rate with a 7% strike rate. One instrument matured in August 2009 while the other instrument matures in August 2011. The premium paid for these contracts was $497,000.

During 2010, the Company entered into an interest rate swap to lock in a fixed rate as opposed to the contractual variable interest rate on the junior subordinated debentures. The interest rate swap contract has a notional amount of $37.1 million and is hedging the variable rate on the junior subordinated debentures described in Note 14 of the consolidated financial statements. The Company receives a variable rate of the 90 day LIBOR rate plus 1.63% and pays a fixed rate of 4.11%. The swap matures in September 2020.

These contracts are classified as cash flow hedges of an exposure to changes in the cash flow of a recognized asset. At December 31, 2010, the fair value of the remaining instrument totaled $936,000, compared to $1.9 million at December 31, 2009. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2010, the hedge is deemed to be highly effective.

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2010	2009
	(Dollars in Thousands)

Commitments to extend credit	$166,845	$143,868
Financial standby letters of credit	7,874	3,921

	$174,719	$147,789

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2010 and 2009.

At December 31, 2010, the Company had guaranteed the debt of certain officers’ liabilities at another financial institution totaling approximately $377,000. These guarantees represent the available credit line of those certain officers for the purchase of Company stock. Any stock purchased under this program will be assigned to the Company and held in safekeeping. The Company performed on approximately $75,000 of the guarantees during the year ended December 31, 2010.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 18. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2010, no amounts of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes that, as of December 31, 2010 and 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2010
Total Capital to Risk Weighted Assets
Consolidated	$328,074	19.45%	$134,931	8.00%		—N/A—
Ameris Bank	$317,485	18.88%	$134,509	8.00%	$168,136	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$306,818	18.19%	$67,465	4.00%		—N/A—
Ameris Bank	$296,301	17.62%	$67,255	4.00%	$100,882	6.00%
Tier I Capital to Average Assets:
Consolidated	$308,818	11.34%	$108,198	4.00%		—N/A—
Ameris Bank	$296,301	11.05%	$107,303	4.00%	$134,129	5.00%

As of December 31, 2009
Total Capital to Risk Weighted Assets
Consolidated	$245,615	14.79%	$132,866	8.00%		—N/A—
Ameris Bank	$240,870	14.51%	$132,798	8.00%	165,997	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$224,670	13.53%	$66,483	4.00%		—N/A—
Ameris Bank	$219,967	13.25%	$66,399	4.00%	99,598	6.00%
Tier I Capital to Average Assets:
Consolidated	$224,670	9.35%	$96,122	4.00%		—N/A—
Ameris Bank	$219,967	9.61%	$91,579	4.00%	114,473	5.00%

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and OREO. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments and other accounts recorded or disclosed based on their fair value:

Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold: The carrying amount of cash, due from banks , interest-bearing deposits in banks and federal funds sold approximates fair value.

Securities Available For Sale: The fair value of securities available for sale is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities. The level 2 fair value pricing is provided by an independent third party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.

Other Investments: FHLB stock is included in other investment securities at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

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

Other Real Estate Owned: The fair value of OREO is determined using certified appraisals that value the property at its highest and best uses by applying traditional valuation methods common to the industry. The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale. In most cases, management has determined that additional write-downs are required beyond what is calculable from the appraisal to carry the property at levels that would attract buyers. Because this additional write-down is not based on observable inputs, management has determined that other real estate owned should be classified as Level 3.

Covered Assets: Covered assets include loans and other real estate owned on which the majority of losses would be covered by loss-sharing agreements with the FDIC. Management initially valued these assets at fair value using mostly unobservable inputs and, as such, has classified these assets as Level 3.

Intangible Assets and Goodwill: Intangible assets consist of core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over an estimated useful life of three to ten years. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to an annual review for impairment.

FDIC Loss-Share Receivable: Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The shared loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The shared loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss share receivable is impacted by changes in estimated cash flows associated with these loans.

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

Off-Balance-Sheet Instruments: Because commitments to extend credit and standby letters of credit are typically made using variable rates and have short maturities, the carrying value and fair value are immaterial for disclosure.

Derivatives: The Company has entered into derivative financial instruments to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2010 and 2009:

	Fair Value Measurements on a Recurring Basis As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$35,468	$—	$35,468	$—
State, county and municipal securities	57,696	—	54,951	2,745
Corporate debt securities	10,786	—	8,786	2,000
Mortgage backed securities	218,631	—	218,631	—
Derivative financial instruments	936	—	936	—

Total recurring assets at fair value	$323,517	$—	$318,772	$4,745

	Fair Value Measurements on a Recurring Basis As of December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$39,525	$—	$39,525	$—
State, county and municipal securities	38,156	—	38,156	—
Corporate debt securities	8,675	—	6,675	2,000
Mortgage backed securities	159,200	—	159,200	—
Derivative financial instruments	1,882	—	1,882	—

Total recurring assets at fair value	$247,438	$—	$245,438	$2,000

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2010 and 2009:

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$79,289	$—	$79,289	$—
Other real estate owned	57,915	—	—	57,915
Covered loans	554,991	—	—	554,991
Covered other real estate owned	54,931	—	—	54,931

Total nonrecurring assets at fair value	$747,126	$—	$79,289	$667,837

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$96,131	$—	$96,131	$—
Other real estate owned	23,316	—	—	23,316
Covered loans	137,248	—	—	137,248
Covered other real estate owned	9,337	—	—	9,337

Total nonrecurring assets at fair value	$266,032	$—	$96,131	$169,901

Below is the Company’s reconciliation of Level 3 assets as of December 31, 2010 and 2009. Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Other Real Estate Owned	Covered Loans	Covered Other Real Estate Owned
	(Dollars in Thousands)
Beginning balance, January 1, 2009	$2,000	$6,507	$—	$—
Total losses included in operations	—	(7,063)	—	—
Purchases, sales, issuances, and settlements, net	—	(15,340)	—	—
Transfers in or out of Level 3	—	39,212	137,248	9,337

Ending balance, December 31, 2009	$2,000	$23,316	$137,248	$9,337
Total losses included in operations	—	(4,327)	(1,682)	(3,629)
Purchases, sales, issuances, and settlements, net	2,745	(35,017)	419,425	16,373
Transfers in or out of Level 3	—	73,943	—	32,850

Ending balance, December 31, 2010	$4,745	$57,915	$554,991	$54,931

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)

Financial assets:
Loans, net	$1,895,172	$1,905,346	$1,685,845	$1,698,431

Financial liabilities:
Deposits	2,535,426	2,542,767	2,123,116	2,125,834
Other borrowings	43,495	43,685	2,000	2,040

NOTE 20. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(Dollars in Thousands)

	2010	2009

Assets
Cash and due from banks	$8,763	$6,233
Investment in subsidiaries	304,109	228,522
Other assets	3,922	3,403

Total assets	$316,794	$238,158

Liabilities
Other liabilities	$1,118	$925
Subordinated deferrable interest debentures	42,269	42,269

Total liabilities	43,387	43,194

Stockholders’ equity	273,407	194,964

Total liabilities and stockholders’ equity	$316,794	$238,158

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Thousands)

	2010	2009	2008
Income
Dividends from subsidiaries	$—	$—	$5,700
Other income	59	221	130

Total income	59	221	5,830

Expense
Interest	887	1,766	2,404
Other expense (income)	1,198	757	(87)

Total expense	2,085	2,523	2,317

Income (loss) before income tax benefit and equity in undistributed loss of subsidiaries	(2,026)	(2,302)	3,513

Income tax benefit	541	683	626

Income (loss) before equity in undistributed loss of subsidiaries	(1,485)	(1,619)	4,139

Equity in undistributed loss of subsidiaries	(2,504)	(40,170)	(8,055)

Net loss	$(3,989)	$(41,789)	$(3,916)

Preferred stock dividend	3,213	3,161	328

Net loss available to common shareholders	$(7,702)	$(44,950)	$(4,244)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Thousands)

	2010	2009	2008
OPERATING ACTIVITIES
Net loss	$(3,989)	$(41,789)	$(3,916)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	724	701	(97)
Undistributed losses of subsidiaries	2,504	40,170	8,055
Increase (decrease) in interest payable	145	16	(37)
Increase (decrease) in tax receivable	184	3,521	(1,373)
Provision for deferred taxes	447	866	176
(Increase) decrease in due from subsidiaries	—	81	(122)
Other operating activities	(229)	(536)	(1,053)

Total adjustments	3,775	44,819	5,549

Net cash provided by (used in) operating activities	(214)	3,030	1,633

INVESTING ACTIVITIES
Contribution of capital to subsidiary bank	(80,000)	(40,000)	—

Net cash used in investing activities	(80,000)	(40,000)	—

FINANCING ACTIVITIES
Repayments of other borrowings and debentures	—	(5,000)	—
Purchase of treasury shares	(19)	(25)	(18)
Dividends paid preferred stock	(2,636)	(2,583)	—
Proceeds from issuance of common stock	85,270	—	—
Cash dividends paid common stock	(21)	(1,375)	(5,155)
Accretion of discount on preferred stock	—	524	53
Proceeds allocated to issuance of preferred stock	—	—	48,975
Proceeds allocated to issuance of warrant	—	—	3,025
Proceeds from exercise of stock options	150	6	334

Net cash provided by (used in) financing activities	82,744	(8,453)	47,214

Net increase (decrease) in cash and due from banks	2,530	(45,423)	48,847
Cash and due from banks at beginning of year	6,233	51,656	2,809

Cash and due from banks at end of year	$8,763	$6,233	$51,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$742	$1,766	$2,441
Cash paid during the year for income taxes	$—	$—	$—