Form 10-Q
period 2011-03-31
Ameris Bancorp
filed 2011-05-10
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There were 23,766,044 shares of Common Stock outstanding as of April 30, 2011.

AMERIS BANCORP

Item 1.	Financial Statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2011	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$88,386	$74,326	$68,851
Federal funds sold and interest bearing accounts	264,508	261,262	200,942
Investment securities available for sale, at fair value	305,620	322,581	248,013
Other investments	12,436	12,440	7,260

Loans	1,345,981	1,374,757	1,536,528
Covered loans	526,012	554,991	120,364
Less: allowance for loan losses	35,443	34,576	33,563

Loans, net	1,836,550	1,895,172	1,623,329

Other real estate owned	62,258	57,915	34,683
Covered other real estate owned	59,757	54,931	17,863

Total other real estate owned	122,015	112,846	52,546

Premises and equipment, net	66,359	66,589	66,523
FDIC loss-share receivable	167,176	177,187	45,827
Intangible assets	3,973	4,261	3,364
Goodwill	956	956	—
Other assets	50,444	44,548	34,995

Total assets	$2,918,423	$2,972,168	$2,351,650

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$316,060	$301,971	$222,454
Interest-bearing	2,256,629	2,233,455	1,865,852

Total deposits	2,572,689	2,535,426	2,088,306
Securities sold under agreements to repurchase	20,257	68,184	20,640
Other borrowings	—	43,495	2,000
Other liabilities	9,351	9,387	5,082
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,644,566	2,698,761	2,158,297

Commitments and contingencies

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 52,000 shares issued and outstanding	50,269	50,121	49,691
Common stock, par value $1; 30,000,000 shares authorized; 25,102,218, 24,982,911 and 15,486,187 issued	25,102	24,983	15,486
Capital surplus	165,995	165,930	89,419
Retained earnings	37,580	37,000	41,893
Accumulated other comprehensive income	5,742	6,204	7,676
Treasury stock, at cost, 1,336,174, 1,336,174 and 1,334,234 shares	(10,831)	(10,831)	(10,812)

Total stockholders’ equity	273,857	273,407	193,353

Total liabilities and stockholders’ equity	$2,918,423	$2,972,168	$2,351,650

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income
Interest and fees on loans	$28,971	$25,156
Interest on taxable securities	2,658	2,462
Interest on nontaxable securities	320	304
Interest on deposits in other banks	175	57
Interest on federal funds sold	13	12

Total interest income	32,137	27,991

Interest expense
Interest on deposits	7,375	7,332
Interest on other borrowings	555	246

Total interest expense	7,930	7,578

Net interest income	24,207	20,413
Provision for loan losses	7,043	10,770

Net interest income after provision for loan losses	17,164	9,643

Noninterest income
Service charges on deposit accounts	4,267	3,439
Mortgage origination fees	450	554
Other service charges, commissions and fees	239	213
Gain on sale of securities	224	200
Other	1,013	479

Total noninterest income	6,193	4,885

Noninterest expense
Salaries and employee benefits	9,843	7,826
Occupancy and equipment expense	2,730	2,027
Advertising and marketing expense	163	159
Amortization of intangible assets	263	271
Data processing and communications costs	2,396	1,763
Other operating expenses	5,760	4,885

Total noninterest expense	21,155	16,931

Income (loss) before income tax expense (benefit)	2,202	(2,403)
Applicable income tax expense (benefit)	824	(869)

Net income (loss)	$1,378	$(1,534)

Preferred stock dividends	798	796

Net income (loss) available to common stockholders	$580	$(2,330)

Other comprehensive income (loss)
Unrealized holding gain/(loss) arising during period on investment securities available for sale, net of tax	(262)	699
Unrealized loss on cash flow hedges arising during period , net of tax	(54)	(133)
Reclassification adjustment for gains included in net income, net of tax	(146)	(130)

Other comprehensive income (loss)	$(462)	$436

Comprehensive income (loss)	$118	$(1,894)

Basic and Diluted earnings/(loss) per share	$0.02	$(0.17)

Weighted average common shares outstanding
Basic	23,440	13,840
Diluted	23,474	13,840

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$50,121	52,000	$49,552
Accretion of fair value of warrant	—	148	—	139

Balance at end of period	52,000	$50,269	52,000	$49,691

COMMON STOCK
Balance at beginning of period	24,982,911	$24,983	15,379,131	$15,379
Issuance of restricted shares	125,075	125	113,800	114
Cancellation of restricted shares	(7,000)	(7)	(7,500)	(8)
Proceeds from exercise of stock options	1,232	1	756	1

Balance at end of period	25,102,218	$25,102	15,486,187	$15,486

CAPITAL SURPLUS
Balance at beginning of period		$165,930		$89,389
Stock-based compensation		174		136
Proceeds from exercise of stock options		9		—
Issuance of restricted shares		(125)		(114)
Cancellation of restricted shares		7		8

Balance at end of period		$165,995		$89,419

RETAINED EARNINGS
Balance at beginning of period		$37,000		$44,216
Net income/(loss)		1,378		(1,534)
Dividends on preferred shares		(650)		(650)
Accretion of fair value warrant		(148)		(139)

Balance at end of period		$37,580		$41,893

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized gains (losses) on securities and derivatives:
Balance at beginning of period		$6,204		$7,240
Accumulated other comprehensive income		(462)		436

Balance at end of period		$5,742		$7,676

TREASURY STOCK
Balance at beginning of period		$10,831		$10,812
Purchase of treasury shares		—		—

Balance at end of period		$10,831		$10,812

TOTAL STOCKHOLDERS’ EQUITY		$273,857		$193,353

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,378	$(1,534)
Adjustments reconciling net loss to net cash provided by operating activities:
Depreciation	1,112	943
Net gains on sale or disposal of premises and equipment	(189)	(249)
Net losses or write-downs on sale of other real estate owned	33	1,072
Provision for loan losses	7,043	10,770
Amortization of intangible assets	288	222
Net gains on securities available for sale	(224)	(200)
Other prepaids, deferrals and accruals, net	(187)	(2,156)

Net cash provided by operating activities	9,254	8,868

Cash flows from investing activities:
Net (increase) decrease in federal funds sold and interest bearing deposits	(3,246)	19,421
Proceeds from maturities of securities available for sale	12,922	14,392
Purchase of securities available for sale	(19,869)	(22,174)
Proceeds from sales of securities available for sale	23,503	6,145
Net decrease in loans	37,682	26,540
Proceeds from sales of other real estate owned	9,306	4,253
Proceeds from sales of premises and equipment	344	772
Purchases of premises and equipment	(1,037)	(352)

Net cash provided by investing activities	59,605	48,997

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	37,263	(34,810)
Net increase (decrease) in securities sold under agreements to repurchase	(47,927)	(34,614)
Repayment of other borrowings	(43,495)	—
Dividends paid - preferred stock	(650)	(650)
Proceeds from exercise of stock options	10	—

Net cash used in financing activities	(54,799)	(70,074)

Net increase (decrease) in cash and due from banks	$14,060	$(12,209)

Cash and due from banks at beginning of period	74,326	81,060

Cash and due from banks at end of period	$88,386	$68,851

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2011 the Bank operated 59 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts reported for the periods ended December 31, 2010 and March 31, 2010 have been reclassified to conform to the presentation as of March 31, 2011. These reclassifications had no effect on previously reported net income or stockholders’ equity.

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

ASU 2010-20 – Disclosures about the Credit Quality of Financing Receivable and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods ending after December 15, 2010. ASU 2010-20 did not have a material impact on the Company’s results of operations or financial position but had a significant impact on the disclosures found in Note 3.

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

ASU 2010-29 – Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

Covered Assets: Covered assets include loans and other real estate owned on which the majority of losses would be covered by loss-sharing agreements with the Federal Deposit Insurance Corporation (the “FDIC”). Management initially valued these assets at fair value using mostly unobservable inputs and, as such, has classified these assets as Level 3.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of March 31, 2011, December 31, 2010 and March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial instruments, were as follows:

	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,836,550	$1,845,963	$1,895,172	$1,905,346	$1,623,329	$1,633,788

Financial liabilities:
Deposits	2,572,689	2,576,253	2,535,426	2,542,767	2,088,306	2,090,633
Other borrowings	—	—	43,495	43,685	2,000	2,012

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2011, December 31, 2010 and March 31, 2010 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of March 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$33,545	$—	$33,545	$—
State, county and municipal securities	56,898	—	56,898	—
Corporate debt securities	9,749	—	7,749	2,000
Mortgage-backed securities	205,428	12,764	192,664	—
Derivative financial instruments	598	—	598	—

Total recurring assets at fair value	$306,218	$12,764	$291,454	$2,000

	Fair Value Measurements on a Recurring Basis As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$35,468	$—	$35,468	$—
State, county and municipal securities	57,696	—	54,951	2,745
Corporate debt securities	10,786	—	8,786	2,000
Mortgage-backed securities	218,631	—	218,631	—
Derivative financial instruments	936	—	936	—

Total recurring assets at fair value	$323,517	$—	$318,772	$4,745

	Fair Value Measurements on a Recurring Basis As of March 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$34,234	$—	$34,234	$—
State, county and municipal securities	42,314	—	42,314	—
Corporate debt securities	9,133	—	7,133	2,000
Mortgage-backed securities	162,332	—	162,332	—
Derivative financial instruments	1,758	—	1,758	—

Total recurring assets at fair value	$249,771	$—	$247,771	$2,000

The following table is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2011, December 31, 2010 and March 31, 2010 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$68,391	$—	$68,391	$—
Other real estate owned	62,258	—	—	62,258
Covered loans	524,105	—	—	524,105
Covered other real estate owned	59,757	—	—	59,757

Total nonrecurring assets at fair value	$714,511	$—	$68,391	$646,120

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$79,289	$—	$79,289	$—
Other real estate owned	57,915	—	—	57,915
Covered loans	554,991	—	—	554,991
Covered other real estate owned	54,931	—	—	54,931

Total nonrecurring assets at fair value	$747,126	$—	$79,289	$667,837

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$89,649	$—	$89,649	$—
Other real estate owned	32,800	—		32,800
Covered loans	120,364	—		120,364
Covered other real estate owned	17,863	—	—	17,863

Total nonrecurring assets at fair value	$260,676	$—	$89,649	$171,027

Below is the Company’s reconciliation of Level 3 assets as of March 31, 2011. Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Other Real Estate Owned	Covered Loans	Covered Other Real Estate Owned

Beginning balance January 1, 2011	$4,745	$57,915	$554,991	$54,931
Total gains/(losses) included in net income	—	(2,325)	—	2,292
Purchases, sales, issuances, and settlements, net	—	(5,727)	(29,384)	1,032
Transfers in or out of Level 3	(2,745)	12,395	(1,502)	1,502

Ending balance March 31, 2011	$2,000	$62,258	$524,105	$59,757

NOTE 2 – INVESTMENT SECURITIES

Ameris’ investment policy blends the Company’s liquidity needs and interest rate risk management with its desire to increase income and provide funds for expected growth in loans. The investment securities portfolio consists primarily of U.S. government sponsored mortgage-backed securities and agencies, state, county and municipal securities and corporate debt securities. Ameris’ portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited. For the small portion of Ameris’ portfolio found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2011, December 31, 2010 and March 31, 2010 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2011:
U. S. government agencies	$33,137	$455	$(47)	$33,545
State, county and municipal securities	55,971	1,310	(383)	56,898
Corporate debt securities	12,150	168	(2,569)	9,749
Mortgage-backed securities	202,204	5,143	(1,919)	205,428

Total debt securities	$303,462	$7,076	$(4,918)	$305,620

December 31, 2010:
U. S. government agencies	$35,128	$448	$(108)	$35,468
State, county and municipal securities	57,385	928	(617)	57,696
Corporate debt securities	13,540	123	(2,877)	10,786
Mortgage-backed securities	213,737	6,732	(1,838)	218,631

Total securities	$319,790	$8,231	$(5,440)	$322,581

March 31, 2010:
U. S. government agencies	$33,818	$416	$—	$34,234
State, county and municipal securities	41,060	1,257	(3)	42,314
Corporate debt securities	12,370	67	(3,304)	9,133
Mortgage-backed securities	154,926	7,595	(189)	162,332

Total securities	$242,174	$9,335	$(3,496)	$248,013

The amortized cost and fair value of available-for-sale securities at March 31, 2011 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$1,285	$1,296
Due from one year to five years	39,238	39,690
Due from five to ten years	38,284	39,167
Due after ten years	22,451	20,039
Mortgage-backed securities	202,204	205,428

	$303,462	$305,620

Securities with a carrying value of approximately $209.7 million serve as collateral to secure public deposits and other purposes required or permitted by law at March 31, 2011.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at March 31, 2011, December 31, 2010 and March 31, 2010.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2011:
U. S. government agencies	$11,037	$(47)	$—	$—	$11,037	$(47)
State, county and municipal securities	12,171	(383)	—	—	12,171	(383)
Corporate debt securities	413	(26)	5,067	(2,543)	5,480	(2,569)
Mortgage-backed securities	75,721	(1,919)	—	—	75,721	(1,919)

Total debt securities	$99,342	$(2,375)	$5,067	$(2,543)	$104,409	$(4,918)

December 31, 2010:
U. S. government agencies	$25,017	$(108)	$—	$—	$25,017	$(108)
State, county and municipal securities	17,563	(617)	—	—	17,563	(617)
Corporate debt securities	1,048	(20)	5,078	(2,857)	6,126	(2,877)
Mortgage-backed securities	64,549	(1,838)	15	—	64,564	(1,838)

Total debt securities	$108,177	$(2,583)	$5,093	$(2,857)	$113,270	$(5,440)

March 31, 2010:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	1,132	(3)	—	—	1,132	(3)
Corporate debt securities	870	(130)	4,935	(3,174)	5,805	(3,304)
Mortgage-backed securities	3,249	(33)	1,417	(156)	4,666	(189)

Total debt securities	$5,251	$(166)	$6,352	$(3,330)	$11,603	$(3,496)

NOTE 3 - LOANS

The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans. Ameris concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond Ameris’ control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Commercial, financial and agricultural	$142,826	$142,312	$166,470
Real estate – construction and development	152,863	162,594	214,410
Real estate – commercial and farmland	672,212	683,974	738,232
Real estate – residential	336,755	344,830	371,427
Consumer installment	33,698	34,293	38,586
Other	7,627	6,754	7,403

	$1,345,981	$1,374,757	$1,536,528

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $526.0 million, $555.0 million and $120.4 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Commercial, financial and agricultural	$45,954	$47,309	$18,923
Real estate – construction and development	89,356	89,781	19,057
Real estate – commercial and farmland	242,153	257,428	54,044
Real estate – residential	140,239	149,226	22,306
Consumer installment	8,310	11,247	6,034

	$526,012	$554,991	$120,364

Nonaccrual and Past Due Loans

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

The following table presents an analysis of loans accounted for on a nonaccrual basis.

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Commercial, financial and agricultural	$5,966	$8,648	$5,440
Real estate – construction and development	17,893	7,887	38,225
Real estate – commercial and farmland	28,313	55,170	25,560
Real estate – residential	15,557	6,376	19,704
Consumer installment	662	1,208	720

	$68,391	$79,289	$89,649

The following table presents an analysis of past due loans as of March 31, 2011 and December 31, 2010.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2011:
Commercial, financial & agricultural	$848	$695	$5,923	$7,466	$135,360	$142,826	$—
Real estate – construction & development	2,324	1,864	16,011	20,199	132,664	152,863	—
Real estate – commercial & farmland	7,127	7,315	17,883	32,325	639,887	672,212	—
Real estate – residential	4,314	2,732	13,480	20,526	316,229	336,755	—
Consumer installment loans	409	177	444	1,030	32,668	33,698	—
Other	—	—	—	—	7,627	7,627	—

Total	$15,022	$12,783	$53,741	$81,546	$1,264,435	$1,345,981	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$898	$120	$6,746	$7,764	$134,548	$142,312	$—
Real estate – construction & development	2,121	2,039	19,458	23,618	138,976	162,594	—
Real estate – commercial & farmland	1,740	3,725	25,914	31,379	652,595	683,974	—
Real estate – residential	3,384	3,066	14,393	20,843	323,987	344,830	—
Consumer installment loans	493	142	475	1,110	33,183	34,293	3
Other	—	—	—	—	6,754	6,754	—

Total	$8,636	$9,092	$66,986	$84,714	$1,290,043	$1,374,757	$3

There were no material amount of loans past due ninety days or more and still accruing interest at March 31, 2010.

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and troubled debt restructurings. If a loan is deemed impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

The following is a summary of information pertaining to impaired loans:

	As of and For the Period Ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in Thousands)
Nonaccrual loans	$68,391	$79,289	$89,649
Troubled debt restructurings not included above	25,832	21,972	15,259

Total impaired loans	$94,223	$101,261	$104,908

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$94,223	$101,261	$104,908

Allowance related to impaired loans	$16,821	$16,688	$8,404

Average investment in impaired loans	$88,761	$86,849	$107,824

Interest income recognized on impaired loans	$75	$545	$22

Foregone interest income on impaired loans	$389	$3,828	$575

The following table presents an analysis of information pertaining to impaired loans as of March 31, 2011 and December 31, 2010.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2011:
Commercial, financial & agricultural	$9,419	$—	$3,972	$3,972	$2,425	$5,872
Real estate – construction & development	33,590	—	16,547	16,547	4,254	20,052
Real estate – commercial & farmland	51,874	—	40,147	40,147	5,584	44,281
Real estate – residential	23,440	—	16,227	16,227	4,405	18,026
Consumer installment loans	890	—	509	509	153	530

Total	$119,213	$—	$77,402	$77,402	$16,821	$88,761

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$9,983	$—	$5,336	$5,336	$1,649	$5,411
Real estate – construction & development	38,060	—	19,462	19,462	4,023	30,226
Real estate – commercial & farmland	57,224	—	43,831	43,831	6,795	33,882
Real estate – residential	22,819	—	15,547	15,547	4,085	16,785
Consumer installment loans	738	—	397	397	136	545

Total	$128,824	$—	$84,573	$84,573	$16,688	$86,849

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

The following table presents the loan portfolio by risk grade as of March 31, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$14,048	$220	$1,104	$111	$5,451	$—	$20,934
15	11,087	2,395	137,897	36,377	907	—	188,663
20	50,300	38,200	267,341	115,189	18,573	7,627	497,230
25	55,843	69,541	165,089	137,846	7,460	—	435,779
28	2,244	7,775	8,533	8,167	30	—	26,749
30	1,913	7,568	41,089	14,129	573	—	65,272
40	7,386	26,889	51,158	24,936	672	—	111,041
50	5	275	—	—	6	—	286
60	—	—	1	—	26	—	27

Total	$142,826	$152,863	$672,212	$336,755	$33,698	$7,627	$1,345,981

The following table presents the loan portfolio by risk grade as of December 31, 2010.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$17,739	$211	$1,109	$110	$5,507	$—	$24,676
15	11,191	3,006	145,376	40,783	858	—	201,214
20	48,738	39,407	274,817	118,179	18,566	6,754	506,461
25	53,957	73,589	168,273	137,416	8,261	—	441,496
28	2,246	7,696	9,159	6,197	31	—	25,329
30	998	6,437	29,029	17,069	273	—	53,806
40	6,633	32,009	56,090	25,076	791	—	120,599
50	810	239	120	—	6	—	1,175
60	—	—	1	—	—	—	1

Total	$142,312	$162,594	$683,974	$344,830	$34,293	$6,754	$1,374,757

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

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Senior Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer or an independent third party loan review firm. As a result of these loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the Director of Internal Audit.

Activity in the allowance for loan losses for the three months ended March 31, 2011, for the year ended December 31, 2010 and for the three months ended March 31, 2010 is as follows:

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Balance, January 1	$34,576	$35,762	$35,762
Provision for loan losses charged to expense	7,092	48,839	10,770
Loans charged off	(7,067)	(52,623)	(13,246)
Recoveries of loans previously charged off	842	2,598	277

Ending balance	$35,443	$34,576	$33,563

During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company recorded provision for loan loss expense of $76,000 and $1.7 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Operations.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 and the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	2,078	1,477	2,387	1,015	135	7,092
Loans charged off	(1,113)	(2,425)	(2,557)	(809)	(163)	(7,067)
Recoveries of loans previously charged off	20	772	2	14	34	842

Balance, March 31, 2011	$3,764	$7,529	$14,803	$8,884	$463	$35,443

Period-end amount allocated to:
Loans individually evaluated for impairment	$2,012	$3,513	$6,282	$2,484	$1	$14,292
Loans collectively evaluated for impairment	1,752	4,016	8,521	6,400	462	21,151

Ending balance	$3,764	$7,529	$14,803	$8,884	$463	$35,443

Loans:
Individually evaluated for impairment	$4,752	$18,054	$48,594	$12,448	$18	$83,866
Collectively evaluated for impairment	138,074	134,809	623,618	324,307	41,307	1,262,115

Ending balance	$142,826	$152,863	$672,212	$336,755	$41,325	$1,345,981

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2010	$3,428	$13,098	$11,296	$7,391	$549	$35,762
Provision for loan losses	4,265	13,776	18,937	11,178	683	48,839
Loans charged off	(5,481)	(19,853)	(16,108)	(10,091)	(1,090)	(52,623)
Recoveries of loans previously charged off	567	684	846	186	315	2,598

Balance, December 31, 2010	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Period-end amount allocated to:
Loans individually evaluated for impairment	$677	$3,554	$6,300	$2,554	$—	$13,085
Loans collectively evaluated for impairment	2,102	4,151	8,671	6,110	457	21,491

Ending balance	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Loans:
Individually evaluated for impairment	$3,930	$22,838	$50,179	$14,740	$—	$91,687
Collectively evaluated for impairment	138,382	139,756	633,795	330,090	41,047	1,283,070

Ending balance	$142,312	$162,594	$683,974	$344,830	$41,047	$1,374,757

NOTE 4 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

Since October 2009, the Company has participated in six FDIC-assisted acquisitions whereby the Company purchased certain failed institutions out of the FDIC’s receivership. These institutions include:

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

The determination of the initial fair value of loans at the acquisition and the initial fair value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying values of the acquired loans and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Company realizes on these assets could differ materially from the carrying valuse reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Because of the loss-sharing agreements with the FDIC on these assets, the Company does not expect to incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be affected in an offsetting manner due to the loss-sharing support from the FDIC.

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows expected to be collected increases, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. If the expected cash flows expected to be collected decreases, the Company records a provision for loan loss in its consolidated statement of operations. During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company recorded provision for loan loss expense of $76,000 and $1.7 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions.

On the acquisition date, the preliminary estimates of the contractually required payments receivable for all ASC 310 loans acquired in the acquisitions totaled $505.1 million and the estimated fair values of the loans totaled $273.1 million, net of an accretable yield of $38.8 million, the difference between the value of the loans on the Company’s balance sheet and the cash flows they are expected to produce. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.

The following table summarizes components of all covered assets at March 31, 2011 and December 31, 2010 and their origin:

	SCB	FBJ	TBC	DBT	AUB	USB	Total

As of March 31, 2011:	(Dollars in thousands)

Covered loans	$68,655	$46,990	$107,458	$360,610	$51,845	$74,470	$710,028

Less adjustments related to credit risk	7,177	9,847	25,456	128,975	4,332	5,609	181,396

Less adjustments related to liquidity and yield	464	135	398	1,075	150	398	2,620

Total Covered Loans	$61,014	$37,008	$81,604	$230,560	$47,363	$68,463	$526,012

OREO	$7,700	$2,997	$4,151	$36,190	$12,816	$10,664	$74,518

Less fair value adjustments	550	1,616	1,281	11,101	139	74	14,761

Covered OREO	$7,150	$1,381	$2,870	$25,089	$12,677	$10,590	$59,757

Total covered assets	$68,164	$38,389	$84,474	$255,649	$60,040	$79,053	$585,769

FDIC loss share receivable	$10,120	$10,839	$27,659	$108,091	$3,769	$6,698	$167,176

	SCB	FBJ	TBC	DBT	AUB	USB	Total

As of December 31, 2010:	(Dollars in thousands)

Covered loans	$76,472	$48,632	$113,283	$380,238	$53,203	$77,188	$749,016

Less adjustments related to credit risk	12,336	10,532	25,388	130,769	4,332	7,593	190,950

Less adjustments related to liquidity and yield	506	151	458	1,199	214	547	3,075

Total Covered Loans	$63,630	$37,949	$87,437	$248,270	$48,657	$69,048	$554,991

OREO	$8,311	$2,799	$4,178	$42,724	$13,207	$11,473	$82,692

Less fair value adjustments	1,373	2,500	2,031	21,000	783	74	27,761

Covered OREO	$6,938	$299	$2,147	$21,724	$12,424	$11,399	$54,931

Total covered assets	$70,568	$38,248	$89,584	$269,994	$61,081	$80,447	$609,922

FDIC loss share receivable	$14,333	$11,944	$27,436	$112,404	$4,208	$6,862	$177,187

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

Total Amounts	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable yield)	$4,435	$30,448	$—

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	380	8,410	—

Amounts reflected in the Company’s Statement of Operations	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable yield)	$848	$4,245	$—

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	76	1,682	—

A rollforward of acquired loans with deterioration of credit quality for the three months ended March 31, 2011, the year ended December 31, 2010 and the three months ended March 31, 2010 is shown below:

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Balance, January 1	$252,535	$56,793	$56,793
Change in estimate of cash flows, net of charge-offs or recoveries	(2,092)	(8,081)	(189)
Additions due to acquisitions	—	214,500	—
Other (loan payments, transfers, etc.)	(4,033)	(10,677)	(1,214)

Ending balance	$246,410	$252,535	$55,390

The following is a summary of changes in the accretable yields of acquired loans during the three months ended March 31, 2011, the year ended December 31, 2010 and the three months ended March 31, 2010.

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Balance, January 1	$37,383	$3,550	$3,550
Additions due to acquisitions	—	35,245	—
Transfers from nonaccretable difference to accretable yield	887	6,090	—
Accretion	(4,454)	(7,502)	(1,228)

Ending balance	$33,816	$37,383	$2,322

The loss-sharing agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value of $168.9 million and $45.8 million on the 2010 and 2009 acquisition dates, respectively. Changes in the FDIC loss-share receivable for the three months ended March 31, 2011, for the year ended December 31, 2010 and for the three months ended March 31, 2010 are as follows:

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Balance, January 1	$177,187	$45,840	$45,840
Indemnification asset recorded in acquisitions	—	168,918	—
Payments received from FDIC	(4,071)	(26,522)
Effect of change in expected cash flows on covered assets	(5,940)	(11,049)	(13)

Ending balance	$167,176	$177,187	$45,827

NOTE 5 – WEIGHTED AVERAGE SHARES OUTSTANDING

Due to the net loss reported for the quarter ending March 31, 2010, the Company has excluded the effects of potential common shares as these would have been anti-dilutive. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended March 31,
	2011	2010
	(share data in thousands)
Basic shares outstanding	23,440	13,840
Plus: Dilutive effect of ISOs	34	—
Plus: Dilutive effect of Restricted Grants	—	—

Diluted shares outstanding	23,474	13,840

NOTE 6 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At March 31, 2011, there were no outstanding borrowings with the Company’s correspondent banks, compared to $43.5 million at December 31, 2010 and $2.0 million at March 31, 2010. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Commitments to extend credit	$163,442	$166,845	$149,613

Standby letters of credit	$7,531	$7,874	$3,967

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	2011	2010
(in thousands, except share data, taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations:
Net interest income	$24,207	$23,006	$21,999	$23,859	$20,413
Net interest income (tax equivalent)	24,418	23,245	22,220	24,588	20,644
Provision for loan losses	7,043	11,404	9,739	18,608	10,770
Non-interest income	6,193	12,303	5,011	13,049	4,885
Non-interest expense	21,155	21,946	18,928	23,383	16,931
Income tax (benefit)/expense	824	98	(760)	(1,664)	(869)
Preferred stock dividends	798	811	807	799	796
Net (loss)/income available to common Shareholders	580	1,050	(1,704)	(4,218)	(2,330)
Selected Average Balances:
Loans, net of unearned income	$1,361,964	$1,416,254	$1,503,149	$1,528,220	$1,563,307
Covered loans	540,127	374,282	187,556	155,302	120,211
Investment securities	301,572	284,066	235,057	245,182	245,895
Earning assets	2,453,040	2,378,065	2,184,676	2,223,743	2,133,864
Assets	2,949,943	2,872,207	2,429,709	2,444,425	2,377,348
Deposits	2,548,509	2,310,372	2,088,997	2,111,612	2,101,780
Shareholders’ equity	222,675	225,088	224,656	217,042	193,278
Period-End Balances:
Loans, net of unearned income	$1,345,981	$1,374,757	$1,455,853	$1,493,126	$1,536,528
Covered loans	526,012	554,991	192,268	191,663	123,771
Earning assets	2,439,190	2,513,812	2,199,928	2,171,262	2,116,513
Total assets	2,918,423	2,972,168	2,434,703	2,421,910	2,351,658
Deposits	2,572,689	2,535,426	2,099,001	2,080,026	2,088,306
Common shareholders’ equity	223,588	223,286	223,993	225,038	143,670
Per Common Share Data:
Earnings per share – Basic	$0.02	$0.04	$(0.07)	$(0.20)	$(0.17)
Earnings per share – Diluted	0.02	0.04	(0.07)	(0.20)	(0.17)
Common book value per share	9.41	9.44	9.48	9.57	10.23
End of period shares outstanding	23,766,044	23,647,841	23,625,065	23,627,005	14,041,806
Weighted average shares outstanding
Basic	23,440,201	23,427,393	23,570,929	23,231,367	13,840,231
Diluted	23,474,424	23,579,205	23,570,929	21,231,367	13,840,231
Market Data:
High closing price	$11.10	$11.07	$10.49	$11.55	$10.32
Low closing price	9.32	8.73	7.83	9.00	7.36
Closing price for quarter	10.16	10.54	9.35	9.66	9.03
Average daily trading volume	46,618	55,281	75,573	205,388	37,715
Cash dividends per share	—	—	—	—	—
Stock dividend	—	—	—	1 for 210	1 for 130
Price to earnings	N/M	N/M	N/M	N/M	N/M
Closing price to book value	1.09	1.12	0.99	1.01	0.88
Performance Ratios:
Return on average assets	0.08%	0.15%	(0.28%)	(0.68%)	(0.26%)
Return on average common equity	1.06%	1.85%	(2.46%)	(6.34%)	(4.33%)
Average loan to average deposits	74.64%	77.50%	80.93%	79.73%	74.86%
Average equity to average assets	9.25%	9.58%	11.25%	10.99%	8.13%
Net interest margin (tax equivalent)	4.04%	3.88%	4.04%	4.43%	3.92%
Efficiency ratio (tax equivalent)	69.59%	62.15%	70.08%	63.35%	66.93%

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2011 as compared to December 31, 2010 and operating results for the three month periods ended March 31, 2011 and 2010. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2011

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $580,000, or $0.02 per diluted share, for the quarter ended March 31, 2011, compared to a net loss for the same quarter in 2010 of $2.3 million, or $0.17 per diluted share. The Company’s return on average assets and average shareholders’ equity increased in the first quarter of 2011 to 0.08% and 1.06%, respectively, compared to (0.26%) and (4.33%) in the first quarter of 2010. The increase in earnings and profitability during the quarter was primarily due to lower levels of loan loss provisions and increased net interest income.

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the first quarter of 2011 was $24.2 million, an increase of $3.5 million compared to the same quarter in 2010. Significant increases in the Company’s net interest margin have been the result of flat yields on all classes of earning assets complemented by steady decreases in the Company’s cost of funds. The Company’s net interest margin increased during the first quarter of 2011 to 4.00% compared to 3.92% during the first quarter of 2010. Increases in earning assets over the past year have been in covered loans with favorable yields compared to the Company’s low cost of funds.

Total interest income during the first quarter of 2011 was $32.1 million compared to $28.0 million in the same quarter of 2010. Yields on earning assets fell to 5.31% compared to 5.36% reported in the first quarter of 2010 due to higher levels of short-term assets at historically low rates. During the first quarter of 2011, short-term assets averaged 9.7% of total earning assets compared to 9.3% in the same quarter in 2010. Current opportunities to invest a portion of the short-term assets in the bond market have been limited by the Company’s inability to maintain certain portfolio characteristics with current yields and structures being offered. Efforts to increase lending activities have been slow to generate increases in outstanding loans due to the current economic conditions in the Company’s markets. Management anticipates improving economic conditions and increased loan demand will provide opportunities to invest a portion of the short-term assets at higher yields.

Total funding costs declined to 1.22% in the first quarter of 2011 compared to 1.41% during the first quarter of 2010. Deposit costs decreased from 1.41% in the first quarter of 2010 to 1.17% in the first quarter of 2011. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 58.6% of total deposits in the first quarter of 2011 compared to 58.3% during the first quarter of 2010. Local customer deposits in the first quarter of 2011 comprised 91.9% of total funding compared to 89.6% of total funding in the same quarter of 2010. Lower costs on deposits were realized due mostly to the lower rate environment and the Company’s ability to be less competitive on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the first quarter of 2011 and 2010 are shown below:

(Dollars in Thousands)	March 31, 2011		March 31, 2010
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$584,338	0.73%	$505,566	0.99%
MMDA	522,009	1.09%	424,913	1.42%
Savings	76,341	0.70%	63,436	0.58%
Retail CDs < $100,000	427,143	1.66%	331,294	1.92%
Retail CDs > $100,000	504,011	1.68%	393,473	1.94%
Brokered CDs	124,441	3.09%	151,333	2.88%

Interest bearing deposits	$2,238,283	1.34%	$1,870,015	1.59%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the first quarter of 2011 amounted to $7.0 million compared to $11.4 million in the fourth quarter of 2010 and to $10.8 million in the first quarter of 2010. Although the Company has experienced improving trends in criticized and classified assets for several quarters, provision for loan losses have still been required to account for continued devaluation of real estate collateral. At March 31, 2011, classified loans still accruing totaled $46.8 million compared to $51.3 million at March 31, 2010. Non-accrual loans at March 31, 2011 totaled $68.4 million, a 23.7% decrease from $89.6 million reported at the end of the first quarter of 2010.

At March 31, 2011, OREO (excluding covered OREO) totaled $62.3 million, compared to $34.7 million at March 31, 2010. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of 3-6 months, the liquidation of properties varies from 85% to 10% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the first quarter of 2011, total non-performing assets decreased to 4.48% of total assets compared to 5.21% at March 31, 2010. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the first quarter of 2011 decreased to $6.2 million, or 1.88% of loans on an annualized basis, compared to $12.9 million, or 3.12% of loans, in the first quarter of 2010. The Company’s allowance for loan losses at March 31, 2011 was $35.4 million, or 2.63% of total loans, compared to $33.6 million, or 2.18% of total loans, at March 31, 2010.

Non-interest Income

Total non-interest income for the first quarter of 2011 increased slightly to $6.2 million from $4.9 million in the first quarter of 2010. Service charges on deposit accounts in the first quarter of 2011 increased to $4.3 million, compared to $3.4 million in the first quarter of 2010. Increases in service charges related to the recently acquired deposits in FDIC-assisted transactions, along with increased retention of fees related to insufficient funds were the primary reason for the increase over prior year levels. The accretion of the discount of the FDIC indemnification asset also attributed to the increase of non-interest income during the first quarter of 2011, compared to the first quarter of 2010.

Non-interest Expense

Total non-interest expense for the first quarter of 2011 increased to $21.2 million, compared to $16.9 million at the same time in 2010. Salaries and employee benefits reflect the largest increase of $2.0 million; however, this increase is in proportion to the Company’s asset growth. Total assets per full-time-equivalent employee increased from $4.0 million at March 31, 2010 to $4.2 million per employee at March 31, 2011. Occupancy and equipment expenses for the first quarter of 2011 amounted to $2.7 million, representing an increase of $703,000 from the same quarter in 2010. Data processing and telecommunications expenses increased $633,000 to $2.4 million at March 31, 2011 from $1.8 million at March 31, 2010. Both of these increases are directly correlated to the increase in the number of branch locations from the first quarter of 2010 to the first quarter of 2011. Other noninterest expenses in the first quarter of 2011 increased $875,000 million to $5.8 million when compared to $4.9 million reported in the first quarter of 2010.

Income taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2011, the Company reported income tax expense of $824,000 compared to an income tax benefit of $869,000 in the same period of 2010. The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 37.4% and 36.2%, respectively.

Balance Sheet Comparison

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity. Therefore, at March 31, 2011, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
March 31, 2011:
U.S. government agencies	$33,137	$33,545	1.58%	2.16	$9,165
State, county and municipal securities	$55,971	$56,898	4.84%	5.65	$1,462
Corporate debt securities	$12,150	$9,749	6.89%	6.33	$512
Mortgage-backed securities	$202,204	$205,428	4.08%	3.72	$46,174

Total debt securities	$303,462	$305,620	4.06%	4.01	$57,313

March 31, 2010:
U.S. government agencies	$33,818	$34,234	3.61%	2.01	$17,705
State, county and municipal securities	$41,060	$42,314	5.07%	5.72	$1,685
Corporate debt securities	$12,370	$9,133	6.64%	7.15	$0
Mortgage-backed securities	$154,926	$162,332	5.10%	2.74	$25,450

Total debt securities	$242,174	$248,013	4.84%	3.49	$44,840

Loans and Allowance for Loan Losses

At March 31, 2011, gross loans outstanding (including covered loans) were $1.87 billion, an increase of $211.7 million, or 12.8%, compared to balances at March 31, 2010. Covered loans increased $402.2 million, from $123.8 million at March 31, 2010 to $526.0 million at March 31, 2011. This increase in covered loans is due to the FDIC-assisted transactions completed during 2010. The Company’s participation in FDIC-assisted acquisitions was integral to being able to maintain a certain level of loans because management does not feel that enough loan opportunities with acceptable quality and profitability exist in our current market areas to stabilize and increase. Decreases in non-covered loans over the past year reflect this trend, with non-covered loans decreasing by $190.5 million, or 12.4%, from $1.54 billion at March 31, 2010 to $1.35 billion at March 31, 2011.

The decline in loans also reflects management’s focus on reducing higher risk loans within the Bank’s loan portfolio as well as the slower economic environment that persisted throughout 2009 and 2010. The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

The Company focuses on the following loan categories: (1) commercial, financial and agricultural, (2) residential real estate, (3) commercial and farmland real estate, (4) construction and development related real estate, and (5) consumer. The Company’s management has strategically located its branches in select markets in south and southeast Georgia, north Florida, southeast Alabama and throughout South Carolina to take advantage of the growth in these areas.

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

For the three month period ended March 31, 2011, the Company recorded net charge-offs totaling $6.2 million compared to $13.0 million for the period ended March 31, 2010. The provision for loan losses for the three months ended March 31, 2011 decreased to $7.1 million compared to $10.8 million during the three month period ended March 31, 2010. At the end of the first quarter of 2011, the allowance for loan losses totaled $35.4 million, or 2.63% of total loans, compared to $34.6 million, or 2.52% of total loans, at December 31, 2010 and $33.6 million, or 2.18% of total loans, at March 31, 2010.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2011 and March 31, 2010:

(Dollars in Thousands)	March 31, 2011	March 31, 2010
Balance of allowance for loan losses at beginning of period	$34,576	$35,762
Provision charged to operating expense	7,092	10,770
Charge-offs:
Commercial, financial and agricultural	1,113	2,008
Real estate – residential	809	924
Real estate – commercial and farmland	2,557	4,593
Real estate – construction and development	2,425	5,576
Consumer installment	163	145
Other	—	—

Total charge-offs	7,067	13,246

Recoveries:
Commercial, financial and agricultural	20	78
Real estate – residential	14	28
Real estate – commercial and farmland	2	64
Real estate – construction and development	772	64
Consumer installment	34	43
Other	—	—

Total recoveries	842	277

Net charge-offs	6,225	12,969

Balance of allowance for loan losses at end of period	$35,443	$33,563

Net annualized charge-offs as a percentage of average loans	1.88%	3.32%
Allowance for loan losses as a percentage of loans at end of Period	2.63%	2.18%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $526.0 million, $555.0 million and $120.4 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. OREO that is covered by the loss- sharing agreements with the FDIC totaled $59.8 million, $54.9 million and $17.9 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value of $168.9 million and $45.8 million on the 2010 and 2009 acquisition dates, respectively. The FDIC loss-share receivable reported at March 31, 2011, December 31, 2010 and March 31, 2010 was $167.2 million, $177.2 million and $47.6 million, respectively.

The Bank recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company recorded provision for loan loss expense of $76,000 and $1.7 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date are recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Commercial, financial and agricultural	$45,954	$47,309	$18,923
Real estate – construction and development	89,356	89,781	19,057
Real estate – commercial and farmland	242,153	257,428	54,044
Real estate – residential	140,239	149,226	22,306
Consumer installment	8,310	11,247	6,034

	$526,012	$554,991	$120,364

Non-Performing Assets

Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate owned. Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due. Management performs a detailed review and valuation assessment of impaired loans on a quarterly basis and recognizes losses when impairment is identified. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.

For the quarter ended March 31, 2011, nonaccrual or impaired loans totaled $68.4 million, a decrease of approximately $10.9 million since December 31, 2010. The decrease in nonaccrual loans is due to success in the foreclosure and resolution process as well as a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 4.48%, 4.62% and 5.29% at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Non-performing assets at March 31, 2011, December 31, 2010 and March 31, 2010 were as follows:

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Total nonaccrual loans	$68,391	$79,289	$89,649
Accruing loans delinquent 90 days or more	—	—	—
Other real estate owned and repossessed collateral	62,258	57,916	34,683

Total non-performing assets	$130,649	$137,205	$124,332

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

As of March 31, 2011, the Company exhibited a concentration in CRE loans based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2011 and December 31, 2010. The loan categories and concentrations below are based on Federal Reserve Call codes and include covered loans.

(Dollars in Thousands)	March 31, 2011		December 31, 2010
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$242,218	13%	$250,211	13%
Multi-family loans	56,137	3%	55,121	3%
Nonfarm non-residential loans	740,313	39%	760,598	39%

Total CRE Loans	$1,038,668	55%	$1,065,930	55%
All other loan types	833,325	45%	863,818	45%

Total Loans	$1,871,993	100%	$1,929,748	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of March 31, 2011 and December 31, 2010.

	Internal	March 31, 2011	December 31, 2010
	Limit	Actual	Actual
Construction and development	100%	76%	79%

Commercial real estate	300%	249%	257%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At March 31, 2011, the Company’s short-term investments were $264.5 million, compared to $261.3 million and $200.9 million at December 31, 2010 and March 31, 2010, respectively. At March 31, 2011, approximately 89.2% of the balance was comprised of interest bearing balances, the majority of which were at the FHLB.

Derivative Instruments and Hedging Activities

The Company had cash flow hedges with notional amounts totaling $35.0 million at March 31, 2011, December 31, 2010 and March 31, 2010, for the purpose of converting floating rate loans to fixed rate. The Company had a cash flow hedge with notional amount of $37.1 million at March 31, 2011 and December 31, 2010 for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of these instruments amounted to approximately $598,000, $936,000 and $1.8 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively, and was recorded as an asset. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

a) The “Leverage Ratio” is defined as Tier 1 capital to average assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a leverage ratio greater than or equal to 4.00%. For a bank to be considered “well capitalized,” it must maintain a leverage ratio greater than or equal to 5.00%.

b) The “Core Capital Ratio” is defined as Tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a core capital ratio greater than or equal to 4.00%. For a bank to be considered “well capitalized,” it must maintain a core capital ratio greater than or equal to 6.00%.

c) The “Total Capital Ratio” is defined as total capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a total capital ratio greater than or equal to 8.00%. For a bank to be considered “well capitalized,” it must maintain a total capital ratio greater than or equal to 10.00%.

As of March 31, 2011, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at March 31, 2011, December 31, 2010 and March 31, 2010.

	March 31, 2011	December 31, 2010	March 31, 2010
Leverage Ratio(tier 1 capital to average assets)
Consolidated	10.34%	11.34%	9.54%
Ameris Bank	10.15	11.05	9.26
Core Capital Ratio(tier 1 capital to risk weighted assets)
Consolidated	18.11	18.19	13.83
Ameris Bank	17.69	17.62	13.38
Total Capital Ratio(total capital to risk weighted assets)
Consolidated	19.37	19.45	15.09
Ameris Bank	18.95	18.88	14.64

Capital Purchase Program

On November 21, 2008, the Company, elected to participate in the Capital Purchase Program (“CPP”) established under the Emergency Economic Stabilization Act of 2008 (“EESA”). Accordingly, on such date, the Company issued and sold to the United States Treasury (“Treasury”), for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the “Preferred Shares”) of the Company’s fixed rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), at an exercise price of $11.48 per share. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2011, there were no outstanding borrowings with the Company’s correspondent banks, compared to $43.5 million at December 31, 2010 and $2.0 million at March 31, 2010.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Investment securities available for sale to total deposits	11.76%	12.72%	11.25%	11.44%	11.88%
Loans (net of unearned income) to total deposits(1)	52.32%	54.22%	69.36%	71.78%	73.58%
Interest-earning assets to total assets	83.63%	84.57%	89.99%	89.30%	89.74%
Interest-bearing deposits to total deposits	87.71%	88.09%	88.77%	89.52%	89.35%

(1)	Loans exclude covered assets where appropriate

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2011 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At March 31, 2011, the Company had one effective interest rate floor with a notional amount totaling $35 million and one effective LIBOR rate swap with a notional amount of $37.1 million. The floor is a hedging specific cash flow associated with certain variable rate loans, has a strike rate of 7.00% and matures August 2011. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended March 31, 2011, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report with respect to the period covered by this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIS BANCORP
Date: May 10, 2011
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