Form 10-Q
period 2011-06-30
Ameris Bancorp
filed 2011-08-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 23,766,044 shares of Common Stock outstanding as of August 3, 2011.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2011	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$68,552	$74,326	$54,444
Federal funds sold and interest bearing accounts	218,330	261,262	240,075
Investment securities available for sale, at fair value	334,376	322,581	237,764
Other investments	10,354	12,440	7,752

Loans	1,360,063	1,374,757	1,493,126
Covered loans	486,489	554,991	192,545
Less: allowance for loan losses	34,523	34,576	34,468

Loans, net	1,812,029	1,895,172	1,651,204

Other real estate owned	61,533	57,915	41,079
Covered other real estate owned	63,583	54,931	25,845

Total other real estate owned	125,116	112,846	66,924

FDIC indemnification asset	160,927	177,187	59,179
Premises and equipment, net	65,925	66,589	66,708
Intangible assets, net	3,745	4,261	3,314
Goodwill	956	956	—
Other assets	56,927	44,548	34,546

Total assets	$2,857,237	$2,972,168	$2,421,910

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$318,004	$301,971	$218,012
Interest-bearing	2,193,359	2,233,455	1,862,014

Total deposits	2,511,363	2,535,426	2,080,026
Securities sold under agreements to repurchase	17,136	68,184	17,600
Other borrowings	—	43,495	—
Other liabilities	9,311	9,387	7,145
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,580,079	2,698,761	2,147,040

Commitments and contingencies

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 52,000 shares issued	50,419	50,121	49,832
Common stock, par value $1; 30,000,000 shares authorized; 25,102,218, 24,982,911 and 24,961,239 issued	25,102	24,983	24,961
Capital surplus	166,170	165,930	165,398
Retained earnings	38,888	37,000	37,665
Accumulated other comprehensive income	7,410	6,204	7,834
Treasury stock, at cost, 1,336,174, 1,336,174 and 1,334,234 shares	(10,831)	(10,831)	(10,820)

Total stockholders’ equity	277,158	273,407	274,870

Total liabilities and stockholders’ equity	$2,857,237	$2,972,168	$2,421,910

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$32,876	$28,187	$61,847	$53,343
Interest on taxable securities	2,574	2,502	5,232	4,964
Interest on nontaxable securities	314	299	634	603
Interest on deposits in other banks and federal funds sold	159	109	347	178

Total interest income	35,923	31,097	68,060	59,088

Interest expense
Interest on deposits	6,828	7,084	14,200	14,416
Interest on other borrowings	351	154	906	400

Total interest expense	7,176	7,238	15,106	14,816

Net interest income	28,747	23,859	52,954	44,272
Provision for loan losses	9,115	18,608	16,158	29,378

Net interest income after provision for loan losses	19,632	5,251	36,796	14,894

Noninterest income
Service charges on deposit accounts	4,665	3,620	8,932	7,059
Mortgage banking activity	376	675	826	1,229
Other service charges, commissions and fees	273	232	515	445
Gain on acquisitions	—	8,208	—	8,208
Gain/(loss) on sale of securities	14	—	238	200
Other noninterest income	646	314	1,656	793

Total noninterest income	5,974	13,049	12,167	17,934

Noninterest expense
Salaries and employee benefits	9,421	8,027	19,264	15,853
Equipment and occupancy expenses	2,752	2,025	5,482	4,052
Amortization of intangible assets	242	186	505	457
Data processing and telecommunications expenses	2,452	2,077	4,848	3,840
Advertising and marketing expenses	149	143	312	302
Other non-interest expenses	7,580	10,925	13,340	15,810

Total noninterest expense	22,596	23,383	43,751	40,314

Income (loss) before income tax expense (benefit)	3,010	(5,083)	5,212	(7,486)
Applicable income tax expense (benefit)	896	(1,664)	1,720	(2,533)

Net income (loss)	$2,114	$(3,419)	$3,492	$(4,953)

Preferred stock dividends	807	799	1,605	1,595

Net income (loss) available to common shareholders	$1,307	$(4,218)	$1,887	$(6,548)

Other comprehensive income (loss)
Unrealized holding gain arising during period on investment securities available for sale, net of tax	2,250	374	1,988	1,073
Unrealized loss on cash flow hedges arising during period, net of tax	(574)	(216)	(628)	(349)
Reclassification adjustment for gains included in net loss, net of tax	(8)	—	(154)	(130)

Other comprehensive income/(loss)	1,668	158	1,206	594

	$2,975	$(4,060)	$3,093	$(5,954)

Basic and Diluted earnings/(loss) per share	$0.06	$(0.20)	$0.08	$(0.37)

Weighted Average Common Shares Outstanding
Basic	23,449	21,231	23,445	17,569
Diluted	23,508	21,231	23,491	17,569

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$50,121	52,000	$49,552
Accretion of fair value of warrant	—	298	—	280

Issued at end of period	52,000	$50,419	52,000	$49,832

COMMON STOCK
Issued at beginning of period	24,982,911	$24,983	15,379,131	$15,379
Issuance of common stock	—	—	9,473,125	9,473
Issuance of restricted shares	125,075	125	113,800	114
Cancellation of restricted shares	(7,000)	(7)	(8,500)	(9)
Proceeds from exercise of stock options	1,232	1	3,683	4

Issued at end of period	25,102,218	$25,102	24,961,239	$24,961

CAPITAL SURPLUS
Balance at beginning of period		$165,930		$89,389
Stock-based compensation		349		243
Issuance of common stock		—		75,797
Proceeds from exercise of stock options		9		26
Issuance of restricted shares		(125)		(66)
Cancellation of restricted shares		7		9

Balance at end of period		$166,170		$165,398

RETAINED EARNINGS
Balance at beginning of period		$37,000		$44,216
Net income /(loss)		3,492		(4,953)
Dividends on preferred shares		(1,306)		(1,308)
Accretion of fair value of warrant		(298)		(287)
Cash dividends on common shares		—		(3)

Balance at end of period		$38,888		$37,665

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized gains (losses) on securities and derivatives:
Balance at beginning of period		$6,204		$7,240
Accumulated other comprehensive income		1,206		594

Balance at end of period		$7,410		$7,834

TREASURY STOCK
Balance at beginning of period		$10,831		$10,812
Purchase of treasury shares		—		8

Balance at end of period		$10,831		$10,820

TOTAL STOCKHOLDERS’ EQUITY		$277,158		$274,870

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$3,492	$(4,953)
Adjustments reconciling net income (loss) to net cash provided by operating activities:
Depreciation	2,168	1,742
Net gains on sale or disposal of premises and equipment	(139)	(397)
Net losses or write-downs on sale of other real estate owned	3,570	5,048
Provision for loan losses	16,158	29,378
Gain on acquisitions	—	(8,208)
Amortization of intangible assets	505	457
Net gains on securities available for sale	(238)	(200)
Change in other prepaids, deferrals and accruals, net	(15,659)	(1,282)

Net cash provided by operating activities	9,857	21,585

Cash Flows From Investing Activities:
Net (increase)/decrease in federal funds sold and interest bearing deposits	42,932	(19,712)
Proceeds from maturities of securities available for sale	37,430	51,596
Purchase of securities available for sale	(85,556)	(37,857)
Proceeds from sales of securities available for sale	39,388	6,145
Net decrease in loans	33,819	37,232
Proceeds from sales of other real estate owned	21,361	15,983
Proceeds from sales of premises and equipment	1,105	1,584
Purchases of premises and equipment	(2,459)	(2,000)
Decrease in FDIC indemnification asset	16,260	9,061
Cash paid in FDIC-assisted acquisition	—	(35,657)

Net cash provided by investing activities	104,280	26,375

Cash Flows From Financing Activities:
Net decrease in deposits	(24,063)	(118,884)
Net decrease in securities sold under agreements to repurchase	(51,048)	(37,654)
Decrease in other borrowings	(43,495)	(2,000)
Dividends paid - preferred stock	(1,305)	(1,308)
Issuance of common stock	—	85,270

Net cash used in financing activities	(119,911)	(74,576)

Net decrease in cash and due from banks	$(5,774)	$(26,616)

Cash and due from banks at beginning of period	74,326	81,060

Cash and due from banks at end of period	$68,552	$54,444

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2011, the Bank operated 59 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts reported for the periods ended December 31, 2010 and June 30, 2010 have been reclassified to conform to the presentation as of June 30, 2011. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Newly Adopted Accounting Pronouncements

ASU 2011-01 - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). ASU 2011-01 temporarily delays the effective date of the disclosures surrounding troubled debt restructurings in Update 2010-20 for public companies. The Financial Accounting Standards Board (“FASB”) is deliberating on what constitutes a troubled debt restructuring and will coordinate that guidance with the effective date of the new disclosures, which is anticipated to be effective for interim and annual periods ending after June 15, 2011. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2011-02 - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying ASU 2011-02, an entity may identify receivables that are newly considered impaired. The Company is continuing to evaluate the impact of adoption of ASU 2011-02.

ASU 2011-04 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 generally represents clarifications of Topic 820, but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011 for public companies. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2011-05 - Amendments to Topic 220, Comprehensive Income (“ASU 2011-05”). ASU 2011-05 grants an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting standard for disclosures about the fair value of financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments and other accounts recorded based on their fair value:

Cash and Due From Banks, Federal Funds Sold and Interest-Bearing Accounts: The carrying amount of cash and due from banks, federal funds sold and interest-bearing accounts approximates fair value.

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

Other Investments: Federal Home Loan Bank (“FHLB”) stock is included in other investments at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted expected future cash flows or underlying collateral values, where applicable. A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the loan will not be collected as scheduled. The fair value of impaired loans is determined in accordance with accounting standards and generally results in a specific reserve established through a charge to the provision for loan losses. Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed. Management has determined that the majority of impaired loans are Level 2 assets due to the extensive use of market appraisals. To the extent that market appraisals or other methods do not produce reliable determinations of fair value, these assets are deemed to be Level 3.

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

FDIC Loss-Share Receivable: Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans and measured on the same basis, subject to collectability or contractual limitations. The shared- loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate which reflects counterparty credit risk and other uncertainties. The shared-loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss-share receivable is impacted by changes in estimated cash flows associated with these loans.

Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently offered for certificates with similar maturities.

Securities Sold under Agreements to Repurchase and Other Borrowings: The carrying amount of variable rate borrowings and securities sold under repurchase agreements approximates fair value. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar borrowing arrangements.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of June 30, 2011, December 31, 2010 and June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial instruments, were as follows:

	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,812,029	$1,818,152	$1,895,172	$1,905,346	$1,651,204	$1,662,689

Financial liabilities:
Deposits	2,511,363	2,513,459	2,535,426	2,542,767	2,080,026	2,082,649
Other borrowings	—	—	43,495	43,685	—	—

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2011 and 2010 and December 31, 2010 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$24,259	$—	$24,259	$—
State, county and municipal securities	60,546	2,367	58,179	—
Corporate debt securities	9,722	—	7,722	2,000
Mortgage backed securities	239,849	8,153	231,696	—
Derivative financial instruments	243	—	243	—

Total recurring assets at fair value	$334,619	$10,520	$322,099	$2,000

	Fair Value Measurements on a Recurring Basis As of December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$35,468	$—	$35,468	$—
State, county and municipal securities	57,696	—	54,951	2,745
Corporate debt securities	10,786	—	8,786	2,000
Mortgage backed securities	218,631	—	218,631	—
Derivative financial instruments	936	—	936	—

Total recurring assets at fair value	$323,517	$—	$318,772	$4,745

	Fair Value Measurements on a Recurring Basis As of June 30, 2010
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$19,914	$—	$19,914	$—
State, county and municipal securities	43,910	—	43,910	—
Corporate debt securities	9,585	—	7,585	2,000
Mortgage backed securities	164,355	—	164,355	—
Derivative financial instruments	1,505	—	1,505	—

Total recurring assets at fair value	$239,269	$—	$237,269	$2,000

The following table is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2011 and 2010 and December 31,2010 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$60,545	$—	$60,545	$—
Other real estate owned	61,533	—	—	61,533
Covered loans	486,489	—	—	486,489
Covered other real estate owned	63,583	—	—	63,583

Total non-recurring assets at fair value	$672,150	$—	$60,545	$611,605

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$79,289	$—	$79,289	$—
Other real estate owned	57,915	—	—	57,915
Covered loans	554,991	—	—	554,991
Covered other real estate owned	54,931	—	—	54,931

Total nonrecurring assets at fair value	$747,126	$—	$79,289	$667,837

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$82,071	$—	$82,071	$—
Other real estate owned	41,079	—	—	41,079
Covered loans	192,545	—	—	192,545
Covered other real estate owned	25,845	—	—	25,845

Total nonrecurring assets at fair value	$341,540	$—	$82,071	$259,469

Below is the Company’s reconciliation of Level 3 assets as of June 30, 2011. Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Other Real Estate Owned	Covered Loans	Covered Other Real Estate
Beginning balance January 1, 2011	$4,745	$57,915	$554,991	$54,931
Total gains/(losses) included in net income	—	(3,649)	—	79
Purchases, sales, issuances, and settlements, net	—	(13,604)	(56,207)	(3,722)
Transfers in or out of Level 3	(2,745)	20,871	(12,295)	12,295

Ending balance June 30, 2011	$2,000	$61,533	$486,489	$63,583

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

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2011, December 31, 2010 and June 30, 2010 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2011:
U. S. government agencies	$24,056	$203	$—	$24,259
State, county and municipal securities	58,636	1,950	(40)	60,546
Corporate debt securities	11,637	242	(2,157)	9,722
Mortgage-backed securities	234,437	5,979	(567)	239,849

Total securities	$328,766	$8,374	$(2,764)	$334,376

December 31, 2010:
U. S. government agencies	$35,128	$448	$(108)	$35,468
State, county and municipal securities	57,385	928	(617)	57,696
Corporate debt securities	13,540	123	(2,877)	10,786
Mortgage-backed securities	213,737	6,732	(1,838)	218,631

Total securities	$319,790	$8,231	$(5,440)	$322,581

June 30, 2010:
U. S. government agencies	$19,329	$585	$—	$19,914
State, county and municipal securities	42,823	1,100	(13)	43,910
Corporate debt securities	12,635	92	(3,142)	9,585
Mortgage-backed securities	156,307	8,110	(62)	164,355

Total securities	$231,094	$9,887	$(3,217)	$237,764

The amortized cost and fair value of available-for-sale securities at June 30, 2011 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$13,491	$13,543
Due from one year to five years	22,120	22,722
Due from five to ten years	35,564	37,000
Due after ten years	23,154	21,262
Mortgage-backed securities	234,437	239,849

	$328,766	$334,376

Securities with a carrying value of approximately $200.2 million serve as collateral to secure public deposits and other purposes required or permitted by law at June 30, 2011.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2011, December 31, 2010 and June 30, 2010.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
June 30, 2011:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	3,844	(39)	203	(1)	4,047	(40)
Corporate debt securities	100	(1)	4,936	(2,156)	5,036	(2,157)
Mortgage-backed securities	60,926	(567)	—	—	60,926	(567)

Total temporarily impaired securities	$64,870	$(607)	$5,139	$(2,158)	$70,009	$(2,764)

December 31, 2010:
U. S. government agencies	$25,017	$(108)	$—	$—	$25,017	$(108)
State, county and municipal securities	17,563	(617)	—	—	17,563	(617)
Corporate debt securities	1,048	(20)	5,078	(2,857)	6,126	(2,877)
Mortgage-backed securities	64,549	(1,838)	15	—	64,564	(1,838)

Total temporarily impaired securities	$108,177	$(2,583)	$5,093	$(2,857)	$113,270	$(5,440)

June 30, 2010:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	2,488	(9)	921	(4)	3,409	(13)
Corporate debt securities	916	(84)	5,045	(3,058)	5,961	(3,142)
Mortgage-backed securities	3,072	(1)	1,509	(61)	4,581	(62)

Total temporarily impaired securities	$6,476	$(94)	$7,475	$(3,123)	$13,951	$(3,217)

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

	$1,493,126	$1,493,126	$1,493,126
(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Commercial, financial and agricultural	$150,377	$142,312	$171,060
Real estate – construction and development	143,684	162,594	199,016
Real estate – commercial and farmland	681,228	683,974	722,617
Real estate – residential	336,485	344,830	359,370
Consumer installment	35,584	34,293	37,434
Other	12,705	6,754	3,629

	$1,360,063	$1,374,757	$1,493,126

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $486.5 million, $555.0 million and $192.5 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

	$486,489	$486,489	$486,489
(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Commercial, financial and agricultural	$42,494	$47,309	$18,771
Real estate – construction and development	79,540	89,781	30,177
Real estate – commercial and farmland	229,924	257,428	92,483
Real estate – residential	129,721	149,226	43,995
Consumer installment	4,810	11,247	7,119

	$486,489	$554,991	$192,545

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

	$60,545	$60,545	$60,545
(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Commercial, financial and agricultural	$5,439	$8,648	$10,560
Real estate – construction and development	13,714	7,887	9,280
Real estate – commercial and farmland	24,205	55,170	63,871
Real estate – residential	16,625	6,376	6,799
Consumer installment	562	1,208	1,826

	$60,545	$79,289	$92,336

The following table presents an analysis of past due loans as of June 30, 2011 and December 31, 2010:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2011:
Commercial, financial & agricultural	$653	$282	$5,334	$6,269	$144,108	$150,377	$—
Real estate – construction & development	1,551	1,243	13,194	15,988	127,696	143,684	—
Real estate – commercial & farmland	8,494	807	23,898	33,199	648,029	681,228	—
Real estate – residential	5,086	2,729	14,539	22,354	314,131	336,485	—
Consumer installment loans	525	178	493	1,196	34,388	35,584	—
Other	—	—	—	—	12,705	12,705	—

Total	$16,309	$5,239	$57,458	$79,006	$1,281,057	$1,360,063	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$898	$120	$6,746	$7,764	$134,548	$142,312	$—
Real estate – construction & development	2,121	2,039	19,458	23,618	138,976	162,594	—
Real estate – commercial & farmland	1,740	3,725	25,914	31,379	652,595	683,974	—
Real estate – residential	3,384	3,066	14,393	20,843	323,987	344,830	—
Consumer installment loans	493	142	475	1,110	33,183	34,293	3
Other	—	—	—	—	6,754	6,754	—

Total	$8,636	$9,092	$66,986	$84,714	$1,290,043	$1,374,757	$3

There were no material amount of loans past due ninety days or more and still accruing interest at June 30, 2010.

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

The following is a summary of information pertaining to impaired loans:

	As of and For the Period Ended
	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in Thousands)
Nonaccrual loans	$60,545	$79,289	$92,336
Troubled debt restructurings not included above	21,756	21,972	14,177

Total impaired loans	$82,301	$101,261	$106,513

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$82,301	$101,261	$106,513

Allowance related to impaired loans	$15,328	$16,688	$17,292

Average investment in impaired loans	$76,136	$86,849	$92,705

Interest income recognized on impaired loans	$150	$545	$192

Foregone interest income on impaired loans	$249	$3,828	$1,508

The following table presents an analysis of information pertaining to impaired loans as of June 30, 2011 and December 31, 2010:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2011:
Commercial, financial & agricultural	$9,229	$—	$3,853	$3,853	$1,586	$4,391
Real estate – construction & development	26,562	—	12,198	12,198	3,695	16,113
Real estate – commercial & farmland	42,445	—	33,045	33,045	5,096	38,738
Real estate – residential	24,118	—	17,456	17,456	4,810	16,451
Consumer installment loans	732	—	421	421	141	443

Total	$103,086	$—	$66,973	$66,973	$15,328	$76,136

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$9,983	$—	$5,336	$5,336	$1,649	$5,411
Real estate – construction & development	38,060	—	19,462	19,462	4,023	30,226
Real estate – commercial & farmland	57,224	—	43,831	43,831	6,795	33,882
Real estate – residential	22,819	—	15,547	15,547	4,085	16,785
Consumer installment loans	738	—	397	397	136	545

Total	$128,824	$—	$84,573	$84,573	$16,688	$86,849

Credit Quality Indicators

The Company uses a nine category risk grading system to assign a risk grade to each loan in the portfolio. The following is a description of the general characteristics of the grades:

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

Grade 25 – Minimum Acceptable Credit – This grade includes loans which exhibit all the characteristics of a Satisfactory Credit, but warrant more than normal level of banker supervision due to: (i) circumstances which elevate the risks of performance (such as start-up operations, untested management, heavy leverage, interim losses); (ii)adverse, extraordinary events that have affected, or could affect, the borrower’s cash flow, financial condition, ability to continue operating profitability or refinancing (such as death of principal, fire, divorce); (iii) loans that require more than the normal servicing requirements (such as any type of construction financing, acquisition and development loans, accounts receivable or inventory loans and floor plan loans); (iv) existing technical exceptions which raise some doubts about the Bank’s perfection in its collateral position or the continued financial capacity of the borrower; or (v) improvements in formerly criticized borrowers, which may warrant banker supervision.

Grade 28 – Performing, Under-Collateralized Credit – This grade is assigned to loans that are currently performing and supported by adequate financial information that reflects repayment capacity but exhibits a loan-to-value ratio greater than 110%, based on a documented collateral valuation.

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

The following table presents the loan portfolio by risk grade as of June 30, 2011:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$13,799	$213	$329	$109	$5,926	$—	$20,376
15	11,307	3,483	151,047	35,416	899	—	202,152
20	61,543	36,007	274,185	128,581	21,477	12,705	534,498
25	54,635	67,615	157,862	121,094	5,927	—	407,133
28	1,614	7,360	8,484	12,346	29	—	29,833
30	1,477	6,071	44,388	13,028	564	—	65,528
40	5,362	22,659	44,933	25,911	747	—	99,612
50	640	276	—	—	6	—	922
60	—	—	—	—	9	—	9

Total	$150,377	$143,684	$681,228	$336,485	$35,584	$12,705	$1,360,063

The following table presents the loan portfolio by risk grade as of December 31, 2010:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$17,739	$211	$1,109	$110	$5,507	$—	$24,676
15	11,191	3,006	145,376	40,783	858	—	201,214
20	48,738	39,407	274,817	118,179	18,566	6,754	506,461
25	53,957	73,589	168,273	137,416	8,261	—	441,496
28	2,246	7,696	9,159	6,197	31	—	25,329
30	998	6,437	29,029	17,069	273	—	53,806
40	6,633	32,009	56,090	25,076	791	—	120,599
50	810	239	120	—	6	—	1,175
60	—	—	1	—	—	—	1

Total	$142,312	$162,594	$683,974	$344,830	$34,293	$6,754	$1,374,757

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

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Senior Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer or an independent third party loan review firm. As a result of these loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the Director of Internal Audit.

Activity in the allowance for loan losses for the six months ended June 30, 2011, for the year ended December 31, 2010 and for the six months ended June 30, 2010 is as follows:

(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Balance, January 1	$34,576	$35,762	$35,762
Provision for loan losses charged to expense	14,554	48,839	29,378
Loans charged off	(15,626)	(52,623)	(32,002)
Recoveries of loans previously charged off	1,019	2,598	1,330

Ending balance	$34,523	$34,576	$34,468

During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company recorded provision for loan loss expense of $1.6 million and $1.7 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Operations.

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 and the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	3,234	3,683	4,908	2,466	263	14,554
Loans charged off	(3,241)	(5,247)	(4,889)	(1,944)	(305)	(15,626)
Recoveries of loans previously charged off	68	829	6	59	57	1,019

Balance, June 30, 2011	$2,840	$6,970	$14,996	$9,245	$472	$34,523

Period-end amount allocated to:
Loans individually evaluated for impairment	$949	$2,680	$5,383	$3,165	$16	$12,193
Loans collectively evaluated for impairment	1,891	4,290	9,613	6,080	456	22,330

Ending balance	$2,840	$6,970	$14,996	$9,245	$472	$34,523

Loans:
Individually evaluated for impairment	$3,509	$12,110	$39,289	$15,199	$63	$70,170
Collectively evaluated for impairment	146,868	131,574	641,939	321,286	48,226	1,289,893

Ending balance	$150,377	$143,684	$681,228	$336,485	$48,289	$1,360,063

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2010	$3,428	$13,098	$11,296	$7,391	$549	$35,762
Provision for loan losses	4,265	13,776	18,937	11,178	683	48,839
Loans charged off	(5,481)	(19,853)	(16,108)	(10,091)	(1,090)	(52,623)
Recoveries of loans previously charged off	567	684	846	186	315	2,598

Balance, December 31, 2010	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Period-end amount allocated to:
Loans individually evaluated for impairment	$677	$3,554	$6,300	$2,554	$—	$13,085
Loans collectively evaluated for impairment	2,102	4,151	8,671	6,110	457	21,491

Ending balance	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Loans:
Individually evaluated for impairment	$3,930	$22,838	$50,179	$14,740	$—	$91,687
Collectively evaluated for impairment	138,382	139,756	633,795	330,090	41,047	1,283,070

Ending balance	$142,312	$162,594	$683,974	$344,830	$41,047	$1,374,757

NOTE 4 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

From October 2009 through June 2011, the Company participated in six FDIC-assisted acquisitions whereby the Company purchased certain failed institutions out of the FDIC’s receivership. These institutions include:

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

The determination of the initial fair value of loans at the acquisition and the initial fair value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying values of the acquired loans and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Company realizes on these assets could differ materially from the carrying values reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Because of the loss-sharing agreements with the FDIC on these assets, the Company does not expect to incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be affected in an offsetting manner due to the loss-sharing support from the FDIC.

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows expected to be collected increases, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. If the expected cash flows expected to be collected decreases, the Company records a provision for loan loss in its consolidated statement of operations. During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company recorded provision for loan loss expense of $1.9 million and $1.7 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions.

On the acquisition date, the preliminary estimates of the contractually required payments receivable for all ASC 310 loans acquired in the acquisitions totaled $505.1 million and the estimated fair values of the loans totaled $273.1 million, net of an accretable yield of $38.8 million, the difference between the value of the loans on the Company’s balance sheet and the cash flows they are expected to produce. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments

The following table summarizes components of all covered assets at June 30, 2011 and December 31, 2010 and their origin:

	SCB	FBJ	TBC	DBT	AUB	USB	Total
As of June 30, 2011:	(Dollars in thousands)
Covered loans	$61,958	$45,011	$99,529	$326,991	$48,309	$67,203	$649,001
Less adjustments related to credit risk	6,471	8,500	21,249	112,589	5,208	6,332	160,349
Less adjustments related to liquidity and yield	361	119	397	951	86	249	2,163

Total Covered Loans	$55,126	$36,392	$77,883	$213,451	$43,015	$60,622	$486,489

OREO	$9,761	$3,053	$6,113	$36,383	$11,064	$10,274	$76,648
Less fair value adjustments	500	1,559	1,274	9,582	77	73	13,065

Covered OREO	$9,261	$1,494	$4,839	$26,801	$10,987	$10,201	$63,583

Total covered assets	$64,387	$37,886	$82,722	$240,252	$54,002	$70,823	$550,072

FDIC loss-share receivable	$9,669	$9,812	$26,070	$100,150	$5,338	$9,888	$160,927

	SCB	FBJ	TBC	DBT	AUB	USB	Total
As of December 31, 2010:	(Dollars in thousands)
Covered loans	$76,472	$48,632	$113,283	$380,238	$53,203	$77,188	$749,016
Less adjustments related to credit risk	12,336	10,532	25,388	130,769	4,332	7,593	190,950
Less adjustments related to liquidity and yield	506	151	458	1,199	214	547	3,075

Total Covered Loans	$63,630	$37,949	$87,437	$248,270	$48,657	$69,048	$554,991

OREO	$8,311	$2,799	$4,178	$42,724	$13,207	$11,473	$82,692
Less fair value adjustments	1,373	2,500	2,031	21,000	783	74	27,761

Covered OREO	$6,938	$299	$2,147	$21,724	$12,424	$11,399	$54,931

Total covered assets	$70,568	$38,248	$89,584	$269,994	$61,081	$80,447	$609,922

FDIC loss-share receivable	$14,333	$11,944	$27,436	$112,404	$4,208	$6,862	$177,187

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

Total Amounts	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable yield)	$8,448	$30,448	$16,987

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	8,018	8,410	4,417

Amounts reflected in the Company’s Statement of Operations	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable yield)	$1,689	$4,245	$2,353
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	1,604	1,682	883

A rollforward of acquired loans with deterioration of credit quality for the six months ended June 30, 2011, the year ended December 31, 2010 and the six months ended June 30, 2010 is shown below:

(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Balance, January 1	$252,535	$56,793	$56,793
Change in estimate of cash flows, net of charge-offs or recoveries	(6,681)	(8,081)	(849)
Additions due to acquisitions	—	214,500	25,471
Other (loan payments, transfers, etc.)	(2,648)	(10,677)	(2,429)

Ending balance	$243,206	$252,535	$78,986

The following is a summary of changes in the accretable yields of acquired loans during the six months ended June 30, 2011, the year ended December 31, 2010 and the six months ended June 30, 2010.

(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Balance, January 1	$37,383	$3,550	$3,550
Additions due to acquisitions	—	35,245	1,508
Accretion	(10,073)	(7,502)	(2,353)
Other activity, net	(7,178)	6,090	3,398

Ending balance	$20,132	$37,383	$6,103

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair value of $168.9 million and $45.8 million on the 2010 and 2009 acquisition dates, respectively. Changes in the FDIC shared-loss receivable for the six months ended June 30, 2011, for the year ended December 31, 2010 and for the six months ended June 30, 2010 are as follows:

(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Balance, January 1	$177,187	$45,840	$45,840
Indemnification asset recorded in acquisitions	—	168,918	22,400
Payments received from FDIC	(5,162)	(26,522)
Effect of change in expected cash flows on covered assets	(11,098)	(11,049)	(9,061)

Ending balance	$160,927	$177,187	$59,179

NOTE 5 – WEIGHTED AVERAGE SHARES OUTSTANDING

Due to the net loss reported for the quarter and six month period ending June 30, 2010, the Company has excluded the effects of potential common shares as these would have been anti-dilutive. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	23,449	21,231	23,445	17,569
Plus: Dilutive effect of ISOs	34	—	34	—
Plus: Dilutive effect of Restricted Grants	25	—	12	—

Diluted shares outstanding	23,508	21,231	23,491	17,569

NOTE 6 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At June 30, 2011 and 2010, there were no outstanding borrowings with the Company’s correspondent banks, compared to $43.5 million at December 31, 2010. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

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

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Commitments to extend credit	$124,528	$166,845	$143,437

Standby letters of credit	$9,117	$7,874	$6,897

NOTE 8 – SUBSEQUENT EVENT

Subsequent to June 30, 2011, the Company participated in two federally assisted acquisitions that will likely not have a material impact on the Company’s operations and statement of condition. The acquisitions are described as follows:

High Trust Bank, Stockbridge, Georgia:

On July 15, 2011, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of High Trust Bank (“HTB”) from the FDIC, as Receiver of HTB. HTB operated two branches in Stockbridge and Leary, Georgia. The Company’s agreement with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreements. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire HTB included a discount on the book value of the assets totaling $33.5 million. The Bank’s bid resulted in a cash payment from the FDIC totaling $30.2 million. The Company’s gain on the acquisition is estimated to be less than $10.0 million, after tax.

One Georgia Bank, Atlanta, Georgia:

On July 15, 2011, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of One Georgia Bank (“OGB”) from the FDIC, as Receiver of OGB. OGB operated one branch in Atlanta, Georgia. The Company’s agreement with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreements. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire OGB included a discount on the book value of the assets totaling $22.5 million. The Bank’s bid resulted in a cash payment to the FDIC totaling $5.7 million. The Company’s gain on the acquisition is estimated to be less than $4.0 million, after tax.

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

(in thousands, except share data, taxable equivalent)	Second Quarter 2011	First Quarter 2011	Fourth Quarter 2010	Third Quarter 2010	Second Quarter 2010	For Six Months Ended
						June 30, 2011	June 30, 2010
Results of Operations:
Net interest income	$28,747	$24,207	$23,006	$21,999	$23,859	$52,954	$44,272
Net interest income (tax equivalent)	28,969	24,418	23,245	22,220	24,588	53,387	45,232
Provision for loan losses	9,115	7,043	11,404	9,739	18,608	16,158	29,378
Non-interest income	5,974	6,193	12,303	5,011	13,049	12,167	17,934
Non-interest expense	22,596	21,155	21,946	18,928	23,383	43,751	40,314
Income tax expense (benefit)	896	824	98	(760)	(1,664)	1,720	(2,533)
Preferred stock dividends	807	798	811	807	799	1,605	1,595
Net income (loss) available to common shareholders	1,307	580	1,050	(1,704)	(4,218)	1,887	(6,548)
Selected Average Balances:
Loans, net of unearned income	$1,349,092	$1,361,964	$1,416,254	$1,503,149	$1,528,220	$1,357,664	$1,533,468
Covered loans	506,251	540,127	374,282	187,556	155,302	522,497	150,052
Investment securities	289,149	301,572	284,066	235,057	245,182	295,344	245,539
Earning assets	2,426,041	2,453,040	2,378,065	2,184,676	2,223,743	2,440,683	2,178,804
Assets	2,909,012	2,949,943	2,872,207	2,429,709	2,444,425	2,945,426	2,410,887
Deposits	2,540,738	2,548,509	2,310,372	2,088,997	2,111,612	2,547,066	2,106,696
Common shareholders’ equity	229,794	222,675	225,088	224,656	217,042	228,645	230,233
Period-End Balances:
Loans, net of unearned income	$1,360,063	$1,345,981	$1,374,757	$1,455,853	$1,493,126	$1,360,063	$1,493,126
Covered loans	486,489	526,012	554,991	192,268	191,663	486,489	191,663
Earning assets	2,399,258	2,442,121	2,513,591	2,191,035	2,162,849	2,399,258	2,162,849
Total assets	2,857,237	2,918,423	2,972,168	2,434,703	2,421,910	2,857,237	2,421,910
Total deposits	2,511,363	2,572,689	2,535,426	2,099,001	2,080,026	2,511,363	2,080,026
Common shareholders’ equity	226,739	223,588	223,286	223,993	225,038	226,739	225,038
Per Common Share Data:
Earnings per share - Basic	$0.06	$0.02	$0.04	$(0.07)	$(0.20)	$0.08	$(0.37)
Earnings per share - Diluted	0.06	0.02	0.04	(0.07)	(0.20)	0.08	(0.37)
Common book value per share	9.54	9.41	9.44	9.48	9.57	9.54	9.57
End of period shares outstanding	23,766,044	23,766,044	23,647,841	23,625,065	23,627,005	23,766,044	23,627,005
Weighted average shares outstanding
Basic	23,449,123	23,440,201	23,427,393	23,427,919	21,231,367	23,522,361	17,568,752
Diluted	23,508,419	23,474,424	23,579,205	23,427,919	21,231,367	23,566,476	17,568,752
Market Price:
High closing price	10.16	11.10	11.07	10.49	11.55	11.10	11.55
Low closing price	8.49	9.32	8.73	7.83	9.00	8.49	7.36
Closing price for quarter	8.87	10.16	10.54	9.35	9.66	8.87	9.66
Average daily trading volume	58,706	46,618	55,281	75,573	205,388	52,545	121,552
Cash dividends per share	—	—	—	—	—	—	—
Stock dividend	—	—	—	—	1 for 210	—	2 for 170
Closing price to book value	0.93	1.09	1.12	0.99	1.01	0.93	1.01
Performance Ratios:
Return on average assets	0.18%	0.08%	0.15%	(0.28%)	(0.68%)	0.13%	(0.47%)
Return on average common equity	2.28%	1.06%	1.85%	(2.46%)	(6.34%)	1.66%	(4.95%)
Average loans to average deposits	73.02%	74.64%	77.50%	80.93%	79.73%	73.82%	79.91%
Average equity to average assets	9.63%	9.25%	9.58%	11.25%	10.99%	9.47%	9.54%
Net interest margin (tax equivalent)	4.79%	4.04%	3.88%	4.04%	4.43%	4.41%	4.19%
Efficiency ratio (tax equivalent)	65.08%	69.59%	62.15%	70.08%	63.35%	66.85%	64.81%

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2011 as compared to December 31, 2010 and operating results for the three-and six-month periods ended June 30, 2011 and 2010. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2011

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $1.3 million, or $0.06 per diluted share, for the quarter ended June 30, 2011, compared to a net loss for the same quarter in 2010 of $4.2 million, or $0.20 per diluted share. The Company’s return on average assets and average shareholders’ equity increased in the second quarter of 2011 to 0.18% and 2.31%, respectively, compared to (0.69%) and (6.34%) in the second quarter of 2010. The increase in earnings and profitability during the quarter was primarily due to increased net interest income and reduced credit costs.

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the second quarter of 2011 was $29.0 million, an increase of $4.4 million compared to $24.6 reported in the same quarter in 2010. This increase includes $3.8 million of accretion on covered loans during the second quarter from improvements in the expected cash flows from recent FDIC acquisitions. The Company’s net interest margin has also been positively affected by flat yields on all other classes of earning assets complemented by steady decreases in the Company’s cost of funds. The Company’s net interest margin increased as well in the current quarter, to 4.79% compared to 4.43% in the second quarter of 2010. Increases in earning assets over the past year have been in covered loans with favorable yields compared to the Company’s low cost of funds.

During the second quarter of 2011, interest income, on a tax equivalent basis, totaled $36.1 million compared to $31.8 million in the same quarter of 2010. Yields on earning assets increased to 5.98% in the second quarter of 2011 compared to 5.74% reported in the second quarter of 2010, due to the additional accretion on covered loans. During the second quarter of 2011, short-term assets averaged 11.2% of total earning assets compared to 12.9% in the same quarter in 2010. Current opportunities to invest a portion of the short-term assets in the bond market have been limited by the Company’s inability to maintain certain portfolio characteristics with current yields and structures being offered. Efforts to increase lending activities have been slow to generate increases in outstanding loans due to the current economic conditions in the Company’s markets. Management anticipates continued participation in FDIC-assisted acquisitions as well as improving economic conditions and increased loan demand which will provide opportunities to invest a portion of the short-term assets at higher yields.

Total funding costs declined to 1.10% in the second quarter of 2011 compared to 1.34% during the second quarter of 2010. Deposit costs decreased from 1.35% in the second quarter of 2010 and 1.17% in the first quarter of 2011 to 1.08% in the second quarter of 2011. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 60.1% of total deposits in the second quarter of 2011 compared to 58.1% during the second quarter of 2010. Local customer deposits in the second quarter of 2011 comprised 93.5% of total funding compared to 90.8% of total funding in the same quarter in 2010. Lower costs on deposits were due mostly to the lower rate environment and the Company’s ability to be less competitive on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the second quarter of 2011 and 2010 are shown below:

(Dollars in Thousands)	June 30, 2011		June 30, 2010
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$582,773	0.71%	$482,798	0.94%
MMDA	545,261	1.06%	441,445	1.31%
Savings	78,674	0.45%	64,887	0.46%
Retail CDs < $100,000	417,297	1.43%	375,339	1.80%
Retail CDs > $100,000	490,660	1.61%	371,754	1.81%
Brokered CDs	105,338	3.33%	138,113	3.09%

Interest bearing deposits	$2,220,003	1.25%	$1,874,336	1.51%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the second quarter of 2011 amounted to $9.1 million compared to $7.0 million in the first quarter of 2011 and $18.6 million in the second quarter of 2010. Although the Company has experienced improving trends in criticized and classified assets for several quarters, higher levels of provision for loan losses have been required to account for continued devaluation of real estate collateral. At June 30, 2011, classified loans still accruing totaled $40.0 million compared to $32.7 million at June 30, 2010. Non-accrual loans at June 30, 2011 totaled $60.5 million, an 11.5% decrease from the $68.4 million reported at March 31, 2011 and a 34.4% decrease from the $92.3 million reported at June 30, 2010.

At June 30, 2011, other real estate owned (excluding covered OREO) totaled $61.5 million, compared to $62.3 million at March 31, 2011 and $41.1 million at June 30, 2010. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of 3-6 months, the liquidation of properties vary from 85% to 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the second quarter of 2011, total non-performing assets decreased to 4.27% of total assets compared to 5.51% at June 30, 2010. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the second quarter of 2011 were $8.4 million or 2.50% of loans on an annualized basis, compared to $17.7 million or 4.2% of loans in the second quarter of 2010. The Company’s allowance for loan losses at June 30, 2011 was $34.5 million, or 2.54% of total loans, compared to $34.5 million, or 2.31% of total loans, at June 30, 2010.

Non-interest Income

Total non-interest income for the second quarter of 2011 was $6.0 million, compared to $13.0 million in the second quarter of 2010. During the second quarter of 2010, the Company reported a gain of $8.2 million on an FDIC-assisted transaction. Excluding this gain, total non-interest income increased by $1.1 million, or 23.4%, in the second quarter of 2011, when compared to the same period in 2010. Service charges on deposit accounts in the second quarter of 2011 were $4.7 million, compared to $3.6 million in the second quarter of 2010. Increases in service charges related to the acquired deposits in FDIC-assisted transactions, along with increased retention of fees related to insufficient funds were the primary reason for the increase over prior period levels.

Non-interest Expense

Total non-interest expenses for the second quarter of 2011 decreased to $22.6 million, compared to $23.4 million in the same quarter in 2010. Salaries and benefits increased $1.4 million when compared to the second quarter of 2010; however, this increase is in proportion to the Company’s asset growth. Occupancy and equipment expenses for the second quarter of 2011 amounted to $2.8 million, representing an increase of $727,000 from the same quarter in 2010. Data processing and telecommunications expenses increased $375,000 to $2.5 million for the second quarter of 2011 from $2.1 million for the same period in 2010. Both of these increases are directly correlated to the increase in the number of branch locations from the second quarter of 2010 to the second quarter of 2011. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $3.9 million in the second quarter of 2011 compared to $6.2 million in the second quarter of 2010.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2011, the Company reported an income tax expense of $896,000. This compares to an income tax benefit of $1.7 million in the same period of 2010. The Company’s effective tax rate for the three months ending June 30, 2011 and 2010 was 29.8% and 32.7%, respectively.

Results of Operations for the Six Months Ended June 30, 2011

Interest Income

Interest income for the six months ended June 30, 2011 was $68.5 million on a tax equivalent basis, an increase of $8.5 million when compared to $60.0 million for the same period in 2010. Average earning assets for the six-month period increased $261.9 million to $2.44 billion as of June 30, 2011 compared to $2.18 billion as of June 30, 2010. Yield on average earning assets improved slightly to 5.66% in the first six months of 2011 compared to 5.56% in the first six months of 2010. Earning assets acquired in connection with the Company’s FDIC-assisted acquisitions have allowed the Company to maintain rather level amounts of earning assets while interest rate floors on individual customer loans have allowed the Company to keep the yield on loans from falling precipitously in the current rate environment. Additionally, yields on the acquired assets have been much stronger than the Company’s other earning assets, helping boost the Company’s overall yield on earning assets.

Interest Expense

Total interest expense for the six months ended June 30, 2011 amounted to $15.1 million, reflecting a slight increase of $289,000 from the same period of 2010. During the six-month period ended June 30, 2011, the Company’s funding costs declined to 1.16% from 1.37% reported in the previous year. The majority of the decline in interest expense and costs relates to improvements in the cost of the Company’s retail time deposits which fell to 1.60% in the six-month period ending June 30, 2011 compared to 1.87% in the same period in 2010. In addition to lower costs on deposits, the Company’s mix of deposits has improved over the past year. At the end of the second quarter of 2011, the Company had $1.53 billion in non-CD deposits compared to $1.23 billion at the same time in 2010. Non-interest bearing deposits increased 45.8% from $218.0 million and 10.4% of total deposits at June 30, 2010 to $318.0 million and 12.7% of total deposits at June 30, 2011.

Net Interest Income

Higher levels of earning assets with generally level yields have combined with reduced funding costs to have resulted in material improvements in net interest income. For the year-to-date period ending June 30, 2011, the Company reported $53.4 million of net interest income on a tax equivalent basis, compared to $45.2 million of net interest income for the same period in 2010. The Company’s net interest margin increased to 4.41% in the six month period ending June 30, 2011 compared to 4.19% in the same period in 2010.

Provision for Loan Losses

The provision for loan losses decreased to $16.2 million for the six months ended June 30, 2011 compared to $29.4 million in the same period in 2010. Non-performing assets totaled $122.1 million at June 30, 2011, compared to $133.4 million at June 30, 2010. For the six-month period ended June 30, 2011, Ameris had net charge-offs totaling $14.6 million compared to $30.7 million for the same period in 2010. Annualized net charge-offs as a percentage of loans improved from 3.64% during the first six month of 2010 to 2.17% during the first six months of 2011.

Non-interest Income

Non-interest income for the first six months of 2011 was $12.2 million compared to $17.9 million in the same period in 2010. Excluding non-recurring gains on investment securities and an FDIC-assisted acquisition, the Company’s non-interest income totaled $11.9 million, an increase of 25.2% compared to the same period in 2010. Service charges on deposit accounts increased approximately $1.9 million to $8.9 million in the first six months of 2011 compared to the same period in 2010. The increases in service charges are related to higher numbers of deposit accounts subject to fees and charges as well as incremental revenue from the deposit accounts acquired in the Company’s FDIC-assisted acquisitions. Income from mortgage banking activity declined from $1.2 million in the first six months of 2010 to $826,000 in the first half of 2011. The accretion of the discount of the FDIC indemnification asset also attributed to the increase of non-interest income during the first six months of 2011 compared to the same period in 2010.

Non-interest Expense

Total operating expenses for the first six months of 2011 increased to $43.8 million compared to $40.3 million in the same period in 2010. Salaries and benefits increased $3.4 million when compared to the first half of 2010; however, this increase is in proportion to the Company’s asset growth. Occupancy and equipment expenses for the first six months of 2011 amounted to $5.5 million, representing an increase of $1.4 million from the same period in 2010. Data processing and telecommunications expenses increased $1.0 million to $4.8 million for the first six months of 2011 from $3.8 million for the same period in 2010. Both of these increases are directly correlated to the increase in the number of branch locations from June 30, 2010 to the June 30, 2011. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $5.7 million in the first six months of 2011 compared to $8.2 million in the first half of 2010.

Income Taxes

In the first six months of 2011, the Company recorded an income tax expense totaling approximately $1.7 million, representing an effective tax rate of 33.0%. This compares to a benefit of $2.5 million in the first six months of 2010 representing an effective rate of 33.8%.

Financial Condition as of June 30, 2011

Securities

Debt securities with readily determinable fair values are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted equity securities, are classified as other investments and are recorded at cost.

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

In determining whether other-than-temporary impairment losses exist, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company has the intent and ability to hold to maturity. Therefore, at June 30, 2011, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
June 30, 2011:
U.S. government agencies	$24,056	$24,259	1.30%	1.44	$18,300
State and municipal securities	58,636	60,546	3.70%	5.59	4,722
Corporate debt securities	11,637	9,722	6.66%	5.98	100
Mortgage-backed securities	234,437	239,849	3.56%	3.13	62,159

Total debt securities	$328,766	$334,376	3.54%	3.57	$85,281

June 30, 2010:
U.S. government agencies	$19,329	$19,914	3.61%	2.01	$10,205
State and municipal securities	42,823	43,910	5.03%	5.85	910
Corporate debt securities	12,635	9,885	6.85%	7.95	—
Mortgage-backed securities	156,307	164,355	4.55%	2.42	36,990

Total debt securities	$231,094	$237,764	4.86%	3.51	$48,105

Loans and Allowance for Loan Losses

At June 30, 2011, gross loans outstanding (including covered loans) were $1.85 billion, an increase from $1.69 billion reported at June 30, 2010. When compared to December 31, 2010, gross loans declined approximately $83.2 million, or 4.3%. The Company’s participation in FDIC-assisted acquisitions was integral to being able to maintain a certain level of loans because management does not believe that enough loan opportunities with acceptable quality and profitability existed in our current market areas to cause loan footings to stabilize and increase. Decreases in legacy loans over the past year reflect this trend, with legacy loans declining 8.9% from $1.49 billion at June 30, 2010 to $1.36 billion at June 30, 2011.

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

The Company focuses on the following loan categories: (1) commercial, financial and agricultural; (2) residential real estate; (3) commercial and farmland real estate; (4) construction and development related real estate; and (5) consumer. The Company’s management has strategically located its branches in select markets in south and southeast Georgia, north Florida, southeast Alabama and throughout South Carolina to take advantage of the growth in these areas.

The Company’s risk management processes include a loan review program designed to evaluate the credit risk in the loan portfolio and ensure credit grade accuracy. Through the loan review process, the Company conducts: (1) a loan portfolio summary analysis; (2) charge-off and recovery analysis; (3) trends in accruing problem loan analysis; and (4) problem and past due loan analysis. This analysis process serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged-off.

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

The allowance for loan losses is established by examining: (1) the large classified loans, nonaccrual loans and loans considered impaired and evaluating them individually to determine the specific reserve allocation; and (2) the remainder of the loan portfolio to allocate a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. The Company also considers other factors such as changes in lending policies and procedures; changes in national, regional, and/or local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of either the bank president or lending staff; changes in the volume and severity of past due and classified loans; changes in the quality of the Company’s corporate loan review system; and other factors management deems appropriate.

For the six month period ended June 30, 2011, the Company recorded net charge-offs totaling $14.6 million compared to $30.7 million for the period ended June 30, 2010. The provision for loan losses for the six months ended June 30, 2011 decreased to $16.2 million compared to $29.4 million during the six-month period ended June 30, 2010. At the end of the second quarter of 2011, the allowance for loan losses totaled $34.5 million, or 2.54% of total legacy loans, compared to $34.6 million, or 2.52% of total legacy loans, at December 31, 2010 and $34.5 million, or 2.31% of total legacy loans, at June 30, 2010.

The following table presents an analysis of the allowance for loan losses for the six months ended June 30, 2011 and 2010:

(Dollars in Thousands)	June 30, 2011	June 30, 2010
Balance of allowance for loan losses at beginning of period	$34,576	$35,762
Provision charged to operating expense	14,554	29,378
Charge-offs:
Commercial, financial and agricultural	3,241	2,711
Real estate – residential	1,944	5,663
Real estate – commercial and farmland	4,889	9,616
Real estate – construction and development	5,247	13,778
Consumer installment	305	234
Other	—	—

Total charge-offs	15,626	32,002

Recoveries:
Commercial, financial and agricultural	68	508
Real estate – residential	59	112
Real estate – commercial and farmland	6	266
Real estate – construction and development	829	204
Consumer installment	57	240
Other	—	—

Total recoveries	1,019	1,330

Net charge-offs	14,607	30,672

Balance of allowance for loan losses at end of period	$34,523	$34,468

Net annualized charge-offs as a percentage of average loans	2.17%	3.64%
Allowance for loan losses as a percentage of loans at end of period	2.54%	2.31%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $486.5 million, $555.0 million and $192.5 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $63.6 million, $54.9 million and $25.8 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value of $168.9 million and $45.8 million on the 2010 and 2009 acquisition dates, respectively. The FDIC loss-share receivable reported at June 30, 2011, December 31, 2010 and June 30, 2010 was $160.9 million, $177.2 million and $59.2 million, respectively.

The Bank recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company recorded provision for loan loss expense of $1.6 million and $1.7 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date are recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Commercial, financial and agricultural	$42,494	$47,309	$18,771
Real estate – construction and development	79,540	89,781	30,177
Real estate – commercial and farmland	229,924	257,428	92,483
Real estate – residential	129,721	149,226	43,995
Consumer installment	4,810	11,247	7,119

	$486,489	$554,991	$192,545

Non-Performing Assets

Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned. Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due. Management performs a detailed review and valuation assessment of impaired loans on a quarterly basis and recognizes losses when permanent impairment is identified. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.

As of June 30, 2011, nonaccrual or impaired loans totaled $60.5 million, a decrease of approximately $18.7 million since December 31, 2010. The decrease in nonaccrual loans is due to success in the foreclosure and resolution process as well as a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 4.27%, 4.62% and 5.51% at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Non-performing assets at June 30, 2011, December 31, 2010 and June 30, 2010 were as follows:

(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Total nonaccrual loans	$60,545	$79,289	$92,336
Other real estate owned and repossessed collateral	61,533	57,915	41,079

Total non-performing assets	$122,078	$137,204	$133,415

Commercial Lending Practices

On December 12, 2006, the Federal Bank Regulatory Agencies released guidance on Concentration in Commercial Real Estate Lending. This guidance defines commercial real estate (“CRE”) loans as loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property, excluding owner occupied properties (loans for which 50% or more of the source of repayment is derived from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property) or the proceeds of the sale, refinancing or permanent financing of the property. Loans for owner occupied CRE are generally excluded from the CRE guidance.

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

As of June 30, 2011, the Company exhibited a concentration in CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2011 and December 31, 2010. The loan categories and concentrations below are based on Federal Reserve Call codes and include “covered” loans.

(Dollars in Thousands)	June 30, 2011		December 31, 2010
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$223,225	12%	$250,211	13%
Multi-family loans	56,245	3%	55,121	3%
Nonfarm non-residential loans	725,415	39%	760,598	39%

Total CRE Loans	$1,004,885	54%	$1,065,930	55%
All other loan types	841,667	46%	863,818	45%

Total Loans	$1,846,552	100%	$1,929,748	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of June 30, 2011 and December 31, 2010:

	Internal Limit	June 30, 2011	December 31, 2010
		Actual	Actual
Construction and development	100%	69%	79%
Commercial real estate	300%	243%	257%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At June 30, 2011, the Company’s short-term investments were $218.3 million, compared to $261.3 million and $240.1 million at December 31, 2010 and June 30, 2010, respectively. At June 30, 2011, approximately 45.5% of the balance was comprised of interest bearing balances at the FHLB.

Derivative Instruments and Hedging Activities

The Company had cash flow hedges with notional amounts totaling $35.0 million at June 30, 2011, December 31, 2010 and June 30, 2010, for the purpose of converting floating rate loans to fixed rate. The Company had a cash flow hedge with notional amount of $37.1 million at June 30, 2011 and December 31, 2010 for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of these instruments amounted to approximately $243,000, $936,000 and $1.5 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively, and was recorded as an asset. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

Capital management consists of providing equity to support both current and anticipated future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board (the “FRB”) and the Georgia Department of Banking and Finance (the “GDBF”), and the Bank is subject to capital adequacy requirements imposed by the FDIC and the GDBF.

The FRB, the FDIC and the GDBF have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks and to account for off-balance sheet exposure. The regulatory capital standards are defined by the following three key measurements:

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

As of June 30, 2011, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at June 30, 2011, December 31, 2010 and June 30, 2010.

	June 30, 2011	December 31, 2010	June 30, 2010
Leverage Ratio (tier 1 capital to average assets)
Consolidated	10.68%	11.34%	12.65%
Ameris Bank	10.39	11.05	12.19
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	18.64	18.19	18.68
Ameris Bank	18.19	17.62	18.08
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	19.90	19.45	19.94
Ameris Bank	19.45	18.88	19.34

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2011, there were no advances outstanding on any of the Company’s lines of credit.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Investment securities available for sale to total deposits	13.31%	11.76%	12.72%	11.25%	11.44%
Loans (net of unearned income) to total deposits (1)	54.16%	52.32%	54.22%	69.36%	81.04%
Interest-earning assets to total assets	83.97%	83.63%	84.57%	89.99%	89.65%
Interest-bearing deposits to total deposits	87.34%	87.71%	88.09%	88.77%	89.52%

(1)	Loans exclude covered assets where appropriate

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2011 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At June 30, 2011, the Company had one effective interest rate floor with a notional amount totaling $35 million and one effective LIBOR rate swap with a notional amount of $37.1 million. The floor is hedging specific cash flows associated with variable rate loans, has a strike rate of 7.00% and matures August 2011. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 9, 2011	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	Interactive data file