Form 10-Q
period 2011-09-30
Ameris Bancorp
filed 2011-11-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 23,751,794 shares of Common Stock outstanding as of November 3, 2011.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2011	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$55,761	$74,326	$43,814
Federal funds sold and interest bearing accounts	170,349	261,262	306,867
Investment securities available for sale, at fair value	340,839	322,581	235,827
Other investments	11,089	12,440	7,326
Mortgage loans held for sale, at fair value	8,867	—	—

Loans	1,368,895	1,374,757	1,462,832
Covered loans	595,428	554,991	185,288
Less: allowance for loan losses	35,238	34,576	34,072

Loans, net	1,929,085	1,895,172	1,614,048

Other real estate owned	54,487	57,915	50,919
Covered other real estate owned	81,907	54,931	28,416

Total other real estate owned	136,394	112,846	79,335

FDIC indemnification asset	239,719	177,187	42,532
Premises and equipment, net	71,848	66,589	66,056
Intangible assets, net	3,471	4,261	3,097
Goodwill	956	956	—
Other assets	42,001	44,548	35,801

Total assets	$3,010,379	$2,972,168	$2,434,703

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$354,434	$301,971	$235,646
Interest-bearing	2,274,458	2,233,455	1,863,356

Total deposits	2,628,892	2,535,426	2,099,002
Securities sold under agreements to repurchase	13,180	68,184	13,186
Other borrowings	21,000	43,495	—
Other liabilities	10,616	9,387	6,279
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,715,957	2,698,761	2,160,736

Commitments and contingencies

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 52,000 shares issued	50,572	50,121	49,975
Common stock, par value $1; 30,000,000 shares authorized; 25,078,968, 24,982,911 and 24,961,239 shares issued	25,079	24,983	24,961
Capital surplus	166,385	165,930	165,544
Retained earnings	54,530	37,000	35,947
Accumulated other comprehensive income	8,687	6,204	8,371
Treasury stock, at cost, 1,336,174 shares	(10,831)	(10,831)	(10,831)

Total stockholders’ equity	294,422	273,407	273,967

Total liabilities and stockholders’ equity	$3,010,379	$2,972,168	$2,434,703

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$31,633	$26,465	$93,480	$79,808
Interest on taxable securities	2,672	2,295	7,904	7,259
Interest on nontaxable securities	330	295	964	898
Interest on deposits in other banks and federal funds sold	153	118	500	295

Total interest income	34,788	29,173	102,848	88,260

Interest expense
Interest on deposits	6,431	6,903	20,631	21,318
Interest on other borrowings	555	270	1,461	671

Total interest expense	6,986	7,173	22,092	21,989

Net interest income	27,802	22,000	80,756	66,271
Provision for loan losses	7,552	9,739	23,710	39,117

Net interest income after provision for loan losses	20,250	12,261	57,046	27,154

Noninterest income
Service charges on deposit accounts	4,666	3,761	13,598	10,822
Mortgage banking activity	707	712	1,533	1,939
Other service charges, commissions and fees	392	180	907	626
Gain on acquisitions	26,867	—	26,867	8,208
Gain on sale of securities	—	—	238	200
Other noninterest income	1,090	357	2,746	1,179

Total noninterest income	33,722	5,010	45,889	22,974

Noninterest expense
Salaries and employee benefits	10,029	7,554	29,293	23,441
Equipment and occupancy expenses	3,203	2,171	8,685	6,256
Amortization of intangible assets	277	254	782	726
Data processing and telecommunications expenses	2,817	1,729	7,665	5,568
Advertising and marketing expenses	189	167	501	469
Other non-interest expenses	12,748	7,053	26,088	22,813

Total noninterest expense	29,263	18,928	73,014	59,273

Income (loss) before income tax expense (benefit)	24,709	(1,657)	29,921	(9,145)
Income tax expense (benefit)	8,249	(760)	9,969	(3,293)

Net income (loss)	$16,460	$(897)	$19,952	$(5,852)

Preferred stock dividends	817	807	2,422	2,402

Net income (loss) available to common shareholders	$15,643	$(1,704)	$17,530	$(8,254)

Other comprehensive income
Unrealized holding gain arising during period on investment securities available for sale, net of tax	2,803	736	4,791	1,680
Unrealized loss on cash flow hedges arising during period, net of tax	(1,526)	(130)	(2,154)	(343)
Reclassification adjustment for gains included in operations, net of tax	—	(69)	(154)	(206)

Other comprehensive income	1,277	537	2,483	1,131

Comprehensive income (loss)	$16,920	$(1,167)	$20,013	$(7,123)

Basic earnings/(loss) per share	$0.67	$(0.07)	$0.75	$(0.42)
Diluted earnings/(loss) per share	$0.66	$(0.07)	$0.74	$(0.42)

Weighted Average Common Shares Outstanding
Basic	23,438	23,571	23,439	19,569
Diluted	23,559	23,571	23,530	19,569

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$50,121	52,000	$49,552
Accretion of fair value of warrant	—	451	—	423

Issued at end of period	52,000	$50,572	52,000	$49,975

COMMON STOCK
Issued at beginning of period	24,982,911	$24,983	15,379,131	$15,379
Issuance of common stock	—	—	9,473,125	9,473
Issuance of restricted shares	125,075	125	113,800	114
Cancellation of restricted shares	(32,650)	(33)	(8,500)	(9)
Proceeds from exercise of stock options	3,632	4	3,683	4

Issued at end of period	25,078,968	$25,079	24,961,239	$24,961

CAPITAL SURPLUS
Balance at beginning of period		$165,930		$89,389
Stock-based compensation		522		389
Issuance of common stock		—		75,797
Proceeds from exercise of stock options		25		26
Issuance of restricted shares		(125)		(66)
Cancellation of restricted shares		33		9

Balance at end of period		$166,385		$165,544

RETAINED EARNINGS
Balance at beginning of period		$37,000		$44,216
Net income /(loss)		19,952		(5,852)
Dividends on preferred shares		(1,971)		(1,972)
Accretion of fair value of warrant		(451)		(423)
Cash dividends on common shares		—		(22)

Balance at end of period		$54,530		$35,947

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized gains (losses) on securities and derivatives:
Balance at beginning of period		$6,204		$7,240
Other comprehensive income		2,483		1,131

Balance at end of period		$8,687		$8,371

TREASURY STOCK
Balance at beginning of period		$10,831		$10,812
Purchase of treasury shares		—		19

Balance at end of period		$10,831		$10,831

TOTAL STOCKHOLDERS’ EQUITY		$294,422		$273,967

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$19,952	$(5,852)
Adjustments reconciling net income (loss) to net cash provided by operating activities:
Depreciation	3,248	2,533
Net gains on sale or disposal of premises and equipment	(148)	(274)
Net losses or write-downs on sale of other real estate owned	9,962	5,923
Provision for loan losses	23,710	39,117
Provision for deferred taxes	7,882	4,833
Gain on acquisitions	(26,867)	(8,208)
Amortization of intangible assets	782	726
Net gains on securities available for sale	(238)	(200)
Net increase in mortgage loans held for sale	(8,867)	—
Change in prepaid FDIC assessment	3,257	3,647
Change in other prepaids, deferrals and accruals, net	2,965	11,725

Net cash provided by operating activities	35,638	53,970

Cash Flows From Investing Activities:
Net (increase)/decrease in federal funds sold and interest bearing deposits	95,983	(71,279)
Proceeds from maturities of securities available for sale	59,655	65,095
Purchase of securities available for sale	(116,228)	(48,287)
Proceeds from sales of securities available for sale	89,345	6,145
Net decrease in loans	49,071	21,554
Proceeds from sales of other real estate owned	36,885	29,284
Proceeds from sales of premises and equipment	1,115	1,714
Purchases of premises and equipment	(9,573)	(2,392)
Decrease in FDIC indemnification asset	20,519	3,308
Cash received (paid) in FDIC-assisted acquisitions	38,017	(35,657)

Net cash provided by (used in) investing activities	264,789	(30,515)

Cash Flows From Financing Activities:
Net decrease in deposits	(218,522)	(99,909)
Net decrease in securities sold under agreements to repurchase	(55,004)	(42,068)
Decrease in other borrowings	(43,495)	(2,000)
Dividends paid - preferred stock	(1,971)	(1,972)
Dividends paid - common stock	—	(22)
Issuance of common stock	—	85,270

Net cash used in financing activities	(318,992)	(60,701)

Net decrease in cash and due from banks	$(18,565)	$(37,246)

Cash and due from banks at beginning of period	74,326	81,060

Cash and due from banks at end of period	$55,761	$43,814

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2011, the Bank operated 62 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts reported for the periods ended December 31, 2010 and September 30, 2010 have been reclassified to conform to the presentation as of September 30, 2011. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Newly Adopted Accounting Pronouncements

ASU 2011-01 - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). ASU 2011-01 temporarily delayed the effective date of the disclosures surrounding troubled debt restructurings in Update 2010-20 for public companies. The Financial Accounting Standards Board (“FASB”) deliberated on what constitutes a troubled debt restructuring and coordinated that guidance with the effective date of the new disclosures, which are effective for interim and annual periods ending after June 15, 2011. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2011-02 - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying ASU 2011-02, an entity may identify receivables that are newly considered impaired. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

ASU 2011-05 - Amendments to Topic 220, Comprehensive Income (“ASU 2011-05”). ASU 2011-05 grants an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be adopted retrospectively. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 grants an entity the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This conclusion can be used as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of September 30, 2011, December 31, 2010 and September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial instruments, were as follows:

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,929,085	$1,907,017	$1,895,172	$1,905,346	$1,614,048	$1,622,871

Financial liabilities:
Deposits	2,628,892	2,629,974	2,535,426	2,542,767	2,099,002	2,100,502
Other borrowings	21,000	20,814	43,495	43,685	—	—

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2011 and 2010 and December 31, 2010 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of September 30, 2011
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$20,309	$—	$20,309	$—
State, county and municipal securities	71,682	6,552	65,130	—
Corporate debt securities	11,528	—	9,528	2,000
Mortgage backed securities	237,320	6,044	231,276	—

Total recurring assets at fair value	$340,839	$12,596	$326,243	$2,000

	Fair Value Measurements on a Recurring Basis As of December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$35,468	$—	$35,468	$—
State, county and municipal securities	57,696	—	54,951	2,745
Corporate debt securities	10,786	—	8,786	2,000
Mortgage backed securities	218,631	—	218,631	—
Derivative financial instruments	936	—	936	—

Total recurring assets at fair value	$323,517	$—	$318,772	$4,745

	Fair Value Measurements on a Recurring Basis As of September 30, 2010
	Fair Value	Level 1	Level 2	Level 3

U.S. government agencies	$16,281	$—	$16,281	$—
State, county and municipal securities	48,772	—	48,772	—
Corporate debt securities	9,853	—	7,853	2,000
Mortgage backed securities	160,921	—	160,921	—
Derivative financial instruments	1,280	—	1,280	—

Total recurring assets at fair value	$237,107	$—	$235,107	$2,000

The following table is a summary of instruments measured at fair value on a nonrecurring basis, using the valuation hierarchy as of September 30, 2011 and 2010 and December 31, 2010 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$58,648	$—	$58,648	$—
Other real estate owned	54,487	—	—	54,487
Covered loans	595,428	—	—	595,428
Covered other real estate owned	81,907	—	—	81,907

Total non-recurring assets at fair value	$790,470	$—	$58,648	$731,822

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$84,573	$—	$84,573	$—
Other real estate owned	57,915	—	—	57,915
Covered loans	554,991	—	—	554,991
Covered other real estate owned	54,931	—	—	54,931

Total nonrecurring assets at fair value	$752,410	$—	$84,573	$667,837

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$77,947	$—	$77,947	$—
Other real estate owned	50,919	—	—	50,919
Covered loans	185,288	—	—	185,288
Covered other real estate owned	28,416	—	—	28,416

Total nonrecurring assets at fair value	$342,570	$—	$77,947	$264,623

Below is the Company’s reconciliation of Level 3 assets as of September 30, 2011. Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Other Real Estate Owned	Covered Loans	Covered Other Real Estate
Beginning balance January 1, 2011	$4,745	$57,915	$554,991	$54,931
Total gains/(losses) included in net income	—	(10,037)	—	75
Purchases, sales, issuances, and settlements, net	—	(23,423)	63,286	4,052
Transfers in or out of Level 3	(2,745)	30,032	(22,849)	22,849

Ending balance September 30, 2011	$2,000	$54,487	$595,428	$81,907

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

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and, further, that the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2011, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2011, these investments are not considered impaired on an other-than temporary basis.

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2011, December 31, 2010 and September 30, 2010 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

September 30, 2011:
U. S. government agencies	$20,007	$302	$—	$20,309
State, county and municipal securities	68,486	3,196	—	71,682
Corporate debt securities	11,638	247	(357)	11,528
Mortgage-backed securities	230,786	6,838	(304)	237,320

Total securities	$330,917	$10,583	$(661)	$340,839

December 31, 2010:
U. S. government agencies	$35,128	$448	$(108)	$35,468
State, county and municipal securities	57,385	928	(617)	57,696
Corporate debt securities	13,540	123	(2,877)	10,786
Mortgage-backed securities	213,737	6,732	(1,838)	218,631

Total securities	$319,790	$8,231	$(5,440)	$322,581

September 30, 2010:
U. S. government agencies	$15,358	$923	$—	$16,281
State, county and municipal securities	46,600	2,174	(2)	48,772
Corporate debt securities	12,522	170	(2,839)	9,853
Mortgage-backed securities	153,545	7,379	(3)	160,921

Total securities	$228,025	$10,646	$(2,844)	$235,827

The amortized cost and fair value of available-for-sale securities at September 30, 2011 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$13,902	$13,969
Due from one year to five years	17,772	18,406
Due from five to ten years	40,917	43,372
Due after ten years	27,540	27,772
Mortgage-backed securities	230,786	237,320

	$330,917	$340,839

Securities with a carrying value of approximately $177.6 million serve as collateral to secure public deposits and other purposes required or permitted by law at September 30, 2011.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2011, December 31, 2010 and September 30, 2010.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2011:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	—	—	—	—	—	—
Corporate debt securities	100	—	6,732	(357)	6,832	(357)
Mortgage-backed securities	33,741	(304)	—	—	33,741	(304)

Total temporarily impaired securities	$33,841	$(304)	$6,732	$(357)	$40,573	$(661)

December 31, 2010:
U. S. government agencies	$25,017	$(108)	$—	$—	$25,017	$(108)
State, county and municipal securities	17,563	(617)	—	—	17,563	(617)
Corporate debt securities	1,048	(20)	5,078	(2,857)	6,126	(2,877)
Mortgage-backed securities	64,549	(1,838)	15	—	64,564	(1,838)

Total temporarily impaired securities	$108,177	$(2,583)	$5,093	$(2,857)	$113,270	$(5,440)

September 30, 2010:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	1,205	(2)	—	—	1,205	(2)
Corporate debt securities	99	(1)	5,153	(2,838)	5,252	(2,839)
Mortgage-backed securities	1,615	(3)	15	—	1,630	(3)

Total temporarily impaired securities	$2,919	$(6)	$5,168	$(2,838)	$8,087	$(2,844)

NOTE 3 – LOANS

The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. Ameris concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond Ameris’ control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

Commercial, financial and agricultural loans include both secured and unsecured loans for working capital, expansion, crop production, and other business purposes. Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Company evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial, financial and agricultural loans.

Real estate loans include construction and development loans, commercial and farmland loans and residential loans. Construction and development loans include loans for the development of residential neighborhoods, construction of one-to-four family residential construction loans to builders and consumers, and commercial real estate construction loans, primarily for owner-occupied properties. The Company limits its construction lending risk through adherence to established underwriting procedures. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Company’s residential loans represent permanent mortgage financing and are secured by residential properties located within the Bank’s market areas.

Consumer installment loans and other loans include automobile loans, boat and recreational vehicle financing, and both secured and unsecured personal loans. Consumer loans carry greater risks than other loans, as the collateral can consists of rapidly depreciating assets such as automobiles and equipment that may not provide an adequate source of repayment of the loan in the case of default.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Commercial, financial and agricultural	$159,020	$142,312	$152,812
Real estate – construction and development	145,770	162,594	178,532
Real estate – commercial and farmland	677,048	683,974	721,368
Real estate – residential	331,236	344,830	348,737
Consumer installment	38,163	34,293	54,681
Other	17,658	6,754	6,702

	$1,368,895	$1,374,757	$1,462,832

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $595.4 million, $555.0 million and $185.3 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Commercial, financial and agricultural	$49,859	$47,309	$16,506
Real estate – construction and development	82,933	89,781	43,047
Real estate – commercial and farmland	323,760	257,428	90,158
Real estate – residential	135,318	149,226	27,736
Consumer installment	3,558	11,247	7,841

	$595,428	$554,991	$185,288

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

The following table presents an analysis of non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Commercial, financial and agricultural	$4,570	$8,648	$7,752
Real estate – construction and development	15,789	7,887	30,359
Real estate – commercial and farmland	24,450	55,170	37,086
Real estate – residential	13,529	6,376	13,752
Consumer installment	729	1,208	733

	$59,067	$79,289	$89,862

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Commercial, financial and agricultural	$12,136	$5,756	$795
Real estate – construction and development	32,878	25,810	8,936
Real estate – commercial and farmland	63,940	29,519	14,706
Real estate – residential	34,846	25,946	7,852
Consumer installment	451	1,122	682

	$144,251	$88,153	$32,971

The following table presents an analysis of non-covered past due loans as of September 30, 2011 and December 31, 2010:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2011:
Commercial, financial & agricultural	$657	$884	$4,544	$6,085	$152,935	$159,020	$—
Real estate – construction & development	1,228	1,759	15,050	18,037	127,733	145,770	—
Real estate – commercial & farmland	6,755	2,594	22,777	32,126	644,922	677,048	—
Real estate – residential	5,581	2,476	12,706	20,763	310,473	331,236	—
Consumer installment loans	475	260	661	1,396	36,767	38,163	20
Other	—	—	—	—	17,658	17,658	—

Total	$14,696	$7,973	$55,738	$78,407	$1,290,488	$1,368,895	$20

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$898	$120	$6,746	$7,764	$134,548	$142,312	$—
Real estate – construction & development	2,121	2,039	19,458	23,618	138,976	162,594	—
Real estate – commercial & farmland	1,740	3,725	25,914	31,379	652,595	683,974	—
Real estate – residential	3,384	3,066	14,393	20,843	323,987	344,830	—
Consumer installment loans	493	142	475	1,110	33,183	34,293	3
Other	—	—	—	—	6,754	6,754	—

Total	$8,636	$9,092	$66,986	$84,714	$1,290,043	$1,374,757	$3

There was no material amount of non-covered loans past due ninety days or more and still accruing interest at September 30, 2010.

The following table presents an analysis of covered past due loans as of September 30, 2011 and December 31, 2010:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2011:
Commercial, financial & agricultural	$290	$411	$11,406	$12,107	$37,752	$49,859	$5
Real estate – construction & development	1,175	2,610	30,220	34,005	48,928	82,933	347
Real estate – commercial & farmland	16,316	7,790	54,009	78,115	245,645	323,760	339
Real estate – residential	8,180	2,717	32,570	43,467	91,851	135,318	2,039
Consumer installment loans	72	73	422	567	2,991	3,558	—
Other	—	—	—	—	—	—	—

Total	$26,033	$13,601	$128,627	$168,261	$427,167	$595,428	$2,730

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$2,531	$3,954	$4,914	$11,399	$35,910	$47,309	$3,355
Real estate – construction & development	1,464	5,254	11,866	18,584	71,197	89,781	5,038
Real estate – commercial & farmland	4,834	19,628	20,979	45,441	211,987	257,428	5,712
Real estate – residential	5,186	4,135	10,277	19,598	129,628	149,226	2,145
Consumer installment loans	606	158	1,092	1,856	9,391	11,247	133
Other	—	—	—	—	—	—	—

Total	$14,621	$33,129	$49,128	$96,878	$458,113	$554,991	$16,383

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. When determining if the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considers the borrower’s capacity to pay, which includes such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. Impaired loans include loans on nonaccrual status and troubled debt restructurings. The Company individually assesses for impairment all non-accrual loans greater than $200,000 and rated substandard or worse and all troubled debt restructurings greater than $100,000. If a loan is deemed impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

The following is a summary of information pertaining to non-covered impaired loans:

	As of and For the Period Ended
	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in Thousands)
Nonaccrual loans	$59,067	$79,289	$89,862
Troubled debt restructurings not included above	16,591	21,972	5,594

Total impaired loans	$75,658	$101,261	$95,456

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$75,658	$101,261	$95,456

Allowance related to impaired loans	$17,010	$16,688	$17,509

Average investment in impaired loans	$88,207	$103,776	$104,404

Interest income recognized on impaired loans	$847	$545	$434

Foregone interest income on impaired loans	$202	$3,828	$2,099

The following table presents an analysis of information pertaining to non-covered impaired loans as of September 30, 2011 and December 31, 2010:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2011:
Commercial, financial & agricultural	$8,895	$—	$4,571	$4,571	$1,277	$5,848
Real estate – construction & development	26,450	—	17,486	17,486	6,164	19,417
Real estate – commercial & farmland	35,835	—	31,455	31,455	4,470	41,488
Real estate – residential	23,871	—	21,436	21,436	4,933	20,837
Consumer installment loans	875	—	710	710	166	617

Total	$95,926	$—	$75,658	$75,658	$17,010	$88,207

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$9,983	$—	$6,985	$6,985	$1,649	$6,845
Real estate – construction & development	38,060	—	23,485	23,485	4,023	35,315
Real estate – commercial & farmland	57,224	—	50,626	50,626	6,795	40,475
Real estate – residential	22,819	—	19,632	19,632	4,085	20,401
Consumer installment loans	738	—	533	533	136	740

Total	$128,824	$—	$101,261	$101,261	$16,688	$103,776

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in Thousands)
Nonaccrual loans	$144,251	$88,153	$32,971
Troubled debt restructurings not included above	10,768	169	15

Total impaired loans	$155,019	$88,322	$32,986

Impaired loans not requiring a related allowance	$155,019	$88,322	$32,986

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$128,717	$44,184	$29,471

Interest income recognized on impaired loans	$462	$6	$—

Foregone interest income on impaired loans	$1,515	$1,251	$1,212

The following table presents an analysis of information pertaining to covered impaired loans as of September 30, 2011 and December 31, 2010:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2011:
Commercial, financial & agricultural	$19,904	$12,194	$—	$12,194	$—	$9,756
Real estate – construction & development	111,148	33,380	—	33,380	—	29,672
Real estate – commercial & farmland	135,514	65,592	—	65,592	—	49,573
Real estate – residential	72,962	43,402	—	43,402	—	38,775
Consumer installment loans	581	451	—	451	—	941

Total	$340,109	$155,019	$—	$155,019	$—	$128,717

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$10,974	$5,756	$—	$5,756	$—	$2,025
Real estate – construction & development	64,904	25,810	—	25,810	—	12,071
Real estate – commercial & farmland	49,381	29,519	—	29,519	—	17,717
Real estate – residential	48,148	26,115	—	26,115	—	11,579
Consumer installment loans	1,268	1,122	—	1,122	—	792

Total	$174,675	$88,322	$—	$88,322	$—	$44,184

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

Grade 25 – Minimum Acceptable Credit – This grade includes loans which exhibit all the characteristics of a Satisfactory Credit, but warrant more than normal level of banker supervision due to: (i) circumstances which elevate the risks of performance (such as start-up operations, untested management, heavy leverage, interim losses); (ii) adverse, extraordinary events that have affected, or could affect, the borrower’s cash flow, financial condition, ability to continue operating profitability or refinancing (such as death of principal, fire, divorce); (iii) loans that require more than the normal servicing requirements (such as any type of construction financing, acquisition and development loans, accounts receivable or inventory loans and floor plan loans); (iv) existing technical exceptions which raise some doubts about the Bank’s perfection in its collateral position or the continued financial capacity of the borrower; or (v) improvements in formerly criticized borrowers, which may warrant banker supervision.

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

The following table presents the non-covered loan portfolio by risk grade as of September 30, 2011:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$16,047	$211	$905	$109	$6,189	$—	$23,461
15	12,135	4,814	146,029	29,930	973	—	193,881
20	67,085	35,764	277,651	130,731	21,859	17,658	550,748
25	55,307	69,618	169,887	122,939	7,391	—	425,142
28	1,192	8,043	9,290	11,985	28	—	30,538
30	1,738	4,291	35,550	10,583	598	—	52,760
40	5,376	22,753	37,736	24,959	1,033	—	91,857
50	140	276	—	—	92	—	508
60	—	—	—	—	—	—	—

Total	$159,020	$145,770	$677,048	$331,236	$38,163	$17,658	$1,368,895

The following table presents the non-covered loan portfolio by risk grade as of December 31, 2010:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$17,739	$211	$1,109	$110	$5,507	$—	$24,676
15	11,191	3,006	145,376	40,783	858	—	201,214
20	48,738	39,407	274,817	118,179	18,566	6,754	506,461
25	53,957	73,589	168,273	137,416	8,261	—	441,496
28	2,246	7,696	9,159	6,197	31	—	25,329
30	998	6,437	29,029	17,069	273	—	53,806
40	6,633	32,009	56,090	25,076	791	—	120,599
50	810	239	120	—	6	—	1,175
60	—	—	1	—	—	—	1

Total	$142,312	$162,594	$683,974	$344,830	$34,293	$6,754	$1,374,757

The following table presents the covered loan portfolio by risk grade as of September 30, 2011:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$587	$—	$—	$1,376	$578	$—	$2,541
15	31	53	1,799	633	16	—	2,532
20	4,602	5,615	31,938	20,911	557	—	63,623
25	22,142	22,664	141,921	51,260	1,386	—	239,373
28	—	54	1,478	690	—	—	2,222
30	5,810	12,831	41,679	8,705	198	—	69,223
40	16,683	40,571	104,008	51,743	823	—	213,828
50	4	1,145	937	—	—	—	2,086
60	—	—	—	—	—	—	—

Total	$49,859	$82,933	$323,760	$135,318	$3,558	$—	$595,428

The following table presents the covered loan portfolio by risk grade as of December 31, 2010:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$1,297	$—	$—	$—	$1,241	$—	$2,538
15	124	—	—	—	35	—	159
20	957	4,245	15,961	5,861	1,865	—	28,889
25	30,333	28,918	130,540	78,665	6,231	—	274,687
28	—	—	—	—	—	—	—
30	3,099	7,690	38,275	22,385	396	—	71,845
40	11,495	48,928	72,652	42,233	1,479	—	176,787
50	4	—	—	82	—	—	86
60	—	—	—	—	—	—	—

Total	$47,309	$89,781	$257,428	$149,226	$11,247	$—	$554,991

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession that it would not otherwise consider. Concessions may include interest rate reductions to below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. The Company has exhibited the greatest success for rehabilitation of the loan by a reduction in the rate alone (maintaining the amortization of the debt) or a combination of a rate reduction and the forbearance of previously past due interest or principal. This has most typically been evidenced in certain commercial real estate loans whereby a disruption in the borrower’s cash flow resulted in an extended past due status, of which the borrower was unable to catch up completely as the cash flow of the property ultimately stabilized at a level lower than its original level. A reduction in rate, coupled with a forbearance of unpaid principal and/or interest, allowed the net cash flows to service the debt under the modified terms.

The Company’s policy requires a restructure request to be supported by a current, well-documented credit evaluation of the borrower’s financial condition and a collateral evaluation that is no older than six-months from the date of the restructure. Key factors of that evaluation include the documentation of current, recurring cash flows, support provided by the guarantor(s) and the current valuation of the collateral. If the appraisal in file is older than six-months, an evaluation must be made as to the continued reasonableness of the valuation. For certain income-producing properties, current rent rolls and/or other income information can be utilized to support the appraisal valuation, when coupled with documented cap rates within our markets and a physical inspection of the collateral to validate the current condition.

The Company’s policy states in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard and placed on nonaccrual status until such time that the borrower has demonstrated the ability to service the loan payments based on the restructured terms – generally defined as six-months of satisfactory payment history. Missed payments under the original loan terms are not considered under the new structure; however, subsequent missed payments are considered non-performance and are not considered toward the six-month required term of satisfactory payment history. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) when it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Senior Credit Officer.

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2011 totaling $27.0 million and loans in 2010 totaling $23.8 million under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

The following table presents the amount of troubled debt restructurings by loan class, classified separately as accrual and non-accrual at September 30, 2011 and December 31, 2010.

As of September 30, 2011	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	5	1,697	4	1,426
Real estate – commercial & farmland	10	7,005	3	5,392
Real estate - residential	23	7,889	1	227

Total	38	$16,591	8	$7,045

As of December 31, 2010	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	2	786	2	2,290
Real estate – commercial & farmland	15	19,262	3	2,864
Real estate - residential	9	1,924	1	316

Total	26	$21,972	6	$5,470

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at September 30, 2011 and December 31, 2010.

As of September 30, 2011	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$316	—	$—
Forgiveness of Principal	2	889	1	136
Payment Modification Only	2	399	—	—
Rate Reduction Only	11	6,027	2	690
Rate Reduction, Forbearance of Interest	9	7,360	—	—
Rate Reduction, Forbearance of Principal	13	1,600	—	—
Rate Reduction, Payment Modification	—	—	5	6,219

Total	38	$16,591	8	$7,045

As of December 31, 2010	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	—	$—	2	$722
Forgiveness of Principal	4	1,145	—	—
Payment Modification Only	3	232	—	—
Rate Reduction Only	5	5,985	—	—
Rate Reduction, Forbearance of Interest	7	6,207	1	1,615
Rate Reduction, Forbearance of Principal	1	596	—	—
Rate Reduction, Payment Modification	6	7,807	3	3,133

Total	26	$21,972	6	$5,470

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at September 30, 2011 and December 31, 2010.

As of September 30, 2011	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Apartments	—	$—	—	$—
Raw Land	5	1,697	4	1,426
Hotel & Motel	1	518	1	2,072
Office	3	1,006	—	—
Retail, including Strip Centers	6	5,481	2	3,320
1-4 Family Residential	23	7,889	1	227

Total	38	$16,591	8	$7,045

As of December 31, 2010	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Apartments	3	$3,770	—	$—
Raw Land	6	2,429	2	2,290
Hotel & Motel	2	4,199	1	2,072
Office	—	—	2	792
Retail, including Strip Centers	6	9,650	—	—
1-4 Family Residential	9	1,924	1	316

Total	26	$21,972	6	$5,470

As of September 30, 2011 and December 31, 2010, the Company had a balance of $23.6 million and $27.4 million, respectively, in troubled debt restructurings. The Company has recorded $1.3 million and $2.6 million in previous charge-offs on such loans at September 30, 2011 and December 31, 2010, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $3.5 million and $3.3 million at September 30, 2011 and December 31, 2010, respectively.

Allowance for Loan Losses

The allowance for loan losses represents a reserve for inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, the Company further segregates the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on data such as current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in their markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

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

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. Consumer loans are charged-off in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy. Commercial loans are charged-off when they are deemed uncollectible, which usually involves a triggering event within the collection effort. If the loan is collateral dependent, the loss is more easily identified and is charged-off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged-off and any further collections are treated as recoveries. In all situations, when a loan is downgraded to an Asset Quality Rating of 60 (Loss per the regulatory guidance), the uncollectible portion is charged-off.

Activity in the allowance for loan losses for the nine months ended September 30, 2011, for the year ended December 31, 2010 and for the nine months ended September 30, 2010 is as follows:

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Balance, January 1	$34,576	$35,762	$35,762
Provision for loan losses charged to expense	22,098	48,839	39,117
Loans charged off	(22,714)	(52,623)	(43,130)
Recoveries of loans previously charged off	1,278	2,598	2,323

Ending balance	$35,238	$34,576	$34,072

During the nine months ended September 30, 2011, the year ended December 31, 2010, and the nine months ended September 30, 2010, the Company recorded provision for loan loss expense of $1.6 million, $1.7 million, and $1.0 million respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Operations.

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 and the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	3,586	7,615	6,447	3,931	519	22,098
Loans charged off	(3,855)	(6,859)	(7,851)	(3,641)	(508)	(22,714)
Recoveries of loans previously charged off	153	873	43	107	102	1,278

Balance, September 30, 2011	$2,663	$9,334	$13,610	$9,061	$570	$35,238

Period-end amount allocated to:
Loans individually evaluated for impairment	$903	$5,209	$4,580	$3,332	$1	$14,025
Loans collectively evaluated for impairment	1,760	4,125	9,030	5,729	569	21,213

Ending balance	$2,663	$9,334	$13,610	$9,061	$570	$35,238

Loans:
Individually evaluated for impairment	$3,214	$13,979	$31,892	$15,468	$17	$64,570
Collectively evaluated for impairment	155,806	131,791	645,156	315,768	55,804	1,304,325

Ending balance	$159,020	$145,770	$677,048	$331,236	$55,821	$1,368,895

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2010	$3,428	$13,098	$11,296	$7,391	$549	$35,762
Provision for loan losses	4,265	13,776	18,937	11,178	683	48,839
Loans charged off	(5,481)	(19,853)	(16,108)	(10,091)	(1,090)	(52,623)
Recoveries of loans previously charged off	567	684	846	186	315	2,598

Balance, December 31, 2010	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Period-end amount allocated to:
Loans individually evaluated for impairment	$677	$3,554	$6,300	$2,554	$—	$13,085
Loans collectively evaluated for impairment	2,102	4,151	8,671	6,110	457	21,491

Ending balance	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Loans:
Individually evaluated for impairment	$3,930	$22,838	$50,179	$14,740	$—	$91,687
Collectively evaluated for impairment	138,382	139,756	633,795	330,090	41,047	1,283,070

Ending balance	$142,312	$162,594	$683,974	$344,830	$41,047	$1,374,757

NOTE 4 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

From October 2009 through July 2011, the Company participated in eight FDIC-assisted acquisitions whereby the Company purchased certain failed institutions out of the FDIC’s receivership. These institutions include:

Bank Acquired	Location:	Branches:	Date Acquired
American United Bank (“AUB”)	Lawrenceville, Ga.	1	October 23, 2009
United Security Bank (“USB”)	Sparta, Ga.	2	November 6, 2009
Satilla Community Bank (“SCB”)	St. Marys, Ga.	1	May 14, 2010
First Bank of Jacksonville (“FBJ”)	Jacksonville, Fl.	2	October 22, 2010
Tifton Banking Company (“TBC”)	Tifton, Ga.	1	November 12, 2010
Darby Bank & Trust (“DBT”)	Vidalia, Ga.	7	November 12, 2010
High Trust Bank (“HTB”)	Stockbridge, Ga.	2	July 15, 2011
One Georgia Bank (“OGB”)	Midtown Atlanta, Ga.	1	July 15, 2011

On July 15, 2011, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of High Trust Bank (“HTB”) and One Georgia Bank (“OGB”) from the FDIC, as Receiver of HTB and OGB. HTB operated branches in Stockbridge and Leary, Georgia. OGB operated one branch in Midtown Atlanta, Georgia. The Company’s agreements with the FDIC included shared-loss agreements which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the shared-loss agreements, the FDIC will absorb 80% of all losses and share 80% of all loss recoveries. The shared-loss agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and reimbursement by the Bank to the FDIC for ten years. The shared-loss agreement applicable to commercial loans and securities provides for FDIC loss sharing for five years and reimbursement by the Bank to the FDIC for eight years.

The estimated fair value of the assets acquired and the liabilities assumed are shown below:

(Dollars in Thousands)	High Trust Bank	One Georgia Bank
Assets acquired:
Cash and due from banks	$6,204	$7,243
Federal funds sold	—	5,070
Securities available for sale	14,770	28,891
Loans	84,732	74,843
Foreclosed property	10,272	7,242
Estimated FDIC indemnification asset	49,485	45,488
Other assets	1,772	2,933

Assets acquired	167,235	171,710
Cash received (paid) to settle the acquisition	30,228	(5,658)

Fair value of assets acquired	$197,463	$166,052

Liabilities assumed:
Deposits	$175,887	$136,101
Other borrowings	—	21,107
Other liabilities	2,654	899

Fair value of liabilities assumed	$178,541	$158,107

Net assets acquired / gain from acquisition	$18,922	$7,945

The Company’s bid to acquire the assets of HTB included a discount of approximately $33.5 million, and the Company received a $30.2 million cash payment from the FDIC to settle the acquisition. The Company’s bid to acquire the assets of OGB included a discount of approximately $22.5 million, and the Company paid the FDIC $5.7 million in cash to settle the acquisition.

The shared-loss agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the HTB and OGB loss-sharing agreements were recorded as an indemnification asset at their estimated fair values of $49.5 million and $45.5 million, respectively, on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded on either transaction.

The HTB and OGB transactions resulted in before-tax gains of $18.9 million and $7.9 million, respectively, which are included in the Company’s September 30, 2011 Consolidated Statement of Operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded deferred tax liabilities with respect to HTB and OGB of $6.6 million and $2.8 million, respectively, resulting in after-tax gains of $12.3 million and $5.1 million, respectively.

The determination of the initial fair values of loans at the acquisition date and the initial fair values of the related FDIC indemnification assets involves a high degree of judgment and complexity. The carrying values of the acquired loans and the FDIC indemnification assets reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Company realizes on these assets could differ materially from the carrying values reflected in the financial statements included in this report, based upon the timing and amount of collections on the acquired loans in future periods. Because of the loss-sharing agreements with the FDIC on these assets, the Company does not expect to incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification assets will generally be affected in an offsetting manner due to the loss-sharing support from the FDIC.

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

On the acquisition date, the preliminary estimates of the contractually required payments receivable for all ASC 310 loans acquired in the HTB acquisition totaled $136.9 million and the estimated fair values of the loans totaled $74.2 million, net of an accretable yield of $13.3 million, the difference between the value of the loans on the Company’s balance sheet and the cash flows they are expected to produce. On the acquisition date, the preliminary estimates of the contractually required payments receivable for all ASC 310 loans acquired in the OGB acquisition totaled $104.9 million and the estimated fair values of the loans totaled $49.9 million, net of an accretable yield of $9.3 million, the difference between the value of the loans on the Company’s balance sheet and the cash flows they are expected to produce. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.

The estimated fair values of loans acquired in the HTB and OGB acquisitions are detailed below based on their initial estimate of credit quality (dollars in thousands):

	Loans with deterioration of credit quality	Loans without a deterioration of credit quality	Total loans, at fair value
High Trust Bank:
Commercial, industrial, agricultural	$153	$242	$395
Real estate – residential	5,025	3,525	8,550
Real estate – commercial & farmland	62,472	5,898	68,370
Construction & development	6,508	53	6,561
Consumer	58	798	856

	$74,216	$10,516	$84,732

One Georgia Bank:
Commercial, industrial, agricultural	$9,263	$1,471	$10,734
Real estate – residential	4,308	1,745	6,053
Real estate – commercial & farmland	31,313	17,971	49,284
Construction & development	4,783	3,346	8,129
Consumer	253	390	643

	$49,920	$24,923	$74,843

The results of operations of HTB and OGB subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on December 31, 2010 and 2009, unadjusted for potential cost savings (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net interest income and noninterest income	$62,062	$29,824	$132,519	$98,309
Net income (loss)	$15,649	$(5,439)	$8,653	$(17,743)
Net income (loss) available to common stockholders	$14,832	$(6,246)	$6,231	$(20,145)
Income (loss) per common share available to common stockholders – basic	$0.63	$(0.26)	$0.27	$(1.03)
Income (loss) per common share available to common stockholders – diluted	$0.63	$(0.26)	$0.26	$(1.03)

Average number of shares outstanding, basic	23,438	23,571	23,439	19,569
Average number of shares outstanding, diluted	23,559	23,571	23,530	19,569

In addition to the covered assets acquired in the most recent acquisitions, the Company has other investments in covered assets remaining from its previous FDIC-assisted acquisitions. The following table summarizes components of all covered assets at September 30, 2011 and December 31, 2010 and their origin:

	HTB	OGB	SCB	FBJ	TBC	DBT	AUB	USB	Total
As of September 30, 2011:			(Dollars in thousands)

Covered loans	$129,269	$110,188	$58,748	$42,499	$90,044	$313,029	$39,217	$58,121	$841,115

Less adjustments related to credit risk	47,738	40,609	6,029	8,239	18,995	112,480	3,594	5,913	243,597

Less adjustments related to liquidity and yield	73	190	258	108	371	827	64	199	2,090

Total Covered Loans	$81,458	$69,389	$52,461	$34,152	$70,678	$199,722	$35,559	$52,009	$595,428

OREO	$21,953	$19,242	$10,957	$3,037	$6,955	$35,672	$13,415	$7,489	$118,720

Less fair value adjustments	12,618	12,000	500	1,559	1,274	8,774	37	51	36,813

Covered OREO	$9,335	$7,242	$10,457	$1,478	$5,681	$26,898	$13,378	$7,438	$81,907

Total covered assets	$90,793	$76,631	$62,918	$35,630	$76,359	$226,620	$48,937	$59,447	$677,335

FDIC loss-share receivable	$47,604	$43,456	$5,365	$8,863	$19,046	$104,739	$3,215	$7,431	$239,719

	SCB	FBJ	TBC	DBT	AUB	USB	Total
As of December 31, 2010:	(Dollars in thousands)

Covered loans	$76,472	$48,632	$113,283	$380,238	$53,203	$77,188	$749,016

Less adjustments related to credit risk	12,336	10,532	25,388	130,769	4,332	7,593	190,950

Less adjustments related to liquidity and yield	506	151	458	1,199	214	547	3,075

Total Covered Loans	$63,630	$37,949	$87,437	$248,270	$48,657	$69,048	$554,991

OREO	$8,311	$2,799	$4,178	$42,724	$13,207	$11,473	$82,692

Less fair value adjustments	1,373	2,500	2,031	21,000	783	74	27,761

Covered OREO	$6,938	$299	$2,147	$21,724	$12,424	$11,399	$54,931

Total covered assets	$70,568	$38,248	$89,584	$269,994	$61,081	$80,447	$609,922

FDIC loss-share receivable	$14,333	$11,944	$27,436	$112,404	$4,208	$6,862	$177,187

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

Total Amounts	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable yield)	$15,846	$30,448	$21,334

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	8,055	8,410	5,102

Amounts reflected in the Company’s Statement of Operations	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable yield)	$3,169	$4,245	$3,563

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	1,611	1,682	1,020

A rollforward of acquired loans with deterioration of credit quality for the nine months ended September 30, 2011, the year ended December 31, 2010 and the nine months ended September 30, 2010 is shown below:

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Balance, January 1	$252,535	$56,793	$56,793
Change in estimate of cash flows, net of charge-offs or recoveries	(18,815)	(8,081)	(3,076)
Additions due to acquisitions	124,136	214,500	25,471
Other (loan payments, transfers, etc.)	(36,899)	(10,677)	(12,740)

Ending balance	$320,957	$252,535	$66,448

A rollforward of acquired loans without deterioration of credit quality for the nine months ended September 30, 2011, the year ended December 31, 2010 and the nine months ended September 30, 2010 is shown below:

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Balance, January 1	$302,456	$80,635	$80,635
Change in estimate of cash flows, net of charge-offs or recoveries	(16,886)	(7,044)	(6,647)
Additions due to acquisitions	35,439	248,583	43,250
Other (loan payments, transfers, etc.)	(46,538)	(19,718)	1,602

Ending balance	$274,471	$302,456	$118,840

The following is a summary of changes in the accretable yields of acquired loans during the nine months ended September 30, 2011, the year ended December 31, 2010 and the nine months ended September 30, 2010.

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Balance, January 1	$37,383	$3,550	$3,550
Additions due to acquisitions	24,094	35,245	1,508
Accretion	(18,765)	(7,502)	(3,563)
Other activity, net	(1,606)	6,090	4,263

Ending balance	$41,106	$37,383	$5,758

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values of $95.0 million, $168.9 million and $45.8 million on the 2011, 2010 and 2009 acquisition dates, respectively. Changes in the FDIC shared-loss receivable for the nine months ended September 30, 2011, for the year ended December 31, 2010 and for the nine months ended September 30, 2010 are as follows:

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Balance, January 1	$177,187	$45,840	$45,840
Indemnification asset recorded in acquisitions	94,973	168,918	22,400
Payments received from FDIC	(22,107)	(26,522)	(21,232)
Effect of change in expected cash flows on covered assets	(10,334)	(11,049)	(4,476)

Ending balance	$239,719	$177,187	$42,532

NOTE 5 – WEIGHTED AVERAGE SHARES OUTSTANDING

Due to the net loss reported for the quarter and nine-month periods ending September 30, 2010, the Company has excluded 23,439 and 28,924, respectively, of potential common shares as these would have been anti-dilutive. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	23,438	23,571	23,439	19,569
Plus: Dilutive effect of ISOs	24	—	31	—
Plus: Dilutive effect of Restricted Grants	97	—	60	—

Diluted shares outstanding	23,559	23,571	23,530	19,569

NOTE 6 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At September 30, 2011 and December 31, 2010, there were $21.0 million and $43.5 million, respectively, outstanding borrowings with the Company’s correspondent banks. There were no outstanding borrowings with the Company’s correspondent banks at September 30, 2010. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Commitments to extend credit	$130,646	$166,845	$132,675

Standby letters of credit	$6,889	$7,874	$7,223

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

(in thousands, except share data, taxable equivalent)	Third Quarter 2011	Second Quarter 2011	First Quarter 2011	Fourth Quarter 2010	Third Quarter 2010	For Nine Months Ended
						September 30, 2011	September 30, 2010
Results of Operations:
Net interest income	$27,802	$28,747	$24,207	$23,006	$22,000	$80,756	$66,271
Net interest income (tax equivalent)	28,026	28,969	24,418	23,245	22,220	81,413	67,452
Provision for loan losses	7,552	9,115	7,043	11,404	9,739	23,710	39,117
Non-interest income	33,722	5,974	6,193	12,303	5,010	45,889	22,974
Non-interest expense	29,263	22,596	21,155	21,946	18,928	73,014	59,273
Income tax expense (benefit)	8,249	896	824	98	(760)	9,969	(3,293)
Preferred stock dividends	817	807	798	811	807	2,422	2,402
Net income (loss) available to common shareholders	15,643	1,307	580	1,050	(1,704)	17,530	(8,254)
Selected Average Balances:
Loans, net of unearned income	$1,437,609	$1,349,092	$1,361,964	$1,416,254	$1,503,149	$1,373,152	$1,526,487
Covered loans	540,959	506,251	540,127	374,282	187,556	540,730	159,428
Investment securities	327,195	289,149	301,572	284,066	235,057	304,808	242,044
Earning assets	2,503,121	2,426,041	2,453,040	2,378,065	2,184,676	2,474,707	2,180,760
Assets	3,048,337	2,909,012	2,949,943	2,872,207	2,429,709	2,944,875	2,417,160
Deposits	2,639,848	2,540,738	2,548,509	2,310,372	2,088,997	2,598,025	2,100,796
Common shareholders’ equity	228,716	229,794	222,675	225,088	224,656	226,568	244,950
Period-End Balances:
Loans, net of unearned income	$1,368,895	$1,360,063	$1,345,981	$1,374,757	$1,455,853	$1,368,895	$1,455,853
Covered loans	595,428	486,489	526,012	554,991	192,268	595,428	192,268
Earning assets	2,475,511	2,399,258	2,442,121	2,513,591	2,199,928	2,475,511	2,199,928
Total assets	3,010,379	2,857,237	2,918,423	2,972,168	2,434,703	3,010,379	2,434,703
Total deposits	2,628,892	2,511,363	2,572,689	2,535,426	2,099,002	2,628,892	2,099,002
Common shareholders’ equity	243,850	226,739	223,588	223,286	223,993	243,850	273,968
Per Common Share Data:
Earnings per share - Basic	$0.67	$0.06	$0.02	$0.04	$(0.07)	$0.75	$(0.42)
Earnings per share - Diluted	0.66	0.06	0.02	0.04	(0.07)	0.74	(0.42)
Common book value per share	10.27	9.54	9.41	9.44	9.48	10.27	9.48
End of period shares outstanding	23,742,794	23,766,044	23,766,044	23,647,841	23,625,065	23,742,794	23,625,065
Weighted average shares outstanding
Basic	23,438,335	23,449,123	23,440,201	23,427,393	23,570,929	23,438,763	19,569,478
Diluted	23,559,063	23,508,419	23,474,424	23,579,205	23,570,929	23,530,278	19,569,478
Market Price:
High closing price	10.30	10.16	11.10	11.07	10.49	11.10	11.55
Low closing price	8.47	8.49	9.32	8.73	7.83	8.47	7.36
Closing price for quarter	8.71	8.87	10.16	10.54	9.35	8.71	9.35
Average daily trading volume	71,955	58,706	46,618	55,281	75,573	59,275	106,881
Cash dividends per share	—	—	—	—	—	—	—
Stock dividend	—	—	—	—	—	—	3 for 157
Closing price to book value	0.85	0.93	1.09	1.12	0.99	0.85	0.99
Performance Ratios:
Return on average assets	2.04%	0.18%	0.08%	0.15%	(0.28%)	0.79%	(0.45%)
Return on average common equity	27.13%	2.28%	1.06%	1.85%	(2.46%)	10.36%	(4.02%)
Average loans to average deposits	74.95%	73.02%	74.64%	77.50%	80.93%	73.67%	80.25%
Average equity to average assets	9.16%	9.63%	9.25%	9.58%	11.25%	9.39%	11.25%
Net interest margin (tax equivalent)	4.44%	4.79%	4.04%	3.88%	4.04%	4.40%	4.04%
Efficiency ratio (tax equivalent)	47.56%	65.08%	69.59%	62.15%	70.08%	57.65%	66.40%

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2011 as compared to December 31, 2010 and operating results for the three-and nine-month periods ended September 30, 2011 and 2010. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2011

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $15.6 million, or $0.66 per diluted share, for the quarter ended September 30, 2011, compared to a net loss for the same quarter in 2010 of $1.7 million, or $0.07 per diluted share. The Company’s return on average assets and average shareholders’ equity increased in the third quarter of 2011 to 2.04% and 27.13%, respectively, compared to (0.28%) and (2.46%) in the third quarter of 2010. The Company’s results for the third quarter of 2011 include several amounts that are considered non-recurring. Gains on the FDIC-assisted acquisitions of OGB and HTB totaled approximately $26.9 million. Partially offsetting this amount was non-recurring acquisition expenses that are not included in the bargain purchase calculation but relate to these acquisitions. Severance expenses, conversion expenses and other miscellaneous expenses associated with these two banks totaled $1.4 million in the third quarter of 2011. Additionally, the Company accelerated efforts to move problem assets through retail channels during the third quarter of 2011 with sales of approximately $25.3 million of non-performing or classified assets. This “bulk-sale” type activity generated losses or related expenses totaling $5.8 million for the third quarter of 2011. Excluding these non-recurring income and expense amounts, the Company would have reported net income of $2.4 million, or $0.09 per diluted share, for the third quarter of 2011.

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the third quarter of 2011 was $28.0 million, an increase of $5.8 million compared to $22.2 reported in the same quarter in 2010. The Company’s net interest margin has been positively affected by improvements in the expected cash flows from recent FDIC acquisitions and by steady decreases in the Company’s cost of funds. The Company’s net interest margin was 4.44% for the third quarter of 2011, compared to 4.04% in the third quarter of 2010. Increases in earning assets over the past year have been in covered loans with favorable yields compared to the Company’s low cost of funds.

During the third quarter of 2011, interest income, on a tax equivalent basis, totaled $35.0 million, compared to $29.4 million in the same quarter of 2010. Yields on earning assets increased to 5.55% in the third quarter of 2011 compared to 5.34% reported in the third quarter of 2010. During the third quarter of 2011, short-term assets averaged 7.4% of total earning assets, compared to 11.5% in the same quarter in 2010, as the Company replaced short-term assets with loans backed by shared-loss agreements with the FDIC. Current opportunities to invest a portion of the short-term assets in the bond market have been limited by the Company’s inability to maintain certain portfolio characteristics with current yields and structures being offered. Efforts to increase lending activities have been slow to generate increases in outstanding loans due to the current economic conditions in the Company’s markets.

Total funding costs declined to 1.02% in the third quarter of 2011 compared to 1.33% during the third quarter of 2010. Deposit costs decreased from 1.31% in the third quarter of 2010 and 1.08% in the second quarter of 2011 to 0.97% in the third quarter of 2011. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 60.5% of total deposits in the third quarter of 2011, compared to 58.3% during the third quarter of 2010. Lower costs on deposits were due mostly to the lower rate environment and the Company’s ability to offer lower priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the third quarter of 2011 and 2010 are shown below:

(Dollars in Thousands)	September 30, 2011		September 30, 2010
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$593,801	0.66%	$478,105	0.90%
MMDA	583,552	1.00%	448,955	1.31%
Savings	82,210	0.44%	64,575	0.47%
Retail CDs < $100,000	448,597	1.24%	367,353	1.72%
Retail CDs > $100,000	511,205	1.44%	375,756	1.80%
Brokered CDs	82,880	3.29%	128,346	3.11%

Interest bearing deposits	$2,302,245	1.11%	$1,863,090	1.47%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the third quarter of 2011 amounted to $7.6 million, compared to $9.1 million in the second quarter of 2011 and $9.7 million in the third quarter of 2010. Although the Company has experienced improving trends in criticized and classified assets for several quarters, higher levels of provision for loan losses have been required to account for continued devaluation of real estate collateral. At September 30, 2011, classified loans still accruing totaled $33.3 million, compared to $30.7 million at September 30, 2010. Non-accrual loans at September 30, 2011 totaled $59.0 million, a 2.4% decrease from the $60.5 million reported at June 30, 2011 and a 34.3% decrease from the $89.9 million reported at September 30, 2010.

At September 30, 2011, other real estate owned (excluding covered OREO) totaled $54.5 million, compared to $61.5 million at June 30, 2011 and $50.9 million at September 30, 2010. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of 3-6 months, the liquidation of properties varies from 85% to 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the third quarter of 2011, total non-performing assets decreased to 3.77% of total assets compared to 4.27% at June 30, 2011 and 5.78% at September 30, 2010. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the third quarter of 2011 were $6.8 million, or 1.98% of loans on an annualized basis, compared to $9.1 million, or 2.14% of loans, in the third quarter of 2010. The Company’s allowance for loan losses at September 30, 2011 was $35.2 million, or 2.57% of total loans, compared to $34.1 million, or 2.34% of total loans, at September 30, 2010.

Non-interest Income

Total non-interest income for the third quarter of 2011 was $33.7 million, compared to $5.0 million in the third quarter of 2010. During the third quarter of 2011, the Company reported a gain of $26.9 million on FDIC-assisted transactions. Excluding this gain, total non-interest income increased by $1.8 million, or 36.8%, in the third quarter of 2011, when compared to the same period in 2010. Service charges on deposit accounts in the third quarter of 2011 were $4.7 million, compared to $3.8 million in the third quarter of 2010. Increases in service charges related to the acquired deposits in FDIC-assisted transactions, along with increased retention of fees related to insufficient funds, were the primary reasons for the increase over prior period levels.

Non-interest Expense

Total non-interest expenses for the third quarter of 2011 increased to $29.3 million compared to $18.9 million in the same quarter in 2010. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, increased to $9.0 million in the third quarter of 2011 compared to $3.2 million in the third quarter of 2010. During the third quarter of 2011, the Company increased sales activity in retail channels to move problem assets (non-performing assets and classified assets). The additional effort in the third quarter of 2011 was driven by lower sales prices, causing the Company to realize losses on the sale of OREO of $5.9 million, compared to OREO losses of $1.3 million in the third quarter of 2010. Salaries and benefits increased $2.5 million when compared to the third quarter of 2010; however, this increase is in proportion to the Company’s asset growth. Occupancy and equipment expenses for the third quarter of 2011 amounted to $3.2 million, representing an increase of $1.0 million from the same quarter in 2010. Data processing and telecommunications expenses increased $1.1 million to $2.8 million for the third quarter of 2011 from $1.7 million for the same period in 2010. Both of these increases are directly correlated to the increase in the number of branch locations from the third quarter of 2010 to the third quarter of 2011.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the third quarter of 2011, the Company reported an income tax expense of $8.2 million. This compares to an income tax benefit of $760,000 in the same period of 2010. The Company’s effective tax rate for the three months ending September 30, 2011 and 2010 was 33.4% and 45.9%, respectively.

Results of Operations for the Nine Months Ended September 30, 2011

Interest Income

Interest income for the nine months ended September 30, 2011 was $103.5 million on a tax equivalent basis, an increase of $14.1 million when compared to $89.4 million for the same period in 2010. Average earning assets for the nine-month period increased $293.9 million to $2.47 billion as of September 30, 2011 compared to $2.18 billion as of September 30, 2010. Yield on average earning assets improved slightly to 5.59% in the first nine months of 2011 compared to 5.48% in the first nine months of 2010. Earning assets acquired in connection with the Company’s FDIC-assisted acquisitions have generally allowed the Company to maintain level amounts of earning assets while interest rate floors on individual customer loans have allowed the Company to keep the yield on loans from falling precipitously in the current rate environment. Additionally, yields on the acquired assets have been much stronger than the Company’s other earning assets, helping boost the Company’s overall yield on earning assets.

Interest Expense

Total interest expense for the nine months ended September 30, 2011 amounted to $22.1 million, reflecting a slight increase of $103,000 from the same period of 2010. During the nine-month period ended September 30, 2011, the Company’s funding costs declined to 1.10% from 1.36% reported in the previous year. The majority of the decline in interest expense and costs relates to improvements in the cost of the Company’s retail time deposits which fell to 1.51% in the nine-month period ending September 30, 2011 compared to 1.83% in the same period in 2010. In addition to lower costs on deposits, the Company’s mix of deposits has improved over the past year. At the end of the third quarter of 2011, the Company had $1.64 billion in non-CD deposits compared to $1.25 billion at the same time in 2010. Non-interest bearing deposits increased 50.4% from $235.6 million and 11.2% of total deposits at September 30, 2010 to $354.4 million and 13.5% of total deposits at September 30, 2011.

Net Interest Income

Higher levels of earning assets with generally level yields have combined with reduced funding costs to result in material improvements in net interest income. For the year-to-date period ending September 30, 2011, the Company reported $81.44 million of net interest income on a tax equivalent basis, compared to $67.5 million of net interest income for the same period in 2010. The Company’s net interest margin increased to 4.40% in the nine month period ending September 30, 2011 compared to 4.14% in the same period in 2010.

Provision for Loan Losses

The provision for loan losses decreased to $23.7 million for the nine months ended September 30, 2011 compared to $39.1 million in the same period in 2010. Non-performing assets totaled $113.6 million at September 30, 2011, compared to $140.8 million at September 30, 2010. For the nine-month period ended September 30, 2011, Ameris had net charge-offs totaling $21.4 million, compared to $39.8 million for the same period in 2010. Annualized net charge-offs as a percentage of loans improved from 3.65% during the first nine month of 2010 to 2.09% during the first nine months of 2011.

Non-interest Income

Non-interest income for the first nine months of 2011 was $45.9 million, compared to $23.0 million in the same period in 2010. Excluding non-recurring gains on investment securities and FDIC-assisted acquisitions, the Company’s non-interest income totaled $18.8 million, an increase of 29.0% compared to the same period in 2010. Service charges on deposit accounts increased approximately $2.8 million to $13.6 million in the first nine months of 2011 compared to the same period in 2010. The increases in service charges are related to higher numbers of deposit accounts subject to fees and charges as well as incremental revenue from the deposit accounts acquired in the Company’s FDIC-assisted acquisitions. Income from mortgage banking activity declined from $1.9 million in the first nine months of 2010 to $1.5 million in the first nine months of 2011 due to the reduction in re-finance activity. The accretion of the discount of the FDIC indemnification asset also attributed to the increase of non-interest income during the first nine months of 2011 compared to the same period in 2010.

Non-interest Expense

Total operating expenses for the first nine months of 2011 increased to $73.0 million compared to $59.3 million in the same period in 2010. Salaries and benefits increased $5.9 million when compared to the first nine months of 2010; however, this increase is in proportion to the Company’s asset growth. Occupancy and equipment expenses for the first nine months of 2011 amounted to $8.7 million, representing an increase of $2.4 million from the same period in 2010. Data processing and telecommunications expenses increased $2.1 million to $7.7 million for the first nine months of 2011 from $5.6 million for the same period in 2010. Both of these increases are directly correlated to the increase in the number of branch locations from September 30, 2010 to September 30, 2011. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, increased to $14.7 million in the first nine months of 2011 compared to $11.5 million in the first nine months of 2010 for the same reasons as discussed in the quarter to date results above.

Income Taxes

In the first nine months of 2011, the Company recorded an income tax expense totaling approximately $10.0 million, representing an effective tax rate of 33.3%. This compares to a benefit of $3.3 million in the first nine months of 2010 representing an effective rate of 36.0%.

Financial Condition as of September 30, 2011

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2011, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2011, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
September 30, 2011:
U.S. government agencies	$20,007	$20,309	1.49%	1.30	$14,300
State and municipal securities	68,486	71,682	3.70%	5.84	5,579
Corporate debt securities	11,638	11,528	6.79%	6.52	100
Mortgage-backed securities	230,786	237,320	3.33%	2.90	66,521

Total debt securities	$330,917	$340,839	3.42%	3.57	$86,500

September 30, 2010:
U.S. government agencies	$15,358	$16,281	4.15%	3.07	$7,250
State and municipal securities	46,600	48,772	4.96%	5.75	2,487
Corporate debt securities	12,522	9,853	6.69%	7.15	—
Mortgage-backed securities	153,545	160,921	4.54%	2.34	43,637

Total debt securities	$228,025	$235,827	4.72%	3.35	$53,374

Loans and Allowance for Loan Losses

At September 30, 2011, gross loans outstanding (including covered loans) were $1.96 billion, an increase from $1.65 billion reported at September 30, 2010. When compared to December 31, 2010, gross loans increased approximately $34.6 million, or 1.8%. The Company’s participation in FDIC-assisted acquisitions was integral to being able to maintain a certain level of loans because management does not believe that enough loan opportunities with acceptable quality and profitability existed in our current market areas to cause loan footings to stabilize and increase. Decreases in legacy loans over the past year reflect this trend, with legacy loans declining 6.0% from $1.46 billion at September 30, 2010 to $1.37 billion at September 30, 2011.

The decline in loans also reflects management’s focus on reducing higher risk loans within the Bank’s loan portfolio, as well as the slower economic environment that persisted throughout 2009 and 2010. The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

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

For the nine month period ended September 30, 2011, the Company recorded net charge-offs totaling $21.4 million, compared to $39.8 million for the period ended September 30, 2010. The provision for loan losses for the nine months ended September 30, 2011 decreased to $23.7 million compared to $39.1 million during the nine-month period ended September 30, 2010. At the end of the third quarter of 2011, the allowance for loan losses totaled $35.2 million, or 2.57% of total legacy loans, compared to $34.6 million, or 2.52% of total legacy loans, at December 31, 2010 and $34.1 million, or 2.34% of total legacy loans, at September 30, 2010.

The following table presents an analysis of the allowance for loan losses for the nine months ended September 30, 2011 and 2010:

(Dollars in Thousands)	September 30, 2011	September 30, 2010
Balance of allowance for loan losses at beginning of period	$34,576	$35,762
Provision charged to operating expense	22,098	38,097
Charge-offs:
Commercial, financial and agricultural	3,855	3,577
Real estate – residential	3,641	8,763
Real estate – commercial and farmland	7,851	13,734
Real estate – construction and development	6,859	15,335
Consumer installment	508	701
Other	—	—

Total charge-offs	22,714	42,110

Recoveries:
Commercial, financial and agricultural	153	549
Real estate – residential	107	166
Real estate – commercial and farmland	43	658
Real estate – construction and development	873	662
Consumer installment	102	288
Other	—	—

Total recoveries	1,278	2,323

Net charge-offs	21,436	39,787

Balance of allowance for loan losses at end of period	$35,238	$34,072

Net annualized charge-offs as a percentage of average loans	2.09%	3.16%
Allowance for loan losses as a percentage of loans at end of period	2.57%	2.34%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $595.4 million, $555.0 million and $185.3 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $81.9 million, $54.9 million and $28.4 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value of $95.0 million, $168.9 million and $45.8 million on the 2011, 2010 and 2009 acquisition dates, respectively. The FDIC loss-share receivable reported at September 30, 2011, December 31, 2010 and September 30, 2010 was $239.7 million, $177.2 million and $42.5 million, respectively.

The Company recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company recorded provision for loan loss expense of $1.6 million and $1.7 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30,	December 31,	September 30,
	2011	2010	2010
Commercial, financial and agricultural	$49,859	$47,309	$16,506
Real estate – construction and development	82,933	89,781	43,047
Real estate – commercial and farmland	323,760	257,428	90,158
Real estate – residential	135,318	149,226	27,736
Consumer installment	3,558	11,247	7,841

	$595,428	$554,991	$185,288

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

As of September 30, 2011, nonaccrual or impaired loans totaled $59.1 million, a decrease of approximately $20.2 million since December 31, 2010. The decrease in nonaccrual loans is due to success in the foreclosure and resolution process as well as a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 3.77%, 4.62% and 5.78% at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Non-performing assets at September 30, 2011, December 31, 2010 and September 30, 2010 were as follows:

(Dollars in Thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Total nonaccrual loans	$59,067	$79,289	$89,682
Other real estate owned and repossessed collateral	54,487	57,915	48,430
Accruing loans delinquent 90 days or more	20	—	—

Total non-performing assets	$113,574	$137,204	$138,112

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

As of September 30, 2011, the Company exhibited a concentration in CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2011 and December 31, 2010. The loan categories and concentrations below are based on Federal Reserve Call codes and include covered loans.

(Dollars in Thousands)	September 30, 2011		December 31, 2010
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$228,703	12%	$250,211	13%
Multi-family loans	58,627	3%	55,121	3%
Nonfarm non-residential loans	810,343	41%	760,598	39%

Total CRE Loans	$1,097,673	56%	$1,065,930	55%
All other loan types	866,650	44%	863,818	45%

Total Loans	$1,964,323	100%	$1,929,748	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of September 30, 2011 and December 31, 2010:

	Internal Limit	September 30, 2011	December 31, 2010
		Actual	Actual
Construction and development, including covered loans	100%	67%	79%
Commercial real estate, including covered loans	300%	256%	257%

Construction and development, excluding covered loans	100%	43%	51%
Commercial real estate, excluding covered loans	300%	165%	215%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At September 30, 2011, the Company’s short-term investments were $170.3 million, compared to $261.3 million and $306.9 million at December 31, 2010 and September 30, 2010, respectively. The recent FDIC-assisted acquisitions allowed the Company to replace short term assets with loans backed by shared-loss agreements with the FDIC.

Derivative Instruments and Hedging Activities

The Company had cash flow hedges with notional amounts totaling $35.0 million at December 31, 2010 and September 30, 2010, for the purpose of converting floating rate loans to fixed rate. The Company had a cash flow hedge with notional amount of $37.1 million at September 30, 2011 and December 31, 2010 for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of these instruments amounted to approximately ($31,000), $3.0 million and $1.3 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively, and was recorded as an asset. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

As of September 30, 2011, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at September 30, 2011, December 31, 2010 and September 30, 2010.

	September 30,	December 31,	September 30,
	2011	2010	2010
Leverage Ratio (tier 1 capital to average assets)
Consolidated	10.59%	11.34%	12.42%
Ameris Bank	10.46	11.05	12.01
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	19.16%	18.19	18.55
Ameris Bank	18.99	17.62	17.75
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	20.42%	19.45	19.81
Ameris Bank	20.25	18.88	19.01

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

Interest Rate Sensitivity and Liquidity

The Company’s primary market risk exposures are credit risk, interest rate risk, and to a lesser degree, liquidity risk. The Bank operates under an Asset Liability Management Policy approved by the Company’s Board of Directors and the ALCO Committee. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2011, there were $21.0 million of advances outstanding on the Company’s lines of credit with the FHLB.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Investment securities available for sale to total deposits	12.97%	13.31%	11.76%	12.72%	11.25%
Loans (net of unearned income) to total deposits (1)	52.07%	54.16%	52.32%	54.22%	69.36%
Interest-earning assets to total assets	82.23%	83.97%	83.63%	84.57%	89.99%
Interest-bearing deposits to total deposits	86.52%	87.34%	87.71%	88.09%	88.77%

(1)	Loans exclude covered assets where appropriate

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2011 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At September 30, 2011, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 9, 2011	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	Interactive data file