Form 10-K
period 2011-12-31
Ameris Bancorp
filed 2012-02-27
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $215.0 million.

As of February 17, 2012, the registrant had outstanding 23,751,294 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

ITEM 1. BUSINESS

OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly-owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 310 First St., S.E., Moultrie, Georgia 31768, our telephone number is (229) 890-1111 and our internet address is www.amerisbank.com. We operate 62 domestic banking offices with no foreign activities. At December 31, 2011, we had approximately $2.99 billion in total assets, $1.92 billion in total loans, $2.59 billion in total deposits and stockholders’ equity of $293.8 million. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Capital Trust Securities

On September 20, 2006, the Company completed a private placement of an aggregate of $36 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust subsidiary of Ameris, Ameris Statutory Trust I (the “Trust”). The trust preferred securities carry a quarterly adjustable interest rate of 1.63% over the 3-Month LIBOR. The trust preferred securities mature on December 15, 2036 and became redeemable at the Company’s option on September 15, 2011. The terms of the trust preferred securities are set forth in that certain Amended and Restated Declaration of Trust dated as of September 20, 2006 among Ameris, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein. The payments of distributions on, and redemption or liquidation of, the trust preferred securities issued by the Trust are guaranteed by Ameris pursuant to a Guarantee Agreement dated as of September 20, 2006 between Ameris and Wilmington Trust Company, as trustee.

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

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime type loans. In addition, the Company does not buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Excluding covered loans, less than 1% of the Company’s loan portfolio was subject to loan participation agreements at December 31, 2011 and 2010.

At December 31, 2011, our loan portfolio totaled $1.92 billion, representing approximately 64.0% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Agricultural Loans. Our agricultural loans are extended to finance crop production, the purchase of farm-related equipment or farmland and the operations of dairies, poultry producers, livestock and timber growers. Agricultural loans typically involve seasonal balance fluctuations. Although we typically look to an agricultural borrower’s cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance and mortgage on real estate. The lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower’s updated cash flow projections. A portion of our agricultural loans is guaranteed by the Farm Service Agency Guaranteed Loan Program.

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

Individual lending authority is assigned by the Company’s Senior Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by one of three regional credit officers. When the request for approval exceeds the authority level of the regional credit officer, the approval of the Company’s Senior Credit Officer and/or the Company’s loan committee are required. All new loans or modifications to existing loans in excess of $250,000 are reviewed monthly by the Company’s credit administration department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our monthly internal loan review process which is independent of the originating loan officer, or by our independent external loan review firm.

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

Use of Derivatives

The Company seeks to provide a stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company regularly considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2011, the Company benefited from an interest rate swap with a notional amount of $37.1 million and an interest rate floor with a notional amount of $35.0 million. The interest rate floor, which was classified as a cash flow hedge against certain variable rate loans on the Company’s balance sheet, expired in August 2011. The hedge was indexed to the prime rate as are the variable rate loans and had a strike rate of 7.00%. During 2011, the Company received approximately $825,000 of interest payments on the interest rate floor, which have been classified as interest income on loans. The interest rate swap, which was classified as a cash flow hedge against the subordinated deferrable interest debentures on the Company’s balance sheet, is indexed to LIBOR.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

High Trust Bank

On July 15, 2011, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of High Trust Bank (“HTB”) from the FDIC, as Receiver of HTB. HTB operated two branches in Stockbridge and Leary, Georgia, with $133.5 million in loans and $175.9 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and other real estate owned (“OREO”). Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire HTB included a discount on the book value of the assets totaling $33.5 million. The bid resulted in a cash payment from the FDIC totaling $30.2 million.

One Georgia Bank

On July 15, 2011, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of One Georgia Bank (“OGB”) from the FDIC, as Receiver of OGB. OGB operated one branch in Midtown Atlanta, Georgia, with $120.8 million in loans and $136.1 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire OGB included a discount on the book value of the assets totaling $22.5 million. The bid resulted in a cash payment to the FDIC totaling $5.7 million.

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

United Security Bank

On November 6, 2009, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of United Security Bank (“USB”) from the FDIC, as Receiver of USB. USB operated one branch in Woodstock, Georgia and one branch in Sparta, Georgia, with total loans of $108.4 million and $141.1 million of total deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement the FDIC will absorb 80% of losses and share 80% of loss recoveries on the first $46 million of losses and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $46 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire USB included a discount on the book value of the assets totaling $32.6 million. Also included in the bid was a premium of approximately $228,000 on USB’s deposits. The bid resulted in a cash payment from the FDIC totaling $24.2 million.

American United Bank

On October 23, 2009, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of American United Bank (“AUB”) from the FDIC, as Receiver of AUB. AUB operated only one branch in Lawrenceville, Georgia, a northeast suburb of Atlanta, Georgia, with $85.7 million in loans and $100.5 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries on the first $38 million of losses and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $38 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

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

Competition among providers of financial products and services continues to increase with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchise of acquirers. Management expects that competition will become more intense in the future due to changes in state and federal laws and regulations and the entry of additional bank and nonbank competitors. See “Supervision and Regulation” under this Item.

EMPLOYEES

At December 31, 2011, the Company employed approximately 746 full-time-equivalent employees. We consider our relationship with our employees to be good.

We have adopted one retirement plan for our employees, the Ameris Bancorp 401(k) Profit Sharing Plan. This plan provides deferral of compensation by our employees and contributions by Ameris. As a result of the Company’s financial performance in 2011 and 2010, it did not make any contributions for eligible employees during either or those years. We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market areas. Our employees are not represented by any collective bargaining group.

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2011, we had $1.90 billion in total loans outstanding, of which $6.9 million were outstanding to certain directors and their affiliates. Company policy prohibits loans to executive officers.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. There were no amounts of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval as of December 31, 2011.

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

A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. Since 2001, our consolidated capital ratios have increased due to the issuance of trust preferred securities. At December 31, 2011, all of our trust preferred securities were included in Tier 1 Capital. At December 31, 2011, our total risk-based capital ratio and our Tier 1 risk-based capital ratio were 20.05% and 18.80%, respectively. Neither Ameris nor its Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. Our ratio at December 31, 2011 was 10.76% compared to 11.34% at December 31, 2010. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2011, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The regulatory capital framework under which we operate is expected to change in significant respects as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, and other regulation, including a separate regulatory capital initiative known as “Basel II.” Currently, the Company and the Bank are governed by a set of capital rules that the Federal Reserve and the FDIC have had in place since 1988, with some subsequent amendments and revisions. These rules are popularly known as “Basel I.” In 2004, the Basel Committee on Banking Supervision published a new capital accord (“Basel II”) to replace Basel I. Basel II provides several options for determining capital requirements for credit and operational risk. In December 2007, U.S. regulators adopted a final rule implementing Basel II’s “advanced approach” for “core banks” – U.S. banking organizations with over $250 billion in banking assets or on-balance-sheet foreign exposures of at least $10 billion. For other banking organizations, the U.S. banking agencies proposed a rule in July 2008 that would have enabled these organizations to adopt the Basel II “standardized approach.” In September 2009, as a response to the ongoing financial crisis that had adversely affected global credit markets, the Treasury issued principles for stronger capital and liquidity standards for banking firms, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards developed by Basel II. In December 2010, Basel III was finalized, with new standards that, as fully phased in, would require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III requirements also call for a capital conservation buffer, designed to absorb losses during periods of economic stress. Basel III emphasizes quality of capital rather than the appropriate allocation of capital to bank assets based on credit risk, and it does not purport to replace or overrule Basel II.

Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act. The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by U.S. banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks. In June 2011, the federal banking agencies adopted a rule applicable to only large, internationally active banks requiring their risk-based capital to meet the higher of the minimum requirements under the advanced approaches or under the risk-based capital rules generally applicable to United States banks.

The Dodd-Frank Act includes certain provisions concerning the capital regulations of U.S. banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under these provisions, trust preferred securities issued before May 19, 2010 by a company with total consolidated assets of less than $15 billion and treated as regulatory capital, such as those issued by our Company, are grandfathered, but any such securities issued later are not eligible for treatment as regulatory capital. Banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed above. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Dodd-Frank Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act. No proposed regulations have been issued to date.

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

FDIC Insurance Assessments

The FDIC insures the deposit accounts of the Bank up to the maximum amount provided by law. The general insurance limit is $250,000. Effective November 21, 2008 and until December 31, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program (“TLGP”). Provided an institution did not opt out of the TLGP, the FDIC would fully guarantee funds deposited in non-interest bearing transaction accounts, including interest on lawyer trust accounts (or “IOLTA” accounts) and negotiable order of withdrawal accounts (or “NOW” accounts), with rates no higher than 0.50% through June 30, 2010 and no higher than 0.25% after June 30, 2010, if the institution committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, the amount of FDIC assessments paid by each Deposit Insurance Fund (“DIF”) member institution also increased. The Dodd-Frank Act now provides temporary, unlimited deposit insurance for all non-interest bearing transaction accounts. In January 2011, the FDIC issued final rules implementing this provision of the Dodd-Frank Act by including IOLTAs within the definition of non-interest bearing transaction accounts. Under the FDIC’s final rules, all funds held in IOLTA accounts, together with all other non-interest bearing transaction account deposits, are fully insured, without limit, from December 31, 2010 through December 31, 2012.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. Under the rules in effect through March 31, 2011, these rates are applied to the institution’s deposits. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates applies to each risk category, subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011 under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion will be assigned to a risk category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

The Company’s insurance assessments during 2011, 2010 and 2009 were $4.5 million, $5.1 million and $3.5 million, respectively. Because of the growing number of bank failures and costs to the DIF, the FDIC required a special assessment during 2009 totaling $1.1 million and further required that we prepay the assessments that would normally have been paid during 2010 – 2012. This prepaid assessment amounted to $12.3 million during 2009. The remaining prepaid balance at December 31, 2011 was $4.2 million and is included in other assets on the Company’s consolidated balance sheets.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% on institutions with assets of less than $10 billion from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2011 ranged from 0.66 cents to 1.00 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

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

Anti-Terrorism Regulatory Matters

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

As of December 31, 2011 and excluding covered assets, our C&D concentration as a percentage of capital totaled 44.3% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 136.5%. Including loans subject to loss-share agreements with the FDIC, the Company’s C&D concentration as a percentage of capital totaled 70.6% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 227.8%

TARP Regulations

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

Limitations on Incentive Compensation

The Dodd-Frank Act requires the federal banking regulators and other agencies, including the SEC, to issue regulations or guidelines requiring disclosure to the regulators of incentive-based compensation arrangements and to prohibit incentive-based compensation arrangements for directors, officers or employees that encourage inappropriate risks by providing excessive compensation, fees or benefits or that could lead to material financial loss to a financial institution. Proposed regulations for this purpose have been published, which are based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring. The proposed regulations are consistent with the Guidance on Sound Incentive Compensation Policies issued by the Federal Reserve, the FDIC and other regulators in June 2010.

As part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations will be reviewed, and the regulator’s findings will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct any deficiencies.

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

In addition, from time to time, various other legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies, that may impact the Company or the Bank. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of Ameris in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

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

The capital and credit markets have been experiencing volatility and disruption for approximately four years. Declines in the housing market over this period, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, as well as major commercial and investment banks. As a result of the broad based economic decline and the troubled economic conditions, financial institutions have pursued strategies that include seeking additional capital or merging with larger and stronger institutions. In some cases, financial institutions that did not pursue defensive strategies or did not succeed in those strategies, have failed. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Additionally, the market disruptions have increased the level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve materially in the near future and are managing the Company with numerous defensive strategies. A worsening of the current conditions would exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2011, net interest income made up 81.5% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

Our concentration of real estate loans subjects the Company to risks that could materially adversely affect our results of operations and financial condition.

The majority of our loan portfolio is secured by real estate. As the economy has deteriorated and depressed real estate values, the collateral value of the portfolio and the revenue stream from those loans has come under stress and has required additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate and resolve credit quality issues is dependent on real estate activity and real estate prices, both of which have been unpredictable for more than four years.

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

In the past, we have utilized de novo branching in new and existing markets as a way to supplement our growth. De novo branching and any acquisition carry with it numerous risks, including the following:

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

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and current U.S. military operations and other instances of unrest around the world, we cannot predict with certainty possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the U.S. government and other governments in responding to such terrorist attacks or instances of unrest may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

The success of past FDIC-assisted transactions, including the acquisitions of AUB, USB, SCB, FBJ, TBC, DBT, OGB and HTB, and any FDIC-assisted transaction in which the Company may participate in the future will depend on a number of factors, including, but not limited to, the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 310 First St. SE, Moultrie, Georgia 31768. The Company occupies approximately 6,300 square feet at this location plus an additional 37,248 square feet used for support services for banking operations, including credit, sales and operational support, as well as audit and loan review services. In addition to its corporate headquarters, Ameris operates 62 office or branch locations, of which 48 are owned and 14 are subject to either building or ground leases, and five mortgage production offices, all of which are subject to building leases. At December 31, 2011, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and the Bank are parties to legal proceedings arising in the ordinary course of our business operations. Management, after consultation with legal counsel, does not anticipate that current litigation will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The Common Stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ABCB”. The following table sets forth: (i) the high and low sales prices for the Common Stock as quoted on NASDAQ during 2011 and 2010, as adjusted for stock dividends; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2011	High	Low	Dividend
March 31	$11.20	$9.15	—
June 30	10.25	8.49	—
September 30	10.36	8.31	—
December 31	10.98	8.51	—

Quarter Ended 2010	High	Low	Dividend
March 31	$10.19	$6.88	1 for 130
June 30	11.64	8.90	1 for 210
September 30	10.59	7.75	—
December 31	11.15	8.69	—

Dividends

The amount of and nature of any dividends declared on our Common Stock in the future will be determined by our Board of Directors in their sole discretion. During 2008, the Board reduced our dividend rate from $0.56 per share of Common Stock annually to $0.20 per share annually. Beginning with the third quarter of 2009, the Board also replaced our cash dividend with a stock dividend, and during 2010, the stock dividend was suspended as well. Should the Board determine to declare a cash dividend in the future, the Company would be required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1. of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Holders of Common Stock

As of February 15, 2012, there were approximately 2,260 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) Index and the index of NASDAQ Bank Stocks for the five-year period commencing December 31, 2006, and ending December 31, 2011. This line graph assumes an investment of $100 on December 31, 2006 and reinvestment of dividends and other distributions to shareholders.

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. The eight FDIC assisted transactions completed in 2009, 2010 and 2011 significantly affected the comparability of selected financial data. Specifically, since these acquisitions were accounted for using the purchase method, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part I, Item 1. of this Annual Report and in Note 2, “Assets Acquired in FDIC-Assisted Acquisitions,” in the Notes to Consolidated Financial Statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands, Except Per Share Data)
Selected Balance Sheet Data:
Total assets	$2,994,308	$2,972,168	$2,423,970	$2,407,090	$2,112,063
Total loans, gross	1,332,086	1,374,757	1,584,359	1,695,777	1,614,048
Covered assets (loans and OREO)	650,106	609,922	146,585	—	—
Investment securities available for sale	339,967	322,581	245,556	367,894	289,382
FDIC loss-share receivable	242,394	177,187	45,840	—	—
Total deposits	2,591,566	2,535,426	2,123,116	2,013,525	1,757,265
Stockholders’ equity	293,770	273,407	194,964	239,359	191,249

Selected Income Statement Data:
Interest income	$141,071	$119,071	$114,573	$129,008	$146,077
Interest expense	27,547	29,794	40,550	56,343	70,999

Net interest income	113,524	89,277	74,023	72,665	75,078

Provision for loan losses	32,729	50,521	42,068	35,030	11,321
Other income	52,807	35,248	58,353	19,149	17,592
Other expenses	101,953	81,188	124,800	62,753	58,896

Income/(loss) before income taxes	31,649	(7,184)	(34,492)	(5,969)	22,453
Income tax expense/(benefit)	10,556	(3,195)	7,297	(2,053)	7,300

Net income/(loss)	$21,093	$(3,989)	$(41,789)	$(3,916)	$15,153

Preferred stock dividends	3,241	3,213	3,161	328	—

Net income/(loss) available to common shareholders	$17,852	$(7,202)	$(44,950)	$(4,244)	$15,153

Per Share Data:
Net income/(loss) – basic	$0.76	$(0.35)	$(3.27)	$(0.31)	$1.12
Net income/(loss) – diluted	0.76	(0.35)	(3.27)	(0.31)	1.11
Common book value	10.23	9.44	10.52	14.06	14.12
Common dividends – cash	—	—	.10	0.38	0.56
Common dividends – stock	—	3 for 157	2 for 130	—	—

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands, Except Per Share Data)
Profitability Ratios:
Net income (loss) to average total assets	0.60%	(0.37)%	(0.52)%	(0.19)%	0.74%
Net income (loss) to average common stockholders’ equity	7.21	(4.44)	(6.25)	(2.22)	8.13
Net interest margin	4.57	4.11	3.52	3.65	4.02
Efficiency ratio	61.30	65.20	74.61	68.35	63.55

Loan Quality Ratios:
Net charge-offs to average loans*	2.23%	3.33%	2.77%	1.36%	0.53%
Allowance for loan losses to total loans *	2.64	2.52	2.26	2.33	1.71
Nonperforming assets to total loans and OREO*	8.76	8.38	6.87	4.13	1.60

Liquidity Ratios:
Loans to total deposits*	51.40%	54.22%	74.62%	84.22%	91.85%
Average loans to average earnings assets	76.72	76.50	79.26	82.32	81.72
Noninterest-bearing deposits to total deposits	15.26	11.91	11.16	10.36	9.36

Capital Adequacy Ratios:
Stockholders’ equity to total assets	9.81%	9.20%	8.04%	7.91%	9.06%
Common stock dividend payout ratio	NM	NM	NM	NM	50.00

*	Excludes covered assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2011, the Company reported net income available to common shareholders of $17.9 million, or $0.76 per share, compared to a net loss available to common shareholders in 2010 of $7.2 million, or ($0.35) per share. The Company’s income/(loss) as a percentage of average assets for 2011 and 2010 was 0.71% and (0.37%), respectively, while the Company’s income/(loss) as a percentage of average shareholders’ equity was 8.52% and (4.44%), respectively.

Highlights of the Company’s performance in 2011 include the following:

•

The Company participated in two FDIC-assisted acquisitions during 2011. These transactions resulted in after-tax gains of $17.5 million, representing the difference between the fair values of the assets acquired and the liabilities assumed. The Company received a net cash payment of $24.5 million from the FDIC to settle the acquisitions.

•

Tangible common equity to tangible assets increased from 7.35% at December 31, 2010 to 7.99% at December 31, 2011. Tangible common book value increased 9.1% per share from $9.22 per share at December 31, 2010 to $10.06 per share at December 31, 2011.

•

Total credit costs for the year ended December 31, 2011 were $58.1 million, a decrease of 16.5% when compared to 2010. Credit costs include the loan loss provision, losses on the sale of problem loans or OREO and legal costs associated with problem loans or OREO. Provision for loan loss expense for the full year 2011 amounted to $32.7 million, compared to $50.5 million for 2010. The lower provision costs were possible because of a reduction in new problem loans in 2011 when compared to 2010.

•

The Company’s net interest margin expanded in 2011 to 4.57% from 4.11% in 2010 because of strong incremental spreads on new business, steady yields on earning assets and continued decreases in funding costs. Yields on earning assets increased from 5.47% in 2010 to 5.68% in 2011, due primarily to improvements in the yield on covered loans. As expected cash flow on covered loans improves, a portion of the loan discount that was previously attributable to credit problems is reclassified into interest income. This reclassification occurs over the estimated life of the loan, which sometimes is a very short period of time.

•

Total assets at December 31, 2011 increased only slightly, growing 0.7% to $2.99 billion, compared to $2.97 billion at December 31, 2010. Average assets for the year reflected higher levels of growth considering the three acquisitions completed in the fourth quarter of 2010. Average assets and average earning assets in 2011 were $2.97 billion and $2.50 billion, respectively, compared to $2.50 billion and $2.20 billion, respectively, for 2010.

•

The Company’s deposit mix improved during 2011 with 65.7% of total deposits in non-CD accounts at December 31, 2011 compared to 58.2% at December 31, 2010. Growth in deposits came through acquisitions and through the continued efforts of our seasoned bankers. At December 31, 2011, non-interest bearing deposit accounts totaled $395.3 million, representing growth of 30.9% over balances at December 31, 2010.

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2011, we had three non-covered loans that exceed our in-house credit limit of $5.0 million. Total exposure to these three credits is $16.4 million. Additional disclosure concerning the Company’s largest loan relationships is provided below.

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

Fair Value Accounting Estimates

Generally accepted accounting principles (“GAAP”) require the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include impaired loans, OREO, and the net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, we determine fair values utilizing estimates, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management. At December 31, 2011, the percentage of the Company’s assets measured at fair value was 38%. See Note 19, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

Business Combinations

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

We have recorded on our consolidated balance sheet net deferred tax liabilities of $9.8 million as of December 31, 2011. Deferred gains on FDIC-assisted transactions represent the Company’s largest deferred tax liability, totaling $16.9 million. Allowances for loan losses associated with loans where no loss has yet been recorded for tax purposes represent the Company’s largest deferred tax asset, totaling $12.3 million.

Long-Lived Assets, Including Intangibles

During 2009, the Company engaged an independent third party to evaluate the carrying value of goodwill, and it was determined that the balance of goodwill was impaired. As such, the Company recorded an impairment charge of $54.8 million, representing the entire balance of goodwill during the fourth quarter of 2009. No goodwill was expensed or amortized during 2011 or 2010 in accordance with GAAP. During 2010, the Bank recorded new goodwill totaling $956,000 related to the acquisition of TBC.

The Company’s balance of intangible assets at December 31, 2011 totaled $3.3 million and is being amortized over its previously determined useful life. During 2010, the Bank recorded new core deposit intangibles totaling $1.7 million related to the acquisitions of SCB, FBJ, TBC and DBT.

NET INCOME/(LOSS) AND EARNINGS PER SHARE

The Company’s net income available to common shareholders during 2011 was $17.9 million, or $0.76 per diluted share. This is compared to a net loss available to common shareholders during 2010 of $7.2 million, or $0.35 per diluted share, and a net loss available to common shareholders during 2009 of $45.0 million, or $3.27 per diluted share. During the fourth quarter of 2009, the Company recorded a non-cash charge for goodwill impairment totaling $54.8 million. Excluding this non-cash charge for goodwill impairment that did not affect the Company’s tangible equity or liquidity, the Company reported net income available to common shareholders of $9.9 million, or $0.72 per diluted share, for the year ended December 31, 2009.

For the fourth quarter of 2011, the Company recorded net income available to common shareholders of $322,000, or $0.01 per diluted share, compared to net income available to common shareholders of $1.1 million, or $0.04 per diluted share, for the quarter ended December 31, 2010 and to a net loss available to common shareholders of $39.2 million, or $2.82 per diluted share, for the quarter ended December 31, 2009. Excluding the $54.8 million goodwill impairment recorded in the fourth quarter of 2009, net income available to common shareholders for the fourth quarter of 2009 totaled $15.7 million, or $1.14 per diluted share.

EARNING ASSETS AND LIABILITIES

Average earning assets in 2011 increased 13.5% to $2.50 billion as compared to 2010. The earning asset and interest-bearing liability mix is constantly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

The following statistical information should be read in conjunction with the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

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

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans	$1,919,276	$129,044	6.72%	$1,686,162	$108,315	6.42%	$1,684,910	$101,559	6.03%
Investment securities	338,736	12,277	3.62	259,652	11,691	4.50	289,320	13,505	4.67
Short-term assets	243,615	655	0.27	258,366	551	0.21	151,318	334	0.22

Total interest earning assets	2,501,627	141,976	5.68	2,204,180	120,557	5.47	2,125,548	115,398	5.43

Non-interest earning assets	464,172			288,116			145,791

Total assets	$2,965,799			$2,492,296			$2,271,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,233,346	$9,310	0.75%	$1,005,240	$10,601	1.05%	$865,001	$11,107	1.28%
Time deposits	1,013,817	16,194	1.60	905,418	18,046	1.99	900,744	27,399	3.04
Other borrowings	22,275	167	0.75	28,368	186	0.66	30,799	272	0.88
FHLB advances	18,008	460	2.55	7,738	82	1.06	7,974	104	1.30
Trust preferred securities	42,269	1,410	3.34	42,269	879	2.08	42,269	1,668	3.95

Total interest-bearing liabilities	2,329,715	27,541	1.18	1,989,033	29,794	1.50	1,846,787	40,550	2.20

Demand deposits	344,021			242,533			213,786
Other liabilities	9,540			17,881			9,472
Stockholders’ equity	282,523			242,849			201,294

Total liabilities and stockholders’ equity	$2,965,799			$2,492,296			$2,271,339

Interest rate spread			4.50%			3.97%			3.23%

Net interest income		$114,435			$90,763			$74,848

Net interest margin			4.57%			4.11%			3.52%

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

2011 compared to 2010. For the year ended December 31, 2011, interest income was $141.1 million, an increase of $22.0 million, or 18.5%, compared to the same period in 2010. Average earning assets increased $297.4 million, or 13.49%, to $2.50 billion for the year ended December 31, 2011 compared to $2.20 billion as of December 31, 2010. Yield on average earning assets on a taxable equivalent basis increased during 2011 to 5.68% compared to 5.47% for the year ended December 31, 2010. Higher yields on covered loans offset the lower yield on investment securities.

Interest expense on deposits and other borrowings for the year ended December 31, 2011 was $27.5 million, compared to $29.8 million for the year ended December 31, 2010. The Company’s funding mix improved during 2011, leading to significant savings in cost of funds. During 2011, average non-interest bearing accounts amounted to $344.0 million and comprised 13.3% of average total deposits compared to $242.5 million, or 11.3% of average total deposits during 2010. Average balances of time deposits amounted to $1.01 billion and comprised 39.1% of average total deposits compared to $905.4 million, or 42.1%, of average total deposits during 2010. This shift of balances from higher cost time deposits into non-interest bearing accounts helped reduce the cost of average interest-bearing liabilities from 1.50% in 2010 to 1.18% in 2011.

On a taxable-equivalent basis, net interest income for 2011 was $114.4 million compared to $90.8 million in 2010, an increase of $23.7 million, or 26.1%. The Company’s net interest margin, on a tax equivalent basis, increased to 4.57% for the year ended December 31, 2011 compared to 4.11% for the year ended December 31, 2010.

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

	2011 vs. 2010			2010 vs. 2009
	Increase	Changes Due To		Increase	Changes Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$20,729	$5,754	$14,975	$6,756	$6,680	$76
Interest on securities:	586	(2,975)	3,561	(1,814)	(429)	(1,385)
Short-term assets	104	135	(31)	217	(19)	236

Total interest income	21,419	2,914	18,505	5,159	6,232	(1,073)

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	(1,291)	(3,697)	2,406	(506)	(2,307)	1,801
Interest on time deposits	(1,852)	(4,013)	2,161	(9,353)	(9,495)	142
Interest on other borrowings	(19)	21	(40)	(86)	(65)	(21)
Interest on FHLB advances	378	269	109	(22)	(19)	(3)
Interest on trust preferred securities	531	531	—	(789)	(789)	—

Total interest expense	(2,253)	(6,889)	4,636	(10,756)	(12,675)	1,919

Net interest income	$23,672	$9,803	$13,869	$15,915	$18,907	$(2,992)

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

The Company’s provision for loan losses during 2011 amounted to $32.7 million, compared to $50.5 million for 2010 and $42.1 million in 2009. Net charge-offs in 2011 were 2.23% of average loans, excluding the loans covered in the FDIC-loss sharing agreements, compared to 3.33% in 2010 and 2.26% in 2009.

At December 31, 2011, non-performing assets, excluding assets covered in the FDIC-loss sharing agreements, amounted to $121.1 million, or 4.05% of total assets, compared to 4.62% at December 31, 2010. Other real estate was approximately $50.3 million as of December 31, 2011, reflecting a 13.1% decrease from the $57.9 million reported at December 31, 2010. The Company’s allowance for loan losses at December 31, 2011 was $35.2 million, or 2.64% of non-covered loans, compared to $34.6 million, or 2.52%, and $35.8 million, or 2.26%, at December 31, 2010 and 2009, respectively.

Non-Interest Income

Following is a comparison of non-interest income for 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Service charges on deposit accounts	$18,081	$15,143	$13,593
Mortgage banking activities	2,971	2,748	3,050
Other service charges, commissions and fees	1,247	805	531
Gain on sale of securities	238	200	871
Gain on acquisitions	26,867	14,651	38,566
Other income	3,403	1,701	1,742

	$52,807	$35,248	$58,353

2011 compared to 2010. Total non-interest income in 2011 was $52.8 million compared to $35.2 million in 2010, an increase of $17.6 million. The majority of the increase in non-interest income is the $12.2 million increase in gains realized on the FDIC-assisted transactions. In determining the gain from these transactions, the Company evaluated the fair value of the assets acquired and the liabilities assumed. Because the Company’s bid to acquire the assets included discounts totaling $56.0 million and because the anticipated losses were covered by loss-sharing agreements with the FDIC, Ameris determined that the fair value of the assets acquired exceeded the liabilities assumed.

Service charges on deposit accounts represent the largest component of recurring non-interest income. In 2011, excluding gains on securities and on acquisitions, service charges were 70% of total non-interest income, compared to 74% in 2010. The increase in service charges was due to the increased number of deposit accounts as a result of the FDIC-assisted transactions. Mortgage banking activities increased as the Company hired new mortgage producers to expand its mortgage banking business.

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

Income from mortgage banking activities declined during 2010. Although mortgage rates are at historically low levels, real estate activity and stricter underwriting guidelines from the guaranteeing agencies have limited the production to levels much lower than would have been anticipated.

Service charges on deposit accounts represent the largest component of recurring non-interest income. In 2010, excluding gains on securities and on acquisitions, service charges were 74% of total non-interest income, compared to 72% in 2009. The increase in service charges was due to the increased number of deposit accounts as a result of the FDIC-assisted transactions.

Non-Interest Expense

Following is a comparison of non-interest expense for 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Salaries and employee benefits	$40,210	$31,918	$31,939
Equipment and occupancy	11,390	8,212	8,914
Amortization of intangible assets	1,011	999	617
Data processing and communication costs	10,315	7,644	6,878
Advertising and public relations	722	566	1,661
Postage & delivery	1,528	1,248	1,245
Printing & supplies	1,312	924	1,020
Legal fees	311	647	445
Other professional fees	1,493	1,116	803
Directors fees	19	150	709
FDIC assessments	4,537	5,133	3,452
OREO and problem loan expenses	22,448	16,412	7,643
Goodwill impairment charge	—	—	54,813
Other expense	6,657	6,219	4,661

	$101,953	$81,188	$124,800

2011 compared to 2010. Operating expenses increased in 2011 from $81.2 million in 2010 to $102.0 million in 2011. Salaries and employee benefits increased 26.0% from $31.9 million in 2010 to $40.2 million in 2011. Equipment and occupancy expense increased 38.7% from $8.2 million in 2010 to $11.4 million in 2011. Both of these increases are due to the growth in personnel and branch locations as a result of recent FDIC-assisted transactions. During the fourth quarter of 2010, the Company completed three acquisitions with assets totaling $658.1 million. Because these occurred late in 2010, the additional expense associated with these acquisitions, as well as the two acquisitions completed in July 2011, skew the growth in operating expenses. Expressed as a percentage of average assets, total operating expense net of credit related and non-recurring merger costs in 2011 was 2.62%, only a slight increase from 2.55% reported in 2010.

Data processing and telecommunications expense increased during 2011 to $10.3 million, an increase of 34.9% when compared to the $7.6 million reported in 2010. During 2011, the Company had approximately $1.6 million of non-recurring charges associated with the conversion of core operating systems of acquired banks. Excluding these amounts, data processing expense would have increased a more reasonable $1.1 million, or 13.9%, during 2011.

Problem loan and OREO expenses increased $6.0 million in 2011, as the level of OREO and problem loans remained elevated throughout the year. Excluding credit related expenses, total operating expenses were $79.5 million for the year ended December 31, 2011, compared to $64.8 million for 2010.

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

Income Taxes

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2011, the Company recorded income tax expense of $10.6 million. This compares to an income tax benefit of $3.2 million for the year ended December 31, 2010 and income tax expense of $7.3 million for the year ended December 31, 2009. The Company’s effective tax rate was 33%, 44% and 21% for the years ended December 31, 2011, 2010 and 2009, respectively. The Company has excluded the goodwill impairment charge of $54.8 million for purposes of calculating the 2009 effective tax rate. The Company’s higher effective tax rate for 2010 was due to the impact of tax-exempt income compared to total taxable income for the year.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2011, approximately 85.1% of our loan portfolio was secured by real estate. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Commercial, financial & agricultural	$142,960	$142,312	$169,280	$184,187	$194,629
Real estate – construction & development	130,270	162,594	234,403	342,161	382,171
Real estate – commercial & farmland	672,765	683,974	749,029	718,821	624,582
Real estate – residential	330,727	344,830	380,080	395,372	352,695
Consumer installment loans	37,296	34,293	40,984	47,160	52,736
Other	18,068	6,754	10,583	8,076	7,235

	1,332,086	1,374,757	1,584,359	1,695,777	1,614,048
Less allowance for possible loan losses	35,156	34,576	35,762	39,652	27,640

Loans, net	$1,296,930	$1,340,181	$1,548,597	$1,656,125	$1,586,408

The following table provides additional disclosure on the various loan types comprising the subgroup “Real estate – commercial & farmland” at December 31, 2011 (in thousands):

	Outstanding Balance	Average Maturity (Months)	Average Rate	% non-accrual
Owner-Occupied	$267,335	41	6.35%	1.86%
Farmland	108,581	27	6.49%	1.39%
Apartments	48,493	43	5.90%	—
Hotels / Motels	40,133	42	7.59%	30.70%
Auto Dealers	7,510	36	5.40%	35.48%
Offices / Office Buildings	50,874	40	6.46%	9.14%
Strip Centers (Anchored & Non-Anchored)	26,114	48	5.44%	8.30%
Convenience Stores	4,941	26	6.57%	2.25%
Retail Properties	45,879	37	6.12%	1.79%
Warehouse Properties	28,708	46	6.97%	14.23%
All Other	44,197	27	6.65%	4.71%

	$672,765	35	6.44%	5.26%

Assets Covered by Loss-Sharing Agreements with the FDIC - Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaling $571.5 million and $555.0 million at December 31, 2011 and 2010, respectively, are not included in the preceding table. OREO that is covered by the loss-sharing agreements with the FDIC totaled $78.6 million and $54.9 million at December 31, 2011 and 2010, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value of $95.0 million, $168.9 million and $45.8 million on the 2011, 2010 and 2009 acquisition dates, respectively. The FDIC loss-share receivable reported at December 31, 2011 and 2010 was $242.4 million and $177.2 million, respectively.

The Company recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. For the years ended December 31, 2011 and 2010, the Company recorded approximately $2.4 million and $1.7 million, respectively, of provision for loan losses to account for decreases in estimated cash flows on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Covered loans are shown below according to loan type as of the end of the years shown (in thousands):

	2011	2010
Commercial, financial & agricultural	$41,867	$47,309
Real estate – construction & development	77,077	89,781
Real estate – commercial & farmland	321,257	257,428
Real estate – residential	127,644	149,226
Consumer installment loans	3,644	11,247

Total Covered Loans	$571,489	$554,991

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

	Balance	Average Rate	Average Maturity (months)	% unsecured	% in non- accrual status
Commercial, financial & agricultural	$6,091	5.58%	20	32.4%	—
Real estate – construction & development	9,235	5.41%	12	—	4.42%
Real estate – commercial & farmland	105,820	5.27%	32	—	2.93%
Real estate – residential	2,990	5.94%	15	—	—
Consumer installment loans	4,785	4.52%	119	2.8%	—

Total	$128,921	5.48%	28	1.6%	2.72%

Ameris Bank Loan Portfolio	$1,332,086	6.21%	40	1.1%	5.32%

Total loans as of December 31, 2011 are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)
Commercial, financial & agricultural	$66,405	$59,450	$17,105	$142,960
Real estate – construction & development	69,091	53,614	7,565	130,270
Real estate – commercial & farmland	170,077	373,144	129,544	672,765
Real estate – residential	107,116	129,699	93,912	330,727
Consumer installment loans	10,873	24,515	1,908	37,296
Other	18,068	—	—	18,068

	$441,630	$640,422	$250,034	$1,332,086

The following table summarizes loans at December 31, 2011 with maturity dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$614,529
Floating or adjustable interest rates	275,927

$890,456

Covered loans as of December 31, 2011, are shown below according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)
Covered loans	$190,535	$167,844	$213,110	$571,489

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses represents a reserve for inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent loan reviewers and regulatory authorities, we further segregate our loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to fine tune the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on data such as current loan quality trends, current economic conditions and other factors in the markets where the Bank operates. Factors considered include among others, current valuations of real estate in our markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events, such as major plant closings.

We have developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Senior Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of allowance. Many of the larger loans require an annual review by an independent loan officer and are often reviewed by independent third parties. As a result of these loan reviews, certain loans may be assigned specific allowance allocations. Other loans that surface as problem loans may also be assigned specific allowance allocations . Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer as well as the Director of Internal Audit.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At December 31,
	2011		2010		2009		2008		2007
	(Dollars in Thousands)
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial, financial, and agricultural	$2,918	11%	$2,779	10%	$3,375	11%	$4,675	11%	$3,830	13%
R/E Commercial & Farmland	14,226	50	14,971	50	25,304	67	20,770	63	17,199	62
R/E Construction & Development	9,438	10	7,705	12	3,552	6	4,907	10	3,487	11

Total Commercial	26,582	71	25,455	72	32,231	84	30,352	84	24,516	86

R/E Residential	8,128	25	8,664	25	2,636	12	3,285	11	2,078	10
Consumer Installment	446	4	457	3	895	4	1,015	5	1,046	4
Unallocated	—	—	—	—	—	—	5,000	—	—	—

	$35,156	100%	$34,576	100%	$35,762	100%	$39,652	100%	$27,640	100%

The following table presents an analysis of our loan loss experience, excluding covered loans, for the periods indicated:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Average amount of non-covered loans outstanding	$1,348,557	$1,448,662	$1,662,061	$1,667,483	$1,536,243

Balance of allowance for possible loan losses at beginning of period	$34,576	$35,762	$39,652	$27,640	$24,863

Charge-offs:
Commercial real estate, financial and agricultural	(25,475)	(41,442)	(35,231)	(18,711)	(8,735)
Residential real estate	(5,399)	(10,091)	(10,859)	(4,514)	(623)
Consumer Installment	(749)	(1,090)	(1,041)	(1,115)	(1,057)
Recoveries:
Commercial real estate, financial and agricultural	1,593	2,097	742	733	1,339
Residential real estate	146	186	278	199	120
Consumer Installment	123	315	153	390	412

Net charge-offs	(29,761)	(50,025)	(45,958)	(23,018)	(8,544)

Additions to allowance charged to operating expenses	30,341	48,839	42,068	35,030	11,321

Balance of allowance for possible loan losses at end of period	$35,156	$34,576	$35,762	$39,652	$27,640

Ratio of net loan charge-offs to average non-covered loans	2.23%	3.33%	2.73%	1.38%	0.56%

NONPERFORMING LOANS

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectability is charged to the allowance for possible loan losses. Interest on loans that are classified as non-accrual is recognized when received. Past due loans are placed on non-accrual status when principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. The following table presents an analysis of non-covered loans accounted for on a non-accrual basis.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Commercial, financial & agricultural	$3,987	$8,648	$4,774	$4,810	$1,736
Real estate – construction & development	15,020	7,887	15,787	10,522	3,754
Real estate – commercial & farmland	35,385	55,170	67,172	44,235	11,037
Real estate – residential	15,498	6,376	6,965	4,730	1,076
Consumer installment loans	933	1,208	1,433	1,117	865

Total	$70,823	$79,289	$96,131	$65,414	$18,468

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—	—	2	4

During 2008 and continuing through 2009, loans tied to the housing industry (Acquisition, Development and Construction loans) came under severe strain as housing prices fell sharply and sales activity slowed. Certain markets, where housing prices had risen sharply in recent years, suffered greater corrections than others. The Company’s exposure to certain housing related loans primarily in northern Florida and coastal Georgia and South Carolina resulted in deteriorating credit quality and caused most of the increase in non-accrual loans shown above. As the deterioration in the real estate market slowed and indications of recovery in these markets emerged during the second half of 2010, our levels of non-accrual loans have seen improvement.

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 55.2% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan with the longest maturity, are usually made with five to fifteen year maturities, but with either a variable interest rate or a fixed rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2011, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2011
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Short-term assets	$229,042	$—	$—	$—	$229,042
Investment securities	—	15,370	20,401	304,196	339,967
Loans	560,315	162,946	502,940	117,448	1,343,649
Covered loans	294,027	110,060	130,318	37,084	571,489

	1,083,384	288,376	653,659	458,728	2,484,147

Interest-bearing liabilities:
Interest-bearing demand deposits	1,223,440	—	—	—	1,223,440
Savings	80,105	—	—	—	80,105
Time deposits	269,756	526,765	96,109	44	892,674
Short-term borrowings	37,665	—	—	—	37,665
FHLB advances	7,234	1,064	11,702	—	20,000
Trust preferred securities	5,155	—	—	37,114	42,269

	1,623,355	527,829	107,811	37,158	2,296,153

Interest rate sensitivity gap	$(539,971)	$(239,453)	$545,848	$421,570	$187,994

Cumulative interest rate sensitivity gap	$(539,971)	$(779,424)	$(233,576)	$187,994

Interest rate sensitivity gap ratio	0.67	0.55	6.06	NM

Cumulative interest rate sensitivity gap ratio	0.67	0.64	0.90	1.18

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
	2011	2010	2009
	(Dollars in Thousands)
U. S. Government sponsored agencies	$14,937	$35,468	$39,525
State, county and municipal securities	79,133	57,696	38,156
Corporate debt securities	11,401	10,786	8,675
Mortgage-backed securities	234,496	218,631	159,200

	$339,967	$322,581	$245,556

The amounts of securities available for sale in each category as of December 31, 2011 are shown in the following table according to contractual maturity classifications: (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal		Corporate debt		Mortgage-backed
	Amount	Yield(1)	Amount	Yield(1)(2)	Amount	Yield(1)	Amount	Yield (1)
	(Dollars in Thousands)
One year or less	$10,057	0.52%	$3,366	4.54%	$1,309	7.15%	$—	—%
After one year through five years	3,022	0.83	15,470	4.88	1,262	6.47	766	3.55
After five years through ten years	1,858	4.12	40,249	5.54	1,964	6.66	8,804	3.87
After ten years	—	—	20,048	5.91	6,866	6.56	224,926	3.05

	$14,937	1.03%	$79,133	5.46%	$11,401	6.64%	$234,496	3.08%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.
(2)	Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 35%.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade, the Company has the intent and ability to hold to maturity and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2011.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below:

	Year Ended December 31,
	2011		2010
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$344,021	0.00%	$242,533	0.00%
NOW	592,043	0.63	498,433	0.91
Money Market	561,978	0.93	442,589	1.29
Savings	79,325	0.45	64,218	0.56
Time	1,013,817	1.60	905,418	1.99

Total deposits	$2,591,184	0.98%	$2,153,191	1.38%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2011, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) greater than one year.

(Dollars in Thousands)
Three months or less	$62,863
Three months to one year	154,330
One year or greater	300,586

Total	$517,779

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

Following is a summary of the commitments outstanding at December 31, 2011 and 2010.

	December 31,
	2011	2010
	(Dollars in Thousands)
Commitments to extend credit	$132,700	$166,845
Financial standby letters of credit	8,074	7,874

	$140,774	$174,719

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2011		2010		2009
	(Dollars in Thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$22,275	0.75%	$28,368	0.66%	$25,813	0.67%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$37,665		$68,184		$55,254

The following table sets forth certain information about contractual cash obligations as of December 31, 2011.

	Payments Due After December 31, 2010
	Total	1 Year Or Less	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)
Time certificates of deposit	$892,674	$796,521	$87,416	$8,693	$44
Federal Home Loan Bank advances	20,000	5,319	8,298	6,383	—
Subordinated debentures	42,269	—	—	—	42,269

Total contractual cash obligations	$954,943	$801,840	$95,714	$15,076	$42,313

Our operating leases represent short-term obligations, normally with maturities of less than three years. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2011, we had immaterial amounts of binding commitments for capital expenditures.

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

The Purchase Agreement pursuant to which the Preferred Shares and the Warrant were sold contains limitations on the payment of dividends on the Common Stock and on the Company’s ability to repurchase its Common Stock, and subjects the Company to certain of the executive compensation limitations included in the EESA and related regulations.

Capital Regulations

The capital resources of our Company are monitored on a periodic basis by state and federal regulatory authorities. During 2011, the Company’s capital increased $20.4 million, primarily due to the amounts of net income available to common shareholders of $17.9 million and other comprehensive income of $1.1 million. Other capital related transactions, such as Common Stock issuances through the exercise of stock options and restricted stock account for only a small change in the capital of the Company. During 2010, our Company’s capital increased $78.4 million due to the successful capital raise of $85.3 million, partially offset by the net loss available to common shareholders of $7.2 million.

In accordance with risk capital guidelines issued by the Federal Reserve, we are required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, all member banks must maintain “core” or “Tier 1” capital of at least 4% of total assets (“leverage ratio”). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality and well managed on-and off-balance sheet activities, and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 1% to 2%.

The following table summarizes the regulatory capital levels of Ameris at December 31, 2011.

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Leverage capital
Consolidated	$324,125	10.76%	$120,683	4.00%	$203,442	6.76%
Ameris Bank	320,032	10.62	120,515	4.00	199,517	6.62
Risk-based capital:
Core capital
Consolidated	324,125	18.80	68,977	4.00	255,148	14.80
Ameris Bank	320,032	18.61	68,790	4.00	251,242	14.61
Total capital
Consolidated	345,789	20.05	137,954	8.00	207,835	12.05
Ameris Bank	341,697	19.87	137,580	8.00	204,117	11.87

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

	Quarters Ended December 31, 2011
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$38,223	$34,788	$35,923	$32,137
Interest expense	5,455	6,986	7,176	7,930

Net interest income	32,768	27,802	28,747	24,207
Provision for loan losses	9,019	7,552	9,115	7,043

Net interest income after provision for loan losses	23,749	20,250	19,632	17,164
Noninterest income	6,689	33,945	5,980	6,193
Noninterest expense	28,710	29,486	22,602	21,155

Income before income taxes	1,728	24,709	3,010	2,202
Income tax	587	8,249	896	824

Net income	1,141	16,460	2,114	1,378
Preferred stock dividends	819	817	807	798

Net income available to common stockholders	$322	$15,643	$1,307	$580

Per Share Data:
Net income – basic	0.01	0.67	0.06	0.02
Net income – diluted	0.01	0.66	0.06	0.02
Common Dividends (Cash)	—	—	—	—
Common Dividends (Stock)	—	—	—	—

	Quarters Ended December 31, 2010
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$30,811	$29,173	$31,097	$27,991
Interest expense	7,805	7,173	7,238	7,578

Net interest income	23,006	22,000	23,859	20,413
Provision for loan losses	11,404	9,740	18,608	10,770

Net interest income after provision for loan losses	11,602	12,260	5,251	9,643
Noninterest income	12,303	5,011	13,049	4,885
Noninterest expense	21,946	18,928	23,383	16,931

Income (loss) before income taxes	1,959	(1,657)	(5,083)	(2,403)
Income tax	98	(760)	(1,664)	(869)

Net income (loss)	1,861	(897)	(3,419)	(1,534)
Preferred stock dividends	811	807	799	796

Net income (loss) available to common stockholders	$1,050	$(1,704)	$(4,218)	$(2,330)

Per Share Data:
Net income (loss) – basic and diluted	0.04	(0.07)	(0.20)	(0.17)
Common Dividends (Cash)	—	—	—	—
Common Dividends (Stock)	—	—	1 for 210	1 for 130

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed only to U.S. Dollar interest rate changes and, accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as trading. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk or other market risks.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Operations – Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income/(Loss) – Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011 there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors,” “Board and Committee Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	1,581,252	$12.59	282,153

(1)	Consists of our (i) 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, which provides for the granting to officers and certain other employees of qualified or nonqualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and Common Stock or any combination thereof, and (ii) the ABC Bancorp Omnibus Stock Ownership and Long-Term incentive Plan that was adopted in 1997, which now is operative only with respect to the exercise of options that remain outstanding under such plan and under which no further awards may be granted. All securities remaining for future issuance represent awards that may be granted under the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets – December 31, 2011 and 2010;

(ii)	Consolidated Statements of Operations – Years ended December 31, 2011, 2010 and 2009;

(iii)	Consolidated Statements of Comprehensive Income/(Loss) – Years ended December 31, 2011, 2010 and 2009;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2011, 2010 and 2009;

(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009; and

(vi)	Notes to Consolidated Financial Statements.

(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 20 of the Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date: February 27, 2012	By:	/s/ Edwin W. Hortman, Jr.
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

Date: February 27, 2012	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date: February 27, 2012	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

Date: February 27, 2012	/s/ R. Dale Ezzell
R. Dale Ezzell, Director

Date: February 27, 2012	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date: February 27, 2012	/s/ Daniel B. Jeter
Daniel B. Jeter, Director and Chairman of the Board

Date: February 27, 2012	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date: February 27, 2012	/s/ Brooks Sheldon
Brooks Sheldon, Director

Date: February 27, 2012	/s/ Jimmy D. Veal
Jimmy D. Veal, Director

Date: February 27, 2012	/s/ V. Wayne Williford
V. Wayne Williford, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Assumption Agreement dated as of October 23, 2009 among the Federal Deposit Insurance Corporation, Receiver of American United Bank, Lawrenceville, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the SEC on March 15, 2010).

2.2	Purchase and Assumption Agreement dated as of November 6, 2009 among the Federal Deposit Insurance Corporation, Receiver of United Security Bank, Sparta, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 16, 2010).

2.3	Purchase and Assumption Agreement dated as of May 14, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of Satilla Community Bank, St. Marys, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 20, 2010).

2.4	Purchase and Assumption Agreement dated as of October 22, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of First Bank of Jacksonville, Jacksonville, Florida, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on October 27, 2010).

2.5	Purchase and Assumption Agreement dated as of November 12, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of Darby Bank & Trust Co., Vidalia, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 18, 2010).

2.6	Purchase and Assumption Agreement dated as of November 12, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of Tifton Banking Company, Tifton, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 18, 2010).

2.7	Purchase and Assumption Agreement dated as of July 15, 2011 by and among the Federal Deposit Insurance Corporation, Receiver of High Trust Bank, Stockbridge, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 21, 2011).

2.8	Purchase and Assumption Agreement dated as of July 15, 2011 by and among the Federal Deposit Insurance Corporation, Receiver of One Georgia Bank, Atlanta, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 21, 2011).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the SEC on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the SEC on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

Exhibit No.	Description

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

3.9	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

3.10	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Form 8-K filed with the SEC on June 1, 2011).

4.1	Placement Agreement between Ameris Bancorp, Ameris Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. dated September 13, 2006 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and First Tennessee Bank National Association dated September 20, 2006 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and TWE, Ltd. dated September 20, 2006 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.4	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.5	Amended and Restated Declaration of Trust between Ameris Bancorp, the Administrators of Ameris Statutory Trust I signatory thereto and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.6	Guarantee Agreement between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.7	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 issued to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.8	Warrant to Purchase 679,443 shares of Common Stock of Ameris Bancorp, issued to the U.S. Department of Treasury on November 21, 2008 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.1	Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (incorporated by reference to Exhibit 5.3 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

10.2	Executive Salary Continuation Agreement dated February 14, 1984 (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Annual Report on Form 10-KSB filed with the SEC on March 27, 1989).

10.3	Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 25, 1998).

10.4	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 29, 2000).

10.5	Executive Employment Agreement with Jon S. Edwards dated as of July 1, 2003 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003).

10.6	Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 15, 2004).

10.7	Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003 (incorporated by reference to Exhibit 10.20 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 15, 2004).

Exhibit No.	Description

10.8	Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

10.9	Form of 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 18, 2005).

10.10	Executive Employment Agreement with Dennis J. Zember Jr. dated as of May 5, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the SEC on May 11, 2005).

10.11	Revolving Credit Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 20, 2005).

10.12	Security Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 20, 2005).

10.13	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.14	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.15	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.16	Executive Employment Agreement with C. Richard Sturm dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2007).

10.17	Letter Agreement, dated November 21, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Ameris Bancorp and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.18	Form of Senior Executive Officer Waiver, executed by each of Messrs. Edwin W. Hortman, Jr., Dennis J. Zember Jr., Jon S. Edwards, C. Johnson Hipp, III and Marc J. Bogan (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.19	Form of Executive Compensation Letter Agreement, executed by Ameris Bancorp and each of Messrs. Edwin W. Hortman, Jr., Dennis J. Zember Jr., Jon S. Edwards, C. Johnson Hipp, III and Marc J. Bogan (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.20	Second Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Edwin W. Hortman, Jr. (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.21	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Dennis J. Zember Jr. (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.22	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Jon S. Edwards (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.23	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and H. Richard Sturm (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.24	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Cindi H. Lewis (incorporated by reference to Exhibit 10.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.25	Executive Employment Agreement with Andrew B. Cheney, dated as of February 18, 2009 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 8-K filed with the SEC on February 23, 2009).

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Porter Keadle Moore, LLC.

Exhibit No.	Description

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ameris Bancorp

Moultrie, Georgia

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and subsidiaries, (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ameris Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Atlanta, Georgia

February 24, 2012

235 Peachtree Street NE   |   Suite 1800   |   Atlanta, Georgia 30303   |   Phone 404.588.4200   |   Fax 404.588.4222

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Porter Keadle Moore, LLC, the Company’s independent auditors, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-2.

/s/ Edwin W. Hortman, Jr.	/s/ Dennis J. Zember, Jr.
Edwin W. Hortman, Jr.	Dennis J. Zember, Jr.
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(Dollars in Thousands)

Assets	2011	2010
Cash and due from banks	$65,528	$74,326
Interest-bearing deposits in banks	200,527	232,717
Federal funds sold	28,515	28,545
Securities available for sale, at fair value	339,967	322,581
Other investments	9,878	12,440
Mortgage loans held for sale, at fair value	11,563	—
Loans, net of unearned income	1,332,086	1,374,757
Covered loans	571,489	554,991
Less: allowance for loan losses	35,156	34,576

Loans, net	1,868,419	1,895,172

Other real estate owned	50,301	57,915
Covered other real estate owned	78,617	54,931

Total other real estate owned	128,918	112,846

FDIC loss-share receivable	242,394	177,187
Premises and equipment, net	73,124	66,589
Intangible assets, net	3,250	4,261
Goodwill	956	956
Other assets	21,268	44,548

	$2,994,307	$2,972,168

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$395,347	$301,971
Interest-bearing	2,196,219	2,233,455

Total deposits	2,591,566	2,535,426
Securities sold under agreements to repurchase	37,665	68,184
Other borrowings	20,000	43,495
Subordinated deferrable interest debentures	42,269	42,269
Other liabilities	9,037	9,387

Total liabilities	2,700,537	2,698,761

Commitments and contingencies
Stockholders’ equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 52,000 shares issued and outstanding	50,727	50,121
Common stock, par value $1; 100,000,000 shares authorized; 25,087,468 and 24,982,911 shares issued	25,087	24,983
Capital surplus	166,639	165,930
Retained earnings	54,852	37,000
Accumulated other comprehensive income, net of tax	7,296	6,204

	304,601	284,238
Less cost of 1,336,174 treasury shares acquired	(10,831)	(10,831)

Total stockholders’ equity	293,770	273,407

	$2,994,307	$2,972,168

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in Thousands)

	2011	2010	2009
Interest income
Interest and fees on loans	$128,841	$107,484	$101,312
Interest on taxable securities	10,254	9,821	11,858
Interest on nontaxable securities	1,321	1,215	1,070
Interest on deposits in other banks	617	462	262
Interest on federal funds sold	38	89	71

	141,071	119,071	114,573

Interest expense
Interest on deposits	25,506	28,647	38,506
Interest on other borrowings	2,041	1,147	2,044

	27,547	29,794	40,550

Net interest income	113,524	89,277	74,023
Provision for loan losses	32,729	50,521	42,068

Net interest income after provision for loan losses	80,795	38,756	31,955

Other income
Service charges on deposit accounts	18,081	15,143	13,593
Mortgage banking activity	2,971	2,748	3,050
Other service charges, commissions and fees	1,247	805	531
Gain on sales of securities	238	200	871
Gain on acquisitions	26,867	14,651	38,566
Other	3,403	1,701	1,742

	52,807	35,248	58,353

Other expenses
Salaries and employee benefits	40,210	31,918	31,939
Occupancy and equipment expense	11,390	8,212	8,914
Advertising and marketing expense	722	566	1,661
Amortization of intangible assets	1,011	999	617
Data processing and communications costs	10,315	7,644	6,878
Goodwill impairment	—	—	54,813
Other operating expenses	38,305	31,849	19,978

	101,953	81,188	124,800

Income (loss) before income taxes	31,649	(7,184)	(34,492)
Applicable income tax benefit/(expense)	(10,556)	3,195	(7,297)

Net income (loss)	$21,093	$(3,989)	$(41,789)

Preferred stock dividends	3,241	3,213	3,161
Net income (loss) available to common stockholders	$17,852	$(7,202)	$(44,950)

Basic income (loss) per share	$0.76	$(0.35)	$(3.27)

Diluted income (loss) per share	$0.76	$(0.35)	$(3.27)

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in Thousands)

	2011	2010	2009
Net income (loss)	$21,093	$(3,989)	$(41,789)

Other comprehensive income/(loss):
Net unrealized holding gains/(losses) arising during period on investment securities available for sale, net of tax (benefit) of $2,574, ($780) and ($143)	4,781	(1,449)	(265)
Reclassification adjustment for gains on investment securities included in operations, net of tax of $84, $70 and $305	(154)	(130)	(566)
Net unrealized losses on cash flow hedge (interest rate floor) during the period, net of tax of $301, $296 and $604	(559)	(550)	(1,121)
Net unrealized gains (losses) on cash flow hedge (interest rate swap) during the period, net of tax (benefit) of ($1,602), $588 and $1,440	(2,976)	1,093	2,674

Total other comprehensive income (loss)	1,092	(1,036)	722

Comprehensive income/(loss)	$22,185	$(5,025)	$(41,067)

See Notes to Consolidated Financial Statements.

AMERIS BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$50,121	52,000	$49,552	52,000	$49,028
Accretion of fair value of warrant	—	606	—	569	—	524

Balance at end of period	52,000	$50,727	52,000	$50,121	52,000	$49,552
COMMON STOCK
Balance at beginning of period	24,982,911	24,983	15,379,131	$15,379	15,289,625	$15,289
Issuance of common stock	—	—	9,473,125	9,473	—	—
Issuance of restricted shares	135,075	135	121,300	121	88,750	89
Cancellation of restricted shares	(34,150)	(34)	(8,500)	(8)	—	—
Proceeds from exercise of stock options	3,632	3	17,855	18	756	1

Balance at end of period	25,087,468	$25,087	24,982,911	$24,983	15,379,131	$15,379
CAPITAL SURPLUS
Balance at beginning of period		$165,930		$89,389		$88,771
Issuance of common stock		—		75,797		—
Stock-based compensation		785		724		701
Proceeds from exercise of stock options		25		132		6
Issuance of restricted shares		(135)		(121)		(89)
Cancellation of restricted shares		34		9		—

Balance at end of period		$166,639		$165,930		$89,389
RETAINED EARNINGS
Balance at beginning of period		$37,000		$44,216		$90,540
Net income (loss)		21,093		(3,989)		(41,789)
Dividends on preferred shares		(2,635)		(2,636)		(2,583)
Accretion of fair value warrant		(606)		(569)		(578)
Cash dividends on common shares		—		(22)		(1,374)

Balance at end of period		$54,852		$37,000		$44,216
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities:
Balance at beginning of period		$1,813		$3,392		$4,288
Change during period		4,627		(1,579)		(896)

Balance at end of period		$6,440		$1,813		$3,392
Unrealized gains on interest rate floors:
Balance at beginning of period		$559		$1,109		$2,230
Change during period		(559)		(550)		(1,121)

Balance at end of period		$—		$559		$1,109
Unrealized gain on interest rate swap:
Balance at beginning of period		$3,832		$2,739		$—
Change during period		(2,976)		1,093		2,739

Balance at end of period		$856		$3,832		$2,739
Balance at end of period		$7,296		$6,204		$7,240
TREASURY STOCK
Balance at beginning of period	1,336,174	$(10,831)	1,334,224	$(10,812)	1,331,102	$(10,787)
Purchase of treasury shares	—	—	1,950	(19)	3,122	(25)

Balance at end of period	1,336,174	$(10,831)	1,336,174	$(10,831)	1,334,224	$(10,812)

TOTAL STOCKHOLDERS’ EQUITY		$293,770		$273,407		$194,964

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in Thousands)

	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$21,093	$(3,989)	$(41,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,379	3,330	3,621
Amortization of intangible assets	1,011	999	617
Goodwill impairment charge	—	—	54,813
Net gain on securities available for sale	(238)	(200)	(871)
Stock based compensation expense	785	724	701
Net (gain) loss on sale or disposal of premises and equipment	(167)	(388)	144
Net loss on sale of other real estate owned	14,598	7,956	4,249
Gain on acquisitions	(26,867)	(14,651)	(38,566)
Provision for loan losses	32,729	50,521	42,068
Provision for deferred taxes	8,050	(1,788)	10,480
(Increase)/decrease in interest receivable	457	(1,724)	851
Increase/(decrease) in interest payable	(1,608)	1,534	(4,140)
Increase/(decrease) in taxes payable	11,077	(45)	(3,184)
Net increase in mortgage loans held for sale	(11,563)	—	—
(Increase)/decrease in prepaid FDIC assessments	4,289	4,709	(12,795)
Net other operating activities	(11,859)	(1,978)	7,749

Total adjustments	25,073	48,999	65,737

Net cash provided by operating activities	46,166	45,010	23,948

INVESTING ACTIVITIES, net of effects of business combinations
(Increase)/decrease in interest-bearing deposits in banks	37,290	92,636	(93,050)
Purchases of securities available for sale	(143,654)	(52,780)	(77,020)
Proceeds from maturities of securities available for sale	87,938	91,648	150,210
Proceeds from sale of securities available for sale	89,345	6,662	67,317
Decrease in restricted equity securities, net	2,562	834	2,398
(Increase)/decrease in federal funds sold	30	(3,220)	19,675
Decrease in loans, net	88,084	97,615	32,158
Purchase of premises and equipment	(12,023)	(5,061)	(6,884)
Proceeds from sale of premises and equipment	1,169	1,582	1,714
Proceeds from sale of other real estate owned	52,359	48,288	16,022
Decrease in FDIC indemnification asset	37,388	29,949	—
Net cash proceeds received from (paid for) FDIC-assisted acquisitions	38,017	(187,683)	67,942

Net cash provided by investing activities	278,505	120,470	180,482

FINANCING ACTIVITIES, net of effects of business combinations
Decrease in deposits	(255,848)	(255,160)	(131,973)
Increase/(decrease) in federal funds purchased and securities sold under agreements to repurchase	(30,519)	2,202	27,838
Repayment of other borrowings and debentures	(44,495)	(2,000)	(79,306)
Deferred gain on termination of interest rate swap	—	—	(2,739)
Cash dividends on preferred stock	(2,635)	(2,636)	(2,583)
Cash dividends on common stock	—	(21)	(1,375)
Proceeds from issuance of common stock	—	85,270	—
Proceeds from exercise of stock options	28	150	6
Purchase of treasury shares	—	(19)	(25)

Net cash used in financing activities	(333,469)	(172,214)	(190,157)

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in Thousands)

	2011	2010	2009
Net increase (decrease) in cash and due from banks	(8,798)	(6,734)	14,273
Cash and due from banks at beginning of period	74,326	81,060	66,787

Cash and due from banks at end of period	$65,528	$74,326	$81,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the year for:
Interest	$29,155	$28,260	$44,690
Income taxes	$(1,109)	$(1,171)	$(5,248)
NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$65,515	$105,651	$39,212
Assets acquired in business combinations	$363,515	$742,394	$290,166
Liabilities assumed in business combinations	$336,648	$728,549	$251,600
Change in unrealized gain (loss) on securities available for sale	$4,627	$(1,579)	$(896)
Change in unrealized loss on cash flow hedge (interest rate floor)	$(560)	$(550)	$(1,121)
Change in unrealized gain on cash flow hedge (interest rate swap)	$(2,975)	$1,093	$2,739

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior provisions and adjust accretable discount if no prior provisions have been made. This increase in accretable discount will have a positive impact on interest income. In addition, purchased loans without evidence of credit deterioration are also handled under this method.

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

Indemnification assets are recognized when the seller contractually indemnifies, in whole or in part, the buyer for a particular uncertainty. The recognition and measurement of an indemnification asset is based on the related indemnified item. That is, the acquirer recognizes an indemnification asset at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item, subject to collectability or contractual limitations on the indemnified amount. Therefore, if the indemnification relates to an asset or a liability that is recognized at the acquisition date and measured at its acquisition-date fair value, the acquirer recognizes the indemnification asset at its acquisition-date fair value on the acquisition date. If an indemnification asset is measured at fair value, a separate valuation allowance is not necessary, because its fair value measurement will reflect any uncertainties in future cash flows. The loans purchased in the eight FDIC-assisted transactions during 2011, 2010 and 2009 (American United Bank, United Security Bank, Satilla Community Bank, First Bank of Jacksonville, Tifton Banking Company, Darby Bank & Trust Co., High Trust Bank and One Georgia Bank) are covered by loss-sharing agreements with the FDIC.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of the average daily required reserve was approximately $12.2 million and $11.4 million for the years ended 2011 and 2010, respectively.

Securities

The Company classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2011 and 2010, all securities were classified as available for sale.

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

In determining whether other-than-temporary impairment losses exist, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the Company’s intent to sell the security and whether it is more likely than not that the Company would be required to sell the security prior to its anticipated recovery or maturity.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2011, the cost of loans held-for-sale approximates fair value.

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

Bank owned real estate includes land acquired directly by the Bank for its purpose and now held for sale at its fair value less estimated cost to sell. The carrying amount of bank owned real estate at December 31, 2011 and 2010 was $3.6 million and $2.5 million, respectively. The Company does not hold any other real estate owned (“OREO”) for investment purposes.

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

Stock-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $785,000, $724,000 and $701,000 of stock-based compensation cost in 2011, 2010 and 2009, respectively.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Potential common shares consist of stock options and warrants for the years ended December 31, 2011, 2010 and 2009, and are determined using the treasury stock method.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Net income (loss) available to common shareholders	$17,852	$(7,202)	$(44,950)

Weighted average number of common shares outstanding	23,446	21,969	13,741
Effect of dilutive restricted grants	63	—	—
Effect of dilutive options	29	—	—

Weighted average number of common shares outstanding used to calculate diluted earnings per share	23,538	21,969	13,741

For the year ended December 31, 2011, the Company has excluded 414,000 potential common shares with strike prices that would cause them to be anti-dilutive. Additionally, due to the net loss reported for the years ending December 31, 2010 and 2009, the Company has excluded 628,000 and 531,000, respectively, of potential common shares as these would have been anti-dilutive.

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

The Company had a cash flow hedge with notional amount of $37.1 million at December 31, 2011 and 2010 for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate. The Company had cash flow hedges with notional amounts totaling $35.0 million at December 31, 2010 for the purpose of converting floating rate loans to a fixed rate. This cash flow hedge expired in August 2011. The fair value of these instruments amounted to approximately ($2.0 million) and $936,000 as of December 31, 2011 and 2010, respectively, and was recorded as an asset (liability). No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

NOTE 2. ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

From October 2009 through July 2011, the Company has participated in eight FDIC-assisted acquisitions (the “acquisitions”) whereby the Company purchased certain failed institutions out of the FDIC’s receivership. These institutions include:

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

The following table summarizes the total assets purchased and liabilities assumed, as well as key elements of the purchase and assumption agreements between the FDIC and the Bank (in thousands):

	AUB		USB		SCB	FBJ	TBC	DBT		HTB	OGB
Acquisition date		10/23/09		11/06/09	05/14/10	10/22/10	11/12/10		11/12/10	07/15/11	07/15/11
Assets, fair value		$120,994		$169,172	$84,342	$77,709	$132,036		$448,311	$197,463	$166,052
Deposits, fair value		$100,470		$141,094	$75,530	$71,869	$132,939		$386,958	$175,887	$136,101
Other borrowings		$7,802		$1,504	$—	$2,613	$—		$54,418	$—	$21,107
Discount bid		$19,645		$32,615	$14,395	$4,810	$3,973		$45,002	$33,500	$22,500
Deposit premium		$262		$228	$92	$—	$—		$—	$—	$—
Cash received/(paid)		$17,100		$24,200	$(35,657)	$8,117	$(10,251)		$(149,893)	$30,228	$(5,658)
Gain/(Goodwill)		$12,445		$26,121	$8,208	$2,385	$(956)		$4,211	$18,922	$7,945

FDIC loss sharing – Tranche 1
Cumulative Loss threshold		$38,000		$46,000	All losses	All losses	All losses		$131,772	All losses	All losses
Percentage retained by FDIC		80%		80%	80%	80%	80%		80%	80%	80%

FDIC loss sharing – Tranche 2
Cumulative Loss threshold	$	>38,000	$	>46,000	n/a	n/a	n/a		$193,068	n/a	n/a
Percentage retained by FDIC		95%		95%	n/a	n/a	n/a		30%	n/a	n/a

FDIC loss sharing – Tranche 3
Cumulative Loss threshold		n/a		n/a	n/a	n/a	n/a	$	>193,068	n/a	n/a
Percentage retained by FDIC		n/a		n/a	n/a	n/a	n/a		80%	n/a	n/a

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands):

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB
Assets acquired
Cash	$26,452	$41,490	$(33,093)	$10,669	$4,862	$(58,158)	$36,432	$1,585
Investment securities	10,242	8,335	10,814	7,343	7,060	105,562	14,770	28,891
Federal funds sold	—	2,605	12,661	5,690	—	—	—	5,070
Loans	56,482	83,646	68,751	40,454	92,568	261,340	84,732	74,843
Foreclosed property	2,165	8,069	2,012	1,816	3,472	22,026	10,272	7,242
FDIC loss share asset	24,200	21,640	22,400	11,307	22,807	112,404	49,485	45,488
Core deposit intangible	187	386	185	132	175	1,180	—	—
Other assets	1,266	3,001	612	298	1,092	3,957	1,772	2,933

Total assets acquired	$120,994	$169,172	$84,342	$77,709	$132,036	$448,311	$197,463	$166,052

Liabilities assumed
Deposits	$100,470	$141,094	$75,530	$71,869	$132,939	$386,958	$175,887	$136,101
FHLB advances	7,802	1,504	—	2,613	—	2,724	—	21,107
Other liabilities	277	453	604	842	53	54,418	2,654	899

Total liabilities assumed	$108,549	$143,051	$76,134	$75,324	$132,992	$444,100	$178,541	$158,107

Net assets acquired	$12,445	$26,121	$8,208	$2,385	$(956)	$4,211	$18,922	$7,945

The results of operations of AUB, USB, SCB, FBJ, TBC, DBT, HTB and OGB subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on December 31, 2010 and 2009, unadjusted for potential cost savings (in thousands).

	Year Ended December 31, Unaudited
	2011	2010
Net interest income and noninterest income	$172,205	$137,442
Net income (loss)	$9,794	$(25,539)
Net income (loss) available to common stockholders	$6,553	$(28,752)
Income (loss) per common share available to common stockholders – basic and diluted	$0.28	$(1.40)
Average number shares outstanding, basic	23,458	21,969
Average number shares outstanding, diluted	23,612	21,969

Based upon the acquisition date fair values of the net assets acquired, $956,000 of goodwill was recorded on the TBC acquisition in 2010. The HTB and OGB acquisitions resulted in a gain of $26.8 million, before tax, which is included in the Company’s December 31, 2011 consolidated statements of operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $9.4 million, resulting in an after-tax gain of $17.5 million during 2011. The SCB, FBJ and DBT acquisitions resulted in a gain of $14.7 million, before tax, which is included in the Company’s December 31, 2010 consolidated statements of operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $5.2 million, resulting in an after-tax gain of $9.6 million during 2010. The AUB and USB transactions resulted in a gain of $38.6 million, before tax, which is included in the Company’s December 31, 2009 consolidated statements of operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $13.5 million, resulting in an after-tax gain of $25.1 million during 2009.

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

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows increases, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. If the expected cash flows decreases, the Company records a provision for loan loss in its consolidated statement of operations.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310 loans acquired in the acquisitions was $746.9 million and the estimated fair value of the loans was $397.2 million, net of an accretable discount of $61.4 million, the difference between the value of the loans on the Company’s balance sheet and the cash flows they are expected to produce. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.

Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected are as follows.

The covered loans with deterioration of credit quality on the respective acquisition dates are presented in the following table:

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	Total Loans with Deterioration of Credit Quality
	(Dollars in thousands)
Construction and development	$16,513	$16,086	$8,976	$4,821	$2,435	$21,800	$6,508	$4,783	$81,922
Real estate secured	8,460	3,987	16,422	13,279	20,305	111,973	67,497	35,621	277,544
Commercial, industrial, agricultural	12,102	769	73	886	7,134	5,379	153	9,263	35,759
Consumer	2	633	—	252	99	666	58	253	1,963

	$37,077	$21,475	$25,471	$19,238	$29,973	$139,818	$74,216	$49,920	$397,188

The covered loans without deterioration of credit quality on the respective acquisition dates are presented in the following table:

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	Total Loans without Deterioration of Credit Quality
	(Dollars in thousands)
Construction and development	$991	$14,190	$7,824	$3,163	$4,513	$15,571	$53	$3,346	$49,651
Real estate secured	3,583	37,100	33,160	17,040	34,056	91,097	9,423	19,716	245,175
Commercial, industrial, agricultural	14,393	6,135	1,568	526	22,260	11,891	242	1,471	58,486
Consumer	438	4,746	728	487	1,766	2,963	798	390	12,316

	$19,405	$62,171	$43,280	$21,216	$62,595	$121,522	$10,516	$24,923	$365,628

The total covered loans on the respective acquisition dates are presented in the following table:

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	Total Covered Loans
	(Dollars in thousands)
Construction and development	$17,504	$30,276	$16,800	$7,984	$6,948	$37,371	$6,561	$8,129	$131,573
Real estate secured	12,043	41,087	49,582	30,319	54,361	203,070	76,920	55,337	522,719
Commercial, industrial, agricultural	26,495	6,904	1,641	1,412	29,394	17,270	395	10,734	94,245
Consumer	440	5,379	728	739	1,865	3,629	856	643	14,279

	$56,482	$83,646	$68,751	$40,454	$92,568	$261,340	$84,732	$74,843	$762,816

The following table presents the loans receivable (in thousands) at the acquisition date for loans with deterioration in credit quality.

2011 Acquisitions:	HTB	OGB	Total
	(Dollars in thousands)
Contractually required principal payments receivable	$136,928	$104,858	$241,786
Non-accretable difference	49,447	45,629	95,076

Present value of cash flows expected to be collected	87,481	59,229	146,710
Accretable difference	13,265	9,309	22,574

Fair value of loans acquired with deterioration of credit quality	$74,216	$49,920	$124,136

2010 Acquisitions:	SCB	FBJ	TBC	DBT	Total
	(Dollars in thousands)
Contractually required principal payments receivable	$49,864	$29,474	$51,908	$225,262	$356,508
Non-accretable difference	22,885	6,672	20,569	56,637	106,763

Present value of cash flows expected to be collected	26,979	22,802	31,339	168,625	249,745
Accretable difference	1,508	3,564	1,366	28,807	35,245

Fair value of loans acquired with deterioration of credit quality	$25,471	$19,238	$29,973	$139,818	$214,500

2009 Acquisitions:	AUB	USB	Total
	(Dollars in thousands)
Contractually required principal payments receivable	$65,438	$44,372	$109,810
Non-accretable difference	26,416	21,292	47,708

Present value of cash flows expected to be collected	39,022	23,080	62,102
Accretable difference	1,945	1,605	3,550

Fair value of loans acquired with deterioration of credit quality	$37,077	$21,475	$58,552

The following table summarizes components of all covered assets at December 31, 2011 and 2010 and their origin:

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	Total
As of December 31, 2011:			(Dollars in thousands)
Covered loans	$34,242	$51,409	$56,780	$40,106	$79,586	$260,883	$110,899	$105,285	$739,190
Less discount related to credit quality	3,236	5,259	5,779	7,473	14,358	68,757	28,024	33,221	166,107
Less other discount	—	50	155	92	331	703	73	190	1,594

Total Covered Loans	$31,006	$46,100	$50,846	$32,541	$64,897	$191,423	$82,802	$71,874	$571,489

OREO	$11,100	$7,445	$10,635	$2,370	$8,441	$28,947	$20,132	$12,615	$101,685
Less fair value adjustments	—	50	500	641	1,274	2,763	10,171	7,669	23,068

Covered OREO	$11,100	$7,395	$10,135	$1,729	$7,167	$26,184	$9,961	$4,946	$78,617

Total covered assets	$42,106	$53,495	$60,981	$34,270	$72,064	$217,607	$92,763	$76,820	$650,106

FDIC loss-share receivable	$7,271	$10,648	$6,527	$8,551	$18,628	$105,528	$48,289	$36,952	$242,394

	AUB	USB	SCB	FBJ	TBC	DBT	Total
As of December 31, 2010:	(Dollars in thousands)
Covered loans	$53,203	$77,188	$76,472	$48,632	$113,283	$380,238	$749,016
Less discount related to credit quality	4,332	7,593	12,336	10,532	25,388	130,769	190,950
Less other discount	214	547	506	151	458	1,199	3,075

Total Covered Loans	$48,657	$69,048	$63,630	$37,949	$87,437	$248,270	$554,991

OREO	$13,207	$11,473	$8,311	$2,799	$4,178	$42,724	$82,692
Less fair value adjustments	783	74	1,373	2,500	2,031	21,000	27,761

Covered OREO	$12,424	$11,399	$6,938	$299	$2,147	$21,724	$54,931

Total covered assets	$61,081	$80,447	$70,568	$38,248	$89,584	$269,994	$609,922

FDIC loss-share receivable	$4,208	$6,862	$14,333	$11,944	$27,436	$112,404	$177,187

On the dates of acquisition, the Company estimated the future cash flows on each individual loan and made the necessary adjustments to reflect the asset at fair value. At each quarter end subsequent to the acquisition dates, the Company revises the estimates of future cash flows based on current information. The adjustments to estimated cash flows are performed on a loan-by-loan basis and have resulted in the following:

Total Amounts	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$22,031	$30,448

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	$11,940	$8,410

Amounts reflected in the Company’s Statement of Operations	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$4,406	$4,245

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	$2,388	$1,682

A rollforward of acquired loans with deterioration of credit quality for the years ended December 31, 2011 and 2010 is shown below:

	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$252,535	$56,793
Change in estimate of cash flows, net of charge-offs or recoveries	(25,787)	(8,081)
Additions due to acquisitions	124,136	214,500
Other (loan payments, transfers, etc.)	(43,094)	(10,677)

Balance, end of year	$307,790	$252,535

A rollforward of acquired loans without deterioration of credit quality for the years ended December 31, 2011 and 2010 is shown below:

	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$302,456	$80,635
Change in estimate of cash flows, net of charge-offs or recoveries	(11,604)	(7,044)
Additions due to acquisitions	35,439	248,583
Other (loan payments, transfers, etc.)	(59,325)	(19,718)

Balance, end of year	$266,966	$302,456

The following is a summary of changes in the accretable discounts of acquired loans during the years ended December 31, 2011 and 2010.

	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$37,383	$3,550
Additions due to acquisitions	24,094	35,245
Accretion	(36,519)	(7,502)
Other activity, net	4,579	6,090

Balance, end of year	$29,537	$37,383

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

	For the Years Ended December 31,
	2011	2010
	(Dollars in Thousands)
Beginning balance	$177,187	$45,840

Indemnification asset recorded in acquisitions	94,973	168,918
Payments received from FDIC	(36,813)	(26,522)
Effect of change in expected cash flows on covered assets	7,047	(11,049)

Ending balance	$242,394	$177,187

NOTE 3. SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2011:
U. S. Government sponsored agencies	$14,670	$267	$—	$14,937
State, county and municipal securities	75,665	3,558	(90)	79,133
Corporate debt securities	11,640	167	(406)	11,401
Mortgage-backed securities	228,085	6,559	(148)	234,496

Total debt securities	$330,060	$10,551	$(644)	$339,967

December 31, 2010:
U. S. Government sponsored agencies	$35,128	$448	$(108)	$35,468
State, county and municipal securities	57,385	928	(617)	57,696
Corporate debt securities	13,540	123	(2,877)	10,786
Mortgage-backed securities	213,737	6,732	(1,838)	218,631

Total debt securities	$319,790	$8,231	$(5,440)	$322,581

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2011:
U. S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	10,134	(90)	—	—	10,134	(90)
Corporate debt securities	100	—	6,681	(406)	6,781	(406)
Mortgage-backed securities	20,929	(148)	—	—	20,929	(148)

Total temporarily impaired securities	$31,163	$(238)	$6,681	$(406)	$37,844	$(644)

December 31, 2010:
U. S. Government sponsored agencies	$25,017	$(108)	$—	$—	$25,017	$(108)
State, county and municipal securities	17,563	(617)	—	—	17,563	(617)
Corporate debt securities	1,048	(20)	5,078	(2,857)	6,126	(2,877)
Mortgage-backed securities	64,549	(1,838)	15	—	64,564	(1,838)

Total temporarily impaired securities	$108,177	$(2,583)	$5,093	$(2,857)	$113,270	$(5,440)

Additional information concerning the Company’s investments in corporate debt securities is included in the following table.

Class	Amortized Cost	Fair Value	Average Maturity (years)	Average Book Yield
	(Dollars in Thousands)
Subordinated debt	$4,513	$4,535	3.7	6.71%
Preferred securities	7,127	6,866	17.9	6.60%

Total	$11,640	$11,401	12.4	6.64%

During 2010 and 2009, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities, except for one security that began deferring interest during the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2011. The investment in “pooled” trust preferred securities was limited to a single issue totaling $317,000 at December 31, 2010.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2011, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at December 31, 2011, these investments are not considered impaired on an other-than-temporary basis.

At December 31, 2011 and 2010, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The amortized cost and fair value of debt securities available for sale as of December 31, 2011, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$14,714	$14,732
Due from one year to five years	19,179	19,754
Due from five to ten years	41,471	44,071
Due after ten years	26,611	26,914
Mortgage-backed securities	228,085	234,496

	$330,060	$339,967

Securities with a carrying value of approximately $216.6 million and $125.1 million at December 31, 2011 and 2010, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2011	2010	2009
	(Dollars in Thousands)
Gross gains on sales of securities	$1,401	$201	$894
Gross losses on sales of securities	(1,163)	(1)	(23)

Net realized gains on sales of securities available for sale	$238	$200	$871

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

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

Consumer installment loans and other loans include automobile loans, boat and recreational vehicle financing, and both secured and unsecured personal loans. Consumer loans carry greater risks than other loans, as the collateral can consist of rapidly depreciating assets such as automobiles and equipment that may not provide an adequate source of repayment of the loan in the case of default.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

	December 31,
	2011	2010
	(Dollars in Thousands)
Commercial, financial and agricultural	$142,960	$142,312
Real estate – construction and development	130,270	162,594
Real estate – commercial and farmland	672,765	683,974
Real estate – residential	330,727	344,830
Consumer installment	37,296	34,293
Other	18,068	6,754

	1,332,086	1,374,757
Allowance for loan losses	35,156	34,576

Loans, net	$1,296,930	$1,340,181

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $571.5 million and $555.0 million at December 31, 2011 and 2010, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the years shown:

	2011	2010
	(Dollars in Thousands)
Commercial, financial & agricultural	$41,867	$47,309
Real estate – construction & development	77,077	89,781
Real estate – commercial & farmland	321,257	257,428
Real estate – residential	127,644	149,226
Consumer installment loans	3,644	11,247

	$571,489	$554,991

Nonaccrual and Past Due Loans

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as non-accrual is recognized when received. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. Non-covered loans on nonaccrual status amounted to approximately $70.8 million, $79.3 million and $96.1 million at December 31, 2011, 2010 and 2009, respectively.

The following table presents an analysis of non-covered loans accounted for on a nonaccrual basis:

	000000	000000	000000	000000	000000
	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Commercial, financial & agricultural	$3,987	$8,648	$4,774	$4,810	$1,736
Real estate – construction & development	15,020	7,887	15,787	10,522	3,754
Real estate – commercial & farmland	35,385	55,170	67,172	44,235	11,037
Real estate – residential	15,498	6,376	6,965	4,730	1,076
Consumer installment loans	933	1,208	1,433	1,117	865

Total	$70,823	$79,289	$96,131	$65,414	$18,468

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

	000000	000000	000000	000000	000000
	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Commercial, financial & agricultural	$11,952	$5,756	$1,398	$—	$—
Real estate – construction & development	30,977	25,810	9,155	—	—
Real estate – commercial & farmland	75,458	29,519	8,109	—	—
Real estate – residential	41,139	25,946	4,602	—	—
Consumer installment loans	473	1,122	2,527	—	—

Total	$159,999	$88,153	$25,791	$—	$—

The following table presents an analysis of non-covered past due loans as of December 31, 2011 and 2010.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$1,103	$705	$3,975	$5,783	$137,177	$142,960	$—
Real estate – construction & development	2,395	1,507	13,608	17,510	112,760	130,270	—
Real estate – commercial & farmland	6,686	7,071	32,953	46,710	626,055	672,765	—
Real estate – residential	5,229	4,995	12,874	23,098	307,629	330,727	—
Consumer installment loans	963	305	725	1,993	35,303	37,296	—
Other	—	—	—	—	18,068	18,068	—

Total	$16,376	$14,583	$64,135	$95,094	$1,236,992	$1,332,086	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$898	$120	$6,746	$7,764	$134,548	$142,312	$—
Real estate – construction & development	2,121	2,039	19,458	23,618	138,976	162,594	—
Real estate – commercial & farmland	1,740	3,725	25,914	31,379	652,595	683,974	—
Real estate – residential	3,384	3,066	14,393	20,843	323,987	344,830	—
Consumer installment loans	493	142	475	1,110	33,183	34,293	3
Other	—	—	—	—	6,754	6,754	—

Total	$8,636	$9,092	$66,986	$84,714	$1,290,043	$1,374,757	$3

The following table presents an analysis of covered past due loans as of December 31, 2011 and 2010:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2011:
Commercial, financial & agricultural	$968	$4,297	$11,253	$16,518	$25,349	$41,867	$—
Real estate – construction & development	2,444	1,318	27,867	31,629	45,448	77,077	—
Real estate – commercial & farmland	18,282	8,544	64,091	90,917	230,340	321,257	165
Real estate – residential	3,485	1,493	35,950	40,928	86,716	127,644	290
Consumer installment loans	127	270	440	837	2,807	3,644	—
Other	—	—	—	—	—	—	—

Total	$25,306	$15,922	$139,601	$180,829	$390,660	$571,489	$455

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$2,531	$3,954	$4,914	$11,399	$35,910	$47,309	$3,355
Real estate – construction & development	1,464	5,254	11,866	18,584	71,197	89,781	5,038
Real estate – commercial & farmland	4,834	19,628	20,979	45,441	211,987	257,428	5,712
Real estate – residential	5,186	4,135	10,277	19,598	129,628	149,226	2,145
Consumer installment loans	606	158	1,092	1,856	9,391	11,247	133
Other	—	—	—	—	—	—	—

Total	$14,621	$33,129	$49,128	$96,878	$458,113	$554,991	$16,383

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. When determining if the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considers the borrower’s capacity to pay, which includes such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. Impaired loans include loans on nonaccrual status and troubled debt restructurings. The Company individually assesses for impairment all nonaccrual loans greater than $200,000 and rated substandard or worse and all troubled debt restructurings greater than $100,000. If a loan is deemed impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

The following is a summary of information pertaining to non-covered impaired loans:

	As of and For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Nonaccrual loans	$70,823	$79,289	$96,131
Troubled debt restructurings not included above	17,951	21,972	20,341

Total impaired loans	$88,774	$101,261	$116,472

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$88,774	$101,261	$116,472

Allowance related to impaired loans	$18,478	$16,688	$15,081

Average investment in impaired loans	$88,320	$103,776	$75,784

Interest income recognized on impaired loans	$637	$545	$523

Foregone interest income on impaired loans	$613	$3,828	$6,253

The following table presents an analysis of information pertaining to non-covered impaired loans as of December 31, 2011 and 2010.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$9,592	$—	$5,110	$5,110	$1,366	$5,700
Real estate – construction & development	21,893	—	15,672	15,672	4,053	18,667
Real estate – commercial & farmland	48,688	—	45,006	45,006	8,331	42,192
Real estate – residential	25,309	—	22,053	22,053	4,499	21,081
Consumer installment loans	1,056	—	933	933	229	680

Total	$106,538	$—	$88,774	$88,774	$18,478	$88,320

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$9,983	$—	$6,985	$6,985	$1,649	$6,845
Real estate – construction & development	38,060	—	23,485	23,485	4,023	35,315
Real estate – commercial & farmland	57,224	—	50,626	50,626	6,795	40,475
Real estate – residential	22,819	—	19,632	19,632	4,085	20,401
Consumer installment loans	738	—	533	533	136	740

Total	$128,824	$—	$101,261	$101,261	$16,688	$103,776

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Nonaccrual loans	$159,999	$88,153	$25,791
Troubled debt restructurings not included above	19,884	169	—

Total impaired loans	$179,883	$88,322	$25,791

Impaired loans not requiring a related allowance	$179,883	$88,322	$25,791

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$138,950	$44,184	$4,395

Interest income recognized on impaired loans	$526	$6	$—

Foregone interest income on impaired loans	$202	$1,251	$—

The following table presents an analysis of information pertaining to covered impaired loans as of December 31, 2011 and 2010.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$21,352	$12,027	$—	$12,027	$—	$10,210
Real estate – construction & development	47,005	34,363	—	34,363	—	30,610
Real estate – commercial & farmland	106,953	84,740	—	84,740	—	56,607
Real estate – residential	68,411	48,280	—	48,280	—	40,675
Consumer installment loans	623	473	—	473	—	848

Total	$244,344	$179,883	$—	$179,883	$—	$138,950

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2010:
Commercial, financial & agricultural	$10,974	$5,756	$—	$5,756	$—	$2,025
Real estate – construction & development	64,904	25,810	—	25,810	—	12,071
Real estate – commercial & farmland	49,381	29,519	—	29,519	—	17,717
Real estate – residential	48,148	26,115	—	26,115	—	11,579
Consumer installment loans	1,268	1,122	—	1,122	—	792

Total	$174,675	$88,322	$—	$88,322	$—	$44,184

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

Grade 23 – Performing, Under-Collateralized Credit – This grade is assigned to loans that are currently performing and supported by adequate financial information that reflects repayment capacity, but exhibits a loan-to-value ratio greater than 110%, based on a documented collateral valuation.

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

The following table presents the non-covered loan portfolio by risk grade as of December 31, 2011 and 2010.

As of December 31, 2011:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$17,213	$20	$235	$252	$6,210	$—	$23,930
15	15,379	5,391	151,068	88,586	1,065	—	261,489
20	60,631	32,654	272,241	80,989	20,781	18,068	485,364
23	32	7,994	10,679	10,997	28	—	29,730
25	42,815	62,029	163,554	110,786	7,181	—	386,365
30	2,509	2,027	21,490	15,001	557	—	41,584
40	4,258	19,864	53,498	23,867	1,460	—	102,947
50	123	291	—	249	14	—	677
60	—	—	—	—	—	—	—

Total	$142,960	$130,270	$672,765	$330,727	$37,296	$18,068	$1,332,086

As of December 31, 2010:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$17,739	$211	$1,109	$110	$5,507	$—	$24,676
15	11,191	3,006	145,376	40,783	858	—	201,214
20	48,738	39,407	274,817	118,179	18,566	6,754	506,461
23	2,246	7,696	9,159	6,197	31	—	25,329
25	53,957	73,589	168,273	137,416	8,261	—	441,496
30	998	6,437	29,029	17,069	273	—	53,806
40	6,633	32,009	56,090	25,076	791	—	120,599
50	810	239	120	—	6	—	1,175
60	—	—	1	—	—	—	1

Total	$142,312	$162,594	$683,974	$344,830	$34,293	$6,754	$1,374,757

The following table presents the covered loan portfolio by risk grade as of December 31, 2011 and 2010.

As of December 31, 2011:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$442	$—	$—	$1,329	$768	$—	$2,539
15	29	52	1,755	586	14	—	2,436
20	4,807	5,751	26,211	19,216	687	—	56,672
23	—	1,177	3,262	1,038	—	—	5,477
25	15,531	21,142	137,981	43,606	1,308	—	219,568
30	5,882	10,654	49,642	12,374	172	—	78,724
40	15,176	38,273	102,406	49,495	695	—	206,045
50	—	28	—	—	—	—	28
60	—	—	—	—	—	—	—

Total	$41,867	$77,077	$321,257	$127,644	$3,644	$—	$571,489

As of December 31, 2010:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$1,297	$—	$—	$—	$1,241	$—	$2,538
15	124	—	—	—	35	—	159
20	957	4,245	15,961	5,861	1,865	—	28,889
23	—	—	—	—	—	—	—
25	30,333	28,918	130,540	78,665	6,231	—	274,687
30	3,099	7,690	38,275	22,385	396	—	71,845
40	11,495	48,928	72,652	42,233	1,479	—	176,787
50	4	—	—	82	—	—	86
60	—	—	—	—	—	—	—

Total	$47,309	$89,781	$257,428	$149,226	$11,247	$—	$554,991

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. Concessions may include interest rate reductions to below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. The Company has exhibited the greatest success for rehabilitation of the loan by a reduction in the rate alone (maintaining the amortization of the debt) or a combination of a rate reduction and the forbearance of previously past due interest or principal. This has most typically been evidenced in certain commercial real estate loans whereby a disruption in the borrower’s cash flow resulted in an extended past due status, of which the borrower was unable to catch up completely as the cash flow of the property ultimately stabilized at a level lower than its original level. A reduction in rate, coupled with a forbearance of unpaid principal and/or interest, allowed the net cash flows to service the debt under the modified terms.

The Company’s policy requires a restructure request to be supported by a current, well-documented credit evaluation of the borrower’s financial condition and a collateral evaluation that is no older than six months from the date of the restructure. Key factors of that evaluation include the documentation of current, recurring cash flows, support provided by the guarantor(s) and the current valuation of the collateral. If the appraisal in file is older than six months, an evaluation must be made as to the continued reasonableness of the valuation. For certain income-producing properties, current rent rolls and/or other income information can be utilized to support the appraisal valuation, when coupled with documented cap rates within our markets and a physical inspection of the collateral to validate the current condition.

The Company’s policy states in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard and placed on nonaccrual status until such time that the borrower has demonstrated the ability to service the loan payments based on the restructured terms – generally defined as six months of satisfactory payment history. Missed payments under the original loan terms are not considered under the new structure; however, subsequent missed payments are considered non-performance and are not considered toward the six month required term of satisfactory payment history. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) when it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Senior Credit Officer.

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2011 and 2010 totaling $37.2 million and $23.8 million, respectively, under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

The following table presents the amount of troubled debt restructurings by loan class, classified separately as accrual and non-accrual at December 31, 2011 and 2010.

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	6	$1,774	5	$2,122
Real estate – commercial & farmland	14	9,622	2	4,737
Real estate – residential	19	6,555	4	1,296

Total	39	$17,951	11	$8,155

As of December 31, 2010	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	2	786	2	2,290
Real estate – commercial & farmland	15	19,262	3	2,864
Real estate – residential	9	1,924	1	316

Total	26	$21,972	6	$5,470

The following table presents the amount of troubled debt restructurings by loan class, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at December 31, 2011 and 2010.

As of December 31, 2011	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	7	$2,897	4	$999
Real estate – commercial & farmland	15	11,695	1	2,664
Real estate – residential	20	6,862	3	989

Total	42	$21,454	8	$4,652

As of December 31, 2010	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	4	3,076	—	—
Real estate – commercial & farmland	17	21,720	1	406
Real estate – residential	10	2,240	—	—

Total	31	$27,036	1	$406

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at December 31, 2011 and 2010.

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$311	—	$—
Forgiveness of Principal	2	902	1	136
Payment Modification Only	1	92	1	307
Rate Reduction Only	7	4,192	4	1,145
Rate Reduction, Forbearance of Interest	14	9,347	—	—
Rate Reduction, Forbearance of Principal	14	3,107	1	1,123
Rate Reduction, Payment Modification	—	—	4	5,444

Total	39	$17,951	11	$8,155

As of December 31, 2010	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	—	$—	2	$722
Forgiveness of Principal	4	1,145	—	—
Payment Modification Only	3	232	—	—
Rate Reduction Only	5	5,985	—	—
Rate Reduction, Forbearance of Interest	7	6,207	1	1,615
Rate Reduction, Forbearance of Principal	1	596	—	—
Rate Reduction, Payment Modification	6	7,807	3	3,133

Total	26	$21,972	6	$5,470

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at December 31, 2011 and 2010.

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$1,347	—	$—
Raw Land	3	1,549	2	618
Hotel & Motel	1	503	1	2,072
Office	3	1,077	—	—
Retail, including Strip Centers	9	6,694	1	2,665
1-4 Family Residential	22	6,781	7	2,800

Total	39	$17,951	11	$8,155

As of December 31, 2010	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Apartments	3	$3,770	—	$—
Raw Land	6	2,429	2	2,290
Hotel & Motel	2	4,199	1	2,072
Office	—	—	2	792
Retail, including Strip Centers	6	9,650	—	—
1-4 Family Residential	9	1,924	1	316

Total	26	$21,972	6	$5,470

As of December 31, 2011 and 2010, the Company had a balance of $26.1 million and $27.4 million, respectively, in troubled debt restructurings. The Company has recorded $1.7 million and $2.6 million in previous charge-offs on such loans at December 31, 2011 and 2010, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $2.7 million and $3.3 million at December 31, 2011 and 2010, respectively.

Allowance for Loan Losses

The allowance for loan losses represents a reserve for inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent loan reviewers and regulatory authorities, the Company further segregates the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on data such as risk ratings, current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in their markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Senior Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor of historical losses to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer or an independent third party loan review firm. As a result of these loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the Director of Internal Audit.

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

Changes in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 are as follows:

	December 31,
	2011	2010	2009
	(Dollars in Thousands)
Balance, beginning of year	$34,576	$35,762	$39,652
Provision for non-covered loan losses	30,341	48,839	42,068
Loans charged off	(31,623)	(52,623)	(47,129)
Recoveries of loans previously charged off	1,862	2,598	1,171

Balance, end of year	$35,156	$34,576	$35,762

During 2011 and 2010, the Company recorded provision for loan loss expense of $2.4 million and $1.7 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Operations.

The following table details activity in the allowance for loan losses by non-covered portfolio segment for the years ended December 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	5,772	11,354	7,883	4,717	615	30,341
Loans charged off	(5,807)	(10,988)	(8,680)	(5,399)	(749)	(31,623)
Recoveries of loans previously charged off	174	1,367	52	146	123	1,862

Balance, December 31, 2011	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Period-end amount allocated to:
Loans individually evaluated for impairment	$766	$3,478	$8,152	$3,567	$3	$15,966
Loans collectively evaluated for impairment	2,152	5,960	6,074	4,561	443	19,190

Ending balance	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Loans:
Individually evaluated for impairment	$2,831	$13,561	$45,084	$16,080	$17	$77,573
Collectively evaluated for impairment	140,129	116,709	627,681	314,647	55,347	1,254,513

Ending balance	$142,960	$130,270	$672,765	$330,727	$55,364	$1,332,086

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2010	$3,428	$13,098	$11,296	$7,391	$549	$35,762
Provision for loan losses	4,265	13,776	18,937	11,178	683	48,839
Loans charged off	(5,481)	(19,853)	(16,108)	(10,091)	(1,090)	(52,623)
Recoveries of loans previously charged off	567	684	846	186	315	2,598

Balance, December 31, 2010	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Period-end amount allocated to:
Loans individually evaluated for impairment	$677	$3,554	$6,300	$2,554	$—	$13,085
Loans collectively evaluated for impairment	2,102	4,151	8,671	6,110	457	21,491

Ending balance	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Loans:
Individually evaluated for impairment	$3,930	$22,838	$50,179	$14,740	$—	$91,687
Collectively evaluated for impairment	138,382	139,756	633,795	330,090	41,047	1,283,070

Ending balance	$142,312	$162,594	$683,974	$344,830	$41,047	$1,374,757

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Company policy prohibits loans to executive officers. Changes in related party loans are summarized as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Balance, beginning of year	$7,618	$8,336
Advances	5,374	782
Repayments	(6,070)	(1,500)

Balance, end of year	$6,922	$7,618

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Land	$24,885	$22,737
Buildings	53,315	50,927
Furniture and equipment	32,072	31,790
Construction in progress	235	722

	110,507	106,176
Accumulated depreciation	(37,383)	(39,587)

	$73,124	$66,589

Estimated costs to complete construction projects in progress were less than $1 million at December 31, 2011 and 2010. Depreciation expense was approximately $4.5 million, $3.3 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Leases

The Company has a non-cancellable operating lease on its operations center with a former Chairman of the Board. The lease has an initial term of three years with one two-year renewal option.

The Company has various operating leases with unrelated parties on 14 banking offices and five mortgage offices. Generally, these leases are on smaller locations with initial lease terms under ten years with up to two renewal options.

Rental expense amounted to approximately $1,697,000, $880,000 and $752,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows:

2012	$1,100,974
2013	719,113
2014	565,356
2015	327,182
2016	123,121
Thereafter	128,000

$2,963,746

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The Company did not record a core deposit intangible asset during 2011 associated with the acquisitions of OGB and HTG. The Company recorded a core deposit intangible asset of $1,672,000 associated with the acquisitions of SCB, FBJ, DBT and TBC during 2010 and recorded a core deposit intangible of $573,000 associated with the acquisitions of AUB and USB during 2009. The amortization period used for core deposit intangibles ranges from three to 10 years. Following is a summary of information related to acquired intangible assets:

	As of December 31, 2011		As of December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in Thousands)
Amortized intangible assets - core deposit premiums	$16,675	$13,425	$16,675	$12,414

The aggregate amortization expense for intangible assets was approximately $1,011,000, $999,000 and $616,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2012	$880
2013	840
2014	811
2015	719
2016	—

$3,250

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

NOTE 7. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $517.8 million and $625.1 million, respectively. The scheduled maturities of time deposits at December 31, 2011 are as follows:

(Dollars in Thousands)
2012	$796,521
2013	70,453
2014	16,963
2015	5,325
2016	3,368
Thereafter	44

$892,674

The Company had brokered deposits of approximately $67.9 million and $118.3 million at December 31, 2011 and 2010, respectively. The scheduled maturities of brokered deposits at December 31, 2011 and their weighted average costs are as follows:

	Balance	Average Cost
	(Dollars in Thousands)
2012	$40,081	3.20%
2013	21,799	3.35
2014	6,000	3.24

	$67,880	3.25%

NOTE 8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2011 and 2010 were $37.7 million and $68.2 million, respectively.

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

During 2009, the Company reduced contributions to the plan because of the net loss from operations and the Company did not contribute to the plan during 2011 and 2010 for the same reason. Therefore, there was not an expense recorded under the plan in 2011 and 2010. The aggregate expense under the plan charged to operations during 2009 amounted to $548,000.

NOTE 10. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements with certain former executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to finance this liability. Cash surrender value of life insurance of $2.42 million and $2.33 million at December 31, 2011 and 2010, respectively, is included in other assets. Accrued deferred compensation of $833,000 and $899,000 at December 31, 2011 and 2010, respectively, is included in other liabilities. Aggregate compensation expense under the plans was $95,000 per year for 2011, 2010 and 2009, which is included in other operating expenses.

NOTE 11. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2011	2010
	(Dollars in Thousands)
Convertible advance from Federal Home Loan Bank due January 18, 2011 with an effective weighted-average rate of 1.03%.	$—	$12,014
Convertible advances from Federal Home Loan Bank due at various dates through March 2013 with an effective weighted-average rate of 1.05% and 1.03%.	7,953	31,481
Fixed rate advances from Federal Home Loan Bank due at various dates through April 2016 with an effective weighted average rate of 1.05%.	3,301	—
Advances from Federal Home Loan Bank with interest at fixed rates (weighted average rate of 1.05%) convertible to a variable rate at the option of the lender, due at various dates through April 2016.	8,746	—

	$20,000	$43,495

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2011, $59.0 million was available for borrowing on lines with the FHLB.

As of December 31, 2011, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $60 million.

The Company also participates in the Federal Reserve discount window borrowings. At December 31, 2011, the Company had $333.3 million of loans pledged at the Federal Reserve discount window and had $237.9 million available for borrowing.

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

NOTE 13. INCOME TAXES

The income tax (expense) benefit in the consolidated statements of operations consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Current	$(2,506)	$1,407	$3,183
Benefit (use) of operating loss carryforward	(2,958)	2,958	—
Deferred	(5,092)	(1,170)	(10,480)

	$(10,556)	$3,195	$(7,297)

The Company’s income tax (expense) benefit differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Tax at federal income tax rate	$(11,077)	$2,514	$12,073
(Increase) decrease resulting from:
Tax-exempt interest	585	577	485
Goodwill Impairment	—	—	(19,058)
Other	(64)	104	(797)

Provision for income taxes	$(10,556)	$3,195	$(7,297)

Net deferred income tax assets (liabilities) of $(8,342,000) and $887,000 at December 31, 2011 and 2010, respectively, are included in other assets (liabilities). The components of deferred income taxes are as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$12,305	$12,122
Deferred compensation	292	316
Deferred gain on interest rate swap	766	465
Unrealized loss on interest rate swap	711	—
Nonaccrual interest	175	964
Other real estate owned	2,711	3,583
Net operating loss carry-forward	—	2,958
Capitalized costs, deferred gains and other	558	395

	17,518	20,803

Deferred tax liabilities:
Depreciation and amortization	5,106	3,447
Intangible assets	340	476
Stock based compensation	—	202
Deferred gain on FDIC-assisted transactions	16,946	14,514
Unrealized gain on securities available for sale	3,468	976
Unrealized gain on cash flow hedge	—	301

	25,860	19,916

Net deferred tax asset (liability)	$(8,342)	$887

NOTE 14. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (3.38% at December 31, 2011) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April 2009. There are certain circumstances (as described in the trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2011, was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related debentures bear interest at 3-Month LIBOR plus 1.63% (2.18% at December 31, 2011). Distributions on the trust preferred securities are paid quarterly, with interest on the debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011.

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

As of December 31, 2011, the Company has 301,775 outstanding restricted shares granted under the plans as compensation to certain employees. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is three to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2011, 2010 and 2009, compensation expense related to these grants was approximately $569,000, $327,000 and $201,000, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. Stock-based compensation expense related to stock options was approximately $216,000, $397,000 and $500,000 for 2011, 2010 and 2009, respectively.

No non-performance based options were issued during 2011, 2010 or 2009. As of December 31, 2011, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements for non-performance-based options.

A summary of the activity of non-performance based and performance based options as of December 31, 2011 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	208,993	$14.73			441,185	$16.43
Granted	—	—			—	—
Exercised	(1,234)	8.51		3	(2,468)	9.07		4
Forfeited	(20,727)	9.83			(44,826)	16.76

Under option, end of year	187,032	$15.32	4.39	$8	393,891	$16.45	6.17	$320

Exercisable at end of year	182,945	$13.87	4.38	$8	324,271	$18.21	5.77	$128

A summary of the activity of non-performance based and performance based options as of December 31, 2010 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	261,206	$13.63			485,533	$16.65
Granted	—	—			—	—
Exercised	(17,889)	8.49		23	—	—		—
Forfeited	(34,324)	9.59			(44,348)	18.76

Under option, end of year	208,993	$14.73	4.21	$26	441,185	$16.43	6.22	$397

Exercisable at end of year	207,312	$13.61	4.20	$26	348,547	$18.16	5.82	$159

A summary of the activity of non-performance based and performance based options as of December 31, 2009 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	295,330	$13.34			379,122	$20.14
Granted	—	—			128,516	7.15
Exercised	—	—		—	—	—		—
Forfeited	(34,124)	11.18			(22,105)	21.42

Under option, end of year	261,206	$13.63	4.44	$—	485,533	$16.65	6.22	$397

Exercisable at end of year	230,446	$12.49	—	$—	315,618	$18.72	—	$6

The Company did not grant any options during 2011 and 2010. The weighted-average grant date fair value of options granted was $1.88 during 2009. As of December 31, 2011, there was approximately $97,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance-based options. That cost is expected to be recognized over a weighted-average period of approximately one year.

The fair value of each stock-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. There were no stock-based compensation grants made in 2011 and 2010.

Year ended December 31, 2009
Dividend yield	2.60-3.50%
Expected life	8 years
Expected volatility	29.18-36.17%
Risk-free interest rate	2.35-2.84%

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2011, 2010 and 2009 is presented below:

	2011		2010		2009
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at beginning of year	201,650	$8.73	87,450	$8.04	16,100	$22.57
Granted	135,075	9.93	121,300	9.69	89,250	6.97
Vested	(800)	13.09	(6,100)	17.67	(9,900)	21.58
Forfeited	(34,150)	9.50	(1,000)	9.63	(8,000)	8.63

Nonvested shares at end of year	301,775	$9.14	201,650	$8.73	87,450	$8.04

The balance of unearned compensation related to restricted stock grants as of December 31, 2011, 2010 and 2009 was approximately $1,679,000, $1,230,000 and $833,000, respectively.

NOTE 16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2006, the Company purchased two derivative instruments to minimize the volatility in its net interest margin due to a reduction in the prime rate and the resulting effect on interest income from its variable rate loan portfolio. Each instrument had a notional amount of $35 million, indexed to the prime rate with a 7% strike rate. One instrument matured in August 2009 and the other instrument matured in August 2011. The premium paid for these contracts was $497,000.

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

These contracts are classified as cash flow hedges of an exposure to changes in the cash flow of a recognized asset. At December 31, 2011, the fair value of the remaining instrument totaled a liability of $2.0 million, compared to an asset of $936,000 at December 31, 2010. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2011, the hedge is deemed to be highly effective.

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Commitments to extend credit	$132,700	$166,845
Financial standby letters of credit	8,074	7,874

	$140,774	$174,719

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2011 and 2010.

At December 31, 2011, the Company had guaranteed the debt of certain officers’ liabilities at another financial institution totaling approximately $362,000. These guarantees represent the available credit line of those certain officers for the purchase of Company stock. Any stock purchased under this program will be assigned to the Company and held in safekeeping. The Company was not required to perform on any of these guarantees during the year ended December 31, 2011.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 18. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2011, no amounts of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes that, as of December 31, 2011 and 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2011
Total Capital to Risk Weighted Assets
Consolidated	$345,789	20.05%	$137,954	8.00%		—N/A—
Ameris Bank	$341,697	19.87%	$137,580	8.00%	$171,976	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$324,125	18.80%	$68,977	4.00%		—N/A—
Ameris Bank	$320,032	18.61%	$68,790	4.00%	$103,185	6.00%
Tier I Capital to Average Assets:
Consolidated	$324,125	10.76%	$120,683	4.00%		—N/A—
Ameris Bank	$320,032	10.62%	$120,515	4.00%	$150,643	5.00%

As of December 31, 2010
Total Capital to Risk Weighted Assets
Consolidated	$328,074	19.45%	$134,931	8.00%		—N/A—
Ameris Bank	$317,485	18.88%	$134,509	8.00%	$168,136	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$306,818	18.19%	$67,465	4.00%		—N/A—
Ameris Bank	$296,301	17.62%	$67,255	4.00%	$100,882	6.00%
Tier I Capital to Average Assets:
Consolidated	$306,818	11.34%	$108,198	4.00%		—N/A—
Ameris Bank	$296,301	11.05%	$107,303	4.00%	$134,129	5.00%

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

Mortgage Loans Held-for-Sale: Mortgage loans held-for-sale are carried at cost, which is a reasonable estimate of fair value.

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled. The fair value of impaired loans is determined in accordance with ASC 310-10 “Accounting by Creditors for Impairment of a Loan” and generally results in a specific reserve established through a charge to the provision for loan losses. Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed. Management has determined that the majority of impaired loans are Level 2 assets due to the extensive use of market appraisals. To the extent that market appraisals or other methods do not produce reliable determinations of fair value, these assets are deemed to be Level 3.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2011 and 2010:

	Fair Value Measurements on a Recurring Basis As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$14,937	$—	$14,937	$—
State, county and municipal securities	79,133	2,966	76,167	—
Corporate debt securities	11,401	—	9,401	2,000
Mortgage backed securities	234,496	3,302	231,194	—
Derivative financial instruments	(2,049)	—	(2,049)	—

Total recurring assets at fair value	$337,918	$6,268	$329,650	$2,000

	Fair Value Measurements on a Recurring Basis As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$35,468	$—	$35,468	$—
State, county and municipal securities	57,696	—	54,951	2,745
Corporate debt securities	10,786	—	8,786	2,000
Mortgage backed securities	218,631	—	218,631	—
Derivative financial instruments	936	—	936	—

Total recurring assets at fair value	$323,517	$—	$318,772	$4,745

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2011 and 2010:

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$70,296	$—	$70,296	$—
Other real estate owned	50,301	—	—	50,301
Covered loans	571,489	—	—	571,489
Covered other real estate owned	78,617	—	—	78,617

Total nonrecurring assets at fair value	$770,703	$—	$70,296	$700,407

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$84,573	$—	$84,573	$—
Other real estate owned	57,915	—	—	57,915
Covered loans	554,991	—	—	554,991
Covered other real estate owned	54,931	—	—	54,931

Total nonrecurring assets at fair value	$752,410	$—	$84,573	$667,837

Below is the Company’s reconciliation of Level 3 assets as of December 31, 2011 and 2010. Gains or losses on impaired loans are recorded in the provision for loan losses.

	Investment Securities Available for Sale	Other Real Estate Owned	Covered Loans	Covered Other Real Estate Owned
	(Dollars in Thousands)
Beginning balance, January 1, 2010	$2,000	$23,316	$137,248	$9,337
Total losses included in operations	—	(4,327)	(1,682)	(3,629)
Purchases, sales, issuances, and settlements, net	2,745	(35,017)	419,425	16,373
Transfers in or out of Level 3	—	73,943	—	32,850

Ending balance, December 31, 2010	$4,745	$57,915	$554,991	$54,931
Total losses included in operations	—	(14,570)	—	(28)
Purchases, sales, issuances, and settlements, net	—	(26,323)	48,734	(8,522)
Transfers in or out of Level 3	(2,745)	33,279	(32,236)	32,236

Ending balance, December 31, 2011	$2,000	$50,301	$571,489	$78,617

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,868,419	$1,877,320	$1,895,172	$1,905,346

Financial liabilities:
Deposits	2,591,566	2,593,113	2,535,426	2,542,767
Other borrowings	20,000	20,936	43,495	43,685

NOTE 20. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(Dollars in Thousands)

	2011	2010
Assets
Cash and due from banks	$4,200	$8,763
Investment in subsidiaries	331,946	304,109
Other assets	1,063	3,922

Total assets	$337,209	$316,794

Liabilities
Other liabilities	$1,170	$1,118
Subordinated deferrable interest debentures	42,269	42,269

Total liabilities	43,439	43,387

Stockholders’ equity	293,770	273,407

Total liabilities and stockholders’ equity	$337,209	$316,794

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in Thousands)

	2011	2010	2009
Income
Dividends from subsidiaries	$—	$—	$—
Other income	124	59	221

Total income	124	59	221

Expense
Interest	1,417	887	1,766
Other expense	1,120	1,198	757

Total expense	2,537	2,085	2,523

Loss before income tax benefit and equity in undistributed income (loss) of subsidiaries	(2,413)	(2,026)	(2,302)
Income tax benefit	785	541	683

Loss before equity in undistributed income (loss) of subsidiaries	(1,628)	(1,485)	(1,619)
Equity in undistributed income (loss) of subsidiaries	22,721	(2,504)	(40,170)

Net income (loss)	$21,093	$(3,989)	$(41,789)

Preferred stock dividend	3,241	3,213	3,161

Net income (loss) available to common shareholders	$17,852	$(7,202)	$(44,950)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in Thousands)

	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$21,093	$(3,989)	$(41,789)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	785	724	701
Undistributed (earnings) losses of subsidiaries	(22,721)	2,504	40,170
Increase in interest payable	54	145	16
Increase (decrease) in tax receivable	(247)	184	3,521
Provision for deferred taxes	(390)	447	866
Decrease in due from subsidiaries	—	—	81
Other operating activities	(530)	(229)	(536)

Total adjustments	(23,049)	3,775	44,819

Net cash provided by (used in) operating activities	(1,956)	(214)	3,030

INVESTING ACTIVITIES
Contribution of capital to subsidiary bank	—	(80,000)	(40,000)

Net cash used in investing activities	—	(80,000)	(40,000)

FINANCING ACTIVITIES
Repayments of other borrowings and debentures	—	—	(5,000)
Purchase of treasury shares	—	(19)	(25)
Dividends paid preferred stock	(2,635)	(2,636)	(2,583)
Proceeds from issuance of common stock	—	85,270	—
Cash dividends paid common stock	—	(21)	(1,375)
Accretion of discount on preferred stock	—	—	524
Proceeds from exercise of stock options	28	150	6

Net cash provided by (used in) financing activities	(2,607)	82,744	(8,453)

Net increase (decrease) in cash and due from banks	(4,563)	2,530	(45,423)
Cash and due from banks at beginning of year	8,763	6,233	51,656

Cash and due from banks at end of year	$4,200	$8,763	$6,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$1,363	$742	$1,766
Cash paid during the year for income taxes	$—	$—	$—

NOTE 21 – SUBSEQUENT EVENT

Subsequent to December 31, 2011, the Company participated in a federally assisted acquisition. The acquisition is described as follows:

Central Bank of Georgia, Ellaville, Georgia

On February 24, 2012, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of Central Bank of Georgia (“CBG”) from the FDIC, as Receiver of CBG. CBG operated five branches in Ellaville, Buena Vista, Cusseta, Butler and Macon, Georgia. The Company’s agreement with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire CBG included a discount on the book value of the assets totaling $33.9 million. The Bank’s bid resulted in a cash payment from the FDIC totaling $31.9 million. The Company’s gain on the acquisition is estimated to be less than $11.4 million, after tax. The Company is not able to make the remaining disclosures required by purchase accounting standards as management has not yet completed the initial accounting for this business combination.