Form 10-Q
period 2012-03-31
Ameris Bancorp
filed 2012-05-10
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 23,814,144 shares of Common Stock outstanding as of April 30, 2012.

AMERIS BANCORP

Item 1. Financial Statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2012	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$64,963	$65,528	$88,386
Federal funds sold and interest bearing accounts	194,172	229,042	264,508
Investment securities available for sale, at fair value	371,791	339,967	305,620
Other investments	10,967	9,878	12,436
Mortgage loans held for sale	14,863	11,563	—

Loans	1,323,844	1,332,086	1,345,981
Covered loans	653,377	571,489	526,012
Less: allowance for loan losses	28,689	35,156	35,443

Loans, net	1,948,532	1,868,419	1,836,550

Other real estate owned	40,035	50,301	62,258
Covered other real estate owned	85,803	78,617	59,757

Total other real estate owned	125,838	128,918	122,015

Premises and equipment, net	72,755	73,124	66,359
FDIC indemnification asset	220,016	242,394	167,176
Intangible assets	4,179	3,250	3,973
Goodwill	956	956	956
Other assets	14,202	21,268	50,444

Total assets	$3,043,234	$2,994,307	$2,918,423

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$444,707	$395,347	$316,060
Interest-bearing	2,220,653	2,196,219	2,256,629

Total deposits	2,665,360	2,591,566	2,572,689
Securities sold under agreements to repurchase	28,790	37,665	20,257
Other borrowings	3,810	20,000	—
Other liabilities	5,308	9,037	9,351
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,745,537	2,700,537	2,644,566

Commitments and contingencies

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 52,000 shares issued and outstanding	50,884	50,727	50,269
Common stock, par value $1; 30,000,000 shares authorized; 25,150,318, 25,087,468 and 25,102,218 issued	25,150	25,087	25,102
Capital surplus	166,579	166,639	165,995
Retained earnings	59,402	54,852	37,580
Accumulated other comprehensive income	6,513	7,296	5,742
Treasury stock, at cost, 1,336,174 shares	(10,831)	(10,831)	(10,831)

Total stockholders’ equity	297,697	293,770	273,857

Total liabilities and stockholders’ equity	$3,043,234	$2,994,307	$2,918,423

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income
Interest and fees on loans	$29,482	$28,971
Interest on taxable securities	2,309	2,658
Interest on nontaxable securities	365	320
Interest on deposits in other banks	120	175
Interest on federal funds sold	6	13

Total interest income	32,282	32,137

Interest expense
Interest on deposits	4,084	7,375
Interest on other borrowings	471	555

Total interest expense	4,555	7,930

Net interest income	27,727	24,207
Provision for loan losses	12,882	7,043

Net interest income after provision for loan losses	14,845	17,164

Noninterest income
Service charges on deposit accounts	4,386	4,267
Mortgage origination fees	1,475	450
Other service charges, commissions and fees	391	239
Gain on acquisition	20,037	—
Gain on sale of securities	—	224
Other	975	1,013

Total noninterest income	27,264	6,193

Noninterest expense
Salaries and employee benefits	11,446	9,843
Occupancy and equipment expense	3,335	2,730
Advertising and marketing expense	349	163
Amortization of intangible assets	220	263
Data processing and communications costs	1,925	2,396
Other operating expenses	16,971	5,760

Total noninterest expense	34,246	21,155

Income before income tax expense	7,863	2,202
Applicable income tax expense	2,498	824

Net income	$5,365	$1,378

Preferred stock dividends	815	798

Net income available to common stockholders	$4,550	$580

Other comprehensive loss
Unrealized holding loss arising during period on investment securities available for sale, net of tax	(689)	(262)
Reclassification adjustment for gains included in net income, net of tax	—	(146)
Unrealized loss on cash flow hedges arising during period, net of tax	(94)	(54)

Other comprehensive loss	$(783)	$(462)

Comprehensive income	$3,767	$118

Basic and Diluted earnings per share	$0.19	$0.02

Weighted average common shares outstanding
Basic	23,762	23,440
Diluted	23,916	23,474

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$50,727	52,000	$50,121
Accretion of fair value of warrant	—	157	—	148

Balance at end of period	52,000	$50,884	52,000	$50,269

COMMON STOCK
Balance at beginning of period	25,087,468	$25,087	24,982,911	$24,983
Issuance of restricted shares	62,450	62	125,075	125
Cancellation of restricted shares	—	—	(7,000)	(7)
Proceeds from exercise of stock options	400	1	1,232	1

Balance at end of period	25,150,318	$25,150	25,102,218	$25,102

CAPITAL SURPLUS
Balance at beginning of period		$166,639		$165,930
Stock-based compensation		—		174
Proceeds from exercise of stock options		2		9
Issuance of restricted shares		(62)		(125)
Cancellation of restricted shares		—		7

Balance at end of period		$166,579		$165,995

RETAINED EARNINGS
Balance at beginning of period		$54,852		$37,000
Net income		5,365		1,378
Dividends on preferred shares		(657)		(650)
Accretion of fair value warrant		(158)		(148)

Balance at end of period		$59,402		$37,580

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$7,296		$6,204
Accumulated other comprehensive income		(783)		(462)

Balance at end of period		$6,513		$5,742

TREASURY STOCK
Balance at beginning of period		$10,831		$10,831
Purchase of treasury shares		—		—

Balance at end of period		$10,831		$10,831

TOTAL STOCKHOLDERS’ EQUITY		$297,697		$273,857

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,365	$1,378
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	1,143	1,112
Net gains on sale or disposal of premises and equipment	(4)	(189)
Gain on acquisition	(20,037)	—
Net losses or write-downs on sale of other real estate owned	7,252	33
Provision for loan losses	12,882	7,043
Amortization of intangible assets	220	263
Net change in mortgage loans held for sale	(3,300)	—
Net gains on securities available for sale	—	(224)
Other prepaids, deferrals and accruals, net	4,201	(162)

Net cash provided by operating activities	7,722	9,254

Cash flows from investing activities:
Net decrease (increase) in federal funds sold and interest bearing deposits	34,870	(3,246)
Proceeds from maturities of securities available for sale	21,912	12,922
Purchase of securities available for sale	(15,637)	(19,869)
Proceeds from sales of securities available for sale	760	23,503
Net change in loans	17,496	37,682
Proceeds from sales of other real estate owned	16,296	9,306
Proceeds from sales of premises and equipment	305	344
Decrease in FDIC indemnification asset	75,032	502
Net cash proceeds received from FDIC-assisted acquisitions	65,050	—
Purchases of premises and equipment	(1,075)	(1,539)

Net cash provided by investing activities	215,009	59,605

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(187,242)	37,263
Net decrease in securities sold under agreements to repurchase	(8,875)	(47,927)
Repayment of other borrowings	(26,524)	(43,495)
Dividends paid - preferred stock	(657)	(650)
Proceeds from exercise of stock options	2	10

Net cash used in financing activities	(223,296)	(54,799)

Net (decrease) increase in cash and due from banks	(565)	14,060

Cash and due from banks at beginning of period	65,528	74,326

Cash and due from banks at end of period	$64,963	$88,386

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the period for:
Interest	$5,098	$8,494
Income taxes	$—	$—

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2012 the Bank operated 67 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Newly Adopted Accounting Pronouncements

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

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is based on estimated discounted cash flows or underlying collateral values, where applicable. A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled. The fair value of impaired loans is determined in accordance with accounting standards and generally results in a specific reserve established through a charge to the provision for loan losses. Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed. Management has determined that the majority of impaired loans are Level 2 assets due to the extensive use of market appraisals. To the extent that market appraisals or other methods do not produce reliable determinations of fair value, these assets are deemed to be Level 3.

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

FDIC Indemnification Asset: Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The shared-loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss-share receivable is impacted by changes in estimated cash flows associated with these loans.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of March 31, 2012, December 31, 2011 and March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial instruments, were as follows:

		Fair Value Measurements at March 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,948,532	$—	$1,981,385	$—	$1,981,385

Financial liabilities:
Deposits	2,665,360	—	2,667,731	—	2,667,731
Other borrowings	3,810	3,854	—	—	3,854

	December 31, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,868,419	$1,877,320	$1,836,550	$1,845,963

Financial liabilities:
Deposits	2,591,566	2,593,113	2,572,689	2,576,253
Other borrowings	20,000	20,936	—	—

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2012, December 31, 2011 and March 31, 2011 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of March 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$28,848	$—	$28,848	$—
State, county and municipal securities	81,997	—	81,997	—
Corporate debt securities	11,385	—	9,385	2,000
Mortgage-backed securities	249,561	2,292	247,269	—
Derivative financial instruments	(2,089)	—	(2,089)	—

Total recurring assets at fair value	$369,702	$2,292	$365,410	$2,000

	Fair Value Measurements on a Recurring Basis As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,937	$—	$14,937	$—
State, county and municipal securities	79,133	2,966	76,167	—
Corporate debt securities	11,401	—	9,401	2,000
Mortgage-backed securities	234,496	3,302	231,194	—
Derivative financial instruments	(2,049)	—	(2,049)	—

Total recurring assets at fair value	$337,918	$6,268	$329,650	$2,000

	Fair Value Measurements on a Recurring Basis As of March 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$33,545	$—	$33,545	$—
State, county and municipal securities	56,898	—	56,898	—
Corporate debt securities	9,749	—	7,749	2,000
Mortgage-backed securities	205,428	12,764	192,664	—
Derivative financial instruments	598	—	598	—

Total recurring assets at fair value	$306,218	$12,764	$291,454	$2,000

The following table is a presentation of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2012, December 31, 2011 and March 31, 2011 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$69,606	$—	$69,606	$—
Other real estate owned	40,035	—	—	40,035
Covered loans	653,377	—	—	653,377
Covered other real estate owned	85,803	—	—	85,803

Total nonrecurring assets at fair value	$848,821	$—	$69,606	$779,215

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$70,296	$—	$70,296	$—
Other real estate owned	50,301	—	—	50,301
Covered loans	571,489	—	—	571,489
Covered other real estate owned	78,617	—	—	78,617

Total nonrecurring assets at fair value	$770,703	$—	$70,296	$700,407

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$68,391	$—	$68,391	$—
Other real estate owned	62,258	—	—	62,258
Covered loans	524,105	—	—	524,105
Covered other real estate owned	59,757	—	—	59,757

Total nonrecurring assets at fair value	$714,511	$—	$68,391	$646,120

Below is the Company’s reconciliation of Level 3 assets as of March 31, 2012.

	Investment Securities Available for Sale	Other Real Estate Owned	Covered Loans	Covered Other Real Estate Owned
Beginning balance January 1, 2012	$2,000	$50,301	$571,489	$78,617
Total gains/(losses) included in net income	—	(6,538)	—	(714)
Purchases, sales, issuances, and settlements, net	—	(8,799)	91,108	(1,320)
Transfers in or out of Level 3	—	5,071	(9,220)	9,220

Ending balance March 31, 2012	$2,000	$40,035	$653,377	$85,803

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

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2012, December 31, 2011 and March 31, 2011 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

March 31, 2012:
U. S. government agencies	$28,634	$258	$(44)	$28,848
State, county and municipal securities	78,440	3,723	(166)	81,997
Corporate debt securities	11,639	217	(471)	11,385
Mortgage-backed securities	244,232	5,573	(244)	249,561

Total debt securities	$362,945	$9,771	$(925)	$371,791

December 31, 2011:
U. S. government agencies	$14,670	$267	$—	$14,937
State, county and municipal securities	75,665	3,558	(90)	79,133
Corporate debt securities	11,640	167	(406)	11,401
Mortgage-backed securities	228,085	6,559	(148)	234,496

Total debt securities	$330,060	$10,551	$(644)	$339,967

March 31, 2011:
U. S. government agencies	$33,137	$455	$(47)	$33,545
State, county and municipal securities	55,971	1,310	(383)	56,898
Corporate debt securities	12,150	168	(2,569)	9,749
Mortgage-backed securities	202,204	5,143	(1,919)	205,428

Total debt securities	$303,462	$7,076	$(4,918)	$305,620

The amortized cost and fair value of available-for-sale securities at March 31, 2012 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$16,167	$16,220
Due from one year to five years	18,833	19,527
Due from five to ten years	43,629	46,232
Due after ten years	40,084	40,251
Mortgage-backed securities	244,232	249,561

	$362,945	$371,791

Securities with a carrying value of approximately $208.1 million serve as collateral to secure public deposits and other purposes required or permitted by law at March 31, 2012.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at March 31, 2012, December 31, 2011 and March 31, 2011.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2012:
U. S. government agencies	$8,960	$(44)	$—	$—	$8,960	$(44)
State, county and municipal securities	8,960	(166)	—	—	8,960	(166)
Corporate debt securities	100	—	6,611	(471)	6,711	(471)
Mortgage-backed securities	37,860	(234)	2,292	(10)	40,152	(244)

Total debt securities	$55,880	$(444)	$8,903	$(481)	$64,783	$(925)

December 31, 2011:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	10,134	(90)	—	—	10,134	(90)
Corporate debt securities	100	—	6,681	(406)	6,781	(406)
Mortgage-backed securities	20,929	(148)	—	—	20,929	(148)

Total debt securities	$31,163	$(238)	$6,681	$(406)	$37,844	$(644)

March 31, 2011:
U. S. government agencies	$11,037	$(47)	$—	$—	$11,037	$(47)
State, county and municipal securities	12,171	(383)	—	—	12,171	(383)
Corporate debt securities	413	(26)	5,067	(2,543)	5,480	(2,569)
Mortgage-backed securities	75,721	(1,919)	—	—	75,721	(1,919)

Total debt securities	$99,342	$(2,375)	$5,067	$(2,543)	$104,409	$(4,918)

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Commercial, financial and agricultural	$149,320	$142,960	$142,826
Real estate – construction and development	122,331	130,270	152,863
Real estate – commercial and farmland	658,054	672,765	672,212
Real estate – residential	328,053	330,727	336,755
Consumer installment	42,085	37,296	33,698
Other	24,001	18,068	7,627

	$1,323,844	$1,332,086	$1,345,981

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $653.4 million, $571.5 million and $526.0 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Commercial, financial and agricultural	$43,157	$41,867	$45,954
Real estate – construction and development	93,430	77,077	89,356
Real estate – commercial and farmland	350,244	321,257	242,153
Real estate – residential	162,768	127,644	140,239
Consumer installment	3,778	3,644	8,310

	$653,377	$571,489	$526,012

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

The following table presents an analysis of non-covered loans accounted for on a nonaccrual basis.

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Commercial, financial and agricultural	$4,732	$3,987	$5,966
Real estate – construction and development	10,647	15,020	17,893
Real estate – commercial and farmland	21,539	35,385	28,313
Real estate – residential	14,065	15,498	15,557
Consumer installment	1,275	933	662

	$52,258	$70,823	$68,391

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Commercial, financial and agricultural	$14,185	$11,952	$9,149
Real estate – construction and development	35,170	30,977	28,364
Real estate – commercial and farmland	79,620	75,458	44,110
Real estate – residential	40,609	41,139	34,701
Consumer installment	637	473	1,488

	$170,221	$159,999	$117,812

The following table presents an analysis of non-covered past due loans as of March 31, 2012, December 31, 2011 and March 31, 2011.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2012:
Commercial, financial & agricultural	$1,477	$291	$4,559	$6,327	$142,993	$149,320	$—
Real estate – construction & development	2,356	481	9,531	12,368	109,963	122,331	—
Real estate – commercial & farmland	9,991	2,412	19,646	32,049	626,005	658,054	—
Real estate – residential	3,905	6,175	13,298	23,378	304,675	328,053	—
Consumer installment loans	856	497	1,070	2,423	39,662	42,085	—
Other	—	—	—	—	24,001	24,001	—

Total	$18,585	$9,856	$48,104	$76,545	$1,247,299	$1,323,844	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2011:
Commercial, financial & agricultural	$1,103	$705	$3,975	$5,783	$137,177	$142,960	$—
Real estate – construction & development	2,395	1,507	13,608	17,510	112,760	130,270	—
Real estate – commercial & farmland	6,686	7,071	32,953	46,710	626,055	672,765	—
Real estate – residential	5,229	4,995	12,874	23,098	307,629	330,727	—
Consumer installment loans	963	305	725	1,993	35,303	37,296	—
Other	—	—	—	—	18,068	18,068	—

Total	$16,376	$14,583	$64,135	$95,094	$1,236,992	$1,332,086	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2011:
Commercial, financial & agricultural	$848	$695	$5,923	$7,466	$135,360	$142,826	$—
Real estate – construction & development	2,324	1,864	16,011	20,199	132,664	152,863	—
Real estate – commercial & farmland	7,127	7,315	17,883	32,325	639,887	672,212	—
Real estate – residential	4,314	2,732	13,480	20,526	316,229	336,755	—
Consumer installment loans	409	177	444	1,030	32,668	33,698	—
Other	—	—	—	—	7,627	7,627	—

Total	$15,022	$12,783	$53,741	$81,546	$1,264,435	$1,345,981	$—

The following table presents an analysis of covered past due loans as of March 31, 2012, December 31, 2011 and March 31, 2011.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2012:
Commercial, financial & agricultural	$682	$430	$14,229	$15,341	$27,816	$43,157	$549
Real estate – construction & development	2,704	778	32,302	35,784	57,646	93,430	909
Real estate – commercial & farmland	12,905	6,994	68,282	88,181	262,063	350,244	2,583
Real estate – residential	5,859	3,514	34,870	44,243	118,525	162,768	3
Consumer installment loans	65	68	685	818	2,960	3,778	241

Total	$22,215	$11,784	$150,368	$184,367	$469,010	$653,377	$4,285

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2011:
Commercial, financial & agricultural	$968	$4,297	$11,253	$16,518	$25,349	$41,867	$—
Real estate – construction & development	2,444	1,318	27,867	31,629	45,448	77,077	—
Real estate – commercial & farmland	18,282	8,544	64,091	90,917	230,340	321,257	165
Real estate – residential	3,485	1,493	35,950	40,928	86,716	127,644	290
Consumer installment loans	127	270	440	837	2,807	3,644	—

Total	$25,306	$15,922	$139,601	$180,829	$390,660	$571,489	$455

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2011:
Commercial, financial & agricultural	$963	$3,511	$8,223	$12,697	$33,257	$45,954	$—
Real estate – construction & development	1,870	3,233	27,717	32,820	56,536	89,356	532
Real estate – commercial & farmland	9,144	11,607	38,496	59,247	182,906	242,153	402
Real estate – residential	6,669	5,268	34,423	46,360	93,879	140,239	3,006
Consumer installment loans	118	99	1,394	1,611	6,699	8,310	—

Total	$18,764	$23,718	$110,253	$152,735	$373,277	$526,012	$3,940

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

The following is a summary of information pertaining to non-covered impaired loans:

	As of and For the Period Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in Thousands)
Nonaccrual loans	$52,258	$70,823	$68,391
Troubled debt restructurings not included above	26,848	17,951	25,832

Total impaired loans	$79,106	$88,774	$94,223

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$79,106	$88,774	$94,223

Allowance related to impaired loans	$9,500	$18,478	$16,821

Average investment in impaired loans	$83,940	$88,320	$88,761

Interest income recognized on impaired loans	$57	$637	$75

Foregone interest income on impaired loans	$187	$613	$389

The following table presents an analysis of information pertaining to non-covered impaired loans as of March 31, 2012, December 31, 2011 and March 31, 2011.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2012:
Commercial, financial & agricultural	$7,599	$—	$4,732	$4,732	$932	$4,921
Real estate – construction & development	20,593	—	11,952	11,952	1,993	13,812
Real estate – commercial & farmland	45,098	—	39,304	39,304	3,615	42,155
Real estate – residential	24,845	—	21,843	21,843	2,928	21,948
Consumer installment loans	1,391	—	1,275	1,275	32	1,104

Total	$99,526	$—	$79,106	$79,106	$9,500	$83,940

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$9,592	$—	$5,110	$5,110	$1,366	$5,700
Real estate – construction & development	21,893	—	15,672	15,672	4,053	18,667
Real estate – commercial & farmland	48,688	—	45,006	45,006	8,331	42,192
Real estate – residential	25,309	—	22,053	22,053	4,499	21,081
Consumer installment loans	1,056	—	933	933	229	680

Total	$106,538	$—	$88,774	$88,774	$18,478	$88,320

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2011:
Commercial, financial & agricultural	$9,419	$—	$6,397	$6,397	$2,425	$5,872
Real estate – construction & development	33,590	—	20,801	20,801	4,254	20,052
Real estate – commercial & farmland	51,874	—	45,731	45,731	5,584	44,281
Real estate – residential	23,440	—	20,632	20,632	4,405	18,026
Consumer installment loans	890	—	662	662	153	530

Total	$119,213	$—	$94,223	$94,223	$16,821	$88,761

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in Thousands)
Nonaccrual loans	$170,221	$159,999	$117,812
Troubled debt restructurings not included above	18,220	19,884	8,859

Total impaired loans	$188,441	$179,883	$126,671

Impaired loans not requiring a related allowance	$188,441	$179,883	$126,671

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$184,162	$138,950	$107,497

Interest income recognized on impaired loans	$179	$526	$286

Foregone interest income on impaired loans	$441	$202	$32

The following table presents an analysis of information pertaining to impaired covered loans as of March 31, 2012, December 31, 2011 and March 31, 2011.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2012:
Commercial, financial & agricultural	$24,085	$14,260	$—	$14,260	$—	$13,144
Real estate – construction & development	59,102	37,831	—	37,831	—	36,097
Real estate – commercial & farmland	128,389	90,847	—	90,847	—	87,793
Real estate – residential	65,971	44,866	—	44,866	—	46,573
Consumer installment loans	786	637	—	637	—	555

Total	$278,333	$188,441	$—	$188,441	$—	$184,162

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$21,352	$12,027	$—	$12,027	$—	$10,210
Real estate – construction & development	47,005	34,363	—	34,363	—	30,610
Real estate – commercial & farmland	106,953	84,740	—	84,740	—	56,607
Real estate – residential	68,411	48,280	—	48,280	—	40,675
Consumer installment loans	623	473	—	473	—	848

Total	$244,344	$179,883	$—	$179,883	$—	$138,950

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2011:
Commercial, financial & agricultural	$17,627	$9,207	$—	$9,207	$—	$7,482
Real estate – construction & development	74,222	28,365	—	28,365	—	27,088
Real estate – commercial & farmland	77,769	45,760	—	45,760	—	37,639
Real estate – residential	67,307	41,851	—	41,851	—	33,983
Consumer installment loans	1,619	1,488	—	1,488	—	1,305

Total	$238,544	$126,671	$—	$126,671	$—	$107,497

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

The following table presents the non-covered loan portfolio by risk grade as of March 31, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$18,767	$19	$211	$415	$7,042	$—	$26,454
15	14,063	5,402	155,568	80,623	1,198	—	256,854
20	63,200	33,805	269,746	85,022	19,478	24,001	495,252
23	265	8,458	9,188	11,719	1	—	29,631
25	44,035	58,943	164,642	107,530	11,983	—	387,133
30	3,148	1,955	20,551	16,135	540	—	42,329
40	5,716	13,459	38,148	26,515	1,828	—	85,666
50	123	290	—	94	15	—	522
60	3	—	—	—	—	—	3

Total	$149,320	$122,331	$658,054	$328,053	$42,085	$24,001	$1,323,844

The following table presents the non-covered loan portfolio by risk grade as of December 31, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$17,213	$20	$235	$252	$6,210	$—	$23,930
15	15,379	5,391	151,068	88,586	1,065	—	261,489
20	60,631	32,654	272,241	80,989	20,781	18,068	485,364
23	32	7,994	10,679	10,997	28	—	29,730
25	42,815	62,029	163,554	110,786	7,181	—	386,365
30	2,509	2,027	21,490	15,001	557	—	41,584
40	4,258	19,864	53,498	23,867	1,460	—	102,947
50	123	291	—	249	14	—	677
60	—	—	—	—	—	—	—

Total	$142,960	$130,270	$672,765	$330,727	$37,296	$18,068	$1,332,086

The following table presents the non-covered loan portfolio by risk grade as of March 31, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$14,048	$220	$1,104	$111	$5,451	$—	$20,934
15	11,087	2,395	137,897	36,377	907	—	188,663
20	50,300	38,200	267,341	115,189	18,573	7,627	497,230
23	2,244	7,775	8,533	8,167	30	—	26,749
25	55,843	69,541	165,089	137,846	7,460	—	435,779
30	1,913	7,568	41,089	14,129	573	—	65,272
40	7,386	26,889	51,158	24,936	672	—	111,041
50	5	275	—	—	6	—	286
60	—	—	1	—	26	—	27

Total	$142,826	$152,863	$672,212	$336,755	$33,698	$7,627	$1,345,981

The following table presents the covered loan portfolio by risk grade as of March 31, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$216	$9	$—	$1,036	$458	$—	$1,719
15	26	51	1,734	579	12	—	2,402
20	4,592	5,541	24,784	17,716	622	—	53,255
23	11	1,534	3,763	1,686	—	—	6,994
25	17,075	31,707	157,031	75,809	1,550	—	283,172
30	2,400	10,628	49,518	12,044	102	—	74,692
40	18,837	43,960	113,414	53,898	1,034	—	231,143
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$43,157	$93,430	$350,244	$162,768	$3,778	$—	$653,377

The following table presents the covered loan portfolio by risk grade as of December 31, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$442	$—	$—	$1,329	$768	$—	$2,539
15	29	52	1,755	586	14	—	2,436
20	4,807	5,751	26,211	19,216	687	—	56,672
23	—	1,177	3,262	1,038	—	—	5,477
25	15,531	21,142	137,981	43,606	1,308	—	219,568
30	5,882	10,654	49,642	12,374	172	—	78,724
40	15,176	38,273	102,406	49,495	695	—	206,045
50	—	28	—	—	—	—	28
60	—	—	—	—	—	—	—

Total	$41,867	$77,077	$321,257	$127,644	$3,644	$—	$571,489

The following table presents the covered loan portfolio by risk grade as of March 31, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$965	$—	$—	$—	$1,139	$—	$2,104
15	66	54	1,409	372	22	—	1,923
20	10,601	6,832	18,539	21,190	1,357	—	58,519
23	—	—	—	—	—	—	—
25	14,443	21,023	93,423	53,379	3,614	—	185,882
30	5,646	15,590	41,345	12,798	331	—	75,710
40	13,979	45,857	87,437	52,460	1,847	—	201,580
50	209	—	—	40	—	—	249
60	45	—	—	—	—	—	45

Total	$45,954	$89,356	$242,153	$140,239	$8,310	$—	$526,012

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2012 totaling $11.4 million and loans in 2011 totaling $37.2 million under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

The following table presents the amount of troubled debt restructurings by loan class, classified separately as accrual and non-accrual at March 31, 2012 and December 31, 2011.

As of March 31, 2012	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	6	$1,305	4	$1,626
Real estate – commercial & farmland	18	17,765	2	2,176
Real estate – residential	22	7,778	3	1,065

Total	46	$26,848	9	$4,867

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	6	$1,774	5	$2,122
Real estate – commercial & farmland	14	9,622	2	4,737
Real estate – residential	19	6,555	4	1,296

Total	39	$17,951	11	$8,155

The following table presents the amount of troubled debt restructurings by loan class, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at March 31, 2012 and December 31, 2011.

As of March 31, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	7	$2,413	3	$518
Real estate – commercial & farmland	19	17,869	1	2,072
Real estate – residential	22	7,778	3	1,065

Total	48	$28,060	7	$3,655

As of December 31, 2011	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	7	$2,897	4	$999
Real estate – commercial & farmland	15	11,695	1	2,664
Real estate – residential	20	6,862	3	989

Total	42	$21,454	8	$4,652

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at March 31, 2012 and December 31, 2011.

As of March 31, 2012	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	3	$2,275	—	$—
Forgiveness of Principal	2	893	1	136
Payment Modification Only	2	5,202	1	307
Rate Reduction Only	10	6,541	4	1,140
Rate Reduction, Forbearance of Interest	12	8,360	1	103
Rate Reduction, Forbearance of Principal	16	3,514	1	1,109
Rate Reduction, Payment Modification	1	63	1	2,072

Total	46	$26,848	9	$4,867

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$311	—	$—
Forgiveness of Principal	2	902	1	136
Payment Modification Only	1	92	1	307
Rate Reduction Only	7	4,192	4	1,145
Rate Reduction, Forbearance of Interest	14	9,347	—	—
Rate Reduction, Forbearance of Principal	14	3,107	1	1,123
Rate Reduction, Payment Modification	—	—	4	5,444

Total	39	$17,951	11	$8,155

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at March 31, 2012 and December 31, 2011.

As of March 31, 2012	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Apartments	1	$5,111	—	$—
Warehouse	1	1,343	—	—
Raw Land	4	1,595	1	137
Hotel & Motel	3	2,449	1	2,072
Office	3	1,695	1	103
Retail, including Strip Centers	9	6,657	—	—
1-4 Family Residential	25	7,998	6	2,555

Total	46	$26,848	9	$4,867

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Apartments	1	$1,347	—	$—
Raw Land	3	1,549	2	618
Hotel & Motel	1	503	1	2,072
Office	3	1,077	—	—
Retail, including Strip Centers	9	6,694	1	2,665
1-4 Family Residential	22	6,781	7	2,800

Total	39	$17,951	11	$8,155

As of March 31, 2012 and December 31, 2011, the Company had a balance of $31.7 million and $26.1 million, respectively, in troubled debt restructurings. The Company has recorded $2.3 million and $1.7 million in previous charge-offs on such loans at March 31, 2012 and December 31, 2011, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $3.2 million and $2.7 million at March 31, 2012 and December 31, 2011, respectively.

Allowance for Loan Losses

The allowance for loan losses represents a reserve for inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, the Company further segregates the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to adjust the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on data such as current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in their markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor to be applied to the loan balance to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer or an independent third party loan review firm. As a result of these loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the Director of Internal Audit.

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

Activity in the allowance for loan losses for the three months ended March 31, 2012, for the year ended December 31, 2011 and for the three months ended March 31, 2011 is as follows:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Balance, January 1	$35,156	$34,576	$34,576
Provision for loan losses charged to expense	12,600	30,341	7,092
Loans charged off	(19,337)	(31,623)	(7,067)
Recoveries of loans previously charged off	270	1,862	842

Ending balance	$28,689	$35,156	$35,443

During the three months ended March 31, 2012, the year ended December 31, 2011 and the three months ended March 31, 2011, the Company recorded provision for loan loss expense of $282,000, $2.4 million and ($49,000), respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Earnings.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012, the year ended December 31, 2011 and the three months ended March 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	(693)	1,967	8,585	2,002	739	12,600
Loans charged off	(155)	(3,930)	(12,964)	(2,123)	(165)	(19,337)
Recoveries of loans previously charged off	48	17	16	141	48	270
Balance, March 31, 2012	$2,118	$7,492	$9,863	$8,148	$1,068	$28,689

Period-end amount allocated to:
Loans individually evaluated for impairment	$827	$1,450	$3,421	$2,659	$3	$8,360
Loans collectively evaluated for impairment	1,291	6,042	6,442	5,489	1,065	20,329
Ending balance	$2,118	$7,492	$9,863	$8,148	$1,068	$28,689

Loans:
Individually evaluated for impairment	$3,220	$8,980	$35,971	$17,098	$17	$65,286
Collectively evaluated for impairment	146,100	113,351	622,083	310,955	66,069	1,258,558
Ending balance	$149,320	$122,331	$658,054	$328,053	$66,086	$1,323,844

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	5,772	11,354	7,883	4,717	615	30,341
Loans charged off	(5,807)	(10,988)	(8,680)	(5,399)	(749)	(31,623)
Recoveries of loans previously charged off	174	1,367	52	146	123	1,862
Balance, December 31, 2011	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Period-end amount allocated to:
Loans individually evaluated for impairment	$766	$3,478	$8,152	$3,567	$3	$15,966
Loans collectively evaluated for impairment	2,152	5,960	6,074	4,561	443	19,190
Ending balance	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Loans:
Individually evaluated for impairment	$2,831	$13,561	$45,084	$16,080	$17	$77,573
Collectively evaluated for impairment	140,129	116,709	627,681	314,647	55,347	1,254,513
Ending balance	$142,960	$130,270	$672,765	$330,727	$55,364	$1,332,086

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	2,078	1,477	2,387	1,015	135	7,092
Loans charged off	(1,113)	(2,425)	(2,557)	(809)	(163)	(7,067)
Recoveries of loans previously charged off	20	772	2	14	34	842
Balance, March 31, 2011	$3,764	$7,529	$14,803	$8,884	$463	$35,443

Period-end amount allocated to:
Loans individually evaluated for impairment	$2,012	$3,513	$6,282	$2,484	$1	$14,292
Loans collectively evaluated for impairment	1,752	4,016	8,521	6,400	462	21,151
Ending balance	$3,764	$7,529	$14,803	$8,884	$463	$35,443

Loans:
Individually evaluated for impairment	$4,752	$18,054	$48,594	$12,448	$18	$83,866
Collectively evaluated for impairment	138,074	134,809	623,618	324,307	41,307	1,262,115
Ending balance	$142,826	$152,863	$672,212	$336,755	$41,325	$1,345,981

NOTE 4 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

From October 2009 through February 2012, the Company participated in nine FDIC-assisted acquisitions whereby the Company purchased certain failed institutions out of the FDIC’s receivership. These institutions include:

Bank Acquired	Location:	Branches:	Date Acquired
American United Bank (“AUB”)	Lawrenceville, Ga.	1	October 23, 2009
United Security Bank (“USB”)	Sparta, Ga.	2	November 6, 2009
Satilla Community Bank (“SCB”)	St. Marys, Ga.	1	May 14, 2010
First Bank of Jacksonville (“FBJ”)	Jacksonville, Fl.	2	October 22, 2010
Tifton Banking Company (“TBC”)	Tifton, Ga.	1	November 12, 2010
Darby Bank & Trust (“DBT”)	Vidalia, Ga.	7	November 12, 2010
High Trust Bank (“HTB”)	Stockbridge, Ga.	2	July 15, 2011
One Georgia Bank (“OGB”)	Midtown Atlanta, Ga.	1	July 15, 2011
Central Bank of Georgia (“CBG”)	Ellaville, Ga.	5	February 24, 2012

On February 24, 2012, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of Central Bank of Georgia (“CBG”) from the FDIC, as Receiver of CBG. CBG operated five branches in Ellaville, Buena Vista, Butler, Cusseta and Macon, Georgia. The Company’s agreement with the FDIC included shared-loss agreements that afford the Bank significant protection from losses associated with loans and OREO. Under the terms of the shared-loss agreements, the FDIC will absorb 80% of all losses and share 80% of all loss recoveries. The shared-loss agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and reimbursement by the Bank to the FDIC for ten years. The shared-loss agreement applicable to commercial loans and securities provides for FDIC loss sharing for five years and reimbursement by the Bank to the FDIC for eight years.

The estimated fair value of the assets acquired and the liabilities assumed are shown below:

(Dollars in Thousands)	Central Bank of Georgia
Assets acquired:
Cash and due from banks	$33,150
Securities available for sale	39,920
Loans	124,782
Foreclosed property	6,177
Estimated FDIC indemnification asset	52,654
Other assets	4,606

Assets acquired	261,289
Cash received (paid) to settle the acquisition	31,900

Fair value of assets acquired	$293,189

Liabilities assumed:
Deposits	$261,036
Other borrowings	10,334
Other liabilities	1,782

Fair value of liabilities assumed	$273,152

Net assets acquired / gain from acquisition	$20,037

The Company’s bid to acquire the assets of CBG included a discount of approximately $33.9 million, and the Company received a $31.9 million cash payment from the FDIC to settle the acquisition.

The shared-loss agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the CBG shared-loss agreements were recorded as an indemnification asset at its estimated fair value of $52.7 million on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded on the transaction.

The CBG transaction resulted in a before-tax gain of $20.0 million, which is included in the Company’s March 31, 2012 Consolidated Statement of Earnings. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded deferred tax liabilities with respect to CBG of $7.0 million, resulting in an after-tax gain of $13.0 million.

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

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows expected to be collected increases, the Company adjusts the amount of accretable discount recognized on a prospective basis over the loan’s remaining life. If the expected cash flows expected to be collected decreases, the Company records a provision for loan loss in its consolidated statement of operations.

On the acquisition date, the preliminary estimates of the contractually required payments receivable for all ASC 310 loans acquired in the CBG acquisition totaled $137.2 million and the estimated fair values of the loans totaled $73.4 million, net of an accretable discount of $10.2 million, the difference between the value of the loans on the Company’s balance sheet and the cash flows they are expected to produce. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.

The estimated fair values of loans acquired in the CBG acquisition are detailed below based on their initial estimate of credit quality (dollars in thousands):

	Loans with deterioration of credit quality	Loans without a deterioration of credit quality	Total loans, at fair value
Commercial, industrial, agricultural	$1,256	$6,288	$7,544
Real estate – residential	22,389	22,213	44,602
Real estate – commercial & farmland	34,458	10,538	44,996
Construction & development	15,038	5,507	20,545
Consumer	273	6,822	7,095

	$73,414	$51,368	$124,782

The results of operations of CBG subsequent to the acquisition date are included in the Company’s consolidated statements of earnings. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on December 31, 2011 and 2010, unadjusted for potential cost savings (in thousands).

	Three Months Ended March 31,
	2012	2011
Net interest income and noninterest income	$56,461	$33,040
Net income (loss)	$5,252	$(4,379)
Net income (loss) available to common stockholders	$4,437	$(5,177)
Income (loss) per common share available to common stockholders – basic	$0.19	$(0.22)
Income (loss) per common share available to common stockholders – diluted	$0.19	$(0.22)
Average number of shares outstanding, basic	23,762	23,474
Average number of shares outstanding, diluted	23,916	23,766

In addition to the covered assets acquired in the most recent acquisitions, the Company has other investments in covered assets remaining from its previous FDIC-assisted acquisitions. The following table summarizes components of all covered assets at March 31, 2012 and December 31, 2011 and their origin:

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of March 31, 2012:	(Dollars in thousands)

AUB	$33,063	$2,672	$—	$30,391	$11,842	$—	$11,842	$42,233	$2,648

USB	48,017	5,083	—	42,934	8,401	50	8,351	51,285	6,621

SCB	53,643	5,628	52	47,963	10,833	405	10,428	58,391	7,660

FBJ	38,116	6,994	76	31,046	2,674	534	2,140	33,186	7,540

DBT	245,117	64,530	579	180,008	28,759	2,253	26,506	206,514	65,932

TBC	74,893	14,052	292	60,549	6,678	880	5,798	66,347	18,166

HTB	106,730	23,637	73	83,020	17,755	8,055	9,700	92,720	29,997

OGB	96,271	27,105	190	68,976	12,049	7,037	5,012	73,988	30,126

CBG	164,541	55,830	221	108,490	13,792	7,766	6,026	114,516	51,326

Total	$860,391	$205,531	$1,483	$653,377	$112,783	$26,980	$85,803	$739,180	$220,016

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of December 31, 2011:	(Dollars in thousands)

AUB	$34,242	$3,236	$—	$31,006	$11,100	$—	$11,100	$42,106	$7,271

USB	51,409	5,259	50	46,100	7,445	50	7,395	53,495	10,648

SCB	56,780	5,779	155	50,846	10,635	500	10,135	60,981	6,527

FBJ	40,106	7,473	92	32,541	2,370	641	1,729	34,270	8,551

DBT	260,883	68,757	703	191,423	28,947	2,763	26,184	217,607	105,528

TBC	79,586	14,358	331	64,897	8,441	1,274	7,167	72,064	18,628

HTB	110,899	28,024	73	82,802	20,132	10,171	9,961	92,763	48,289

OGB	105,285	33,221	190	71,874	12,615	7,669	4,946	76,820	36,952

Total	$739,190	$166,107	$1,594	$571,489	$101,685	$23,068	$78,617	$650,106	$242,394

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of March 31, 2011:	(Dollars in thousands)

AUB	$51,845	$4,332	$150	$47,363	$12,816	$139	$12,677	$60,040	$3,769

USB	74,470	5,609	398	68,463	10,664	74	10,590	79,053	6,698

SCB	68,655	7,177	464	61,014	7,700	550	7,150	68,164	10,120

FBJ	46,990	9,847	135	37,008	2,997	1,616	1,381	38,389	10,839

DBT	360,610	128,975	1,075	230,560	36,190	11,101	25,089	255,649	108,091

TBC	107,458	25,456	398	81,604	4,151	1,281	2,870	84,474	27,659

Total	$710,028	$181,396	$2,620	$526,012	$74,518	$14,761	$59,757	$585,769	$167,176

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

	$22,031	$22,031	$22,031
Total Amounts	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$2,818	$22,031	$4,435

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	1,410	11,940	380

Amounts reflected in the Company’s Statement of Earnings	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$564	$4,406	$848

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	282	2,388	76

A rollforward of acquired loans with deterioration of credit quality for the three months ended March 31, 2012, the year ended December 31, 2011 and the three months ended March 31, 2011 is shown below:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Balance, January 1	$307,790	$252,535	$252,535
Change in estimate of cash flows, net of charge-offs or recoveries	(3,388)	(25,787)	(2,092)
Additions due to acquisitions	73,414	124,136	—
Other (loan payments, transfers, etc.)	(9,451)	(43,094)	(4,033)

Ending balance	$368,365	$307,790	$246,410

A rollforward of acquired loans without deterioration of credit quality for the three months ended March 31, 2012, the year ended December 31, 2011 and the three months ended March 31, 2011 is shown below:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Balance, January 1	$266,966	$302,456	$302,456
Change in estimate of cash flows, net of charge-offs or recoveries	222	(11,604)	—
Additions due to acquisitions	51,367	35,439	—
Other (loan payments, transfers, etc.)	(19,684)	(59,325)	(22,854)

Ending balance	$298,871	$266,966	$279,602

The following is a summary of changes in the accretable discounts of acquired loans during the three months ended March 31, 2012, the year ended December 31, 2011 and the three months ended March 31, 2011.

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Balance, January 1	$29,537	$37,383	$37,383
Additions due to acquisitions	9,863	24,094	—
Accretion	(12,051)	(36,519)	(4,454)
Other activity, net	2,818	4,579	887

Ending balance	$30,167	$29,537	$33,816

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. Changes in the FDIC shared-loss receivable for the three months ended March 31, 2012, for the year ended December 31, 2011 and for the three months ended March 31, 2011 are as follows:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Balance, January 1	$242,394	$177,187	$177,187
Indemnification asset recorded in acquisitions	52,654	94,973	—
Payments received from FDIC	(71,169)	(36,813)	(4,071)
Effect of change in expected cash flows on covered assets	(3,863)	7,047	(5,940)

Ending balance	$220,016	$242,394	$167,176

NOTE 5 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended March 31,
	2012	2011
	(share data in thousands)
Basic shares outstanding	23,762	23,440
Plus: Dilutive effect of ISOs	105	34
Plus: Dilutive effect of Restricted Grants	49	—

Diluted shares outstanding	23,916	23,474

NOTE 6 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At March 31, 2012 and December 31, 2011, there were $3.8 million and $20.0 million, respectively, outstanding borrowings with the Company’s correspondent banks. There were no outstanding borrowings with the Company’s correspondent banks at March 31, 2011. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Commitments to extend credit	$156,330	$132,700	$163,442

Standby letters of credit	$8,349	$8,074	$7,531

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

	2012	2011
(in thousands, except share data, taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations:
Net interest income	$27,727	$32,768	$27,802	$28,747	$24,207
Net interest income (tax equivalent)	27,655	33,022	28,026	28,969	24,418
Provision for loan losses	12,882	9,019	7,552	9,115	7,043
Non-interest income	27,264	6,689	33,945	5,974	6,193
Non-interest expense	34,246	28,710	29,486	22,596	21,155
Income tax expense	2,498	587	8,249	896	824
Preferred stock dividends	815	819	817	807	798
Net income available to common Shareholders	4,550	322	15,643	1,307	580
Selected Average Balances:
Loans, net of unearned income	$1,329,146	$1,335,242	$1,437,609	$1,349,092	$1,361,964
Covered loans	602,353	600,367	540,959	506,251	540,127
Investment securities	356,112	338,076	327,195	289,149	301,572
Earning assets	2,482,070	2,516,100	2,503,121	2,426,041	2,453,040
Assets	2,978,469	2,978,469	3,048,337	2,909,012	2,949,943
Deposits	2,589,978	2,623,403	2,639,848	2,450,738	2,548,509
Shareholders’ equity	242,817	248,729	228,716	229,794	222,675
Period-End Balances:
Loans, net of unearned income	$1,323,844	$1,332,086	$1,368,895	$1,360,063	$1,345,981
Covered loans	653,377	571,489	595,428	486,489	526,012
Earning assets	2,558,047	2,484,147	2,475,511	2,399,258	2,442,121
Total assets	3,043,234	2,994,307	3,010,379	2,857,237	2,918,423
Deposits	2,665,360	2,591,566	2,628,892	2,511,363	2,572,689
Common shareholders’ equity	246,813	243,043	243,850	226,739	223,588
Per Common Share Data:
Earnings per share - Basic	$0.19	$0.01	$0.67	$0.06	$0.02
Earnings per share - Diluted	0.19	0.01	0.66	0.06	0.02
Common book value per share	10.36	10.23	10.27	9.54	9.41
End of period shares outstanding	23,814,144	23,751,294	23,742,794	23,766,044	23,766,044
Weighted average shares outstanding
Basic	23,762,196	23,457,739	23,438,335	23,449,123	23,440,201
Diluted	23,916,421	23,611,964	23,559,063	21,508,419	23,474,424
Market Data:
High closing price	$13.32	$10.66	$10.30	$10.16	$11.10
Low closing price	10.34	8.55	8.47	8.49	9.32
Closing price for quarter	13.14	10.28	8.71	8.87	10.16
Average daily trading volume	59,139	68,654	71,955	58,706	46,618
Cash dividends per share	—	—	—	—	—
Stock dividend	—	—	—	—	—
Price to earnings	N/M	N/M	N/M	N/M	N/M
Closing price to book value	1.27	1.00	0.85	0.93	1.09
Performance Ratios:
Return on average assets	0.72%	0.15%	2.14%	0.29%	0.19%
Return on average common equity	8.89%	1.82%	28.55%	3.69%	2.51%
Average loan to average deposits	74.58%	73.78%	74.95%	73.02%	74.64%
Average equity to average assets	9.86%	9.91%	9.16%	9.63%	9.25%
Net interest margin (tax equivalent)	4.48%	5.21%	4.44%	4.79%	4.04%
Efficiency ratio (tax equivalent)	62.28%	72.76%	47.75%	65.08%	69.59%

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2012 as compared to December 31, 2011 and operating results for the three month periods ended March 31, 2012 and 2011. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2012

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $4.6 million, or $0.19 per diluted share, for the quarter ended March 31, 2012, compared to $580,000, or $0.02 per diluted share, for the same quarter in 2011. The Company’s return on average assets and average shareholders’ equity increased in the first quarter of 2012 to 0.72% and 8.89%, respectively, compared to 0.19% and 2.51%, respectively, in the first quarter of 2011. The increase in earnings and profitability during the quarter included several items that are considered non-recurring, such as a $20.0 million gain on FDIC-assisted transaction, $11.7 million of losses associated with a bulk sale of problem assets and $2.6 million of additional write downs on OREO that the Company anticipates selling in the second quarter of 2012. Net of these non-recurring items, the Company would have earned $591,000, or $0.02 per diluted share, for the first quarter of 2012.

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the first quarter of 2012 was $27.7 million, an increase of $3.5 million compared to the same quarter in 2011. Significant increases in the Company’s net interest margin have been the result of flat yields on all classes of earning assets complemented by steady decreases in the Company’s cost of funds. The Company’s net interest margin increased during the first quarter of 2012 to 4.48%, compared to 4.04% during the first quarter of 2011. Increases in earning assets over the past year have been in covered loans with favorable yields compared to the Company’s low cost of funds.

Total interest income during the first quarter of 2012 was $32.3 million compared to $32.1 million in the same quarter of 2011. Yields on earning assets fell to 5.22%, compared to 5.35% reported in the first quarter of 2011. During the first quarter of 2012, short-term assets averaged 7.4% of total earning assets compared to 9.7% in the same quarter in 2011. Current opportunities to invest a portion of the short-term assets in the bond market have been limited by the Company’s inability to maintain certain portfolio characteristics with current yields and structures being offered. Efforts to increase lending activities have been slow to generate increases in outstanding loans due to the current economic conditions in the Company’s markets. Management anticipates improving economic conditions and increased loan demand will provide opportunities to invest a portion of the short-term assets at higher yields.

Total funding costs declined to 0.69% in the first quarter of 2012 compared to 1.22% during the first quarter of 2011. Deposit costs decreased from 1.17% in the first quarter of 2011 to 0.63% in the first quarter of 2012. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 66.0% of total deposits in the first quarter of 2012 compared to 58.6% during the first quarter of 2011. Lower costs on deposits were realized due mostly to the lower rate environment and the Company’s ability to be less competitive on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the first quarter of 2012 and 2011 are shown below:

(Dollars in Thousands)	March 31, 2012		March 31, 2011
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$619,047	0.34%	$584,338	0.73%
MMDA	598,956	0.56%	522,009	1.09%
Savings	87,219	0.16%	76,341	0.70%
Retail CDs < $100,000	373,519	1.01%	427,143	1.66%
Retail CDs > $100,000	444,838	1.12%	504,011	1.68%
Brokered CDs	61,287	3.29%	124,441	3.09%

Interest bearing deposits	$2,184,866	0.75%	$2,238,283	1.34%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the first quarter of 2012 amounted to $12.9 million, compared to $9.0 million in the fourth quarter of 2011 and to $7.0 million in the first quarter of 2011. Although the Company has experienced improving trends in criticized and classified assets for several quarters, provision for loan losses have still been required to account for continued devaluation of real estate collateral. At March 31, 2012, classified loans still accruing totaled $32.4 million, compared to $46.8 million at March 31, 2011. Non-accrual loans at March 31, 2012 totaled $52.3 million, a 23.6% decrease from $68.4 million reported at the end of the first quarter of 2011.

At March 31, 2012, OREO (excluding covered OREO) totaled $40.0 million, compared to $62.3 million at March 31, 2011. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of 3-6 months, the liquidation of properties varies from 85% to 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the first quarter of 2012, total non-performing assets decreased to 3.03% of total assets compared to 4.48% at March 31, 2011. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the first quarter of 2012 increased to $19.1 million, or 5.79% of loans on an annualized basis, compared to $6.2 million, or 1.88% of loans, in the first quarter of 2011. The increased level of charge-offs is due to the Company’s bulk sale of non-performing loans during the first quarter of 2012. Excluding amounts charged-off in the bulk sale, the Company’s net charge-offs would have been $8.7 million, or 2.65% of loans on an annualized basis. The Company’s allowance for loan losses at March 31, 2012 was $28.7 million, or 2.17% of total loans, compared to $35.4 million, or 2.63% of total loans, at March 31, 2011.

Non-interest Income

Total non-interest income for the first quarter of 2012 increased to $27.3 million from $6.2 million in the first quarter of 2011. Excluding the gain on acquisition, non-interest income increased $1.1 million to $7.3 million in the first three months of 2012. Income from mortgage related activities continued to increase due to the Company’s increased number of mortgage bankers and higher level of productions. Service charges on deposit accounts in the first quarter of 2012 increased slightly to $4.4 million, compared to $4.3 million in the first quarter of 2011.

Non-interest Expense

Total non-interest expense for the first quarter of 2012 increased to $34.2 million, compared to $21.2 million at the same time in 2011. Salaries and employee benefits increased from $9.8 million in the first quarter of 2011 and $10.7 million in the fourth quarter of 2011 to $11.4 million in the first quarter of 2012. The majority of the increase is due to the reinstatement of foregone compensation (including incentive accruals and board fees) totaling approximately $433,000 and approximately $225,000 of compensation associated with the recently acquired Central Bank of Georgia. Occupancy and equipment expense increased during the quarter from $2.7 million in the first quarter of 2011 to $3.3 million in the first quarter of 2012. Increases in occupancy and equipment over the same period in 2011 relate to eight additional branches acquired in FDIC transactions over the past year. These increases were mostly offset by decreases in data processing and telecommunications expense that resulted from renegotiation of the Company’s contract with its core service provider as well as other synergies from recent conversions. Total data processing and telecommunications expense in the first quarter of 2012 was $1.9 million, compared to $2.4 million in the first quarter of 2011. Credit related expenses in the first quarter of 2012 totaled $12.7 million, a significant increase from the same quarter in 2011. The majority of the non-provision credit costs related to the Company’s bulk sale in the first quarter of 2012.

Income taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2012, the Company reported income tax expense of $2.5 million compared to $824,000 in the same period of 2011. The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 31.8% and 37.4%, respectively.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2012, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2012, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands

March 31, 2012:
U.S. government agencies	$28,634	$28,848	1.55%	1.42	$18,000
State, county and municipal securities	$78,440	$81,997	4.59%	6.04	$6,017
Corporate debt securities	$11,639	$11,385	6.80%	7.20	$1,350
Mortgage-backed securities	$244,232	$249,561	2.88%	2.82	$75,992

Total debt securities	$362,945	$371,791	3.28%	3.54	$101,359

March 31, 2011:
U.S. government agencies	$33,137	$33,545	1.58%	2.16	$9,165
State, county and municipal securities	$55,971	$56,898	4.84%	5.65	$1,462
Corporate debt securities	$12,150	$9,749	6.89%	6.33	$512
Mortgage-backed securities	$202,204	$205,428	4.08%	3.72	$46,174

Total debt securities	$303,462	$305,620	4.06%	4.01	$57,313

Loans and Allowance for Loan Losses

At March 31, 2012, gross loans outstanding (including covered loans) were $1.98 billion, an increase of $105.2 million, or 5.6%, compared to balances at March 31, 2011. Covered loans increased $127.4 million, from $526.0 million at March 31, 2011 to $653.4 million at March 31, 2012. This increase in covered loans is due to the FDIC-assisted transactions completed during 2011. The Company’s participation in FDIC-assisted acquisitions was integral to being able to maintain a certain level of loans because management does not feel that enough loan opportunities with acceptable quality and profitability exist in our current market areas to stabilize and increase. The amount of non-covered loans did not decrease as rapidly as in prior periods, with non-covered loans decreasing by only $22.1 million, or 1.6%, from $1.35 billion at March 31, 2011 to $1.32 billion at March 31, 2012.

The slower decline in loans reflects increased economic activity compared to 2009 and 2010, offset by management’s focus on reducing higher risk loans within the Bank’s loan portfolio. The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio.

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

For the three month period ended March 31, 2012, the Company recorded net charge-offs totaling $19.1 million, compared to $6.2 million for the period ended March 31, 2011. The provision for loan losses for the three months ended March 31, 2012 increased to $12.6 million compared to $7.1 million during the three month period ended March 31, 2011. Increased levels of charge-offs and provision expense relates almost entirely to the Company’s bulk sale of non-performing loans during the first quarter of 2012. At the end of the first quarter of 2012, the allowance for loan losses totaled $28.7 million, or 2.17% of total loans, compared to $35.2 million, or 2.64% of total loans, at December 31, 2011 and $35.4 million, or 2.63% of total loans, at March 31, 2011.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2012 and March 31, 2011:

(Dollars in Thousands)	March 31, 2012	March 31, 2011
Balance of allowance for loan losses at beginning of period	$35,156	$34,576
Provision charged to operating expense	12,600	7,092
Charge-offs:
Commercial, financial and agricultural	155	1,113
Real estate – residential	2,123	809
Real estate – commercial and farmland	12,964	2,557
Real estate – construction and development	3,930	2,425
Consumer installment	165	163
Other	—	—

Total charge-offs	19,337	7,067

Recoveries:
Commercial, financial and agricultural	48	20
Real estate – residential	141	14
Real estate – commercial and farmland	16	2
Real estate – construction and development	17	772
Consumer installment	48	34
Other	—	—

Total recoveries	270	842

Net charge-offs	19,067	6,225

Balance of allowance for loan losses at end of period	$28,689	$35,443

Net annualized charge-offs as a percentage of average loans	5.79%	1.88%
Allowance for loan losses as a percentage of loans at end of period	2.17%	2.63%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $653.4 million, $571.5 million and $526.0 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. OREO that is covered by the loss- sharing agreements with the FDIC totaled $85.8 million, $78.6 million and $59.8 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at March 31, 2012, December 31, 2011 and March 31, 2011 was $220.0 million, $242.4 million and $167.2 million, respectively.

The Company recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the three months ended March 31, 2012, the year ended December 31, 2011 and the three months ended March 31, 2011, the Company recorded provision for loan loss expense of $282,000, $776,000 and $76,000, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Commercial, financial and agricultural	$43,157	$41,867	$45,954
Real estate – construction and development	93,430	77,077	89,356
Real estate – commercial and farmland	350,244	321,257	242,153
Real estate – residential	162,768	127,644	140,239
Consumer installment	3,778	3,644	8,310

	$653,377	$571,489	$526,012

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

For the quarter ended March 31, 2012, nonaccrual or impaired loans totaled $52.3 million, a decrease of approximately $18.6 million since December 31, 2011. The decrease in nonaccrual loans is due to the bulk sale of problem assets during the first quarter of 2012, the success in the foreclosure and resolution process , and a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 3.03%, 4.05% and 4.48% at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Non-performing assets at March 31, 2012, December 31, 2011 and March 31, 2011 were as follows:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Total nonaccrual loans	$52,258	$70,823	$68,391
Accruing loans delinquent 90 days or more	—	—	—
Other real estate owned and repossessed collateral	40,035	50,301	62,258

Total non-performing assets	$92,293	$121,124	$130,649

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of accruing troubled debt restructurings by loan class at March 31, 2012 and December 31, 2011.

	March 31,2012		December 31, 2011
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	6	$1,305	6	$1,774
Real estate – commercial & farmland	18	17,765	14	9,622
Real estate – residential	22	7,778	19	6,555

Total	46	$26,848	39	$17,951

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

As of March 31, 2012, the Company exhibited a concentration in CRE loans based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2012 and December 31, 2011. The loan categories and concentrations below are based on Federal Reserve Call codes and include covered loans.

(Dollars in Thousands)	March 31, 2012		December 31, 2011
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$215,761	11%	$207,347	11%
Multi-family loans	58,627	3%	60,247	3%
Nonfarm non-residential loans	824,266	42%	806,176	42%

Total CRE Loans	$1,098,654	56%	$1,073,770	56%
All other loan types	878,567	44%	829,805	44%

Total Loans	$1,977,221	100%	$1,903,575	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of March 31, 2012 and December 31, 2011.

	Internal Limit	March 31, 2012	December 31, 2011
		Actual	Actual
Construction and development	100%	73%	71%
Commercial real estate	300%	233%	228%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At March 31, 2012, the Company’s short-term investments were $194.2 million, compared to $229.0 million and $264.5 million at December 31, 2011 and March 31, 2011, respectively. At March 31, 2012, approximately 85.5% of the balance was comprised of interest bearing balances, the majority of which were at the FHLB.

Derivative Instruments and Hedging Activities

The Company had cash flow hedges with notional amounts totaling $35.0 million at March 31, 2011, for the purpose of converting floating rate loans to fixed rate. The Company had a cash flow hedge with notional amount of $37.1 million at March 31, 2012, December 31, 2011 and March 31, 2011 for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of these instruments amounted to a liability of approximately $2.1 million and $2.0 million at March 31, 2012 and December 31, 2011, respectively, and an asset of approximately $598,099 at March 31, 2011. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

As of March 31, 2011, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at March 31, 2012, December 31, 2011 and March 31, 2011.

	March 31, 2012	December 31, 2011	March 31, 2011
Leverage Ratio(tier 1 capital to average assets)
Consolidated	11.01%	10.76%	10.34%
Ameris Bank	10.93	10.62	10.15
Core Capital Ratio(tier 1 capital to risk weighted assets)
Consolidated	19.12	18.80	18.11
Ameris Bank	19.01	18.61	17.69
Total Capital Ratio(total capital to risk weighted assets)
Consolidated	20.38	20.05	19.37
Ameris Bank	20.27	19.87	18.95

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2012, there were $3.8 million outstanding borrowings with the Company’s correspondent banks, compared to $20.0 million at December 31, 2011. There were no outstanding borrowings with the Company’s correspondent banks at March 31, 2011.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investment securities available for sale to total deposits	13.95%	13.12%	12.97%	13.31%	11.76%
Loans (net of unearned income) to total deposits (1)	49.67%	51.40%	52.07%	54.16%	52.32%
Interest-earning assets to total assets	84.06%	82.96%	82.23%	83.97%	83.63%
Interest-bearing deposits to total deposits	83.32%	84.74%	86.52%	87.34%	87.71%

(1)	Loans exclude covered assets where appropriate

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2012 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At March 31, 2012, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

During the quarter ended March 31, 2012, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Nothing to report with respect to the period covered by this report.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer