Form 10-Q
period 2012-06-30
Ameris Bancorp
filed 2012-08-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 23,819,144 shares of Common Stock outstanding as of July 27, 2012.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$60,126	$65,528	$68,552
Federal funds sold and interest bearing accounts	111,251	229,042	218,330
Investment securities available for sale, at fair value	366,980	339,967	334,376
Other investments	7,884	9,878	10,354
Mortgage loans held for sale	19,659	11,563	—
Loans	1,365,489	1,332,086	1,360,063
Covered loans	601,737	571,489	486,489
Less: allowance for loan losses	26,198	35,156	34,523

Loans, net	1,941,028	1,868,419	1,812,029

Other real estate owned	40,018	50,301	61,533
Covered other real estate owned	83,467	78,617	63,583

Total other real estate owned	123,485	128,918	125,116

FDIC indemnification asset	203,801	242,394	160,927
Premises and equipment, net	75,192	73,124	65,925
Intangible assets, net	3,767	3,250	3,745
Goodwill	956	956	956
Other assets	6,182	21,268	56,927

Total assets	$2,920,311	$2,994,307	$2,857,237

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$429,113	$395,347	$318,004
Interest-bearing	2,115,559	2,196,219	2,193,359

Total deposits	2,544,672	2,591,566	2,511,363
Securities sold under agreements to repurchase	19,800	37,665	17,136
Other borrowings	3,810	20,000	—
Other liabilities	8,821	9,037	9,311
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,619,372	2,700,537	2,580,079

Commitments and contingencies
Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 52,000 shares issued	51,044	50,727	50,419
Common stock, par value $1; 100,000,000 shares authorized; 25,155,318, 25,087,468 and 25,102,218 issued	25,155	25,087	25,102
Capital surplus	166,685	166,639	166,170
Retained earnings	61,081	54,852	38,888
Accumulated other comprehensive income	7,805	7,296	7,410
Treasury stock, at cost, 1,336,174 shares	(10,831)	(10,831)	(10,831)

Total stockholders’ equity	300,939	293,770	277,158

Total liabilities and stockholders’ equity	$2,920,311	$2,994,307	$2,857,237

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$30,334	$32,876	$59,816	$61,847
Interest on taxable securities	2,187	2,574	4,496	5,232
Interest on nontaxable securities	374	314	739	634
Interest on deposits in other banks and federal funds sold	112	159	238	347

Total interest income	33,007	35,923	65,289	68,060

Interest expense
Interest on deposits	3,635	6,828	7,719	14,200
Interest on other borrowings	491	351	962	906

Total interest expense	4,126	7,179	8,681	15,106

Net interest income	28,881	28,747	56,608	52,954
Provision for loan losses	7,225	9,115	20,107	16,158

Net interest income after provision for loan losses	21,656	19,632	36,501	36,796

Noninterest income
Service charges on deposit accounts	4,770	4,665	9,156	8,932
Mortgage banking activity	3,006	376	4,481	826
Other service charges, commissions and fees	322	273	713	515
Gain on acquisitions	—	—	20,037	—
Gain on sale of securities	—	14	—	238
Other noninterest income	777	646	1,752	1,656

Total noninterest income	8,875	5,974	36,139	12,167

Noninterest expense
Salaries and employee benefits	12,125	9,421	23,571	19,264
Equipment and occupancy expenses	2,880	2,752	6,215	5,482
Amortization of intangible assets	412	242	632	505
Data processing and telecommunications expenses	2,905	2,452	4,830	4,848
Advertising and marketing expenses	364	149	713	312
Other non-interest expenses	7,937	7,580	24,908	13,340

Total noninterest expense	26,623	22,596	60,869	43,751

Income before income tax expense	3,908	3,010	11,771	5,212
Applicable income tax expense	1,413	896	3,911	1,720

Net income	$2,495	$2,114	$7,860	$3,492

Preferred stock dividends	817	807	1,632	1,605

Net income available to common shareholders	$1,678	$1,307	$6,228	$1,887

Other comprehensive income
Unrealized holding gain arising during period on investment securities available for sale, net of tax	1,934	2,250	1,244	1,988
Reclassification adjustment for gains included in net loss, net of tax	—	(8)	—	(154)
Unrealized loss on cash flow hedges arising during period, net of tax	(642)	(574)	(736)	(628)

Other comprehensive income	1,292	1,668	508	1,206

	$2,970	$2,975	$6,736	$3,093

Basic and Diluted earnings per share	$0.07	$0.06	$0.26	$0.08

Weighted Average Common Shares Outstanding
Basic	23,819	23,449	23,791	23,445
Diluted	23,973	23,508	23,945	23,491

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$50,727	52,000	$50,121
Accretion of fair value of warrant	—	317	—	298

Issued at end of period	52,000	$51,044	52,000	$50,419
COMMON STOCK
Issued at beginning of period	25,087,468	$25,087	24,982,911	$24,983
Issuance of restricted shares	67,450	67	125,075	125
Cancellation of restricted shares	—	—	(7,000)	(7)
Proceeds from exercise of stock options	400	1	1,232	1

Issued at end of period	25,155,318	$25,155	25,102,218	$25,102
CAPITAL SURPLUS
Balance at beginning of period		$166,639		$165,930
Stock-based compensation		111		349
Proceeds from exercise of stock options		2		9
Issuance of restricted shares		(67)		(125)
Cancellation of restricted shares		—		7

Balance at end of period		$166,685		$166,170
RETAINED EARNINGS
Balance at beginning of period		$54,852		$37,000
Net income		7,860		3,492
Dividends on preferred shares		(1,314)		(1,306)
Accretion of fair value of warrant		(317)		(298)

Balance at end of period		$61,081		$38,888
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$7,296		$6,204
Other comprehensive income		509		1,206

Balance at end of period		$7,805		$7,410
TREASURY STOCK
Balance at beginning of period		$10,831		$10,831
Purchase of treasury shares		—		—

Balance at end of period		$10,831		$10,831
TOTAL STOCKHOLDERS’ EQUITY		$300,939		$277,158

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$7,860	$3,492
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	2,331	2,168
Net gains on sale or disposal of premises and equipment	(1)	(139)
Net losses or write-downs on sale of other real estate owned	8,065	3,570
Provision for loan losses	20,107	16,158
Gain on acquisitions	(23,037)	—
Amortization of intangible assets	632	505
Net change in mortgage loans held for sale	(8,096)	—
Net gains on securities available for sale	—	(238)
Change in other prepaids, deferrals and accruals, net	14,163	(15,659)

Net cash provided by operating activities	25,024	9,857

Cash Flows From Investing Activities, net of effect of business combinations:
Net (increase)/decrease in federal funds sold and interest bearing deposits	117,791	42,932
Proceeds from maturities of securities available for sale	52,737	37,430
Purchase of securities available for sale	(63,757)	(85,556)
Proceeds from sales of securities available for sale	28,923	39,388
Net decrease in loans	1,691	33,819
Proceeds from sales of other real estate owned	33,920	21,361
Proceeds from sales of premises and equipment	346	1,105
Purchases of premises and equipment	(4,744)	(2,459)
Decrease in FDIC indemnification asset	91,247	16,260
Net cash proceeds received from FDIC-assisted acquisitions	65,050	—

Net cash provided by investing activities	323,204	104,280

Cash Flows From Financing Activities, net of effect of business combinations:
Net decrease in deposits	(307,930)	(24,063)
Net decrease in securities sold under agreements to repurchase	(17,865)	(51,048)
Decrease in other borrowings	(26,524)	(43,495)
Dividends paid—preferred stock	(1,314)	(1,305)
Proceeds from exercise of stock options	3	—

Net cash used in financing activities	(353,630)	(119,911)

Net decrease in cash and due from banks	$(5,402)	$(5,774)
Cash and due from banks at beginning of period	65,528	74,326

Cash and due from banks at end of period	$60,126	$68,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the period for:
Interest	$9,928	$16,044
Income taxes	$48	$902

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2012, the Bank operated 67 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Newly Adopted Accounting Pronouncements

ASU 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 generally represents clarifications of Topic 820, but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011 for public companies. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2011-05 – Amendments to Topic 220, Comprehensive Income (“ASU 2011-05”). ASU 2011-05 grants an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be adopted retrospectively. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.

The fair value hierarchy describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Mortgage Loans Held-for-Sale: The fair value of mortgage loans held-for-sale is determined on outstanding commitments from third party investors in the secondary markets and are classified within Level 2 of the valuation hierarchy.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of June 30, 2012, December 31, 2011 and June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial instruments, were as follows:

		Fair Value Measurements at June 30, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,941,028	$—	$1,975,541	$—	$1,975,541
Financial liabilities:
Deposits	2,544,672	—	2,546,740	—	2,546,740
Other borrowings	3,810	3,835	—	—	3,835

	December 31, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,868,419	$1,877,320	$1,812,029	$1,818,152
Financial liabilities:
Deposits	2,591,566	2,593,113	2,511,363	2,513,459
Other borrowings	20,000	20,936	—	—

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2012 and 2011 and December 31, 2011 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$8,898	$—	$8,898	$—
State, county and municipal securities	100,327	5,432	94,895	—
Corporate debt securities	11,506	250	9,256	2,000
Mortgage backed securities	246,249	5,086	241,163	—
Mortgage loans held for sale	19,659	—	19,659	—

Total recurring assets at fair value	$386,639	$10,768	$373,871	$2,000

Derivative financial instruments	$2,970	$—	$2,970	—

Total recurring liabilities at fair value	$2,970	$—	$2,970	$—

	Fair Value Measurements on a Recurring Basis As of December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$14,937	$—	$14,937	$—
State, county and municipal securities	79,133	2,966	76,167	—
Corporate debt securities	11,401	—	9,401	2,000
Mortgage backed securities	234,496	3,302	231,194	—
Derivative financial instruments	(2,049)	—	(2,049)	—

Total recurring assets at fair value	$337,918	$6,268	$329,650	$2,000

	Fair Value Measurements on a Recurring Basis As of June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$24,259	$—	$24,259	$—
State, county and municipal securities	60,546	2,367	58,179	—
Corporate debt securities	9,722	—	7,722	2,000
Mortgage backed securities	239,849	8,153	231,696	—
Derivative financial instruments	243	—	243	—

Total recurring assets at fair value	$334,619	$10,520	$322,099	$2,000

The following table is a presentation of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2012 and 2011 and December 31, 2011 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$60,277	$—	$60,277	$—
Other real estate owned	40,018	—	—	40,018
Covered loans	601,737	—	—	601,737
Covered other real estate owned	83,467	—	—	83,467

Total non-recurring assets at fair value	$785,499	$—	$60,277	$725,222

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$70,296	$—	$70,296	$—
Other real estate owned	50,301	—	—	50,301
Covered loans	571,489	—	—	571,489
Covered other real estate owned	78,617	—	—	78,617

Total nonrecurring assets at fair value	$770,703	$—	$70,296	$700,407

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$60,545	$—	$60,545	$—
Other real estate owned	61,533	—	—	61,533
Covered loans	486,489	—	—	486,489
Covered other real estate owned	63,583	—	—	63,583

Total nonrecurring assets at fair value	$672,150	$—	$60,545	$611,605

Below is the Company’s reconciliation of Level 3 assets as of June 30, 2012 (dollars in thousands):

	Investment Securities Available for Sale	Other Real Estate Owned	Covered Loans	Covered Other Real Estate
Beginning balance January 1, 2012	$2,000	$50,301	$571,489	$78,617
Total gains/(losses) included in net income	—	(8,065)	—	—
Purchases, sales, issuances, and settlements, net	—	(12,609)	50,232	(15,134)
Transfers in or out of Level 3	—	10,391	(19,984)	19,984

Ending balance June 30, 2012	$2,000	$40,018	$601,737	$83,467

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

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2012, December 31, 2011 and June 30, 2011 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2012:
U. S. government agencies	$8,602	$296	$—	$8,898
State, county and municipal securities	95,354	5,047	(74)	100,327
Corporate debt securities	11,792	231	(517)	11,506
Mortgage-backed securities	239,412	7,032	(195)	246,249

Total securities	$355,160	$12,606	$(786)	$366,980

December 31, 2011:
U. S. government agencies	$14,670	$267	$—	$14,937
State, county and municipal securities	75,665	3,558	(90)	79,133
Corporate debt securities	11,640	167	(406)	11,401
Mortgage-backed securities	228,085	6,559	(148)	234,496

Total securities	$330,060	$10,551	$(644)	$339,967

June 30, 2011:
U. S. government agencies	$24,056	$203	$—	$24,259
State, county and municipal securities	58,636	1,950	(40)	60,546
Corporate debt securities	11,637	242	(2,157)	9,722
Mortgage-backed securities	234,437	5,979	(567)	239,849

Total securities	$328,766	$8,374	$(2,764)	$334,376

The amortized cost and fair value of available-for-sale securities at June 30, 2012 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$9,306	$9,320
Due from one year to five years	18,553	19,264
Due from five to ten years	51,174	54,892
Due after ten years	36,715	37,255
Mortgage-backed securities	239,412	246,249

	$355,160	$366,980

Securities with a carrying value of approximately $201.2 million serve as collateral to secure public deposits and other purposes required or permitted by law at June 30, 2012.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2012, December 31, 2011 and June 30, 2011.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
June 30, 2012:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	10,342	(73)	—	—	10,342	(73)
Corporate debt securities	—	—	6,562	(518)	6,562	(518)
Mortgage-backed securities	31,680	(167)	5,040	(28)	36,720	(195)

Total temporarily impaired securities	$42,022	$(240)	$11,602	$(546)	$53,624	$(786)

December 31, 2011:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	10,134	(90)	—	—	10,134	(90)
Corporate debt securities	100	—	6,681	(406)	6,781	(406)
Mortgage-backed securities	20,929	(148)	—	—	20,929	(148)

Total temporarily impaired securities	$31,163	$(238)	$6,681	$(406)	$37,844	$(644)

June 30, 2011:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	3,844	(39)	203	(1)	4,047	(40)
Corporate debt securities	100	(1)	4,936	(2,156)	5,036	(2,157)
Mortgage-backed securities	60,926	(567)	—	—	60,926	(567)

Total temporarily impaired securities	$64,870	$(607)	$5,139	$(2,158)	$70,009	$(2,764)

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Commercial, financial and agricultural	$174,903	$142,960	$150,377
Real estate – construction and development	124,556	130,270	143,684
Real estate – commercial and farmland	675,404	672,765	681,228
Real estate – residential	332,124	330,727	336,485
Consumer installment	41,431	37,296	35,584
Other	17,071	18,068	12,705

	$1,365,489	$1,332,086	$1,360,063

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $601.7 million, $571.5 million and $486.5 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Commercial, financial and agricultural	$41,372	$41,867	$42,494
Real estate – construction and development	83,991	77,077	79,540
Real estate – commercial and farmland	322,393	321,257	229,924
Real estate – residential	150,683	127,644	129,721
Consumer installment	3,298	3,644	4,810

	$601,737	$571,489	$486,489

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

The following table presents an analysis of non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Commercial, financial and agricultural	$4,968	$3,987	$5,439
Real estate – construction and development	8,979	15,020	13,714
Real estate – commercial and farmland	13,728	35,385	24,205
Real estate – residential	15,542	15,498	16,625
Consumer installment	1,204	933	562

	$44,421	$70,823	$60,545

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Commercial, financial and agricultural	$13,406	$11,952	$11,809
Real estate – construction and development	28,225	30,977	31,131
Real estate – commercial and farmland	71,271	75,458	55,771
Real estate – residential	37,669	41,139	36,129
Consumer installment	654	473	705

	$151,225	$159,999	$135,545

The following table presents an analysis of non-covered past due loans as of June 30, 2012, December 31, 2011 and June 30, 2011.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2012:
Commercial, financial & agricultural	$531	$701	$4,371	$5,603	$169,300	$174,903	$—
Real estate – construction & development	1,986	2,119	7,855	11,960	112,596	124,556	—
Real estate – commercial & farmland	5,282	6,930	8,597	20,809	654,595	675,404	—
Real estate – residential	5,665	3,885	14,782	24,332	307,792	332,124	—
Consumer installment loans	545	220	1,117	1,883	39,548	41,431	1
Other	—	—	—	—	17,071	17,071	—

Total	$14,009	$13,855	$36,722	$64,587	$1,300,902	$1,365,489	$1

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2011:
Commercial, financial & agricultural	$1,103	$705	$3,975	$5,783	$137,177	$142,960	$—
Real estate – construction & development	2,395	1,507	13,608	17,510	112,760	130,270	—
Real estate – commercial & farmland	6,686	7,071	32,953	46,710	626,055	672,765	—
Real estate – residential	5,229	4,995	12,874	23,098	307,629	330,727	—
Consumer installment loans	963	305	725	1,993	35,303	37,296	—
Other	—	—	—	—	18,068	18,068	—

Total	$16,376	$14,583	$64,135	$95,094	$1,236,992	$1,332,086	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2011:
Commercial, financial & agricultural	$653	$282	$5,334	$6,269	$144,108	$150,377	$—
Real estate – construction & development	1,551	1,243	13,194	15,988	127,696	143,684	—
Real estate – commercial & farmland	8,494	807	23,898	33,199	648,029	681,228	—
Real estate – residential	5,086	2,729	14,539	22,354	314,131	336,485	—
Consumer installment loans	525	178	493	1,196	34,388	35,584	—
Other	—	—	—	—	12,705	12,705	—

Total	$16,309	$5,239	$57,458	$79,006	$1,281,057	$1,360,063	$—

The following table presents an analysis of covered past due loans as of June 30, 2012, December 31, 2011 and June 30, 2011.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2012:
Commercial, financial & agricultural	$851	$754	$12,703	$14,308	$27,064	$41,372	$298
Real estate – construction & development	2,688	3,007	25,021	30,716	53,275	83,991	—
Real estate – commercial & farmland	12,452	7,656	60,879	80,987	241,406	322,393	891
Real estate – residential	5,366	3,180	31,607	40,153	110,530	150,683	78
Consumer installment loans	70	40	430	540	2,758	3,298	—

Total	$21,427	$14,637	$130,640	$166,704	$435,033	$601,737	$1,267

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2011:
Commercial, financial & agricultural	$968	$4,297	$11,253	$16,518	$25,349	$41,867	$—
Real estate – construction & development	2,444	1,318	27,867	31,629	45,448	77,077	—
Real estate – commercial & farmland	18,282	8,544	64,091	90,917	230,340	321,257	165
Real estate – residential	3,485	1,493	35,950	40,928	86,716	127,644	290
Consumer installment loans	127	270	440	837	2,807	3,644	—

Total	$25,306	$15,922	$139,601	$180,829	$390,660	$571,489	$455

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2011:
Commercial, financial & agricultural	$1,201	$635	$11,047	$12,883	$29,611	$42,494	$313
Real estate – construction & development	1,424	1,068	28,531	31,023	48,517	79,540	75
Real estate – commercial & farmland	3,941	6,075	52,287	62,303	167,621	229,924	2,223
Real estate – residential	2,445	3,403	33,354	39,202	90,519	129,721	444
Consumer installment loans	76	47	645	768	4,042	4,810	—

Total	$9,087	$11,228	$125,864	$146,179	$340,310	$486,489	$3,055

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

The following is a summary of information pertaining to non-covered impaired loans:

	As of and For the Period Ended
	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in Thousands)
Nonaccrual loans	$44,421	$70,823	$60,545
Troubled debt restructurings not included above	22,970	17,951	21,756

Total impaired loans	$67,391	$88,774	$82,301

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$67,391	$88,774	$82,301

Allowance related to impaired loans	$7,136	$18,478	$15,328

Average investment in impaired loans	$78,432	$88,320	$76,136

Interest income recognized on impaired loans	$153	$637	$150

Foregone interest income on impaired loans	$332	$613	$249

The following table presents an analysis of information pertaining to non-covered impaired loans as of June 30, 2012, December 31, 2011 and June 30, 2011.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2012:
Commercial, financial & agricultural	$8,116	$—	$4,968	$4,968	$692	$4,936
Real estate – construction & development	18,805	—	10,184	10,184	1,070	12,611
Real estate – commercial & farmland	32,265	—	27,021	27,021	2,081	37,111
Real estate – residential	27,069	—	24,014	24,014	3,254	22,637
Consumer installment loans	1,331	—	1,204	1,204	39	1,137

Total	$87,586	$—	$67,391	$67,391	$7,136	$78,432

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$9,592	$—	$5,110	$5,110	$1,366	$5,700
Real estate – construction & development	21,893	—	15,672	15,672	4,053	18,667
Real estate – commercial & farmland	48,688	—	45,006	45,006	8,331	42,192
Real estate – residential	25,309	—	22,053	22,053	4,499	21,081
Consumer installment loans	1,056	—	933	933	229	680

Total	$106,538	$—	$88,774	$88,774	$18,478	$88,320

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2011:
Commercial, financial & agricultural	$9,229	$—	$3,853	$3,853	$1,586	$4,391
Real estate – construction & development	26,562	—	12,198	12,198	3,695	16,113
Real estate – commercial & farmland	42,445	—	33,045	33,045	5,096	38,738
Real estate – residential	24,118	—	17,456	17,456	4,810	16,451
Consumer installment loans	732	—	421	421	141	443

Total	$103,086	$—	$66,973	$66,973	$15,328	$76,136

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in Thousands)
Nonaccrual loans	$151,225	$159,999	$135,545
Troubled debt restructurings not included above	14,842	19,884	9,312

Total impaired loans	$166,067	$179,883	$144,857

Impaired loans not requiring a related allowance	$166,067	$179,883	$144,857

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$178,130	$138,950	$119,950

Interest income recognized on impaired loans	$628	$526	$287

Foregone interest income on impaired loans	$482	$202	$122

The following table presents an analysis of information pertaining to impaired covered loans as of June 30, 2012, December 31, 2011 and June 30, 2011.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2012:
Commercial, financial & agricultural	$22,616	$13,464	$—	$13,464	$—	$13,250
Real estate – construction & development	46,439	30,586	—	30,586	—	34,260
Real estate – commercial & farmland	110,388	81,330	—	81,330	—	85,639
Real estate – residential	58,645	40,033	—	40,033	—	44,393
Consumer installment loans	1,034	654	—	654	—	588

Total	$239,122	$166,067	$—	$166,067	$—	$178,130

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$21,352	$12,027	$—	$12,027	$—	$10,210
Real estate – construction & development	47,005	34,363	—	34,363	—	30,610
Real estate – commercial & farmland	106,953	84,740	—	84,740	—	56,607
Real estate – residential	68,411	48,280	—	48,280	—	40,675
Consumer installment loans	623	473	—	473	—	848

Total	$244,344	$179,883	$—	$179,883	$—	$138,950

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2011:
Commercial, financial & agricultural	$23,421	$11,866	$—	$11,866	$—	$8,943
Real estate – construction & development	75,282	31,131	—	31,131	—	28,435
Real estate – commercial & farmland	101,453	57,422	—	57,422	—	44,234
Real estate – residential	71,421	43,733	—	43,733	—	37,233
Consumer installment loans	807	705	—	705	—	1,105

Total	$272,384	$144,857	$—	$144,857	$—	$119,950

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

The following table presents the non-covered loan portfolio by risk grade as of June 30, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$20,395	$17	$230	$414	$7,226	$—	$28,282
15	11,909	3,628	158,608	75,752	1,260	—	251,157
20	79,985	39,077	287,874	93,018	23,537	17,071	540,562
23	—	6,691	9,578	13,839	23	—	30,131
25	54,072	57,266	170,342	109,269	7,035	—	397,984
30	1,404	4,018	17,870	12,461	554	—	36,307
40	7,137	13,703	30,902	27,306	1,776	—	80,824
50	1	156	—	65	20	—	242
60	—	—	—	—	—	—	—

Total	$174,903	$124,556	$675,404	$332,124	$41,431	$17,071	$1,365,489

The following table presents the non-covered loan portfolio by risk grade as of December 31, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$17,213	$20	$235	$252	$6,210	$—	$23,930
15	15,379	5,391	151,068	88,586	1,065	—	261,489
20	60,631	32,654	272,241	80,989	20,781	18,068	485,364
23	32	7,994	10,679	10,997	28	—	29,730
25	42,815	62,029	163,554	110,786	7,181	—	386,365
30	2,509	2,027	21,490	15,001	557	—	41,584
40	4,258	19,864	53,498	23,867	1,460	—	102,947
50	123	291	—	249	14	—	677
60	—	—	—	—	—	—	—

Total	$142,960	$130,270	$672,765	$330,727	$37,296	$18,068	$1,332,086

The following table presents the non-covered loan portfolio by risk grade as of June 30, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$13,799	$213	$329	$109	$5,926	$—	$20,376
15	11,307	3,483	151,047	35,416	899	—	202,152
20	61,543	36,007	274,185	128,581	21,477	12,705	534,498
23	1,614	7,360	8,484	12,346	29	—	29,833
25	54,635	67,615	157,862	121,094	5,927	—	407,133
30	1,477	6,071	44,388	13,028	564	—	65,528
40	5,362	22,659	44,933	25,911	747	—	99,612
50	640	276	—	—	6	—	922
60	—	—	—	—	9	—	9

Total	$150,377	$143,684	$681,228	$336,485	$35,584	$12,705	$1,360,063

The following table presents the covered loan portfolio by risk grade as of June 30, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$172	$9	$—	$857	$412	$—	$1,450
15	115	47	1,717	560	10	—	2,449
20	5,963	15,440	37,729	38,108	745	—	97,985
23	11	1,602	3,784	1,840	—	—	7,237
25	13,545	19,814	139,886	49,254	1,254	—	223,753
30	4,544	9,843	38,306	10,873	89	—	63,655
40	17,017	37,236	100,971	49,080	788	—	205,092
50	5	—	—	111	—	—	116
60	—	—	—	—	—	—	—

Total	$41,372	$83,991	$322,393	$150,683	$3,298	$—	$601,737

The following table presents the covered loan portfolio by risk grade as of December 31, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$442	$—	$—	$1,329	$768	$—	$2,539
15	29	52	1,755	586	14	—	2,436
20	4,807	5,751	26,211	19,216	687	—	56,672
23	—	1,177	3,262	1,038	—	—	5,477
25	15,531	21,142	137,981	43,606	1,308	—	219,568
30	5,882	10,654	49,642	12,374	172	—	78,724
40	15,176	38,273	102,406	49,495	695	—	206,045
50	—	28	—	—	—	—	28
60	—	—	—	—	—	—	—

Total	$41,867	$77,077	$321,257	$127,644	$3,644	$—	$571,489

The following table presents the covered loan portfolio by risk grade as of June 30, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$614	$—	$—	$—	$543	$—	$1,157
15	63	53	650	476	20	—	1,262
20	7,872	6,240	28,951	19,630	1,182	—	63,875
23	280	105	1,047	855	—	—	2,287
25	13,860	20,458	83,901	48,744	1,719	—	168,682
30	4,351	11,425	29,231	9,540	257	—	54,804
40	15,250	41,259	86,144	50,112	1,089	—	193,854
50	204	—	—	364	—	—	568
60	—	—	—	—	—	—	—

Total	$42,494	$79,540	$229,924	$129,721	$4,810	$—	$486,489

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2012 totaling $14.3 million and loans in 2011 totaling $37.2 million under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

The following table presents the amount of troubled debt restructurings by loan class, classified separately as accrual and non-accrual at June 30, 2012 and December 31, 2011.

As of June 30, 2012	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$18
Real estate – construction & development	5	1,205	2	1,124
Real estate – commercial & farmland	16	13,293	2	2,815
Real estate – residential	24	8,472	5	1,213

Total	45	$22,970	10	$5,170

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	6	$1,774	5	$2,122
Real estate – commercial & farmland	14	9,622	2	4,737
Real estate – residential	19	6,555	4	1,296

Total	39	$17,951	11	$8,155

The following table presents the amount of troubled debt restructurings by loan class, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at June 30, 2012 and December 31, 2011.

As of June 30, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$18	—	$—
Real estate – construction & development	6	2,305	1	24
Real estate – commercial & farmland	18	16,108	—	—
Real estate – residential	25	8,529	4	1,156

Total	50	$26,960	5	$1,180

As of December 31, 2011	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	7	$2,897	4	$999
Real estate – commercial & farmland	15	11,695	1	2,664
Real estate – residential	20	6,862	3	989

Total	42	$21,454	8	$4,652

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at June 30, 2012 and December 31, 2011.

As of June 30, 2012	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	3	$2,092	—	$—
Forgiveness of Principal	4	1,897	—	—
Payment Modification Only	1	91	1	251
Rate Reduction Only	8	6,141	4	929
Rate Reduction, Forbearance of Interest	12	8,292	4	2,891
Rate Reduction, Forbearance of Principal	16	4,401	1	1,099
Rate Reduction, Payment Modification	1	56	—	—

Total	45	$22,970	10	$5,170

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$311	—	$—
Forgiveness of Principal	2	902	1	136
Payment Modification Only	1	92	1	307
Rate Reduction Only	7	4,192	4	1,145
Rate Reduction, Forbearance of Interest	14	9,347	—	—
Rate Reduction, Forbearance of Principal	14	3,107	1	1,123
Rate Reduction, Payment Modification	—	—	4	5,444

Total	39	$17,951	11	$8,155

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at June 30, 2012 and December 31, 2011.

As of June 30, 2012	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$1,341	—	$—
Raw Land	5	2,878	—	—
Hotel & Motel	3	2,406	—	—
Office	2	1,513	1	2,770
Retail, including Strip Centers	8	6,228	1	45
1-4 Family Residential	26	8,604	8	2,355

Total	45	$22,970	10	$5,170

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Apartments	1	$1,347	—	$—
Raw Land	3	1,549	2	618
Hotel & Motel	1	503	1	2,072
Office	3	1,077	—	—
Retail, including Strip Centers	9	6,694	1	2,665
1-4 Family Residential	22	6,781	7	2,800

Total	39	$17,951	11	$8,155

As of June 30, 2012 and December 31, 2011, the Company had a balance of $28.2 million and $26.1 million, respectively, in troubled debt restructurings. The Company has recorded $2.0 million and $1.7 million in previous charge-offs on such loans at June 30, 2012 and December 31, 2011, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $868,000 and $2.7 million at June 30, 2012 and December 31, 2011, respectively.

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

Activity in the allowance for loan losses for the six months ended June 30, 2012, for the year ended December 31, 2011 and for the six months ended June 30, 2011 is as follows:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Balance, January 1	$35,156	$34,576	$34,576
Provision for loan losses charged to expense	18,670	30,341	14,554
Loans charged off	(28,075)	(31,623)	(15,626)
Recoveries of loans previously charged off	447	1,862	1,019

Ending balance	$26,198	$35,156	$34,523

During the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011, the Company recorded provision for loan loss expense of $1.4 million, $2.4 million and $1.6 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Operations.

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	425	1,795	11,153	3,751	1,546	18,670
Loans charged off	(654)	(5,211)	(17,484)	(4,374)	(352)	(28,075)
Recoveries of loans previously charged off	78	19	24	162	164	447

Balance, June 30, 2012	$2,767	$6,041	$7,919	$7,667	$1,804	$26,198

Period-end amount allocated to:
Loans individually evaluated for impairment	$623	$898	$1,999	$3,109	$3	$6,632
Loans collectively evaluated for impairment	2,144	5,143	5,920	4,558	1,801	19,566

Ending balance	$2,767	$6,041	$7,919	$7,667	$1,804	$26,198

Loans:
Individually evaluated for impairment	$2,776	$7,173	$24,838	$19,088	$16	$53,891
Collectively evaluated for impairment	172,127	117,383	650,566	313,036	58,486	1,311,598

Ending balance	$174,903	$124,556	$675,404	$332,124	$58,502	$1,365,489

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	5,772	11,354	7,883	4,717	615	30,341
Loans charged off	(5,807)	(10,988)	(8,680)	(5,399)	(749)	(31,623)
Recoveries of loans previously charged off	174	1,367	52	146	123	1,862

Balance, December 31, 2011	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Period-end amount allocated to:
Loans individually evaluated for impairment	$766	$3,478	$8,152	$3,567	$3	$15,966
Loans collectively evaluated for impairment	2,152	5,960	6,074	4,561	443	19,190

Ending balance	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Loans:
Individually evaluated for impairment	$2,831	$13,561	$45,084	$16,080	$17	$77,573
Collectively evaluated for impairment	140,129	116,709	627,681	314,647	55,347	1,254,513

Ending balance	$142,960	$130,270	$672,765	$330,727	$55,364	$1,332,086

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	3,234	3,683	4,908	2,466	263	14,554
Loans charged off	(3,241)	(5,247)	(4,889)	(1,944)	(305)	(15,626)
Recoveries of loans previously charged off	68	829	6	59	57	1,019

Balance, June 30, 2011	$2,840	$6,970	$14,996	$9,245	$472	$34,523

Period-end amount allocated to:
Loans individually evaluated for impairment	$949	$2,680	$5,383	$3,165	$16	$12,193
Loans collectively evaluated for impairment	1,891	4,290	9,613	6,080	456	22,330

Ending balance	$2,840	$6,970	$14,996	$9,245	$472	$34,523

Loans:
Individually evaluated for impairment	$3,509	$12,110	$39,289	$15,199	$63	$70,170
Collectively evaluated for impairment	146,868	131,574	641,939	321,286	48,226	1,289,893

Ending balance	$150,377	$143,684	$681,228	$336,485	$48,289	$1,360,063

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

The CBG transaction resulted in a before-tax gain of $20.0 million, which is included in the Company’s June 30, 2012 Consolidated Statement of Operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded deferred tax liabilities with respect to CBG of $7.0 million, resulting in an after-tax gain of $13.0 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net interest income and noninterest income	$37,756	$37,462	$94,217	$70,496
Net income (loss)	$2,495	$2,275	$7,747	$(2,104)
Net income (loss) available to common stockholders	$1,678	$1,468	$6,115	$(3,709)
Income (loss) per common share available to common stockholders – basic	$0.07	$0.06	$0.26	$(0.16)
Income (loss) per common share available to common stockholders – diluted	$0.07	$0.06	$0.26	$(0.16)
Average number of shares outstanding, basic	23,819	23,449	23,791	23,445
Average number of shares outstanding, diluted	23,973	23,508	23,945	23,491

In addition to the covered assets acquired in the most recent acquisitions, the Company has other investments in covered assets remaining from its previous FDIC-assisted acquisitions. The following table summarizes components of all covered assets at June 30, 2012 and 2011 and at December 31, 2011 and their origin:

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of June 30, 2012:	(Dollars in thousands)
AUB	$29,740	$2,542	$—	$27,198	$11,489	$—	$11,489	$38,687	$2,620
USB	40,355	4,666	—	35,689	7,192	50	7,142	42,831	6,757
SCB	46,033	840	—	45,193	11,078	646	10,432	55,625	4,663
FBJ	35,618	6,645	59	28,914	2,787	515	2,272	31,186	7,051
DBT	222,724	60,218	455	162,051	24,121	1,422	22,699	184,750	65,684
TBC	63,593	8,155	252	55,186	8,616	1,184	7,432	62,618	14,838
HTB	98,624	20,676	60	77,888	16,860	6,499	10,361	88,249	25,249
OGB	88,717	22,041	156	66,520	13,397	6,573	6,824	73,344	26,105
CBG	153,342	50,037	207	103,098	8,637	3,821	4,816	107,914	50,834

Total	$778,746	$175,820	$1,189	$601,737	$104,177	$20,710	$83,467	$685,204	$203,801

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of December 31, 2011:	(Dollars in thousands)
AUB	$34,242	$3,236	$—	$31,006	$11,100	$—	$11,100	$42,106	$7,271
USB	51,409	5,259	50	46,100	7,445	50	7,395	53,495	10,648
SCB	56,780	5,779	155	50,846	10,635	500	10,135	60,981	6,527
FBJ	40,106	7,473	92	32,541	2,370	641	1,729	34,270	8,551
DBT	260,883	68,757	703	191,423	28,947	2,763	26,184	217,607	105,528
TBC	79,586	14,358	331	64,897	8,441	1,274	7,167	72,064	18,628
HTB	110,899	28,024	73	82,802	20,132	10,171	9,961	92,763	48,289
OGB	105,285	33,221	190	71,874	12,615	7,669	4,946	76,820	36,952

Total	$739,190	$166,107	$1,594	$571,489	$101,685	$23,068	$78,617	$650,106	$242,394

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of June 30, 2011:	(Dollars in thousands)
AUB	$48,309	$5,208	$86	$43,015	$11,064	$77	$10,987	$54,002	$5,338
USB	67,203	6,332	249	60,622	10,274	73	10,201	70,823	9,888
SCB	61,958	6,471	361	55,126	9,761	500	9,261	64,387	9,669
FBJ	45,011	8,500	119	36,392	3,053	1,559	1,494	37,886	9,812
DBT	326,991	112,589	951	213,451	36,383	9,582	26,801	240,252	100,150
TBC	99,529	21,249	397	77,883	6,113	1,274	4,839	82,722	26,070

Total	$649,001	$160,349	$2,163	$486,489	$76,648	$13,065	$63,583	$550,072	$160,927

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

Total Amounts	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$8,189	$22,031	$8,448
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	7,185	11,940	8,018

Amounts reflected in the Company’s Statement of Operations	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$1,638	$4,406	$1,689
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	1,437	2,388	1,604

A rollforward of acquired loans with deterioration of credit quality for the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011 is shown below:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Balance, January 1	$307,790	$252,535	$252,535
Change in estimate of cash flows, net of charge-offs or recoveries	(3,702)	(25,787)	(6,681)
Additions due to acquisitions	73,414	124,136	—
Other (loan payments, transfers, etc.)	(44,164)	(43,094)	(2,648)

Ending balance	$333,338	$307,790	$243,206

A rollforward of acquired loans without deterioration of credit quality for the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011 is shown below:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Balance, January 1	$266,966	$302,456	$302,456
Change in estimate of cash flows, net of charge-offs or recoveries	1,152	(11,604)	—
Additions due to acquisitions	51,367	35,439	—
Other (loan payments, transfers, etc.)	(42,627)	(59,325)	(59,173)

Ending balance	$276,858	$266,966	$243,283

The following is a summary of changes in the accretable discounts of acquired loans during the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011.

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Balance, January 1	$29,537	$37,383	$37,383
Additions due to acquisitions	9,863	24,094	—
Accretion	(25,166)	(36,519)	(10,073)
Other activity, net	8,189	4,579	(7,178)

Ending balance	$22,423	$29,537	$20,132

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. Changes in the FDIC shared-loss receivable for the six months ended June 30, 2012, for the year ended December 31, 2011 and for the six months ended June 30, 2011 are as follows:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Balance, January 1	$242,394	$177,187	$177,187
Indemnification asset recorded in acquisitions	52,654	94,973	—
Payments received from FDIC	(86,482)	(36,813)	(5,162)
Effect of change in expected cash flows on covered assets	(4,765)	7,047	(11,098)

Ending balance	$203,801	$242,394	$160,927

NOTE 5 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	23,819	23,449	23,791	23,445
Plus: Dilutive effect of ISOs	105	34	105	34
Plus: Dilutive effect of Restricted Grants	49	25	49	12

Diluted shares outstanding	23,973	23,508	23,945	23,491

NOTE 6 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At June 30, 2012 and December 31, 2011, there were $3.8 million and $20.0 million, respectively, outstanding borrowings with the Company’s correspondent banks. There were no outstanding borrowings with the Company’s correspondent banks at June 30, 2011. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Commitments to extend credit	$143,890	$132,700	$124,528
Standby letters of credit	$9,039	$8,074	$9,117

NOTE 8 – SUBSEQUENT EVENT

Subsequent to June 30, 2012, the Company participated in a FDIC-assisted acquisition that is not expected to have a material impact on the Company’s operations and statement of condition. The acquisition is described as follows:

Montgomery Bank & Trust, Ailey, Georgia:

On July 6, 2012, the Bank purchased certain assets and assumed substantially all the deposits of Montgomery Bank & Trust (“MBT”) from the FDIC, as Receiver of MBT. MBT operated two branches in Ailey and Vidalia, Georgia. The Bank assumed approximately $156.6 million in customer deposits and acquired approximately $18.1 million in assets, including approximately $16.7 million in cash and cash equivalents and approximately $1.2 million in deposit-secured loans. The assets were acquired without a discount and the deposits were assumed with no premium. To settle the transaction, the FDIC made a cash payment to the Bank totaling approximately $138.7 million, based on the differential between liabilities assumed and assets acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Any Forward-Looking Statements

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2012 as compared to December 31, 2011 and operating results for the three-and six-month periods ended June 30, 2012 and 2011. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters, which should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share data, taxable equivalent)	Second Quarter 2012	First Quarter 2012	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	For Six Months Ended
						June 30, 2012	June 30, 2011
Results of Operations:
Net interest income	$28,881	$27,727	$32,768	$27,802	$28,747	$56,608	$52,954
Net interest income (tax equivalent)	29,058	27,655	33,022	28,026	28,969	56,713	53,387
Provision for loan losses	7,225	12,882	9,019	7,552	9,115	20,107	16,158
Non-interest income	8,875	27,264	6,689	33,945	5,974	36,139	12,167
Non-interest expense	26,623	34,246	28,710	29,486	22,596	60,869	43,751
Income tax expense	1,413	2,498	587	8,249	896	3,911	1,720
Preferred stock dividends	817	815	819	817	807	1,632	1,605
Net income available to common shareholders	1,678	4,550	322	15,643	1,307	6,228	1,887
Selected Average Balances:
Loans, net of unearned income	$1,378,448	$1,329,146	$1,335,242	$1,437,609	$1,349,092	$1,356,338	$1,357,664
Covered loans	601,802	602,353	600,367	540,959	506,251	601,507	522,497
Investment securities	370,928	356,112	338,076	327,195	289,149	364,189	295,344
Earning assets	2,505,744	2,482,070	2,516,100	2,503,121	2,426,041	2,502,571	2,440,683
Assets	2,966,527	2,978,469	2,978,469	3,048,337	2,909,012	2,972,498	2,945,426
Deposits	2,591,607	2,589,978	2,623,403	2,639,848	2,540,738	2,547,066	2,547,066
Common shareholders’ equity	243,463	242,817	248,729	228,716	229,794	243,140	228,645
Period-End Balances:
Loans, net of unearned income	$1,365,489	$1,323,844	$1,332,086	$1,368,895	$1,360,063	$1,365,489	$1,360,063
Covered loans	601,737	653,377	571,489	595,428	486,489	601,737	486,489
Earning assets	2,465,116	2,558,047	2,484,147	2,475,511	2,399,258	2,465,116	2,399,258
Total assets	2,920,311	3,043,234	2,994,307	3,010,379	2,857,237	2,920,311	2,857,237
Total deposits	2,544,672	2,665,360	2,591,566	2,628,892	2,511,363	2,544,672	2,511,363
Common shareholders’ equity	249,895	246,813	243,043	243,850	226,739	249,895	226,739
Per Common Share Data:
Earnings per share - Basic	$0.07	$0.19	$0.01	$0.67	$0.06	$0.26	$0.08
Earnings per share - Diluted	0.07	0.19	0.01	0.06	0.06	0.26	0.08
Common book value per share	10.49	10.36	10.23	10.27	9.54	10.49	9.54
End of period shares outstanding	23,819,144	23,814,144	23,751,294	23,742,794	23,766,044	23,819,144	23,766,044
Weighted average shares outstanding
Basic	23,818,814	23,762,196	23,457,739	23,438,335	23,449,123	23,790,505	23,522,361
Diluted	23,973,039	23,916,421	23,611,964	23,559,063	23,508,419	23,944,730	23,566,476
Market Price:
High closing price	13.40	13.32	10.66	10.30	10.16	13.40	11.10
Low closing price	10.88	10.34	8.55	8.47	8.49	10.34	8.49
Closing price for quarter	12.60	13.14	10.28	8.71	8.87	12.60	8.87
Average daily trading volume	58,370	59,139	68,654	71,955	58,706	58,751	52,545
Cash dividends per share	—	—	—	—	—	—	—
Stock dividend	—	—	—	—	—	—	—
Closing price to book value	1.20	1.27	1.00	0.85	0.93	1.20	0.93
Performance Ratios:
Return on average assets	0.34%	0.72%	0.15%	2.14%	0.18%	0.53%	0.13%
Return on average common equity	4.12%	8.89%	1.82%	28.55%	2.28%	6.49%	1.66%
Average loans to average deposits	76.41%	74.58%	73.78%	74.95%	73.02%	76.87%	73.82%
Average equity to average assets	9.93%	9.86%	9.91%	9.16%	9.63%	9.90%	9.47%
Net interest margin (tax equivalent)	4.66%	4.48%	5.21%	4.44%	4.79%	4.56%	4.41%
Efficiency ratio (tax equivalent)	70.51%	62.28%	72.76%	47.75%	65.08%	65.63%	66.85%

Results of Operations for the Three Months Ended June 30, 2012

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $1.7 million, or $0.07 per diluted share, for the quarter ended June 30, 2012, compared to $1.3 million, or $0.06 per diluted share for the same period in 2011. The Company’s return on average assets and average shareholders’ equity increased in the second quarter of 2012 to 0.34% and 4.12%, respectively, compared to 0.18% and 2.28% in the second quarter of 2011. The increase in earnings and profitability during the quarter was primarily due to increased net interest income and reduced credit costs.

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the second quarter of 2012 was $29.1 million, a slight increase compared to $29.0 million reported in the same quarter in 2011. Significant increases in the Company’s net interest margin have been the result of flat yields on all classes of earning assets complemented by steady decreases in the Company’s cost of funds. The Company’s net interest margin increased during the first quarter of 2012 to 4.66%, compared to 4.48% during the first quarter of 2012 and 4.79% during the second quarter of 2011. The decreased net interest margin in the second quarter of 2012 is due to $3.8 million of non-recurring accretion on covered loans from improvements in the expected cash flows from FDIC-assisted acquisitions recognized in the second quarter of 2011. Increases in earning assets over the past year have been in covered loans with favorable yields compared to the Company’s low cost of funds.

Total interest income during the second quarter of 2012 was $33.2 million, compared to $36.1 million in the same quarter of 2011. Yields on earning assets fell to 5.33%, compared to 5.98% reported in the second quarter of 2011. During the second quarter of 2012, short-term assets averaged 5.8% of total earning assets, compared to 11.2% in the same quarter in 2011. Current opportunities to invest a portion of the short-term assets in the bond market have been limited by the Company’s inability to maintain certain portfolio characteristics with current yields and structures being offered. Efforts to increase lending activities have been slow to generate increases in outstanding loans due to the current economic conditions in the Company’s markets. Management anticipates improving economic conditions and increased loan demand will provide opportunities to invest a portion of the short-term assets at higher yields.

Total funding costs declined to 0.62% in the second quarter of 2012, compared to 1.10% during the second quarter of 2011. Deposit costs decreased from 1.08% in the second quarter of 2011 and 0.63% in the first quarter of 2012 to 0.56% in the second quarter of 2012. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 67.6% of total deposits in the second quarter of 2012 compared to 60.1% during the second quarter of 2011. Lower costs on deposits were due mostly to the lower rate environment and the Company’s ability to be less competitive on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the second quarter of 2012 and 2011 are shown below:

(Dollars in Thousands)	June 30, 2012		June 30, 2011
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$605,494	0.30%	$582,773	0.71%
MMDA	616,449	0.53%	545,261	1.06%
Savings	97,097	0.15%	78,674	0.45%
Retail CDs < $100,000	369,651	0.91%	417,297	1.43%
Retail CDs > $100,000	410,855	1.05%	490,660	1.61%
Brokered CDs	59,526	2.96%	105,338	3.33%

Interest bearing deposits	$2,159,072	0.68%	$2,220,003	1.25%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the second quarter of 2012 amounted to $7.2 million, compared to $12.9 million in the first quarter of 2012 and $9.1 million in the second quarter of 2011. Although the Company has experienced improving trends in criticized and classified assets for several quarters, provision for loan losses continues to be required to account for continued devaluation of real estate collateral. At June 30, 2012, classified loans still accruing totaled $37.3 million, compared to $40.0 million at June 30, 2011. Non-accrual loans at June 30, 2012 totaled $44.4 million, a 15.0% decrease from the $52.3 million reported at March 31, 2012 and a 26.6% decrease from the $60.5 million reported at June 30, 2011.

At June 30, 2012, other real estate owned (excluding covered OREO) totaled $40.0 million, compared to $40.0 million at March 31, 2012 and $61.5 million at June 30, 2011. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of 3-6 months, the liquidation of properties occurs between 85% and 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the second quarter of 2012, total non-performing assets decreased to 2.89% of total assets, compared to 4.27% at June 30, 2011. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the second quarter of 2012 were $8.6 million, or 2.5% of loans on an annualized basis, compared to $8.4 million, or 2.5% of loans, in the second quarter of 2011. The Company’s allowance for loan losses at June 30, 2012 was $26.2 million, or 1.92% of total loans, compared to $34.5 million, or 2.54% of total loans, at June 30, 2011.

Non-interest Income

Total non-interest income for the second quarter of 2012 was $8.9 million, compared to $6.0 million in the second quarter of 2011. Income from mortgage related activities continued to increase as a result of the Company’s increased number of mortgage bankers and higher level of productions. During the second quarter of 2012, the Company elected to record newly originated mortgage loans held-for-sale at fair value, which increased mortgage income by approximately $616,000. Service charges on deposit accounts in the second quarter of 2012 increased slightly to $4.8 million, compared to $4.4 million in the first quarter of 2012 and $4.7 million in the second quarter of 2012.

Non-interest Expense

Total non-interest expenses for the second quarter of 2012 increased to $26.6 million, compared to $22.6 million in the same quarter in 2011. Salaries and benefits increased $2.7 million when compared to the second quarter of 2011, due to the reinstatement of certain compensation elements (including incentive accruals and board fees). Occupancy and equipment expense increased during the quarter from $2.8 million in the second quarter of 2011 to $2.9 million in the second quarter of 2012. Data processing and telecommunications expenses increased slightly to $2.9 million for the second quarter of 2012 from $2.8 million for the same period in 2011. Both of these increases over the same period in 2011 relate to eight additional branches acquired in FDIC-assisted transactions over the past year. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $3.4 million in the second quarter of 2012, compared to $3.9 million in the second quarter of 2011.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2012, the Company reported income tax expense of $1.4 million, compared to $896,000 in the same period of 2011. The Company’s effective tax rate for the three months ending June 30, 2012 and 2011 was 36.2% and 29.8%, respectively.

Results of Operations for the Six Months Ended June 30, 2012

Interest Income

Interest income for the six months ended June 30, 2012 was $65.4 million on a tax equivalent basis, a decrease of $3.1 million when compared to $68.5 million for the same period in 2011. Average earning assets for the six-month period increased $61.9 million to $2.50 billion as of June 30, 2012, compared to $2.44 billion as of June 30, 2011. Yield on average earning assets was 5.25% compared to 5.66% in the first six months of 2011. The decreased yield in 2012 was due to $3.8 million of non-recurring accretion on covered loans during the second quarter of 2011 from improvements in the expected cash flows from FDIC-assisted acquisitions. Earning assets acquired in connection with the Company’s FDIC-assisted acquisitions have allowed the Company to maintain rather level amounts of earning assets while interest rate floors on individual customer loans have allowed the Company to keep the yield on loans from falling precipitously in the current rate environment. Additionally, yields on the acquired assets have been much stronger than the Company’s other earning assets, helping boost the Company’s overall yield on earning assets.

Interest Expense

Total interest expense for the six months ended June 30, 2012 amounted to $8.7 million, reflecting a $6.4 million decrease from the $15.1 million expense recorded in the same period of 2011. During the six-month period ended June 30, 2012, the Company’s funding costs declined to 0.66% from 1.16% reported in the previous period. The majority of the decline in interest expense and costs relates to improvements in the cost of the Company’s retail time deposits, which fell to 1.16% in the six-month period ending June 30, 2012, compared to 1.60% in the same period in 2011.

Net Interest Income

Higher levels of earning assets with generally level yields have combined with reduced funding costs to result in material improvements in net interest income. For the year-to-date period ending June 30, 2012, the Company reported $56.7 million of net interest income on a tax equivalent basis, compared to $53.4 million of net interest income for the same period in 2011. The Company’s net interest margin increased to 4.56% in the six month period ending June 30, 2012, compared to 4.41% in the same period in 2011.

Provision for Loan Losses

The provision for loan losses increased to $20.1 million for the six months ended June 30, 2012, compared to $16.2 million in the same period in 2011, due to charges related to the bulk sale in the first quarter of 2012. Non-performing assets totaled $84.4 million at June 30, 2012, compared to $122.1 million at June 30, 2011. For the six-month period ended June 30, 2012, the Company had net charge-offs totaling $27.6 million, compared to $14.6 million for the same period in 2011. Annualized net charge-offs as a percentage of loans increased to 4.07% during the first six months of 2012, compared to 2.17% during the first six months of 2011. This increase was due to the Company’s bulk sale of certain non-performing assets during the first quarter of 2012.

Non-interest Income

Non-interest income for the first six months of 2012 was $36.1 million, compared to $12.2 million in the same period in 2011. Excluding non-recurring gains on investment securities and an FDIC-assisted acquisition, the Company’s non-interest income totaled $16.1 million, an increase of $4.2 million, or 35.0% compared to the same period in 2011. Service charges on deposit accounts increased approximately $224,000 to $9.2 million in the first six months of 2012 compared to the same period in 2011. Income from mortgage banking activity increased from $826,000 in the first six months of 2011 to $4.5 million in the first half of 2012, due to increased number of mortgage bankers and higher level of productions.

Non-interest Expense

Total operating expenses for the first six months of 2012 increased to $60.9 million, compared to $43.8 million in the same period in 2011. Salaries and benefits increased $4.3 million when compared to the first half of 2011, due to the increased number of branch locations over this time period and the reinstatement of certain compensation elements during 2012. Occupancy and equipment expenses for the first six months of 2012 amounted to $6.2 million, representing an increase of $733,000 from the same period in 2011. Data processing and telecommunications expenses decreased slightly during the first six months of 2012. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, increased to $16.2 million in the first six months of 2012, compared to $5.7 million in the first half of 2011, due to the Company’s bulk sale of certain nonperforming assets in the first quarter of 2012. During the first quarter of 2012, the Company successfully sold $31.2 million of non-performing and classified assets through several individual transactions. Through these sales, the Company sold $16.1 million in non-performing loans, $13.3 million in other real estate owned and $1.8 million in classified accruing loans. Losses associated with the sales totaled $16.1 million.

Income Taxes

In the first six months of 2012, the Company recorded income tax expense of $3.9 million, compared to $1.7 million in the same period of 2011. The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 33.2% and 33.0%, respectively.

Financial Condition as of June 30, 2012

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2012, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2012, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
June 30, 2012:
U.S. government agencies	$8,602	$8,898	1.55%	2.16	$—
State and municipal securities	95,354	100,327	2.79%	5.87	9,369
Corporate debt securities	11,792	11,506	6.95%	6.95	1,250
Mortgage-backed securities	239,412	246,249	1.47%	2.60	75,700

Total debt securities	$355,160	$366,980	2.00%	3.62	$86,319

June 30, 2011:
U.S. government agencies	$24,056	$24,259	1.30%	1.44	$18,300
State and municipal securities	58,636	60,546	3.70%	5.59	4,722
Corporate debt securities	11,637	9,722	6.66%	5.98	100
Mortgage-backed securities	234,437	239,849	3.56%	3.13	62,159

Total debt securities	$328,766	$334,376	3.54%	3.57	$85,281

Loans and Allowance for Loan Losses

At June 30, 2012, gross loans outstanding (including covered loans) were $1.97 billion, an increase from $1.85 billion reported at June 30, 2011. Covered loans increased $115.2 million, from $486.5 million at June 30, 2011 to $601.7 million at June 30, 2012. This increase in covered loans is due to the FDIC-assisted transactions completed during the first quarter of 2012 and the third quarter of 2011. The Company’s participation in FDIC-assisted acquisitions was integral to being able to maintain a certain level of loans because management does not feel that enough loan opportunities with acceptable quality and profitability exist in our current market areas to stabilize and increase. Non-covered loans increased $41.6 million to $1.37 billion during the second quarter of 2012, compared to $1.32 billion at March 31, 2012 and $1.36 billion at June 30, 2011.

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

For the six month period ended June 30, 2012, the Company recorded net charge-offs totaling $27.6 million, compared to $14.6 million for the period ended June 30, 2011. The provision for loan losses for the six months ended June 30, 2012 increased to $20.1 million, compared to $16.2 million during the six-month period ended June 30, 2011. Increased levels of charge-offs and provision expense relates almost entirely to the Company’s bulk sale of non-performing loans during the first quarter of 2012. At the end of the second quarter of 2012, the allowance for loan losses totaled $26.2 million, or 1.92% of total legacy loans, compared to $35.2 million, or 2.64% of total legacy loans, at December 31, 2011 and $34.5 million, or 2.54% of total legacy loans, at June 30, 2011.

The following table presents an analysis of the allowance for loan losses for the six months ended June 30, 2012 and 2011:

(Dollars in Thousands)	June 30, 2012	June 30, 2011
Balance of allowance for loan losses at beginning of period	$35,156	$34,576
Provision charged to operating expense	18,670	14,554
Charge-offs:
Commercial, financial and agricultural	654	3,241
Real estate – residential	4,374	1,944
Real estate – commercial and farmland	17,484	4,889
Real estate – construction and development	5,211	5,247
Consumer installment	352	305
Other	—	—

Total charge-offs	28,075	15,626

Recoveries:
Commercial, financial and agricultural	78	68
Real estate – residential	162	59
Real estate – commercial and farmland	24	6
Real estate – construction and development	19	829
Consumer installment	164	57
Other	—	—

Total recoveries	447	1,019

Net charge-offs	27,628	14,607

Balance of allowance for loan losses at end of period	$26,198	$34,523

Net annualized charge-offs as a percentage of average loans	4.07%	2.17%
Allowance for loan losses as a percentage of loans at end of period	1.92%	2.54%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $601.7 million, $571.5 million and $486.5 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $83.5 million, $78.6 million and $63.6 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at June 30, 2012, December 31, 2011 and June 30, 2011 was $203.8 million, $242.4 million and $160.9 million, respectively.

The Bank recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011, the Company recorded provision for loan loss expense of $1.4 million, $2.4 million and $1.6 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Commercial, financial and agricultural	$41,372	$41,867	$42,494
Real estate – construction and development	83,991	77,077	79,540
Real estate – commercial and farmland	322,393	321,257	229,924
Real estate – residential	150,683	127,644	129,721
Consumer installment	3,298	3,644	4,810

	$601,737	$571,489	$486,489

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

As of June 30, 2012, nonaccrual or impaired loans totaled $44.4 million, a decrease of approximately $26.4 million since December 31, 2011. The decrease in nonaccrual loans is due to the bulk sale of non-performing assets during the first quarter of 2012, the success in the foreclosure and resolution process, and a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 2.89%, 4.05% and 4.27% at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

Non-performing assets at June 30, 2012, December 31, 2011 and June 30, 2011 were as follows:

(Dollars in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Total nonaccrual loans	$44,421	$70,823	$60,545
Other real estate owned and repossessed collateral	40,018	50,301	61,533
Accruing loans delinquent 90 days or more	1	—	—

Total non-performing assets	$84,440	$121,124	$122,078

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of accruing troubled debt restructurings by loan class at June 30, 2012 and December 31, 2011.

	June 30,2012		December 31, 2011
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	5	$1,205	6	$1,774
Real estate – commercial & farmland	16	13,293	14	9,622
Real estate – residential	24	8,472	19	6,555

Total	45	$22,970	39	$17,951

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

As of June 30, 2012, the Company exhibited a concentration in CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2012 and December 31, 2011. The loan categories and concentrations below are based on Federal Reserve Call codes and include “covered” loans.

(Dollars in Thousands)	June 30, 2012		December 31, 2011
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$208,547	10%	$207,347	11%
Multi-family loans	55,376	3%	60,247	3%
Nonfarm non-residential loans	806,230	41%	806,176	42%

Total CRE Loans	$1,070,153	54%	$1,073,770	56%
All other loan types	897,073	46%	829,805	44%

Total Loans	$1,967,226	100%	$1,903,575	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of June 30, 2012 and December 31, 2011:

	Internal Limit	June 30, 2012	December 31, 2011
		Actual	Actual
Construction and development	100%	69%	71%
Commercial real estate	300%	228%	228%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At June 30, 2012, the Company’s short-term investments were $111.3 million, compared to $229.0 million and $218.3 million at December 31, 2011 and June 30, 2011, respectively. At June 30, 2012, approximately 99.9% of the balance was comprised of interest bearing balances.

Derivative Instruments and Hedging Activities

The Company had cash flow hedges with notional amounts totaling $35.0 million at June 30, 2011 for the purpose of converting floating rate loans to fixed rate. The Company had a cash flow hedge with notional amount of $37.1 million at June 30, 2012, December 31, 2011 and June 30, 2011, for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of these instruments amounted to a liability of approximately $3.0 million and $2.0 million at June 30, 2012 and December 31, 2011, respectively, and an asset of approximately $243,000 at June 30, 2011. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Additionally, beginning in the second quarter of 2012, the Company began maintaining a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and Interest Rate Lock Commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $235,000 at June 30, 2012.

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

As of June 30, 2012, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at June 30, 2012, December 31, 2011 and June 30, 2011.

	June 30, 2012	December 31, 2011	June 30, 2011
Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.12%	10.76%	10.68%
Ameris Bank	11.09	10.62	10.39
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	19.32	18.80	18.64
Ameris Bank	19.27	18.61	18.19
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	20.57	20.05	19.90
Ameris Bank	20.53	19.87	19.45

Capital Purchase Program

On November 21, 2008, the Company issued and sold to the United States Treasury (the “Treasury”), as part of its Troubled Asset Relief Program (“TARP”) Capital Purchase Program, for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the “Preferred Shares”) of the Company’s fixed rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), at an exercise price of $11.48 per share. On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering as part of the Treasury’s efforts to wind down its remaining TARP bank investments. While the sale of the Preferred Shares to new investors did not result in any accounting entries and does not change the Company’s capital position, it eliminated many executive compensation and corporate governance restrictions that were applicable to the Company during the period in which the Treasury held its investment in the Preferred Shares. The Treasury continues to hold the Warrant, which, as a result of prior adjustments, is currently exercisable for 698,554.05 shares of Common Stock at an exercise price of $11.166 per share.

Cumulative dividends on the Preferred Shares will continue to accrue on the liquidation preference at a rate of 5% per annum for the first five years from initial issuance and at a rate of 9% per annum thereafter, but such dividends will be paid only if, as and when declared by the Company’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock (and pari passu with the Company’s other authorized preferred stock, of which no shares are currently designated or outstanding) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Company at 100% of their liquidation preference.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2012, there were $3.8 million outstanding borrowings with the Company’s correspondent banks, compared to $20.0 million at December 31, 2011. There were no outstanding borrowings with the Company’s correspondent banks at June 30, 2011.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Investment securities available for sale to total deposits	14.42%	13.95%	13.12%	12.97%	13.31%
Loans (net of unearned income) to total deposits (1)	53.66%	49.67%	51.40%	52.07%	54.16%
Interest-earning assets to total assets	84.41%	84.06%	82.96%	82.23%	83.97%
Interest-bearing deposits to total deposits	83.14%	83.32%	84.74%	86.52%	87.34%

(1)	Loans exclude covered assets where appropriate

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2012 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges that are part of the Company’s program to manage interest rate sensitivity and the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. At June 30, 2012, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. The Company also had forward contracts with a fair value of approximately $235,000 at June 30, 2012 to hedge changes in the value of the mortgage inventory due to changes in market interest rates. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012

AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended June 30, 2012, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. (1)

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.