Form 10-Q
period 2012-09-30
Ameris Bancorp
filed 2012-11-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 23,819,144 shares of Common Stock outstanding as of October 31, 2012.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2012	December 31, 2011	September 30, 2011
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$57,289	$65,528	$55,761
Federal funds sold and interest bearing accounts	66,872	229,042	170,349
Investment securities available for sale, at fair value	361,051	339,967	340,839
Other investments	7,003	9,878	11,089
Mortgage loans held for sale	29,021	11,563	8,867

Loans	1,439,862	1,332,086	1,368,895
Covered loans	546,234	571,489	595,428
Less: allowance for loan losses	25,901	35,156	35,238

Loans, net	1,960,195	1,868,419	1,929,085

Foreclosed assets	37,325	46,680	50,866
Covered foreclosed assets	88,895	78,617	81,907

Total foreclosed assets	126,220	125,297	132,773

FDIC indemnification asset	198,440	242,394	239,719
Premises and equipment, net	75,609	73,124	71,848
Cash value of bank owned life insurance	50,087	—	—
Intangible assets, net	3,404	3,250	3,471
Goodwill	956	956	956
Other assets	13,236	24,889	45,622

Total assets	$2,949,383	$2,994,307	$3,010,379

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$464,503	$395,347	$354,434
Interest-bearing	2,115,614	2,196,219	2,274,458

Total deposits	2,580,117	2,591,566	2,628,892
Securities sold under agreements to repurchase	17,404	37,665	13,180
Other borrowings	—	20,000	21,000
Other liabilities	10,387	9,037	10,616
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,650,177	2,700,537	2,715,957

Commitments and contingencies

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 52,000 shares issued	51,207	50,727	50,572
Common stock, par value $1; 100,000,000 shares authorized; 25,155,318, 25,087,468 and 25,078,968 issued	25,155	25,087	25,079
Capital surplus	164,182	166,639	166,385
Retained earnings	62,156	54,852	54,530
Accumulated other comprehensive income	7,337	7,296	8,687
Treasury stock, at cost, 1,336,174 shares	(10,831)	(10,831)	(10,831)

Total stockholders’ equity	299,206	293,770	294,422

Total liabilities and stockholders’ equity	$2,949,383	$2,994,307	$3,010,379

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$29,165	$31,633	$88,981	$93,480
Interest on taxable securities	2,017	2,672	6,513	7,904
Interest on nontaxable securities	365	330	1,104	964
Interest on deposits in other banks and federal funds sold	104	153	342	500

Total interest income	31,651	34,788	96,940	102,848

Interest expense
Interest on deposits	3,005	6,431	10,724	20,631
Interest on other borrowings	408	555	1,370	1,461

Total interest expense	3,413	6,986	12,094	22,092

Net interest income	28,238	27,802	84,846	80,756
Provision for loan losses	6,540	7,552	26,647	23,710

Net interest income after provision for loan losses	21,698	20,250	58,199	57,046

Noninterest income
Service charges on deposit accounts	5,121	4,666	14,277	13,598
Mortgage banking activity	3,740	707	8,221	1,533
Other service charges, commissions and fees	331	392	1,044	907
Gain on acquisitions	—	26,867	20,037	26,867
Gain on sale of securities	—	—	—	238
Other noninterest income	639	1,090	2,391	2,746

Total noninterest income	9,831	33,722	45,970	45,889

Noninterest expense
Salaries and employee benefits	13,766	10,029	37,337	29,293
Equipment and occupancy expenses	3,340	3,203	9,555	8,685
Amortization of intangible assets	364	277	996	782
Data processing and telecommunications expenses	2,599	2,817	7,429	7,665
Advertising and marketing expenses	421	189	1,134	501
Other non-interest expenses	8,320	12,748	33,228	26,088

Total noninterest expense	28,810	29,263	89,679	73,014

Income before income tax expense	2,719	24,709	14,490	29,921
Applicable income tax expense	816	8,249	4,727	9,969

Net income	$1,903	$16,460	$9,763	$19,952

Preferred stock dividends	827	817	2,459	2,422

Net income available to common shareholders	$1,076	$15,643	$7,304	$17,530

Other comprehensive income
Unrealized holding gain (loss) arising during period on investment securities available for sale, net of tax	(228)	2,803	1,017	4,791
Reclassification adjustment for gains included in earnings, net of tax	—	—	—	(154)
Unrealized loss on cash flow hedges arising during period, net of tax	(240)	(1,526)	(976)	(2,154)

Other comprehensive income	(468)	1,277	41	2,483

	$608	$16,920	$7,345	$20,013

Basic earnings per share	$0.05	$0.67	$0.31	$0.75
Diluted earnings per share	$0.04	$0.66	$0.30	$0.74

Weighted Average Common Shares Outstanding
Basic	23,819	23,438	23,800	23,439
Diluted	23,973	23,559	23,954	23,530

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$50,727	52,000	$50,121
Accretion of fair value of warrant	—	480	—	451

Issued at end of period	52,000	$51,207	52,000	$50,572

COMMON STOCK
Issued at beginning of period	25,087,468	$25,087	24,982,911	$24,983
Issuance of restricted shares	67,450	67	125,075	125
Cancellation of restricted shares	—	—	(32,650)	(33)
Proceeds from exercise of stock options	400	1	3,632	4

Issued at end of period	25,155,318	$25,155	25,078,968	$25,079

CAPITAL SURPLUS
Balance at beginning of period		$166,639		$165,930
Repurchase of warrants		(2,670)		—
Stock-based compensation		278		522
Proceeds from exercise of stock options		2		25
Issuance of restricted shares		(67)		(125)
Cancellation of restricted shares		—		33

Balance at end of period		$164,182		$166,385

RETAINED EARNINGS
Balance at beginning of period		$54,852		$37,000
Net income		9,763		19,952
Dividends on preferred shares		(1,979)		(1,971)
Accretion of fair value of warrant		(480)		(451)

Balance at end of period		$62,156		$54,530

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$7,296		$6,204
Other comprehensive income		41		2,483

Balance at end of period		$7,337		$8,687

TREASURY STOCK
Balance at beginning of period		$10,831		$10,831
Purchase of treasury shares		—		—

Balance at end of period		$10,831		$10,831

TOTAL STOCKHOLDERS’ EQUITY		$299,206		$294,422

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$9,763	$19,952
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	3,585	3,248
Net (gains) losses on sale or disposal of premises and equipment	163	(148)
Net losses or write-downs on sale of other real estate owned	9,048	9,962
Provision for loan losses	26,647	23,710
Gain on acquisitions	(20,037)	(26,867)
Amortization of intangible assets	996	782
Net change in mortgage loans held for sale	(17,458)	(8,867)
Net gains on securities available for sale	—	(238)
Change in other prepaids, deferrals and accruals, net	16,236	14,104

Net cash provided by operating activities	28,943	35,638

Cash Flows From Investing Activities, net of effect of business combinations:
Net decrease in federal funds sold and interest bearing deposits	162,170	95,983
Proceeds from maturities of securities available for sale	82,623	59,655
Purchase of securities available for sale	(89,787)	(116,228)
Proceeds from sales of securities available for sale	27,563	89,345
Purchase bank owned life insurance	(50,000)	—
Net (increase) decrease in loans	(53,660)	49,071
Proceeds from sales of other real estate owned	57,443	36,885
Proceeds from sales of premises and equipment	409	1,115
Purchases of premises and equipment	(6,642)	(9,573)
Decrease in FDIC indemnification asset	96,608	20,519
Net cash proceeds received from FDIC-assisted acquisitions	220,516	38,017

Net cash provided by investing activities	447,243	264,789

Cash Flows From Financing Activities, net of effect of business combinations:
Net decrease in deposits	(429,185)	(218,522)
Net decrease in securities sold under agreements to repurchase	(20,261)	(55,004)
Decrease in other borrowings	(30,334)	(43,495)
Dividends paid—preferred stock	(1,979)	(1,971)
Repurchase of warrants	(2,670)	—
Proceeds from exercise of stock options	4	—

Net cash used in financing activities	(484,425)	(318,992)

Net decrease in cash and due from banks	$(8,239)	$(18,565)

Cash and due from banks at beginning of period	65,528	74,326

Cash and due from banks at end of period	$57,289	$55,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$13,699	$23,456
Income taxes	$52	$2,198

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2012, the Bank operated 66 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Newly Adopted Accounting Pronouncements

ASU 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 generally represents clarifications of Topic 820, but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011 for public companies. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2011-05—Amendments to Topic 220, Comprehensive Income (“ASU 2011-05”). ASU 2011-05 grants an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be adopted retrospectively. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading “Interest income – Interest and fees on loans”. The servicing value is included in the fair value of the Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark-to-market adjustments related to loans held for sale and the associated economic hedges are captured in mortgage banking activities.

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

Mortgage Loans Held for Sale: The fair value of mortgage loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and are classified within Level 2 of the valuation hierarchy.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of September 30, 2012, December 31, 2011 and September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial instruments, were as follows:

	Carrying Amount	Fair Value Measurements at September 30, 2012 Using:
		Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,960,195	$—	$1,989,786	$—	$1,989,786

Financial liabilities:
Deposits	2,580,117	—	2,581,465	—	2,581,465
Other borrowings	—	—	—	—	—

	December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,868,419	$1,877,320	$1,929,085	$1,907,017

Financial liabilities:
Deposits	2,591,566	2,593,113	2,628,892	2,629,974
Other borrowings	20,000	20,936	21,000	20,814

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2012 and 2011 and December 31, 2011 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of September 30, 2012
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$8,895	$—	$8,895	$—
State, county and municipal securities	111,742	6,932	104,810	—
Corporate debt securities	11,495	—	9,495	2,000
Mortgage backed securities	228,919	1,965	226,954	—
Mortgage loans held for sale	29,021	—	29,021	—

Total recurring assets at fair value	$390,072	$8,897	$379,175	$2,000

Derivative financial instruments	$3,233	$—	$3,233	—

Total recurring liabilities at fair value	$3,233	$—	$3,233	$—

	Fair Value Measurements on a Recurring Basis As of December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$14,937	$—	$14,937	$—
State, county and municipal securities	79,133	2,966	76,167	—
Corporate debt securities	11,401	—	9,401	2,000
Mortgage backed securities	234,496	3,302	231,194	—
Derivative financial instruments	(2,049)	—	(2,049)	—

Total recurring assets at fair value	$337,918	$6,268	$329,650	$2,000

	Fair Value Measurements on a Recurring Basis As of September 30, 2011
	Fair Value	Level 1	Level 2	Level 3
U.S. government agencies	$20,309	$—	$20,309	$—
State, county and municipal securities	71,682	6,552	65,130	—
Corporate debt securities	11,528	—	9,528	2,000
Mortgage backed securities	237,320	6,044	231,276	—

Total recurring assets at fair value	$340,839	$12,596	$326,243	$2,000

The following table is a presentation of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2012 and 2011 and December 31, 2011 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$50,437	$—	$50,437	$—
Other real estate owned	37,325	—	—	37,325
Covered loans	546,234	—	—	546,234
Covered other real estate owned	88,895	—	—	88,895

Total non-recurring assets at fair value	$722,891	$—	$50,437	$672,454

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$70,296	$—	$70,296	$—
Other real estate owned	46,680	—	—	46,680
Covered loans	571,489	—	—	571,489
Covered other real estate owned	78,617	—	—	78,617

Total nonrecurring assets at fair value	$767,082	$—	$70,296	$696,786

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$58,648	$—	$58,648	$—
Other real estate owned	50,866	—	—	50,866
Covered loans	595,428	—	—	595,428
Covered other real estate owned	81,907	—	—	81,907

Total nonrecurring assets at fair value	$786,849	$—	$58,648	$728,201

Below is the Company’s reconciliation of Level 3 assets as of September 30, 2012 (dollars in thousands):

	Investment Securities Available for Sale	Other Real Estate Owned	Covered Loans	Covered Other Real Estate
Beginning balance January 1, 2012	$2,000	$46,680	$571,489	$78,617
Total gains/(losses) included in net income	—	(9,048)	—	—
Purchases, sales, issuances, and settlements, net	—	(21,008)	15,281	(30,258)
Transfers in or out of Level 3	—	20,701	(40,536)	40,536

Ending balance September 30, 2012	$2,000	$37,325	$546,234	$88,895

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2012, December 31, 2011 and September 30, 2011 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2012:
U. S. government agencies	$8,606	$289	$—	$8,895
State, county and municipal securities	106,541	5,345	(144)	111,742
Corporate debt securities	11,793	262	(560)	11,495
Mortgage-backed securities	222,641	6,562	(284)	228,919

Total securities	$349,581	$12,458	$(988)	$361,051

December 31, 2011:
U. S. government agencies	$14,670	$267	$—	$14,937
State, county and municipal securities	75,665	3,558	(90)	79,133
Corporate debt securities	11,640	167	(406)	11,401
Mortgage-backed securities	228,085	6,559	(148)	234,496

Total securities	$330,060	$10,551	$(644)	$339,967

September 30, 2011:
U. S. government agencies	$20,007	$302	$—	$20,309
State, county and municipal securities	68,486	3,196	—	71,682
Corporate debt securities	11,638	247	(357)	11,528
Mortgage-backed securities	230,786	6,838	(304)	237,320

Total securities	$330,917	$10,583	$(661)	$340,839

The amortized cost and fair value of available-for-sale securities at September 30, 2012 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$9,385	$9,428
Due from one year to five years	18,605	19,420
Due from five to ten years	57,227	61,179
Due after ten years	41,723	42,105
Mortgage-backed securities	222,641	228,919

	$349,581	$361,051

Securities with a carrying value of approximately $171.7 million serve as collateral to secure public deposits and other purposes required or permitted by law at September 30, 2012.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2012, December 31, 2011 and September 30, 2011.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2012:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	14,653	(132)	505	(12)	15,158	(144)
Corporate debt securities	—	—	5,551	(560)	5,551	(560)
Mortgage-backed securities	32,660	(267)	3,434	(17)	36,094	(284)

Total temporarily impaired securities	$47,313	$(399)	$9,490	$(589)	$56,803	$(988)

December 31, 2011:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	10,134	(90)	—	—	10,134	(90)
Corporate debt securities	100	—	6,681	(406)	6,781	(406)
Mortgage-backed securities	20,929	(148)	—	—	20,929	(148)

Total temporarily impaired securities	$31,163	$(238)	$6,681	$(406)	$37,844	$(644)

September 30, 2011:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	—	—	—	—	—	—
Corporate debt securities	100	—	6,732	(357)	6,832	(357)
Mortgage-backed securities	33,741	(304)	—	—	33,741	(304)

Total temporarily impaired securities	$33,841	$(304)	$6,732	$(357)	$40,573	$(661)

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Commercial, financial and agricultural	$189,374	$142,960	$159,020
Real estate – construction and development	125,315	130,270	145,770
Real estate – commercial and farmland	713,240	672,765	677,048
Real estate – residential	343,332	330,727	331,236
Consumer installment	43,441	37,296	38,163
Other	25,160	18,068	17,658

	$1,439,862	$1,332,086	$1,368,895

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $546.2 million, $571.5 million and $595.4 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Commercial, financial and agricultural	$37,167	$41,867	$49,859
Real estate – construction and development	73,356	77,077	82,933
Real estate – commercial and farmland	298,903	321,257	323,760
Real estate – residential	135,154	127,644	135,318
Consumer installment	1,654	3,644	3,558

	$546,234	$571,489	$595,428

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

The following table presents an analysis of non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Commercial, financial and agricultural	$4,285	$3,987	$4,570
Real estate – construction and development	8,201	15,020	15,789
Real estate – commercial and farmland	11,408	35,385	24,450
Real estate – residential	13,236	15,498	13,529
Consumer installment	1,095	933	729

	$38,225	$70,823	$59,067

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Commercial, financial and agricultural	$11,938	$11,952	$12,136
Real estate – construction and development	21,971	30,977	32,878
Real estate – commercial and farmland	58,377	75,458	63,940
Real estate – residential	31,189	41,139	34,846
Consumer installment	426	473	451

	$123,901	$159,999	$144,251

The following table presents an analysis of non-covered past due loans as of September 30, 2012, December 31, 2011 and September 30, 2011.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2012:
Commercial, financial & agricultural	$1,192	$639	$3,786	$5,617	$183,757	$189,374	$—
Real estate – construction & development	518	152	8,180	8,850	116,465	125,315	—
Real estate – commercial & farmland	3,507	812	11,402	15,721	697,519	713,240	—
Real estate – residential	7,200	2,346	12,372	21,918	321,414	343,332	—
Consumer installment loans	687	284	993	1,964	41,477	43,441	—
Other	—	—	—	—	25,160	25,160	—

Total	$13,104	$4,233	$36,733	$54,070	$1,385,792	$1,439,862	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2011:
Commercial, financial & agricultural	$1,103	$705	$3,975	$5,783	$137,177	$142,960	$—
Real estate – construction & development	2,395	1,507	13,608	17,510	112,760	130,270	—
Real estate – commercial & farmland	6,686	7,071	32,953	46,710	626,055	672,765	—
Real estate – residential	5,229	4,995	12,874	23,098	307,629	330,727	—
Consumer installment loans	963	305	725	1,993	35,303	37,296	—
Other	—	—	—	—	18,068	18,068	—

Total	$16,376	$14,583	$64,135	$95,094	$1,236,992	$1,332,086	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2011:
Commercial, financial & agricultural	$657	$884	$4,544	$6,085	$152,935	$159,020	$—
Real estate – construction & development	1,228	1,759	15,050	18,037	127,733	145,770	—
Real estate – commercial & farmland	6,755	2,594	22,777	32,126	644,922	677,048	—
Real estate – residential	5,581	2,476	12,706	20,763	310,473	331,236	—
Consumer installment loans	475	260	661	1,396	36,767	38,163	20
Other	—	—	—	—	17,658	17,658	—

Total	$14,696	$7,973	$55,738	$78,407	$1,290,488	$1,368,895	$20

The following table presents an analysis of covered past due loans as of September 30, 2012, December 31, 2011 and September 30, 2011.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2012:
Commercial, financial & agricultural	$1,384	$788	$11,315	$13,487	$23,680	$37,167	$—
Real estate – construction & development	3,611	1,663	22,194	27,468	45,888	73,356	2,312
Real estate – commercial & farmland	7,072	6,559	51,382	65,013	233,890	298,903	808
Real estate – residential	4,702	3,349	28,559	36,610	98,544	135,154	1,018
Consumer installment loans	56	92	255	403	1,251	1,654	—

Total	$16,825	$12,451	$113,705	$142,981	$403,253	$546,234	$4,138

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2011:
Commercial, financial & agricultural	$968	$4,297	$11,253	$16,518	$25,349	$41,867	$—
Real estate – construction & development	2,444	1,318	27,867	31,629	45,448	77,077	—
Real estate – commercial & farmland	18,282	8,544	64,091	90,917	230,340	321,257	165
Real estate – residential	3,485	1,493	35,950	40,928	86,716	127,644	290
Consumer installment loans	127	270	440	837	2,807	3,644	—

Total	$25,306	$15,922	$139,601	$180,829	$390,660	$571,489	$455

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2011:
Commercial, financial & agricultural	$290	$411	$11,406	$12,107	$37,752	$49,859	$5
Real estate – construction & development	1,175	2,610	30,220	34,005	48,928	82,933	347
Real estate – commercial & farmland	16,316	7,790	54,009	78,115	245,645	323,760	339
Real estate – residential	8,180	2,717	32,570	43,467	91,851	135,318	2,039
Consumer installment loans	72	73	422	567	2,991	3,558	—

Total	$26,033	$13,601	$128,627	$168,261	$427,167	$595,428	$2,730

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

The following is a summary of information pertaining to non-covered impaired loans:

	As of and For the Period Ended
	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in Thousands)
Nonaccrual loans	$38,225	$70,823	$59,067
Troubled debt restructurings not included above	19,893	17,951	16,591

Total impaired loans	$58,118	$88,774	$75,658

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$58,118	$88,774	$75,658

Allowance related to impaired loans	$7,681	$18,478	$17,010

Average investment in impaired loans	$73,353	$88,320	$88,207

Interest income recognized on impaired loans	$376	$637	$847

Foregone interest income on impaired loans	$491	$613	$202

The following table presents an analysis of information pertaining to non-covered impaired loans as of September 30, 2012, December 31, 2011 and September 30, 2011.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2012:
Commercial, financial & agricultural	$8,261	$—	$5,089	$5,089	$876	$4,974
Real estate – construction & development	19,583	—	9,682	9,682	1,253	11,879
Real estate – commercial & farmland	25,346	—	20,948	20,948	2,907	33,070
Real estate – residential	24,993	—	21,304	21,304	2,616	22,303
Consumer installment loans	1,220	—	1,095	1,095	29	1,127

Total	$79,403	$—	$58,118	$58,118	$7,681	$73,353

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$9,592	$—	$5,110	$5,110	$1,366	$5,700
Real estate – construction & development	21,893	—	15,672	15,672	4,053	18,667
Real estate – commercial & farmland	48,688	—	45,006	45,006	8,331	42,192
Real estate – residential	25,309	—	22,053	22,053	4,499	21,081
Consumer installment loans	1,056	—	933	933	229	680

Total	$106,538	$—	$88,774	$88,774	$18,478	$88,320

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2011:
Commercial, financial & agricultural	$8,895	$—	$4,571	$4,571	$1,277	$5,848
Real estate – construction & development	26,450	—	17,486	17,486	6,164	19,417
Real estate – commercial & farmland	35,835	—	31,455	31,455	4,470	41,488
Real estate – residential	23,871	—	21,436	21,436	4,933	20,837
Consumer installment loans	875	—	710	710	166	617

Total	$95,926	$—	$75,658	$75,658	$17,010	$88,207

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in Thousands)
Nonaccrual loans	$123,901	$159,999	$144,251
Troubled debt restructurings not included above	25,926	19,884	10,768

Total impaired loans	$149,827	$179,883	$155,019

Impaired loans not requiring a related allowance	$149,827	$179,883	$155,019

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$171,055	$138,950	$128,717

Interest income recognized on impaired loans	$1,319	$526	$462

Foregone interest income on impaired loans	$554	$202	$1,515

The following table presents an analysis of information pertaining to impaired covered loans as of September 30, 2012, December 31, 2011 and September 30, 2011.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2012:
Commercial, financial & agricultural	$17,833	$11,976	$—	$11,976	$—	$12,932
Real estate – construction & development	34,787	23,833	—	23,833	—	31,653
Real estate – commercial & farmland	98,909	72,802	—	72,802	—	82,430
Real estate – residential	54,020	40,790	—	40,790	—	43,492
Consumer installment loans	890	426	—	426	—	548

Total	$206,439	$149,827	$—	$149,827	$—	$171,055

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$21,352	$12,027	$—	$12,027	$—	$10,210
Real estate – construction & development	47,005	34,363	—	34,363	—	30,610
Real estate – commercial & farmland	106,953	84,740	—	84,740	—	56,607
Real estate – residential	68,411	48,280	—	48,280	—	40,675
Consumer installment loans	623	473	—	473	—	848

Total	$244,344	$179,883	$—	$179,883	$—	$138,950

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2011:
Commercial, financial & agricultural	$19,904	$12,194	$—	$12,194	$—	$9,756
Real estate – construction & development	111,148	33,380	—	33,380	—	29,672
Real estate – commercial & farmland	135,514	65,592	—	65,592	—	49,573
Real estate – residential	72,962	43,402	—	43,402	—	38,775
Consumer installment loans	581	451	—	451	—	941

Total	$340,109	$155,019	$—	$155,019	$—	$128,717

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

The following table presents the non-covered loan portfolio by risk grade as of September 30, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$26,291	$—	$220	$411	$7,887	$—	$34,809
15	11,816	4,532	152,678	74,040	1,400	—	244,466
20	80,681	33,603	324,270	105,531	23,038	25,160	592,283
23	5	7,667	8,773	13,650	81	—	30,176
25	62,377	59,013	184,146	113,560	8,502	—	427,598
30	1,508	7,948	14,742	10,535	745	—	35,478
40	6,436	12,396	28,411	25,583	1,780	—	74,606
50	260	156	—	22	8	—	446
60	—	—	—	—	—	—	—

Total	$189,374	$125,315	$713,240	$343,332	$43,441	$25,160	$1,439,862

The following table presents the non-covered loan portfolio by risk grade as of December 31, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$17,213	$20	$235	$252	$6,210	$—	$23,930
15	15,379	5,391	151,068	88,586	1,065	—	261,489
20	60,631	32,654	272,241	80,989	20,781	18,068	485,364
23	32	7,994	10,679	10,997	28	—	29,730
25	42,815	62,029	163,554	110,786	7,181	—	386,365
30	2,509	2,027	21,490	15,001	557	—	41,584
40	4,258	19,864	53,498	23,867	1,460	—	102,947
50	123	291	—	249	14	—	677
60	—	—	—	—	—	—	—

Total	$142,960	$130,270	$672,765	$330,727	$37,296	$18,068	$1,332,086

The following table presents the non-covered loan portfolio by risk grade as of September 30, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$16,047	$211	$905	$109	$6,189	$—	$23,461
15	12,135	4,814	146,029	29,930	973	—	193,881
20	67,085	35,764	277,651	130,731	21,859	17,658	550,748
23	1,192	8,043	9,290	11,985	28	—	30,538
25	55,307	69,618	169,887	122,939	7,391	—	425,142
30	1,738	4,291	35,550	10,583	598	—	52,760
40	5,376	22,753	37,736	24,959	1,033	—	91,857
50	140	276	—	—	92	—	508
60	—	—	—	—	—	—	—

Total	$159,020	$145,770	$677,048	$331,236	$38,163	$17,658	$1,368,895

The following table presents the covered loan portfolio by risk grade as of September 30, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$8	$—	$853	$—	$—	$861
15	91	44	1,673	708	—	—	2,516
20	4,970	13,950	40,912	34,397	319	—	94,548
23	30	1,226	4,638	1,889	—	—	7,783
25	11,986	18,921	130,155	44,999	721	—	206,782
30	4,063	7,494	35,764	9,016	64	—	56,401
40	16,027	31,713	85,761	43,292	550	—	177,343
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$37,167	$73,356	$298,903	$135,154	$1,654	$—	$546,234

The following table presents the covered loan portfolio by risk grade as of December 31, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$442	$—	$—	$1,329	$768	$—	$2,539
15	29	52	1,755	586	14	—	2,436
20	4,807	5,751	26,211	19,216	687	—	56,672
23	—	1,177	3,262	1,038	—	—	5,477
25	15,531	21,142	137,981	43,606	1,308	—	219,568
30	5,882	10,654	49,642	12,374	172	—	78,724
40	15,176	38,273	102,406	49,495	695	—	206,045
50	—	28	—	—	—	—	28
60	—	—	—	—	—	—	—

Total	$41,867	$77,077	$321,257	$127,644	$3,644	$—	$571,489

The following table presents the covered loan portfolio by risk grade as of September 30, 2011.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$587	$—	$—	$1,376	$578	$—	$2,541
15	31	53	1,799	633	16	—	2,532
20	4,602	5,615	31,938	20,911	557	—	63,623
23	—	54	1,478	690	—	—	2,222
25	22,142	22,664	141,921	51,260	1,386	—	239,373
30	5,810	12,831	41,679	8,705	198	—	69,223
40	16,683	40,571	104,008	51,743	823	—	213,828
50	4	1,145	937	—	—	—	2,086
60	—	—	—	—	—	—	—

Total	$49,859	$82,933	$323,760	$135,318	$3,558	$—	$595,428

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2012 totaling $23.5 million and loans in 2011 totaling $27.0 million under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

The following table presents the amount of troubled debt restructurings by loan class, classified separately as accrual and non-accrual at September 30, 2012 and December 31, 2011.

As of September 30, 2012	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$804	—	$—
Real estate – construction & development	4	1,481	—	—
Real estate – commercial & farmland	15	9,540	1	2,770
Real estate – residential	27	8,068	2	620

Total	51	$19,893	3	$3,390

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	6	$1,774	5	$2,122
Real estate – commercial & farmland	14	9,622	2	4,737
Real estate – residential	19	6,555	4	1,296

Total	39	$17,951	11	$8,155

The following table presents the amount of troubled debt restructurings by loan class, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at September 30, 2012 and December 31, 2011.

As of September 30, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$804	—	$—
Real estate – construction & development	4	1,481	—	—
Real estate – commercial & farmland	15	9,540	1	2,770
Real estate – residential	26	8,068	3	620

Total	50	$19,893	4	$3,390

As of December 31, 2011	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	7	$2,897	4	$999
Real estate – commercial & farmland	15	11,695	1	2,664
Real estate – residential	20	6,862	3	989

Total	42	$21,454	8	$4,652

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at September 30, 2012 and December 31, 2011.

As of September 30, 2012	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$1,902	—	$—
Forgiveness of Principal	3	1,516	1	369
Payment Modification Only	2	1,292	1	251
Rate Reduction Only	10	5,889	—	—
Rate Reduction, Forbearance of Interest	15	4,371	1	2,770
Rate Reduction, Forbearance of Principal	18	4,874	—	—
Rate Reduction, Payment Modification	1	49	—	—

Total	51	$19,893	3	$3,390

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$311	—	$—
Forgiveness of Principal	2	902	1	136
Payment Modification Only	1	92	1	307
Rate Reduction Only	7	4,192	4	1,145
Rate Reduction, Forbearance of Interest	14	9,347	—	—
Rate Reduction, Forbearance of Principal	14	3,107	1	1,123
Rate Reduction, Payment Modification	—	—	4	5,444

Total	39	$17,951	11	$8,155

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at September 30, 2012 and December 31, 2011.

As of September 30, 2012	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,621	—	$—
Raw Land	2	1,349	—	—
Hotel & Motel	3	2,362	—	—
Office	2	1,503	1	2,770
Retail, including Strip Centers	7	4,054	—	—
1-4 Family Residential	30	8,216	2	620
Inventory	1	450	—	—
Equipment	1	38	—	—
Unsecured	2	300	—	—

Total	51	$19,893	3	$3,390

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Apartments	1	$1,347	—	$—
Raw Land	3	1,549	2	618
Hotel & Motel	1	503	1	2,072
Office	3	1,077	—	—
Retail, including Strip Centers	9	6,694	1	2,665
1-4 Family Residential	22	6,781	7	2,800

Total	39	$17,951	11	$8,155

As of September 30, 2012 and December 31, 2011, the Company had a balance of $23.3 million and $26.1 million, respectively, in troubled debt restructurings. The Company has recorded $2.1 million and $1.7 million in previous charge-offs on such loans at September 30, 2012 and December 31, 2011, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $676,000 and $2.7 million at September 30, 2012 and December 31, 2011, respectively.

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

Activity in the allowance for loan losses for the nine months ended September 30, 2012, for the year ended December 31, 2011 and for the nine months ended September 30, 2011 is as follows:

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Balance, January 1	$35,156	$34,576	$34,576
Provision for loan losses charged to expense	24,360	30,341	22,098
Loans charged off	(34,167)	(31,623)	(22,714)
Recoveries of loans previously charged off	552	1,862	1,278

Ending balance	$25,901	$35,156	$35,238

During the nine months ended September 30, 2012, the year ended December 31, 2011 and the nine months ended September 30, 2011, the Company recorded provision for loan loss expense of $2.3 million, $2.4 million and $1.6 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Operations.

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012, the year ended December 31, 2011 and the nine months ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	677	4,954	13,087	4,936	706	24,360
Loans charged off	(889)	(7,819)	(18,199)	(6,642)	(618)	(34,167)
Recoveries of loans previously charged off	101	23	32	199	197	552

Balance, September 30, 2012	$2,807	$6,596	$9,146	$6,621	$731	$25,901

Period-end amount allocated to:
Loans individually evaluated for impairment	$610	$526	$2,315	$2,105	$—	$5,556
Loans collectively evaluated for impairment	2,197	6,070	6,831	4,516	731	20,345

Ending balance	$2,807	$6,596	$9,146	$6,621	$731	$25,901

Loans:
Individually evaluated for impairment	$2,748	$5,510	$21,552	$15,178	$—	$44,988
Collectively evaluated for impairment	186,626	119,805	691,688	328,154	68,601	1,394,874

Ending balance	$189,374	$125,315	$713,240	$343,332	$68,601	$1,439,862

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	5,772	11,354	7,883	4,717	615	30,341
Loans charged off	(5,807)	(10,988)	(8,680)	(5,399)	(749)	(31,623)
Recoveries of loans previously charged off	174	1,367	52	146	123	1,862

Balance, December 31, 2011	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Period-end amount allocated to:
Loans individually evaluated for impairment	$766	$3,478	$8,152	$3,567	$3	$15,966
Loans collectively evaluated for impairment	2,152	5,960	6,074	4,561	443	19,190

Ending balance	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Loans:
Individually evaluated for impairment	$2,831	$13,561	$45,084	$16,080	$17	$77,573
Collectively evaluated for impairment	140,129	116,709	627,681	314,647	55,347	1,254,513

Ending balance	$142,960	$130,270	$672,765	$330,727	$55,364	$1,332,086

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	3,586	7,615	6,447	3,931	519	22,098
Loans charged off	(3,855))	(6,859)	(7,851)	(3,641)	(508)	(22,714)
Recoveries of loans previously charged off	153	873	43	107	102	1,278

Balance, September 30, 2011	$2,663	$9,334	$13,610	$9,061	$570	$35,238

Period-end amount allocated to:
Loans individually evaluated for impairment	$903	$5,209	$4,580	$3,332	$1	$14,025
Loans collectively evaluated for impairment	1,760	4,125	9,030	5,729	569	21,213

Ending balance	$2,663	$9,334	$13,610	$9,061	$570	$35,238

Loans:
Individually evaluated for impairment	$3,214	$13,979	$31,892	$15,468	$17	$64,570
Collectively evaluated for impairment	155,806	131,791	645,156	315,768	55,804	1,304,325

Ending balance	$159,020	$145,770	$677,048	$331,236	$55,821	$1,368,895

NOTE 4 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

From October 2009 through July 2012, the Company participated in ten FDIC-assisted acquisitions whereby the Company purchased certain failed institutions out of the FDIC’s receivership. These institutions include:

Bank Acquired	Location:	Branches:	Date Acquired
American United Bank (“AUB”)	Lawrenceville, Ga.	1	October 23, 2009
United Security Bank (“USB”)	Sparta, Ga.	2	November 6, 2009
Satilla Community Bank (“SCB”)	St. Marys, Ga.	1	May 14, 2010
First Bank of Jacksonville (“FBJ”)	Jacksonville, Fl.	2	October 22, 2010
Tifton Banking Company (“TBC”)	Tifton, Ga.	1	November 12, 2010
Darby Bank & Trust (“DBT”)	Vidalia, Ga.	7	November 12, 2010
High Trust Bank (“HTB”)	Stockbridge, Ga.	2	July 15, 2011
One Georgia Bank (“OGB”)	Midtown Atlanta, Ga.	1	July 15, 2011
Central Bank of Georgia (“CBG”)	Ellaville, Ga.	5	February 24, 2012
Montgomery Bank & Trust (“MBT”)	Ailey, Ga.	2	July 6, 2012

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

The estimated fair value of the assets acquired and the liabilities assumed are shown below:

(Dollars in Thousands)	Montgomery Bank & Trust
Assets acquired:
Cash and due from banks	$16,726
Loans	1,218
Other assets	183

Assets acquired	18,127
Cash received (paid) to settle the acquisition	138,740

Fair value of assets acquired	$156,867

Liabilities assumed:
Deposits	$156,699
Other liabilities	168

Fair value of liabilities assumed	$156,867

Net assets acquired / gain from acquisition	$—

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

The CBG transaction resulted in a before-tax gain of $20.0 million, which is included in the Company’s September 30, 2012 Consolidated Statement of Operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded deferred tax liabilities with respect to CBG of $7.0 million, resulting in an after-tax gain of $13.0 million.

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

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the estimated cash flows expected to be collected increases, the Company adjusts the amount of accretable discount recognized on a prospective basis over the loan’s remaining life. If the estimated cash flows expected to be collected decreases, the Company records a provision for loan loss in its consolidated statement of operations.

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

The results of operations of CBG and MBT subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on December 31, 2011 and 2010, unadjusted for potential cost savings (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest income and noninterest income	$38,069	$65,844	$134,799	$138,697
Net income (loss)	$1,903	$8,596	$(14,905)	$(3,957)
Net income (loss) available to common stockholders	$1,076	$7,779	$(17,364)	$(6,379)
Income (loss) per common share available to common stockholders – basic	$0.05	$0.33	$(0.73)	$(0.27)
Income (loss) per common share available to common stockholders – diluted	$0.04	$0.33	$(0.72)	$(0.27)
Average number of shares outstanding, basic	23,819	23,438	23,800	23,439
Average number of shares outstanding, diluted	23,973	23,559	23,954	23,530

In addition to the covered assets acquired in the most recent acquisitions, the Company has other investments in covered assets remaining from its previous FDIC-assisted acquisitions. The following table summarizes components of all covered assets at September 30, 2012 and 2011 and at December 31, 2011 and their origin:

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
	(Dollars in thousands)
As of September 30, 2012:

AUB	$28,955	$2,532	$—	$26,423	$10,342	$—	$10,342	$36,765	$3,256

USB	33,145	5,036	—	28,109	7,641	99	7,542	35,651	8,408

SCB	44,340	3,892	—	40,448	10,464	646	9,818	50,266	6,130

FBJ	33,312	6,299	43	26,970	3,407	572	2,835	29,805	6,731

DBT	186,815	47,598	331	138,886	33,404	2,798	30,606	169,492	63,789

TBC	51,084	5,790	212	45,082	10,110	1,533	8,577	53,659	15,559

HTB	95,904	18,727	56	77,121	15,219	5,766	9,453	86,574	23,698

OGB	86,091	18,719	146	67,226	7,874	3,663	4,211	71,437	21,419

CBG	139,583	43,406	208	95,969	8,518	3,007	5,511	101,480	49,450

Total	$699,229	$151,999	$996	$546,234	$106,979	$18,084	$88,895	$635,129	$198,440

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
	(Dollars in thousands)
As of December 31, 2011:

AUB	$34,242	$3,236	$—	$31,006	$11,100	$—	$11,100	$42,106	$7,271

USB	51,409	5,259	50	46,100	7,445	50	7,395	53,495	10,648

SCB	56,780	5,779	155	50,846	10,635	500	10,135	60,981	6,527

FBJ	40,106	7,473	92	32,541	2,370	641	1,729	34,270	8,551

DBT	260,883	68,757	703	191,423	28,947	2,763	26,184	217,607	105,528

TBC	79,586	14,358	331	64,897	8,441	1,274	7,167	72,064	18,628

HTB	110,899	28,024	73	82,802	20,132	10,171	9,961	92,763	48,289

OGB	105,285	33,221	190	71,874	12,615	7,669	4,946	76,820	36,952

Total	$739,190	$166,107	$1,594	$571,489	$101,685	$23,068	$78,617	$650,106	$242,394

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
	(Dollars in thousands)
As of September 30, 2011:

AUB	$39,217	$3,594	$64	$35,559	$13,415	$37	$13,378	$48,937	$3,215

USB	58,121	5,913	199	52,009	7,489	51	7,438	59,447	7,431

SCB	58,748	6,029	258	52,461	10,957	500	10,457	62,918	5,365

FBJ	42,499	8,239	108	34,152	3,037	1,559	1,478	35,630	8,863

DBT	313,029	112,480	827	199,722	35,672	8,774	26,898	226,620	104,739

TBC	90,044	18,995	371	70,678	6,955	1,274	5,681	76,359	19,046

HTB	129,269	47,738	73	81,458	21,953	12,618	9,335	90,793	47,604

OGB	110,188	40,609	190	69,389	19,242	12,000	7,242	76,631	43,456

Total	$841,115	$243,597	$2,090	$595,428	$118,720	$36,813	$81,907	$677,335	$239,719

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

Total Amounts	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$16,210	$22,031	$15,846

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	11,435	11,940	8,055

Amounts reflected in the Company’s Statement of Operations	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$3,242	$4,406	$3,169

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	2,287	2,388	1,611

A rollforward of acquired loans with deterioration of credit quality for the nine months ended September 30, 2012, the year ended December 31, 2011 and the nine months ended September 30, 2011 is shown below:

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Balance, January 1	$307,790	$252,535	$252,535
Change in estimate of cash flows, net of charge-offs or recoveries	(7,119)	(25,787)	(18,815)
Additions due to acquisitions	73,414	124,136	124,136
Other (loan payments, transfers, etc.)	(70,402)	(43,094)	(36,899)

Ending balance	$303,683	$307,790	$320,957

A rollforward of acquired loans without deterioration of credit quality for the nine months ended September 30, 2012, the year ended December 31, 2011 and the nine months ended September 30, 2011 is shown below:

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Balance, January 1	$266,966	$302,456	$302,456
Change in estimate of cash flows, net of charge-offs or recoveries	3,861	(11,604)	(16,886)
Additions due to acquisitions	51,367	35,439	35,439
Other (loan payments, transfers, etc.)	(72,755)	(59,325)	(46,538)

Ending balance	$249,439	$266,966	$274,471

The following is a summary of changes in the accretable discounts of acquired loans during the nine months ended September 30, 2012, the year ended December 31, 2011 and the nine months ended September 30, 2011.

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Balance, January 1	$29,537	$37,383	$37,383
Additions due to acquisitions	9,863	24,094	24,094
Accretion	(36,241)	(36,519)	(18,765)
Other activity, net	16,210	4,579	(1,606)

Ending balance	$19,369	$29,537	$41,106

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. Changes in the FDIC shared-loss receivable for the nine months ended September 30, 2012, for the year ended December 31, 2011 and for the nine months ended September 30, 2011 are as follows:

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Balance, January 1	$242,394	$177,187	$177,187
Indemnification asset recorded in acquisitions	52,654	94,973	94,973
Payments received from FDIC	(97,399)	(36,813)	(22,107)
Effect of change in expected cash flows on covered assets	791	7,047	(10,334)

Ending balance	$198,440	$242,394	$239,719

NOTE 5 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(share data in thousands)		(share data in thousands)
Basic shares outstanding	23,819	23,438	23,800	23,439
Plus: Dilutive effect of ISOs	105	24	105	31
Plus: Dilutive effect of Restricted Grants	49	97	49	60

Diluted shares outstanding	23,973	23,559	23,954	23,530

NOTE 6 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. There were no outstanding borrowings with the Company’s correspondent banks at September 30, 2012. At December 31, 2011 and September 30, 2011, there were $20.0 million and $21.0 million, respectively, in outstanding borrowings with the Company’s correspondent banks. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Commitments to extend credit	$145,936	$132,700	$130,646

Standby letters of credit	$9,367	$8,074	$6,889

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2012 as compared to December 31, 2011 and operating results for the three-and nine-month periods ended September 30, 2012 and 2011. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters, which should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share data, taxable equivalent)	Third Quarter 2012	Second Quarter 2012	First Quarter 2012	Fourth Quarter 2011	Third Quarter 2011	For Nine Months Ended
						September 30, 2012	September 30, 2011
Results of Operations:
Net interest income	$28,238	$28,881	$27,727	$32,768	$27,802	$84,846	$80,756
Net interest income (tax equivalent)	28,420	29,058	27,655	33,022	28,026	85,134	81,413
Provision for loan losses	6,540	7,225	12,882	9,019	7,552	26,647	23,710
Non-interest income	9,831	8,875	27,264	6,689	33,945	45,970	45,889
Non-interest expense	28,810	26,623	34,246	28,710	29,486	89,679	73,014
Income tax expense	816	1,413	2,498	587	8,249	4,727	9,969
Preferred stock dividends	827	817	815	819	817	2,459	2,422
Net income available to common shareholders	1,076	1,678	4,550	322	15,643	7,304	17,530
Selected Average Balances:
Loans, net of unearned income	$1,430,227	$1,378,448	$1,329,146	$1,335,242	$1,437,609	$1,408,642	$1,373,152
Covered loans	574,897	601,802	602,353	600,367	540,959	564,995	540,730
Investment securities	364,786	370,928	356,112	338,076	327,195	364,390	304,808
Earning assets	2,502,908	2,505,744	2,482,070	2,516,100	2,503,121	2,498,927	2,474,707
Assets	2,935,715	2,966,527	2,978,469	2,978,469	3,048,337	2,963,978	2,944,875
Deposits	2,616,866	2,591,607	2,589,978	2,623,403	2,639,848	2,606,551	2,598,025
Common shareholders’ equity	242,614	243,463	242,817	248,729	228,716	242,961	226,568
Period-End Balances:
Loans, net of unearned income	$1,439,862	$1,365,489	$1,323,844	$1,332,086	$1,368,895	$1,439,862	$1,368,895
Covered loans	546,234	601,737	653,377	571,489	595,428	546,234	595,428
Earning assets	2,443,040	2,465,116	2,558,047	2,484,147	2,484,378	2,443,040	2,484,378
Total assets	2,949,383	2,920,311	3,043,234	2,994,307	3,010,379	2,949,383	3,010,379
Total deposits	2,580,117	2,544,672	2,665,360	2,591,566	2,628,892	2,580,117	2,628,892
Common shareholders’ equity	247,999	249,895	246,813	243,043	243,850	247,999	243,850
Per Common Share Data:
Earnings per share—Basic	$0.05	$0.07	$0.19	$0.01	$0.67	$0.31	$0.75
Earnings per share—Diluted	0.04	0.07	0.19	0.01	0.66	0.30	0.74
Common book value per share	10.41	10.49	10.36	10.23	10.27	10.41	10.27
End of period shares outstanding	23,819,144	23,819,144	23,814,144	23,751,294	23,742,794	23,819,144	23,742,794
Weighted average shares outstanding
Basic	23,819,144	23,818,814	23,762,196	23,457,739	23,438,335	23,800,121	23,438,763
Diluted	23,973,369	23,973,039	23,916,421	23,611,964	23,559,063	23,954,346	23,530,278
Market Price:
High closing price	12.88	13.40	13.32	10.66	10.30	13.40	11.10
Low closing price	11.27	10.88	10.34	8.55	8.47	10.34	8.47
Closing price for quarter	12.59	12.60	13.14	10.28	8.71	12.59	8.71
Average daily trading volume	45,543	58,370	59,139	68,654	71,955	54,325	59,275
Cash dividends per share	—	—	—	—	—	—	—
Stock dividend	—	—	—	—	—	—	—
Closing price to book value	1.21	1.20	1.27	1.00	0.85	1.21	0.85
Performance Ratios:
Return on average assets	0.26%	0.34%	0.72%	0.15%	2.14%	0.44%	0.79%
Return on average common equity	3.12%	4.12%	8.89%	1.82%	28.55%	5.38%	10.36%
Average loans to average deposits	76.62%	76.41%	74.58%	73.78%	74.95%	75.72%	73.67%
Average equity to average assets	10.01%	9.93%	9.86%	9.91%	9.16%	9.92%	9.39%
Net interest margin (tax equivalent)	4.52%	4.66%	4.48%	5.21%	4.44%	4.55%	4.40%
Efficiency ratio (tax equivalent)	75.68%	70.51%	62.28%	72.76%	47.75%	68.55%	57.65%

Results of Operations for the Three Months Ended September 30, 2012

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $1.1 million, or $0.04 per diluted share, for the quarter ended September 30, 2012, compared to $15.6 million, or $0.66 per diluted share for the same period in 2011. The Company’s return on average assets and average shareholders’ equity in the third quarter of 2012 was 0.26% and 3.12%, respectively, compared to 2.14% and 28.55%, respectively, in the third quarter of 2011. The decrease in income in the third quarter of 2012, compared to the third quarter of 2011, is due to an after-tax gain of $17.5 million related to an FDIC-assisted acquisition recorded in the third quarter of 2011.

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the third quarter of 2012 was $28.4 million, a slight increase compared to $28.0 million reported in the same quarter in 2011. Significant increases in the Company’s net interest margin have been the result of flat yields on all classes of earning assets complemented by steady decreases in the Company’s cost of funds. The Company’s net interest margin decreased during the third quarter of 2012 to 4.52%, compared to 4.66% during the second quarter of 2012, but improved from 4.44% during the third quarter of 2011. Lower yields on most earning asset classes have been offset by lower funding costs and an improved allocation of earning assets.

Total interest income, on a tax equivalent basis, during the third quarter of 2012 was $31.8 million, compared to $35.0 million in the same quarter of 2011. Yields on earning assets fell to 5.06%, compared to 5.55% reported in the third quarter of 2011. During the third quarter of 2012, loans comprised 81.3% of earning assets, compared to 79.1% in the same quarter of 2011. Increased lending activities have provided opportunities to begin to grow the legacy loan portfolio. Yields on legacy loans improved to 5.64% in the third quarter of 2012, compared to 5.34% in the same period of 2011. Covered loan yields declined from 9.04% in the third quarter of 2011 to 6.19% in the third quarter of 2012, due to one-time adjustments made during the third quarter of 2011 associated with certain fair value adjustments. Management anticipates improving economic conditions and increased loan demand will provide opportunities to invest a portion of the short-term assets at higher yields.

Total funding costs declined to 0.51% in the third quarter of 2012, compared to 1.02% during the third quarter of 2011. Deposit costs decreased from 0.97% in the third quarter of 2011 and 0.56% in the second quarter of 2012 to 0.46% in the third quarter of 2012. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 68.0% of total deposits in the third quarter of 2012 compared to 60.5% during the third quarter of 2011. Lower costs on deposits were due mostly to the lower rate environment and the Company’s ability to be less competitive on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the third quarter of 2012 and 2011 are shown below:

	September 30, 2012		September 30, 2011
(Dollars in Thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$593,204	0.20%	$593,801	0.66%
MMDA	631,231	0.39%	583,552	1.00%
Savings	102,129	0.12%	82,210	0.44%
Retail CDs < $100,000	365,807	0.79%	448,597	1.24%
Retail CDs > $100,000	430,677	0.91%	511,205	1.44%
Brokered CDs	41,799	3.16%	82,880	3.29%

Interest bearing deposits	$2,164,847	0.55%	$2,302,245	1.11%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the third quarter of 2012 amounted to $6.5 million, compared to $7.2 million in the second quarter of 2012 and $7.6 million in the third quarter of 2011. Although the Company has experienced improving trends in criticized and classified assets for several quarters, provision for loan losses continues to be required to account for continued devaluation of real estate collateral. At September 30, 2012, classified loans still accruing totaled $36.8 million, compared to $33.3 million at September 30, 2011. Non-accrual loans at September 30, 2012 totaled $38.2 million, a 13.9% decrease from the $44.4 million reported at June 30, 2012 and a 35.3% decrease from the $59.1 million reported at September 30, 2011.

At September 30, 2012, other real estate owned (excluding covered OREO) totaled $37.3 million, compared to $36.4 million at June 30, 2012 and $50.9 million at September 30, 2011. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of 3-6 months, the liquidation of properties occurs between 85% and 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the third quarter of 2012, total non-performing assets decreased to 2.58% of total assets, compared to 3.65% at September 30, 2011, as a result of the bulk sale consummated during the first quarter of 2012. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the third quarter of 2012 were $6.0 million, or 1.65% of loans on an annualized basis, compared to $6.8 million, or 1.98% of loans, in the third quarter of 2011. The Company’s allowance for loan losses at September 30, 2012 was $25.9 million, or 1.80% of total loans, compared to $35.2 million, or 2.57% of total loans, at September 30, 2011.

Non-interest Income

Total non-interest income for the third quarter of 2012 was $9.8 million, compared to $33.9 million in the third quarter of 2011. The Company recorded a $26.9 million gain on acquisition in the third quarter of 2011. Excluding the gain on acquisition, non-interest income increased $2.8 million, or 38.9% in the third quarter of 2012, compared to the third quarter of 2011. Income from mortgage related activities continued to increase as a result of the Company’s increased number of mortgage bankers and higher level of productions. Service charges on deposit accounts in the third quarter of 2012 increased slightly to $5.1 million, compared to $4.8 million in the second quarter of 2012 and $4.7 million in the third quarter of 2011. This increase was driven by higher balances in accounts subject to service charges and continued growth of core accounts through the Company’s FDIC-assisted acquisition strategy.

Non-interest Expense

Total non-interest expenses for the third quarter of 2012 decreased to $28.8 million, compared to $29.5 million in the same quarter in 2011. The decrease in non-interest expense was primarily the result of declining credit related expenses. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $3.7 million in the third quarter of 2012, compared to $9.0 million in the third quarter of 2011. Excluding credit related expenses, non-interest expense totaled $25.1 million in the third quarter of 2012, compared to $20.5 million in the third quarter of 2011. Salaries and benefits increased $3.5 million when compared to the third quarter of 2011, due to the reinstatement of certain compensation elements (including incentive accruals and board fees). Occupancy and equipment expense increased during the quarter from $3.2 million in the third quarter of 2011 to $3.3 million in the third quarter of 2012. Data processing and telecommunications expenses decreased slightly to $2.6 million for the third quarter of 2012 from $2.8 million for the same period in 2011.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the third quarter of 2012, the Company reported income tax expense of $816,000, compared to $8.2 million in the same period of 2011. The Company’s effective tax rate for the three months ending September 30, 2012 and 2011 was 30.0% and 33.4%, respectively.

Results of Operations for the Nine Months Ended September 30, 2012

Interest Income

Interest income for the nine months ended September 30, 2012 was $85.1 million on a tax equivalent basis, an increase of $3.7 million when compared to $81.4 million for the same period in 2011. Average earning assets for the nine-month period increased $24.2 million to $2.50 billion as of September 30, 2012, compared to $2.47 billion as of September 30, 2011. Yield on average earning assets was 5.20% compared to 5.59% in the first nine months of 2011. Earning assets acquired in connection with the Company’s FDIC-assisted acquisitions have allowed the Company to maintain rather level amounts of earning assets while interest rate floors on individual customer loans have allowed the Company to keep the yield on loans from falling precipitously in the current rate environment. Additionally, yields on the acquired assets have been much stronger than the Company’s other earning assets, helping boost the Company’s overall yield on earning assets.

Interest Expense

Total interest expense for the nine months ended September 30, 2012 amounted to $12.1 million, reflecting a $10.0 million decrease from the $22.1 million expense recorded in the same period of 2011. During the nine-month period ended September 30, 2012, the Company’s funding costs declined to 0.60% from 1.10% reported in the previous period. The majority of the decline in interest expense and costs relates to improvements in the cost of the Company’s retail time deposits, which fell to 0.98% in the nine-month period ending September 30, 2012, compared to 1.52% in the same period in 2011. In addition to lower costs on deposits, the Company’s mix of deposits has improved over the past year. Non-interest bearing deposits increased 31.1% from $354.4 million and 13.5% of total deposits at September 30, 2011 to $464.5 million and 18.0% of total deposits at September 30, 2012.

Net Interest Income

Higher levels of earning assets with generally level yields have combined with reduced funding costs to result in material improvements in net interest income. For the year-to-date period ending September 30, 2012, the Company reported $85.1 million of net interest income on a tax equivalent basis, compared to $81.4 million of net interest income for the same period in 2011. The Company’s net interest margin increased to 4.55% in the nine month period ending September 30, 2012, compared to 4.40% in the same period in 2011.

Provision for Loan Losses

The provision for loan losses increased to $26.6 million for the nine months ended September 30, 2012, compared to $23.7 million in the same period in 2011, due to charges related to the bulk sale of certain non-performing assets in the first quarter of 2012. Non-performing assets totaled $76.0 million at September 30, 2012, compared to $110.0 million at September 30, 2011. For the nine-month period ended September 30, 2012, the Company had net charge-offs totaling $33.6 million, compared to $21.4 million for the same period in 2011. Annualized net charge-offs as a percentage of loans increased to 3.12% during the first nine months of 2012, compared to 2.09% during the first nine months of 2011, as a result of the bulk sale consummated during the first quarter of 2012.

Non-interest Income

Non-interest income for the first nine months of 2012 was $46.0 million, compared to $45.9 million in the same period in 2011. Excluding non-recurring gains on investment securities and FDIC-assisted acquisitions, the Company’s non-interest income totaled $22.9 million, an increase of $4.1 million, or 22.1% compared to the same period in 2011. Service charges on deposit accounts increased approximately $679,000 to $14.3 million in the first nine months of 2012 compared to the same period in 2011. Income from mortgage banking activity increased from $1.5 million in the first nine months of 2011 to $8.2 million in the first nine months of 2012, due to increased number of mortgage bankers and higher level of productions.

Non-interest Expense

Total operating expenses for the first nine months of 2012 increased to $89.7 million, compared to $73.1 million in the same period in 2011. Salaries and benefits increased $8.0 million when compared to the first nine months of 2011, due to the increased number of branch locations over this time period, the reinstatement of certain compensation elements during 2012 and increased compensation expenses related to the Company’s mortgage strategy. Occupancy and equipment expenses for the first nine months of 2012 amounted to $9.6 million, representing an increase of $870,000 from the same period in 2011. Data processing and telecommunications expenses decreased slightly during the first nine months of 2012. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, increased to $19.9 million in the first nine months of 2012, compared to $14.7 million in the first nine months of 2011, due to the Company’s bulk sale of certain non-performing assets in the first quarter of 2012. During the first quarter of 2012, the Company successfully sold $31.2 million of non-performing and classified assets through several individual transactions. Through these sales, the Company sold $16.1 million in non-performing loans, $13.3 million in other real estate owned and $1.8 million in classified accruing loans. Losses associated with the sales totaled $16.1 million.

Income Taxes

In the first nine months of 2012, the Company recorded income tax expense of $4.7 million, compared to $10.0 million in the same period of 2011. The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 32.6% and 33.3%, respectively.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2012, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2012, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
September 30, 2012:
U.S. government agencies	$8,606	$8,895	2.36%	1.91	$—
State and municipal securities	106,541	111,742	3.95%	6.02	9,994
Corporate debt securities	11,793	11,495	6.73%	6.92	1,250
Mortgage-backed securities	222,641	228,919	2.34%	2.42	71,773

Total debt securities	$349,581	$361,051	2.98%	3.66	$83,017

September 30, 2011:
U.S. government agencies	$20,007	$20,309	1.49%	1.30	$14,300
State and municipal securities	68,486	71,682	3.70%	5.84	5,579
Corporate debt securities	11,638	11,528	6.79%	6.52	100
Mortgage-backed securities	230,786	237,320	3.33%	2.90	66,521

Total debt securities	$330,917	$340,839	3.42%	3.57	$86,500

Loans and Allowance for Loan Losses

At September 30, 2012, gross loans outstanding (including covered loans) were $1.99 billion, an increase from $1.90 billion reported at December 31, 2011. Non-covered loans increased $74.4 million to $1.44 billion during the third quarter of 2012, compared to $1.37 billion at June 30, 2012 and $1.33 billion at December 31, 2011. Covered loans decreased $55.5 million, from $601.7 million at June 30, 2012 and $571.5 million at December 31, 2011, to $546.2 million at September 30, 2012.

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

For the nine month period ended September 30, 2012, the Company recorded net charge-offs totaling $33.6 million, compared to $21.4 million for the period ended September 30, 2011. The provision for loan losses for the nine months ended September 30, 2012 increased to $26.6 million, compared to $23.7 million during the nine-month period ended September 30, 2011. Increased levels of charge-offs and provision expense relates almost entirely to the Company’s bulk sale of non-performing loans during the first quarter of 2012. At the end of the third quarter of 2012, the allowance for loan losses totaled $25.9 million, or 1.80% of total legacy loans, compared to $35.2 million, or 2.64% of total legacy loans, at December 31, 2011 and $35.2 million, or 2.57% of total legacy loans, at September 30, 2011.

The following table presents an analysis of the allowance for loan losses for the nine months ended September 30, 2012 and 2011:

(Dollars in Thousands)	September 30, 2012	September 30, 2011
Balance of allowance for loan losses at beginning of period	$35,156	$34,576
Provision charged to operating expense	24,360	22,098
Charge-offs:
Commercial, financial and agricultural	889	3,855
Real estate – residential	6,642	3,641
Real estate – commercial and farmland	18,199	7,851
Real estate – construction and development	7,819	6,859
Consumer installment	618	508
Other	—	—

Total charge-offs	34,167	22,714

Recoveries:
Commercial, financial and agricultural	101	153
Real estate – residential	199	107
Real estate – commercial and farmland	32	43
Real estate – construction and development	23	873
Consumer installment	197	102
Other	—	—

Total recoveries	552	1,278

Net charge-offs	33,615	21,436

Balance of allowance for loan losses at end of period	$25,901	$35,238

Net annualized charge-offs as a percentage of average loans	3.12%	2.09%
Allowance for loan losses as a percentage of loans at end of period	1.80%	2.57%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $546.2 million, $571.5 million and $595.4 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $88.9 million, $78.6 million and $81.9 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at September 30, 2012, December 31, 2011 and September 30, 2011 was $198.4 million, $242.4 million and $239.7 million, respectively.

The Bank recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the nine months ended September 30, 2012, the year ended December 31, 2011 and the nine months ended September 30, 2011, the Company recorded provision for loan loss expense of $2.3 million, $2.4 million and $1.6 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30,	December 31,	September 30,
	2012	2011	2011
Commercial, financial and agricultural	$37,167	$41,867	$49,859
Real estate – construction and development	73,356	77,077	82,933
Real estate – commercial and farmland	298,903	321,257	323,760
Real estate – residential	135,154	127,644	135,318
Consumer installment	1,654	3,644	3,558

	$546,234	$571,489	$595,428

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

As of September 30, 2012, nonaccrual loans totaled $38.2 million, a decrease of approximately $32.6 million since December 31, 2011. The decrease in nonaccrual loans is due to the bulk sale of non-performing assets during the first quarter of 2012, the success in the foreclosure and resolution process, and a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 2.58%, 3.92% and 3.65% at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

Non-performing assets at September 30, 2012, December 31, 2011 and September 30, 2011 were as follows:

(Dollars in Thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Total nonaccrual loans	$38,225	$70,823	$59,067
Other real estate owned and repossessed collateral	37,325	46,680	50,866
Accruing loans delinquent 90 days or more	—	—	20

Total non-performing assets	$75,550	$117,503	$109,953

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of accruing troubled debt restructurings by loan class at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$804	—	$—
Real estate – construction & development	4	1,481	6	1,774
Real estate – commercial & farmland	15	9,540	14	9,622
Real estate – residential	27	8,068	19	6,555

Total	51	$19,893	39	$17,951

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

As of September 30, 2012, the Company exhibited a concentration in CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2012 and December 31, 2011. The loan categories and concentrations below are based on Federal Reserve Call codes and include “covered” loans.

	September 30, 2012		December 31, 2011
(Dollars in Thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$198,671	10%	$207,347	11%
Multi-family loans	57,046	3%	60,247	3%
Nonfarm non-residential loans	819,885	41%	806,176	42%

Total CRE Loans	$1,075,602	54%	$1,073,770	56%
All other loan types	910,494	46%	829,805	44%

Total Loans	$1,986,096	100%	$1,903,575	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of September 30, 2012 and December 31, 2011:

	Internal Limit	September 30, 2012	December 31, 2011
		Actual	Actual
Construction and development	100%	66%	71%
Commercial real estate	300%	241%	228%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At September 30, 2012, the Company’s short-term investments were $66.9 million, compared to $229.0 million and $170.3 million at December 31, 2011 and September 30, 2011, respectively. At September 30, 2012, all of the balance was comprised of interest bearing balances.

Derivative Instruments and Hedging Activities

The Company had a cash flow hedge with notional amount of $37.1 million at September 30, 2012, December 31, 2011 and September 30, 2011, for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of this instrument amounted to a liability of approximately $3.2 million, $2.0 million and $31,000 at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Additionally, in the second quarter of 2012, the Company began maintaining a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and IRLCs to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $531,000 at September 30, 2012.

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

As of June 30, 2012, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at September 30, 2012, December 31, 2011 and September 30, 2011.

	September 30, 2012	December 31, 2011	September 30, 2011
Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.33%	10.76%	10.59%
Ameris Bank	11.30	10.62	10.46
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	18.91	18.80	19.16
Ameris Bank	18.88	18.61	18.99
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	20.16	20.05	20.42
Ameris Bank	20.13	19.87	20.25

Capital Purchase Program

On November 21, 2008, the Company issued and sold to the United States Treasury (the “Treasury”), as part of its Troubled Asset Relief Program (“TARP”) Capital Purchase Program, for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the “Preferred Shares”) of the Company’s fixed rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), at an exercise price of $11.48 per share. On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering as part of the Treasury’s efforts to wind down its remaining TARP bank investments. While the sale of the Preferred Shares to new investors did not result in any accounting entries and does not change the Company’s capital position, it eliminated many executive compensation and corporate governance restrictions that were applicable to the Company during the period in which the Treasury held its investment in the Preferred Shares. Subsequently, on August 22, 2012, the Company repurchased the Warrant from the Treasury for $2.67 million.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. There were no outstanding borrowings with the Company’s correspondent banks at September 30, 2012, compared to $20.0 million at December 31, 2011 and $21.0 million at September 30, 2011.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Investment securities available for sale to total deposits	13.99%	14.42%	13.95%	13.12%	12.97%
Loans (net of unearned income) to total deposits (1)	55.81%	53.66%	49.67%	51.40%	52.07%
Interest-earning assets to total assets	82.83%	84.41%	84.06%	82.96%	82.23%
Interest-bearing deposits to total deposits	82.00%	83.14%	83.32%	84.74%	86.52%

(1)	Loans exclude covered assets where appropriate

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2012 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges that are part of the Company’s program to manage interest rate sensitivity and the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. At September 30, 2012, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. The Company also had forward contracts with a fair value of approximately $531,000 at September 30, 2012 to hedge changes in the value of the mortgage inventory due to changes in market interest rates. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 7, 2012, the Bank and certain executive officers and other employees of the Bank and the Company entered into Supplemental Executive Retirement Agreements (the “Retirement Agreements”), the purpose of which is to provide a select group of employees who are expected to contribute significantly to the future business success of the Company and the Bank with supplemental retirement income and death benefits. Each Retirement Agreement provides for the payment of an annual retirement benefit, payable in monthly installments, commencing when the employee reaches age 65, provided that the employee is then employed by the Bank. Included among the officers entering into a Retirement Agreement were the Company’s executive officers for whom disclosure was provided as “named executive officers” in the Company’s Proxy Statement with respect to its 2012 Annual Meeting of Shareholders., each of whom is to receive annual retirement benefits under his or her respective Retirement Agreement as follows: (i) Edwin W. Hortman, Jr., President and Chief Executive Officer, $250,000 for ten years; (ii) Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer, $200,000 for fifteen years; (iii) Jon S. Edwards, Executive Vice President, Chief Credit Officer and Director of Credit Administration, $100,000 for fifteen years; and (iv) Cindi H. Lewis, Executive Vice President, Chief Administrative Officer and Corporate Secretary, $100,000 for ten years.

Each Retirement Agreement provides for a reduced benefit in the event that the employee terminates his or her employment prior to reaching age 65. If the termination is voluntary and without “good reason,” as defined in the Retirement Agreements, then the termination benefit is equal to the liability balance then accrued in the Company’s accounting records for the employee, to be paid out in monthly installments ratably over a period of ten years commencing at age 65; provided, however, that Mr. Hortman and Ms. Lewis , as well as certain other non-named executive officer employees currently age 57 or older, do not become vested in this benefit until after the five-year anniversary of the date of his or her Retirement Agreement, and each of Messrs. Zember and Edwards, as well as certain other non-named executive officer employees currently age 53 or younger, do not become vested in this benefit until after the ten-year anniversary of the date of his or her Retirement Agreement. If the termination of employment is involuntary and without “cause,” as defined in the Retirement Agreements, or is voluntary but with good reason, then the termination benefit is equal to the liability balance then accrued in the Company’s accounting records for the employee, to be paid out in monthly installments ratably over a period of ten years commencing at age 65, without a time-vesting precondition. If the employee is terminated for cause at any time, then all remaining benefits under his or her Retirement Agreement will be forfeited.

Each Retirement Agreement also provides that if the applicable employee dies prior to reaching age 65, then the annual retirement benefit amount set forth above will be payable in monthly installments to the employee’s beneficiary for a period of ten years, commencing upon the employee’s death. In addition, if the employee becomes disabled prior to reaching age 65, then the employee will be entitled to a benefit equal to the liability balance then accrued in the Company’s accounting records for the employee, to be paid out in monthly installments ratably over a period of five years commencing at the time of disability. The Retirement Agreement with Mr. Hortman further provides that, following a “change in control,” as defined in such Retirement Agreement, Mr. Hortman will be entitled to receive the annual retirement benefit amount set forth above in monthly installments for a period of ten years commencing at age 65, without regard to whether he continues to be employed by the Bank until reaching age 65.

Item 6. Exhibits.

The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.1	Supplemental Executive Retirement Agreement with Edwin W. Hortman, Jr. dated as of November 7, 2012.

10.2	Supplemental Executive Retirement Agreement with Dennis J. Zember Jr. dated as of November 7, 2012.

10.3	Supplemental Executive Retirement Agreement with Jon S. Edwards dated as of November 7, 2012.

10.4	Supplemental Executive Retirement Agreement with Cindi H. Lewis dated as of November 7, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended September 30, 2012, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial
Statements. (1)

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.