Form 10-K
period 2012-12-31
Ameris Bancorp
filed 2013-03-01
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $289.4 million.

As of February 19, 2013, the registrant had outstanding 23,881,785 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

ITEM 1. BUSINESS

OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly-owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 310 First St., S.E., Moultrie, Georgia 31768, our telephone number is (229) 890-1111 and our internet address is www.amerisbank.com. We operate 66 domestic banking offices with no foreign activities. At December 31, 2012, we had approximately $3.00 billion in total assets, $1.96 billion in total loans, $2.62 billion in total deposits and stockholders’ equity of $279.0 million. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Parent Company

Our primary business as a bank holding company is to manage the business and affairs of the Bank. As a bank holding company, we perform certain shareholder and investor relations functions and seek to provide financial support, if necessary, to the Bank.

Ameris Bank

Our principal subsidiary is the Bank, which is headquartered in Moultrie, Georgia and operates branches primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. These branches serve distinct communities in our business areas with autonomy but do so as one bank, leveraging our favorable geographic footprint in an effort to acquire more customers.

Capital Trust Securities

On September 20, 2006, the Company completed a private placement of an aggregate of $36 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust subsidiary of Ameris, Ameris Statutory Trust I (the “Trust”). The trust preferred securities carry a quarterly adjustable interest rate of 1.63% over the 3-Month LIBOR. The trust preferred securities mature on December 15, 2036, and became redeemable at the Company’s option on September 15, 2011. The terms of the trust preferred securities are set forth in that certain Amended and Restated Declaration of Trust dated as of September 20, 2006, among Ameris, Wilmington Trust Company, as institutional trustee and Delaware trustee, and the administrators named therein. The payments of distributions on, and redemption or liquidation of, the trust preferred securities issued by the Trust are guaranteed by Ameris pursuant to a Guarantee Agreement dated as of September 20, 2006, between Ameris and Wilmington Trust Company, as trustee.

The net proceeds to Ameris from the placement of the trust preferred securities by the Trust were primarily used to redeem outstanding trust preferred securities issued by Ameris on November 8, 2001. These trust preferred securities were redeemed on September 30, 2006, for $35.6 million.

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

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime type loans. In addition, the Company does not buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Excluding covered loans, less than 1% of the Company’s loan portfolio was subject to loan participation agreements at December 31, 2012 and 2011.

At December 31, 2012, our loan portfolio totaled approximately $1.96 billion, representing approximately 64.9% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Residential Real Estate Mortgage Loans. Ameris originates adjustable and fixed-rate residential mortgage loans. These mortgage loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Company’s loan portfolio; however, a majority are sold in the secondary market. The residential real estate mortgage loans that are included in the Company’s loan portfolio are usually owner-occupied and generally amortized over a 10- to 20-year period with three- to five-year maturity or repricing.

Agricultural Loans. Our agricultural loans are extended to finance crop production, the purchase of farm-related equipment or farmland and the operations of dairies, poultry producers, livestock producers and timber growers. Agricultural loans typically involve seasonal balance fluctuations. Although we typically look to an agricultural borrower’s cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance and mortgage on real estate. The lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower’s updated cash flow projections. A portion of our agricultural loans is guaranteed by the Farm Service Agency Guaranteed Loan Program.

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

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk management objectives. Under this policy, our Company may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds, industrial development revenue bonds, securities issued by Government-Sponsored Enterprises (“GSEs”) and satisfactorily-rated trust preferred obligations. Investments in our portfolio must satisfy certain quality criteria. Our Company’s investments must be “investment-grade” as determined by either Moody’s or Standard and Poor’s. Investment securities where the Company has determined a certain level of credit risk are periodically reviewed to determine the financial condition of the issuer and to support the Company’s decision to continue holding the security. Our Company may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Company’s general market area and such bonds are determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the Company’s market area and if the bonds are considered to possess a high degree of credit soundness. Traditionally, the Company has purchased and held investment securities with very high levels of credit quality, favoring investments backed by direct or indirect guarantees of the U.S. Government.

While our investment policy permits our Company to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Bank historically has not done so to any significant extent.

Our investment committee implements the investment policy and portfolio strategies and monitors the portfolio. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our Board of Directors each month. The written investment policy is reviewed annually by the Company’s Board of Directors and updated as needed.

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

Generally, our Bank has not needed to offer rates significantly higher than our competition to attract new deposits or to retain existing business. During 2008, the United States Department of the Treasury (the “Treasury”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) implemented several programs and initiatives aimed at reducing the liquidity risks in the United States economy. In addition to these governmental actions, loan demand in the Company’s markets fell considerably during 2009 for many banks and further reduced the demand for deposits. Because of these events, the Company was able to significantly reduce deposit costs and force a migration from higher cost term deposits into lower cost money market and negotiable order of withdrawal (“NOW”) deposits.

Brokered time deposits are deposits obtained by utilizing an outside broker that is paid a fee. The Bank utilizes brokered deposits to accomplish several purposes, such as (i) acquiring a certain maturity and dollar amount without repricing the Bank’s current customers which could increase or decrease the overall cost of deposits and (ii) acquiring certain maturities and dollar amounts to help manage interest rate risk.

Other Funding Sources

The Federal Home Loan Bank (“FHLB”) allows the Company to obtain advances through its credit program. These advances are secured by securities owned by the Company and held in safekeeping by the FHLB, FHLB stock owned by the Company and certain qualifying residential mortgages.

The Company also enters into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the Company’s balance sheet as such.

Use of Derivatives

The Company seeks to provide a stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2012, the Company had an interest rate swap with a notional amount of $37.1 million for the purpose of converting from variable to fixed interest rate on the junior subordinated debentures on the Company’s balance sheet. The interest rate swap, which is classified as a cash flow hedge, is indexed to LIBOR. During 2011, the Company also benefited from an interest rate floor with a notional amount of $35.0 million. The interest rate floor, which was classified as a cash flow hedge against certain variable rate loans on the Company’s balance sheet, expired in August 2011. The hedge was indexed to the prime rate, as are the variable rate loans, and had a strike rate of 7.00%. During 2011, the Company received approximately $825,000 of interest payments on the interest rate floor, which payments have been classified as interest income on loans.

Additionally, in the second quarter of 2012, the Company began maintaining a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $1,169,000 at December 31, 2012.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

Montgomery Bank & Trust

On July 6, 2012, the Bank purchased certain assets and assumed substantially all of the liabilities of Montgomery Bank & Trust (“MBT”) from the FDIC, as Receiver of MBT. MBT operated two branches in Ailey and Vidalia, Georgia. The Bank assumed approximately $156.7 million in customer deposits and acquired approximately $18.1 million in assets, including approximately $16.7 million in cash and cash equivalents and approximately $1.2 million in deposit-secured loans. The assets were acquired without a discount and the deposits were assumed with no premium. To settle the transaction, the FDIC made a cash payment to the Bank totaling approximately $138.7 million, based on the differential between liabilities assumed and assets acquired.

Central Bank of Georgia

On February 24, 2012, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Central Bank of Georgia (“CBG”) from the FDIC, as Receiver of CBG. CBG operated five branches in Ellaville, Buena Vista, Butler, Cusseta and Macon, Georgia, with approximately $182.6 million in loans and approximately $261.0 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and other real estate owned (“OREO”). Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire CBG included a discount on the book value of the assets totaling $33.9 million. The bid resulted in a cash payment from the FDIC totaling $31.9 million.

High Trust Bank

On July 15, 2011, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of High Trust Bank (“HTB”) from the FDIC, as Receiver of HTB. HTB operated two branches in Stockbridge and Leary, Georgia, with approximately $133.5 million in loans and approximately $175.9 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire HTB included a discount on the book value of the assets totaling $33.5 million. The bid resulted in a cash payment from the FDIC totaling $30.2 million.

One Georgia Bank

On July 15, 2011, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of One Georgia Bank (“OGB”) from the FDIC, as Receiver of OGB. OGB operated one branch in Midtown Atlanta, Georgia, with approximately $120.8 million in loans and approximately $136.1 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire OGB included a discount on the book value of the assets totaling $22.5 million. The bid resulted in a cash payment to the FDIC totaling $5.7 million.

Tifton Banking Company

On November 12, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Tifton Banking Company (“TBC”) from the FDIC, as Receiver of TBC. TBC operated one branch in Tifton, Georgia, with approximately $118.4 million in loans and approximately $132.9 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s acquisition of TBC resulted in the Bank recording $956,000 of goodwill related to the purchase. The bid resulted in a cash payment to the FDIC totaling $10.3 million to settle the transaction.

Darby Bank & Trust Co.

On November 12, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Darby Bank & Trust Co. (“DBT”) from the FDIC, as Receiver of DBT. DBT operated seven branches in Vidalia, Lyons, Savannah and Pooler, Georgia, with approximately $393.3 million in loans and approximately $387.0 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement up to $131.8 million of cumulative loss. The FDIC will absorb 30% of losses and share 30% of loss recoveries during the term of the agreement for cumulative losses between $131.8 million and $193.1 million. The FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement on cumulative losses over $193.1 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire DBT included a discount on the book value of the assets totaling $45.0 million. The bid resulted in a cash payment to the FDIC totaling $149.9 million.

First Bank of Jacksonville

On October 22, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of First Bank of Jacksonville (“FBJ”) from the FDIC, as Receiver of FBJ. FBJ operated two branches in Jacksonville, Florida, with approximately $51.1 million in loans and approximately $71.9 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire FBJ included a discount on the book value of the assets totaling $4.8 million. The bid resulted in a cash payment from the FDIC totaling $8.1 million.

Satilla Community Bank

On May 14, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Satilla Community Bank (“SCB”) from the FDIC, as Receiver of SCB. SCB operated one branch in St. Marys, Georgia, the southernmost city on the Georgia coast and a northern suburb of Jacksonville, Florida, with approximately $68.8 million in loans and approximately $75.5 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

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

United Security Bank

On November 6, 2009, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of United Security Bank (“USB”) from the FDIC, as Receiver of USB. USB operated one branch in Woodstock, Georgia and one branch in Sparta, Georgia, with total loans of approximately $108.4 million and approximately $141.1 million of total deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement the FDIC will absorb 80% of losses and share 80% of loss recoveries on the first $46 million of losses and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $46 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire USB included a discount on the book value of the assets totaling $32.6 million. Also included in the bid was a premium of approximately $228,000 on USB’s deposits. The bid resulted in a cash payment from the FDIC totaling $24.2 million.

American United Bank

On October 23, 2009, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of American United Bank (“AUB”) from the FDIC, as Receiver of AUB. AUB operated only one branch in Lawrenceville, Georgia, a northeast suburb of Atlanta, Georgia, with approximately $85.7 million in loans and approximately $100.5 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries on the first $38 million of losses and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $38 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The Company’s bid to acquire AUB included a discount on the book value of the assets totaling $19.6 million. Also included in the bid was a premium of approximately $262,000 on AUB’s deposits. The bid resulted in a cash payment from the FDIC totaling $17.1 million.

Capital Purchase Program

On November 21, 2008, the Company, pursuant to the Capital Purchase Program (the “CPP”) established under the Economic Stabilization Act of 2008 (“EESA”), in connection with the Troubled Asset Relief Program (“TARP”), issued and sold to the Treasury, for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of our common stock, par value $1.00 per share (the “Common Stock”), at an exercise price of $11.48 per share. Proceeds from the issuance of the Preferred Shares and the Warrant were allocated based on the relative market values of each. As a result of the Company’s participation in the CPP, the Company was subject to the rules and regulations promulgated under the EESA. These rules and regulations included certain limitations on compensation for senior executives, dividend payments and payments to senior executives upon termination of employment, as well as certain obligations of the Company to increase its efforts to reduce the number of foreclosures of primary residences.

On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering as part of the Treasury’s efforts to wind down its remaining TARP bank investments. While the sale of the Preferred Shares to new investors did not result in any accounting entries and does not change the Company’s capital position, it eliminated the executive compensation and corporate governance restrictions that were applicable to the Company during the period in which the Treasury held its investment in the Preferred Shares. Subsequently, on August 22, 2012, the Company repurchased the Warrant from the Treasury for $2.67 million and in December 2012, the Company repurchased 24,000 of the outstanding Preferred Shares.

MARKET AREAS AND COMPETITION

The banking industry in general, and in the southeastern United States specifically, is highly competitive and dramatic changes continue to occur throughout the industry. Our select market areas in Georgia, Alabama, Florida and South Carolina have experienced strong population growth over the past 20 to 30 years, but have endured significant economic challenges in recent years. Intense market demands, national and local economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become much more cost effective. Over the past few years, our Bank has faced strong competition in attracting deposits at profitable levels. Competition for deposits comes from other commercial banks, thrift institutions, mortgage bankers, finance companies, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in our Bank’s competition for deposits.

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

EMPLOYEES

At December 31, 2012, the Company employed approximately 866 full-time-equivalent employees. We consider our relationship with our employees to be good.

We have adopted the Ameris Bancorp 401(k) Profit Sharing Plan, as a retirement plan for our employees. This plan provides deferral of compensation by our employees and contributions by Ameris. As a result of the Company’s financial performance, it did not make any contributions for eligible employees during 2011; however, the Company reinstated contributions into the plan during 2012. We also maintain a comprehensive employee benefits program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market areas. Our employees are not represented by any collective bargaining group.

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2012, we had approximately $1.96 billion in total loans outstanding, of which approximately $1.4 million were outstanding to certain directors and their affiliates. Company policy prohibits loans to executive officers.

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

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act, both of which are discussed elsewhere in more detail.

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

Under the Bank Holding Company Act, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act rating of each subsidiary bank must be satisfactory or better. Effective August 24, 2000, pursuant to a previously-filed election with the Federal Reserve, Ameris became a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities. In addition, if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. There were no amounts of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval as of December 31, 2012.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least one-half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. Since 2001, our consolidated capital ratios have increased due to the issuance of trust preferred securities. At December 31, 2012, all of our trust preferred securities were included in Tier 1 Capital. At December 31, 2012, our total risk-based capital ratio and our Tier 1 risk-based capital ratio were 18.74% and 17.49%, respectively. Neither Ameris nor its Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. At December 31, 2012, our ratio was 10.34%, compared to 10.76% at December 31, 2011. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2012, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The regulatory capital framework under which we operate is expected to change in significant respects as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010 and includes certain provisions concerning the capital regulations of U.S. banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under these provisions, trust preferred securities issued before May 19, 2010 by a company with total consolidated assets of less than $15 billion and treated as regulatory capital, such as those issued by our Company, are grandfathered, but any such securities issued later are not eligible for treatment as regulatory capital. Banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed above. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Additionally, in June 2012, the federal banking agencies issued a series of proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III.” The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The proposed new capital requirements would apply to all banks, all savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. It is unclear whether, if, or in what form Basel III will be adopted.

The proposed regulatory changes found in Basel III include the following:

•

The proposed rules would establish a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies would be required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets by 2015. Additionally, the proposed regulations would increase the required ratio of Tier I Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier I Capital would consist of Common Equity Tier I Capital plus Additional Tier I Capital which would include non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities would qualify as Additional Tier I Capital but could be included in Tier II Capital along with qualifying subordinated debt. The proposed regulations would also require a minimum Tier I leverage ratio of 4% for all institutions. The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

•

In addition to increased capital requirements, depository institutions and their holding companies may be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. This requirement would be phased in over a four-year period beginning in 2016.

•

The prompt corrective action regulations would be amended to incorporate a Common Equity Tier I Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action regulations, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

•	Banking organizations would be required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital.

•

The proposed rules would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through net operating loss carrybacks and significant (greater than 10%) investments in other financial institutions. The proposal also would also change the risk-weighting for residential mortgages and would create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

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

FDIC Insurance Assessments

The FDIC insures the deposit accounts of the Bank up to the maximum amount provided by law. The general insurance limit is $250,000. Effective November 21, 2008 and until December 31, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program (“TLGP”). Provided an institution did not opt out of the TLGP, the FDIC would fully guarantee funds deposited in non-interest bearing transaction accounts, including interest on lawyer trust accounts (or “IOLTA” accounts) and negotiable order of withdrawal accounts (or “NOW” accounts), with rates no higher than 0.50% through June 30, 2010, and no higher than 0.25% after June 30, 2010, if the institution committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, the amount of FDIC assessments paid by each Deposit Insurance Fund (“DIF”) member institution also increased. This increase to coverage was originally in effect through December 31, 2009, but was extended several times until it expired on December 31, 2012.

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

The Company’s insurance assessments during 2012, 2011 and 2010 were approximately $1.5 million, $4.5 million and $5.1 million, respectively. Because of the growing number of bank failures and costs to the DIF, the FDIC required a special assessment during 2009 totaling approximately $1.1 million and further required that we prepay the assessments that would normally have been paid during 2010 to 2012. This prepaid assessment amounted to approximately $12.3 million during 2009. At December 31, 2012, the remaining prepaid balance was $2.8 million and is included in other assets on the Company’s consolidated balance sheets.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2012 was $0.66 per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

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

Consumer Protection Laws

The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act and state law counterparts.

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

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Ameris cannot be known at this time.

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

Commercial Real Estate Concentrations

Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on our concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or

•	total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more.

As of December 31, 2012, excluding covered assets, our C&D concentration as a percentage of capital totaled 40.9% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 155.9%. Including loans subject to loss-share agreements with the FDIC, the Company’s C&D concentration as a percentage of capital totaled 66.1% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 236.7%.

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

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the business and earnings of our Company cannot be known at this time.

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

If any of the following risks or uncertainties actually occurs, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly, and you could lose all or part of your investment.

RISKS RELATED TO OUR COMPANY AND INDUSTRY

Difficult market conditions have adversely affected the industry in which we operate.

The capital and credit markets have been experiencing volatility and disruption for over five years. Declines in the housing market over this period, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, as well as major commercial and investment banks. As a result of the broad based economic decline and the troubled economic conditions, financial institutions have pursued defensive strategies, including seeking additional capital. In some cases, financial institutions that did not pursue defensive strategies or did not succeed in those strategies, have failed. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Additionally, the market disruptions have increased the level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve materially in the near future and are managing the Company with numerous defensive strategies. A worsening of the current conditions would exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

Unreliable market conditions with significantly reduced real estate activity may adversely affect our ability to determine the fair value of the assets we hold. If we determine that a significant portion of our assets have values that are significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter during which such determination was made, our capital ratios would be affected and this may result in increased regulatory scrutiny.

•

We may expect to face increased regulation of our industry, including as a result of the Dodd-Frank Act. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2012, net interest income made up 75.4% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by one or more other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

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

The majority of our loan portfolio is secured by real estate. As the economy has deteriorated and depressed real estate values, the collateral value of the portfolio and the revenue stream from those loans has come under stress and has required additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate and resolve credit quality issues is dependent on real estate activity and real estate prices, both of which have been unpredictable for more than five years.

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

We may seek to supplement our internal growth through acquisitions. We cannot predict with certainty the number, size or timing of acquisitions, or whether any such acquisitions will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

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

We are subject to the regulations of the SEC, the Federal Reserve, the FDIC and the GDBF. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including our ability to branch, offer certain products or execute existing or planned business strategies.

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

Our Common Stock is listed and traded on the NASDAQ Global Select Market (“NASDAQ”). Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the NASDAQ market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, we may be constrained in raising capital. Downgrades in the opinions of the analysts that follow our Company may cause our stock price to fall and significantly limit our ability to access the markets for additional capital requirements. Should these risks materialize, our ability to further expand our operations through internal growth or acquisition may be limited.

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

The FDIC has imposed a special assessment on all FDIC-insured institutions, which decreased our earnings in prior years, and future special assessments could materially adversely affect our earnings in future periods.

In November 2009, the FDIC adopted a final rule levying a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. During 2009, we were required to pay a special assessment totaling $1.1 million and also to prepay the assessments that would normally have been paid during 2010-2012. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.

RISKS RELATED TO FDIC-ASSISTED TRANSACTIONS

Our Company is subject to certain risks related to FDIC-assisted transactions.

The success of past FDIC-assisted transactions, including the acquisitions of AUB, USB, SCB, FBJ, TBC, DBT, OGB, HTB, CBG and MBT, and any FDIC-assisted transaction in which the Company may participate in the future will depend on a number of factors, including, but not limited to, the following:

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

When appropriate opportunities arise, we will engage in acquisitions of other businesses. Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. We will likely need to make additional investments in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may materially adversely impact our earnings. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

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

Sales of a substantial number of shares of our Common Stock in the public markets and the availability of those shares for sale could adversely affect the market price of our Common Stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing shareholders and could cause the market price of our Common Stock to decline. We may issue such additional equity or convertible securities to raise additional capital. Depending on the amount offered and the levels at which we offer the stock, issuances of common or preferred stock could be substantially dilutive to shareholders of our Common Stock. Moreover, to the extent that we issue restricted stock, phantom shares, stock appreciation rights, options or warrants to purchase our Common Stock in the future and those stock appreciation rights, options or warrants are exercised or as shares of the restricted stock vest, our shareholders may experience further dilution. Holders of our shares of Common Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. We cannot predict with certainty the effect that future sales of our Common Stock would have on the market price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 310 First St. SE, Moultrie, Georgia 31768. The Company occupies approximately 6,300 square feet at this location plus an additional 37,248 square feet used for support services for banking operations, including credit, sales and operational support, as well as audit and loan review services. In addition to its corporate headquarters, Ameris operates 66 office or branch locations, of which 54 are owned and 12 are subject to either building or ground leases, and seven mortgage production offices, all of which are subject to building leases. At December 31, 2012, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The Common Stock is listed on the NASDAQ under the symbol “ABCB”. The following table sets forth: (i) the high and low sales prices for the Common Stock as quoted on NASDAQ during 2012 and 2011, as adjusted for stock dividends; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2012	High	Low	Dividend

March 31	$13.32	$10.34	-
June 30	13.40	10.88	-
September 30	12.88	11.27	-
December 31	12.71	10.50	-

Quarter Ended 2011	High	Low	Dividend

March 31	$11.20	$9.15	-
June 30	10.25	8.49	-
September 30	10.36	8.31	-
December 31	10.98	8.51	-

Dividends

The amount of and nature of any dividends declared on our Common Stock in the future will be determined by our Board of Directors in their sole discretion. During 2008, the Board reduced our dividend rate from $0.56 per share of Common Stock annually to $0.20 per share annually. Beginning with the third quarter of 2009, the Board also replaced our cash dividend with a stock dividend, and during 2010, the stock dividend was suspended as well. Should the Board determine to declare a cash dividend in the future, the Company would be required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Holders of Common Stock

As of February 19, 2013, there were approximately 2,265 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index and the index of NASDAQ Bank Stocks for the five-year period commencing December 31, 2007, and ending December 31, 2012. This line graph assumes an investment of $100 on December 31, 2007, and reinvestment of dividends and other distributions to shareholders.

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. The FDIC-assisted transactions completed between 2009 and 2012 significantly affected the comparability of selected financial data. Specifically, since these acquisitions were accounted for using the purchase method, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part I, Item 1. of this Annual Report and in Note 2, “Assets Acquired in FDIC-Assisted Acquisitions,” in the Notes to Consolidated Financial Statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except Per Share Data)

Selected Balance Sheet Data:
Total assets	$3,019,052	$2,994,307	$2,972,168	$2,423,970	$2,407,090
Total legacy loans, gross	1,450,635	1,332,086	1,374,757	1,584,359	1,695,777
Covered assets (loans and OREO)	595,985	650,106	609,922	146,585	-
Investment securities available for sale	346,909	339,967	322,581	245,556	367,894
FDIC loss-share receivable	159,724	242,394	177,187	45,840	-
Total deposits	2,624,663	2,591,566	2,535,426	2,123,116	2,013,525
Stockholders’ equity	279,017	293,770	273,407	194,964	239,359

Selected Income Statement Data:
Interest income	$129,479	$141,071	$119,071	$114,573	$129,008
Interest expense	15,074	27,547	29,794	40,550	56,343

Net interest income	114,405	113,524	89,277	74,023	72,665

Provision for loan losses	31,089	32,729	50,521	42,068	35,030
Other income	57,874	52,807	35,248	58,353	19,149
Other expenses	119,470	101,953	81,188	124,800	62,753

Income/(loss) before income taxes	21,720	31,649	(7,184)	(34,492)	(5,969)
Income tax expense/(benefit)	7,285	10,556	(3,195)	7,297	(2,053)

Net income/(loss)	$14,435	$21,093	$(3,989)	$(41,789)	$(3,916)

Preferred stock dividends	3,577	3,241	3,213	3,161	328

Net income/(loss) available to common shareholders	$10,858	$17,852	$(7,202)	$(44,950)	$(4,244)

Per Share Data:
Net income/(loss) – basic	$0.46	$0.76	$(0.35)	$(3.27)	$(0.31)
Net income/(loss) – diluted	0.46	0.76	(0.35)	(3.27)	(0.31)
Common book value	10.56	10.23	9.44	10.52	14.06
Common dividends – cash	-	-	-	.10	0.38
Common dividends – stock	-	-	3 for 157	2 for 130	-

	Year Ended December 31,
	2012	2011	2010	2009	208
	(Dollars in Thousands, Except Per Share Data)
Profitability Ratios:
Net income (loss) to average total assets	0.49%	0.60%	(0.37)%	(0.52)%	(0.19)%
Net income (loss) to average common stockholders’ equity	5.99	7.21	(4.44)	(6.25)	(2.22)
Net interest margin	4.60	4.57	4.11	3.52	3.65
Efficiency ratio	69.35	61.30	65.20	74.61	68.35
Loan Quality Ratios:
Net charge-offs to average loans*	2.76%	2.23%	3.33%	2.77%	1.36%
Allowance for loan losses to total loans *	1.63	2.64	2.52	2.26	2.33
Nonperforming assets to total loans and OREO*	5.28	8.76	8.38	6.87	4.13
Liquidity Ratios:
Loans to total deposits*	55.27%	51.40%	54.22%	74.62%	84.22%
Average loans to average earnings assets	77.83	76.72	76.50	79.26	82.32
Noninterest-bearing deposits to total deposits	19.46	15.26	11.91	11.16	10.36
Capital Adequacy Ratios:
Stockholders’ equity to total assets	9.24%	9.81%	9.20%	8.04%	7.91%
Common stock dividend payout ratio	NM	NM	NM	NM	NM

*	Excludes covered assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2012, the Company reported net income available to common shareholders of approximately $10.9 million, or $0.46 per share, compared to $17.9 million, or $0.76 per share, in 2011. The Company’s net income as a percentage of average assets for 2012 and 2011 was 0.49% and 0.71%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 6.00% and 8.52%, respectively.

Highlights of the Company’s performance in 2012 include the following:

•

The Company participated in two FDIC-assisted acquisitions during 2012. These transactions resulted in after-tax gains of $13.0 million, representing the difference between the fair values of the assets acquired and the liabilities assumed. The Company received cash payments of $31.9 million and $138.7 million from the FDIC to settle the acquisitions.

•

Nonperforming assets decreased approximately $38.8 million, or 33.0%, to $78.7 million during 2012. Non-accrual legacy loans declined approximately $31.9 million and legacy OREO decreased $6.8 million. The Company’s bulk sale of nonperforming assets in the first quarter of 2012 reduced nonperforming loans by approximately $16.1 million, OREO by $13.3 million and classified accruing loans by $1.8 million.

•

Total credit costs for the year ended December 31, 2012 decreased approximately $3.9 million, or 6.6%, compared to 2011. Credit costs include the loan loss provision, losses on the sale of problem loans or OREO and legal costs associated with problem loans or OREO. Provision for loan loss expense for the full year 2012 amounted to approximately $31.1 million, compared to $32.7 million for 2011.

•

Tangible common equity to tangible assets increased from 7.99% at December 31, 2011 to 8.20% at December 31, 2012. Tangible common book value per share increased 3.0% from $10.06 at December 31, 2011 to $10.39 at December 31, 2012.

•

Total assets were relatively unchanged during 2012, ending the year at $3.0 billion. During 2012, cash flows from covered assets (including loans, OREO and the indemnification asset from FDIC-assisted acquisitions) were used to grow traditional earning assets. As such, the Company reduced covered assets by approximately $136.8 million and grew legacy loans and investment securities by $159.7 million during 2012.

•

The Company’s net interest margin increased slightly to 4.60% in 2012, from 4.57% in 2011. Lower yields on most earning asset classes were offset by lower funding costs. Deposit costs, the Company’s largest funding expense, declined from 0.98% in 2011 to 0.51% in 2012, due to shifts in the deposit mix.

•

The Company repurchased 24,000 of the 52,000 Preferred Shares originally issued to the Treasury under TARP in November 2008. The reduction in the number of Preferred Shares outstanding will reduce the preferred stock dividends payable by the Company, positively impacting future financial results.

CRITICAL ACCOUNTING POLICIES

Ameris has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America (“GAAP”) in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management which could have a material impact on the carrying values of assets and liabilities and the results of our operations. We believe the following accounting policies applied by Ameris represent critical accounting policies.

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2012, we had one non-covered loan that exceeded our in-house credit limit of $7.5 million. Total exposure resulting from this loan is $7.7 million. Additional disclosure concerning the Company’s largest loan relationships is provided below.

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

Fair Value Accounting Estimates

GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include impaired loans, OREO, and the net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, we determine fair values utilizing estimates, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management. At December 31, 2012, the percentage of the Company’s assets measured at fair value was 36%. See Note 19, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

We have recorded on our consolidated balance sheet net deferred tax liabilities of $9.5 million as of December 31, 2012. Deferred gains on FDIC-assisted transactions represent the Company’s largest deferred tax liability, totaling $17.3 million. Allowances for loan losses associated with loans where no loss has yet been recorded for tax purposes represent the Company’s largest deferred tax asset, totaling $8.3 million.

Long-Lived Assets, Including Intangibles

During 2010, the Bank recorded new goodwill totaling $956,000 related to the acquisition of TBC. No goodwill was expensed or amortized during 2012 or 2011 in accordance with GAAP. At December 31, 2012, the Company’s balance of intangible assets totaled $3.0 million and is being amortized over its previously determined useful life. During 2012, the Bank recorded new core deposit intangibles totaling $1.1 million in the acquisition of CBG. The Bank recorded new core deposit intangibles totaling $1.7 million related to the acquisitions of SCB, FBJ, TBC and DBT during 2010.

NET INCOME/(LOSS) AND EARNINGS PER SHARE

The Company’s net income available to common shareholders during 2012 was approximately $10.9 million, or $0.46 per diluted share, compared to $17.9 million, or $0.76 per diluted share, in 2011, and compared to a net loss available to common shareholders during 2010 of $7.2 million, or $0.35 per diluted share.

For the fourth quarter of 2012, the Company recorded net income available to common shareholders of approximately $3.6 million, or $0.15 per diluted share, compared to$322,000, or $0.01 per diluted share, for the quarter ended December 31, 2011, and $1.1 million, or $0.04 per diluted share, for the quarter ended December 31, 2010.

EARNING ASSETS AND LIABILITIES

Average earning assets in 2012 were almost unchanged at approximately $2.50 billion. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

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

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans	$1,975,863	$119,420	6.04%	$1,919,276	$129,044	6.72%	$1,686,162	$108,315	6.42%
Investment securities	369,734	10,241	2.77	338,736	12,277	3.62	259,652	11,691	4.50
Short-term assets	155,501	444	0.29	243,615	655	0.27	258,366	551	0.21

Total interest- earning assets	2,501,098	130,105	5.20	2,501,627	141,976	5.68	2,204,180	120,557	5.47

Non-interest earning assets	470,862			464,172			288,116

Total assets	$2,971,960			$2,965,799			$2,492,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,320,188	$4,556	0.35%	$1,233,346	$9,310	0.75%	$1,005,240	$10,601	1.05%
Time deposits	830,541	8,771	1.06	1,013,817	16,196	1.60	905,418	18,046	1.99
Other borrowings	26,563	155	0.58	22,275	168	0.75	28,368	186	0.66
FHLB advances	3,635	110	3.03	18,008	460	2.55	7,738	82	1.06
Subordinated deferrable interest debentures	42,269	1,482	3.51	42,269	1,413	3.34	42,269	879	2.08

Total interest-bearing liabilities	2,223,196	15,074	0.68	2,329,715	27,547	1.18	1,989,033	29,794	1.50

Demand deposits	447,111			344,021			242,533
Other liabilities	8,253			9,540			17,881
Stockholders’ equity	293,400			282,523			242,849

Total liabilities and stockholders’ equity	$2,971,960			$2,965,799			$2,492,296

Interest rate spread			4.52%			4.50%			3.97%

Net interest income		$115,031			$114,429			$90,763

Net interest margin			4.60%			4.57%			4.12%

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

2012 compared to 2011. For the year ended December 31, 2012, interest income was $129.5 million, a decrease of $11.6 million, or 8.2%, compared to the same period in 2011. Average earning assets of $2.50 billion for the year ended December 31, 2012 were relatively unchanged from December 31, 2011. Yield on average earning assets on a taxable equivalent basis decreased during 2012 to 5.20%, compared to 5.68% for the year ended December 31, 2011. However, lower yields on most earning assets have been offset by lower funding costs.

Interest expense on deposits and other borrowings for the year ended December 31, 2012 was $15.1 million, compared to $27.5 million for the year ended December 31, 2011. The Company’s funding mix continued to improve during 2012, leading to significant savings in cost of funds. During 2012, average non-interest bearing accounts amounted to $447.1 million and comprised 17.2% of average total deposits compared to $344.0 million, or 13.3% of average total deposits during 2011. Average balances of time deposits amounted to $830.5 million and comprised 32.0% of average total deposits during 2012 compared to $1.01 billion, or 39.1%, of average total deposits during 2011. This shift of balances from higher cost time deposits into non-interest bearing accounts helped reduce the cost of average interest-bearing liabilities from 1.18% in 2011 to 0.68% in 2012.

On a taxable-equivalent basis, net interest income for 2012 was $115.0 million compared to $114.4 million in 2011, an increase of $596,000, or 0.5%. The Company’s net interest margin, on a tax equivalent basis, increased to 4.60% for the year ended December 31, 2012, compared to 4.57% for the year ended December 31, 2011.

2011 compared to 2010. For the year ended December 31, 2011, interest income was $141.1 million, an increase of $22.0 million, or 18.5%, compared to the same period in 2010. Average earning assets increased $297.4 million, or 13.49%, to $2.50 billion for the year ended December 31, 2011, compared to $2.20 billion as of December 31, 2010. Yield on average earning assets on a taxable equivalent basis increased during 2011 to 5.68% compared to 5.47% for the year ended December 31, 2010. Higher yields on covered loans offset the lower yield on investment securities.

Interest expense on deposits and other borrowings for the year ended December 31, 2011 was $27.5 million, compared to $29.8 million for the year ended December 31, 2010. The Company’s funding mix improved during 2011, leading to significant savings in cost of funds. During 2011, average non-interest bearing accounts amounted to $344.0 million and comprised 13.3% of average total deposits compared to $242.5 million, or 11.3% of average total deposits during 2010. Average balances of time deposits amounted to $1.01 billion and comprised 39.1% of average total deposits during 2011 compared to $905.4 million, or 42.1%, of average total deposits during 2010. This shift of balances from higher cost time deposits into non-interest bearing accounts helped reduce the cost of average interest-bearing liabilities from 1.50% in 2010 to 1.18% in 2011.

On a taxable-equivalent basis, net interest income for 2011 was $114.4 million compared to $90.8 million in 2010, an increase of $23.7 million, or 26.1%. The Company’s net interest margin, on a tax equivalent basis, increased to 4.57% for the year ended December 31, 2011, compared to 4.11% for the year ended December 31, 2010.

	2012 vs. 2011			2011 vs. 2010
	Increase	Changes Due To		Increase	Changes Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume

Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$(9,624)	$(13,429)	$3,805	$20,729	$5,754	$14,975
Interest on securities:	(2,036)	(3,159)	1,123	586	(2,975)	3,561
Short-term assets	(211)	26	(237)	104	135	(31)

Total interest income	(11,871)	(16,562)	4,691	21,419	2,914	18,505

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	(4,754)	(5,410)	656	(1,291)	(3,697)	2,406
Interest on time deposits	(7,425)	(4,497)	(2,928)	(1,852)	(4,013)	2,161
Interest on other borrowings	(13)	(45)	32	(19)	21	(40)
Interest on FHLB advances	(350)	17	(367)	378	269	109
Interest on trust preferred securities	69	69	-	531	531	-

Total interest expense	(12,473)	(9,866)	(2,607)	(2,253)	(6,889)	4,636

Net interest income	$602	$(6,696)	$7,298	$23,672	$9,803	$13,869

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

The Company’s provision for loan losses during 2012 amounted to $31.1 million, compared to $32.7 million for 2011 and $50.5 million in 2010. Net charge-offs in 2012 were 2.76% of average loans, excluding the loans covered in the FDIC-loss sharing agreements, compared to 2.23% in 2011 and 3.33% in 2010.

At December 31, 2012, non-performing assets, excluding assets covered in the FDIC-loss sharing agreements, amounted to $78.7 million, or 2.61% of total assets, compared to 4.05% at December 31, 2011. Legacy other real estate was approximately $39.9 million as of December 31, 2012, reflecting a 14.6% decrease from the $46.7 million reported at December 31, 2011. The Company’s allowance for loan losses at December 31, 2012 was $23.6 million, or 1.63% of non-covered loans, compared to $35.2 million, or 2.64%, and $34.6 million, or 2.52%, at December 31, 2011 and 2010, respectively.

Non-Interest Income

Following is a comparison of non-interest income for 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Service charges on deposit accounts	$19,576	$18,081	$15,143
Mortgage banking activities	12,989	2,971	2,748
Other service charges, commissions and fees	1,431	1,247	805
Gain on sales of securities	322	238	200
Gain on acquisitions	20,037	26,867	14,651
Other income	3,519	3,403	1,701

	$57,874	$52,807	$35,248

2012 compared to 2011. Total non-interest income in 2012 was $57.9 million, compared to $52.8 million in 2011, an increase of $5.1 million. The majority of the increase in non-interest income relates to a $10.0 million increase in mortgage banking activity and a $1.5 million increase in service charges on deposit accounts, partially offset by the $6.8 million decrease in gains realized on the FDIC-assisted transactions. In determining the gain from these transactions, the Company evaluated the fair value of the assets acquired and the liabilities assumed. Because the Company’s bid to acquire the assets included discounts totaling $33.9 million in 2012 and because the anticipated losses were covered by loss-sharing agreements with the FDIC, Ameris determined that the fair value of the assets acquired exceeded the liabilities assumed.

Income from mortgage banking activities increased substantially during 2012, from $3.0 million in 2011 to $13.0 million in 2012. The Company’s efforts to grow the line of business through the addition of new producers and new services were successful. The Company anticipates continued growth in mortgage banking revenues due to recent recruiting efforts and further implementation of new services within the mortgage banking industry.

Service charges on deposit accounts increased 8.3% in 2012, from $18.1 million in 2011, to $19.6 million in 2012. This growth is the result of deposit growth from FDIC-assisted acquisitions, as well as strong internal growth in transaction accounts.

2011 compared to 2010. Total non-interest income in 2011 was $52.8 million compared to $35.2 million in 2010, an increase of $17.6 million. The majority of the increase in non-interest income is the $12.2 million increase in gains realized on the FDIC-assisted transactions. In determining the gain from these transactions, the Company evaluated the fair value of the assets acquired and the liabilities assumed. Because the Company’s bid to acquire the assets included discounts totaling $56.0 million in 2011 and because the anticipated losses were covered by loss-sharing agreements with the FDIC, Ameris determined that the fair value of the assets acquired exceeded the liabilities assumed.

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

Non-Interest Expense

Following is a comparison of non-interest expense for 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Salaries and employee benefits	$53,122	$40,210	$31,918
Equipment and occupancy	13,208	11,390	8,212
Amortization of intangible assets	1,360	1,011	999
Data processing and communication costs	10,683	10,315	7,644
Advertising and public relations	1,622	722	566
Postage & delivery	1,061	1,528	1,248
Printing & supplies	1,460	1,312	924
Legal fees	721	311	647
Other professional fees	1,925	1,493	1,116
Directors fees	475	19	150
FDIC assessments	1,489	4,537	5,133
OREO and problem loan expenses	22,416	22,448	16,412
Other expense	9,928	6,657	6,219

	$119,470	$101,953	$81,188

2012 compared to 2011. Operating expenses increased from $102.0 million in 2011 to $119.5 million in 2012. Expenses related to the Company’s growing mortgage banking business were $7.3 million during 2012 and account for 41.4% of the total increase in operating expenses. These expenses are included in the categories listed in the table above, such as salaries and employee benefits, equipment and occupancy and data processing and communication costs. Salaries and employee benefits increased 32.1% from $40.2 million in 2011 to $53.1 million in 2012. During 2012, the Company reinstated various employee and board benefits that had been suspended in prior years.

Equipment and occupancy expense increased 16.0% from $11.4 million in 2011 to $13.2 million in 2012. This increase is due to the growth in personnel and branch locations as a result of recent FDIC-assisted transactions, as well as the growth in the mortgage banking business. Advertising and public relations increased $900,000 during 2012, as the Company incurred these costs to support various revenue and growth strategies throughout the year. The $3.0 million decrease in FDIC assessments is due to a fourth quarter true-up of the prepaid FDIC insurance premiums.

During the fourth quarter of 2012, the Company announced a major restructuring effort aimed at reducing core operating expenses in future periods. These plans included lower headcount in both the retail bank and corporate functions and the closing of thirteen branches in 2013. The Company recorded $2.1 million in restructuring charges in the fourth quarter of 2012 related to these activities.

2011 compared to 2010. Operating expenses increased from $81.2 million in 2010 to $102.0 million in 2011. Salaries and employee benefits increased 26.0% from $31.9 million in 2010 to $40.2 million in 2011. Equipment and occupancy expense increased 38.7% from $8.2 million in 2010 to $11.4 million in 2011. Both of these increases are due to the growth in personnel and branch locations as a result of recent FDIC-assisted transactions. During the fourth quarter of 2010, the Company completed three acquisitions with assets totaling $658.1 million. Because these occurred late in 2010, the additional expense associated with these acquisitions, as well as the two acquisitions completed in July 2011, skew the growth in operating expenses. Expressed as a percentage of average assets, total operating expense net of credit related and non-recurring merger costs in 2011 was 2.62%, only a slight increase from 2.55% reported in 2010.

Data processing and telecommunications expense increased during 2011 to $10.3 million, an increase of 34.9% compared to the $7.6 million reported in 2010. During 2011, the Company had approximately $1.6 million of non-recurring charges associated with the conversion of core operating systems of acquired banks. Excluding these amounts, data processing expense would have increased a more reasonable $1.1 million, or 13.9%, during 2011.

Problem loan and OREO expenses increased $6.0 million in 2011, as the level of OREO and problem loans remained elevated throughout the year. Excluding credit related expenses, total operating expenses were $79.5 million for the year ended December 31, 2011, compared to $64.8 million for 2010.

Income Taxes

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2012, the Company recorded income tax expense of approximately $7.3 million, compared to $10.6 million recorded in 2011. This compares to an income tax benefit of $3.2 million for the year ended December 31, 2010. The Company’s effective tax rate was 34%, 33% and 44% for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s higher effective tax rate for 2010 was due to the impact of tax-exempt income compared to total taxable income for the year.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2012, approximately 82.2% of our loan portfolio was secured by real estate. The amount of legacy loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Commercial, financial & agricultural	$174,217	$142,960	$142,312	$169,280	$184,187
Real estate – construction & development	114,199	130,270	162,594	234,403	342,161
Real estate – commercial & farmland	732,322	672,765	683,974	749,029	718,821
Real estate – residential	346,480	330,727	344,830	380,080	395,372
Consumer installment loans	40,178	37,296	34,293	40,984	47,160
Other	43,239	18,068	6,754	10,583	8,076

	1,450,635	1,332,086	1,374,757	1,584,359	1,695,777
Less allowance for possible loan losses	23,593	35,156	34,576	35,762	39,652

Loans, net	$1,427,042	$1,296,930	$1,340,181	$1,548,597	$1,656,125

The following table provides additional disclosure on the various loan types comprising the subgroup “Real estate – commercial & farmland” at December 31, 2012 (in thousands):

	Outstanding Balance	Average Maturity (Months)	Average Rate	% non-accrual
Owner-Occupied	$297,406	40	5.98%	1.01%
Farmland	118,695	28	6.22%	0.51%
Apartments	54,039	43	5.64%	-
Hotels / Motels	29,352	34	5.51%	2.16%
Auto Dealers	7,129	20	5.48%	17.91%
Offices / Office Buildings	68,783	38	5.75%	4.29%
Strip Centers (Anchored & Non-Anchored)	39,040	40	5.27%	1.21%
Convenience Stores	5,383	24	6.28%	-
Retail Properties	63,420	33	5.91%	2.12%
Warehouse Properties	43,157	38	6.05%	3.21%
All Other	5,918	18	6.78%	2.41%

	$732,322	34	6.07%	1.62%

Assets Covered by Loss-Sharing Agreements with the FDIC - Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaling $507.7 million and $571.5 million at December 31, 2012 and 2011, respectively, are not included in the preceding table. OREO that is covered by the loss-sharing agreements with the FDIC totaled $88.3 million and $78.6 million at December 31, 2012 and 2011, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value at the respective acquisition dates. The FDIC loss-share receivable reported at December 31, 2012 and 2011 was $159.7 million and $242.4 million, respectively.

The Company recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. For the years ended December 31, 2012, 2011 and 2010, the Company recorded approximately $2.6 million, $2.4 million and $1.7 million, respectively, of provision for loan losses to account for decreases in estimated cash flows on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Covered loans are shown below according to loan type as of the end of the years shown (in thousands):

	2012	2011
Commercial, financial & agricultural	$32,606	$41,867
Real estate – construction & development	70,184	77,077
Real estate – commercial & farmland	278,506	321,257
Real estate – residential	125,056	127,644
Consumer installment loans	1,360	3,644

Total Covered Loans	$507,712	$571,489

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s stated in-house legal lending limit for a single loan is $7.5 million which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships are summarized below by type and compared to the Bank’s loan portfolio taken as a whole (in thousands):

	Balance	Average Rate	Average Maturity (months)	% unsecured	% in non- accrual status
Commercial, financial & agricultural	$14,690	4.89%	27	14.0%	-
Real estate – construction & development	2,011	4.90%	6	-	-
Real estate – commercial & farmland	105,961	4.98%	34	-	2.61%
Real estate – residential	1,745	5.52%	34	-	-

Total	$124,407	4.98%	31	1.7%	2.23%

Ameris Bank Loan Portfolio	$1,450,635	6.91%	32	1.5%	2.68%

Total legacy loans as of December 31, 2012 are shown in the following table according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)
Commercial, financial & agricultural	$77,648	$78,528	$18,041	$174,217
Real estate – construction & development	60,566	43,850	9,783	114,199
Real estate – commercial & farmland	177,591	396,137	158,594	732,322
Real estate – residential	86,207	149,653	110,620	346,480
Consumer installment loans	10,683	27,887	1,608	40,178
Other	43,239	-	-	43,239

	$455,934	$696,055	$298,646	$1,450,635

The following table summarizes loans at December 31, 2012, with maturity dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$742,077
Floating or adjustable interest rates	252,624

$994,701

Covered loans as of December 31, 2012, are shown below according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)
Covered loans	$260,962	$143,473	$103,277	$507,712

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

We have developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Senior Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of allowance. Many of the larger loans require an annual review by an independent loan officer and are often reviewed by independent third parties. As a result of these loan reviews, certain loans may be assigned specific allowance allocations. Other loans that surface as problem loans may also be assigned specific allowance allocations. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer as well as the Director of Internal Audit.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At December 31,
	2012		2011		2010		2009		2008
	(Dollars in Thousands)
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial, financial, and agricultural	$2,439	12%	$2,918	11%	$2,779	10%	$3,428	11%	$4,675	11%
R/E Commercial & Farmland	9,157	50	14,226	50	14,971	50	11,296	67	20,770	63
R/E Construction & Development	5,343	8	9,438	10	7,705	12	13,098	6	4,907	10

Total Commercial	16,939	70	26,582	71	25,455	72	27,822	84	30,352	84

R/E Residential	5,898	24	8,128	25	8,664	25	7,391	12	3,285	11
Consumer Installment	756	6	446	4	457	3	549	4	1,015	5
Unallocated	-	-	-	-	-	-	-	-	5,000	-

	$23,593	100%	$35,156	100%	$34,576	100%	$35,762	100%	$39,652	100%

The following table presents an analysis of our loan loss experience, excluding covered loans, for the periods indicated:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Average amount of non-covered loans outstanding	$1,393,012	$1,348,557	$1,448,662	$1,662,061	$1,667,483

Balance of allowance for possible loan losses at beginning of period	$35,156	$34,576	$35,762	$39,652	$27,640

Charge-offs:
Commercial real estate, financial and agricultural	(31,382)	(25,475)	(41,442)	(35,231)	(18,711)
Residential real estate	(8,722)	(5,399)	(10,091)	(10,859)	(4,514)
Consumer Installment	(1,059)	(749)	(1,090)	(1,041)	(1,115)
Recoveries:
Commercial real estate, financial and agricultural	679	1,593	2,097	742	733
Residential real estate	225	146	186	278	199
Consumer Installment	245	123	315	153	390

Net charge-offs	(40,014)	(29,761)	(50,025)	(45,958)	(23,018)

Additions to allowance charged to operating expenses	28,451	30,341	48,839	42,068	35,030

Balance of allowance for possible loan losses at end of period	$23,593	$35,156	$34,576	$35,762	$39,652

Ratio of net loan charge-offs to average non-covered loans	2.87%	2.21%	3.45%	2.77%	1.38%

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

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Commercial, financial & agricultural	$4,138	$3,987	$8,648	$4,774	$4,810
Real estate – construction & development	9,281	15,020	7,887	15,787	10,522
Real estate – commercial & farmland	11,962	35,385	55,170	67,172	44,235
Real estate – residential	12,595	15,498	6,376	6,965	4,730
Consumer installment loans	909	933	1,208	1,433	1,117

Total	$38,885	$70,823	$79,289	$96,131	$65,414

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	-	-	-	-	2

During 2008 and 2009, loans tied to the housing industry (Acquisition, Development and Construction loans) came under severe strain as housing prices fell sharply and sales activity slowed. Certain markets, where housing prices had risen sharply in recent years, suffered greater corrections than others. The Company’s exposure to certain housing related loans primarily in northern Florida and coastal Georgia and South Carolina resulted in deteriorating credit quality and caused most of the increase in non-accrual loans shown above. As the deterioration in the real estate market slowed and indications of recovery in these markets emerged during the second half of 2010, our levels of non-accrual loans have seen improvement.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of our Company to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments (principally interest-bearing deposits in banks) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. In addition, our Company maintains relationships with correspondent banks, including the FHLB and the Federal Reserve Bank of Atlanta, which could provide funds on short notice, if needed.

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 37.2% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan with the longest maturity, are usually made with five to fifteen year maturities, but with either a variable interest rate or a fixed rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2012, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2012
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Short-term assets	$193,677	$-	$-	$-	$193,677
Investment securities	1,475	3,236	24,712	317,486	346,909
Loans	247,454	241,111	708,642	302,214	1,499,421
Covered loans	126,038	135,240	143,157	103,277	507,712

	568,644	379,587	876,511	722,977	2,547,719

Interest-bearing liabilities:
Interest-bearing demand deposits	1,267,471	-	-	-	1,267,471
Savings	101,128	-	-	-	101,128
Time deposits	199,438	434,605	111,270	-	745,313
Short-term borrowings	50,120	-	-	-	50,120
Trust preferred securities	-	-	-	42,269	42,269

	1,618,157	434,605	111,270	42,269	2,206,301

Interest rate sensitivity gap	$(1,049,513)	$(55,018)	$765,241	$680,708	$341,418

Cumulative interest rate sensitivity gap	$(1,049,513)	$(1,104,531)	$(339,290)	$341,418

Interest rate sensitivity gap ratio	0.35	0.87	7.88	17.10

Cumulative interest rate sensitivity gap ratio	0.35	0.46	0.84	1.15

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
	2012	2011	2010
	(Dollars in Thousands)
U.S. Government sponsored agencies	$6,870	$14,937	$35,468
State, county and municipal securities	114,390	79,133	57,696
Corporate debt securities	10,328	11,401	10,786
Mortgage-backed securities	215,321	234,496	218,631

	$346,909	$339,967	$322,581

The amounts of securities available for sale in each category as of December 31, 2012 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal		Corporate debt		Mortgage-backed
	Amount	Yield(1)	Amount	Yield(1)(2)	Amount	Yield(1)	Amount	Yield (1)
	(Dollars in Thousands)
One year or less	$-	-%	$4,528	3.91%	$-	-%	$183	3.29%
After one year through five years	-	-	21,789	4.06	2,542	5.78	381	1.89
After five years through ten years	6,870	2.21	54,719	4.76	1,226	7.16	14,983	3.38
After ten years	-	-	33,354	4.87	6,560	6.53	199,774	1.93

	$6,870	2.21%	$114,390	4.63%	$10,328	6.42%	$215,321	2.03%

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

The Company’s methodology for determining whether other-than-temporary impairment losses exist include management considering (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade, the Company has the intent and ability to hold such securities until maturity and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2012.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below:

	Year Ended December 31,
	2012		2011
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$447,111	0.00%	$344,021	0.00%
NOW	610,399	0.26	592,043	0.63
Money Market	613,296	0.46	561,978	0.93
Savings	96,493	0.14	79,325	0.45
Time	830,541	1.06	1,013,817	1.60

Total deposits	$2,597,840	0.51%	$2,591,184	0.98%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2012, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(Dollars in Thousands)
Three months or less	$103,550
Three months to one year	240,368
One year or greater	67,880

Total	$411,798

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

The following is a summary of the commitments outstanding at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollars in Thousands)
Commitments to extend credit	$180,733	$132,700
Financial standby letters of credit	6,788	8,074

	$187,521	$140,774

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	(Dollars in Thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$26,563	0.58%	$22,275	0.75%	$28,368	0.66%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$50,120		$37,665		$68,184

The following table sets forth certain information about contractual cash obligations as of December 31, 2012.

	Payments Due After December 31, 2012
	Total	1 Year Or Less	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)
Time certificates of deposit	$745,313	$634,043	$95,889	$15,381	$-
Subordinated debentures	42,269	-	-	-	42,269

Total contractual cash obligations	$787,582	$634,043	$95,889	$15,381	$42,269

Our operating leases represent short-term obligations, normally with maturities of less than three years. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2012, we had immaterial amounts of binding commitments for capital expenditures.

CAPITAL ADEQUACY

Capital Purchase Program

On November 21, 2008, the Company elected to participate in the CPP established by the EESA. Accordingly, on such date, the Company issued and sold to the Treasury, for an aggregate cash purchase price of $52 million, (i) 52,000 “Preferred Shares” having a liquidation preference of $1,000 per share, and (ii) a ten-year “Warrant” to purchase up to 679,443 shares of Common Stock, at an exercise price of $11.48 per share. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering. On August 22, 2012, the Company repurchased the Warrant from the Treasury for $2.67 million, and in December 2012, the Company repurchased 24,000 of the outstanding Preferred Shares.

Cumulative dividends on the Preferred Shares that remain outstanding will accrue on the liquidation preference at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter, but such dividends will be paid only if, as and when declared by the Company’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock (and pari passu with the Company’s other authorized preferred stock, of which no shares are currently designated or outstanding) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Subject to the approval of the Federal Reserve, the Preferred Shares are redeemable at the option of the Company at 100% of their liquidation preference.

The Purchase Agreement pursuant to which the Preferred Shares and the Warrant were sold contains limitations on the payment of dividends on the Common Stock and on the Company’s ability to repurchase its Common Stock, and subjects the Company to certain of the executive compensation limitations included in the EESA and related regulations.

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2012, the Company’s capital decreased by $14.8 million, primarily due to the repurchase of 24,000 Preferred Shares for $24 million and the repurchase of the Warrant for $2.67 million, as partially offset by net income available to common shareholders of $10.9 million. Other capital related transactions, such as Common Stock issuances through the exercise of stock options and restricted stock account for only a small change in the capital of the Company. During 2011, the Company’s capital increased $20.4 million, primarily due to the amounts of net income available to common shareholders of $17.9 million and other comprehensive income of $1.1 million.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2012:

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Leverage capital
Consolidated	$309,415	10.34%	$119,660	4.00%	$189,755	6.34%
Ameris Bank	307,470	10.30	119,440	4.00	188,030	6.30
Risk-based capital:
Core capital
Consolidated	309,415	17.49	70,758	4.00	238,657	13.49
Ameris Bank	307,470	17.40	70,687	4.00	236,783	13.40
Total capital
Consolidated	331,545	18.74	141,516	8.00	190,029	10.74
Ameris Bank	329,578	18.65	141,374	8.00	188,204	10.65

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

	Quarters Ended December 31, 2012
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$32,539	$31,651	$33,007	$32,282
Interest expense	2,980	3,413	4,126	4,555

Net interest income	29,559	28,238	28,881	27,727
Provision for loan losses	4,442	6,540	7,225	12,882

Net interest income after provision for loan losses	25,117	21,698	21,656	14,845
Noninterest income	11,904	9,831	8,875	27,264
Noninterest expense	29,791	28,810	26,623	34,246

Income before income taxes	7,230	2,719	3,908	7,863
Income tax	2,558	816	1,413	2,498

Net income	4,672	1,903	2,495	5,365
Preferred stock dividends	1,118	827	817	815

Net income available to common stockholders	$3,554	$1,076	$1,678	$4,550

Per Share Data:
Net income – basic	0.15	0.05	0.07	0.19
Net income – diluted	0.15	0.04	0.07	0.19
Common Dividends (Cash)	-	-	-	-
Common Dividends (Stock)	-	-	-	-

	Quarters Ended December 31, 2011
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$38,223	$34,788	$35,923	$32,137
Interest expense	5,455	6,986	7,176	7,930

Net interest income	32,768	27,802	28,747	24,207
Provision for loan losses	9,019	7,552	9,115	7,043

Net interest income after provision for loan losses	23,749	20,250	19,632	17,164
Noninterest income	6,689	33,945	5,980	6,193
Noninterest expense	28,710	29,486	22,602	21,155

Income (loss) before income taxes	1,728	24,709	3,010	2,202
Income tax	587	8,249	896	824

Net income	1,141	16,460	2,114	1,378
Preferred stock dividends	819	817	807	798

Net income available to common stockholders	$322	$15,643	$1,307	$580

Per Share Data:
Net income – basic	0.01	0.67	0.06	0.02
Net income – diluted	0.01	0.66	0.06	0.02
Common Dividends (Cash)	—	—	—	—
Common Dividends (Stock)	—	—	—	—

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Operations – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income/(Loss) – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors,” “Board and Committee Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	539,819	$16.41	322,133

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets – December 31, 2012 and 2011;

(ii)	Consolidated Statements of Operations – Years ended December 31, 2012, 2011 and 2010;

(iii)	Consolidated Statements of Comprehensive Income/(Loss) – Years ended December 31, 2012, 2011 and 2010;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2012, 2011 and 2010;

(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010; and

(vi)	Notes to Consolidated Financial Statements.

(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 20 of the Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date: March 1, 2013	By: /s/ Edwin W. Hortman, Jr.
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

Date:	March 1, 2013	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	March 1, 2013	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

Date:	March 1, 2013	/s/ R. Dale Ezzell
R. Dale Ezzell, Director

Date:	March 1, 2013	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date:	March 1, 2013	/s/ Leo J. Hill
Leo J. Hill, Director

Date:	March 1, 2013	/s/ Daniel B. Jeter
Daniel B. Jeter, Director and Chairman of the Board

Date:	March 1, 2013	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date:	March 1, 2013	/s/ Brooks Sheldon
Brooks Sheldon, Director

Date:	March 1, 2013	/s/ Jimmy D. Veal
Jimmy D. Veal, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Assumption Agreement dated as of October 23, 2009 among the Federal Deposit Insurance Corporation, Receiver of American United Bank, Lawrenceville, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the SEC on March 15, 2010).

2.2	Purchase and Assumption Agreement dated as of November 6, 2009 among the Federal Deposit Insurance Corporation, Receiver of United Security Bank, Sparta, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 16, 2010).

2.3	Purchase and Assumption Agreement dated as of May 14, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of Satilla Community Bank, St. Marys, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 20, 2010).

2.4	Purchase and Assumption Agreement dated as of October 22, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of First Bank of Jacksonville, Jacksonville, Florida, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on October 27, 2010).

2.5	Purchase and Assumption Agreement dated as of November 12, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of Darby Bank & Trust Co., Vidalia, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 18, 2010).

2.6	Purchase and Assumption Agreement dated as of November 12, 2010 by and among the Federal Deposit Insurance Corporation, Receiver of Tifton Banking Company, Tifton, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 18, 2010).

2.7	Purchase and Assumption Agreement dated as of July 15, 2011 by and among the Federal Deposit Insurance Corporation, Receiver of High Trust Bank, Stockbridge, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 21, 2011).

2.8	Purchase and Assumption Agreement dated as of July 15, 2011 by and among the Federal Deposit Insurance Corporation, Receiver of One Georgia Bank, Atlanta, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 21, 2011).

2.9	Purchase and Assumption Agreement dated as of February 24, 2012 by and among the Federal Deposit Insurance Corporation, Receiver of Central Bank of Georgia, Ellaville, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 1, 2012).

2.10	Purchase and Assumption Agreement dated as of July 6, 2012 by and among the Federal Deposit Insurance Corporation, Receiver of Montgomery Bank and Trust, Ailey, Georgia, Ameris Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 12, 2012).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

Exhibit No.	Description

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Form 8-K filed with the SEC on June 1, 2011).

3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

4.1	Placement Agreement between Ameris Bancorp, Ameris Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. dated September 13, 2006 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and First Tennessee Bank National Association dated September 20, 2006 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Subscription Agreement between Ameris Bancorp, Ameris Statutory Trust I and TWE, Ltd. dated September 20, 2006 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.4	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.5	Amended and Restated Declaration of Trust between Ameris Bancorp, the Administrators of Ameris Statutory Trust I signatory thereto and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.6	Guarantee Agreement between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.7	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 issued to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

10.1	Deferred Compensation Agreement for Kenneth J. Hunnicutt dated December 16, 1986 (incorporated by reference to Exhibit 5.3 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

10.2	Executive Salary Continuation Agreement dated February 14, 1984 (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Annual Report on Form 10-KSB filed with the SEC on March 27, 1989).

10.3	Form of Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 25, 1998).

10.4	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 29, 2000).

10.5	Executive Employment Agreement with Jon S. Edwards dated as of July 1, 2003 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003).

10.6	Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 15, 2004).

10.7	Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003 (incorporated by reference to Exhibit 10.20 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 15, 2004).

Exhibit No.	Description

10.8	Amendment No. 1 to Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

10.9	Form of 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 18, 2005).

10.10	Executive Employment Agreement with Dennis J. Zember Jr. dated as of May 5, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the SEC on May 11, 2005).

10.11	Revolving Credit Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 20, 2005).

10.12	Security Agreement with SunTrust Bank dated as of December 14, 2005 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 20, 2005).

10.13	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.14	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.15	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.16	Executive Employment Agreement with C. Richard Sturm dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2007).

10.17	Letter Agreement, dated November 21, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Ameris Bancorp and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.18	Form of Senior Executive Officer Waiver, executed by each of Messrs. Edwin W. Hortman, Jr., Dennis J. Zember Jr., Jon S. Edwards, C. Johnson Hipp, III and Marc J. Bogan (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.19	Form of Executive Compensation Letter Agreement, executed by Ameris Bancorp and each of Messrs. Edwin W. Hortman, Jr., Dennis J. Zember Jr., Jon S. Edwards, C. Johnson Hipp, III and Marc J. Bogan (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 8-K filed with the SEC on November 21, 2008).

10.20	Second Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Edwin W. Hortman, Jr. (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.21	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Dennis J. Zember Jr. (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.22	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Jon S. Edwards (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.23	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and H. Richard Sturm (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.24	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Cindi H. Lewis (incorporated by reference to Exhibit 10.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.25	Executive Employment Agreement with Andrew B. Cheney, dated as of February 18, 2009 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 8-K filed with the SEC on February 23, 2009).

Exhibit No.	Description

10.26	Executive Employment Agreement with Thomas S. Limerick, dated as of June 26, 2012 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 8-K filed with the SEC on June 28, 2012).

10.27	Supplemental Executive Retirement Agreement with Edwin W. Hortman, Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.28	Supplemental Executive Retirement Agreement with Dennis J. Zember Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.29	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.30	Supplemental Executive Retirement Agreement with Cindi H. Lewis, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Porter Keadle Moore, LLC.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

101	The following financial statements from Ameris Bancorp’s Form 10-K for the year ended December 31, 2012, formatted as interactive data files in XBRL (eXtensible Business Reporting Language) (1):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Operations;
(iii)	Consolidated Statements of Comprehensive Income/(Loss);
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Notes to Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ameris Bancorp

Moultrie, Georgia

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and subsidiaries, (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ameris Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Atlanta, Georgia

February 22, 2013

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Porter Keadle Moore, LLC, the Company’s independent auditors, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-2.

/s/ Edwin W. Hortman, Jr.	/s/ Dennis J. Zember, Jr.
Edwin W. Hortman, Jr. President and Chief Executive Officer	Dennis J. Zember, Jr. Executive Vice President and Chief Financial Officer

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(Dollars in Thousands)

Assets	2012	2011

Cash and due from banks	$80,256	$65,528
Interest-bearing deposits in banks	193,677	200,527
Federal funds sold	-	28,515
Securities available for sale, at fair value	346,909	339,967
Other investments	6,832	9,878
Mortgage loans held for sale	48,786	11,563

Loans, net of unearned income	1,450,635	1,332,086
Covered loans	507,712	571,489
Less: allowance for loan losses	23,593	35,156

Loans, net	1,934,754	1,868,419

Other real estate owned	39,850	46,680
Covered other real estate owned	88,273	78,617

Total other real estate owned	128,123	125,297

FDIC loss-share receivable	159,724	242,394
Premises and equipment, net	75,983	73,124
Intangible assets, net	3,040	3,250
Goodwill	956	956
Cash value of bank owned life insurance	15,603	-
Other assets	24,409	24,889

	$3,019,052	$2,994,307

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$510,751	$395,347
Interest-bearing	2,113,912	2,196,219

Total deposits	2,624,663	2,591,566
Securities sold under agreements to repurchase	50,120	37,665
Other borrowings	-	20,000
Subordinated deferrable interest debentures	42,269	42,269
Other liabilities	22,983	9,037

Total liabilities	2,740,035	2,700,537

Commitments and contingencies

Stockholders’ equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 28,000 and 52,000 shares issued and outstanding	27,662	50,727
Common stock, par value $1; 100,000,000 shares authorized; 25,154,818 and 25,087,468 shares issued	25,155	25,087
Capital surplus	164,949	166,639
Retained earnings	65,710	54,852
Accumulated other comprehensive income, net of tax	6,607	7,296

	290,083	304,601
Less cost of 1,355,050 and 1,336,174 treasury shares acquired	(11,066)	(10,831)

Total stockholders’ equity	279,017	293,770

	$3,019,052	$2,994,307

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in Thousands)

	2012	2011	2010
Interest income
Interest and fees on loans	$119,310	$128,841	$107,484
Interest on taxable securities	8,250	10,254	9,821
Interest on nontaxable securities	1,475	1,321	1,215
Interest on deposits in other banks	434	617	462
Interest on federal funds sold	10	38	89

	129,479	141,071	119,071

Interest expense
Interest on deposits	13,327	25,506	28,647
Interest on other borrowings	1,747	2,041	1,147

	15,074	27,547	29,794

Net interest income	114,405	113,524	89,277
Provision for loan losses	31,089	32,729	50,521

Net interest income after provision for loan losses	83,316	80,795	38,756

Other income
Service charges on deposit accounts	19,576	18,081	15,143
Mortgage banking activity	12,989	2,971	2,748
Other service charges, commissions and fees	1,431	1,247	805
Gain on sales of securities	322	238	200
Gain on acquisitions	20,037	26,867	14,651
Other	3,519	3,403	1,701

	57,874	52,807	35,248

Other expenses
Salaries and employee benefits	53,122	40,210	31,918
Occupancy and equipment	13,208	11,390	8,212
Advertising and marketing	1,622	722	566
Amortization of intangible assets	1,359	1,011	999
Data processing and communications	10,683	10,315	7,644
Other	39,476	38,305	31,849

	119,470	101,953	81,188

Income (loss) before income taxes	21,720	31,649	(7,184)

Applicable income tax benefit/(expense)	(7,285)	(10,556)	3,195

Net income (loss)	$14,435	$21,093	$(3,989)

Preferred stock dividends	3,577	3,241	3,213

Net income (loss) available to common stockholders	$10,858	$17,852	$(7,202)

Basic income (loss) per share	$0.46	$0.76	$(0.35)

Diluted income (loss) per share	$0.46	$0.76	$(0.35)

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in Thousands)

	2012	2011	2010

Net income (loss)	$14,435	$21,093	$(3,989)

Other comprehensive income/(loss):
Net unrealized holding gains/(losses) arising during period on investment securities available for sale, net of tax (benefit) of $215, $2,574 and ($780)	399	4,781	(1,449)
Reclassification adjustment for gains on investment securities included in operations, net of tax of $113, $84 and $70	(209)	(154)	(130)
Net unrealized losses on cash flow hedge (interest rate floor) during the period, net of tax of $0, $301 and $296	-	(559)	(550)
Net unrealized gains (losses) on cash flow hedge (interest rate swap) during the period, net of tax (benefit) of ($474), ($1,602) and $588	(879)	(2,976)	1,093

Total other comprehensive income (loss)	(689)	1,092	(1,036)

Comprehensive income/(loss)	$13,746	$22,185	$(5,025)

See Notes to Consolidated Financial Statements.

AMERIS BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,

	2012		2011		2010

	Shares	Amount	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	52,000	$50,727	52,000	$50,121	52,000	$49,552
Repurchase of preferred stock	(24,000)	(24,000)	-	-	-	-
Accretion of fair value of warrant	-	935	-	606	-	569

Balance at end of period	28,000	$27,662	52,000	$50,727	52,000	$50,121
COMMON STOCK
Balance at beginning of period	25,087,468	25,087	24,982,911	24,983	15,379,131	$15,379
Issuance of common stock	-	-	-	-	9,473,125	9,473
Issuance of restricted shares	67,450	67	135,075	135	121,300	121
Cancellation of restricted shares	(500)	-	(34,150)	(34)	(8,500)	(8)
Proceeds from exercise of stock options	400	1	3,632	3	17,855	18

Balance at end of period	25,154,818	$25,155	25,087,468	$25,087	24,982,911	$24,983

CAPITAL SURPLUS
Balance at beginning of period		$166,639		$165,930		$89,389
Issuance of common stock		-		-		75,797
Repurchase of warrant		(2,670)		-		-
Stock-based compensation		1,044		785		724
Proceeds from exercise of stock options		2		25		132
Issuance of restricted shares		(67)		(135)		(121)
Cancellation of restricted shares		1		34		9

Balance at end of period		$164,949		$166,639		$165,930

RETAINED EARNINGS
Balance at beginning of period		$54,852		$37,000		$44,216
Net income (loss)		14,435		21,093		(3,989)
Dividends on preferred shares		(2,642)		(2,635)		(2,636)
Accretion of fair value warrant		(935)		(606)		(569)
Cash dividends on common shares		-		-		(22)

Balance at end of period		$65,710		$54,852		$37,000
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities:
Balance at beginning of period		$6,440		$1,813		$3,392
Change during period		190		4,627		(1,579)

Balance at end of period		$6,630		$6,440		$1,813
Unrealized gains on interest rate floors:
Balance at beginning of period		$-		$559		$1,109
Change during period		-		(559)		(550)

Balance at end of period		$-		$-		$559

Unrealized gain on interest rate swap:
Balance at beginning of period		$856		$3,832		$2,739
Change during period		(879)		(2,976)		1,093

Balance at end of period		$(23)		$856		$3,832

Balance at end of period		$6,607		$7,296		$6,204

TREASURY STOCK
Balance at beginning of period	1,336,174	$(10,831)	1,336,174	$(10,831)	1,334,224	$(10,812)
Purchase of treasury shares	18,876	(235)	-	-	1,950	(19)

Balance at end of period	1,355,050	$(11,066)	1,336,174	$(10,831)	1,336,174	$(10,831)

TOTAL STOCKHOLDERS’ EQUITY		$279,017		$293,770		$273,407

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in Thousands)

	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$14,435	$21,093	$(3,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,032	4,379	3,330
Amortization of intangible assets	1,359	1,011	999
Net gain on securities available for sale	(322)	(238)	(200)
Stock based compensation expense	1,044	785	724
Net (gain) loss on sale or disposal of premises and equipment	581	(167)	(388)
Net loss on sale of other real estate owned	8,951	14,598	7,956
Gain on acquisitions	(20,037)	(26,867)	(14,651)
Provision for loan losses	31,089	32,729	50,521
Provision for deferred taxes	2,525	8,050	(1,788)
(Increase)/decrease in interest receivable	1,102	457	(1,724)
Increase/(decrease) in interest payable	(1,708)	(1,608)	1,534
Increase/(decrease) in taxes payable	(5,941)	11,077	(45)
Net increase in mortgage loans held for sale	(37,223)	(11,563)	-
Decrease in prepaid FDIC assessments	1,314	4,289	4,709
Net other operating activities	30,038	(11,859)	(1,978)

Total adjustments	17,804	25,073	48,999

Net cash provided by operating activities	32,239	46,166	45,010

INVESTING ACTIVITIES, net of effects of business combinations
Decrease in interest-bearing deposits in banks	35,365	37,290	92,636
Purchases of securities available for sale	(146,847)	(143,654)	(52,780)
Proceeds from maturities of securities available for sale	151,199	87,938	91,648
Proceeds from sale of securities available for sale	29,240	89,345	6,662
Decrease in restricted equity securities, net	4,135	2,562	834
(Increase)/decrease in federal funds sold	-	30	(3,220)
(Increase)/decrease in loans, net	(47,367)	88,084	97,615
Purchase of premises and equipment	(9,065)	(12,023)	(5,061)
Proceeds from sale of premises and equipment	593	1,169	1,582
Purchase of bank owned life insurance	(15,506)	-	-
Proceeds from sale of other real estate owned	56,962	52,359	48,288
Decrease in FDIC indemnification asset	135,324	37,388	29,949
Net cash proceeds received from (paid for) FDIC-assisted acquisitions	220,516	38,017	(187,683)

Net cash provided by investing activities	414,549	278,505	120,470

FINANCING ACTIVITIES, net of effects of business combinations
Decrease in deposits	(384,638)	(255,848)	(255,160)
Increase/(decrease) in federal funds purchased and securities sold under agreements to repurchase	12,456	(30,519)	2,203
Repayment of other borrowings and debentures	(30,334)	(44,495)	(2,000)
Repurchase of warrant	(2,670)	-	-
Cash dividends on preferred stock	(2,642)	(2,635)	(2,636)
Cash dividends on common stock	-	-	(22)
Repurchase of preferred stock	(24,000)	-	-
Proceeds from issuance of common stock	-	-	85,270
Proceeds from exercise of stock options	3	28	150
Purchase of treasury shares	(235)	-	(19)

Net cash used in financing activities	(432,060)	(333,469)	(172,214)

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in Thousands)

	2012	2011	2010

Net increase (decrease) in cash and due from banks	14,728	(8,798)	(6,734)
Cash and due from banks at beginning of period	65,528	74,326	81,060

Cash and due from banks at end of period	$80,256	$65,528	$74,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the year for:
Interest	$16,782	$29,155	$28,260

Income taxes	$2,563	$(1,109)	$(1,171)

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$62,563	$65,515	$105,651

Assets acquired in business combinations	$450,056	$363,515	$742,394

Liabilities assumed in business combinations	$430,019	$336,648	$728,549

Change in unrealized gain (loss) on securities available for sale	$190	$4,627	$(1,579)

Change in unrealized loss on cash flow hedge (interest rate floor)	$-	$(559)	$(550)

Change in unrealized gain on cash flow hedge (interest rate swap)	$(879)	$(2,976)	$1,093

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

Indemnification assets are recognized when the seller contractually indemnifies, in whole or in part, the buyer for a particular uncertainty. The recognition and measurement of an indemnification asset is based on the related indemnified item. That is, the acquirer recognizes an indemnification asset at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item, subject to collectability or contractual limitations on the indemnified amount. Therefore, if the indemnification relates to an asset or a liability that is recognized at the acquisition date and measured at its acquisition-date fair value, the acquirer recognizes the indemnification asset at its acquisition-date fair value on the acquisition date. If an indemnification asset is measured at fair value, a separate valuation allowance is not necessary, because its fair value measurement will reflect any uncertainties in future cash flows. The loans purchased in FDIC-assisted transactions between 2009 and 2012 (American United Bank, United Security Bank, Satilla Community Bank, First Bank of Jacksonville, Tifton Banking Company, Darby Bank & Trust Co., High Trust Bank, One Georgia Bank and Central Bank of Georgia) are covered by loss-sharing agreements with the FDIC. The loans purchased in the FDIC-assisted transaction (pertaining to Montgomery Bank & Trust) in 2012 are not covered by loss-sharing agreements with the FDIC.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of the average daily required reserve was approximately $14.0 million and $12.2 million for the years ended 2012 and 2011, respectively.

Securities

The Company classifies its securities in one of three categories: (i) held to maturity, (ii) available for sale or (iii) trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2012 and 2011, all securities were classified as available for sale.

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

In determining whether other-than-temporary impairment losses exist, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company would be required to sell the security prior to its anticipated recovery or maturity.

Mortgage Loans Held-for-Sale

At December 31, 2012, mortgage loans held-for-sale are carried at the estimated fair value, as determined by outstanding commitments from third party investors in the secondary market. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Operation. At December 31, 2011, mortgage loans held-for-sale were carried at the lower of cost or estimated fair value and the cost of loans held-for-sale approximated fair value.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual test of impairment in the fourth quarter of each year.

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

Bank owned real estate includes land acquired directly by the Bank for its purpose and now held for sale at its fair value less estimated cost to sell. The carrying amount of bank owned real estate at December 31, 2012 and 2011 was $3.6 million. The Company does not hold any other real estate owned (“OREO”) for investment purposes.

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

Stock-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $1.0 million, $785,000 and $724,000 of stock-based compensation cost in 2012, 2011 and 2010, respectively.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Potential common shares consist of stock options and warrants for the years ended December 31, 2012, 2011 and 2010, and are determined using the treasury stock method.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

Net income (loss) available to common shareholders	$10,858	$17,852	$(7,202)

Weighted average number of common shares outstanding	23,816	23,446	21,969
Effect of dilutive restricted grants	-	63	-
Effect of dilutive options	41	29	-

Weighted average number of common shares outstanding used to calculate diluted earnings per share	23,857	23,538	21,969

For the year ended December 31, 2012 and 2011, the Company has excluded 418,000 and 414,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive. Additionally, due to the net loss reported for the year ending December 31, 2010, the Company has excluded 628,000 of potential common shares as these would have been anti-dilutive.

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

The Company’s current hedging strategies involve utilizing interest rate floors swaps as cash flow hedges. Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. The fair value of derivatives is recognized as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income.

The Company had a cash flow hedge with notional amount of $37.1 million at December 31, 2012 and 2011 for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate. The Company had cash flow hedges with notional amounts totaling $35.0 million at December 31, 2010 for the purpose of converting floating rate loans to a fixed rate. This cash flow hedge expired in August 2011. The fair value of these instruments amounted to approximately ($3.0 million) and ($2.0 million) as of December 31, 2012 and 2011, respectively, and was recorded as a liability. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

New Accounting Standards

ASU 2012-06 – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (“ASU 2012-06”). When an entity recognizes an indemnification asset and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs as a result of a change in the cash flows expected to be collected on the indemnified asset, ASU 2012-06 requires the entity to recognize the change in the measurement of the indemnification asset on the same basis as the indemnified assets. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. ASU 2012-06 is effective for fiscal years beginning on or after December 15, 2012 and early adoption is permitted. It is to be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. It is not expected to have a material effect on the Company’s results of operations, financial position or disclosures.

ASU 2011-04 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 generally represents clarifications of Topic 820, but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 was to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011 for public companies. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2011-05 - Amendments to Topic 220, Comprehensive Income (“ASU 2011-05”). ASU 2011-05 grants an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and was to be adopted retrospectively. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 grants an entity the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This conclusion can be used as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required in Topic 350. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

NOTE 2. ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

From October 2009 through July 2012, the Company has participated in ten FDIC-assisted acquisitions (the “acquisitions”) whereby the Company purchased certain failed institutions out of the FDIC’s receivership. These institutions include:

Bank Acquired	Location:	Branches:	Date Acquired

American United Bank (“AUB”)	Lawrenceville, Ga.	1	October 23, 2009
United Security Bank (“USB”)	Sparta, Ga.	2	November 6, 2009
Satilla Community Bank (“SCB”)	St. Marys, Ga.	1	May 14, 2010
First Bank of Jacksonville (“FBJ”)	Jacksonville, Fl.	2	October 22, 2010
Tifton Banking Company (“TBC”)	Tifton, Ga.	1	November 12, 2010
Darby Bank & Trust (“DBT”)	Vidalia, Ga.	7	November 12, 2010
High Trust Bank (“HTB”)	Stockbridge, Ga.	2	July 15, 2011
One Georgia Bank (“OGB”)	Atlanta, Ga.	1	July 15, 2011
Central Bank of Georgia (“CBG”)	Ellaville, Ga.	5	February 24, 2012
Montgomery Bank & Trust (“MBT”)	Ailey, Ga.	2	July 6, 2012

The following table summarizes the total assets purchased and liabilities assumed, as well as key elements of the purchase and assumption agreements between the FDIC and the Bank (in thousands):

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	CBG	MBT

Acquisition date	10/23/09	11/06/09	05/14/10	10/22/10	11/12/10	11/12/10	07/15/11	07/15/11	02/24/12	07/06/12

Assets, fair value	$120,994	$169,172	$84,342	$77,709	$132,036	$448,311	$197,463	$166,052	$293,189	$156,867
Deposits, fair value	$100,470	$141,094	$75,530	$71,869	$132,939	$386,958	$175,887	$136,101	$261,036	$156,699
Other borrowings	$7,802	$1,504	$-	$2,613	$-	$54,418	$-	$21,107	$10,334	$-

Discount bid	$19,645	$32,615	$14,395	$4,810	$3,973	$45,002	$33,500	$22,500	$33,900	$-
Deposit premium	$262	$228	$92	$-	$-	$-	$-	$-	$-	$-
Cash received/(paid)	$17,100	$24,200	$(35,657)	$8,117	$(10,251)	$(149,893)	$30,228	$(5,658)	$31,900	$138,740
Gain/(Goodwill)	$12,445	$26,121	$8,208	$2,385	$(956)	$4,211	$18,922	$7,945	$20,037	$-

FDIC loss sharing – Tranche 1
Cumulative Loss threshold	$38,000	$46,000	All losses	All losses	All losses	$131,772	All losses	All losses	All losses	n/a
Percentage retained by FDIC	80%	80%	80%	80%	80%	80%	80%	80%	80%	n/a

FDIC loss sharing – Tranche 2
Cumulative Loss threshold	$ >38,000	$ >46,000	n/a	n/a	n/a	$193,068	n/a	n/a	n/a	n/a
Percentage retained by FDIC	95%	95%	n/a	n/a	n/a	30%	n/a	n/a	n/a	n/a

FDIC loss sharing – Tranche 3
Cumulative Loss threshold	n/a	n/a	n/a	n/a	n/a	$ >193,068	n/a	n/a	n/a	n/a
Percentage retained by FDIC	n/a	n/a	n/a	n/a	n/a	80%	n/a	n/a	n/a	n/a

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands):

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	CBG	MBT

Assets acquired
Cash	$26,452	$41,490	$(33,093)	$10,669	$4,862	$(58,158)	$36,432	$1,585	$65,050	$155,466
Investment securities	10,242	8,335	10,814	7,343	7,060	105,562	14,770	28,891	39,920	-
Federal funds sold	-	2,605	12,661	5,690	-	-	-	5,070	-	-
Loans	56,482	83,646	68,751	40,454	92,568	261,340	84,732	74,843	124,782	1,218
Foreclosed property	2,165	8,069	2,012	1,816	3,472	22,026	10,272	7,242	6,177	-
FDIC loss share asset	24,200	21,640	22,400	11,307	22,807	112,404	49,485	45,488	52,654	-
Core deposit intangible	187	386	185	132	175	1,180	-	-	1,149	-
Other assets	1,266	3,001	612	298	1,092	3,957	1,772	2,933	3,457	183

Total assets acquired	$120,994	$169,172	$84,342	$77,709	$132,036	$448,311	$197,463	$166,052	$293,189	$156,867

Liabilities assumed
Deposits	$100,470	$141,094	$75,530	$71,869	$132,939	$386,958	$175,887	$136,101	$261,036	$156,699
FHLB advances	7,802	1,504	-	2,613	-	2,724	-	21,107	10,334	-
Other liabilities	277	453	604	842	53	54,418	2,654	899	1,782	168

Total liabilities assumed	$108,549	$143,051	$76,134	$75,324	$132,992	$444,100	$178,541	$158,107	$273,152	$156,867

Net assets acquired	$12,445	$26,121	$8,208	$2,385	$(956)	$4,211	$18,922	$7,945	$20,037	$-

The results of operations of HTB, OGB, CBG and MBT subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on December 31, 2011 and 2010, unadjusted for potential cost savings (in thousands).

	Year Ended December 31, Unaudited
	2012	2011
Net interest income and noninterest income	$176,262	$187,826
Net loss	$(10,233)	$(17,744)
Net loss available to common shareholders	$(13,810)	$(20,985)
Loss per common share available to common shareholders – basic and diluted	$(0.58)	$(0.90)

Average number shares outstanding, basic	23,816	23,446
Average number shares outstanding, diluted	23,857	23,538

The CBG acquisition resulted in a gain of $20.0 million, before tax, which is included in the Company’s December 31, 2012 consolidated statement of operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $7.0 million, resulting in an after-tax gain of $13.0 million during 2012. The MBT acquisition did not result in a gain or loss during 2012. The HTB and OGB acquisitions resulted in a gain of $26.9 million, before tax, which is included in the Company’s December 31, 2011 consolidated statement of operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $9.4 million, resulting in an after-tax gain of $17.5 million during 2011. The SCB, FBJ and DBT acquisitions resulted in a gain of $14.8 million, before tax, which is included in the Company’s December 31, 2010 consolidated statement of operations. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $5.2 million, resulting in an after-tax gain of $9.6 million during 2010. Based upon the acquisition date fair values of the net assets acquired, $956,000 of goodwill was recorded on the TBC acquisition in 2010.

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

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows increase, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. If the expected cash flows decrease, the Company records a provision for loan loss in its consolidated statement of operations.

Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected are as follows.

The covered loans with deterioration of credit quality on the respective acquisition dates are presented in the following table:

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	CBG	Total Loans with Deterioration of Credit Quality
	(Dollars in thousands)
Construction and development	$16,513	$16,086	$8,976	$4,821	$2,435	$21,800	$6,508	$4,783	$15,038	$96,960
Real estate secured	8,460	3,987	16,422	13,279	20,305	111,973	67,497	35,621	56,847	334,391
Commercial, industrial, agricultural	12,102	769	73	886	7,134	5,379	153	9,263	1,256	37,015
Consumer	2	633	—	252	99	666	58	253	273	2,236

	$37,077	$21,475	$25,471	$19,238	$29,973	$139,818	$74,216	$49,920	$73,414	$470,602

The covered loans without deterioration of credit quality on the respective acquisition dates are presented in the following table:
	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	CBG	Total Loans without Deterioration of Credit Quality
	(Dollars in thousands)
Construction and development	$991	$14,190	$7,824	$3,163	$4,513	$15,571	$53	$3,346	$5,507	$55,158
Real estate secured	3,583	37,100	33,160	17,040	34,056	91,097	9,423	19,716	32,751	277,926
Commercial, industrial, agricultural	14,393	6,135	1,568	526	22,260	11,891	242	1,471	6,288	64,774
Consumer	438	4,746	728	487	1,766	2,963	798	390	6,822	19,138

	$19,405	$62,171	$43,280	$21,216	$62,595	$121,522	$10,516	$24,923	$51,368	$416,996

The total covered loans on the respective acquisition dates are presented in the following table:
	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	CBG	Total Covered Loans
	(Dollars in thousands)
Construction and development	$17,504	$30,276	$16,800	$7,984	$6,948	$37,371	$6,561	$8,129	$20,545	$152,118
Real estate secured	12,043	41,087	49,582	30,319	54,361	203,070	76,920	55,337	89,598	612,317
Commercial, industrial, agricultural	26,495	6,904	1,641	1,412	29,394	17,270	395	10,734	7,544	101,789
Consumer	440	5,379	728	739	1,865	3,629	856	643	7,095	21,374

	$56,482	$83,646	$68,751	$40,454	$92,568	$261,340	$84,732	$74,843	$124,782	$887,598

The following table presents the loans receivable (in thousands) at the acquisition date for loans with deterioration in credit quality.

2012 Acquisitions:	CBG	MBT	Total

	(Dollars in thousands)
Contractually required principal payments receivable	$137,407	$-	$137,407
Non-accretable difference	53,603	-	53,603

Present value of cash flows expected to be collected	83,804	-	83,804
Accretable difference	10,390	-	10,390

Fair value of loans acquired with deterioration of credit quality	$73,414	$-	$73,414

2011 Acquisitions:	HTB	OGB	Total
	(Dollars in thousands)
Contractually required principal payments receivable	$136,928	$104,858	$241,786
Non-accretable difference	49,447	45,629	95,076

Present value of cash flows expected to be collected	87,481	59,229	146,710
Accretable difference	13,265	9,309	22,574

Fair value of loans acquired with deterioration of credit quality	$74,216	$49,920	$124,136

2010 Acquisitions:	SCB	FBJ	TBC	DBT	Total
	(Dollars in thousands)
Contractually required principal payments receivable	$49,864	$29,474	$51,908	$225,262	$356,508
Non-accretable difference	22,885	6,672	20,569	56,637	106,763

Present value of cash flows expected to be collected	26,979	22,802	31,339	168,625	249,745
Accretable difference	1,508	3,564	1,366	28,807	35,245

Fair value of loans acquired with deterioration of credit quality	$25,471	$19,238	$29,973	$139,818	$214,500

2009 Acquisitions:	AUB	USB	Total
	(Dollars in thousands)
Contractually required principal payments receivable	$65,438	$44,372	$109,810
Non-accretable difference	26,416	21,292	47,708

Present value of cash flows expected to be collected	39,022	23,080	62,102
Accretable difference	1,945	1,605	3,550

Fair value of loans acquired with deterioration of credit quality	$37,077	$21,475	$58,552

The following table summarizes components of all covered assets at December 31, 2012 and 2011 and their origin:

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of December 31, 2012:	(Dollars in thousands)

AUB	$27,169	$2,481	$-	$24,688	$10,636	$102	$10,534	$35,222	$2,905

USB	27,286	4,320	-	22,966	7,087	99	6,988	29,954	6,619

SCB	41,389	3,285	-	38,104	10,686	654	10,032	48,136	6,133

FBJ	32,574	6,204	27	26,343	3,260	526	2,734	29,077	6,589

DBT	169,527	41,631	207	127,689	30,395	2,160	28,235	155,924	47,012

TBC	46,796	4,979	173	41,644	11,089	1,381	9,708	51,352	8,073

HTB	90,602	16,072	52	74,478	13,980	4,954	9,026	83,504	20,020

OGB	81,908	17,127	136	64,645	9,168	4,078	5,090	69,735	16,871

CBG	124,200	36,884	161	87,155	9,046	3,120	5,926	93,081	45,502

Total	$641,451	$132,983	$756	$507,712	$105,347	$17,074	$88,273	$595,985	$159,724

As of December 31, 2011:

AUB	$34,242	$3,236	$-	$31,006	$11,100	$-	$11,100	$42,106	$7,271

USB	51,409	5,259	50	46,100	7,445	50	7,395	53,495	10,648

SCB	56,780	5,779	155	50,846	10,635	500	10,135	60,981	6,527

FBJ	40,106	7,473	92	32,541	2,370	641	1,729	34,270	8,551

DBT	260,883	68,757	703	191,423	28,947	2,763	26,184	217,607	105,528

TBC	79,586	14,358	331	64,897	8,441	1,274	7,167	72,064	18,628

HTB	110,899	28,024	73	82,802	20,132	10,171	9,961	92,763	48,289

OGB	105,285	33,221	190	71,874	12,615	7,669	4,946	76,820	36,952

Total	$739,190	$166,107	$1,594	$571,489	$101,685	$23,068	$78,617	$650,106	$242,394

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

Total Amounts	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$23,050	$22,031

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	$13,190	$11,940

Amounts reflected in the Company’s Statement of Operations	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$4,610	$4,406

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	$2,638	$2,388

A rollforward of acquired loans with deterioration of credit quality for the years ended December 31, 2012 and 2011 is shown below:

	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$307,790	$252,535
Change in estimate of cash flows, net of charge-offs or recoveries	(17,712)	(25,787)
Additions due to acquisitions	73,414	124,136
Other (loan payments, transfers, etc.)	(80,755)	(43,094)

Balance, end of year	$282,737	$307,790

A rollforward of acquired loans without deterioration of credit quality for the years ended December 31, 2012 and 2011 is shown below:

	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$266,966	$302,456
Change in estimate of cash flows, net of charge-offs or recoveries	1,376	(11,604)
Additions due to acquisitions	51,368	35,439
Other (loan payments, transfers, etc.)	(91,108)	(59,325)

Balance, end of year	$228,602	$266,966

The following is a summary of changes in the accretable discounts of acquired loans during the years ended December 31, 2012 and 2011:

	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$29,537	$37,383
Additions due to acquisitions	9,863	24,094
Accretion	(45,752)	(36,519)
Other activity, net	23,050	4,579

Balance, end of year	$16,698	$29,537

The loss-sharing agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair values of $52.7 million and $95.0 million on the 2012 and 2011 acquisition dates, respectively. Changes in the FDIC loss-share receivable are as follows:

	For the Years Ended December 31,
	2012	2011
	(Dollars in Thousands)

Beginning balance	$242,394	$177,187

Indemnification asset recorded in acquisitions	52,654	94,973
Payments received from FDIC	(128,730)	(36,813)
Effect of change in expected cash flows on covered assets	(6,594)	7,047

Ending balance	$159,724	$242,394

NOTE 3. SECURITIES

The amortized cost and estimated fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)

December 31, 2012:
U.S. Government sponsored agencies	$6,605	$271	$(6)	$6,870
State, county and municipal securities	109,736	4,864	(210)	114,390
Corporate debt securities	10,545	330	(547)	10,328
Mortgage-backed securities	209,824	5,701	(204)	215,321

Total debt securities	$336,710	$11,166	$(967)	$346,909

December 31, 2011:
U.S. Government sponsored agencies	$14,670	$267	$-	$14,937
State, county and municipal securities	75,665	3,558	(90)	79,133
Corporate debt securities	11,640	167	(406)	11,401
Mortgage-backed securities	228,085	6,559	(148)	234,496

Total debt securities	$330,060	$10,551	$(644)	$339,967

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2012:
U. S. Government sponsored agencies	$4,994	$(6)	$-	$-	$4,994	$(6)
State, county and municipal securities	15,595	(199)	505	(11)	16,100	(210)
Corporate debt securities	-	-	4,560	(547)	4,560	(547)
Mortgage-backed securities	23,951	(181)	3,617	(23)	27,568	(204)

Total temporarily impaired securities	$44,540	$(386)	$8,682	$(581)	$53,222	$(967)

December 31, 2011:
U. S. Government sponsored agencies	$-	$-	$-	$-	$-	$-
State, county and municipal securities	10,134	(90)	-	-	10,134	(90)
Corporate debt securities	100	-	6,681	(406)	6,781	(406)
Mortgage-backed securities	20,929	(148)	-	-	20,929	(148)

Total temporarily impaired securities	$31,163	$(238)	$6,681	$(406)	$37,844	$(644)

Additional information concerning the Company’s investments in corporate debt securities is included in the following table.

Class	Amortized Cost	Estimated Fair Value	Average Maturity (years)	Average Book Yield
	(Dollars in Thousands)
Subordinated debt	$3,438	$3,768	3.8	6.16%
Preferred securities	7,107	6,560	16.9	6.61%

Total	$10,545	$10,328	12.6	6.46%

During 2012 and 2011, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities, except for one security that began deferring interest during the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2012 or 2011.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2012, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at December 31, 2012, these investments are not considered impaired on an other-than-temporary basis.

At December 31, 2012 and 2011, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2012, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$4,499	$4,528
Due from one year to five years	23,499	24,331
Due from five to ten years	59,376	62,815
Due after ten years	39,512	39,914
Mortgage-backed securities	209,824	215,321

	$336,710	$346,909

Securities with a carrying value of approximately $240.5 million and $216.6 million at December 31, 2012 and 2011, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2012	2011	2010
	(Dollars in Thousands)

Gross gains on sales of securities	$420	$1,401	$201
Gross losses on sales of securities	(98)	(1,163)	(1)

Net realized gains on sales of securities available for sale	$322	$238	$200

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

	December 31,
	2012	2011
	(Dollars in Thousands)
Commercial, financial & agricultural	$174,217	$142,960
Real estate – construction & development	114,199	130,270
Real estate – commercial & farmland	732,322	672,765
Real estate – residential	346,480	330,727
Consumer installment	40,178	37,296
Other	43,239	18,068

	1,450,635	1,332,086
Allowance for loan losses	23,593	35,156

Loans, net	$1,427,042	$1,296,930

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $507.7 million and $571.5 million at December 31, 2012 and 2011, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the years shown:

	2012	2011
	(Dollars in Thousands)
Commercial, financial & agricultural	$32,606	$41,867
Real estate – construction & development	70,184	77,077
Real estate – commercial & farmland	278,506	321,257
Real estate – residential	125,056	127,644
Consumer installment loans	1,360	3,644

	$507,712	$571,489

Nonaccrual and Past Due Loans

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as non-accrual is recognized when received. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. Non-covered loans on nonaccrual status amounted to approximately $38.9 million, $70.8 million and $79.3 million at December 31, 2012, 2011 and 2010, respectively.

The following table presents an analysis of non-covered loans accounted for on a nonaccrual basis:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Commercial, financial & agricultural	$4,138	$3,987	$8,648	$4,774	$4,810
Real estate – construction & development	9,281	15,020	7,887	15,787	10,522
Real estate – commercial & farmland	11,962	35,385	55,170	67,172	44,235
Real estate – residential	12,595	15,498	6,376	6,965	4,730
Consumer installment loans	909	933	1,208	1,433	1,117

Total	$38,885	$70,823	$79,289	$96,131	$65,414

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Commercial, financial & agricultural	$10,765	$11,952	$5,756	$1,398	$-
Real estate – construction & development	20,027	30,977	25,810	9,155	-
Real estate – commercial & farmland	55,946	75,458	29,519	8,109	-
Real estate – residential	28,672	41,139	25,946	4,602	-
Consumer installment loans	302	473	1,122	2,527	-

Total	$115,712	$159,999	$88,153	$25,791	$-

The following table presents an analysis of non-covered past due loans as of December 31, 2012 and 2011.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$258	$312	$3,969	$4,539	$169,678	$174,217	$-
Real estate – construction & development	347	332	8,969	9,648	104,551	114,199	-
Real estate – commercial & farmland	2,867	2,296	9,544	14,707	717,615	732,322	-
Real estate – residential	7,651	2,766	10,990	21,407	325,073	346,480	-
Consumer installment loans	702	391	815	1,908	38,270	40,178	-
Other	-	-	-	-	43,239	43,239	-

Total	$11,825	$6,097	$34,287	$52,209	$1,398,426	$1,450,635	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$1,103	$705	$3,975	$5,783	$137,177	$142,960	$-
Real estate – construction & development	2,395	1,507	13,608	17,510	112,760	130,270	-
Real estate – commercial & farmland	6,686	7,071	32,953	46,710	626,055	672,765	-
Real estate – residential	5,229	4,995	12,874	23,098	307,629	330,727	-
Consumer installment loans	963	305	725	1,993	35,303	37,296	-
Other	-	-	-	-	18,068	18,068	-

Total	$16,376	$14,583	$64,135	$95,094	$1,236,992	$1,332,086	$-

The following table presents an analysis of covered past due loans as of December 31, 2012 and 2011:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2012:
Commercial, financial & agricultural	$2,390	$1,105	$10,612	$14,107	$18,499	$32,606	$98
Real estate – construction & development	1,584	2,592	19,656	23,832	46,352	70,184	1,077
Real estate – commercial & farmland	11,451	7,373	52,570	71,394	207,112	278,506	1,347
Real estate – residential	6,066	3,396	24,976	34,438	90,618	125,056	779
Consumer installment loans	45	13	258	316	1,044	1,360	-

Total	$21,536	$14,479	$108,072	$144,087	$363,625	$507,712	$3,301

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$968	$4,297	$11,253	$16,518	$25,349	$41,867	$-
Real estate – construction & development	2,444	1,318	27,867	31,629	45,448	77,077	-
Real estate – commercial & farmland	18,282	8,544	64,091	90,917	230,340	321,257	165
Real estate – residential	3,485	1,493	35,950	40,928	86,716	127,644	290
Consumer installment loans	127	270	440	837	2,807	3,644	-

Total	$25,306	$15,922	$139,601	$180,829	$390,660	$571,489	$455

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

The following is a summary of information pertaining to non-covered impaired loans:

	As of and For the Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Nonaccrual loans	$38,885	$70,823	$79,289
Troubled debt restructurings not included above	18,744	17,951	21,972

Total impaired loans	$57,629	$88,774	$101,261

Impaired loans not requiring a related allowance	$-	$-	$-

Impaired loans requiring a related allowance	$57,629	$88,774	$101,261

Allowance related to impaired loans	$5,115	$18,478	$16,688

Average investment in impaired loans	$70,209	$88,320	$103,776

Interest income recognized on impaired loans	$495	$637	$545

Foregone interest income on impaired loans	$718	$613	$3,828

The following table presents an analysis of information pertaining to non-covered impaired loans as of December 31, 2012 and 2011.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$8,024	$-	$4,940	$4,940	$743	$4,968
Real estate – construction & development	20,316	-	11,016	11,016	910	11,706
Real estate – commercial & farmland	25,076	-	20,910	20,910	2,191	30,638
Real estate – residential	24,155	-	19,848	19,848	1,246	21,813
Consumer installment loans	1,187	-	915	915	25	1,084

Total	$78,758	$-	$57,629	$57,629	$5,115	$70,209

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$9,592	$-	$5,110	$5,110	$1,366	$5,700
Real estate – construction & development	21,893	-	15,672	15,672	4,053	18,667
Real estate – commercial & farmland	48,688	-	45,006	45,006	8,331	42,192
Real estate – residential	25,309	-	22,053	22,053	4,499	21,081
Consumer installment loans	1,056	-	933	933	229	680

Total	$106,538	$-	$88,774	$88,774	$18,478	$88,320

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Nonaccrual loans	$115,712	$159,999	$88,153
Troubled debt restructurings not included above	19,194	19,884	169

Total impaired loans	$134,906	$179,883	$88,322

Impaired loans not requiring a related allowance	$134,906	$179,883	$88,322

Impaired loans requiring a related allowance	$-	$-	$-

Allowance related to impaired loans	$-	$-	$-

Average investment in impaired loans	$163,825	$138,950	$44,184

Interest income recognized on impaired loans	$849	$526	$6

Foregone interest income on impaired loans	$491	$202	$1,251

The following table presents an analysis of information pertaining to covered impaired loans as of December 31, 2012 and 2011.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$15,888	$10,802	$-	$10,802	$-	$12,506
Real estate – construction & development	30,979	23,236	-	23,236	-	29,970
Real estate – commercial & farmland	84,124	64,231	-	64,231	-	78,790
Real estate – residential	45,464	36,335	-	36,335	-	42,061
Consumer installment loans	373	302	-	302	-	498

Total	$176,828	$134,906	$-	$134,906	$-	$163,825

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2011:
Commercial, financial & agricultural	$21,352	$12,027	$-	$12,027	$-	$10,210
Real estate – construction & development	47,005	34,363	-	34,363	-	30,610
Real estate – commercial & farmland	106,953	84,740	-	84,740	-	56,607
Real estate – residential	68,411	48,280	-	48,280	-	40,675
Consumer installment loans	623	473	-	473	-	848

Total	$244,344	$179,883	$-	$179,883	$-	$138,950

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

The following table presents the non-covered loan portfolio by risk grade as of December 31, 2012 and 2011.

As of December 31, 2012:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$24,623	$-	$309	$464	$7,597	$-	$32,993
15	11,316	4,373	147,966	71,254	1,591	-	236,500
20	79,522	31,413	351,997	114,418	21,361	43,239	641,950
23	42	8,521	9,012	13,788	70	-	31,433
25	49,071	52,577	176,395	113,591	7,576	-	399,210
30	2,343	3,394	19,401	9,672	488	-	35,298
40	7,200	13,765	27,242	23,292	1,495	-	72,994
50	100	156	-	1	-	-	257
60	-	-	-	-	-	-	-

Total	$174,217	$114,199	$732,322	$346,480	$40,178	$43,239	$1,450,635

As of December 31, 2011:
Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$17,213	$20	$235	$252	$6,210	$-	$23,930
15	15,379	5,391	151,068	88,586	1,065	-	261,489
20	60,631	32,654	272,241	80,989	20,781	18,068	485,364
23	32	7,994	10,679	10,997	28	-	29,730
25	42,815	62,029	163,554	110,786	7,181	-	386,365
30	2,509	2,027	21,490	15,001	557	-	41,584
40	4,258	19,864	53,498	23,867	1,460	-	102,947
50	123	291	-	249	14	-	677
60	-	-	-	-	-	-	-

Total	$142,960	$130,270	$672,765	$330,727	$37,296	$18,068	$1,332,086

The following table presents the covered loan portfolio by risk grade as of December 31, 2012 and 2011.

As of December 31, 2012:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	39	1,640	644	-	-	2,323
20	3,997	12,194	37,098	31,337	292	-	84,918
23	28	1,174	9,576	2,052	-	-	12,830
25	10,013	19,216	114,849	40,194	558	-	184,830
30	4,294	7,214	38,665	11,883	50	-	62,106
40	14,274	30,347	76,678	38,946	460	-	160,705
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-

Total	$32,606	$70,184	$278,506	$125,056	$1,360	$-	$507,712

As of December 31, 2011:
Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$442	$-	$-	$1,329	$768	$-	$2,539
15	29	52	1,755	586	14	-	2,436
20	4,807	5,751	26,211	19,216	687	-	56,672
23	-	1,177	3,262	1,038	-	-	5,477
25	15,531	21,142	137,981	43,606	1,308	-	219,568
30	5,882	10,654	49,642	12,374	172	-	78,724
40	15,176	38,273	102,406	49,495	695	-	206,045
50	-	28	-	-	-	-	28
60	-	-	-	-	-	-	-

Total	$41,867	$77,077	$321,257	$127,644	$3,644	$-	$571,489

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2012 and 2011 totaling $40.3 million and $37.2 million, respectively, under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

The following table presents the amount of troubled debt restructurings by loan class, classified separately as accrual and non-accrual at December 31, 2012 and 2011.

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$802	-	$-
Real estate – construction & development	5	1,735	-	-
Real estate – commercial & farmland	16	8,947	3	4,149
Real estate – residential	28	7,254	2	1,022
Consumer installment	1	6	-	-

Total	55	$18,744	5	$5,171

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	6	$1,774	5	$2,122
Real estate – commercial & farmland	14	9,622	2	4,737
Real estate – residential	19	6,555	4	1,296

Total	39	$17,951	11	$8,155

The following table presents the amount of troubled debt restructurings by loan class, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at December 31, 2012 and 2011.

As of December 31, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$802	-	$-
Real estate – construction & development	5	1,735	-	-
Real estate – commercial & farmland	16	8,947	3	4,149
Real estate – residential	28	7,254	2	1,022
Consumer installment	-	-	1	6

Total	54	$18,738	6	$5,177

As of December 31, 2011	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	7	$2,897	4	$999
Real estate – commercial & farmland	15	11,695	1	2,664
Real estate – residential	20	6,862	3	989

Total	42	$21,454	8	$4,652

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at December 31, 2012 and 2011.

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$1,873	-	$-
Forgiveness of Principal	3	1,518	1	372
Payment Modification Only	2	376	-	-
Rate Reduction Only	11	7,075	1	177
Rate Reduction, Forbearance of Interest	18	4,061	2	3,420
Rate Reduction, Forbearance of Principal	18	3,798	-	-
Rate Reduction, Payment Modification	1	43	1	1,202

Total	55	$18,744	5	$5,171

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$311	-	$-
Forgiveness of Principal	2	902	1	136
Payment Modification Only	1	92	1	307
Rate Reduction Only	7	4,192	4	1,145
Rate Reduction, Forbearance of Interest	14	9,347	-	-
Rate Reduction, Forbearance of Principal	14	3,107	1	1,123
Rate Reduction, Payment Modification	-	-	4	5,444

Total	39	$17,951	11	$8,155

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at December 31, 2012 and 2011.

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,692	1	$177
Raw Land	2	1,337	-	-
Hotel & Motel	3	2,318	-	-
Office	4	2,105	1	2,770
Retail, including Strip Centers	6	2,833	1	1,202
1-4 Family Residential	31	7,651	2	1,022
Life Insurance Policy	1	250	-	-
Automobile/Equipment/Inventory	4	508	-	-
Unsecured	1	50	-	-

Total	55	$18,744	5	$5,171

As of December 31, 2011	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$1,347	-	$-
Raw Land	3	1,549	2	618
Hotel & Motel	1	503	1	2,072
Office	3	1,077	-	-
Retail, including Strip Centers	9	6,694	1	2,665
1-4 Family Residential	22	6,781	7	2,800

Total	39	$17,951	11	$8,155

As of December 31, 2012 and 2011, the Company had a balance of $23.9 million and $26.1 million, respectively, in troubled debt restructurings. The Company has recorded $1.9 million and $1.7 million in previous charge-offs on such loans at December 31, 2012 and 2011, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $640,000 and $2.7 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Company policy prohibits loans to executive officers. Changes in related party loans are summarized as follows:

	December 31,
	2012	2011
	(Dollars in Thousands)
Balance, beginning of year	$6,922	$7,618
Advances	717	5,374
Repayments	(1,041)	(6,070)
Transactions due to changes in related parties	(5,206)	-

Balance, end of year	$1,392	$6,922

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

During 2012, 2011 and 2010, the Company recorded provision for loan loss expense of $2.6 million, $2.4 million and $1.7 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Operations.

The following table details activity in the allowance for loan losses by non-covered portfolio segment for the years ended December 31, 2012, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	815	5,245	15,000	6,267	1,124	28,451
Loans charged off	(1,451)	(9,380)	(20,551)	(8,722)	(1,059)	(41,163)
Recoveries of loans previously charged off	157	40	482	225	245	1,149

Balance, December 31, 2012	$2,439	$5,343	$9,157	$5,898	$756	$23,593

Period-end amount allocated to:
Loans individually evaluated for impairment	$659	$611	$2,228	$1,056	$-	$4,554
Loans collectively evaluated for impairment	1,780	4,732	6,929	4,842	756	19,039

Ending balance	$2,439	$5,343	$9,157	$5,898	$756	$23,593

Loans:
Individually evaluated for impairment	$3,351	$7,617	$21,332	$13,020	$-	$45,320
Collectively evaluated for impairment	170,866	106,582	710,990	333,460	83,417	1,405,315

Ending balance	$174,217	$114,199	$732,322	$346,480	$83,417	$1,450,635

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	5,772	11,354	7,883	4,717	615	30,341
Loans charged off	(5,807)	(10,988)	(8,680)	(5,399)	(749)	(31,623)
Recoveries of loans previously charged off	174	1,367	52	146	123	1,862

Balance, December 31, 2011	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Period-end amount allocated to:
Loans individually evaluated for impairment	$766	$3,478	$8,152	$3,567	$3	$15,966
Loans collectively evaluated for impairment	2,152	5,960	6,074	4,561	443	19,190

Ending balance	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Loans:
Individually evaluated for impairment	$2,831	$13,561	$45,084	$16,080	$17	$77,573
Collectively evaluated for impairment	140,129	116,709	627,681	314,647	55,347	1,254,513

Ending balance	$142,960	$130,270	$672,765	$330,727	$55,364	$1,332,086

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2010	$3,428	$13,098	$11,296	$7,391	$549	$35,762
Provision for loan losses	4,265	13,776	18,937	11,178	683	48,839
Loans charged off	(5,481)	(19,853)	(16,108)	(10,091)	(1,090)	(52,623)
Recoveries of loans previously charged off	567	684	846	186	315	2,598

Balance, December 31, 2010	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Period-end amount allocated to:
Loans individually evaluated for impairment	$677	$3,554	$6,300	$2,554	$—	$13,085
Loans collectively evaluated for impairment	2,102	4,151	8,671	6,110	457	21,491

Ending balance	$2,779	$7,705	$14,971	$8,664	$457	$34,576

Loans:
Individually evaluated for impairment	$3,930	$22,838	$50,179	$14,740	$—	$91,687
Collectively evaluated for impairment	138,382	139,756	633,795	330,090	41,047	1,283,070

Ending balance	$142,312	$162,594	$683,974	$344,830	$41,047	$1,374,757

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2012	2011
	(Dollars in Thousands)

Land	$25,489	$24,885
Buildings	55,115	53,315
Furniture and equipment	31,250	32,072
Construction in progress	816	235

	112,670	110,507
Accumulated depreciation	(36,687)	(37,383)

	$75,983	$73,124

Estimated costs to complete construction projects in progress were less than $1 million at December 31, 2012 and 2011. Depreciation expense was approximately $5.3 million, $4.5 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Leases

The Company has a non-cancellable operating lease on its operations center with a former Chairman of the Board. The lease has an initial term of three years with one two-year renewal option.

The Company has various operating leases with unrelated parties on 12 banking offices and seven mortgage offices. Generally, these leases are on smaller locations with initial lease terms under ten years with up to two renewal options.

Rental expense amounted to approximately $1,708,000, $1,697,000 and $880,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows:

2013	$1,102,835
2014	967,755
2015	705,056
2016	421,167
2017	311,799
Thereafter	107,198

$3,615,810

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The Company recorded a core deposit intangible asset of $1,149,000 associated with the acquisitions of CBG and MBT during 2012 and recorded a core deposit intangible of $1,672,000 associated with the acquisitions of SCB, FBJ, DBT and TBC during 2010. The Company did not record a core deposit intangible asset during 2011 associated with the acquisitions of OGB and HTB. During the fourth quarter of 2010, the Company recorded $956,000 of goodwill on the TBC transaction. The amortization period used for core deposit intangibles ranges from three to 10 years. Following is a summary of information related to acquired intangible assets:

	As of December 31, 2012		As of December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in Thousands)

Amortized intangible assets - core deposit premiums	$17,824	$14,784	$16,675	$13,425

The aggregate amortization expense for intangible assets was approximately $1,359,000, $1,011,000 and $999,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2013	$1,414
2014	906
2015	720

$3,040

NOTE 7. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 was $411.8 million and $517.8 million, respectively. The scheduled maturities of time deposits at December 31, 2012 are as follows:

(Dollars in Thousands)

2013	$634,043
2014	66,628
2015	29,261
2016	5,039
2017	10,342

$745,313

The Company had brokered deposits of approximately $27.8 million and $67.9 million at December 31, 2012 and 2011, respectively. The scheduled maturities of brokered deposits at December 31, 2012 and their weighted average costs are as follows:

	Balance	Average Cost
	(Dollars in Thousands)
2013	$21,799	3.29%
2014	5,970	3.00

	$27,769	3.23%

NOTE 8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2012 and 2011 were $50.1 million and $37.7 million, respectively.

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

Due to financial performance and general economic conditions, the Company reduced contributions to the plan and there was not an expense recorded under the plan in 2011 and 2010. The aggregate expense under the plan charged to operations during 2012 amounted to $571,000.

NOTE 10. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund this liability. The cash surrender value of the life insurance was $15.6 million at December 31, 2012. Accrued deferred compensation of $1,037,000 and $833,000 at December 31, 2012 and 2011, respectively, is included in other liabilities. Aggregate compensation expense under the plans was $364,000 for 2012 and $95,000 per year for 2011 and 2010, which is included in salaries and employee benefits.

NOTE 11. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2012	2011
	(Dollars in Thousands)

Convertible advances from Federal Home Loan Bank due at various dates through March 2013 with an effective weighted-average rate of 1.05%.	$-	$7,953
Fixed rate advances from Federal Home Loan Bank due at various dates through April 2016 with an effective weighted average rate of 1.05%.	-	3,301
Advances from Federal Home Loan Bank with interest at fixed rates (weighted average rate of 1.05%) convertible to a variable rate at the option of the lender, due at various dates through April 2016.	-	8,746

	$-	$20,000

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2012, $70.6 million was available for borrowing on lines with the FHLB.

As of December 31, 2012, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $60 million.

The Company also participates in the Federal Reserve discount window borrowings. At December 31, 2012, the Company had $362.5 million of loans pledged at the Federal Reserve discount window and had $267.8 million available for borrowing.

NOTE 12. PREFERRED STOCK

On November 21, 2008, Ameris sold 52,000 shares of preferred stock with a warrant to purchase 679,443 shares of the Company’s common stock to the U.S. Treasury under the Treasury’s Capital Purchase Program. The proceeds from the sale of $52 million were allocated between the preferred stock and the warrant based on their relative fair values at the time of the sale. Of the $52 million in proceeds, $48.98 million was allocated to the preferred stock and $3.02 million was allocated to the warrant. The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted as a portion of the preferred stock dividends in the consolidated statements of operations to arrive at net income (loss) available to common shareholders.

The preferred stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred stock is redeemable at any time at $1,000 per share plus any accrued and unpaid dividends with the consent of the Company’s primary federal regulator.

On June 14, 2012, the preferred stock was were sold by the Treasury through a registered public offering. The sale of the preferred stock to new investors did not result in any accounting entries and does not change the Company’s capital position. On August 22, 2012, the Company repurchased the warrant from the Treasury for $2.67 million, and during the fourth quarter of 2012, the Company repurchased 24,000 shares of the outstanding preferred stock, leaving 28,000 shares of preferred stock outstanding at December 31, 2012.

NOTE 13. INCOME TAXES

The income tax (expense) benefit in the consolidated statements of operations consists of the following:

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

Current	$(4,760)	$(2,506)	$1,407
Benefit (use) of operating loss carryforward	-	(2,958)	2,958
Deferred	(2,525)	(5,092)	(1,170)

	$(7,285)	$(10,556)	$3,195

The Company’s income tax (expense) benefit differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Tax at federal income tax rate	$(7,602)	$(11,077)	$2,514
(Increase) decrease resulting from:
Tax-exempt interest	675	585	577
Other	(358)	(64)	104

Provision for income taxes	$(7,285)	$(10,556)	$3,195

Net deferred income tax liabilities of $9,533,000 and $8,342,000 at December 31, 2012 and 2011, respectively, are included in other assets (liabilities). The components of deferred income taxes are as follows:

	December 31,
	2012	2011
	(Dollars in Thousands)

Deferred tax assets:
Allowance for loan losses	$8,258	$12,305
Deferred compensation	276	292
Deferred gain on interest rate swap	686	766
Unrealized loss on interest rate swap	1,042	711
Nonaccrual interest	891	175
Other real estate owned	3,803	2,711
Capitalized costs, deferred gains and other	1,155	558

	16,111	17,518

Deferred tax liabilities:
Depreciation and amortization	4,758	5,106
Intangible assets	60	340
Deferred gain on FDIC-assisted transactions	17,256	16,946
Unrealized gain on securities available for sale	3,570	3,468

	25,644	25,860

Net deferred tax asset (liability)	$(9,533)	$(8,342)

NOTE 14. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (3.11% at December 31, 2012) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April 2009. There are certain circumstances (as described in the trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2012, was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related debentures bear interest at 3-Month LIBOR plus 1.63% (1.94% at December 31, 2012). Distributions on the trust preferred securities are paid quarterly, with interest on the debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011.

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

As of December 31, 2012, the Company has 295,075 outstanding restricted shares granted under the plans as compensation to certain employees. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is three to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2012, 2011 and 2010, compensation expense related to these grants was approximately $947,000, $569,000 and $327,000, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. Stock-based compensation expense related to stock options was approximately $97,000, $216,000 and $397,000 for 2012, 2011 and 2010, respectively.

No non-performance based options were issued during 2012, 2011 or 2010. As of December 31, 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements for non-performance-based options.

A summary of the activity of non-performance based and performance based options as of December 31, 2012 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	187,032	$15.32			393,891	$16.45
Granted	-	-			-	-
Exercised	-	-			-	-
Forfeited	(38,534)	11.28			(2,570)	19.67

Under option, end of year	148,498	$16.37	3.34	$1	391,321	$16.43	4.16	$774

Exercisable at end of year	148,498	$16.37	3.34	$1	369,766	$17.05	4.05	$435

A summary of the activity of non-performance based and performance based options as of December 31, 2011 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	208,993	$14.73			441,185	$16.43
Granted	-	-			-	-
Exercised	(1,234)	8.51		3	(2,468)	9.07		4
Forfeited	(20,727)	9.83			(44,826)	16.76

Under option, end of year	187,032	$15.32	4.39	$8	393,891	$16.45	6.17	$320

Exercisable at end of year	182,945	$13.87	4.38	$8	324,271	$18.21	5.77	$128

A summary of the activity of non-performance based and performance based options as of December 31, 2010 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	261,206	$13.63			485,533	$16.65
Granted	-	-			-	-
Exercised	(17,889)	8.49		23	-	-		-
Forfeited	(34,324)	9.59			(44,348)	18.76

Under option, end of year	208,993	$14.73	4.21	$26	441,185	$16.43	6.22	$397

Exercisable at end of year	207,312	$13.61	4.20	$26	348,547	$18.16	5.82	$159

The Company did not grant any options during 2012, 2011 and 2010. As of December 31, 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance-based options.

The fair value of each stock-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock-based compensation grants made in 2012, 2011 and 2010.

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2012, 2011 and 2010 is presented below:

	2012		2011		2010
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at beginning of year	301,775	$9.14	201,650	$8.73	87,450	$8.04
Granted	62,450	13.15	135,075	9.93	121,300	9.69
Vested	(68,650)	7.06	(800)	13.09	(6,100)	17.67
Forfeited	(500)	9.96	(34,150)	9.50	(1,000)	9.63

Nonvested shares at end of year	295,075	$10.47	301,775	$9.14	201,650	$8.73

The balance of unearned compensation related to restricted stock grants as of December 31, 2012, 2011 and 2010 was approximately $1,608,000, $1,679,000 and $1,230,000, respectively.

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

These contracts are classified as cash flow hedges of an exposure to changes in the cash flow of a recognized asset. At December 31, 2012 and 2011, the fair value of the remaining instrument totaled a liability of $3.0 million and $2.0 million, respectively. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2012, the hedge is deemed to be highly effective.

During 2012, the Company began maintaining a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $1,169,000 at December 31, 2012.

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2012	2011
	(Dollars in Thousands)
Commitments to extend credit	$180,733	$132,700
Financial standby letters of credit	6,788	8,074

	$187,521	$140,774

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2012 and 2011.

At December 31, 2012, the Company had guaranteed the debt of certain officers’ liabilities at another financial institution totaling approximately $352,000. These guarantees represent the available credit line of those certain officers for the purchase of Company stock. Any stock purchased under this program will be assigned to the Company and held in safekeeping. The Company was not required to perform on any of these guarantees during the year ended December 31, 2012.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 18. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2012, no amounts of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes that, as of December 31, 2012 and 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2012
Total Capital to Risk Weighted Assets
Consolidated	$331,545	18.74%	$141,516	8.00%		—N/A—
Ameris Bank	$329,578	18.65%	$141,374	8.00%	$176,717	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$309,415	17.49%	$70,758	4.00%		—N/A—
Ameris Bank	$307,470	17.40%	$70,687	4.00%	$106,030	6.00%
Tier I Capital to Average Assets:
Consolidated	$309,415	10.34%	$119,660	4.00%		—N/A—
Ameris Bank	$307,470	10.30%	$119,440	4.00%	$149,299	5.00%

As of December 31, 2011
Total Capital to Risk Weighted Assets
Consolidated	$345,789	20.05%	$137,954	8.00%		—N/A—
Ameris Bank	$341,697	19.87%	$137,580	8.00%	$171,976	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$324,125	18.80%	$68,977	4.00%		—N/A—
Ameris Bank	$320,032	18.61%	$68,790	4.00%	$103,185	6.00%
Tier I Capital to Average Assets:
Consolidated	$324,125	10.76%	$120,683	4.00%		—N/A—
Ameris Bank	$320,032	10.62%	$120,515	4.00%	$150,643	5.00%

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

Securities Available For Sale: The fair value of securities available for sale is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations and certain municipal securities. The level 2 fair value pricing is provided by an independent third party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.

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

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled. The fair value of impaired loans is determined in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, and generally results in a specific reserve established through a charge to the provision for loan losses. Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed. Management has determined that the majority of impaired loans are Level 3 assets due to the extensive use of market appraisals. To the extent that market appraisals or other methods do not produce reliable determinations of fair value, these assets are deemed to be Level 3.

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

Cash Value of Bank Owned Life Insurance: The carrying value of cash value of bank owned life insurance approximates fair value.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2012 and 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2012 and 2011:

	Fair Value Measurements on a Recurring Basis As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$6,870	$-	$6,870	$-
State, county and municipal securities	114,390	4,854	109,536	-
Corporate debt securities	10,328	-	8,328	2,000
Mortgage backed securities	215,321	23,893	191,428	-
Mortgage loans held for sale	48,786	-	48,786	-

Total recurring assets at fair value	$395,695	$28,747	$364,948	$2,000

Derivative financial instruments	$2,978	$-	$2,978	$-

Total recurring liabilities at fair value	$2,978	$-	$2,978	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$14,937	$-	$14,937	$-
State, county and municipal securities	79,133	2,966	76,167	-
Corporate debt securities	11,401	-	9,401	2,000
Mortgage backed securities	234,496	3,302	231,194	-

Total recurring assets at fair value	$339,967	$6,268	$331,699	$2,000

Derivative financial instruments	$2,049	$-	$2,049	$-

Total recurring liabilities at fair value	$2,049	$-	$2,049	$-

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2012 and 2011:

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$52,514	$-	$-	$52,514
Other real estate owned	39,850	-	-	39,850
Covered loans	507,712	-	-	507,712
Covered other real estate owned	88,273	-	-	88,273

Total nonrecurring assets at fair value	$688,349	$-	$-	$688,349

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$70,296	$-	$-	$70,296
Other real estate owned	50,301	-	-	50,301
Covered loans	571,489	-	-	571,489
Covered other real estate owned	78,617	-	-	78,617

Total nonrecurring assets at fair value	$770,703	$-	$-	$770,703

The following is the Company’s reconciliation of Level 3 assets as of December 31, 2012 and 2011. Gains or losses on impaired loans are recorded in the provision for loan losses:

	Investment Securities Available for Sale	Impaired Loans Carried at Fair Value	Other Real Estate Owned	Covered Loans	Covered Other Real Estate Owned
	(Dollars in Thousands)
Beginning balance, January 1, 2011	$4,745	$84,573	$57,915	$554,991	$54,931
Total losses included in operations	-	-	(14,570)	-	(28)
Purchases, sales, issuances, and settlements, net	-	-	(26,323)	48,734	(8,522)
Transfers in or out of Level 3	(2,745)	(14,277)	33,279	(32,236)	32,236

Ending balance, December 31, 2011	$2,000	$70,296	$50,301	$571,489	$78,617
Total gains (losses) included in operations	-	-	(11,843)	-	2,892
Purchases, sales, issuances, and settlements, net	-	-	(20,428)	(20,479)	(36,534)
Transfers in or out of Level 3	-	(17,782)	21,820	(43,298)	43,298

Ending balance, December 31, 2012	$2,000	$52,514	$39,850	$507,712	$88,273

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,934,754	$-	$1,966,592	$-	$1,966,592

Financial liabilities:
Deposits	2,624,663	-	2,624,883	-	2,624,883

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,868,419	$-	$1,877,320	$-	$1,877,320

Financial liabilities:
Deposits	2,591,566	-	2,593,113	-	2,593,113
Other borrowings	20,000	-	20,936	-	20,936

NOTE 20. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(Dollars in Thousands)

	2012	2011
Assets
Cash and due from banks	$1,639	$4,200
Investment in subsidiaries	319,364	331,946
Other assets	4,440	1,063

Total assets	$325,443	$337,209

Liabilities
Other liabilities	$4,157	$1,170
Subordinated deferrable interest debentures	42,269	42,269

Total liabilities	46,426	43,439

Stockholders’ equity	279,017	293,770

Total liabilities and stockholders’ equity	$325,443	$337,209

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in Thousands)

	2012	2011	2010
Income
Dividends from subsidiaries	$29,000	$-	$-
Gain on sale of securities	214	-	-
Other income	106	124	59

Total income	29,320	124	59

Expense
Interest	1,489	1,417	887
Other expense	1,545	1,120	1,198

Total expense	3,034	2,537	2,085

Earnings (loss) before income tax benefit and dividends received in excess of earnings of subsidiaries and equity in undistributed income (loss) of subsidiaries	26,286	(2,413)	(2,026)

Income tax benefit	921	785	541

Earnings (loss) before equity in undistributed income (loss) of subsidiaries	27,207	(1,628)	(1,485)

Dividends received in excess of earnings of subsidiaries	(12,772)	-	-
Equity in undistributed income (loss) of subsidiaries	-	22,721	(2,504)

Net income (loss)	$14,435	$21,093	$(3,989)

Preferred stock dividend	3,577	3,241	3,213

Net income (loss) available to common shareholders	$10,858	$17,852	$(7,202)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in Thousands)

	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$14,435	$21,093	$(3,989)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,044	785	724
Dividends received in excess of earnings of subsidiaries	12,772	-	-
Undistributed (earnings) losses of subsidiaries	-	(22,721)	2,504
Increase in interest payable	(108)	54	145
Increase (decrease) in tax receivable	(786)	(247)	184
Provision for deferred taxes	14	(390)	447
Other operating activities	(389)	(530)	(229)

Total adjustments	12,547	(23,049)	3,775

Net cash provided by (used in) operating activities	26,982	(1,956)	(214)

INVESTING ACTIVITIES
Contribution of capital to subsidiary bank	-	-	(80,000)

Net cash used in investing activities	-	-	(80,000)

FINANCING ACTIVITIES
Repurchase of warrant	(2,670)	-	-
Purchase of treasury shares	(235)	-	(19)
Dividends paid preferred stock	(2,641)	(2,635)	(2,636)
Proceeds from issuance of common stock	-	-	85,270
Cash dividends paid common stock	-	-	(21)
Repurchase of preferred stock	(24,000)	-	-
Proceeds from exercise of stock options	3	28	150

Net cash provided by (used in) financing activities	(29,543)	(2,607)	82,744

Net increase (decrease) in cash and due from banks	(2,561)	(4,563)	2,530
Cash and due from banks at beginning of year	4,200	8,763	6,233

Cash and due from banks at end of year	$1,639	$4,200	$8,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$1,597	$1,363	$742
Cash paid during the year for income taxes	$-	$-	$-