Form 10-Q
period 2013-03-31
Ameris Bancorp
filed 2013-05-10
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There were 23,876,680 shares of Common Stock outstanding as of April 30, 2013.

Item 1.	Financial Statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2013	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$50,487	$80,256	$64,963
Federal funds sold and interest bearing accounts	81,205	193,677	194,172
Investment securities available for sale, at fair value	324,029	346,909	371,791
Other investments	5,528	6,832	10,967
Mortgage loans held for sale	42,332	48,786	14,863

Loans	1,492,753	1,450,635	1,323,844
Covered loans	460,724	507,712	653,377
Less: allowance for loan losses	23,382	23,593	28,689

Loans, net	1,930,095	1,934,754	1,948,532

Other real estate owned	40,434	39,850	40,035
Covered other real estate owned	77,915	88,273	85,803

Total other real estate owned	118,349	128,123	125,838

Premises and equipment, net	72,340	75,983	72,755
FDIC loss-share receivable	160,979	159,724	220,016
Intangible assets	2,676	3,040	4,179
Goodwill	956	956	956
Cash value of bank owned life insurance	45,832	15,603	—
Other assets	26,843	24,409	14,202

Total assets	$2,861,651	$3,019,052	$3,043,234

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$490,961	$510,751	$444,707
Interest-bearing	1,999,012	2,113,912	2,220,653

Total deposits	2,489,973	2,624,663	2,665,360
Securities sold under agreements to repurchase	22,919	50,120	28,790
Other borrowings	—	—	3,810
Other liabilities	22,768	22,983	5,308
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,577,929	2,740,035	2,745,537

Commitments and contingencies

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 28,000, 28,000 and 52,000 shares issued and outstanding	27,753	27,662	50,884
Common stock, par value $1; 30,000,000 shares authorized; 25,238,635, 25,154,818 and 25,150,318 shares issued	25,239	25,155	25,150
Capital surplus	165,078	164,949	166,579
Retained earnings	70,554	65,710	59,402
Accumulated other comprehensive income	6,274	6,607	6,513
Treasury stock, at cost, 1,362,955, 1,355,050 and 1,336,174 shares	(11,176)	(11,066)	(10,831)

Total stockholders’ equity	283,722	279,017	297,697

Total liabilities and stockholders’ equity	$2,861,651	$3,019,052	$3,043,234

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income
Interest and fees on loans	$28,716	$29,482
Interest on taxable securities	1,697	2,309
Interest on nontaxable securities	375	365
Interest on deposits in other banks	85	120
Interest on federal funds sold	—	6

Total interest income	30,873	32,282

Interest expense
Interest on deposits	2,226	4,084
Interest on other borrowings	309	471

Total interest expense	2,535	4,555

Net interest income	28,338	27,727
Provision for loan losses	2,923	12,882

Net interest income after provision for loan losses	25,415	14,845

Noninterest income
Service charges on deposit accounts	4,837	4,386
Mortgage origination fees	4,464	1,475
Other service charges, commissions and fees	329	391
Gain on acquisition	—	20,037
Gain on sale of securities	172	—
Other	1,558	975

Total noninterest income	11,360	27,264

Noninterest expense
Salaries and employee benefits	13,806	11,446
Occupancy and equipment expense	2,931	3,335
Advertising and marketing expense	255	349
Amortization of intangible assets	364	220
Data processing and communications costs	2,570	1,925
Other operating expenses	8,958	16,971

Total noninterest expense	28,884	34,246

Income before income tax expense	7,891	7,863
Applicable income tax expense	2,606	2,498

Net income	$5,285	$5,365

Preferred stock dividends	441	815

Net income available to common stockholders	$4,844	$4,550

Other comprehensive loss
Unrealized holding loss arising during period on investment securities available for sale, net of tax	(429)	(689)
Reclassification adjustment for gains included in net income, net of tax	(112)	—
Unrealized gain (loss) on cash flow hedges arising during period , net of tax	209	(94)

Other comprehensive loss	$(332)	$(783)

Comprehensive income	$4,512	$3,767

Basic and Diluted earnings per share	$0.20	$0.19

Weighted average common shares outstanding
Basic	23,868	23,762
Diluted	24,246	23,916

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	28,000	$27,662	52,000	$50,727
Accretion of fair value of warrant	—	91	—	157

Balance at end of period	28,000	$27,753	52,000	$50,884

COMMON STOCK
Balance at beginning of period	25,154,818	$25,155	25,087,468	$25,087
Issuance of restricted shares	81,400	81	62,450	62
Proceeds from exercise of stock options	2,417	3	400	1

Balance at end of period	25,238,635	$25,239	25,150,318	$25,150

CAPITAL SURPLUS
Balance at beginning of period		$164,949		$166,639
Stock-based compensation		197		—
Proceeds from exercise of stock options		13		2
Issuance of restricted shares		(81)		(62)

Balance at end of period		$165,078		$166,579

RETAINED EARNINGS
Balance at beginning of period		$65,710		$54,852
Net income		5,284		5,365
Dividends on preferred shares		(349)		(657)
Accretion of fair value warrant		(91)		(158)

Balance at end of period		$70,554		$59,402

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$6,607		$7,296
Other comprehensive income during the period		(333)		(783)

Balance at end of period		$6,274		$6,513

TREASURY STOCK
Balance at beginning of period		$11,066		$10,831
Purchase of treasury shares		110		—

Balance at end of period		$11,176		$10,831

TOTAL STOCKHOLDERS’ EQUITY		$283,722		$297,697

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,285	$5,365
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	1,246	1,143
Stock based compensation expense	197	—
Net (gains) losses on sale or disposal of premises and equipment	6	(4)
Net gains on securities available for sale	(172)	—
Gain on acquisition	—	(20,037)
Net losses or write-downs on sale of other real estate owned	3,047	7,252
Provision for loan losses	2,923	12,882
Amortization of intangible assets	364	220
Net change in mortgage loans held for sale	6,454	(3,300)
Other prepaids, deferrals and accruals, net	11,571	4,201

Net cash provided by operating activities	30,921	7,722

Cash flows from investing activities, net of effects of business combinations:
Net decrease (increase) in federal funds sold and interest bearing deposits	112,472	34,870
Proceeds from maturities of securities available for sale	20,746	21,912
Purchase of securities available for sale	(25,328)	(15,637)
Purchase of bank owned life insurance	(28,674)	—
Decrease in restricted equity securities, net	1,304	—
Proceeds from sales of securities available for sale	26,802	760
Net change in loans	(13,805)	17,496
Proceeds from sales of other real estate owned	10,140	16,296
Proceeds from sales of premises and equipment	713	305
(Increase) decrease in FDIC indemnification asset	(1,255)	75,032
Net cash proceeds received from FDIC-assisted acquisitions	—	65,050
Purchases of premises and equipment	(1,470)	(1,075)

Net cash provided by investing activities	101,645	215,009

Cash flows from financing activities, net of effects of business combinations:
Net (decrease) increase in deposits	(134,690)	(187,242)
Net decrease in securities sold under agreements to repurchase	(27,201)	(8,875)
Repayment of other borrowings	—	(26,524)
Dividends paid - preferred stock	(350)	(657)
Purchase of treasury shares	(110)	—
Proceeds from exercise of stock options	16	2

Net cash used in financing activities	(162,335)	(223,296)

Net decrease in cash and due from banks	(29,769)	(565)
Cash and due from banks at beginning of period	80,256	65,528

Cash and due from banks at end of period	$50,487	$64,963

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Cash paid during the period for:
Interest	$2,805	$5,098
Income taxes	$780	$—
Loans transferred to other real estate owned	$15,541	$14,291

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2013 the Bank operated 57 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. Ameris’ Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within Ameris’ established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Newly Adopted Accounting Pronouncements

ASU 2013-02 - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. For all other amounts, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. It did not have a material effect on the Company’s results of operations, financial position or disclosures.

ASU 2012-06 - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (“ASU 2012-06”). When an entity recognizes an indemnification asset and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs as a result of a change in the cash flows expected to be collected on the indemnified asset, ASU 2012-06 requires the entity to recognize the change in the measurement of the indemnification asset on the same basis as the indemnified assets. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. ASU 2012-06 is effective for fiscal years beginning on or after December 15, 2012, and early adoption is permitted. It is to be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. ASU 2012-06 did not have a material effect on the Company’s results of operations, financial position or disclosures.

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

ASU 2011-05 - Amendments to Topic 220, Comprehensive Income (“ASU 2011-05”). ASU 2011-05 grants an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and was to be adopted retrospectively. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2011-08 - Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 grants an entity the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This conclusion can be used as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required in Topic 350. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at March 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,930,095	$—	$1,458,604	$501,874	$1,960,478

Financial liabilities:
Deposits	2,489,973	—	2,491,282	—	2,491,282

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,934,754	$—	$1,406,366	$560,226	$1,966,592

Financial liabilities:
Deposits	2,624,663	—	2,624,883	—	2,624,883

		Fair Value Measurements at March 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,948,532	$—	$1,258,402	$722,983	$1,981,385

Financial liabilities:
Deposits	2,665,360	—	2,667,731	—	2,667,731
Other borrowings	3,810	—	3,854	—	3,854

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2013, December 31, 2012 and March 31, 2012 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of March 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$5,015	$—	$5,015	$—
State, county and municipal securities	115,532	—	115,532	—
Corporate debt securities	10,297	—	8,297	2,000
Mortgage-backed securities	193,185	4,054	189,131	—
Mortgage loans held for sale	42,332	—	42,332	—

Total recurring assets at fair value	$366,361	$4,054	$360,307	$2,000

Derivative financial instruments	$2,553	$—	$2,553	$—

Total recurring liabilities at fair value	$2,553	$—	$2,553	$—

	Fair Value Measurements on a Recurring Basis As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$6,870	$—	$6,870	$—
State, county and municipal securities	114,390	4,854	109,536	—
Corporate debt securities	10,328	—	8,328	2,000
Mortgage-backed securities	215,321	23,893	191,428	—
Mortgage loans held for sale	48,786	—	48,786	—

Total recurring assets at fair value	$395,695	$28,747	$364,948	$2,000

Derivative financial instruments	$2,978	$—	$2,978	$—

Total recurring liabilities at fair value	$2,978	$—	$2,978	$—

	Fair Value Measurements on a Recurring Basis As of March 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$28,848	$—	$28,848	$—
State, county and municipal securities	81,997	—	81,997	—
Corporate debt securities	11,385	—	9,385	2,000
Mortgage-backed securities	249,561	2,292	247,269	—

Total recurring assets at fair value	$371,791	$2,292	$367,499	$2,000

Derivative financial instruments	$2,089	$—	$2,089	$—

Total recurring liabilities at fair value	$2,089	$—	$2,089	$—

The following table is a presentation of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2013, December 31, 2012 and March 31, 2012 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$51,150	$—	$—	$51,150
Other real estate owned	40,434	—	—	40,434
Covered loans	460,724	—	—	460,724
Covered other real estate owned	77,915	—	—	77,915

Total nonrecurring assets at fair value	$630,223	$—	$—	$630,223

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$52,514	$—	$—	$52,514
Other real estate owned	39,850	—	—	39,850
Covered loans	507,712	—	—	507,712
Covered other real estate owned	88,273	—	—	88,273

Total nonrecurring assets at fair value	$688,349	$—	$—	$688,349

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$69,606	$—	$—	$69,606
Other real estate owned	40,035	—	—	40,035
Covered loans	653,377	—	—	653,377
Covered other real estate owned	85,803	—	—	85,803

Total nonrecurring assets at fair value	$848,821	$—	$—	$848,821

Below is the Company’s reconciliation of Level 3 assets as of March 31, 2013.

	Investment Securities Available for Sale	Impaired Loans Carried at Fair Value	Other Real Estate Owned	Covered Loans	Covered Other Real Estate Owned
Beginning balance January 1, 2013	$2,000	$52,514	$39,850	$507,712	$88,273
Total gains/(losses) included in net income	—	—	(15)	—	(3,032)
Purchases, sales, issuances, and settlements, net	—	1,262	(2,027)	(31,449)	(22,865)
Transfers in or out of Level 3	—	(2,626)	2,626	(15,539)	15,539

Ending balance March 31, 2013	$2,000	$51,150	$40,434	$460,724	$77,915

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

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2013, December 31, 2012 and March 31, 2012 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2013:
U. S. government agencies	$5,000	$15	$—	$5,015
State, county and municipal securities	110,628	5,051	(147)	115,532
Corporate debt securities	10,542	355	(600)	10,297
Mortgage-backed securities	188,492	5,342	(649)	193,185

Total debt securities	$314,662	$10,763	$(1,396)	$324,029

December 31, 2012:
U. S. government agencies	$6,605	$271	$(6)	$6,870
State, county and municipal securities	109,736	4,864	(210)	114,390
Corporate debt securities	10,545	330	(547)	10,328
Mortgage-backed securities	209,824	5,701	(204)	215,321

Total debt securities	$336,710	$11,166	$(967)	$346,909

March 31, 2012:
U. S. government agencies	$28,634	$258	$(44)	$28,848
State, county and municipal securities	78,440	3,723	(166)	81,997
Corporate debt securities	11,639	217	(471)	11,385
Mortgage-backed securities	244,232	5,573	(244)	249,561

Total debt securities	$362,945	$9,771	$(925)	$371,791

The amortized cost and fair value of available-for-sale securities at March 31, 2013 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$3,027	$3,041
Due from one year to five years	29,250	30,645
Due from five to ten years	58,652	61,448
Due after ten years	35,241	35,710
Mortgage-backed securities	188,492	193,185

	$314,662	$324,029

Securities with a carrying value of approximately $245.4 million serve as collateral to secure public deposits and other purposes required or permitted by law at March 31, 2013.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at March 31, 2013, December 31, 2012 and March 31, 2012.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2013:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	19,159	(138)	505	(9)	19,664	(147)
Corporate debt securities	244	(6)	4,506	(594)	4,750	(600)
Mortgage-backed securities	55,189	(648)	1,120	(1)	56,309	(649)

Total debt securities	$74,592	$(792)	$6,131	$(604)	$80,723	$(1,396)

December 31, 2012:
U. S. government agencies	$4,994	$(6)	$—	$—	$4,994	$(6)
State, county and municipal securities	15,595	(199)	505	(11)	16,100	(210)
Corporate debt securities	—	—	4,560	(547)	4,560	(547)
Mortgage-backed securities	23,951	(181)	3,617	(23)	27,568	(204)

Total debt securities	$44,540	$(386)	$8,682	$(581)	$53,222	$(967)

March 31, 2012:
U. S. government agencies	$8,960	$(44)	$—	$—	$8,960	$(44)
State, county and municipal securities	8,960	(166)	—	—	8,960	(166)
Corporate debt securities	100	—	6,611	(471)	6,711	(471)
Mortgage-backed securities	37,860	(234)	2,292	(10)	40,152	(244)

Total debt securities	$55,880	$(444)	$8,903	$(481)	$64,783	$(925)

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

Commercial, financial and agricultural loans include both secured and unsecured loans for working capital, expansion, crop production and other business purposes. Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Company evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial, financial and agricultural loans.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commercial, financial and agricultural	$180,888	$174,217	$149,320
Real estate – construction and development	130,161	114,199	122,331
Real estate – commercial and farmland	766,227	732,322	658,054
Real estate – residential	355,716	346,480	328,053
Consumer installment	37,335	40,178	42,085
Other	22,426	43,239	24,001

	$1,492,753	$1,450,635	$1,323,844

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $460.7 million, $507.7 million and $653.4 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commercial, financial and agricultural	$28,568	$32,606	$43,157
Real estate – construction and development	57,114	70,184	93,430
Real estate – commercial and farmland	260,159	278,506	350,244
Real estate – residential	113,668	125,056	162,768
Consumer installment	1,215	1,360	3,778

	$460,724	$507,712	$653,377

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

The following table presents an analysis of non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commercial, financial and agricultural	$3,756	$4,138	$4,732
Real estate – construction and development	9,390	9,281	10,647
Real estate – commercial and farmland	9,798	11,962	21,539
Real estate – residential	13,840	12,595	14,065
Consumer installment	692	909	1,275

	$37,476	$38,885	$52,258

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commercial, financial and agricultural	$8,718	$10,765	$14,185
Real estate – construction and development	18,956	20,027	35,170
Real estate – commercial and farmland	47,580	55,946	79,620
Real estate – residential	23,018	28,672	40,609
Consumer installment	243	302	637

	$98,515	$115,712	$170,221

The following table presents an analysis of non-covered past due loans as of March 31, 2013, December 31, 2012 and March 31, 2012:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2013:
Commercial, financial & agricultural	$1,797	$149	$3,729	$5,675	$175,213	$180,888	$—
Real estate – construction & development	1,538	1,538	8,312	11,388	118,773	130,161	—
Real estate – commercial & farmland	11,115	3,220	9,352	23,687	742,540	766,227	—
Real estate – residential	7,686	1,719	11,699	21,104	334,612	355,716	—
Consumer installment loans	745	169	563	1,477	35,858	37,335	—
Other	—	—	—	—	22,426	22,426	—

Total	$22,881	$6,795	$33,655	$63,331	$1,429,422	$1,492,753	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2012:
Commercial, financial & agricultural	$258	$312	$3,969	$4,539	$169,678	$174,217	$—
Real estate – construction & development	347	332	8,969	9,648	104,551	114,199	—
Real estate – commercial & farmland	2,867	2,296	9,544	14,707	717,615	732,322	—
Real estate – residential	7,651	2,766	10,990	21,407	325,073	346,480	—
Consumer installment loans	702	391	815	1,908	38,270	40,178	—
Other	—	—	—	—	43,239	43,239	—

Total	$11,825	$6,097	$34,287	$52,209	$1,398,426	$1,450,635	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2012:
Commercial, financial & agricultural	$1,477	$291	$4,559	$6,327	$142,993	$149,320	$—
Real estate – construction & development	2,356	481	9,531	12,368	109,963	122,331	—
Real estate – commercial & farmland	9,991	2,412	19,646	32,049	626,005	658,054	—
Real estate – residential	3,905	6,175	13,298	23,378	304,675	328,053	—
Consumer installment loans	856	497	1,070	2,423	39,662	42,085	—
Other	—	—	—	—	24,001	24,001	—

Total	$18,585	$9,856	$48,104	$76,545	$1,247,299	$1,323,844	$—

The following table presents an analysis of covered past due loans as of March 31, 2013, December 31, 2012 and March 31, 2012:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2013:
Commercial, financial & agricultural	$756	$314	$7,270	$8,340	$20,228	$28,568	$98
Real estate – construction & development	3,971	876	17,415	22,262	34,852	57,114	—
Real estate – commercial & farmland	10,227	2,837	42,464	55,528	204,631	260,159	—
Real estate – residential	5,608	345	18,895	24,848	88,820	113,668	48
Consumer installment loans	41	11	205	257	958	1,215	—

Total	$20,603	$4,383	$86,249	$111,235	$349,489	$460,724	$146

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2012:
Commercial, financial & agricultural	$2,390	$1,105	$10,612	$14,107	$18,499	$32,606	$98
Real estate – construction & development	1,584	2,592	19,656	23,832	46,352	70,184	1,077
Real estate – commercial & farmland	11,451	7,373	52,570	71,394	207,112	278,506	1,347
Real estate – residential	6,066	3,396	24,976	34,438	90,618	125,056	779
Consumer installment loans	45	13	258	316	1,044	1,360	—

Total	$21,536	$14,479	$108,072	$144,087	$363,625	$507,712	$3,301

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2012:
Commercial, financial & agricultural	$682	$430	$14,229	$15,341	$27,816	$43,157	$549
Real estate – construction & development	2,704	778	32,302	35,784	57,646	93,430	909
Real estate – commercial & farmland	12,905	6,994	68,282	88,181	262,063	350,244	2,583
Real estate – residential	5,859	3,514	34,870	44,243	118,525	162,768	3
Consumer installment loans	65	68	685	818	2,960	3,778	241

Total	$22,215	$11,784	$150,368	$184,367	$469,010	$653,377	$4,285

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

The following is a summary of information pertaining to non-covered impaired loans:

	As of and For the Period Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands)
Nonaccrual loans	$37,476	$38,885	$52,258
Troubled debt restructurings not included above	18,513	18,744	26,848

Total impaired loans	$55,989	$57,629	$79,106

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$55,989	$57,629	$79,106

Allowance related to impaired loans	$4,839	$5,115	$9,500

Average investment in impaired loans	$56,808	$70,209	$83,940

Interest income recognized on impaired loans	$78	$495	$57

Foregone interest income on impaired loans	$54	$718	$187

The following table presents an analysis of information pertaining to non-covered impaired loans as of March 31, 2013, December 31, 2012 and March 31, 2012:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2013:
Commercial, financial & agricultural	$7,818	$—	$4,555	$4,555	$740	$4,747
Real estate – construction & development	20,633	—	11,273	11,273	922	11,144
Real estate – commercial & farmland	22,996	—	18,676	18,676	1,816	19,793
Real estate – residential	24,777	—	20,792	20,792	1,344	20,320
Consumer installment loans	920	—	693	693	17	804

Total	$77,144	$—	$55,989	$55,989	$4,839	$56,808

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$8,024	$—	$4,940	$4,940	$743	$4,968
Real estate – construction & development	20,316	—	11,016	11,016	910	11,706
Real estate – commercial & farmland	25,076	—	20,910	20,910	2,191	30,638
Real estate – residential	24,155	—	19,848	19,848	1,246	21,813
Consumer installment loans	1,187	—	915	915	25	1,084

Total	$78,758	$—	$57,629	$57,629	$5,115	$70,209

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2012:
Commercial, financial & agricultural	$7,599	$—	$4,732	$4,732	$932	$4,921
Real estate – construction & development	20,593	—	11,952	11,952	1,993	13,812
Real estate – commercial & farmland	45,098	—	39,304	39,304	3,615	42,155
Real estate – residential	24,845	—	21,843	21,843	2,928	21,948
Consumer installment loans	1,391	—	1,275	1,275	32	1,104

Total	$99,526	$—	$79,106	$79,106	$9,500	$83,940

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in Thousands)
Nonaccrual loans	$98,515	$115,712	$170,221
Troubled debt restructurings not included above	21,592	19,194	18,220

Total impaired loans	$120,107	$134,906	$188,441

Impaired loans not requiring a related allowance	$120,107	$134,906	$188,441

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$127,507	$163,825	$184,162

Interest income recognized on impaired loans	$169	$849	$179

Foregone interest income on impaired loans	$147	$491	$441

The following table presents an analysis of information pertaining to impaired covered loans as of March 31, 2013, December 31, 2012 and March 31, 2012:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2013:
Commercial, financial & agricultural	$24,301	$8,754	$—	$8,754	$—	$9,778
Real estate – construction & development	78,421	23,978	—	23,978	—	23,607
Real estate – commercial & farmland	139,197	55,822	—	55,822	—	60,026
Real estate – residential	54,422	31,310	—	31,310	—	33,823
Consumer installment loans	324	243	—	243	—	273

Total	$296,665	$120,107	$—	$120,107	$—	$127,507

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$27,060	$10,802	$—	$10,802	$—	$12,506
Real estate – construction & development	85,279	23,236	—	23,236	—	29,970
Real estate – commercial & farmland	159,493	64,231	—	64,231	—	78,790
Real estate – residential	63,559	36,335	—	36,335	—	42,061
Consumer installment loans	393	302	—	302	—	498

Total	$335,784	$134,906	$—	$134,906	$—	$163,825

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2012:
Commercial, financial & agricultural	$24,085	$14,260	$—	$14,260	$—	$13,144
Real estate – construction & development	59,102	37,831	—	37,831	—	36,097
Real estate – commercial & farmland	128,389	90,847	—	90,847	—	87,793
Real estate – residential	65,971	44,866	—	44,866	—	46,573
Consumer installment loans	786	637	—	637	—	555

Total	$278,333	$188,441	$—	$188,441	$—	$184,162

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

Grade 25 – Minimum Acceptable Credit – This grade includes loans which exhibit all the characteristics of a Satisfactory Credit, but warrant more than normal level of banker supervision due to: (i) circumstances which elevate the risks of performance (such as start-up operations, untested management, heavy leverage and interim losses); (ii) adverse, extraordinary events that have affected, or could affect, the borrower’s cash flow, financial condition, ability to continue operating profitability or refinancing (such as death of principal, fire and divorce); (iii) loans that require more than the normal servicing requirements (such as any type of construction financing, acquisition and development loans, accounts receivable or inventory loans and floor plan loans); (iv) existing technical exceptions which raise some doubts about the Bank’s perfection in its collateral position or the continued financial capacity of the borrower; or (v) improvements in formerly criticized borrowers, which may warrant banker supervision.

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

The following table presents the non-covered loan portfolio by risk grade as of March 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$32,223	$—	$304	$500	$7,241	$—	$40,268
15	11,569	4,794	146,563	68,212	1,635	—	232,773
20	75,503	34,947	385,984	127,294	19,623	22,426	665,777
23	45	6,606	8,970	13,662	120	—	29,403
25	52,631	66,012	187,567	112,096	7,340	—	425,646
30	3,324	6,004	12,334	10,573	250	—	32,485
40	5,494	11,643	24,505	23,379	1,126	—	66,147
50	99	155	—	—	—	—	254
60	—	—	—	—	—	—	—

Total	$180,888	$130,161	$766,227	$355,716	$37,335	$22,426	$1,492,753

The following table presents the non-covered loan portfolio by risk grade as of December 31, 2012:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$24,623	$—	$309	$464	$7,597	$—	$32,993
15	11,316	4,373	147,966	71,254	1,591	—	236,500
20	79,522	31,413	351,997	114,418	21,361	43,239	641,950
23	42	8,521	9,012	13,788	70	—	31,433
25	49,071	52,577	176,395	113,591	7,576	—	399,210
30	2,343	3,394	19,401	9,672	488	—	35,298
40	7,200	13,765	27,242	23,292	1,495	—	72,994
50	100	156	—	1	—	—	257
60	—	—	—	—	—	—	—

Total	$174,217	$114,199	$732,322	$346,480	$40,178	$43,239	$1,450,635

The following table presents the non-covered loan portfolio by risk grade as of March 31, 2012:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$18,767	$19	$211	$415	$7,042	$—	$26,454
15	14,063	5,402	155,568	80,623	1,198	—	256,854
20	63,200	33,805	269,746	85,022	19,478	24,001	495,252
23	265	8,458	9,188	11,719	1	—	29,631
25	44,035	58,943	164,642	107,530	11,983	—	387,133
30	3,148	1,955	20,551	16,135	540	—	42,329
40	5,716	13,459	38,148	26,515	1,828	—	85,666
50	123	290	—	94	15	—	522
60	3	—	—	—	—	—	3

Total	$149,320	$122,331	$658,054	$328,053	$42,085	$24,001	$1,323,844

The following table presents the covered loan portfolio by risk grade as of March 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	34	1,598	638	—	—	2,270
20	3,117	11,106	36,020	27,547	266	—	78,056
23	75	1,248	9,153	1,946	—	—	12,422
25	8,135	10,184	110,985	40,863	508	—	170,675
30	2,979	4,457	35,601	8,784	50	—	51,871
40	14,262	30,085	66,802	33,890	391	—	145,430
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$28,568	$57,114	$260,159	$113,668	$1,215	$—	$460,724

The following table presents the covered loan portfolio by risk grade as of December 31, 2012:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	39	1,640	644	—	—	2,323
20	3,997	12,194	37,098	31,337	292	—	84,918
23	28	1,174	9,576	2,052	—	—	12,830
25	10,013	19,216	114,849	40,194	558	—	184,830
30	4,294	7,214	38,665	11,883	50	—	62,106
40	14,274	30,347	76,678	38,946	460	—	160,705
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$32,606	$70,184	$278,506	$125,056	$1,360	$—	$507,712

The following table presents the covered loan portfolio by risk grade as of March 31, 2012:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$216	$9	$—	$1,036	$458	$—	$1,719
15	26	51	1,734	579	12	—	2,402
20	4,592	5,541	24,784	17,716	622	—	53,255
23	11	1,534	3,763	1,686	—	—	6,994
25	17,075	31,707	157,031	75,809	1,550	—	283,172
30	2,400	10,628	49,518	12,044	102	—	74,692
40	18,837	43,960	113,414	53,898	1,034	—	231,143
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$43,157	$93,430	$350,244	$162,768	$3,778	$—	$653,377

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

The Company’s policy states in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard and placed on nonaccrual status until such time that the borrower has demonstrated the ability to service the loan payments based on the restructured terms – generally defined as six months of satisfactory payment history. Missed payments under the original loan terms are not considered under the new structure; however, subsequent missed payments are considered non-performance and are not considered toward the six month required term of satisfactory payment history. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest or (ii) when it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Senior Credit Officer.

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2013 totaling $27.4 million and loans in 2012 totaling $40.3 million under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

The following table presents the amount of troubled debt restructurings by loan class, classified separately as accrual and non-accrual at March 31, 2013, December 31, 2012 and March 31, 2012:

As of March 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$799	—	$—
Real estate – construction & development	5	1,883	1	43
Real estate – commercial & farmland	16	8,878	3	3,595
Real estate – residential	26	6,953	3	1,111
Consumer installment	—	—	1	6

Total	52	$18,513	8	$4,755

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$802	—	$—
Real estate – construction & development	5	1,735	—	—
Real estate – commercial & farmland	16	8,947	3	4,149
Real estate – residential	28	7,254	2	1,022
Consumer installment	1	6	—	—

Total	55	$18,744	5	$5,171

As of March 31, 2012	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	6	$1,305	4	$1,626
Real estate – commercial & farmland	18	17,765	2	2,176
Real estate – residential	22	7,778	3	1,065

Total	46	$26,848	9	$4,867

The following table presents the amount of troubled debt restructurings by loan class, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at March 31, 2013, December 31, 2012 and March 31, 2012:

As of March 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$799	—	$—
Real estate – construction & development	5	1,883	1	43
Real estate – commercial & farmland	16	8,878	3	3,595
Real estate – residential	26	6,953	3	1,111
Consumer installment	—	—	1	6

Total	52	$18,513	8	$4,755

As of December 31, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$802	—	$—
Real estate – construction & development	5	1,735	—	—
Real estate – commercial & farmland	16	8,947	3	4,149
Real estate – residential	28	7,254	2	1,022
Consumer installment	—	—	1	6

Total	54	$18,738	6	$5,177

As of March 31, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Real estate – construction & development	7	$2,413	3	$518
Real estate – commercial & farmland	19	17,869	1	2,072
Real estate – residential	22	7,778	3	1,065

Total	48	$28,060	7	$3,655

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at March 31, 2013, December 31, 2012 and March 31, 2012:

As of March 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$1,843	—	$—
Forgiveness of Principal	3	1,504	1	207
Payment Modification Only	2	376	—	—
Rate Reduction Only	10	7,033	2	182
Rate Reduction, Forbearance of Interest	17	4,046	2	3,100
Rate Reduction, Forbearance of Principal	18	3,711	1	255
Rate Reduction, Payment Modification	—	—	2	1,011

Total	52	$18,513	8	$4,755

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$1,873	—	$—
Forgiveness of Principal	3	1,518	1	372
Payment Modification Only	2	376	—	—
Rate Reduction Only	11	7,075	1	177
Rate Reduction, Forbearance of Interest	18	4,061	2	3,420
Rate Reduction, Forbearance of Principal	18	3,798	—	—
Rate Reduction, Payment Modification	1	43	1	1,202

Total	55	$18,744	5	$5,171

As of March 31, 2012	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	3	$2,275	—	$—
Forgiveness of Principal	2	893	1	136
Payment Modification Only	2	5,202	1	307
Rate Reduction Only	10	6,541	4	1,140
Rate Reduction, Forbearance of Interest	12	8,360	1	103
Rate Reduction, Forbearance of Principal	16	3,514	1	1,109
Rate Reduction, Payment Modification	1	63	1	2,072

Total	46	$26,848	9	$4,867

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at March 31, 2013, December 31, 2012 and March 31, 2012:

As of March 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,689	1	$176
Raw Land	1	1,285	1	43
Hotel & Motel	3	2,273	—	—
Office	4	2,095	1	2,450
Retail, including Strip Centers	6	2,821	1	969
1-4 Family Residential	30	7,550	3	1,111
Life Insurance Policy	1	250	—	—
Automobile/Equipment/Inventory	3	500	1	6
Unsecured	1	50	—	—

Total	52	$18,513	8	$4,755

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,692	1	$177
Raw Land	2	1,337	—	—
Hotel & Motel	3	2,318	—	—
Office	4	2,105	1	2,770
Retail, including Strip Centers	6	2,833	1	1,202
1-4 Family Residential	31	7,651	2	1,022
Life Insurance Policy	1	250	—	—
Automobile/Equipment/Inventory	4	508	—	—
Unsecured	1	50	—	—

Total	55	$18,744	5	$5,171

As of March 31, 2012	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Apartments	1	$5,111	—	$—
Warehouse	1	1,343	—	—
Raw Land	4	1,595	1	137
Hotel & Motel	3	2,449	1	2,072
Office	3	1,695	1	103
Retail, including Strip Centers	9	6,657	—	—
1-4 Family Residential	25	7,998	6	2,555

Total	46	$26,848	9	$4,867

As of March 31, 2013, December 31, 2012 and March 31, 2012, the Company had a balance of $23.3 million, $23.9 million and $31.7 million, respectively, in troubled debt restructurings. The Company has recorded $2.6 million, $1.9 million and $2.3 million in previous charge-offs on such loans at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $591,000, $640,000 and $3.2 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. At March 31, 2013, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings

Allowance for Loan Losses

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

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. Consumer loans are charged-off in accordance with the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy. Commercial loans are charged-off when they are deemed uncollectible, which usually involves a triggering event within the collection effort. If the loan is collateral dependent, the loss is more easily identified and is charged-off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged-off and any further collections are treated as recoveries. In all situations, when a loan is downgraded to an Asset Quality Rating of 60 (Loss per the regulatory guidance), the uncollectible portion is charged-off.

During the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012, the Company recorded provision for loan loss expense of $320,000, $2.6 million and $282,000, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Earnings.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$23,593
Provision for loan losses	254	1,467	696	339	(153)	2,603
Loans charged off	(410)	(655)	(1,025)	(779)	(167)	(3,036)
Recoveries of loans previously charged off	84	2	3	85	48	222

Balance, March 31, 2013	$2,367	$6,157	$8,831	$5,543	$484	$23,382

Period-end amount allocated to:
Loans individually evaluated for impairment	$675	$641	$1,890	$1,203	$—	$4,409
Loans collectively evaluated for impairment	1,692	5,516	6,941	4,340	484	18,973

Ending balance	$2,367	$6,157	$8,831	$5,543	$484	$23,382

Loans:
Individually evaluated for impairment	$3,334	$8,281	$19,545	$14,069	$—	$45,229
Collectively evaluated for impairment	177,554	121,880	746,682	341,647	59,761	1,447,524

Ending balance	$180,888	$130,161	$766,227	$355,716	$59,761	$1,492,753

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	815	5,245	15,000	6,267	1,124	28,451
Loans charged off	(1,451)	(9,380)	(20,551)	(8,722)	(1,059)	(41,163)
Recoveries of loans previously charged off	157	40	482	225	245	1,149

Balance, December 31, 2012	$2,439	$5,343	$9,157	$5,898	$756	$23,593

Period-end amount allocated to:
Loans individually evaluated for impairment	$659	$611	$2,228	$1,056	$—	$4,554
Loans collectively evaluated for impairment	1,780	4,732	6,929	4,842	756	19,039

Ending balance	$2,439	$5,343	$9,157	$5,898	$756	$23,593

Loans:
Individually evaluated for impairment	$3,351	$7,617	$21,332	$13,020	$—	$45,320
Collectively evaluated for impairment	170,866	106,582	710,990	333,460	83,417	1,405,315

Ending balance	$174,217	$114,199	$732,322	$346,480	$83,417	$1,450,635

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	(693)	1,967	8,585	2,002	739	12,600
Loans charged off	(155)	(3,930)	(12,964)	(2,123)	(165)	(19,337)
Recoveries of loans previously charged off	48	17	16	141	48	270

Balance, March 31, 2012	$2,118	$7,492	$9,863	$8,148	$1,068	$28,689

Period-end amount allocated to:
Loans individually evaluated for impairment	$827	$1,450	$3,421	$2,659	$3	$8,360
Loans collectively evaluated for impairment	1,291	6,042	6,442	5,489	1,065	20,329

Ending balance	$2,118	$7,492	$9,863	$8,148	$1,068	$28,689

Loans:
Individually evaluated for impairment	$3,220	$8,980	$35,971	$17,098	$17	$65,286
Collectively evaluated for impairment	146,100	113,351	622,083	310,955	66,069	1,258,558

Ending balance	$149,320	$122,331	$658,054	$328,053	$66,086	$1,323,844

NOTE 4 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

From October 2009 through July 2012, the Company participated in ten FDIC-assisted acquisitions whereby the Company purchased certain failed institutions out of the FDIC’s receivership. These institutions include:

Bank Acquired	Location	Branches	Date Acquired
American United Bank (“AUB”)	Lawrenceville, Ga.	1	October 23, 2009
United Security Bank (“USB”)	Sparta, Ga.	2	November 6, 2009
Satilla Community Bank (“SCB”)	St. Marys, Ga.	1	May 14, 2010
First Bank of Jacksonville (“FBJ”)	Jacksonville, Fl.	2	October 22, 2010
Tifton Banking Company (“TBC”)	Tifton, Ga.	1	November 12, 2010
Darby Bank & Trust (“DBT”)	Vidalia, Ga.	7	November 12, 2010
High Trust Bank (“HTB”)	Stockbridge, Ga.	2	July 15, 2011
One Georgia Bank (“OGB”)	Midtown Atlanta, Ga.	1	July 15, 2011
Central Bank of Georgia (“CBG”)	Ellaville, Ga.	5	February 24, 2012
Montgomery Bank & Trust (“MBT”)	Ailey, Ga.	2	July 6, 2012

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

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows expected to be collected increases, then the Company adjusts the amount of accretable discount recognized on a prospective basis over the loan’s remaining life. If the expected cash flows expected to be collected decreases, then the Company records a provision for loan loss in its Consolidated Statement of Operations.

The following table summarizes components of all covered assets at March 31, 2013, December 31, 2012 and March 31, 2012 and their origin:

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of March 31, 2013:	(Dollars in thousands)

AUB	$25,001	$2,508	$—	$22,493	$8,079	$100	$7,979	$30,472	$4,176

USB	25,921	3,879	—	22,042	5,379	139	5,240	27,282	9,932

SCB	40,008	3,189	—	36,819	6,670	299	6,371	43,190	8,189

FBJ	31,479	5,662	11	25,806	1,450	93	1,357	27,163	6,840

DBT	146,178	35,461	83	110,634	25,990	1,895	24,095	134,729	37,333

TBC	42,302	4,450	133	37,719	10,478	1,814	8,664	46,383	8,050

HTB	82,202	14,068	49	68,085	14,823	3,445	11,378	79,463	21,423

OGB	73,279	14,877	127	58,275	10,384	4,144	6,240	64,515	18,687

CBG	109,596	30,605	140	78,851	8,424	1,833	6,591	85,442	46,349

Total	$575,966	$114,699	$543	$460,724	$91,677	$13,762	$77,915	$538,639	$160,979

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of December 31, 2012:	(Dollars in thousands)

AUB	$27,169	$2,481	$—	$24,688	$10,636	$102	$10,534	$35,222	$2,905

USB	27,286	4,320	—	22,966	7,087	99	6,988	29,954	6,619

SCB	41,389	3,285	—	38,104	10,686	654	10,032	48,136	6,133

FBJ	32,574	6,204	27	26,343	3,260	526	2,734	29,077	6,589

DBT	169,527	41,631	207	127,689	30,395	2,160	28,235	155,924	47,012

TBC	46,796	4,979	173	41,644	11,089	1,381	9,708	51,352	8,073

HTB	90,602	16,072	52	74,478	13,980	4,954	9,026	83,504	20,020

OGB	81,908	17,127	136	64,645	9,168	4,078	5,090	69,735	16,871

CBG	124,200	36,884	161	87,155	9,046	3,120	5,926	93,081	45,502

Total	$641,451	$132,983	$756	$507,712	$105,347	$17,074	$88,273	$595,985	$159,724

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of March 31, 2012:	(Dollars in thousands)

AUB	$33,063	$2,672	$—	$30,391	$11,842	$—	$11,842	$42,233	$2,648

USB	48,017	5,083	—	42,934	8,401	50	8,351	51,285	6,621

SCB	53,643	5,628	52	47,963	10,833	405	10,428	58,391	7,660

FBJ	38,116	6,994	76	31,046	2,674	534	2,140	33,186	7,540

DBT	245,117	64,530	579	180,008	28,759	2,253	26,506	206,514	65,932

TBC	74,893	14,052	292	60,549	6,678	880	5,798	66,347	18,166

HTB	106,730	23,637	73	83,020	17,755	8,055	9,700	92,720	29,997

OGB	96,271	27,105	190	68,976	12,049	7,037	5,012	73,988	30,126

CBG	164,541	55,830	221	108,490	13,792	7,766	6,026	114,516	51,326

Total	$860,391	$205,531	$1,483	$653,377	$112,783	$26,980	$85,803	$739,180	$220,016

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

Total Amounts	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$4,052	$23,050	$2,818

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	1,600	13,190	1,410

Amounts reflected in the Company’s Statement of Earnings	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$810	$4,610	$564

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	320	2,638	282

A rollforward of acquired loans with deterioration of credit quality for the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012 is shown below:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Balance, January 1	$282,737	$307,790	$307,790
Change in estimate of cash flows, net of charge-offs or recoveries	(5,391)	(17,712)	(3,388)
Additions due to acquisitions	—	73,414	73,414
Other (loan payments, transfers, etc.)	(22,279)	(80,755)	(9,451)

Ending balance	$255,067	$282,737	$368,365

A rollforward of acquired loans without deterioration of credit quality for the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012 is shown below:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Balance, January 1	$228,602	$266,966	$266,966
Change in estimate of cash flows, net of charge-offs or recoveries	(2,625)	1,376	222
Additions due to acquisitions	—	51,368	51,367
Other (loan payments, transfers, etc.)	(20,229)	(91,108)	(19,684)

Ending balance	$205,748	$228,602	$298,871

The following is a summary of changes in the accretable discounts of acquired loans during the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Balance, January 1	$16,698	$29,537	$29,537
Additions due to acquisitions	—	9,863	9,863
Accretion	(7,218)	(45,752)	(12,051)
Other activity, net	4,052	23,050	2,818

Ending balance	$13,532	$16,698	$30,167

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. Changes in the FDIC shared-loss receivable for the three months ended March 31, 2013, for the year ended December 31, 2012 and for the three months ended March 31, 2012 are as follows:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Balance, January 1	$159,724	$242,394	$242,394
Indemnification asset recorded in acquisitions	—	52,654	52,654
Payments received from FDIC	(6,324)	(128,730)	(71,169)
Effect of change in expected cash flows on covered assets	7,579	(6,594)	(3,863)

Ending balance	$160,979	$159,724	$220,016

NOTE 5 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended March 31,
	2013	2012
	(share data in thousands)
Basic shares outstanding	23,868	23,762
Plus: Dilutive effect of ISOs	63	105
Plus: Dilutive effect of Restricted Grants	315	49

Diluted shares outstanding	24,246	23,916

For the quarter ended March 31, 2013 and 2012, the Company has excluded 408,000 and 476,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 6 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At March 31, 2013 and December 31, 2012, there were no outstanding borrowings with the Company’s correspondent banks. At March 31, 2012, there were $3.8 million outstanding borrowings with the Company’s correspondent banks. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012

Commitments to extend credit	$190,813	$180,733	$156,330

Standby letters of credit	$6,747	$6,788	$8,349

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2013 and 2012.

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2012	$856	$6,440	$7,296
Current year changes	(94)	(689)	(783)

Balance, March 31, 2012	$762	$5,751	$6,513

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$(23)	$6,630	$6,607
Reclassification for gains included in net income	—	(112)	(112)
Current year changes	208	(429)	(221)

Balance, March 31, 2013	$185	$6,089	$6,274

NOTE 9 – SUBSEQUENT EVENT

On May 2, 2013, the Company announced the signing of a definitive merger agreement under which the Company will acquire The Prosperity Banking Company (“Prosperity”), the parent company of Prosperity Bank. Upon completion of the holding company merger, Prosperity Bank will be merged with and into Ameris Bank. Prosperity currently operates 12 banking locations in Bay, Duval, Flagler, Putnam, St. Johns and Volusia counties, Florida. As of December 31, 2012, Prosperity reported assets of $742 million, loans of $464 million and deposits of $478 million.

Under the terms of the merger agreement, Prosperity shareholders will have the option to elect to receive either 3.125 shares of Ameris common stock or $41.50 in cash for each share of Prosperity common stock, subject to the requirement that no more than 50% of the overall consideration will be in the form of cash. The transaction is expected to close in the third quarter of 2013 and is subject to customary closing conditions, regulatory approvals and approval by the shareholders of Prosperity.

Assuming that all consideration is paid with shares of Ameris common stock, based on the closing price of the Company’s common stock on May 1, 2013, the transaction would be valued at approximately $15.7 million and represents 89% of Prosperity’s tangible book value as of December 31, 2012. The purchase price will be allocated to the assets purchased as appropriate with the remaining amounts being reported as goodwill. The Company will not be able to make the remaining disclosures required by purchase accounting standards until the transaction closes.

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

	2013	2012
(in thousands, except share data, taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations:
Net interest income	$28,338	$29,559	$28,238	$28,881	$27,727
Net interest income (tax equivalent)	28,695	29,898	28,420	29,058	27,655
Provision for loan losses	2,923	4,442	6,540	7,225	12,882
Non-interest income	11,360	11,904	9,831	8,875	27,264
Non-interest expense	28,884	29,791	28,810	26,623	34,246
Income tax expense	2,606	2,558	816	1,413	2,498
Preferred stock dividends	441	1,118	827	817	815
Net income available to common Shareholders	4,844	3,554	1,076	1,678	4,550
Selected Average Balances:
Loans, net of unearned income	$1,488,326	$1,471,065	$1,430,227	$1,378,448	$1,329,146
Covered loans	491,691	519,892	574,897	601,802	602,353
Investment securities	340,564	352,790	364,786	370,928	356,112
Earning assets	2,428,720	2,503,381	2,502,908	2,505,744	2,482,070
Assets	2,875,274	2,985,116	2,935,715	2,966,527	2,978,469
Deposits	2,511,511	2,604,320	2,616,866	2,591,607	2,589,978
Common shareholders’ equity	251,214	240,787	242,614	243,463	242,817
Period-End Balances:
Loans, net of unearned income	$1,492,753	$1,450,635	$1,439,862	$1,365,489	$1,323,844
Covered loans	460,724	507,712	546,234	601,737	653,377
Earning assets	2,401,043	2,547,719	2,443,040	2,465,116	2,558,047
Total assets	2,861,651	3,019,052	2,949,383	2,920,311	3,043,234
Deposits	2,489,973	2,624,663	2,580,117	2,544,672	2,665,360
Common shareholders’ equity	255,969	251,355	247,999	249,895	246,813
Per Common Share Data:
Earnings per share – Basic	$0.20	$0.15	$0.05	$0.07	$0.19
Earnings per share – Diluted	0.20	0.15	0.04	0.07	0.19
Common book value per share	10.72	10.56	10.41	10.49	10.36
End of period shares outstanding	23,875,680	23,799,768	23,819,144	23,819,144	23,814,144
Weighted average shares outstanding
Basic	23,867,691	23,815,583	23,819,144	23,818,814	23,762,196
Diluted	24,246,346	23,857,095	23,973,369	23,973,039	23,916,421
Market Data:
High closing price	$14.51	$12.71	$12.88	$13.40	$13.32
Low closing price	12.79	10.50	11.27	10.88	10.34
Closing price for quarter	14.35	12.49	12.59	12.60	13.14
Average daily trading volume	51,887	48,295	45,543	58,370	59,139
Cash dividends per share	—	—	—	—	—
Stock dividend	—	—	—	—	—
Price to earnings	17.94	20.82	78.69	45.00	17.29
Closing price to book value	1.34	1.18	1.21	1.20	1.27
Performance Ratios:
Return on average assets	0.75%	0.62%	0.26%	0.34%	0.72%
Return on average common equity	8.53%	7.72%	3.12%	4.12%	8.89%
Average loan to average deposits	78.84%	76.45%	76.62%	76.41%	74.58%
Average equity to average assets	9.70%	9.39%	10.01%	9.93%	9.86%
Net interest margin (tax equivalent)	4.79%	4.75%	4.52%	4.66%	4.48%
Efficiency ratio (tax equivalent)	72.76%	71.85%	75.68%	70.51%	62.28%

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2013, as compared to December 31, 2012, and operating results for the three month periods ended March 31, 2013 and 2012. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2013

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $4.8 million, or $0.20 per diluted share, for the quarter ended March 31, 2013, compared to $4.6 million, or $0.19 per diluted share, for the same quarter in 2012. The Company’s return on average assets and average stockholders’ equity in the first quarter of 2013 was 0.75% and 8.53%, respectively, compared to 0.72% and 8.89%, respectively, in the first quarter of 2012. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities and mortgage banking activities of the Company.

	Retail Banking	Mortgage Banking	Total
	(in thousands)
As of March 31, 2013:
Net interest income	$27,766	$572	$28,338
Provision for loan losses	2,923	—	2,923
Non-interest income	6,896	4,461	11,360
Non-interest expense
Salaries and employee benefits	11,037	2,769	13,806
Occupancy	2,765	166	2,931
Data Processing	2,471	99	2,570
Other expenses	8,890	687	9,577

Total non-interest expense	25,163	3,721	28,884

Income before income taxes	6,576	1,315	7,891
Income tax expense	2,146	460	2,606
Net income	4,430	855	5,285
Preferred stock dividends	441	—	441

Net income available to common Shareholders	$3,989	$855	$4,844

	Retail Banking	Mortgage Banking	Total
	(in thousands)
As of March 31, 2012:
Net interest income	$27,586	$141	$27,727
Provision for loan losses	128823	—	12,882
Non-interest income	25,789	1,475	27,264
Non-interest expense
Salaries and employee benefits	10,262	1,184	11,446
Occupancy	3,253	82	3,335
Data Processing	1,880	45	1,925
Other expenses	17,368	172	17,540

Total non-interest expense	32,763	1,483	34,246

Income before income taxes	7,730	133	7,863
Income tax expense	2,451	47	2,498
Net income	5,279	86	5,365
Preferred stock dividends	815	—	815

Net income available to common Shareholders	$4,464	$86	$4,550

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the first quarter of 2013 was $28.7 million, an increase of $1.0 million compared to the same quarter in 2012. Significant increases in the Company’s net interest margin have been the result of flat yields on all classes of earning assets complemented by steady decreases in the Company’s cost of funds. The Company’s net interest margin increased during the first quarter of 2013 to 4.79%, compared to 4.48% during the first quarter of 2012. Steady improvements in the earning asset mix and decreased funding costs have positively impacted the Company’s net interest margin over the past year.

Total interest income, on a tax equivalent basis, during the first quarter of 2013 was $31.2 million compared to $32.3 million in the same quarter of 2012. Yields on earning assets fell slightly to 5.21%, compared to 5.22% reported in the first quarter of 2012. During the first quarter of 2013, loans comprised 81.5% of earning assets, compared to 77.8% in the same quarter of 2012. Increased lending activities have provided opportunities to begin to grow the legacy loan portfolio. Yields on legacy loans increased slightly to 5.58% in the first quarter of 2013, compared to 5.57% in the same period of 2012. Covered loan yields declined from 7.33% in the first quarter of 2012 to 7.23% in the first quarter of 2013. Management anticipates improving economic conditions and increased loan demand will provide opportunities to invest a portion of the short-term assets at higher yields.

Total funding costs declined to 0.40% in the first quarter of 2013, compared to 0.69% during the first quarter of 2012. Deposit costs decreased from 0.63% in the first quarter of 2012 to 0.36% in the first quarter of 2013. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 72.1% of total deposits in the first quarter of 2013, compared to 66.0% during the first quarter of 2012. Lower costs on deposits were realized due mostly to the lower rate environment and the Company’s ability to be less competitive on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the first quarter of 2013 and 2012 are shown below:

	March 31, 2013		March 31, 2012
(Dollars in Thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$633,313	0.19%	$619,047	0.34%
MMDA	592,842	0.36%	598,956	0.56%
Savings	102,380	0.11%	87,219	0.16%
Retail CDs < $100,000	313,191	0.64%	373,519	1.01%
Retail CDs > $100,000	368,577	0.78%	444,838	1.12%
Brokered CDs	19,448	3.52%	61,287	3.29%

Interest bearing deposits	$2,029,751	0.44%	$2,184,866	0.75%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the first quarter of 2013 amounted to $2.9 million, compared to $4.4 million in the fourth quarter of 2012 and to $12.9 million in the first quarter of 2012. Although the Company has experienced improving trends in criticized and classified assets for several quarters, provision for loan losses has still been required to account for continued devaluation of real estate collateral. At March 31, 2013, classified loans still accruing totaled $28.6 million, compared to $32.4 million at March 31, 2012. Non-covered non-accrual loans at March 31, 2013 totaled $37.5 million, a 28.3% decrease from $52.3 million reported at the end of the first quarter of 2012.

At March 31, 2013, OREO (excluding covered OREO) totaled $40.4 million, compared to $36.4 million at March 31, 2012. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of 3-6 months, the liquidation of properties varies from 85% to 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the first quarter of 2013, total non-covered non-performing assets decreased to 2.72% of total assets compared to 2.91% at March 31, 2012. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the first quarter of 2013 decreased to $2.8 million, or 0.76% of loans on an annualized basis, compared to $19.1 million, or 5.79% of loans, in the first quarter of 2012. The increased level of charge-offs in the first quarter of 2012 relates to the Company’s bulk sale of non-performing loans during that quarter. Excluding amounts charged-off in the bulk sale, the Company’s net charge-offs would have been $8.7 million, or 2.65% of loans on an annualized basis for the first quarter of 2012. The Company’s allowance for loan losses at March 31, 2013 was $23.4 million, or 1.57% of total loans, compared to $28.7 million, or 2.17% of total loans, at March 31, 2012.

Non-interest Income

Total non-interest income for the first quarter of 2013 was $11.4 million, compared to $27.3 million in the first quarter of 2012. The Company recorded a $20.0 million gain on acquisition in the first quarter of 2012. Excluding the gain on acquisition, non-interest income increased $4.1 million, or 57.2%, in the first quarter of 2013, compared to the first quarter of 2012. Income from mortgage related activities continued to increase as a result of the Company’s increased number of mortgage bankers and higher level of productions. Service charges on deposit accounts in the first quarter of 2013 increased to $4.8 million, compared to $4.4 million in the first quarter of 2012. This increase was driven by higher balances in accounts subject to service charges and continued growth of core accounts through the Company’s FDIC-assisted acquisition strategy.

Non-interest Expense

Total non-interest expense for the first quarter of 2013 decreased to $28.9 million, compared to $34.2 million at the same time in 2012. Salaries and employee benefits increased from $11.4 million in the first quarter of 2012 to $13.8 million in the first quarter of 2013. The majority of the increase is due to the reinstatement of foregone compensation (including incentive accruals and board fees) during 2012. Occupancy and equipment expense decreased during the quarter from $3.3 million in the first quarter of 2012 to $2.9 million in the first quarter of 2013. Total data processing and telecommunications expense in the first quarter of 2013 was $2.6 million, compared to $1.9 million in the first quarter of 2012. Credit related expenses in the first quarter of 2013 totaled $4.8 million, compared to $12.7 million in the first quarter of 2012. The elevated credit costs in the first quarter of 2012 related to the Company’s bulk sale of problem assets during that quarter.

Income taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2013, the Company reported income tax expense of $2.6 million, compared to $2.5 million in the same period of 2012. The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 33.0% and 31.8%, respectively.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2013, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2013, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
March 31, 2013:
U.S. government agencies	$5,000	$5,015	1.50%	0.82	$5,000
State, county and municipal securities	$110,628	$115,532	3.77%	5.75	$8,698
Corporate debt securities	$10,542	$10,297	6.63%	7.42	$—
Mortgage-backed securities	$188,492	$193,185	2.44%	3.41	$42,921

Total debt securities	$314,662	$324,029	3.04%	4.33	$56,619

March 31, 2012:
U.S. government agencies	$28,634	$28,848	1.55%	1.42	$18,000
State, county and municipal securities	$78,440	$81,997	4.59%	6.04	$6,017
Corporate debt securities	$11,639	$11,385	6.80%	7.20	$1,350
Mortgage-backed securities	$244,232	$249,561	2.88%	2.82	$75,992

Total debt securities	$362,945	$371,791	3.28%	3.54	$101,359

Loans and Allowance for Loan Losses

At March 31, 2013, gross loans outstanding (including covered loans and mortgage loans held for sale) were $2.00 billion, a slight increase compared to the $1.99 billion reported at December 31, 2012. Mortgage loans held for sale decreased from $48.8 million at December 31, 2012 to $42.3 million at March 31, 2013. Other non-covered loans increased $42.1 million, from $1.45 billion at December 31, 2012 to $1.49 billion at March 31, 2013. Covered loans decreased $47.0 million, from $507.7 million at December 31, 2012 to $460.7 million at March 31, 2013.

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

The allowance for loan losses is established by examining (1) the large classified loans, nonaccrual loans and loans considered impaired and evaluating them individually to determine the specific reserve allocation and (2) the remainder of the loan portfolio to allocate a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. The Company also considers other factors such as changes in lending policies and procedures; changes in national, regional and/or local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of either the bank president or lending staff; changes in the volume and severity of past due and classified loans; changes in the quality of the Company’s corporate loan review system; and other factors management deems appropriate.

For the three month period ended March 31, 2013, the Company recorded net charge-offs totaling $2.8 million, compared to $19.1 million for the period ended March 31, 2012. The provision for loan losses for the three months ended March 31, 2013 decreased to $2.6 million, compared to $12.6 million during the three month period ended March 31, 2012. Increased levels of charge-offs and provision expense in the first quarter of 2012 relates almost entirely to the Company’s bulk sale of non-performing loans during that quarter. At the end of the first quarter of 2013, the allowance for loan losses totaled $23.4 million, or 1.57% of total loans, compared to $23.6 million, or 1.63% of total loans, at December 31, 2012 and $28.7 million, or 2.17% of total loans, at March 31, 2012.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2013 and March 31, 2012:

(Dollars in Thousands)	March 31, 2013	March 31, 2012
Balance of allowance for loan losses at beginning of period	$23,593	$35,156
Provision charged to operating expense	2,603	12,600
Charge-offs:
Commercial, financial and agricultural	410	155
Real estate – residential	779	2,123
Real estate – commercial and farmland	1,025	12,964
Real estate – construction and development	655	3,930
Consumer installment	167	165
Other	—	—

Total charge-offs	3,036	19,337

Recoveries:
Commercial, financial and agricultural	84	48
Real estate – residential	85	141
Real estate – commercial and farmland	3	16
Real estate – construction and development	2	17
Consumer installment	48	48
Other	—	—

Total recoveries	222	270

Net charge-offs	2,814	19,067

Balance of allowance for loan losses at end of period	$23,382	$28,689

Net annualized charge-offs as a percentage of average loans	0.76%	5.79%
Allowance for loan losses as a percentage of loans at end of period	1.57%	2.17%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $460.7 million, $507.7 million and $653.4 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. OREO that is covered by the loss- sharing agreements with the FDIC totaled $77.9 million, $88.3 million and $85.8 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at March 31, 2013, December 31, 2012 and March 31, 2012 was $161.0 million, $159.7 million and $220.0 million, respectively.

The Company recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012, the Company recorded provision for loan loss expense of $320,000, $2.6 million and $282,000, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commercial, financial and agricultural	$28,568	$32,606	$43,157
Real estate – construction and development	57,114	70,184	93,430
Real estate – commercial and farmland	260,159	278,506	350,244
Real estate – residential	113,668	125,056	162,768
Consumer installment	1,215	1,360	3,778

	$460,724	$507,712	$653,377

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

At March 31, 2013, nonaccrual loans totaled $37.5 million, a decrease of approximately $1.4 million since December 31, 2012. The decrease in nonaccrual loans is due to the sale of problem assets during the first quarter of 2013 and a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 2.72%, 2.61% and 2.91% at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Non-performing assets at March 31, 2013, December 31, 2012 and March 31, 2012 were as follows:

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Total nonaccrual loans	$37,476	$38,885	$52,258
Accruing loans delinquent 90 days or more	—	—	—
Other real estate owned and repossessed collateral	40,434	39,850	36,414

Total non-performing assets	$77,910	$78,735	$88,672

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of accruing troubled debt restructurings by loan class at March 31, 2013, December 31, 2012 and March 31, 2012:

	March 31,2013		December 31,2012		March 31, 2012
	(in thousands)
Loan class:	#	Balance	#	Balance	#	Balance
Commercial, financial & agricultural	5	$799	5	$802	—	$—
Real estate – construction & development	5	1,883	5	1,735	6	1,305
Real estate – commercial & farmland	16	8,878	16	8,947	18	17,765
Real estate – residential	26	6,953	28	7,254	22	7,778
Consumer installment	—	—	1	6	—	—

Total	52	$18,513	55	$18,744	46	$26,848

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

The CRE guidance is applicable when either:

(1)	total loans for construction, land development and other land, net of owner occupied loans, represent 100% or more of a bank’s total risk-based capital; or

(2)	total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development and other land, net of owner occupied loans, represent 300% or more of a bank’s total risk-based capital.

Banks that are subject to the CRE guidance’s criteria are required to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

As of March 31, 2013, the Company exhibited a concentration in CRE loans based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2013 and December 31, 2012. The loan categories and concentrations below are based on Federal Reserve Call codes and include covered loans.

	March 31, 2013		December 31, 2012
(Dollars in Thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$187,275	10%	$184,383	9%
Multi-family loans	69,273	3%	60,111	3%
Nonfarm non-residential loans	957,205	49%	950,910	49%

Total CRE Loans	$1,213,753	62%	$1,195,404	61%
All other loan types	739,724	38%	762,943	39%

Total Loans	$1,953,477	100%	$1,958,347	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of March 31, 2013 and December 31, 2012.

	Internal	March 31, 2013	December 31, 2012
	Limit	Actual	Actual
Construction and development	100%	66%	66%
Commercial real estate	300%	236%	237%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest bearing balances. At March 31, 2013, the Company’s short-term investments were $81.2 million, compared to $193.7 million and $194.2 million at December 31, 2012 and March 31, 2012, respectively. At March 31, 2013, all of the balance was comprised of interest bearing balances, the majority of which were at the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company had a cash flow hedge with a notional amount of $37.1 million at March 31, 2013, December 31, 2012 and March 31, 2012 for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of these instruments amounted to a liability of approximately $2.6 million, $3.0 million and $2.1 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The Company also had forward contracts with a fair value of approximately $1.6 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively, to hedge changes in the value of the mortgage inventory due to changes in market interest rates. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

As of March 31, 2013, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at March 31, 2013, December 31, 2012 and March 31, 2012.

	March 31, 2013	December 31, 2012	March 31, 2012
Leverage Ratio(tier 1 capital to average assets)
Consolidated	10.93%	10.34%	11.01%
Ameris Bank	10.88	10.30	10.93
Core Capital Ratio(tier 1 capital to risk weighted assets)
Consolidated	17.49	17.49	19.12
Ameris Bank	17.43	17.40	19.01
Total Capital Ratio(total capital to risk weighted assets)
Consolidated	18.74	18.74	20.38
Ameris Bank	18.68	18.65	20.27

Capital Purchase Program

On November 21, 2008, the Company, pursuant to the Capital Purchase Program established in connection with the Troubled Asset Relief Program, issued and sold to the U.S. Treasury, for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of our common stock at an exercise price of $11.48 per share. On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering. On August 22, 2012, the Company repurchased the Warrant from the Treasury for $2.67 million, and in December 2012, the Company repurchased 24,000 of the outstanding Preferred Shares.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. There were no outstanding borrowings with the Company’s correspondent banks at March 31, 2013 and December 31, 2012. At March 31, 2012, there were $3.8 million outstanding borrowings with the Company’s correspondent banks.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment securities available for sale to total deposits	13.01%	13.22%	13.99%	14.42%	13.95%
Loans (net of unearned income) to total deposits(1)	59.95%	55.27%	55.81%	53.66%	49.67%
Interest-earning assets to total assets	83.90%	84.39%	82.83%	84.41%	84.06%
Interest-bearing deposits to total deposits	80.28%	80.54%	82.00%	83.14%	83.32%

(1)	Loans exclude covered assets where appropriate

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2013 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At March 31, 2013, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. The Company also had forward contracts with a fair value of approximately $1.6 million at March 31, 2013 to hedge changes in the value of the mortgage inventory due to changes in market interest rates. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company’s asset/liability management program, the timing of repriced assets and liabilities is referred to as “Gap management.”

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

During the quarter ended March 31, 2013, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report with respect to the period covered by this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

AMERIS BANCORP
Date: May 10, 2013
/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President and Chief Financial Officer
(duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended March 31, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. (1)

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.