Form 10-Q
period 2013-06-30
Ameris Bancorp
filed 2013-08-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 23,898,392 shares of Common Stock outstanding as of July 30, 2013.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2013	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$50,343	$80,256	$60,126
Federal funds sold and interest-bearing accounts	43,904	193,677	111,251
Investment securities available for sale, at fair value	316,168	346,909	366,980
Other investments	7,764	6,832	7,884
Mortgage loans held for sale	62,580	48,786	19,659

Loans	1,555,827	1,450,635	1,365,489
Covered loans	443,517	507,712	601,737
Less: allowance for loan losses	24,217	23,593	26,198

Loans, net	1,975,127	1,934,754	1,941,028

Other real estate owned	39,885	39,850	36,397
Covered other real estate owned	62,178	88,273	83,467

Total other real estate owned	102,063	128,123	119,864

FDIC loss-share receivable	105,513	159,724	203,801
Premises and equipment, net	70,167	75,983	75,192
Intangible assets, net	2,318	3,040	3,767
Goodwill	956	956	956
Cash value of bank owned life insurance	47,495	15,603	—
Other assets	24,277	24,409	9,803

Total assets	$2,808,675	$3,019,052	$2,920,311

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$475,445	$510,751	$429,113
Interest-bearing	1,967,658	2,113,912	2,115,559

Total deposits	2,443,103	2,624,663	2,544,672
Securities sold under agreements to repurchase	19,142	50,120	19,800
Other borrowings	—	—	3,810
Other liabilities	16,384	22,983	8,821
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,520,898	2,740,035	2,619,372

Commitments and contingencies

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 28,000, 28,000 and 52,000 shares issued and outstanding	27,845	27,662	51,044
Common stock, par value $1; 100,000,000 shares authorized; 25,257,669, 25,154,818 and 25,155,318 issued	25,258	25,155	25,155
Capital surplus	165,484	164,949	166,685
Retained earnings	76,790	65,710	61,081
Accumulated other comprehensive income	3,582	6,607	7,805
Treasury stock, at cost, 1,363,342, 1,355,050 and 1,336,174 shares	(11,182)	(11,066)	(10,831)

Total stockholders’ equity	287,777	279,017	300,939

Total liabilities and stockholders’ equity	$2,808,675	$3,019,052	$2,920,311

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$29,859	$30,334	$58,575	$59,816
Interest on taxable securities	1,719	2,187	3,416	4,496
Interest on nontaxable securities	344	374	719	739
Interest on deposits in other banks and federal funds sold	29	112	114	238

Total interest income	31,951	33,007	62,824	65,289

Interest expense
Interest on deposits	2,083	3,635	4,309	7,719
Interest on other borrowings	392	491	701	962

Total interest expense	2,475	4,126	5,010	8,681

Net interest income	29,476	28,881	57,814	56,608
Provision for loan losses	4,165	7,225	7,088	20,107

Net interest income after provision for loan losses	25,311	21,656	50,726	36,501

Noninterest income
Service charges on deposit accounts	4,695	4,770	9,532	9,156
Mortgage banking activity	5,001	3,006	9,465	4,481
Other service charges, commissions and fees	617	322	946	713
Gain on acquisitions	—	—	—	20,037
Gain (loss) on sale of securities	(1)	—	171	—
Other noninterest income	1,072	777	2,630	1,752

Total noninterest income	11,384	8,875	22,744	36,139

Noninterest expense
Salaries and employee benefits	13,381	12,125	27,187	23,571
Equipment and occupancy expenses	2,978	2,880	5,909	6,215
Amortization of intangible assets	358	412	722	632
Data processing and telecommunications expenses	2,836	2,905	5,406	4,830
Advertising and marketing expenses	327	364	582	713
Other non-interest expenses	6,808	7,937	15,766	24,908

Total noninterest expense	26,688	26,623	55,572	60,869

Income before income tax expense	10,007	3,908	17,898	11,771
Applicable income tax expense	3,329	1,413	5,935	3,911

Net income	6,678	2,495	11,963	7,860
Less preferred stock dividends	442	817	883	1,632

Net income available to common shareholders	$6,236	$1,678	$11,080	$6,228

Other comprehensive income
Unrealized holding gain (loss) arising during period on investment securities available for sale, net of tax	(3,689)	1,934	(4,118)	1,244
Reclassification adjustment for losses (gains) included in earnings, net of tax	1	—	(111)	—
Unrealized gain (loss) on cash flow hedges arising during period, net of tax	995	(642)	1,204	(735)

Other comprehensive income (loss)	(2,693)	1,292	(3,025)	509

Total comprehensive income	$3,985	$3,787	$8,938	$8,369

Basic and diluted earnings per share	$0.26	$0.07	$0.46	$0.26

Weighted average common shares outstanding
Basic	23,879	23,819	23,873	23,791
Diluted	24,288	23,973	24,282	23,945

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Issued at beginning of period	28,000	$27,662	52,000	$50,727
Accretion of fair value of warrant	—	183	—	317

Issued at end of period	28,000	$27,845	52,000	$51,044

COMMON STOCK
Issued at beginning of period	25,154,818	$25,155	25,087,468	$25,087
Issuance of restricted shares	83,400	83	67,450	67
Cancellation of restricted shares	(1,000)	(1)	—	—
Proceeds from exercise of stock options	20,451	21	400	1

Issued at end of period	25,257,669	$25,258	25,155,318	$25,155

CAPITAL SURPLUS
Balance at beginning of period		$164,949		$166,639
Stock-based compensation		395		111
Proceeds from exercise of stock options		222		2
Issuance of restricted shares		(83)		(67)
Cancellation of restricted shares		1		—

Balance at end of period		$165,484		$166,685

RETAINED EARNINGS
Balance at beginning of period		$65,710		$54,852
Net income		11,963		7,860
Dividends on preferred shares		(700)		(1,314)
Accretion of fair value of warrant		(183)		(317)

Balance at end of period		$76,790		$61,081

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$6,607		$7,296
Other comprehensive income (loss)		(3,025)		509

Balance at end of period		$3,582		$7,805

TREASURY STOCK
Balance at beginning of period		$11,066		$10,831
Purchase of treasury shares		116		—

Balance at end of period		$11,182		$10,831

TOTAL STOCKHOLDERS’ EQUITY		$287,777		$300,939

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$11,963	$7,860
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	2,468	2,331
Net gains on sale or disposal of premises and equipment	(221)	(1)
Net losses or write-downs on sale of other real estate owned	3,599	8,065
Provision for loan losses	7,088	20,107
Gain on acquisitions	—	(20,037)
Amortization of intangible assets	722	632
Net change in mortgage loans held for sale	(13,794)	(8,096)
Net gains on securities available for sale	(171)	—
Change in other prepaids, deferrals and accruals, net	12,040	14,163

Net cash provided by operating activities	23,694	25,024

Cash flows from investing activities, net of effect of business combinations:
Net increase in federal funds sold and interest-bearing deposits	149,773	117,791
Proceeds from maturities of securities available for sale	33,857	52,737
Purchase of securities available for sale	(41,722)	(63,757)
Proceeds from sales of securities available for sale	31,340	28,923
Purchase of bank owned life insurance	(30,000)	—
Net (increase)/decrease in loans	(76,300)	1,691
Proceeds from sales of other real estate owned	38,534	33,920
Proceeds from sales of premises and equipment	1,928	346
Purchases of premises and equipment	(2,117)	(4,744)
Decrease in FDIC loss-share receivable	54,211	91,247
Net cash proceeds received from FDIC-assisted acquisitions	—	65,050

Net cash provided by investing activities	159,504	323,204

Cash flows from financing activities, net of effect of business combinations:
Net decrease in deposits	(181,560)	(307,930)
Net decrease in securities sold under agreements to repurchase	(30,978)	(17,865)
Decrease in other borrowings	—	(26,524)
Dividends paid – preferred stock	(700)	(1,314)
Purchase of treasury shares	(116)	—
Proceeds from exercise of stock options	243	3

Net cash used in financing activities	(213,111)	(353,630)

Net decrease in cash and due from banks	(29,913)	(5,402)

Cash and due from banks at beginning of period	80,256	65,528

Cash and due from banks at end of period	$50,343	$60,126

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the period for:
Interest	$5,371	$9,928
Income taxes	$8,356	$48
Loans transferred to other real estate owned	$28,839	$30,375

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2013, the Bank operated 56 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within the Company’s established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Newly Adopted Accounting Pronouncements

ASU 2013-11 - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

ASU 2011-08 - Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 grants an entity the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This conclusion can be used as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required in Topic 350. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of income under the heading “Interest income - interest and fees on loans”. The servicing value is included in the fair value of the Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.

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

Mortgage Loans Held for Sale: The fair value of mortgage loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of June 30, 2013, December 31, 2012 and June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at June 30, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,975,127	$—	$1,512,681	$488,271	$2,000,952

Financial liabilities:
Deposits	2,443,103	—	2,444,263	—	2,444,263

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,934,754	$—	$1,406,366	$560,226	$1,966,592

Financial liabilities:
Deposits	2,624,663	—	2,624,883	—	2,624,883

		Fair Value Measurements at June 30, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,941,028	$—	$1,313,527	$662,014	$1,975,541

Financial liabilities:
Deposits	2,544,672	—	2,546,740	—	2,546,740
Other borrowings	3,810	3,835	—	—	3,835

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2013, December 31, 2012 and June 30, 2012 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of June 30, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$14,335	$—	$14,335	$—
State, county and municipal securities	112,759	2,447	110,312	—
Corporate debt securities	10,090	—	8,090	2,000
Mortgage-backed securities	178,984	—	178,984	—
Mortgage loans held for sale	62,580	—	62,580	—

Total recurring assets at fair value	$378,748	$2,447	$374,301	$2,000

Derivative financial instruments	$916	$—	$916	$—

Total recurring liabilities at fair value	$916	$—	$916	$—

	Fair Value Measurements on a Recurring Basis As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$6,870	$—	$6,870	$—
State, county and municipal securities	114,390	4,854	109,536	—
Corporate debt securities	10,328	—	8,328	2,000
Mortgage-backed securities	215,321	23,893	191,428	—
Mortgage loans held for sale	48,786	—	48,786	—

Total recurring assets at fair value	$395,695	$28,747	$364,948	$2,000

Derivative financial instruments	$2,978	$—	$2,978	$—

Total recurring liabilities at fair value	$2,978	$—	$2,978	$—

	Fair Value Measurements on a Recurring Basis As of June 30, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$8,898	$—	$8,898	$—
State, county and municipal securities	100,327	5,432	94,895	—
Corporate debt securities	11,506	250	9,256	2,000
Mortgage-backed securities	246,249	5,086	241,163	—
Mortgage loans held for sale	19,659	—	19,659	—

Total recurring assets at fair value	$386,639	$10,768	$373,871	$2,000

Derivative financial instruments	$2,970	$—	$2,970	$—

Total recurring liabilities at fair value	$2,970	$—	$2,970	$—

The following table is a presentation of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2013, December 31, 2012 and June 30, 2012 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$44,754	$—	$—	$44,754
Other real estate owned	39,885	—	—	39,885
Covered loans	443,517	—	—	443,517
Covered other real estate owned	62,178	—	—	62,178

Total non-recurring assets at fair value	$590,334	$—	$—	$590,334

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$52,514	$—	$—	$52,514
Other real estate owned	39,850	—	—	39,850
Covered loans	507,712	—	—	507,712
Covered other real estate owned	88,273	—	—	88,273

Total nonrecurring assets at fair value	$688,349	$—	$—	$688,349

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$60,277	$—	$—	$60,277
Other real estate owned	40,018	—	—	40,018
Covered loans	601,737	—	—	601,737
Covered other real estate owned	83,467	—	—	83,467

Total nonrecurring assets at fair value	$785,499	$—	$—	$785,499

Below is the Company’s reconciliation of Level 3 assets as of June 30, 2013.

	Investment Securities Available for Sale	Impaired Loans Carried at Fair Value	Other Real Estate Owned	Covered Loans	Covered Other Real Estate Owned

Beginning balance January 1, 2013	$2,000	$52,514	$39,850	$507,712	$88,273
Total gains/(losses) included in net income	—	—	(409)	—	(3,191)
Purchases, sales, issuances, and settlements, net	—	(2,196)	(5,120)	(40,921)	(46,178)
Transfers in or out of Level 3	—	(5,564)	5,564	(23,274)	23,274

Ending balance June 30, 2013	$2,000	$44,754	$39,885	$443,517	$62,178

NOTE 2 – PENDING MERGER AND ACQUISITION

On May 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Prosperity Banking Company (“Prosperity”), a bank holding company headquartered in Saint Augustine, Florida. Prosperity Bank is a wholly-owned bank subsidiary of Prosperity. Prosperity Bank has a total of 12 banking locations, with the majority of the franchise concentrated in northeast Florida. As of December 31, 2012, Prosperity reported assets of $742 million, loans of $464 million and deposits of $478 million. Under the terms of the Merger Agreement, Prosperity will merge with and into Ameris, with Ameris as the surviving entity in the merger. In addition, Prosperity Bank will be merged with and into the Bank, with the Bank as the surviving entity.

Pursuant to the terms of the Merger Agreement, Prosperity shareholders will have the option to elect to receive either 3.125 shares of the Company’s common stock or $41.50 in cash for each share of Prosperity common stock they hold, subject to the requirement that no more than 50% of the outstanding shares of Prosperity may receive cash. Assuming 100% stock consideration, the transaction would be valued at approximately $15.7 million, based on the Company’s closing stock price of $13.32 on May 1, 2013 and Prosperity’s common shares outstanding of 377,960 as of that date.

Consummation of the merger is subject to customary conditions, including, among others, approval of the Merger Agreement by Prosperity’s shareholders and the receipt of required regulatory approvals. The transaction is expected to close during the third or fourth quarter of 2013.

NOTE 3 – INVESTMENT SECURITIES

The Company’s investment policy blends the Company’s liquidity needs and interest rate risk management with its desire to increase income and provide funds for expected growth in loans. The investment securities portfolio consists primarily of U.S. government sponsored mortgage-backed securities and agencies, state, county and municipal securities and corporate debt securities. The Company’s portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited. For the small portion of the Company’s portfolio found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2013, December 31, 2012 and June 30, 2012 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2013:
U.S. government agencies	$14,944	$—	$(609)	$14,335
State, county and municipal securities	109,793	3,708	(742)	112,759
Corporate debt securities	10,543	311	(764)	10,090
Mortgage-backed securities	177,196	3,824	(2,036)	178,984

Total securities	$312,476	$7,843	$(4,151)	$316,168

December 31, 2012:
U.S. government agencies	$6,605	$271	$(6)	$6,870
State, county and municipal securities	109,736	4,864	(210)	114,390
Corporate debt securities	10,545	330	(547)	10,328
Mortgage-backed securities	209,824	5,701	(204)	215,321

Total securities	$336,710	$11,166	$(967)	$346,909

June 30, 2012:
U.S. government agencies	$8,602	$296	$—	$8,898
State, county and municipal securities	95,354	5,047	(74)	100,327
Corporate debt securities	11,792	231	(517)	11,506
Mortgage-backed securities	239,412	7,032	(195)	246,249

Total securities	$355,160	$12,606	$(786)	$366,980

The amortized cost and fair value of available-for-sale securities at June 30, 2013 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$3,026	$3,029
Due from one year to five years	37,087	38,668
Due from five to ten years	64,362	64,876
Due after ten years	30,805	30,611
Mortgage-backed securities	177,196	178,984

	$312,476	$316,168

Securities with a carrying value of approximately $224.5 million serve as collateral to secure public deposits and other purposes required or permitted by law at June 30, 2013.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2013, December 31, 2012 and June 30, 2012.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)

June 30, 2013:
U.S. government agencies	$14,335	$(609)	$—	$—	$14,335	$(609)
State, county and municipal securities	36,268	(726)	497	(16)	36,765	(742)
Corporate debt securities	—	—	4,333	(764)	4,333	(764)
Mortgage-backed securities	68,031	(2,036)	925	—	68,956	(2,036)

Total temporarily impaired securities	$118,634	$(3,371)	$5,755	$(780)	$124,389	$(4,151)

December 31, 2012:
U.S. government agencies	$4,994	$(6)	$—	$—	$4,994	$(6)
State, county and municipal securities	15,595	(199)	505	(11)	16,100	(210)
Corporate debt securities	—	—	4,560	(547)	4,560	(547)
Mortgage-backed securities	23,951	(181)	3,617	(23)	27,568	(204)

Total temporarily impaired securities	$44,540	$(386)	$8,682	$(581)	$53,222	$(967)

June 30, 2012:
U.S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	10,342	(74)	—	—	10,342	(74)
Corporate debt securities	—	—	6,562	(517)	6,562	(517)
Mortgage-backed securities	31,680	(167)	5,040	(28)	36,720	(195)

Total temporarily impaired securities	$42,022	$(241)	$11,602	$(545)	$53,624	$(786)

NOTE 4 – LOANS

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Commercial, financial and agricultural	$208,424	$174,217	$174,903
Real estate – construction and development	134,607	114,199	124,556
Real estate – commercial and farmland	788,654	732,322	675,404
Real estate – residential	357,685	346,480	332,124
Consumer installment	36,923	40,178	41,431
Other	29,534	43,239	17,071

	$1,555,827	$1,450,635	$1,365,489

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $443.5 million, $507.7 million and $601.7 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Commercial, financial and agricultural	$27,371	$32,606	$41,372
Real estate – construction and development	52,972	70,184	83,991
Real estate – commercial and farmland	255,102	278,506	322,393
Real estate – residential	107,107	125,056	150,683
Consumer installment	965	1,360	3,298

	$443,517	$507,712	$601,737

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

The following table presents an analysis of non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Commercial, financial and agricultural	$4,326	$4,138	$4,968
Real estate – construction and development	5,448	9,281	8,979
Real estate – commercial and farmland	8,963	11,962	13,728
Real estate – residential	12,423	12,595	15,542
Consumer installment	651	909	1,204

	$31,811	$38,885	$44,421

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Commercial, financial and agricultural	$8,729	$10,765	$13,406
Real estate – construction and development	17,039	20,027	28,225
Real estate – commercial and farmland	47,427	55,946	71,271
Real estate – residential	15,459	28,672	37,669
Consumer installment	285	302	654

	$88,939	$115,712	$151,225

The following table presents an aging analysis of non-covered loans as of June 30, 2013, December 31, 2012 and June 30, 2012.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2013:
Commercial, financial & agricultural	$1,449	$502	$4,013	$5,964	$202,460	$208,424	$—
Real estate – construction & development	1,638	104	5,418	7,160	127,447	134,607	—
Real estate – commercial & farmland	5,392	1,580	5,333	12,305	776,349	788,654	—
Real estate – residential	4,735	5,256	11,745	21,736	335,949	357,685	—
Consumer installment loans	432	175	548	1,155	35,768	36,923	—
Other	—	—	—	—	29,534	29,534	—

Total	$13,646	$7,617	$27,057	$48,320	$1,507,507	$1,555,827	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2012:
Commercial, financial & agricultural	$258	$312	$3,969	$4,539	$169,678	$174,217	$—
Real estate – construction & development	347	332	8,969	9,648	104,551	114,199	—
Real estate – commercial & farmland	2,867	2,296	9,544	14,707	717,615	732,322	—
Real estate – residential	7,651	2,766	10,990	21,407	325,073	346,480	—
Consumer installment loans	702	391	815	1,908	38,270	40,178	—
Other	—	—	—	—	43,239	43,239	—

Total	$11,825	$6,097	$34,287	$52,209	$1,398,426	$1,450,635	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2012:
Commercial, financial & agricultural	$531	$701	$4,371	$5,603	$169,300	$174,903	$—
Real estate – construction & development	1,986	2,119	7,855	11,960	112,596	124,556	—
Real estate – commercial & farmland	5,282	6,930	8,597	20,809	654,595	675,404	—
Real estate – residential	5,665	3,885	14,782	24,332	307,792	332,124	—
Consumer installment loans	545	221	1,117	1,883	39,548	41,431	1
Other	—	—	—	—	17,071	17,071	—

Total	$14,009	$13,856	$36,722	$64,587	$1,300,902	$1,365,489	$1

The following table presents an aging analysis of covered loans as of June 30, 2013, December 31, 2012 and June 30, 2012.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2013:
Commercial, financial & agricultural	$529	$441	$7,333	$8,303	$19,068	$27,371	$63
Real estate – construction & development	2,672	743	15,911	19,326	33,646	52,972	348
Real estate – commercial & farmland	4,020	3,929	41,250	49,199	205,903	255,102	636
Real estate – residential	6,283	772	12,155	19,210	87,897	107,107	60
Consumer installment loans	68	6	255	329	636	965	—

Total	$13,572	$5,891	$76,904	$96,367	$347,150	$443,517	$1,107

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2012:
Commercial, financial & agricultural	$2,390	$1,105	$10,612	$14,107	$18,499	$32,606	$98
Real estate – construction & development	1,584	2,592	19,656	23,832	46,352	70,184	1,077
Real estate – commercial & farmland	11,451	7,373	52,570	71,394	207,112	278,506	1,347
Real estate – residential	6,066	3,396	24,976	34,438	90,618	125,056	779
Consumer installment loans	45	13	258	316	1,044	1,360	—

Total	$21,536	$14,479	$108,072	$144,087	$363,625	$507,712	$3,301

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2012:
Commercial, financial & agricultural	$851	$754	$12,703	$14,308	$27,064	$41,372	$298
Real estate – construction & development	2,688	3,007	25,021	30,716	53,275	83,991	—
Real estate – commercial & farmland	12,452	7,656	60,879	80,987	241,406	322,393	891
Real estate – residential	5,366	3,180	31,607	40,153	110,530	150,683	78
Consumer installment loans	70	40	430	540	2,758	3,298	—

Total	$21,427	$14,637	$130,640	$166,704	$435,033	$601,737	$1,267

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

The following is a summary of information pertaining to non-covered impaired loans:

	As of and For the Period Ended
	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
Nonaccrual loans	$31,811	$38,885	$44,421
Troubled debt restructurings not included above	18,015	18,744	22,970

Total impaired loans	$49,826	$57,629	$67,391

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$49,826	$57,629	$67,391

Allowance related to impaired loans	$5,072	$5,115	$7,136

Average investment in impaired loans	$54,481	$70,209	$78,432

Interest income recognized on impaired loans	$451	$495	$153

Foregone interest income on impaired loans	$172	$718	$332

The following table presents an analysis of information pertaining to non-covered impaired loans as of June 30, 2013, December 31, 2012 and June 30, 2012.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2013:
Commercial, financial & agricultural	$7,723	$—	$5,384	$5,384	$1,018	$4,960
Real estate – construction & development	15,324	—	7,394	7,394	687	9,894
Real estate – commercial & farmland	19,759	—	16,491	16,491	1,657	18,692
Real estate – residential	23,373	—	19,893	19,893	1,692	20,178
Consumer installment loans	808	—	664	664	18	757

Total	$66,987	$—	$49,826	$49,826	$5,072	$54,481

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$8,024	$—	$4,940	$4,940	$743	$4,968
Real estate – construction & development	20,316	—	11,016	11,016	910	11,706
Real estate – commercial & farmland	25,076	—	20,910	20,910	2,191	30,638
Real estate – residential	24,155	—	19,848	19,848	1,246	21,813
Consumer installment loans	1,187	—	915	915	25	1,084

Total	$78,758	$—	$57,629	$57,629	$5,115	$70,209

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2012:
Commercial, financial & agricultural	$8,116	$—	$4,968	$4,968	$692	$4,936
Real estate – construction & development	18,805	—	10,184	10,184	1,070	12,611
Real estate – commercial & farmland	32,265	—	27,021	27,021	2,081	37,111
Real estate – residential	27,069	—	24,014	24,014	3,254	22,637
Consumer installment loans	1,331	—	1,204	1,204	39	1,137

Total	$87,586	$—	$67,391	$67,391	$7,136	$78,432

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
Nonaccrual loans	$88,939	$115,712	$151,225
Troubled debt restructurings not included above	22,709	19,194	14,842

Total impaired loans	$111,648	$134,906	$166,067

Impaired loans not requiring a related allowance	$111,648	$134,906	$166,067

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$122,220	$163,825	$178,130

Interest income recognized on impaired loans	$784	$849	$628

Foregone interest income on impaired loans	$242	$491	$482

The following table presents an analysis of information pertaining to impaired covered loans as of June 30, 2013, December 31, 2012 and June 30, 2012.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2013:
Commercial, financial & agricultural	$12,150	$8,769	$—	$8,769	$—	$9,442
Real estate – construction & development	28,494	22,830	—	22,830	—	23,348
Real estate – commercial & farmland	65,516	53,837	—	53,837	—	57,962
Real estate – residential	31,535	25,927	—	25,927	—	31,191
Consumer installment loans	340	285	—	285	—	277

Total	$138,035	$111,648	$—	$111,648	$—	$122,220

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$27,060	$10,802	$—	$10,802	$—	$12,506
Real estate – construction & development	85,279	23,236	—	23,236	—	29,970
Real estate – commercial & farmland	159,493	64,231	—	64,231	—	78,790
Real estate – residential	63,559	36,335	—	36,335	—	42,061
Consumer installment loans	393	302	—	302	—	498

Total	$335,784	$134,906	$—	$134,906	$—	$163,825

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2012:
Commercial, financial & agricultural	$22,616	$13,464	$—	$13,464	$—	$13,250
Real estate – construction & development	46,439	30,586	—	30,586	—	34,260
Real estate – commercial & farmland	110,388	81,330	—	81,330	—	85,639
Real estate – residential	58,645	40,033	—	40,033	—	44,393
Consumer installment loans	1,034	654	—	654	—	588

Total	$239,122	$166,067	$—	$166,067	$—	$178,130

Credit Quality Indicators

The Company uses a nine category risk grading system to assign a risk grade to each loan in the portfolio. Following is a description of the general characteristics of the grades:

Grade 10 - Prime Credit - This grade represents loans to the Company’s most creditworthy borrowers or loans that are secured by cash or cash equivalents.

Grade 15 - Good Credit - This grade includes loans that exhibit one or more characteristics better than that of a Satisfactory Credit. Generally, debt service coverage and borrower’s liquidity is materially better than required by the Company’s loan policy.

Grade 20 - Satisfactory Credit - This grade is assigned to loans to borrowers who exhibit satisfactory credit histories, contain acceptable loan structures and demonstrate ability to repay.

Grade 23 - Performing, Under-Collateralized Credit - This grade is assigned to loans that are currently performing and supported by adequate financial information that reflects repayment capacity but exhibits a loan-to-value ratio greater than 110%, based on a documented collateral valuation.

Grade 25 - Minimum Acceptable Credit - This grade includes loans which exhibit all the characteristics of a Satisfactory Credit, but warrant more than normal level of banker supervision due to (i) circumstances which elevate the risks of performance (such as start-up operations, untested management, heavy leverage, interim losses); (ii) adverse, extraordinary events that have affected, or could affect, the borrower’s cash flow, financial condition, ability to continue operating profitability or refinancing (such as death of principal, fire, divorce); (iii) loans that require more than the normal servicing requirements (such as any type of construction financing, acquisition and development loans, accounts receivable or inventory loans and floor plan loans); (iv) existing technical exceptions which raise some doubts about the Bank’s perfection in its collateral position or the continued financial capacity of the borrower; or (v) improvements in formerly criticized borrowers, which may warrant banker supervision.

Grade 30 - Other Asset Especially Mentioned - This grade includes loans that exhibit potential weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

Grade 40 - Substandard - This grade represents loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses or questionable collateral values.

Grade 50 - Doubtful - This grade includes loans which exhibit all of the characteristics of a substandard loan with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable.

Grade 60 - Loss - This grade is assigned to loans which are considered uncollectible and of such little value that their continuance as active assets of the Bank is not warranted. This classification does not mean that the loss has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing it off.

The following table presents the non-covered loan portfolio by risk grade as of June 30, 2013.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$37,173	$—	$298	$498	$6,883	$—	$44,852
15	17,783	4,934	154,369	63,078	1,527	—	241,691
20	82,636	36,654	402,677	137,518	19,586	29,534	708,605
23	108	6,878	9,575	13,104	165	—	29,830
25	60,981	75,273	189,109	110,244	7,497	—	443,104
30	3,154	3,183	12,104	10,666	159	—	29,266
40	5,991	7,685	20,522	22,577	1,104	—	57,879
50	598	—	—	—	—	—	598
60	—	—	—	—	2	—	2

Total	$208,424	$134,607	$788,654	$357,685	$36,923	$29,534	$1,555,827

The following table presents the non-covered loan portfolio by risk grade as of December 31, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$24,623	$—	$309	$464	$7,597	$—	$32,993
15	11,316	4,373	147,966	71,254	1,591	—	236,500
20	79,522	31,413	351,997	114,418	21,361	43,239	641,950
23	42	8,521	9,012	13,788	70	—	31,433
25	49,071	52,577	176,395	113,591	7,576	—	399,210
30	2,343	3,394	19,401	9,672	488	—	35,298
40	7,200	13,765	27,242	23,292	1,495	—	72,994
50	100	156	—	1	—	—	257
60	—	—	—	—	—	—	—

Total	$174,217	$114,199	$732,322	$346,480	$40,178	$43,239	$1,450,635

The following table presents the non-covered loan portfolio by risk grade as of June 30, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$20,395	$17	$230	$414	$7,226	$—	$28,282
15	11,909	3,628	158,608	75,752	1,260	—	251,157
20	79,985	39,077	287,874	93,018	23,537	17,071	540,562
23	—	6,691	9,578	13,839	23	—	30,131
25	54,072	57,266	170,342	109,269	7,035	—	397,984
30	1,404	4,018	17,870	12,461	554	—	36,307
40	7,137	13,703	30,902	27,306	1,776	—	80,824
50	1	156	—	65	20	—	242
60	—	—	—	—	—	—	—

Total	$174,903	$124,556	$675,404	$332,124	$41,431	$17,071	$1,365,489

The following table presents the covered loan portfolio by risk grade as of June 30, 2013.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	27	1,571	634	—	—	2,232
20	2,815	10,533	36,360	25,277	231	—	75,216
23	69	1,666	11,323	2,671	—	—	15,729
25	8,469	11,574	118,867	41,408	348	—	180,666
30	1,999	3,505	26,144	9,175	25	—	40,848
40	14,019	25,667	60,837	27,942	361	—	128,826
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$27,371	$52,972	$255,102	$107,107	$965	$—	$443,517

The following table presents the covered loan portfolio by risk grade as of December 31, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	39	1,640	644	—	—	2,323
20	3,997	12,194	37,098	31,337	292	—	84,918
23	28	1,174	9,576	2,052	—	—	12,830
25	10,013	19,216	114,849	40,194	558	—	184,830
30	4,294	7,214	38,665	11,883	50	—	62,106
40	14,274	30,347	76,678	38,946	460	—	160,705
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$32,606	$70,184	$278,506	$125,056	$1,360	$—	$507,712

The following table presents the covered loan portfolio by risk grade as of June 30, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$172	$9	$—	$857	$412	$—	$1,450
15	115	47	1,717	560	10	—	2,449
20	5,963	15,440	37,729	38,108	745	—	97,985
23	11	1,602	3,784	1,840	—	—	7,237
25	13,545	19,814	139,886	49,254	1,254	—	223,753
30	4,544	9,843	38,306	10,873	89	—	63,655
40	17,017	37,236	100,971	49,080	788	—	205,092
50	5	—	—	111	—	—	116
60	—	—	—	—	—	—	—

Total	$41,372	$83,991	$322,393	$150,683	$3,298	$—	$601,737

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

The Company’s policy states in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard and placed on nonaccrual status until such time that the borrower has demonstrated the ability to service the loan payments based on the restructured terms - generally defined as six months of satisfactory payment history. Missed payments under the original loan terms are not considered under the new structure; however, subsequent missed payments are considered non-performance and are not considered toward the six month required term of satisfactory payment history. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Senior Credit Officer.

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2013 totaling $20.7 million and loans in 2012 totaling $40.3 million under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

The following table presents the amount of troubled debt restructurings by loan class, classified separately as accrual and non-accrual at June 30, 2013, December 31, 2012 and June 30, 2012:

As of June 30, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$1,059	—	$—
Real estate – construction & development	7	1,946	1	29
Real estate – commercial & farmland	16	7,529	2	1,493
Real estate – residential	30	7,468	6	1,046
Consumer installment	1	13	—	—

Total	61	$18,015	9	$2,568

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$802	—	$—
Real estate – construction & development	5	1,735	—	—
Real estate – commercial & farmland	16	8,947	3	4,149
Real estate – residential	28	7,254	2	1,022
Consumer installment	1	6	—	—

Total	55	$18,744	5	$5,171

As of June 30, 2012	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$18
Real estate – construction & development	5	1,205	2	1,124
Real estate – commercial & farmland	16	13,293	2	2,815
Real estate – residential	24	8,472	5	1,213

Total	45	$22,970	10	$5,170

The following table presents the amount of troubled debt restructurings by loan class, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at June 30, 2013, December 31, 2012 and June 30, 2012:

As of June 30, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$1,059	—	$—
Real estate – construction & development	7	1,946	1	29
Real estate – commercial & farmland	16	7,529	2	1,493
Real estate – residential	31	7,788	5	726
Consumer installment	1	13	—	—

Total	62	$18,335	8	$2,248

As of December 31, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$802	—	$—
Real estate – construction & development	5	1,735	—	—
Real estate – commercial & farmland	16	8,947	3	4,149
Real estate – residential	28	7,254	2	1,022
Consumer installment	—	—	1	6

Total	54	$18,738	6	$5,177

As of June 30, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$18	—	$—
Real estate – construction & development	6	2,305	1	24
Real estate – commercial & farmland	18	16,108	—	—
Real estate – residential	25	8,529	4	1,156

Total	50	$26,960	5	$1,180

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at June 30, 2013, December 31, 2012 and June 30, 2012:

As of June 30, 2013	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	9	$2,168	2	$105
Forgiveness of principal	3	1,493	1	145
Payment modification only	2	373	—	—
Rate reduction only	12	6,924	2	496
Rate reduction, forbearance of interest	18	4,724	1	222
Rate reduction, forbearance of principal	17	2,333	2	1,571
Rate reduction, payment modification	—	—	1	29

Total	61	$18,015	9	$2,568

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	2	$1,873	—	$—
Forgiveness of principal	3	1,518	1	372
Payment modification only	2	376	—	—
Rate reduction only	11	7,075	1	177
Rate reduction, forbearance of interest	18	4,061	2	3,420
Rate reduction, forbearance of principal	18	3,798	—	—
Rate reduction, payment modification	1	43	1	1,202

Total	55	$18,744	5	$5,171

As of June 30, 2012	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	3	$2,092	—	$—
Forgiveness of principal	4	1,897	—	—
Payment modification only	1	91	1	251
Rate reduction only	8	6,141	4	929
Rate reduction, forbearance of interest	12	8,292	4	2,891
Rate reduction, forbearance of principal	16	4,401	1	1,099
Rate reduction, payment modification	1	56	—	—

Total	45	$22,970	10	$5,170

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at June 30, 2013, December 31, 2012 and June 30, 2012:

As of June 30, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$345	2	$1,493
Raw land	3	1,354	1	29
Agricultural land	1	66	—	—
Hotel & motel	3	2,233	—	—
Office	4	2,085	—	—
Retail, including strip centers	6	2,800	—	—
1-4 family residential	34	8,061	6	1,046
Life insurance policy	1	249	—	—
Automobile/equipment/inventory	5	522	—	—
Unsecured	2	300	—	—

Total	61	$18,015	9	$2,568

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,692	1	$177
Raw land	2	1,337	—	—
Hotel & motel	3	2,318	—	—
Office	4	2,105	1	2,770
Retail, including strip centers	6	2,833	1	1,202
1-4 family residential	31	7,651	2	1,022
Life insurance policy	1	250	—	—
Automobile/equipment/inventory	4	508	—	—
Unsecured	1	50	—	—

Total	55	$18,744	5	$5,171

As of June 30, 2012	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$1,341	—	$—
Raw land	5	2,878	—	—
Hotel & motel	3	2,406	—	—
Office	2	1,513	1	2,770
Retail, including strip centers	8	6,228	1	45
1-4 family residential	26	8,604	8	2,355

Total	45	$22,970	10	$5,170

As of June 30, 2013, December 31, 2012 and June 30, 2012, the Company had a balance of $20.6 million, $23.9 million and $28.2 million, respectively, in troubled debt restructurings. The Company has recorded $2.0 million, $1.9 million and $2.0 million in previous charge-offs on such loans at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $482,000, $640,000 and $868,000 at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. At June 30, 2013, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

During the six months ended June 30, 2013, the year ended December 31, 2012 and the six months ended June 30, 2012, the Company recorded provision for loan loss expense of $790,000, $2.6 million and $1.4 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards below but are reflected in the Company’s Consolidated Statements of Earnings and Comprehensive Income.

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013, the year ended December 31, 2012 and the six months ended June 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in Thousands)
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$23,593
Provision for loan losses	1,118	1,526	1,420	2,340	(106)	6,298
Loans charged off	(734)	(1,231)	(1,793)	(2,107)	(371)	(6,236)
Recoveries of loans previously charged off	128	4	13	229	188	562

Balance, June 31, 2013	$2,951	$5,642	$8,797	$6,360	$467	$24,217

Period-end amount allocated to:
Loans individually evaluated for impairment	$876	$467	$1,629	$1,573	$—	$4,545
Loans collectively evaluated for impairment	2,075	5,175	7,168	4,787	467	19,672

Ending balance	$2,951	$5,642	$8,797	$6,360	$467	$24,217

Loans:
Individually evaluated for impairment	$3,705	$3,935	$15,842	$15,329	$—	$38,811
Collectively evaluated for impairment	204,719	130,672	772,812	342,356	66,457	1,517,016

Ending balance	$208,424	$134,607	$788,654	$357,685	$66,457	$1,555,827

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in Thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	815	5,245	15,000	6,267	1,124	28,451
Loans charged off	(1,451)	(9,380)	(20,551)	(8,722)	(1,059)	(41,163)
Recoveries of loans previously charged off	157	40	482	225	245	1,149

Balance, December 31, 2012	$2,439	$5,343	$9,157	$5,898	$756	$23,593

Period-end amount allocated to:
Loans individually evaluated for impairment	$659	$611	$2,228	$1,056	$—	$4,554
Loans collectively evaluated for impairment	1,780	4,732	6,929	4,842	756	19,039

Ending balance	$2,439	$5,343	$9,157	$5,898	$756	$23,593

Loans:
Individually evaluated for impairment	$3,351	$7,617	$21,332	$13,020	$—	$45,320
Collectively evaluated for impairment	170,866	106,582	710,990	333,460	83,417	1,405,315

Ending balance	$174,217	$114,199	$732,322	$346,480	$83,417	$1,450,635

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in Thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	425	1,795	11,153	3,751	1,546	18,670
Loans charged off	(654)	(5,211)	(17,484)	(4,374)	(352)	(28,075)
Recoveries of loans previously charged off	78	19	24	162	164	447

Balance, June 30, 2012	$2,767	$6,041	$7,919	$7,667	$1,804	$26,198

Period-end amount allocated to:
Loans individually evaluated for impairment	$623	$898	$1,999	$3,109	$3	$6,632
Loans collectively evaluated for impairment	2,144	5,143	5,920	4,558	1,801	19,566

Ending balance	$2,767	$6,041	$7,919	$7,667	$1,804	$26,198

Loans:
Individually evaluated for impairment	$2,776	$7,173	$24,838	$19,088	$16	$53,891
Collectively evaluated for impairment	172,127	117,383	650,566	313,036	58,486	1,311,598

Ending balance	$174,903	$124,556	$675,404	$332,124	$58,502	$1,365,489

NOTE 5 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

From October 2009 through July 2012, the Company participated in ten FDIC-assisted acquisitions whereby the Company purchased certain failed institutions out of the FDIC’s receivership. These institutions include the following:

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

FASB ASC 310 - 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows expected to be collected increases, then the Company adjusts the amount of accretable discount recognized on a prospective basis over the loan’s remaining life. If the expected cash flows expected to be collected decreases, then the Company records a provision for loan loss in its consolidated statement of operations.

The following table summarizes components of all covered assets at June 30, 2013, December 31, 2012 and June 30, 2012 and their origin:

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of June 30, 2013:	(Dollars in Thousands)
AUB	$23,721	$2,114	$—	$21,607	$4,847	$—	$4,847	$26,454	$4,526
USB	23,298	2,552	—	20,746	4,127	140	3,987	24,733	5,802
SCB	38,478	2,882	—	35,596	4,655	306	4,349	39,945	4,603
FBJ	29,154	5,086	—	24,068	2,037	209	1,828	25,896	5,632
DBT	132,707	27,386	—	105,321	23,594	2,003	21,591	126,912	27,957
TBC	37,560	3,206	93	34,261	7,069	1,650	5,419	39,680	6,083
HTB	74,867	9,702	45	65,120	10,868	3,436	7,432	72,552	13,314
OGB	70,644	11,450	118	59,076	10,244	3,948	6,296	65,372	14,591
CBG	99,363	21,521	120	77,722	8,519	2,090	6,429	84,151	23,005

Total	$529,792	$85,899	$376	$443,517	$75,960	$13,782	$62,178	$505,695	$105,513

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of December 31, 2012:	(Dollars in Thousands)
AUB	$27,169	$2,481	$—	$24,688	$10,636	$102	$10,534	$35,222	$2,905
USB	27,286	4,320	—	22,966	7,087	99	6,988	29,954	6,619
SCB	41,389	3,285	—	38,104	10,686	654	10,032	48,136	6,133
FBJ	32,574	6,204	27	26,343	3,260	526	2,734	29,077	6,589
DBT	169,527	41,631	207	127,689	30,395	2,160	28,235	155,924	47,012
TBC	46,796	4,979	173	41,644	11,089	1,381	9,708	51,352	8,073
HTB	90,602	16,072	52	74,478	13,980	4,954	9,026	83,504	20,020
OGB	81,908	17,127	136	64,645	9,168	4,078	5,090	69,735	16,871
CBG	124,200	36,884	161	87,155	9,046	3,120	5,926	93,081	45,502

Total	$641,451	$132,983	$756	$507,712	$105,347	$17,074	$88,273	$595,985	$159,724

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of June 30, 2012:	(Dollars in Thousands)
AUB	$29,740	$2,542	$—	$27,198	$11,489	$—	$11,489	$38,687	$2,620
USB	40,355	4,666	—	35,689	7,192	50	7,142	42,831	6,757
SCB	46,033	840	—	45,193	11,078	646	10,432	55,625	4,663
FBJ	35,618	6,645	59	28,914	2,787	515	2,272	31,186	7,051
DBT	222,724	60,218	455	162,051	24,121	1,422	22,699	184,750	65,684
TBC	63,593	8,155	252	55,186	8,616	1,184	7,432	62,618	14,838
HTB	98,624	20,676	60	77,888	16,860	6,499	10,361	88,249	25,249
OGB	88,717	22,041	156	66,520	13,397	6,573	6,824	73,344	26,105
CBG	153,342	50,037	207	103,098	8,637	3,821	4,816	107,914	50,834

Total	$778,746	$175,820	$1,189	$601,737	$104,177	$20,710	$83,467	$685,204	$203,801

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

Total Amounts	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$39,278	$23,050	$8,189

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	3,950	13,190	7,185

Amounts reflected in the Company’s Statement of Operations	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$2,942	$4,610	$1,638

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	790	2,638	1,437

A rollforward of acquired loans with deterioration of credit quality for the six months ended June 30, 2013, the year ended December 31, 2012 and the six months ended June 30, 2012 is shown below:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Balance, January 1	$282,737	$307,790	$307,790
Change in estimate of cash flows, net of charge-offs or recoveries	(8,464)	(17,712)	(3,702)
Additions due to acquisitions	—	73,414	73,414
Other (loan payments, transfers, etc.)	(24,658)	(80,755)	(44,164)

Ending balance	$249,615	$282,737	$333,338

A rollforward of acquired loans without deterioration of credit quality for the six months ended June 30, 2013, the year ended December 31, 2012 and the six months ended June 30, 2012 is shown below:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Balance, January 1	$228,602	$266,966	$266,966
Change in estimate of cash flows, net of charge-offs or recoveries	(3,199)	1,376	1,152
Additions due to acquisitions	—	51,368	51,367
Other (loan payments, transfers, etc.)	(31,205)	(91,108)	(42,627)

Ending balance	$194,198	$228,602	$276,858

The following is a summary of changes in the accretable discounts of acquired loans during the six months ended June 30, 2013, the year ended December 31, 2012 and the six months ended June 30, 2012.

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Balance, January 1	$16,698	$29,537	$29,537
Additions due to acquisitions	—	9,863	9,863
Accretion	(25,841)	(45,752)	(25,166)
Other activity, net	39,278	23,050	8,189

Ending balance	$30,135	$16,698	$22,423

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. Changes in the FDIC shared-loss receivable for the six months ended June 30, 2013, for the year ended December 31, 2012 and for the six months ended June 30, 2012 are as follows:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Balance, January 1	$159,724	$242,394	$242,394
Indemnification asset recorded in acquisitions	—	52,654	52,654
Payments received from FDIC	(45,604)	(128,730)	(86,482)
Effect of change in expected cash flows on covered assets	(8,607)	(6,594)	(4,765)

Ending balance	$105,513	$159,724	$203,801

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Share Data in Thousands)		(Share Data in Thousands)
Basic shares outstanding	23,879	23,819	23,873	23,791
Plus: Dilutive effect of ISOs	346	105	346	105
Plus: Dilutive effect of Restricted grants	63	49	63	49

Diluted shares outstanding	24,288	23,973	24,282	23,945

NOTE 7 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At June 30, 2013 and December 31, 2012, there were no outstanding borrowings with the Company’s correspondent banks. At June 30, 2012, there were $3.8 million outstanding borrowings with the Company’s correspondent banks. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

NOTE 8 – COMMITMENTS

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012

Commitments to extend credit	$193,515	$180,733	$143,890

Standby letters of credit	$7,142	$6,788	$9,039

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of June 30, 2013 and 2012.

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$(23)	$6,630	$6,607
Reclassification for gains included in net income	—	(111)	(111)
Current year changes	1,204	(4,118)	(2,914)

Balance, June 30, 2013	$1,181	$2,401	$3,582

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2012	$856	$6,440	$7,296
Reclassification for gains included in net income	—	—	—
Current year changes	(735)	1,244	509

Balance, June 30, 2012	$121	$7,684	$7,805

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, legislative and regulatory initiatives; additional competition in our markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by Ameris; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which Ameris is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in our filings with the SEC under the Exchange Act.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2013 as compared to December 31, 2012 and operating results for the three-and six-month periods ended June 30, 2013 and 2012. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters, which should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share data, taxable equivalent)	Second Quarter 2013	First Quarter 2013	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	For Six Months Ended
						June 30, 2013	June 30, 2012
Results of Operations:
Net interest income	$29,476	$28,338	$29,559	$28,238	$28,881	$57,814	$56,608
Net interest income (tax equivalent)	29,666	28,695	29,898	28,420	29,058	58,360	56,713
Provision for loan losses	4,165	2,923	4,442	6,540	7,225	7,088	20,107
Non-interest income	11,384	11,360	11,904	9,831	8,875	22,744	36,139
Non-interest expense	26,688	28,884	29,791	28,810	26,623	55,572	60,869
Income tax expense	3,329	2,606	2,558	816	1,413	5,935	3,911
Preferred stock dividends	442	441	1,118	827	817	883	1,632
Net income available to common shareholders	6,236	4,844	3,554	1,076	1,678	11,080	6,228
Selected Average Balances:
Loans, net of unearned income	$1,572,544	$1,488,326	$1,471,065	$1,430,227	$1,378,448	$1,530,667	$1,356,338
Covered loans	444,616	491,691	519,892	574,897	601,802	468,024	601,507
Investment securities	321,582	340,564	352,790	364,786	370,928	331,021	364,189
Earning assets	2,397,834	2,428,720	2,503,381	2,502,908	2,505,744	2,413,192	2,502,571
Assets	2,820,863	2,875,274	2,985,116	2,935,715	2,966,527	2,853,494	2,972,498
Deposits	2,448,171	2,511,511	2,604,320	2,616,866	2,591,607	2,479,667	2,602,120
Common shareholders’ equity	251,240	251,214	240,787	242,614	243,463	251,227	243,140
Period-End Balances:
Mortgage loans held for sale	$62,580	$42,332	$48,786	$29,021	$19,659	$62,580	$19,659
Loans, net of unearned income	1,555,827	1,492,753	1,450,635	1,439,862	1,365,489	1,555,827	1,365,489
Covered loans	443,517	460,724	507,712	546,234	601,737	443,517	601,737
Earning assets	2,421,996	2,401,043	2,547,719	2,443,040	2,465,116	2,421,996	2,465,116
Total assets	2,808,675	2,861,651	3,019,052	2,949,383	2,920,311	2,808,675	2,920,311
Total deposits	2,443,103	2,489,973	2,624,663	2,580,117	2,544,672	2,443,103	2,544,672
Common shareholders’ equity	259,932	255,969	251,355	247,999	249,895	259,932	249,895
Per Common Share Data:
Earnings per share – basic	$0.26	$0.20	$0.15	$0.05	$0.07	$0.46	$0.26
Earnings per share – diluted	0.26	0.20	0.15	0.04	0.07	0.46	0.26
Common book value per share	10.88	10.72	10.56	10.41	10.49	10.88	10.49
End of period shares outstanding	23,894,327	23,875,680	23,799,768	23,819,144	23,819,144	23,894,327	23,819,144
Weighted average shares outstanding
Basic	23,878,898	23,867,691	23,815,583	23,819,144	23,818,814	23,873,325	23,790,505
Diluted	24,287,628	24,246,346	23,857,095	23,973,369	23,973,039	24,282,055	23,944,730
Market Price:
High closing price	$16.94	$14.51	$12.71	$12.88	13.40	16.94	13.40
Low closing price	13.16	12.79	10.50	11.27	10.88	12.79	10.34
Closing price for quarter	16.85	14.35	12.49	12.59	12.60	16.85	12.60
Average daily trading volume	53,403	51,887	48,295	45,543	58,370	52,669	58,751
Cash dividends per share	—	—	—	—	—	—	—
Stock dividend	—	—	—	—	—	—	—
Closing price to book value	1.55	1.34	1.18	1.21	1.20	1.55	1.20
Performance Ratios:
Return on average assets	0.95%	0.75%	0.62%	0.26%	0.34%	0.85%	0.53%
Return on average common equity	10.66%	8.53%	7.72%	3.12%	4.12%	9.60%	6.49%
Average loans to average deposits	82.39%	78.84%	76.45%	76.62%	76.41%	80.60%	76.87%
Average equity to average assets	9.93%	9.70%	9.39%	10.01%	9.93%	9.80%	9.90%
Net interest margin (tax equivalent)	4.96%	4.79%	4.75%	4.52%	4.66%	4.88%	4.56%
Efficiency ratio (tax equivalent)	65.32%	72.76%	71.85%	75.68%	70.51%	68.98%	65.63%

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $6.2 million, or $0.26 per diluted share, for the quarter ended June 30, 2013, compared to $1.7 million, or $0.07 per diluted share, for the same period in 2012. The Company’s return on average assets and average shareholders’ equity increased in the second quarter of 2013 to 0.95% and 10.66%, respectively, compared to 0.34% and 4.12%, respectively, in the second quarter of 2012. The increase in earnings and profitability during the quarter was primarily due to increased noninterest income and reduced credit costs. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities and mortgage banking activities of the Company during the second quarter of 2013 and 2012, respectively.

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the three months ended June 30, 2013:
Net interest income	$28,517	$959	$29,476
Provision for loan losses	4,165	—	4,165
Non-interest income	6,383	5,001	11,384
Non-interest expense
Salaries and employee benefits	10,478	2,903	13,381
Occupancy	2,781	197	2,978
Data processing	2,634	202	2,836
Other expenses	6,444	1,049	7,493

Total non-interest expense	22,337	4,351	26,688

Income before income taxes	8,398	1,609	10,007
Income tax expense	2,766	563	3,329
Net income	5,632	1,046	6,678
Preferred stock dividends	442	—	442

Net income available to common shareholders	$5,190	$1,046	$6,236

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the three months ended June 30, 2012:
Net interest income	$28,704	$177	$28,881
Provision for loan losses	7,225	—	7,225
Non-interest income	5,869	3,006	8,875
Non-interest expense
Salaries and employee benefits	10,727	1,398	12,125
Occupancy	2,807	73	2,880
Data processing	2,832	73	2,905
Other expenses	8,396	317	8,713

Total non-interest expense	24,762	1,861	26,623

Income before income taxes	2,586	1,322	3,908
Income tax expense	950	463	1,413
Net income	1,636	859	2,495
Preferred stock dividends	817	—	817

Net income available to common shareholders	$819	$859	$1,678

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the second quarter of 2013 was $29.7 million, an increase of $607,000 compared to $29.1 million reported in the same quarter in 2012. Significant increases in the Company’s net interest margin have been the result of flat yields on all classes of earning assets complemented by steady decreases in the Company’s cost of funds. The Company’s net interest margin increased during the second quarter of 2013 to 4.96%, compared to 4.79% during the first quarter of 2013 and 4.66% during the second quarter of 2012. Steady improvements in the earning asset mix and decreased funding costs have positively impacted the Company’s net interest margin over the past year.

Total interest income, on a tax equivalent basis, during the second quarter of 2013 was $32.1, million compared to $33.2 million in the same quarter of 2012. Yields on earning assets increased slightly to 5.38%, compared to 5.33% reported in the second quarter of 2012. During the second quarter of 2013, loans comprised 84.1% of earning assets, compared to 79.8% in the same quarter of 2012. Increased lending activities have provided opportunities to begin to grow the legacy loan portfolio. Yields on legacy loans decreased to 5.42% in the second quarter of 2013, compared to 5.75% in the same period of 2012. Covered loan yields increased from 7.22% in the second quarter of 2012 to 8.18% in the second quarter of 2013. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total funding costs declined to 0.40% in the second quarter of 2013, compared to 0.62% during the second quarter of 2012. Interest-bearing deposit costs decreased from 0.68% in the second quarter of 2012 and 0.44% in the first quarter of 2013 to 0.42% in the second quarter of 2013. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 72.5% of total deposits in the second quarter of 2013 compared to 67.6% during the second quarter of 2012. Lower costs on deposits were due mostly to the lower rate environment and the improvement in the deposit mix. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the second quarter of 2013 and 2012 are shown below:

(Dollars in Thousands)	June 30, 2013		June 30, 2012
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$579,312	0.17%	$605,494	0.30%
MMDA	611,562	0.36%	616,449	0.53%
Savings	104,534	0.11%	97,097	0.15%
Retail CDs < $100,000	298,553	0.59%	369,651	0.91%
Retail CDs > $100,000	358,980	0.75%	410,855	1.05%
Brokered CDs	16,176	3.40%	59,526	2.96%

Interest-bearing deposits	$1,969,117	0.42%	$2,159,072	0.68%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the second quarter of 2013 amounted to $4.2 million, compared to $2.9 million in the first quarter of 2013 and $7.2 million in the second quarter of 2012. Although the Company has experienced improving trends in criticized and classified assets for several quarters, provision for loan losses continues to be required to account for continued devaluation of real estate collateral. At June 30, 2013, classified loans still accruing totaled $26.3 million, compared to $34.4 million at December 31, 2012 and $37.3 million at June 30, 2012. Non-accrual loans at June 30, 2013 totaled $31.8 million, compared to $38.9 million reported at December 31, 2012 and $44.4 million reported at June 30, 2012.

At June 30, 2013, other real estate owned (excluding covered OREO) totaled $39.9 million, compared to $40.4 million at March 31, 2013 and $36.4 million at June 30, 2012. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of three to six months, the liquidation of properties occurs between 85% and 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the second quarter of 2013, total non-performing assets decreased to 2.55% of total assets, compared to 2.61% at December 31, 2012 and 2.77% at June 30, 2012. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the second quarter of 2013 were $2.9 million, or 0.74% of loans on an annualized basis, compared to $8.6 million, or 2.52% of loans, in the second quarter of 2012. The Company’s allowance for loan losses at June 30, 2013 was $24.2 million, or 1.56% of non-covered loans, compared to $26.2 million, or 1.92% of non-covered loans, at June 30, 2012.

Non-interest Income

Total non-interest income for the second quarter of 2013 was $11.4 million, compared to $8.9 million in the second quarter of 2012. Income from mortgage related activities continued to increase as a result of the Company’s increased number of mortgage bankers and higher level of productions. Service charges on deposit accounts in the second quarter of 2013 decreased slightly to $4.7 million, compared to $4.8 million in the first quarter of 2013 and $4.8 million in the second quarter of 2012.

Non-interest Expense

Total non-interest expenses for the second quarter of 2013 increased slightly to $26.7 million, compared to $26.6 million in the same quarter in 2012. Salaries and benefits increased $1.3 million when compared to the second quarter of 2012, due to the growth in support costs and commissions in the mortgage division, which is proportionate to the growth in mortgage revenues. Excluding compensation costs in the mortgage operations, salaries and benefits declined $249,000 in the second quarter of 2013, compared to the second quarter of 2012. Occupancy and equipment expense increased during the quarter from $2.9 million in the second quarter of 2012 to $3.0 million in the second quarter of 2013. Data processing and telecommunications expenses decreased slightly to $2.8 million for the second quarter of 2013 from $2.9 million for the same period in 2012. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $2.3 million in the second quarter of 2013, compared to $3.4 million in the second quarter of 2012 due to improved economic conditions.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2013, the Company reported income tax expense of $3.3 million, compared to $1.4 million in the same period of 2012. The Company’s effective tax rate for the three months ending June 30, 2013 and 2012 was 33.3% and 36.2%, respectively.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Ameris reported net income available to common shareholders of $11.1 million, or $0.46 per diluted share, for the six months ended June 30, 2013, compared to $6.2 million, or $0.26 per diluted share, for the same period in 2012. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities and mortgage banking activities of the Company during the first six months of 2013 and 2012, respectively.

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the six months ended June 30, 2013:
Net interest income	$56,283	$1,531	$57,814
Provision for loan losses	7,088	—	7,088
Non-interest income	13,279	9,465	22,744
Non-interest expense
Salaries and employee benefits	21,515	5,672	27,187
Occupancy	5,546	363	5,909
Data processing	5,105	301	5,406
Other expenses	15,334	1,736	17,070

Total non-interest expense	47,500	8,072	55,572

Income before income taxes	14,974	2,924	17,898
Income tax expense	4,912	1,023	5,935
Net income	10,062	1,901	11,963
Preferred stock dividends	883	—	883

Net income available to common shareholders	$9,179	$1,901	$11,080

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the six months ended June 30, 2012:
Net interest income	$56,290	$318	$56,608
Provision for loan losses	20,107	—	20,107
Non-interest income	31,658	4,481	36,139
Non-interest expense
Salaries and employee benefits	20,989	2,582	23,571
Occupancy	6,060	155	6,215
Data processing	4,712	118	4,830
Other expenses	25,764	489	26,253

Total non-interest expense	57,525	3,344	60,869

Income before income taxes	10,316	1,455	11,771
Income tax expense	3,402	509	3,911
Net income	6,914	946	7,860
Preferred stock dividends	1,632	—	1,632

Net income available to common shareholders	$5,282	$946	$6,228

Interest Income

Interest income, on a tax equivalent basis, for the six months ended June 30, 2013 was $63.4 million, a decrease of $2.0 million when compared to $65.4 million for the same period in 2012. Average earning assets for the six-month period decreased $89.4 million to $2.41 billion as of June 30, 2013, compared to $2.50 billion as of June 30, 2012. Yield on average earning assets was 5.30% for the six months ended June 30, 2013, compared to 5.25% in the first six months of 2012. Earning assets acquired in connection with the Company’s FDIC-assisted acquisitions have allowed the Company to maintain rather level amounts of earning assets while interest rate floors on individual customer loans have allowed the Company to keep the yield on loans from falling precipitously in the current rate environment. Additionally, yields on the acquired assets have been much stronger than the Company’s other earning assets, helping boost the Company’s overall yield on earning assets.

Interest Expense

Total interest expense for the six months ended June 30, 2013 amounted to $5.0 million, reflecting a $3.7 million decrease from the $8.7 million expense recorded in the same period of 2012. During the six-month period ended June 30, 2013, the Company’s funding costs declined to 0.40% from 0.65% reported in 2012. The majority of the decline in interest expense and costs relates to improvements in the cost of the Company’s retail time deposits, which fell to 0.70% in the six-month period ending June 30, 2013, compared to 1.04% in the same period in 2012.

Net Interest Income

Level yields on earning assets have combined with reduced funding costs to result in material improvements in net interest income. For the year-to-date period ending June 30, 2013, the Company reported $58.4 million of net interest income on a tax equivalent basis, compared to $56.7 million of net interest income for the same period in 2012. The Company’s net interest margin increased to 4.88% in the six month period ending June 30, 2013, compared to 4.56% in the same period in 2012.

Provision for Loan Losses

The provision for loan losses decreased to $7.1 million for the six months ended June 30, 2013, compared to $20.1 million in the same period in 2012, due to charges related to the bulk sale in the first quarter of 2012. Non-performing assets totaled $71.7 million at June 30, 2013, compared to $80.8 million at June 30, 2012. For the six-month period ended June 30, 2013, the Company had net charge-offs totaling $5.7 million, compared to $27.6 million for the same period in 2012. Annualized net charge-offs as a percentage of loans decreased to 0.74% during the first six months of 2013, compared to 4.07% during the first six months of 2012. This decrease was due to the Company’s bulk sale of certain non-performing assets during the first quarter of 2012.

Non-interest Income

Non-interest income for the first six months of 2013 was $22.7 million, compared to $36.1 million in the same period in 2012. Excluding non-recurring gains on investment securities and an FDIC-assisted acquisition, the Company’s non-interest income totaled $22.6 million, an increase of $6.5 million, compared to $16.1 million in the same period in 2012. Service charges on deposit accounts increased approximately $376,000 to $9.5 million in the first six months of 2013 compared to $9.2 million in the same period in 2012. Income from mortgage banking activity increased from $4.5 million in the first six months of 2012 to $9.5 million in the first half of 2013, due to increased number of mortgage bankers and higher level of productions.

Non-interest Expense

Total operating expenses for the first six months of 2013 decreased to $55.6 million, compared to $60.9 million in the same period in 2012. Salaries and benefits increased $3.6 million when compared to the first half of 2012, mostly due to the growth in the mortgage division. Occupancy and equipment expenses for the first six months of 2013 amounted to $5.9 million, representing an increase of $306,000 from the same period in 2012. Data processing and telecommunications expenses increased during the first six months of 2013 from $4.8 million in the first six months of 2012 to $5.4 million in the first six months of 2013. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $7.2 million in the first six months of 2013, compared to $16.2 million in the first half of 2012, due to the Company’s bulk sale of certain non-performing assets in the first quarter of 2012.

Income Taxes

In the first six months of 2013, the Company recorded income tax expense of $5.9 million, compared to $3.9 million in the same period of 2012. The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 33.2%.

Financial Condition as of June 30, 2013

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2013, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2013, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
June 30, 2013:
U.S. government agencies	$14,944	$14,335	1.85%	6.13	$—
State and municipal securities	109,793	112,759	3.69%	5.55	7,599
Corporate debt securities	10,543	10,090	6.63%	7.13	—
Mortgage-backed securities	177,196	178,984	2.49%	3.61	35,741

Total debt securities	$312,476	$316,168	3.03%	4.53	$43,340

June 30, 2012:
U.S. government agencies	$8,602	$8,898	1.55%	2.16	$—
State and municipal securities	95,354	100,327	2.79%	5.87	9,369
Corporate debt securities	11,792	11,506	6.95%	6.95	1,250
Mortgage-backed securities	239,412	246,249	1.47%	2.60	75,700

Total debt securities	$355,160	$366,980	2.00%	3.62	$86,319

Loans and Allowance for Loan Losses

At June 30, 2013, gross loans outstanding (including covered loans and mortgage loans held for sale) were $2.06 billion, an increase from $2.01 billion reported at December 31, 2012 and $1.99 billion reported at June 30, 2012. Non-covered loans increased $105.2 million to $1.56 billion during the first six months of 2013, compared to $1.45 billion at December 31, 2012 and $1.37 billion at June 30, 2012. Covered loans decreased $158.2 million, from $601.7 million at June 30, 2012 to $443.5 million at June 30, 2013. Mortgage loans held for sale increased to $62.6 million at June 30, 2013, compared to $48.8 million at December 31, 2012 and $19.7 million at June 30, 2012.

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

For the six-month period ended June 30, 2013, the Company recorded net charge-offs totaling $5.7 million, compared to $27.6 million for the period ended June 30, 2012. The provision for loan losses for the six months ended June 30, 2013 decreased to $7.1 million, compared to $20.1 million during the six-month period ended June 30, 2012. Increased levels of charge-offs and provision expense during the first six months of 2012 relates almost entirely to the Company’s bulk sale of non-performing loans during the first quarter of 2012. At the end of the second quarter of 2013, the allowance for loan losses totaled $24.2 million, or 1.56% of total legacy loans, compared to $23.6 million, or 1.63% of total legacy loans, at December 31, 2012 and $26.2 million, or 1.92% of total legacy loans, at June 30, 2012. The decrease in the allowance for loan losses as a percentage of non-covered loans reflects the improving credit quality trends in the loan portfolio.

The following table presents an analysis of the allowance for loan losses for the six months ended June 30, 2013 and 2012:

(Dollars in Thousands)	June 30, 2013	June 30, 2012
Balance of allowance for loan losses at beginning of period	$23,593	$35,156
Provision charged to operating expense	6,298	18,670
Charge-offs:
Commercial, financial and agricultural	734	654
Real estate – residential	2,107	4,374
Real estate – commercial and farmland	1,793	17,484
Real estate – construction and development	1,231	5,211
Consumer installment	371	352
Other	—	—

Total charge-offs	6,236	28,075

Recoveries:
Commercial, financial and agricultural	128	78
Real estate – residential	229	162
Real estate – commercial and farmland	13	24
Real estate – construction and development	4	19
Consumer installment	188	164
Other	—	—

Total recoveries	562	447

Net charge-offs	5,674	27,628

Balance of allowance for loan losses at end of period	$24,217	$26,198

Net annualized charge-offs as a percentage of average loans	0.74%	4.07%
Allowance for loan losses as a percentage of loans at end of period	1.56%	1.92%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $443.5 million, $507.7 million and $601.7 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $62.2 million, $88.3 million and $83.5 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at June 30, 2013, December 31, 2012 and June 30, 2012 was $105.5 million, $159.7 million and $203.8 million, respectively.

The Bank recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the six months ended June 30, 2013, the year ended December 31, 2012 and the six months ended June 30, 2012, the Company recorded provision for loan loss expense of $790,000, $2.6 million and $1.4 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Commercial, financial and agricultural	$27,371	$32,606	$41,372
Real estate – construction and development	52,972	70,184	83,991
Real estate – commercial and farmland	255,102	278,506	322,393
Real estate – residential	107,107	125,056	150,683
Consumer installment	965	1,360	3,298

	$443,517	$507,712	$601,737

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

As of June 30, 2013, nonaccrual or impaired loans totaled $31.8 million, a decrease of approximately $7.1 million since December 31, 2012. The decrease in nonaccrual loans is due to the success in the foreclosure and resolution process and a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 2.55%, 2.61% and 2.77% at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

Non-performing assets at June 30, 2013, December 31, 2012 and June 30, 2012 were as follows:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Total nonaccrual loans	$31,811	$38,885	$44,421
Other real estate owned and repossessed collateral	39,885	39,850	36,397
Accruing loans delinquent 90 days or more	—	—	1

Total non-performing assets	$71,696	$78,735	$80,819

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of accruing troubled debt restructurings by loan class at March 31, 2013, December 31, 2012 and March 31, 2012:

	June 30, 2013		December 31, 2012		June 30, 2012
	(in thousands)
Loan class:	#	Balance	#	Balance	#	Balance
Commercial, financial & agricultural	7	$1,059	5	$802	—	$—
Real estate – construction & development	7	1,946	5	1,735	5	1,205
Real estate – commercial & farmland	16	7,529	16	8,947	16	13,293
Real estate – residential	30	7,468	28	7,254	24	8,472
Consumer installment	1	13	1	6	—	—

Total	61	$18,015	55	$18,744	45	$22,970

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

As of June 30, 2013, the Company exhibited a concentration in CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2013 and December 31, 2012. The loan categories and concentrations below are based on Federal Reserve Call codes and include “covered” loans.

(Dollars in Thousands)	June 30, 2013		December 31, 2012
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$187,579	9%	$184,383	9%
Multi-family loans	68,456	4%	60,111	3%
Nonfarm non-residential loans	975,300	49%	950,910	49%

Total CRE Loans	1,231,335	62%	1,195,404	61%
All other loan types	768,009	38%	762,943	39%

Total Loans	$1,999,344	100%	$1,958,347	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of June 30, 2013 and December 31, 2012:

	Internal Limit	June 30, 2013	December 31, 2012
		Actual	Actual
Construction and development	100%	65%	66%
Commercial real estate	300%	236%	237%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At June 30, 2013, the Company’s short-term investments were $43.9 million, compared to $193.7 million and $111.3 million at December 31, 2012 and June 30, 2012, respectively. At June 30, 2013, all of the balance was comprised of interest-bearing balances, the majority of which were at the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company had a cash flow hedge with a notional amount of $37.1 million at June 30, 2013, December 31, 2012 and June 30, 2012 for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of these instruments amounted to a liability of approximately $916,000, $3.0 million and $3.0 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The Company also had forward contracts with a fair value of approximately $1.6 million, $1.2 million and $235,000 at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, to hedge changes in the value of the mortgage inventory due to changes in market interest rates. No hedge ineffectiveness from cash flow hedges was recognized in the statement of earnings. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

As of June 30, 2013, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. On July 2, 2013, the Federal Reserve Board adopted a new regulatory capital framework as a part of the Basel III regulatory capital reforms. Management currently believes that Ameris will be in compliance with the revised capital requirements when they become applicable to the Company on January 1, 2015. The following table sets forth the regulatory capital ratios of Ameris at June 30, 2013, December 31, 2012 and June 30, 2012.

	June 30, 2013	December 31, 2012	June 30, 2012
Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.43%	10.34%	11.12%
Ameris Bank	11.32	10.30	11.09
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	18.04	17.49	19.32
Ameris Bank	17.91	17.40	19.27
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	19.30	18.74	20.57
Ameris Bank	19.16	18.65	20.53

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. There were no outstanding borrowings with the Company’s correspondent banks at June 30, 2013 and December 31, 2012. At June 30, 2012, there were $3.8 million outstanding borrowings with the Company’s correspondent banks.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Investment securities available for sale to total deposits	12.94%	13.01%	13.22%	13.99%	14.42%
Loans (net of unearned income) to total deposits (1)	63.68%	59.95%	55.27%	55.81%	53.66%
Interest-earning assets to total assets	86.23%	83.90%	84.39%	82.83%	84.41%
Interest-bearing deposits to total deposits	80.54%	80.28%	80.54%	82.00%	83.14%

(1)	Loans exclude covered assets where appropriate

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2013 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At June 30, 2013, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. The Company also had forward contracts with a fair value of approximately $1.6 million at June 30, 2013 to hedge changes in the value of the mortgage inventory due to changes in market interest rates. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 9, 2013	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of May 1, 2013 by and between Ameris Bancorp and The Prosperity Banking Company (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 2, 2013).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended June 30, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. (1)

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.