Form 10-Q
period 2013-09-30
Ameris Bancorp
filed 2013-11-08
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 23,905,509 shares of Common Stock outstanding as of October 31, 2013.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2013	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$53,516	$80,256	$57,289
Federal funds sold and interest-bearing accounts	73,899	193,677	66,872
Investment securities available for sale, at fair value	312,248	346,909	361,051
Other investments	7,764	6,832	7,003
Mortgage loans held for sale	69,634	48,786	29,021

Loans	1,589,267	1,450,635	1,439,862
Covered loans	417,649	507,712	546,234
Less: allowance for loan losses	23,854	23,593	25,901

Loans, net	1,983,062	1,934,754	1,960,195

Other real estate owned	37,978	39,850	37,325
Covered other real estate owned	52,552	88,273	88,895

Total other real estate owned	90,530	128,123	126,220

FDIC loss-share receivable	81,763	159,724	198,440
Premises and equipment, net	65,661	75,983	75,609
Intangible assets, net	1,972	3,040	3,404
Goodwill	956	956	956
Cash value of bank owned life insurance	49,095	15,603	50,087
Other assets	28,402	24,409	13,236

Total assets	$2,818,502	$3,019,052	$2,949,383

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$475,505	$510,751	$464,503
Interest-bearing	1,967,916	2,113,912	2,115,614

Total deposits	2,443,421	2,624,663	2,580,117
Securities sold under agreements to repurchase	20,255	50,120	17,404
Other borrowings	5,000	—	—
Other liabilities	17,201	22,983	10,387
Subordinated deferrable interest debentures	42,269	42,269	42,269

Total liabilities	2,528,146	2,740,035	2,650,177

Commitments and contingencies

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 28,000, 28,000 and 52,000 shares issued and outstanding	27,938	27,662	51,207
Common stock, par value $1; 100,000,000 shares authorized; 25,270,851, 25,154,818 and 25,155,318 issued	25,271	25,155	25,155
Capital surplus	165,835	164,949	164,182
Retained earnings	83,025	65,710	62,156
Accumulated other comprehensive income (loss)	(531)	6,607	7,337
Treasury stock, at cost, 1,363,342, 1,355,050 and 1,336,174 shares	(11,182)	(11,066)	(10,831)

Total stockholders’ equity	290,356	279,017	299,206

Total liabilities and stockholders’ equity	$2,818,502	$3,019,052	$2,949,383

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$29,633	$29,165	$88,208	$88,981
Interest on taxable securities	1,720	2,017	5,136	6,513
Interest on nontaxable securities	352	365	1,071	1,104
Interest on deposits in other banks and federal funds sold	44	104	158	342

Total interest income	31,749	31,651	94,573	96,940

Interest expense
Interest on deposits	2,025	3,005	6,334	10,724
Interest on other borrowings	404	408	1,105	1,370

Total interest expense	2,429	3,413	7,439	12,094

Net interest income	29,320	28,238	87,134	84,846
Provision for loan losses	2,920	6,540	10,008	26,647

Net interest income after provision for loan losses	26,400	21,698	77,126	58,199

Noninterest income
Service charges on deposit accounts	4,948	5,121	14,480	14,277
Mortgage banking activity	5,232	3,740	14,697	8,221
Other service charges, commissions and fees	593	331	1,539	1,044
Gain on acquisitions	—	—	—	20,037
Gain (loss) on sale of securities	—	—	171	—
Other noninterest income	1,515	639	4,145	2,391

Total noninterest income	12,288	9,831	35,032	45,970

Noninterest expense
Salaries and employee benefits	14,412	13,766	41,599	37,337
Equipment and occupancy expenses	3,149	3,340	9,058	9,555
Amortization of intangible assets	346	364	1,068	996
Data processing and telecommunications expenses	3,072	2,599	8,478	7,429
Advertising and marketing expenses	434	421	1,016	1,134
Other noninterest expenses	7,336	8,320	23,102	33,228

Total noninterest expense	28,749	28,810	84,321	89,679

Income before income tax expense	9,939	2,719	27,837	14,490
Applicable income tax expense	3,262	816	9,197	4,727

Net income	6,677	1,903	18,640	9,763
Less preferred stock dividends	443	827	1,326	2,459

Net income available to common shareholders	6,234	1,076	17,314	7,304

Other comprehensive income (loss)
Unrealized holding gain (loss) arising during period on investment securities available for sale, net of tax	(4,007)	(228)	(8,125)	1,017
Reclassification adjustment for losses (gains) included in earnings, net of tax	—	—	(111)	—
Unrealized gain (loss) on cash flow hedges arising during period, net of tax	(106)	(240)	1,098	(976)

Other comprehensive income (loss)	(4,113)	(468)	(7,138)	41

Total comprehensive income	$2,121	$608	$10,176	$7,345

Basic earnings per share	$0.26	$0.05	$0.72	$0.31

Diluted earnings per share	$0.26	$0.04	$0.71	$0.30

Weighted average common shares outstanding
Basic	23,901	23,819	23,883	23,800

Diluted	24,316	23,973	24,298	23,954

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Issued at beginning of period	28,000	$27,662	52,000	$50,727
Accretion of fair value of warrant	—	276	—	480

Issued at end of period	28,000	$27,938	52,000	$51,207

COMMON STOCK
Issued at beginning of period	25,154,818	$25,155	25,087,468	$25,087
Issuance of restricted shares	83,400	83	67,450	67
Cancellation of restricted shares	(1,000)	(1)	—	—
Proceeds from exercise of stock options	33,633	34	400	1

Issued at end of period	25,270,851	$25,271	25,155,318	$25,155

CAPITAL SURPLUS
Balance at beginning of period		$164,949		$166,639
Repurchase of warrants		—		(2,670)
Stock-based compensation		592		278
Proceeds from exercise of stock options		376		2
Issuance of restricted shares		(83)		(67)
Cancellation of restricted shares		1		—

Balance at end of period		$165,835		$164,182

RETAINED EARNINGS
Balance at beginning of period		$65,710		$54,852
Net income		18,640		9,763
Dividends on preferred shares		(275)		(1,979)
Accretion of fair value of warrant		(1,050)		(480)

Balance at end of period		$83,025		$62,156

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$6,607		$7,296
Other comprehensive income (loss)		(7,138)		41

Balance at end of period		$(531)		$7,337

TREASURY STOCK
Balance at beginning of period		$(11,066)		$(10,831)
Purchase of treasury shares		(116)		—

Balance at end of period		$(11,182)		$(10,831)

TOTAL STOCKHOLDERS’ EQUITY		$290,356		$299,206

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$18,640	$9,763
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	3,683	3,585
Net (gains) losses on sale or disposal of premises and equipment	(61)	163
Net losses or write-downs on sale of other real estate owned	5,646	9,048
Provision for loan losses	10,008	26,647
Gain on acquisitions	—	(20,037)
Amortization of intangible assets	1,068	996
Net change in mortgage loans held for sale	(20,848)	(17,458)
Net gains on securities available for sale	(171)	—
Change in other prepaids, deferrals and accruals, net	15,537	16,236

Net cash provided by operating activities	33,502	28,943

Cash flows from investing activities, net of effect of business combinations:
Net decrease in federal funds sold and interest-bearing deposits	119,778	162,170
Proceeds from maturities of securities available for sale	46,005	82,623
Purchase of securities available for sale	(61,445)	(89,787)
Proceeds from sales of securities available for sale	36,669	27,563
Purchase of bank owned life insurance	(30,000)	(50,000)
Net (increase) decrease in loans	(95,370)	(53,660)
Proceeds from sales of other real estate owned	55,270	57,443
Proceeds from sales of premises and equipment	1,889	409
Purchases of premises and equipment	(4,136)	(6,642)
Decrease in FDIC loss-share receivable	77,961	96,608
Net cash proceeds received from FDIC-assisted acquisitions	—	220,516

Net cash provided by investing activities	146,621	447,243

Cash flows from financing activities, net of effect of business combinations:
Net decrease in deposits	(181,242)	(429,185)
Net decrease in securities sold under agreements to repurchase	(29,865)	(20,261)
Proceeds from other borrowings	5,000	—
Decrease in other borrowings	—	(30,334)
Dividends paid – preferred stock	(1,050)	(1,979)
Repurchase of warrants	—	(2,670)
Purchase of treasury shares	(116)	—
Proceeds from exercise of stock options	410	4

Net cash used in financing activities	(206,863)	(484,425)

Net change in cash and due from banks	(26,740)	(8,239)

Cash and due from banks at beginning of period	80,256	65,528

Cash and due from banks at end of period	$53,516	$57,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,840	$13,699
Income taxes	11,304	52
Loans transferred to other real estate owned	37,054	61,237

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2013, the Bank operated 57 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within the Company’s established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of their unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Newly Adopted Accounting Pronouncements

ASU 2013-11 – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. For all other amounts, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. It did not have a material effect on the Company’s results of operations, financial position or disclosures.

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the Interest Rate Lock Commitments with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of September 30, 2013, December 31, 2012 and September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at September 30, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,983,062	$—	$1,561,480	$461,213	$2,022,693

Financial liabilities:
Deposits	2,443,421	—	2,444,244	—	2,444,244

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,934,754	$—	$1,406,366	$560,226	$1,966,592

Financial liabilities:
Deposits	2,624,663	—	2,624,883	—	2,624,883

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,960,195	$—	$1,393,115	$596,671	$1,989,786

Financial liabilities:
Deposits	2,580,117	—	2,581,465	—	2,581,465

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2013, December 31, 2012 and September 30, 2012 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of September 30, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$13,917	$—	$13,917	$—
State, county and municipal securities	112,939	4,460	108,479	—
Corporate debt securities	9,738	—	7,738	2,000
Mortgage-backed securities	175,654	9,375	166,279	—
Mortgage loans held for sale	69,634	—	69,634	—

Total recurring assets at fair value	$381,882	$13,835	$366,047	$2,000

Derivative financial instruments	$972	$—	$972	$—

Total recurring liabilities at fair value	$972	$—	$972	$—

	Fair Value Measurements on a Recurring Basis As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$6,870	$—	$6,870	$—
State, county and municipal securities	114,390	4,854	109,536	—
Corporate debt securities	10,328	—	8,328	2,000
Mortgage-backed securities	215,321	23,893	191,428	—
Mortgage loans held for sale	48,786	—	48,786	—

Total recurring assets at fair value	$395,695	$28,747	$364,948	$2,000

Derivative financial instruments	$2,978	$—	$2,978	$—

Total recurring liabilities at fair value	$2,978	$—	$2,978	$—

	Fair Value Measurements on a Recurring Basis As of September 30, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$8,895	$—	$8,895	$—
State, county and municipal securities	111,742	6,932	104,810	—
Corporate debt securities	11,495	—	9,495	2,000
Mortgage-backed securities	228,919	1,965	226,954	—
Mortgage loans held for sale	29,021	—	29,021	—

Total recurring assets at fair value	$390,072	$8,897	$379,175	$2,000

Derivative financial instruments	$3,233	$—	$3,233	$—

Total recurring liabilities at fair value	$3,233	$—	$3,233	$—

The following table is a presentation of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2013, December 31, 2012 and September 30, 2012 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$43,564	$—	$—	$43,564
Other real estate owned	37,978	—	—	37,978
Covered loans	417,649	—	—	417,649
Covered other real estate owned	52,552	—	—	52,552

Total non-recurring assets at fair value	$551,743	$—	$—	$551,743

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$52,514	$—	$—	$52,514
Other real estate owned	39,850	—	—	39,850
Covered loans	507,712	—	—	507,712
Covered other real estate owned	88,273	—	—	88,273

Total nonrecurring assets at fair value	$688,349	$—	$—	$688,349

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$50,437	$—	$—	$50,437
Other real estate owned	37,325	—	—	37,325
Covered loans	546,234	—	—	546,234
Covered other real estate owned	88,895	—	—	88,895

Total nonrecurring assets at fair value	$722,891	$—	$—	$722,891

The inputs used to determine estimated fair value of impaired loans and covered loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of other real estate owned and covered other real estate owned include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2013 and 2012, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

Measurements	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range
(Dollars in Thousands)
Nonrecurring:
Impaired loans	$43,564	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	4.00% - 75.00%
Other real estate owned	37,978	Third party appraisals	Collateral discounts and estimated costs to sell	10.00% - 78.00%
Covered loans	417,649	Third party appraisals and discounted cash flows	Collateral discounts Discount rate	1.75% - 75.00%
Covered real estate owned	52,552	Third party appraisals	Collateral discounts and estimated costs to sell	10.00% - 84.00%
Recurring:
Investment securities available for sale	2,000	Discounted par values	Credit quality of underlying issuer	0.00%

The transfers between the fair value hierarchy levels during the nine months ended September 30, 2013 and 2012 involved the transferring of loans to impaired loans, impaired loans to other real estate owned and covered loans to covered other real estate owned. These transfers are reflected in Ameris’ reconciliation of Level 3 assets below.

	Investment Securities Available for Sale	Impaired Loans Carried at Fair Value	Other Real Estate Owned	Covered Loans	Covered Other Real Estate Owned
	(Dollars in Thousands)
Beginning balance, January 1, 2013	$2,000	$52,514	$39,850	$507,712	$88,273
Total gains/(losses) included in net income	—	—	(2,214)	—	(3,432)
Purchases, sales, issuances, and settlements, net	—	(621)	(7,987)	(61,338)	(61,014)
Transfers in to Level 3	—	—	—	—	—
Asset reclassification, within Level 3	—	(8,329)	8,329	(28,725)	28,725

Ending balance September 30, 2013	$2,000	$43,564	$37,978	$417,649	$52,552

	Investment Securities Available for Sale	Impaired Loans Carried at Fair Value	Other Real Estate Owned	Covered Loans	Covered Other Real Estate Owned
	(Dollars in Thousands)
Beginning balance, January 1, 2012	$2,000	$70,296	$46,680	$571,489	$78,617
Total gains/(losses) included in net income	—	—	(9,048)	—	—
Purchases, sales, issuances, and settlements, net	—	—	(21,008)	15,281	(30,258)
Transfers in to Level 3	—	842	—	—	—
Asset reclassification, within Level 3	—	(20,701)	20,701	(40,536)	40,536

Ending balance September 30, 2012	$2,000	$50,437	$37,325	$546,234	$88,895

NOTE 2 – PENDING MERGER AND ACQUISITION

On May 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Prosperity Banking Company (“Prosperity”), a bank holding company headquartered in Saint Augustine, Florida. Prosperity Bank is a wholly owned bank subsidiary of Prosperity. Prosperity Bank has a total of 12 banking locations, with the majority of the franchise concentrated in northeast Florida. As of June 30, 2013, Prosperity reported assets of $754 million, loans of $485 million and deposits of $493 million. Under the terms of the Merger Agreement, Prosperity will merge with and into Ameris, with Ameris as the surviving entity in the merger. In addition, Prosperity Bank will be merged with and into the Bank, with the Bank as the surviving entity.

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

Consummation of the merger is subject to customary conditions, including, among others, approval of the Merger Agreement by Prosperity’s shareholders and the receipt of required regulatory approvals. The transaction is expected to close during the fourth quarter of 2013.

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2013, December 31, 2012 and September 30, 2012 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

September 30, 2013:
U. S. government agencies	$14,945	$—	$(1,028)	$13,917
State, county and municipal securities	112,643	2,331	(2,035)	112,939
Corporate debt securities	10,314	280	(856)	9,738
Mortgage-backed securities	176,818	2,714	(3,878)	175,654

Total securities	$314,720	$5,325	$(7,797)	$312,248

December 31, 2012:
U. S. government agencies	$6,605	$271	$(6)	$6,870
State, county and municipal securities	109,736	4,864	(210)	114,390
Corporate debt securities	10,545	330	(547)	10,328
Mortgage-backed securities	209,824	5,701	(204)	215,321

Total securities	$336,710	$11,166	$(967)	$346,909

September 30, 2012:
U. S. government agencies	$8,606	$289	$—	$8,895
State, county and municipal securities	106,541	5,345	(144)	111,742
Corporate debt securities	11,793	262	(560)	11,495
Mortgage-backed securities	222,641	6,562	(284)	228,919

Total securities	$349,581	$12,458	$(988)	$361,051

The amortized cost and fair value of available-for-sale securities at September 30, 2013 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$2,214	$2,229
Due from one year to five years	36,699	37,826
Due from five to ten years	68,790	67,622
Due after ten years	30,199	28,917
Mortgage-backed securities	176,818	175,654

	$314,720	$312,248

Securities with a carrying value of approximately $217.3 million serve as collateral to secure public deposits and other purposes required or permitted by law at September 30, 2013.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2013, December 31, 2012 and September 30, 2012.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2013:
U. S. government agencies	$13,917	$(1,028)	$—	$—	$13,917	$(1,028)
State, county and municipal securities	46,516	(1,735)	3,807	(300)	50,323	(2,035)
Corporate debt securities	—	—	4,235	(856)	4,235	(856)
Mortgage-backed securities	90,639	(3,878)	—	—	90,639	(3,878)

Total temporarily impaired securities	$151,072	$(6,641)	$8,042	$(1,156)	$159,114	$(7,797)

December 31, 2012:
U. S. government agencies	$4,994	$(6)	$—	$—	$4,994	$(6)
State, county and municipal securities	15,595	(199)	505	(11)	16,100	(210)
Corporate debt securities	—	—	4,560	(547)	4,560	(547)
Mortgage-backed securities	23,951	(181)	3,617	(23)	27,568	(204)

Total temporarily impaired securities	$44,540	$(386)	$8,682	$(581)	$53,222	$(967)

September 30, 2012:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	14,653	(132)	505	(12)	15,158	(144)
Corporate debt securities	—	—	5,551	(560)	5,551	(560)
Mortgage-backed securities	32,660	(267)	3,434	(17)	36,094	(284)

Total temporarily impaired securities	$47,313	$(399)	$9,490	$(589)	$56,803	$(988)

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Commercial, financial and agricultural	$244,991	$174,217	$189,374
Real estate – construction and development	132,277	114,199	125,315
Real estate – commercial and farmland	799,149	732,322	713,240
Real estate – residential	355,920	346,480	343,332
Consumer installment	36,303	40,178	43,441
Other	20,627	43,239	25,160

	$1,589,267	$1,450,635	$1,439,862

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $417.6 million, $507.7 million and $546.2 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Commercial, financial and agricultural	$27,768	$32,606	$37,167
Real estate – construction and development	50,702	70,184	73,356
Real estate – commercial and farmland	237,086	278,506	298,903
Real estate – residential	101,146	125,056	135,154
Consumer installment	947	1,360	1,654

	$417,649	$507,712	$546,234

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

The following table presents an analysis of non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Commercial, financial and agricultural	$4,198	$4,138	$4,285
Real estate – construction and development	4,229	9,281	8,201
Real estate – commercial and farmland	9,548	11,962	11,408
Real estate – residential	13,303	12,595	13,236
Consumer installment	442	909	1,095

	$31,720	$38,885	$38,225

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Commercial, financial and agricultural	$7,872	$10,765	$11,938
Real estate – construction and development	16,582	20,027	21,971
Real estate – commercial and farmland	37,079	55,946	58,377
Real estate – residential	13,028	28,672	31,189
Consumer installment	350	302	426

	$74,911	$115,712	$123,901

The following table presents an aging analysis of non-covered loans as of September 30, 2013, December 31, 2012 and September 30, 2012.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2013:
Commercial, financial & agricultural	$623	$297	$4,107	$5,027	$239,964	$244,991	$—
Real estate – construction & development	1,200	794	4,229	6,223	126,054	132,277	—
Real estate – commercial & farmland	3,883	2,458	9,523	15,864	783,285	799,149	—
Real estate – residential	5,515	3,531	11,818	20,864	335,056	355,920	—
Consumer installment loans	497	255	327	1,079	35,224	36,303	—
Other	—	—	—	—	20,627	20,627	—

Total	$11,718	$7,335	$30,004	$49,057	$1,540,210	$1,589,267	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2012:
Commercial, financial & agricultural	$258	$312	$3,969	$4,539	$169,678	$174,217	$—
Real estate – construction & development	347	332	8,969	9,648	104,551	114,199	—
Real estate – commercial & farmland	2,867	2,296	9,544	14,707	717,615	732,322	—
Real estate – residential	7,651	2,766	10,990	21,407	325,073	346,480	—
Consumer installment loans	702	391	815	1,908	38,270	40,178	—
Other	—	—	—	—	43,239	43,239	—

Total	$11,825	$6,097	$34,287	$52,209	$1,398,426	$1,450,635	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2012:
Commercial, financial & agricultural	$1,192	$639	$3,786	$5,617	$183,757	$189,374	$—
Real estate – construction & development	518	152	8,180	8,850	116,465	125,315	—
Real estate – commercial & farmland	3,507	812	11,402	15,721	697,519	713,240	—
Real estate – residential	7,200	2,346	12,372	21,918	321,414	343,332	—
Consumer installment loans	687	284	993	1,964	41,477	43,441	—
Other	—	—	—	—	25,160	25,160	—

Total	$13,104	$4,233	$36,733	$54,070	$1,385,792	$1,439,862	$—

The following table presents an aging analysis of covered loans as of September 30, 2013, December 31, 2012 and September 30, 2012.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2013:
Commercial, financial & agricultural	$319	$50	$6,695	$7,064	$20,704	$27,768	$—
Real estate – construction & development	2,831	658	15,781	19,270	31,432	50,702	266
Real estate – commercial & farmland	7,365	5,350	30,503	43,218	193,868	237,086	568
Real estate – residential	2,980	1,727	11,078	15,785	85,361	101,146	823
Consumer installment loans	49	—	311	360	587	947	—

Total	$13,544	$7,785	$64,368	$85,697	$331,952	$417,649	$1,657

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2012:
Commercial, financial & agricultural	$2,390	$1,105	$10,612	$14,107	$18,499	$32,606	$98
Real estate – construction & development	1,584	2,592	19,656	23,832	46,352	70,184	1,077
Real estate – commercial & farmland	11,451	7,373	52,570	71,394	207,112	278,506	1,347
Real estate – residential	6,066	3,396	24,976	34,438	90,618	125,056	779
Consumer installment loans	45	13	258	316	1,044	1,360	—

Total	$21,536	$14,479	$108,072	$144,087	$363,625	$507,712	$3,301

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2012:
Commercial, financial & agricultural	$1,384	$788	$11,315	$13,487	$23,680	$37,167	$—
Real estate – construction & development	3,611	1,663	22,194	27,468	45,888	73,356	2,312
Real estate – commercial & farmland	7,072	6,559	51,382	65,013	233,890	298,903	808
Real estate – residential	4,702	3,349	28,559	36,610	98,544	135,154	1,018
Consumer installment loans	56	92	255	403	1,251	1,654	—

Total	$16,825	$12,451	$113,705	$142,981	$403,253	$546,234	$4,138

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

The following is a summary of information pertaining to non-covered impaired loans:

	As of and For the Period Ended
	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in Thousands)
Nonaccrual loans	$31,720	$38,885	$38,225
Troubled debt restructurings not included above	17,024	18,744	19,893

Total impaired loans	$48,744	$57,629	$58,118

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$48,744	$57,629	$58,118

Allowance related to impaired loans	$5,180	$5,115	$7,681

Average investment in impaired loans	$53,047	$70,209	$73,353

Interest income recognized on impaired loans	$468	$495	$376

Foregone interest income on impaired loans	$388	$718	$491

The following table presents an analysis of information pertaining to non-covered impaired loans as of September 30, 2013, December 31, 2012 and September 30, 2012.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2013:
Commercial, financial & agricultural	$7,401	$—	$4,719	$4,719	$820	$4,900
Real estate – construction & development	14,299	—	6,155	6,155	821	8,960
Real estate – commercial & farmland	18,628	—	16,241	16,241	1,999	18,079
Real estate – residential	24,701	—	21,174	21,174	1,530	20,427
Consumer installment loans	565	—	455	455	10	681

Total	$65,594	$—	$48,744	$48,744	$5,180	$53,047

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$8,024	$—	$4,940	$4,940	$743	$4,968
Real estate – construction & development	20,316	—	11,016	11,016	910	11,706
Real estate – commercial & farmland	25,076	—	20,910	20,910	2,191	30,638
Real estate – residential	24,155	—	19,848	19,848	1,246	21,813
Consumer installment loans	1,187	—	915	915	25	1,084

Total	$78,758	$—	$57,629	$57,629	$5,115	$70,209

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2012:
Commercial, financial & agricultural	$8,261	$—	$5,089	$5,089	$876	$4,974
Real estate – construction & development	19,583	—	9,682	9,682	1,253	11,879
Real estate – commercial & farmland	25,346	—	20,948	20,948	2,907	33,070
Real estate – residential	24,993	—	21,304	21,304	2,616	22,303
Consumer installment loans	1,220	—	1,095	1,095	29	1,127

Total	$79,403	$—	$58,118	$58,118	$7,681	$73,353

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in Thousands)
Nonaccrual loans	$74,911	$115,712	$123,901
Troubled debt restructurings not included above	21,184	19,194	25,926

Total impaired loans	$96,095	$134,906	$149,827

Impaired loans not requiring a related allowance	$96,095	$134,906	$149,827

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$115,689	$163,825	$171,055

Interest income recognized on impaired loans	$793	$849	$1,319

Foregone interest income on impaired loans	$286	$491	$554

The following table presents an analysis of information pertaining to impaired covered loans as of September 30, 2013, December 31, 2012 and September 30, 2012.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2013:
Commercial, financial & agricultural	$10,645	$7,884	$—	$7,884	$—	$9,052
Real estate – construction & development	25,401	20,890	—	20,890	—	22,734
Real estate – commercial & farmland	51,105	43,279	—	43,279	—	54,292
Real estate – residential	28,078	23,692	—	23,692	—	29,316
Consumer installment loans	404	350	—	350	—	295

Total	$115,633	$96,095	$—	$96,095	$—	$115,689

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$27,060	$10,802	$—	$10,802	$—	$12,506
Real estate – construction & development	85,279	23,236	—	23,236	—	29,970
Real estate – commercial & farmland	159,493	64,231	—	64,231	—	78,790
Real estate – residential	63,559	36,335	—	36,335	—	42,061
Consumer installment loans	393	302	—	302	—	498

Total	$335,784	$134,906	$—	$134,906	$—	$163,825

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2012:
Commercial, financial & agricultural	$17,833	$11,976	$—	$11,976	$—	$12,932
Real estate – construction & development	34,787	23,833	—	23,833	—	31,653
Real estate – commercial & farmland	98,909	72,802	—	72,802	—	82,430
Real estate – residential	54,020	40,790	—	40,790	—	43,492
Consumer installment loans	890	426	—	426	—	548

Total	$206,439	$149,827	$—	$149,827	$—	$171,055

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

The following table presents the non-covered loan portfolio by risk grade as of September 30, 2013.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$65,033	$—	$278	$420	$7,028	$—	$72,759
15	20,668	5,080	147,355	56,464	1,243	—	230,810
20	89,216	37,765	421,669	142,186	19,691	20,627	731,154
23	97	7,085	10,054	13,275	218	—	30,729
25	60,407	72,942	183,371	109,604	7,034	—	433,358
30	3,019	2,264	12,089	11,427	153	—	28,952
40	6,326	7,141	24,333	22,534	936	—	61,270
50	225	—	—	10	—	—	235
60	—	—	—	—	—	—	—

Total	$244,991	$132,277	$799,149	$355,920	$36,303	$20,627	$1,589,267

The following table presents the non-covered loan portfolio by risk grade as of December 31, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$24,623	$—	$309	$464	$7,597	$—	$32,993
15	11,316	4,373	147,966	71,254	1,591	—	236,500
20	79,522	31,413	351,997	114,418	21,361	43,239	641,950
23	42	8,521	9,012	13,788	70	—	31,433
25	49,071	52,577	176,395	113,591	7,576	—	399,210
30	2,343	3,394	19,401	9,672	488	—	35,298
40	7,200	13,765	27,242	23,292	1,495	—	72,994
50	100	156	—	1	—	—	257
60	—	—	—	—	—	—	—

Total	$174,217	$114,199	$732,322	$346,480	$40,178	$43,239	$1,450,635

The following table presents the non-covered loan portfolio by risk grade as of September 30, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$26,291	$—	$220	$411	$7,887	$—	$34,809
15	11,816	4,532	152,678	74,040	1,400	—	244,466
20	80,681	33,603	324,270	105,531	23,038	25,160	592,283
23	5	7,667	8,773	13,650	81	—	30,176
25	62,377	59,013	184,146	113,560	8,502	—	427,598
30	1,508	7,948	14,742	10,535	745	—	35,478
40	6,436	12,396	28,411	25,583	1,780	—	74,606
50	260	156	—	22	8	—	446
60	—	—	—	—	—	—	—

Total	$189,374	$125,315	$713,240	$343,332	$43,441	$25,160	$1,439,862

The following table presents the covered loan portfolio by risk grade as of September 30, 2013.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	22	1,098	641	—	—	1,761
20	2,697	11,347	34,252	22,545	208	—	71,049
23	135	1,080	16,708	2,902	51	—	20,876
25	7,609	7,360	108,886	39,632	250	—	163,737
30	1,485	5,505	24,790	9,196	14	—	40,990
40	15,842	25,388	51,352	26,230	424	—	119,236
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$27,768	$50,702	$237,086	$101,146	$947	$—	$417,649

The following table presents the covered loan portfolio by risk grade as of December 31, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	39	1,640	644	—	—	2,323
20	3,997	12,194	37,098	31,337	292	—	84,918
23	28	1,174	9,576	2,052	—	—	12,830
25	10,013	19,216	114,849	40,194	558	—	184,830
30	4,294	7,214	38,665	11,883	50	—	62,106
40	14,274	30,347	76,678	38,946	460	—	160,705
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$32,606	$70,184	$278,506	$125,056	$1,360	$—	$507,712

The following table presents the covered loan portfolio by risk grade as of September 30, 2012.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$8	$—	$853	$—	$—	$861
15	91	44	1,673	708	—	—	2,516
20	4,970	13,950	40,912	34,397	319	—	94,548
23	30	1,226	4,638	1,889	—	—	7,783
25	11,986	18,921	130,155	44,999	721	—	206,782
30	4,063	7,494	35,764	9,016	64	—	56,401
40	16,027	31,713	85,761	43,292	550	—	177,343
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$37,167	$73,356	$298,903	$135,154	$1,654	$—	$546,234

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2013 totaling $17.0 million and loans in the first nine months of 2012 totaling $23.5 million under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

The following table presents the amount of troubled debt restructurings by loan class, classified separately as accrual and non-accrual at September 30, 2013, December 31, 2012 and September 30, 2012:

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
		Balance		Balance
Loan class:	#	(in thousands)	#	(in thousands)
Commercial, financial & agricultural	4	$521	3	$533
Real estate – construction & development	8	1,926	1	29
Real estate – commercial & farmland	16	6,693	3	1,858
Real estate – residential	35	7,871	7	704
Consumer installment	1	13	2	26

Total	64	$17,024	16	$3,150

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
		Balance		Balance
Loan class:	#	(in thousands)	#	(in thousands)
Commercial, financial & agricultural	5	$802	—	$—
Real estate – construction & development	5	1,735	—	—
Real estate – commercial & farmland	16	8,947	3	4,149
Real estate – residential	28	7,254	2	1,022
Consumer installment	1	6	—	—

Total	55	$18,744	5	$5,171

As of September 30, 2012	Accruing Loans		Non-Accruing Loans
		Balance		Balance
Loan class:	#	(in thousands)	#	(in thousands)
Commercial, financial & agricultural	5	$804	—	$—
Real estate – construction & development	4	1,481	—	—
Real estate – commercial & farmland	15	9,540	1	2,770
Real estate – residential	27	8,068	2	620

Total	51	$19,893	3	$3,390

The following table presents the amount of troubled debt restructurings by loan class, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at September 30, 2013, December 31, 2012 and September 30, 2012:

As of September 30, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
		Balance		Balance
Loan class:	#	(in thousands)	#	(in thousands)
Commercial, financial & agricultural	3	$508	4	$546
Real estate – construction & development	6	1,881	3	74
Real estate – commercial & farmland	14	6,550	5	2,001
Real estate – residential	31	7,282	11	1,293
Consumer installment	2	37	1	2

Total	56	$16,258	24	$3,916

As of December 31, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
		Balance		Balance
Loan class:	#	(in thousands)	#	(in thousands)
Commercial, financial & agricultural	5	$802	—	$—
Real estate – construction & development	5	1,735	—	—
Real estate – commercial & farmland	16	8,947	3	4,149
Real estate – residential	28	7,254	2	1,022
Consumer installment	—	—	1	6

Total	54	$18,738	6	$5,177

As of September 30, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
		Balance		Balance
Loan class:	#	(in thousands)	#	(in thousands)
Commercial, financial & agricultural	5	$804	—	$—
Real estate – construction & development	4	1,481	—	—
Real estate – commercial & farmland	15	9,540	1	2,770
Real estate – residential	26	8,068	3	620

Total	50	$19,893	4	$3,390

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at September 30, 2013, December 31, 2012 and September 30, 2012:

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
		Balance		Balance
Type of concession:	#	(in thousands)	#	(in thousands)
Forbearance of interest	9	$2,135	2	$101
Forgiveness of principal	3	1,479	1	145
Payment modification only	2	370	—	—
Rate reduction only	14	7,146	2	496
Rate reduction, forbearance of interest	18	2,878	10	2,379
Rate reduction, forbearance of principal	18	3,016	—	—
Rate reduction, payment modification	—	—	1	29

Total	64	$17,024	16	$3,150

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
		Balance		Balance
Type of concession:	#	(in thousands)	#	(in thousands)
Forbearance of interest	2	$1,873	—	$—
Forgiveness of principal	3	1,518	1	372
Payment modification only	2	376	—	—
Rate reduction only	11	7,075	1	177
Rate reduction, forbearance of interest	18	4,061	2	3,420
Rate reduction, forbearance of principal	18	3,798	—	—
Rate reduction, payment modification	1	43	1	1,202

Total	55	$18,744	5	$5,171

As of September 30, 2012	Accruing Loans		Non-Accruing Loans
		Balance		Balance
Type of concession:	#	(in thousands)	#	(in thousands)
Forbearance of interest	2	$1,902	—	$—
Forgiveness of principal	3	1,516	1	369
Payment modification only	2	1,292	1	251
Rate reduction only	10	5,889	—	—
Rate reduction, forbearance of interest	15	4,371	1	2,770
Rate reduction, forbearance of principal	18	4,874	—	—
Rate reduction, payment modification	1	49	—	—

Total	51	$19,893	3	$3,390

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at September 30, 2013, December 31, 2012 and September 30, 2012:

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
		Balance		Balance
Collateral type:	#	(in thousands)	#	(in thousands)
Warehouse	3	$1,065	1	$176
Raw land	3	1,337	1	29
Agricultural land	2	380	—	—
Hotel & motel	3	2,219	—	—
Office	4	1,924	—	—
Retail, including strip centers	4	1,105	2	1,682
1-4 family residential	40	8,460	7	704
Life insurance policy	1	250	—	—
Automobile/equipment/inventory	3	36	4	509
Unsecured	1	248	1	50

Total	64	$17,024	16	$3,150

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
		Balance		Balance
Collateral type:	#	(in thousands)	#	(in thousands)
Warehouse	3	$1,692	1	$177
Raw land	2	1,337	—	—
Hotel & motel	3	2,318	—	—
Office	4	2,105	1	2,770
Retail, including strip centers	6	2,833	1	1,202
1-4 family residential	31	7,651	2	1,022
Life insurance policy	1	250	—	—
Automobile/equipment/inventory	4	508	—	—
Unsecured	1	50	—	—

Total	55	$18,744	5	$5,171

As of September 30, 2012	Accruing Loans		Non-Accruing Loans
		Balance		Balance
Collateral type:	#	(in thousands)	#	(in thousands)
Warehouse	3	$1,621	—	$—
Raw land	2	1,349	—	—
Hotel & motel	3	2,362	—	—
Office	2	1,503	1	2,770
Retail, including strip centers	7	4,054	—	—
1-4 family residential	30	8,216	2	620
Inventory	1	450	—	—
Equipment	1	38	—	—
Unsecured	2	300	—	—

Total	51	$19,893	3	$3,390

As of September 30, 2013, December 31, 2012 and September 30, 2012, the Company had a balance of $20.2 million, $23.9 million and $23.3 million, respectively, in troubled debt restructurings. The Company has recorded $2.1 million, $1.9 million and $2.1 million in previous charge-offs on such loans at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $412,000, $640,000 and $676,000 at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. At September 30, 2013, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

During the nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended September 30, 2012, the Company recorded provision for loan loss expense of $1.3 million, $2.6 million and $2.3 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards below but are reflected in the Company’s Consolidated Statements of Earnings and Comprehensive Income.

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended September 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in Thousands)
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$23,593
Provision for loan losses	1,011	2,127	2,632	2,966	11	8,747
Loans charged off	(1,216)	(1,598)	(2,873)	(3,430)	(576)	(9,693)
Recoveries of loans previously charged off	340	88	18	520	241	1,207

Balance, September 30, 2013	$2,574	$5,960	$8,934	$5,954	$432	$23,854

Period-end amount allocated to:
Loans individually evaluated for impairment	$741	$682	$1,997	$1,429	$—	$4,849
Loans collectively evaluated for impairment	1,833	5,278	6,937	4,525	432	19,005

Ending balance	$2,574	$5,960	$8,934	$5,954	$432	$23,854

Loans:
Individually evaluated for impairment	$3,657	$3,524	$14,605	$16,919	$—	$38,705
Collectively evaluated for impairment	241,334	128,753	784,544	339,001	56,930	1,550,562

Ending balance	$244,991	$132,277	$799,149	$355,920	$56,930	$1,589,267

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in Thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	815	5,245	15,000	6,267	1,124	28,451
Loans charged off	(1,451)	(9,380)	(20,551)	(8,722)	(1,059)	(41,163)
Recoveries of loans previously charged off	157	40	482	225	245	1,149

Balance, December 31, 2012	$2,439	$5,343	$9,157	$5,898	$756	$23,593

Period-end amount allocated to:
Loans individually evaluated for impairment	$659	$611	$2,228	$1,056	$—	$4,554
Loans collectively evaluated for impairment	1,780	4,732	6,929	4,842	756	19,039

Ending balance	$2,439	$5,343	$9,157	$5,898	$756	$23,593

Loans:
Individually evaluated for impairment	$3,351	$7,617	$21,332	$13,020	$—	$45,320
Collectively evaluated for impairment	170,866	106,582	710,990	333,460	83,417	1,405,315

Ending balance	$174,217	$114,199	$732,322	$346,480	$83,417	$1,450,635

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in Thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	677	4,954	13,087	4,936	706	24,360
Loans charged off	(889)	(7,819)	(18,199)	(6,642)	(618)	(34,167)
Recoveries of loans previously charged off	101	23	32	199	197	552

Balance, September 30, 2012	$2,807	$6,596	$9,146	$6,621	$731	$25,901

Period-end amount allocated to:
Loans individually evaluated for impairment	$610	$526	$2,315	$2,105	$—	$5,556
Loans collectively evaluated for impairment	2,197	6,070	6,831	4,516	731	20,345

Ending balance	$2,807	$6,596	$9,146	$6,621	$731	$25,901

Loans:
Individually evaluated for impairment	$2,748	$5,510	$21,552	$15,178	$—	$44,988
Collectively evaluated for impairment	186,626	119,805	691,688	328,154	68,601	1,394,874

Ending balance	$189,374	$125,315	$713,240	$343,332	$68,601	$1,439,862

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

The following table summarizes components of all covered assets at September 30, 2013, December 31, 2012 and September 30, 2012 and their origin:

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of September 30, 2013:	(Dollars in Thousands)

AUB	$19,336	$915	$—	$18,421	$3,338	$3	$3,335	$21,756	$3,704

USB	21,168	1,665	—	19,503	3,066	139	2,927	22,430	2,796

SCB	35,555	1,902	—	33,653	5,348	429	4,919	38,572	4,020

FBJ	27,222	3,965	—	23,257	1,582	170	1,412	24,669	4,990

DBT	116,685	21,739	—	94,946	19,720	1,639	18,081	113,027	23,955

TBC	35,588	2,519	54	33,015	5,912	843	5,069	38,084	4,315

HTB	70,156	8,232	41	61,883	6,998	2,445	4,553	66,436	11,065

OGB	63,794	6,658	108	57,028	9,921	3,918	6,003	63,031	9,458

CBG	92,755	16,712	100	75,943	8,299	2,046	6,253	82,196	17,460

Total	$482,259	$64,307	$303	$417,649	$64,184	$11,632	$52,552	$470,201	$81,763

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of December 31, 2012:	(Dollars in Thousands)

AUB	$27,169	$2,481	$—	$24,688	$10,636	$102	$10,534	$35,222	$2,905

USB	27,286	4,320	—	22,966	7,087	99	6,988	29,954	6,619

SCB	41,389	3,285	—	38,104	10,686	654	10,032	48,136	6,133

FBJ	32,574	6,204	27	26,343	3,260	526	2,734	29,077	6,589

DBT	169,527	41,631	207	127,689	30,395	2,160	28,235	155,924	47,012

TBC	46,796	4,979	173	41,644	11,089	1,381	9,708	51,352	8,073

HTB	90,602	16,072	52	74,478	13,980	4,954	9,026	83,504	20,020

OGB	81,908	17,127	136	64,645	9,168	4,078	5,090	69,735	16,871

CBG	124,200	36,884	161	87,155	9,046	3,120	5,926	93,081	45,502

Total	$641,451	$132,983	$756	$507,712	$105,347	$17,074	$88,273	$595,985	$159,724

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of September 30, 2012:	(Dollars in Thousands)

AUB	$28,955	$2,532	$—	$26,423	$10,342	$—	$10,342	$36,765	$3,256

USB	33,145	5,036	—	28,109	7,641	99	7,542	35,651	8,408

SCB	44,340	3,892	—	40,448	10,464	646	9,818	50,266	6,130

FBJ	33,312	6,299	43	26,970	3,407	572	2,835	29,805	6,731

DBT	186,815	47,598	331	138,886	33,404	2,798	30,606	169,492	63,789

TBC	51,084	5,790	212	45,082	10,110	1,533	8,577	53,659	15,559

HTB	95,904	18,727	56	77,121	15,219	5,766	9,453	86,574	23,698

OGB	86,091	18,719	146	67,226	7,874	3,663	4,211	71,437	21,419

CBG	139,583	43,406	208	95,969	8,518	3,007	5,511	101,480	49,450

Total	$699,229	$151,999	$996	$546,234	$106,979	$18,084	$88,895	$635,129	$198,440

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

Total Amounts	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in Thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$50,703	$23,050	$16,210

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	6,305	13,190	11,435

Amounts reflected in the Company’s Statement of Operations	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in Thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$10,141	$4,610	$3,242

Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	1,261	2,638	2,287

A rollforward of acquired loans with deterioration of credit quality for the nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended September 30, 2012 is shown below:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Balance, January 1	$282,737	$307,790	$307,790
Change in estimate of cash flows, net of charge-offs or recoveries	30,371	(17,712)	(7,119)
Additions due to acquisitions	—	73,414	73,414
Other (loan payments, transfers, etc.)	(81,519)	(80,755)	(70,402)

Ending balance	$231,589	$282,737	$303,683

A rollforward of acquired loans without deterioration of credit quality for the nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended September 30, 2012 is shown below:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Balance, January 1	$228,602	$266,966	$266,966
Change in estimate of cash flows, net of charge-offs or recoveries	11,554	1,376	3,861
Additions due to acquisitions	—	51,368	51,367
Other (loan payments, transfers, etc.)	(53,870)	(91,108)	(72,755)

Ending balance	$186,286	$228,602	$249,439

The following is a summary of changes in the accretable discounts of acquired loans during the nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended September 30, 2012.

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Balance, January 1	$16,698	$29,537	$29,537
Additions due to acquisitions	—	9,863	9,863
Accretion	(36,552)	(45,752)	(36,241)
Other activity, net	50,703	23,050	16,210

Ending balance	$30,849	$16,698	$19,369

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. Changes in the FDIC shared-loss receivable for the nine months ended September 30, 2013, for the year ended December 31, 2012 and for the nine months ended September 30, 2012 are as follows:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Balance, January 1	$159,724	$242,394	$242,394
Indemnification asset recorded in acquisitions	—	52,654	52,654
Payments received from FDIC	(58,240)	(128,730)	(97,399)
Effect of change in expected cash flows on covered assets	(19,721)	(6,594)	791

Ending balance	$81,763	$159,724	$198,440

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Share Data in Thousands)		(Share Data in Thousands)
Basic shares outstanding	23,901	23,819	23,883	23,800
Plus: Dilutive effect of ISOs	62	105	62	105
Plus: Dilutive effect of Restricted grants	353	49	353	49

Diluted shares outstanding	24,316	23,973	24,298	23,954

NOTE 7 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At September 30, 2013 there was $5.0 million in outstanding borrowings with the Company’s correspondent banks. There were no outstanding borrowings with the Company’s correspondent banks at December 31, 2012 and September 30, 2012. The Company’s success with attracting and retaining retail deposits has allowed for very low dependence on more volatile non-deposit funding.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012

Commitments to extend credit	$208,303	$180,733	$145,936

Standby letters of credit	$6,954	$6,788	$9,367

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of September 30, 2013 and 2012.

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$(23)	$6,630	$6,607
Reclassification for gains included in net income	—	(111)	(111)
Current year changes	1,098	(8,125)	(7,027)

Balance, September 30, 2013	$1,075	$(1,606)	$(531)

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2012	$856	$6,440	$7,296
Reclassification for gains included in net income	—	—	—
Current year changes	(976)	1,017	41

Balance, September 30, 2012	$(120)	$7,457	$7,337

NOTE 10 – SEGMENT REPORTING

The following tables present selected financial information with respect to the Company’s reportable business segments for the three- and nine-month periods ended September 30 2013 and 2012.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Retail Banking	Mortgage Banking	Total	Retail Banking	Mortgage Banking	Total
	(Dollars in Thousands)
Net interest income	$28,089	$1,231	$29,320	$27,953	$285	$28,238
Provision for loan losses	2,920	—	2,920	6,540	—	6,540
Noninterest income	7,054	5,234	12,288	6,091	3,740	9,831
Noninterest expense:
Salaries and employee benefits	10,799	3,613	14,412	11,446	2,320	13,766
Equipment and occupancy expenses	3,029	120	3,149	3,190	150	3,340
Data processing and telecommunications expenses	2,908	164	30,72	2,510	89	2,599
Other expenses	7,473	643	8,116	8,706	399	9,105

Total noninterest expense	24,209	4,540	28,749	25,852	2,958	28,810

Income before income tax expense	8,014	1,925	9,939	1,652	1,067	2,719
Income tax expense	2,588	674	3,262	443	373	816

Net income	5,426	1,251	6,677	1,209	694	1,903
Less preferred stock dividends	443	—	443	827	—	827

Net income available to common shareholders	$4,983	$1,251	$6,234	$382	$694	$1,076

Total assets	$2,707,200	$111,302	$2,818,502	$2,947,004	$2,379	$2,949,383
Stockholders’ equity	250,863	39,493	290,356	299,221	(15)	299,206

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Retail Banking	Mortgage Banking	Total	Retail Banking	Mortgage Banking	Total
	(Dollars in Thousands)
Net interest income	$84,372	$2,762	$87,134	$84,243	$603	$84,846
Provision for loan losses	10,008	—	10,008	26,647	—	26,647
Noninterest income	20,333	14,699	35,032	37,749	8,221	45,970
Noninterest expense:
Salaries and employee benefits	32,314	9,285	41,599	32,435	4,902	37,337
Equipment and occupancy expenses	8,575	483	9,058	9,250	305	9,555
Data processing and telecommunications expenses	8,013	465	8,478	7,222	207	7,429
Other expenses	22,807	2,379	25,186	34,470	888	35,358

Total noninterest expense	71,709	12,612	84,321	83,377	6,302	89,679

Income before income tax expense	22,988	4,849	27,837	11,968	2,522	14,490
Income tax expense	7,500	1,697	9,197	3,845	882	4,727

Net income	15,488	3,152	18,640	8,123	1,640	9,763
Less preferred stock dividends	1,326	—	1,326	2,459	—	2,459

Net income available to common shareholders	$14,162	$3,152	$17,314	$5,664	$1,640	$7,304

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2013 as compared to December 31, 2012 and operating results for the three- and nine-month periods ended September 30, 2013 and 2012. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters, which should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share data, taxable equivalent)	Third Quarter 2013	Second Quarter 2013	First Quarter 2013	Fourth Quarter 2012	Third Quarter 2012	For Nine Months Ended
						September 30, 2013	September 30, 2012
Results of Operations:
Net interest income	$29,320	$29,476	$28,338	$29,559	$28,238	$87,134	$84,846
Net interest income (tax equivalent)	29,542	29,666	28,695	29,898	28,420	87,902	85,134
Provision for loan losses	2,920	4,165	2,923	4,442	6,540	10,008	26,647
Non-interest income	12,288	11,384	11,360	11,904	9,831	35,032	45,970
Non-interest expense	28,749	26,688	28,884	29,791	28,810	84,321	89,679
Income tax expense	3,262	3,329	2,606	2,558	816	9,197	4,727
Preferred stock dividends	443	442	441	1,118	827	1,326	2,459
Net income available to common shareholders	6,234	6,236	4,844	3,554	1,076	17,314	7,304
Selected Average Balances:
Loans, net of unearned income	$1,625,560	$1,572,544	$1,488,326	$1,471,065	$1,430,227	$1,562,646	$1,408,642
Covered loans	427,482	444,616	491,691	519,892	574,897	454,361	564,995
Investment securities	312,541	321,582	340,564	352,790	364,786	325,430	364,390
Earning assets	2,439,771	2,397,834	2,428,720	2,503,381	2,502,908	2,422,786	2,498,927
Assets	2,806,799	2,820,863	2,875,274	2,985,116	2,935,715	2,837,758	2,963,978
Deposits	2,439,150	2,448,171	2,511,511	2,604,320	2,616,866	2,466,013	2,606,551
Common shareholders’ equity	246,489	251,240	251,214	240,787	242,614	249,630	242,961
Period-End Balances:
Mortgage loans held for sale	$69,634	$62,580	$42,332	$48,786	$29,021	$69,634	$29,021
Loans, net of unearned income	1,589,267	1,555,827	1,492,753	1,450,635	1,439,862	1,589,267	1,439,862
Covered loans	417,649	443,517	460,724	507,712	546,234	417,649	546,234
Earning assets	2,462,697	2,421,996	2,401,043	2,547,719	2,443,040	2,462,697	2,443,040
Total assets	2,818,502	2,808,675	2,861,651	3,019,052	2,949,383	2,818,502	2,949,383
Total deposits	2,443,421	2,443,103	2,489,973	2,624,663	2,580,117	2,443,421	2,580,117
Common shareholders’ equity	262,418	259,932	255,969	251,355	247,999	262,418	247,999
Per Common Share Data:
Earnings per share – basic	$0.26	$0.26	$0.20	$0.15	$0.05	$0.72	$0.31
Earnings per share – diluted	0.26	0.26	0.20	0.15	0.04	0.71	0.30
Common book value per share	10.98	10.88	10.72	10.56	10.41	10.98	10.41
End of period shares outstanding	23,907,509	23,894,327	23,875,680	23,799,768	23,819,144	23,907,509	23,819,144
Weighted average shares outstanding
Basic	23,900,665	23,878,898	23,867,691	23,815,583	23,819,144	23,882,539	23,800,121
Diluted	24,315,821	24,287,628	24,246,346	23,857,095	23,973,369	24,297,695	23,954,346
Market Price:
High closing price	$19.79	$16.94	$14.51	$12.71	$12.88	19.79	13.40
Low closing price	17.35	13.16	12.79	10.50	11.27	12.79	10.34
Closing price for quarter	18.38	16.85	14.35	12.49	12.59	18.38	12.59
Average daily trading volume	75,545	53,403	51,887	48,295	45,543	60,457	54,325
Cash dividends per share	—	—	—	—	—	—	—
Stock dividend	—	—	—	—	—	—	—
Closing price to book value	1.67	1.55	1.34	1.18	1.21	1.67	1.21
Performance Ratios:
Return on average assets	0.94%	0.95%	0.75%	0.62%	0.26%	0.89%	0.44%
Return on average common equity	10.75%	10.66%	8.53%	7.72%	3.12%	10.11%	5.38%
Average loans to average deposits	84.17%	82.39%	78.84%	76.45%	76.62%	81.79%	75.72%
Average equity to average assets	9.78%	9.93%	9.70%	9.39%	10.01%	9.78%	9.92%
Net interest margin (tax equivalent)	4.80%	4.96%	4.79%	4.75%	4.52%	4.85%	4.55%
Efficiency ratio (tax equivalent)	69.09%	65.32%	72.76%	71.85%	75.68%	69.02%	68.55%

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $6.2 million, or $0.26 per diluted share, for the quarter ended September 30, 2013, compared to $1.1 million, or $0.04 per diluted share, for the same period in 2012. The Company’s return on average assets and average shareholders’ equity increased in the third quarter of 2013 to 0.94% and 10.75%, respectively, compared to 0.26% and 3.12%, respectively, in the third quarter of 2012. The increase in earnings and profitability during the quarter was primarily due to increased noninterest income and reduced credit costs. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities and mortgage banking activities of the Company during the third quarter of 2013 and 2012, respectively.

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the three months ended September 30, 2013:
Net interest income	$28,089	$1,231	$29,320
Provision for loan losses	2,920	—	2,920
Non-interest income	7,054	5,234	12,288
Non-interest expense
Salaries and employee benefits	10,799	3,613	14,412
Occupancy	3,029	120	3,149
Data processing	2,908	164	3,072
Other expenses	7,473	643	8,116

Total non-interest expense	24,209	4,540	28,749

Income before income taxes	8,014	1,925	9,939
Income tax expense	2,588	674	3,262
Net income	5,426	1,251	6,677
Preferred stock dividends	443	—	443

Net income available to common shareholders	$4,983	$1,251	$6,234

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the three months ended September 30, 2012:
Net interest income	$27,953	$285	$28,238
Provision for loan losses	6,540	—	6,540
Non-interest income	6,091	3,740	9,831
Non-interest expense
Salaries and employee benefits	11,446	2,320	13,766
Occupancy	3,190	150	3,340
Data processing	2,510	89	2,599
Other expenses	8,706	399	9,105

Total non-interest expense	25,852	2,958	28,810

Income before income taxes	1,652	1,067	2,719
Income tax expense	443	373	816
Net income	1,209	694	1,903
Preferred stock dividends	827	—	827

Net income available to common shareholders	$382	$694	$1,076

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the third quarter of 2013 was $29.5 million, an increase of $1.1 million compared to $28.4 million reported in the same quarter in 2012. Increases in the Company’s net interest margin have been the result of flat yields on all classes of earning assets complemented by steady decreases in the Company’s cost of funds. The Company’s net interest margin was 4.80% during the third quarter of 2013, compared to 4.96% during the second quarter of 2013 and 4.52% during the third quarter of 2012. Steady improvements in the earning asset mix and decreased funding costs have positively impacted the Company’s net interest margin over the past year.

Total interest income, on a tax equivalent basis, during the third quarter of 2013 was $32.0 million compared to $31.8 million in the same quarter of 2012. Yields on earning assets increased slightly to 5.20%, compared to 5.06% reported in the third quarter of 2012. During the third quarter of 2013, loans comprised 84.1% of earning assets, compared to 81.3% in the same quarter of 2012. Increased lending activities have provided opportunities to begin to grow the legacy loan portfolio. Yields on legacy loans decreased to 5.36% in the third quarter of 2013, compared to 5.68% in the same period of 2012. Covered loan yields increased from 6.19% in the third quarter of 2012 to 7.65% in the third quarter of 2013. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total funding costs declined to 0.39% in the third quarter of 2013, compared to 0.51% during the third quarter of 2012. Interest-bearing deposit costs decreased from 0.46% in the third quarter of 2012 and 0.42% in the second quarter of 2013 to 0.41% in the third quarter of 2013. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 73.2% of total deposits in the third quarter of 2013 compared to 68.0% during the third quarter of 2012. Lower costs on deposits were due mostly to the lower rate environment and the improvement in the deposit mix. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the third quarter of 2013 and 2012 are shown below:

(Dollars in Thousands)	September 30, 2013		September 30, 2012
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$573,088	0.17%	$593,204	0.20%
MMDA	639,304	0.38%	631,231	0.39%
Savings	104,498	0.11%	102,129	0.12%
Retail CDs < $100,000	290,771	0.55%	365,807	0.79%
Retail CDs > $100,000	349,931	0.72%	430,677	0.91%
Brokered CDs	12,970	3.09%	41,799	3.16%

Interest-bearing deposits	$1,970,562	0.41%	$2,164,847	0.55%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the third quarter of 2013 amounted to $2.9 million, compared to $4.2 million in the second quarter of 2013 and $6.5 million in the third quarter of 2012. Although the Company has experienced improving trends in criticized and classified assets for several quarters, provision for loan losses continues to be required to account for continued devaluation of real estate collateral. At September 30, 2013, classified loans still accruing totaled $31.3 million, compared to $34.4 million at December 31, 2012 and $36.8 million at September 30, 2012. Non-accrual loans at September 30, 2013 totaled $31.7 million, compared to $38.9 million reported at December 31, 2012 and $38.2 million reported at September 30, 2012.

At September 30, 2013, other real estate owned (excluding covered OREO) totaled $38.0 million, compared to $39.9 million at June 30, 2013 and $37.3 million at September 30, 2012. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of three to six months, the liquidation of properties occurs between 85% and 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the third quarter of 2013, total non-performing assets decreased to 2.47% of total assets, compared to 2.61% at December 31, 2012 and 2.56% at September 30, 2012. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the third quarter of 2013 were $2.8 million, or 0.70% of loans on an annualized basis, compared to $6.0 million, or 1.65% of loans, in the third quarter of 2012. The Company’s allowance for loan losses at September 30, 2013 was $23.9 million, or 1.50% of non-covered loans, compared to $25.9 million, or 1.80% of non-covered loans, at September 30, 2012.

Non-interest Income

Total non-interest income for the third quarter of 2013 was $12.3 million, compared to $9.8 million in the third quarter of 2012. Income from mortgage related activities continued to increase as a result of the Company’s increased number of mortgage bankers and higher level of production. Service charges on deposit accounts in the third quarter of 2013 were $4.9 million, compared to $4.7 million in the second quarter of 2013 and $5.1 million in the third quarter of 2012.

Non-interest Expense

Total non-interest expenses for the third quarter of 2013 decreased slightly to $28.7 million, compared to $28.8 million in the same quarter in 2012. Salaries and benefits increased $646,000 compared to the third quarter of 2012, due primarily to the growth in support costs and commissions in the mortgage division, which is proportionate to the growth in mortgage revenues. Excluding compensation costs in the mortgage operations, salaries and benefits increased $136,000 in the third quarter of 2013, compared to the third quarter of 2012. Occupancy and equipment expense decreased from $3.3 million in the third quarter of 2012 to $3.1 million in the third quarter of 2013. Data processing and telecommunications expenses increased to $3.1 million for the third quarter of 2013 from $2.6 million for the same period in 2012. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $3.0 million in the third quarter of 2013, compared to $3.7 million in the third quarter of 2012 due to improved economic conditions.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the third quarter of 2013, the Company reported income tax expense of $3.3 million, compared to $816,000 in the same period of 2012. The Company’s effective tax rate for the three months ending September 30, 2013 and 2012 was 32.8% and 30.0%, respectively.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Ameris reported net income available to common shareholders of $17.3 million, or $0.71 per diluted share, for the nine months ended September 30, 2013, compared to $7.3 million, or $0.30 per diluted share, for the same period in 2012. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities and mortgage banking activities of the Company during the first nine months of 2013 and 2012, respectively.

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the nine months ended September 30, 2013:
Net interest income	$84,372	$2,762	$87,134
Provision for loan losses	10,008	—	10,008
Non-interest income	20,333	14,699	35,032
Non-interest expense
Salaries and employee benefits	32,314	9,285	41,599
Occupancy	8,575	483	9,058
Data processing	8,013	465	8,478
Other expenses	22,807	2,379	25,186

Total non-interest expense	71,709	12,612	84,321

Income before income taxes	22,988	4,849	27,837
Income tax expense	7,500	1,697	9,197
Net income	15,488	3,152	18,640
Preferred stock dividends	1,326	—	1,326

Net income available to common shareholders	$14,162	$3,152	$17,314

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the nine months ended September 30, 2012:
Net interest income	$84,243	$603	$84,846
Provision for loan losses	26,647	—	26,647
Non-interest income	37,749	8,221	45,970
Non-interest expense
Salaries and employee benefits	32,435	4,902	37,337
Occupancy	9,250	305	9,555
Data processing	7,222	207	7,429
Other expenses	34,470	888	35,358

Total non-interest expense	83,377	6,302	89,679

Income before income taxes	11,968	2,522	14,490
Income tax expense	3,845	882	4,727
Net income	8,123	1,640	9,763
Preferred stock dividends	2,459	—	2,459

Net income available to common shareholders	$5,664	$1,640	$7,304

Interest Income

Interest income, on a tax equivalent basis, for the nine months ended September 30, 2013 was $95.3 million, a decrease of $1.9 million when compared to $97.2 million for the same period in 2012. Average earning assets for the nine-month period decreased $76.1 million to $2.42 billion as of September 30, 2013, compared to $2.50 billion as of September 30, 2012. Yield on average earning assets was 5.26% for the nine months ended September 30, 2013, compared to 5.20% in the first nine months of 2012. Earning assets acquired in connection with the Company’s FDIC-assisted acquisitions have allowed the Company to maintain rather level amounts of earning assets while interest rate floors on individual customer loans have allowed the Company to keep the yield on loans from falling precipitously in the current rate environment. Additionally, yields on the acquired assets have been much stronger than the Company’s other earning assets, helping boost the Company’s overall yield on earning assets.

Interest Expense

Total interest expense for the nine months ended September 30, 2013 amounted to $7.4 million, reflecting a $4.7 million decrease from the $12.1 million expense recorded in the same period of 2012. During the nine-month period ended September 30, 2013, the Company’s funding costs declined to 0.39% from 0.60% reported in 2012. The majority of the decline in interest expense and costs relates to improvements in the cost of the Company’s retail time deposits, which fell to 0.75% in the nine-month period ending September 30, 2013, compared to 0.98% in the same period in 2012.

Net Interest Income

Level yields on earning assets have combined with reduced funding costs to result in material improvements in net interest income. For the year-to-date period ending September 30, 2013, the Company reported $87.9 million of net interest income on a tax equivalent basis, compared to $85.1 million of net interest income for the same period in 2012. The Company’s net interest margin increased to 4.85% in the nine-month period ending September 30, 2013, compared to 4.55% in the same period in 2012.

Provision for Loan Losses

The provision for loan losses decreased to $10.0 million for the nine months ended September 30, 2013, compared to $26.6 million in the same period in 2012, due to charges related to the bulk sale in the first quarter of 2012. Non-performing assets totaled $69.7 million at September 30, 2013, compared to $75.6 million at September 30, 2012. For the nine-month period ended September 30, 2013, the Company had net charge-offs totaling $8.5 million, compared to $33.6 million for the same period in 2012. Annualized net charge-offs as a percentage of loans decreased to 0.71% during the first nine months of 2013, compared to 3.12% during the first nine months of 2012. This decrease was due to the Company’s bulk sale of certain non-performing assets during the first quarter of 2012.

Non-interest Income

Non-interest income for the first nine months of 2013 was $35.0 million, compared to $46.0 million in the same period in 2012. Excluding non-recurring gains on investment securities and an FDIC-assisted acquisition, the Company’s non-interest income totaled $34.9 million, an increase of $8.9 million, compared to $25.9 million in the same period in 2012. Service charges on deposit accounts increased approximately $203,000 to $14.5 million in the first nine months of 2013 compared to $14.3 million in the same period in 2012. Income from mortgage banking activity increased from $8.2 million in the first nine months of 2012 to $14.7 million in the first nine months of 2013, due to increased number of mortgage bankers and higher level of production.

Non-interest Expense

Total operating expenses for the first nine months of 2013 decreased to $84.3 million, compared to $89.7 million in the same period in 2012. Salaries and benefits increased $4.3 million when compared to the first nine months of 2012, mostly due to the growth in the mortgage division. Occupancy and equipment expenses for the first nine months of 2013 amounted to $9.1 million, representing an increase of $497,000 from the same period in 2012. Data processing and telecommunications expenses increased during the first nine months of 2013 from $7.4 million in the first nine months of 2012 to $8.5 million in the first nine months of 2013. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $10.2 million in the first nine months of 2013, compared to $19.9 million in the first nine months of 2012, due to the Company’s bulk sale of certain non-performing assets in the first quarter of 2012.

Income Taxes

In the first nine months of 2013, the Company recorded income tax expense of $9.2 million, compared to $4.7 million in the same period of 2012. The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 33.0% and 32.6%, respectively.

Financial Condition as of September 30, 2013

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2013, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2013, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
September 30, 2013:
U.S. government agencies	$14,945	$13,917	1.85%	5.91	$—
State and municipal securities	112,643	112,939	3.62%	5.58	5,104
Corporate debt securities	10,314	9,738	6.51%	7.14	—
Mortgage-backed securities	176,818	175,654	2.67%	4.05	27,818

Total debt securities	$314,720	$312,248	3.11%	4.79	$32,922

September 30, 2012:
U.S. government agencies	$8,606	$8,895	2.36%	1.91	$—
State and municipal securities	106,541	111,742	3.95%	6.02	9,994
Corporate debt securities	11,793	11,495	6.73%	6.92	1,250
Mortgage-backed securities	222,641	228,919	2.34%	2.42	71,773

Total debt securities	$349,581	$361,051	2.98%	3.66	$83,017

Loans and Allowance for Loan Losses

At September 30, 2013, gross loans outstanding (including covered loans and mortgage loans held for sale) were $2.08 billion, an increase from $2.01 billion reported at December 31, 2012 and $2.02 billion reported at September 30, 2012. Non-covered loans increased $138.6 million to $1.59 billion during the first nine months of 2013, compared to $1.45 billion at December 31, 2012 and $1.44 billion at September 30, 2012. Covered loans decreased $128.6 million, from $546.2 million at September 30, 2012 to $417.6 million at September 30, 2013. Mortgage loans held for sale increased to $69.6 million at September 30, 2013, compared to $48.8 million at December 31, 2012 and $29.0 million at September 30, 2012.

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

For the nine-month period ended September 30, 2013, the Company recorded net charge-offs totaling $8.5 million, compared to $33.6 million for the period ended September 30, 2012. The provision for loan losses for the nine months ended September 30, 2013 decreased to $10.0 million, compared to $26.6 million during the nine-month period ended September 30, 2012. Increased levels of charge-offs and provision expense during the first nine months of 2012 relates almost entirely to the Company’s bulk sale of non-performing loans during the first quarter of 2012. The following table reflects the recorded investment in the loans sold in the bulk sale, the additional provision for loan loss recorded and the charge-offs recorded by class of financing receivable. All of the following loans were legacy loans.

Loan Type	Recorded Investment	Additional Provision Recorded	Charge-offs
CFIA	$120,524	$(17,721)	$(78,245)
Raw Land	$867,662	$(155,259)	$(553,501)
CRE – Golf Course	$1,068,940	$(315,040)	$(607,730)
CRE – Motel	$6,937,996	$(2,375,267)	$(4,587,996)
CRE – Office	$2,684,987	$(722,458)	$(1,367,362)
CRE – Retail	$1,958,708	$(604,991)	$(899,183)
CRE – Industrial	$2,313,858	$(1,110,561)	$(1,427,109)
Multi-Family	$1,450,017	$(439,251)	$(495,657)
Residential Real Estate	$518,664	$(149,673)	$(315,637)

Totals	$17,921,356	$(5,890,221)	$(10,332,420)

At the end of the third quarter of 2013, the allowance for loan losses totaled $23.9 million, or 1.50% of total legacy loans, compared to $23.6 million, or 1.63% of total legacy loans, at December 31, 2012 and $25.9 million, or 1.80% of total legacy loans, at September 30, 2012. The decrease in the allowance for loan losses as a percentage of non-covered loans reflects the improving credit quality trends in the loan portfolio.

The following table presents an analysis of the allowance for loan losses for the nine months ended September 30, 2013 and 2012:

(Dollars in Thousands)	September 30, 2013	September 30, 2012
Balance of allowance for loan losses at beginning of period	$23,593	$35,156
Provision charged to operating expense	8,747	24,360
Charge-offs:
Commercial, financial and agricultural	1,216	889
Real estate – residential	3,430	6,642
Real estate – commercial and farmland	2,873	18,199
Real estate – construction and development	1,598	7,819
Consumer installment	576	618
Other	—	—

Total charge-offs	9,693	34,167

Recoveries:
Commercial, financial and agricultural	340	101
Real estate – residential	520	199
Real estate – commercial and farmland	18	32
Real estate – construction and development	88	23
Consumer installment	241	197
Other	—	—

Total recoveries	1,207	552

Net charge-offs	8,486	33,615

Balance of allowance for loan losses at end of period	$23,854	$25,901

Net annualized charge-offs as a percentage of average loans	0.71%	3.12%
Allowance for loan losses as a percentage of loans at end of period	1.50%	1.80%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $417.6 million, $507.7 million and $546.2 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $52.6 million, $88.3 million and $88.9 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at September 30, 2013, December 31, 2012 and September 30, 2012 was $81.8 million, $159.7 million and $198.4 million, respectively.

The Bank recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended September 30, 2012, the Company recorded provision for loan loss expense of $1.3 million, $2.6 million and $2.3 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Commercial, financial and agricultural	$27,768	$32,606	$37,167
Real estate – construction and development	50,702	70,184	73,356
Real estate – commercial and farmland	237,086	278,506	298,903
Real estate – residential	101,146	125,056	135,154
Consumer installment	947	1,360	1,654

	$417,649	$507,712	$546,234

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

As of September 30, 2013, nonaccrual or impaired loans totaled $31.7 million, a decrease of approximately $7.2 million since December 31, 2012. The decrease in nonaccrual loans is due to the success in the foreclosure and resolution process and a significant slowdown in the formation of new problem credits. Non-performing assets as a percentage of total assets were 2.47%, 2.61% and 2.58% at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Non-performing assets at September 30, 2013, December 31, 2012 and September 30, 2012 were as follows:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Total nonaccrual loans	$31,720	$38,885	$38,225
Other real estate owned and repossessed collateral	37,978	39,850	37,325
Accruing loans delinquent 90 days or more	—	—	—

Total non-performing assets	$69,698	$78,735	$75,550

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of accruing troubled debt restructurings by loan class at September 30, 2013, December 31, 2012 and September 30, 2012:

	September 30, 2013		December 31, 2012		September 30, 2012
	(in thousands)
Loan class:	#	Balance	#	Balance	#	Balance
Commercial, financial & agricultural	4	$521	5	$802	5	$804
Real estate – construction & development	8	1,926	5	1,735	4	1,481
Real estate – commercial & farmland	16	6,693	16	8,947	15	9,540
Real estate – residential	35	7,871	28	7,254	27	8,068
Consumer installment	1	13	1	6	—	—

Total	64	$17,024	55	$18,744	51	$19,893

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

As of September 30, 2013, the Company exhibited a concentration in CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2013 and December 31, 2012. The loan categories and concentrations below are based on Federal Reserve Call codes and include “covered” loans.

(Dollars in Thousands)	September 30, 2013		December 31, 2012
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$182,979	9%	$184,383	9%
Multi-family loans	71,493	4%	60,111	3%
Nonfarm non-residential loans	964,742	48%	950,910	49%

Total CRE Loans	1,219,214	61%	1,195,404	61%
All other loan types	787,702	39%	762,943	39%

Total Loans	$2,006,916	100%	$1,958,347	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of September 30, 2013 and December 31, 2012:

	Internal Limit	September 30, 2013	December 31, 2012
		Actual	Actual
Construction and development	100%	63%	66%
Commercial real estate	300%	232%	237%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At September 30, 2013, the Company’s short-term investments were $73.9 million, compared to $193.7 million and $66.9 million at December 31, 2012 and September 30, 2012, respectively. At September 30, 2013, all of the balance was comprised of interest-bearing balances, the majority of which were at the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company had a cash flow hedge with a notional amount of $37.1 million at September 30, 2013, December 31, 2012 and September 30, 2012 for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of these instruments amounted to a liability of approximately $972,000, $3.0 million and $3.2 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The Company also had forward contracts with a fair value of approximately $2.5 million, $1.2 million and $531,000 at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, to hedge changes in the value of the mortgage inventory due to changes in market interest rates. No hedge ineffectiveness from cash flow hedges was recognized in the statement of earnings. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

As of September 30, 2013, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. On July 2, 2013, the Federal Reserve Board adopted a new regulatory capital framework as a part of the Basel III regulatory capital reforms. Management currently believes that Ameris will be in compliance with the revised capital requirements when they become applicable to the Company on January 1, 2015. The following table sets forth the regulatory capital ratios of Ameris at September 30, 2013, December 31, 2012 and September 30, 2012.

	September 30, 2013	December 31, 2012	September 30, 2012
Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.73%	10.34%	11.33%
Ameris Bank	11.65	10.30	11.30
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	18.25	17.49	18.91
Ameris Bank	18.13	17.40	18.88
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	19.50	18.74	20.16
Ameris Bank	19.38	18.65	20.13

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2013, the Company had $5.0 million of outstanding borrowings with correspondent banks. There were no outstanding borrowings with the Company’s correspondent banks at December 31, 2012 and September 30, 2012.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Investment securities available for sale to total deposits	12.78%	12.94%	13.01%	13.22%	13.99%
Loans (net of unearned income) to total deposits (1)	65.04%	63.68%	59.95%	55.27%	55.81%
Interest-earning assets to total assets	87.38%	86.23%	83.90%	84.39%	82.83%
Interest-bearing deposits to total deposits	80.54%	80.54%	80.28%	80.54%	82.00%

(1)	Loans exclude covered assets where appropriate

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities.

As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2013 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At September 30, 2013, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. The Company also had forward contracts with a fair value of approximately $2.5 million at September 30, 2013 to hedge changes in the value of the mortgage inventory due to changes in market interest rates. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Nothing to report with respect to the period covered by this report.

Item 1A. Risk Factors.

The following risk factor is in addition to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012:

We face additional risks due to our increased mortgage banking activities that could negatively impact net income and profitability.

We sell substantially all of the mortgage loans that we originate. The sale of these loans generates non-interest income and can be a source of liquidity for Ameris Bank. Disruption in the secondary market for residential mortgage loans as well as continued declines in real estate values could result in one or more of the following:

•	our inability to sell mortgage loans on the secondary market, which could negatively impact our liquidity position;

•	continued declines in real estate values could decrease the potential of mortgage originations, which could negatively impact our earnings;

•	if it is determined that loans were made in breach of our representations and warranties to the secondary market, we could incur losses associated with the loans;

•	increased compliance requirements could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings; and

•	a rise in interest rates could cause a decline in mortgage originations, which could negatively impact our earnings.

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

Date: November 8, 2013	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.1	Loan Agreement dated as of August 28, 2013 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on August 29, 2013).

10.2	Revolving Promissory Note dated as of August 28, 2013 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on August 29, 2013).

10.3	Pledge and Security Agreement dated as of August 28, 2013 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on August 29, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended September 30, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.