Form 10-K
period 2013-12-31
Ameris Bancorp
filed 2014-03-14
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $387.4 million.

As of February 28, 2014, the registrant had outstanding 25,167,502 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

ITEM 1. BUSINESS

OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 310 First St., S.E., Moultrie, Georgia 31768, our telephone number is (229) 890-1111 and our internet address is www.amerisbank.com. We operate 68 domestic banking offices with no foreign activities. At December 31, 2013, we had approximately $3.67 billion in total assets, $2.52 billion in total loans, $3.00 billion in total deposits and stockholders’ equity of $316.7 million. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Capital Trust Securities

On September 20, 2006, the Company completed a private placement of an aggregate of $36 million of trust preferred securities. The placement occurred through a statutory trust subsidiary of Ameris, Ameris Statutory Trust I (the “Trust”). The trust preferred securities carry a quarterly adjustable interest rate of 1.63% over the 3-Month LIBOR. The trust preferred securities mature on December 15, 2036, and became redeemable at the Company’s option on September 15, 2011.

On December 16, 2005, Ameris acquired First National Banc, Inc. (“FNB”) by merger. In connection with such transaction, Ameris assumed the obligations of FNB related to its prior issuance of trust preferred securities. In 2004, FNB’s statutory trust subsidiary, First National Banc Statutory Trust I, issued $5,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date.

On December 23, 2013, Ameris acquired The Prosperity Banking Company (“Prosperity”) by merger. In connection with such transaction, Ameris assumed the obligations of Prosperity related to the following issuances of trust preferred securities: (i) in 2003, Prosperity’s statutory trust subsidiary, Prosperity Bank Statutory Trust II, issued $4,500,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15%; (ii) in 2004, Prosperity’s statutory trust subsidiary, Prosperity Banking Capital Trust 1, issued $5,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 90-Day LIBOR plus 2.57%; (iii) in 2006, Prosperity’s statutory trust subsidiary, Prosperity Bank Statutory Trust III, issued $10,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 90-Day LIBOR plus 1.60%; and (iv) in 2007, Prosperity’s statutory trust subsidiary, Prosperity Bank Statutory Trust IV, issued $10,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 90-Day LIBOR plus 1.54%. Each of the foregoing issuances was consummated through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date.

See the Notes to our Consolidated Financial Statements included in this Annual Report for a further discussion of these trust preferred securities.

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

We have maintained our focus on a long-term strategy of expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly by bank acquisitions, including the acquisition of Prosperity in 2013 and ten acquisitions of failed institutions in FDIC-assisted transactions between 2009 and 2012. We expect to continue to take advantage of the consolidation in the financial services industry and enhance our franchise through future acquisitions, including additional acquisitions of failed or problem financial institutions in FDIC-assisted transactions. We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets and to branch into or acquire financial institutions in other markets consistent with our capital availability and management abilities.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime type loans. In addition, the Company does not buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Excluding covered loans, less than 1% of the Company’s loan portfolio was subject to loan participation agreements at December 31, 2013 and 2012.

At December 31, 2013, our loan portfolio totaled approximately $2.52 billion, representing approximately 68.9% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Commercial and Industrial Loans. Generally, commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies, municipalities and other industries. These loans are made for acquisition, expansion and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment, personal guarantees or other assets. The Company monitors these loans by requesting submission of corporate and personal financial statements and income tax returns. The Company has also generated loans which are guaranteed by the U.S. Small Business Administration (the “SBA”). SBA loans are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. Periodically, a portion of the loans that are secured by the guaranty of the SBA will be sold in the secondary market. Management believes that making such loans helps the local community and also provides Ameris with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors.

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

Individual lending authority is assigned by the Company’s Chief Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by one of three regional credit officers. When the request for approval exceeds the authority level of the regional credit officer, the approval of the Company’s Chief Credit Officer and/or the Company’s loan committee are required. All new loans or modifications to existing loans in excess of $250,000 are reviewed monthly by the Company’s credit administration department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our monthly internal loan review process which is independent of the originating loan officer, or by our independent external loan review firm.

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

Use of Derivatives

The Company seeks to provide a stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2012 and 2013, the Company had an interest rate swap with a notional amount of $37.1 million for the purpose of converting from variable to fixed interest rate on the junior subordinated debentures on the Company’s balance sheet. The interest rate swap, which is classified as a cash flow hedge, is indexed to LIBOR. During 2011, the Company also benefited from an interest rate floor with a notional amount of $35.0 million. The interest rate floor, which was classified as a cash flow hedge against certain variable rate loans on the Company’s balance sheet, expired in August 2011. The hedge was indexed to the prime rate, as are the variable rate loans, and had a strike rate of 7.00%. During 2011, the Company received approximately $825,000 of interest payments on the interest rate floor, which payments have been classified as interest income on loans.

Additionally, in the second quarter of 2012, the Company began maintaining a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $1,180,000 and $1,169,000 at December 31, 2012 and 2013, respectively.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

The Prosperity Banking Company

On December 23, 2013, Ameris acquired Prosperity by merger, at which time Prosperity’s wholly-owned banking subsidiary, Prosperity Bank (“Prosperity Bank”), also was merged with and into the Bank. Prosperity was headquartered in Saint Augustine, Florida and it operated 12 banking locations in St. Johns, Duval, Flagler, Bay, Putnam and Volusia Counties in northeast Florida and the Florida panhandle. The acquisition of Prosperity was significant to the Company, as it expanded our existing Southeastern footprint in several attractive Florida markets. The consideration for the acquisition was a combination of cash and our common stock, par value $1.00 per share (the “Common Stock”), with an aggregate purchase price of approximately $24.6 million. The total consideration consisted of $162,000 in cash and approximately 1,169,000 shares of Common Stock with a value of approximately $24.5 million.

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

Capital Purchase Program

On November 21, 2008, the Company, pursuant to the Capital Purchase Program (the “CPP”) established under the Economic Stabilization Act of 2008 (“EESA”), in connection with the Troubled Asset Relief Program (“TARP”), issued and sold to the United States Department of the Treasury (the “Treasury”), for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of Common Stock, at an exercise price of $11.48 per share. Proceeds from the issuance of the Preferred Shares and the Warrant were allocated based on the relative market values of each. As a result of the Company’s participation in the CPP, the Company was subject to the rules and regulations promulgated under the EESA. These rules and regulations included certain limitations on compensation for senior executives, dividend payments and payments to senior executives upon termination of employment, as well as certain obligations of the Company to increase its efforts to reduce the number of foreclosures of primary residences.

On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering as part of the Treasury’s efforts to wind down its remaining TARP bank investments. While the sale of the Preferred Shares to new investors did not result in any accounting entries and does not change the Company’s capital position, it eliminated the executive compensation and corporate governance restrictions that were applicable to the Company during the period in which the Treasury held its investment in the Preferred Shares. Subsequently, on August 22, 2012, the Company repurchased the Warrant from the Treasury for $2.67 million and in December 2012, the Company repurchased 24,000 of the outstanding Preferred Shares. The Company intends to redeem the remaining 28,000 outstanding Preferred Shares on March 24, 2014.

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

EMPLOYEES

At December 31, 2013, the Company employed approximately 984 full-time-equivalent employees. We consider our relationship with our employees to be good.

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

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2013, we had approximately $2.52 billion in total loans outstanding, of which approximately $3.3 million were outstanding to certain directors and their affiliates. Company policy prohibits loans to executive officers.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. As of December 31, 2013, there was approximately $10.9 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least one-half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. Since 2001, our consolidated capital ratios have increased due to the issuance of trust preferred securities. At December 31, 2013, all of our trust preferred securities were included in Tier 1 Capital. At December 31, 2013, our total risk-based capital ratio and our Tier 1 risk-based capital ratio were 15.32% and 14.35%, respectively. Neither Ameris nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. At December 31, 2013, our ratio was 11.33%, compared to 10.34% at December 31, 2012. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2013, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The regulatory capital framework under which we operate has changed, and is expected to continue to change, in significant respects as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010 and includes certain provisions concerning the capital regulations of U.S. banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

In July 2013, the federal banking agencies approved an interim final rule that adopts a series of previously proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III” and to implement requirements of the Dodd-Frank Act. The adopted regulations establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The Company and the Bank will be required to comply with the new capital requirements beginning January 1, 2015.

The regulatory changes found in the new final rule include the following:

•

The final rule establishes a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available for sale debt securities from regulatory capital, the final rule generally requires accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies will be required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets by 2015. Additionally, the regulations will increase the required ratio of Tier I Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier I Capital consists of Common Equity Tier I Capital plus Additional Tier I Capital which includes non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities will qualify as Additional Tier I Capital but may be included in Tier II Capital along with qualifying subordinated debt. The new regulations also require a minimum Tier I leverage ratio of 4% for all institutions, while the minimum required ratio of total capital to risk-weighted assets will remain at 8%.

•

In addition to increased capital requirements, depository institutions and their holding companies will be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements in order to avoid limitations on the payment of dividends, the repurchase of shares or the payment of discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitations.

•

The prompt corrective action regulations, under the final rule, incorporate a Common Equity Tier I Capital requirement and raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action regulations, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

We have conducted a pro forma analysis of these new requirements as of December 31, 2013 and have determined that if these requirements were in effect on that date, the Company and the Bank would be considered well-capitalized and each would have a capital conservation buffer greater than 2.5%.

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

FDIC Insurance Assessments

The FDIC insures the deposit accounts of the Bank up to the maximum amount provided by law. The general insurance limit is $250,000. Effective November 21, 2008 and until December 31, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program (“TLGP”). Provided an institution did not opt out of the TLGP, the FDIC would fully guarantee funds deposited in noninterest bearing transaction accounts, including interest on lawyer trust accounts (or “IOLTA” accounts) and negotiable order of withdrawal accounts (or “NOW” accounts), with rates no higher than 0.50% through June 30, 2010, and no higher than 0.25% after June 30, 2010, if the institution committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, the amount of FDIC assessments paid by each Deposit Insurance Fund (“DIF”) member institution also increased. This increase to coverage was originally in effect through December 31, 2009, but was extended several times until it expired on December 31, 2012.

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

The Company’s insurance assessments during 2013, 2012 and 2011 were approximately $2.3 million, $1.5 million and $4.5 million, respectively. Because of the growing number of bank failures and costs to the DIF, the FDIC required that we prepay the assessments that would normally have been paid during 2010 to 2012. This prepaid assessment amounted to approximately $12.3 million during 2009. During 2013, the FDIC refunded the remaining portion of the assessment to the Company; therefore, there was no remaining prepaid balance on the Company’s consolidated balance sheet as of December 31, 2013.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2013 was $0.62 - $0.64 per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

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

Commercial Real Estate Concentrations

Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on our concentration of commercial real estate loans. The federal banking regulators previously issued guidance reminding financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or

•	total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more.

As of December 31, 2013, excluding purchased non-covered and covered assets, our C&D concentration as a percentage of capital totaled 46.2% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 159.2%. Including purchased non-covered and covered loans subject to loss-share agreements with the FDIC, the Company’s C&D concentration as a percentage of capital totaled 69.7% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 232.1%.

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

Evolving Legislation and Regulatory Action

The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provides for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, with the result that the overall financial impact on the Company and the Bank cannot be anticipated at this time.

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2013, net interest income made up 71.5% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

The downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long-term sovereign credit rating on the United States of America from AAA to AA+ in 2011 and affirmed that rating in 2013. A further downgrade by Standard & Poor’s or one or more other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

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

We sell substantially all of the mortgage loans that we originate. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans as well as continued declines in real estate values could result in one or more of the following:

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

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of uncertain conditions in the national economy and in the money markets, we cannot predict with certainty possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

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

Although loan portfolios acquired in past FDIC-assisted transactions have initially been accounted for at fair value, we do not yet know whether many of the loans we acquired will become impaired, and impairment may result in additional charge-offs to the portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolios that we have acquired such acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

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

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our Common Stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate with certainty the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

You may not receive dividends on the Common Stock.

Holders of our Common Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. In 2010, in response to anticipated increases in corporate risks, our Board suspended the payment of dividends on our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 310 First St. SE, Moultrie, Georgia 31768. The Company occupies approximately 6,300 square feet at this location plus an additional 37,248 square feet used for support services for banking operations, including credit, sales and operational support, as well as audit and loan review services. In addition to its corporate headquarters, Ameris operates 68 office or branch locations, of which 56 are owned and 12 are subject to either building or ground leases, and eight mortgage production offices, all of which are subject to building leases. At December 31, 2013, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The Common Stock is listed on NASDAQ under the symbol “ABCB”. The following table sets forth: (i) the high and low sales prices for the Common Stock as quoted on NASDAQ during 2013 and 2012, as adjusted for stock dividends; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2013	High	Low	Dividend

March 31	$14.51	$12.79	-
June 30	16.94	13.16	-
September 30	19.79	17.35	-
December 31	21.42	17.69	-

Quarter Ended 2012	High	Low	Dividend

March 31	$13.32	$10.34	-
June 30	13.40	10.88	-
September 30	12.88	11.27	-
December 31	12.71	10.50	-

Dividends

The amount of and nature of any dividends declared on our Common Stock in the future will be determined by our Board of Directors in its sole discretion. During 2010, the Board suspended the payment of dividends. Should the Board determine to declare a cash dividend in the future, the Company would be required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Holders of Common Stock

As of February 28, 2014, there were approximately 2,219 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index and the index of NASDAQ Bank Stocks for the five-year period commencing December 31, 2008, and ending December 31, 2013. This line graph assumes an investment of $100 on December 31, 2007, and reinvestment of dividends and other distributions to shareholders.

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. Acquisitions, including the FDIC-assisted transactions completed between 2009 and 2012 and the acquisition of Prosperity completed in 2013, significantly affected the comparability of selected financial data. Specifically, since the FDIC-assisted acquisitions were accounted for using the purchase method, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part I, Item 1. of this Annual Report and in Note 3, “Assets Acquired in FDIC-Assisted Acquisitions,” in the Notes to Consolidated Financial Statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except Per Share Data)

Selected Balance Sheet Data:
Total assets	$3,666,746	$3,019,052	$2,994,307	$2,972,168	$2,423,970
Total non-covered loans	2,067,207	1,450,635	1,332,086	1,374,757	1,584,359
Covered assets (loans and OREO)	436,130	595,985	650,106	609,922	146,585
Investment securities available for sale	486,235	346,909	339,967	322,581	245,556
FDIC loss-share receivable	65,441	159,724	242,394	177,187	45,840
Total deposits	2,999,231	2,624,663	2,591,566	2,535,426	2,123,116
Stockholders’ equity	315,796	279,017	293,770	273,407	194,964

Selected Income Statement Data:
Interest income	$126,322	$129,479	$141,071	$119,071	$114,573
Interest expense	10,137	15,074	27,547	29,794	40,550

Net interest income	116,185	114,405	113,524	89,277	74,023

Provision for loan losses	11,486	31,089	32,729	50,521	42,068
Other income	46,549	57,874	52,807	35,248	58,353
Other expenses	121,945	119,470	101,953	81,188	124,800

Income/(loss) before income taxes	29,303	21,720	31,649	(7,184)	(34,492)
Income tax expense/(benefit)	9,285	7,285	10,556	(3,195)	7,297

Net income/(loss)	$20,018	$14,435	$21,093	$(3,989)	$(41,789)

Preferred stock dividends	1,738	3,577	3,241	3,213	3,161

Net income/(loss) available to common shareholders	$18,280	$10,858	$17,852	$(7,202)	$(44,950)

Per Share Data:
Net income/(loss) – basic	$0.76	$0.46	$0.76	$(0.35)	$(3.27)
Net income/(loss) – diluted	0.75	0.46	0.76	(0.35)	(3.27)
Common book value	11.50	10.56	10.23	9.44	10.52
Common dividends – cash	-	-	-	-	.10
Common dividends – stock	-	-	-	3 for 157	2 for 130

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except Per Share Data)

Profitability Ratios:
Net income (loss) to average total assets	0.70%	0.49%	0.60%	(0.37)%	(0.52)%
Net income (loss) to average common stockholders’ equity	8.06	5.99	7.21	(4.44)	(6.25)
Net interest margin	4.74	4.60	4.57	4.11	3.52
Efficiency ratio	74.94	69.35	61.30	65.20	74.61

Loan Quality Ratios:
Net charge-offs to average loans*	0.69%	2.76%	2.23%	3.33%	2.77%
Allowance for loan losses to total loans *	1.38	1.63	2.64	2.52	2.26
Nonperforming assets to total loans and OREO*	3.49	5.28	8.76	8.38	6.87

Liquidity Ratios:
Loans to total deposits	81.94%	74.61%	73.45%	76.11%	84.09%
Average loans to average earnings assets	78.08	77.83	76.72	76.50	79.26
Noninterest-bearing deposits to total deposits	22.29	19.46	15.26	11.91	11.16

Capital Adequacy Ratios:
Stockholders’ equity to total assets	8.63%	9.24%	9.81%	9.20%	8.04%
Common stock dividend payout ratio	NM	NM	NM	NM	NM

*	Excludes covered assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2013, the Company reported net income available to common shareholders of approximately $18.3 million, or $0.76 per share, compared to $10.9 million, or $0.46 per share, in 2012. The Company’s net income as a percentage of average assets for 2013 and 2012 was 0.70% and 0.49%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 8.06% and 6.00%, respectively.

Highlights of the Company’s performance in 2013 include the following:

•

The Company completed the acquisition of Prosperity, increasing total assets by approximately $744.9 million, total loans by approximately $449.7 million and total deposits by approximately $473.7 million. The acquisition added 12 retail offices and increased the Company’s presence in northern Florida. The Company recorded $34.1 million in additional goodwill and $4.4 million in core deposit intangibles associated with the merger. A total of 1,168,918 shares of Common Stock were issued to the former shareholders of Prosperity.

•

Excluding the non-accrual loans acquired in the Prosperity acquisition, nonperforming loans decreased approximately $9.7 million, or 24.9%, to $29.2 million during 2013. Legacy OREO (excluding the OREO acquired in the Prosperity acquisition) decreased approximately $6.5 million, or 16.3%, to $33.4 million during 2013. Net charge-offs for 2013 declined to 0.69% of total legacy loans, compared to 2.76% for 2012. Excluding the bulk sale in the first quarter of 2012, net charge-offs would have been 2.04% of total legacy loans for 2012.

•

Total credit costs for the year ended December 31, 2013 decreased approximately $26.8 million, or 49.5%, compared to 2012. Credit costs include the loan loss provision, losses on the sale of problem loans or OREO and legal costs associated with problem loans or OREO. Provision for loan loss expense for 2013 amounted to approximately $11.5 million, compared to $31.1 million for 2012. The provision expense in 2012 includes $10.4 million related to the bulk sale during the first quarter of 2012.

•

Tangible common equity to tangible assets decreased from 8.20% at December 31, 2012 to 6.83% at December 31, 2013. Tangible common book value per share decreased 5.0% from $10.39 at December 31, 2012 to $9.87 at December 31, 2013.

•

Total assets increased $648.6 million during 2013, ending the year at $3.7 billion. During 2013, the Company continued to use the cash flows from covered assets (including loans, OREO and the indemnification asset from FDIC-assisted acquisitions) to grow traditional earning assets. As such, the Company reduced covered assets by approximately $159.9 million and grew legacy loans and investment securities by $154.9 million during 2013.

•

The Company’s net interest margin increased slightly to 4.74% in 2013, from 4.60% in 2012. Lower yields on most earning asset classes were offset by lower funding costs. Deposit costs, the Company’s largest funding expense, continued to decline from 0.51% in 2012 to 0.34% in 2013, due to shifts in the deposit mix.

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2013, we did not have any non-covered loans with an outstanding balance that exceeded our in-house credit limit of $10.0 million. We did have four relationships consisting of 17 different non-covered loans that exceeded our $10.0 million in-house credit limit. Total exposure resulting from these four relationships was $68.2 million. Additional disclosure concerning the Company’s largest loan relationships is provided below.

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

Fair Value Accounting Estimates

GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include impaired loans, OREO, and the net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, we determine fair values utilizing estimates, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management. At December 31, 2013, the percentage of the Company’s assets measured at fair value was 41%. See Note 20, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

Income Taxes

GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional details.

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

We have recorded on our consolidated balance sheet net deferred tax assets of $16.5 million as of December 31, 2013. Purchase accounting adjustments related to the Prosperity acquisition, totaling $18.9 million, and allowances for loan losses associated with loans where no loss has yet been recorded for tax purposes, totaling $7.8 million, represent the Company’s largest deferred tax assets. Deferred gains on FDIC-assisted transactions represent the Company’s largest deferred tax liability, totaling $12.2 million.

Long-Lived Assets, Including Intangibles

During 2013, the Bank recorded new goodwill totaling $34.1 million related to the acquisition of Prosperity. During 2010, the Bank recorded new goodwill totaling $956,000 related to the acquisition of TBC. No goodwill was expensed or amortized during 2013 or 2012 in accordance with GAAP. At December 31, 2013, the Company’s balance of intangible assets totaled $6.0 million and is being amortized over its previously determined useful life. During 2013, the Bank recorded new core deposit intangibles totaling $4.4 million in the acquisition of Prosperity and during 2012, the Bank recorded new core deposit intangibles totaling $1.1 million in the acquisition of CBG.

NET INCOME/(LOSS) AND EARNINGS PER SHARE

The Company’s net income available to common shareholders during 2013 was approximately $18.3 million, or $0.75 per diluted share, compared to $10.9 million, or $0.46 per diluted share, in 2012, and $17.9 million, or $0.76 per diluted share, in 2011.

For the fourth quarter of 2013, the Company recorded net income available to common shareholders of approximately $966,000, or $0.04 per diluted share, compared to $3.6 million, or $0.15 per diluted share, for the quarter ended December 31, 2012, and $322,000, or $0.01 per diluted share, for the quarter ended December 31, 2011.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $2.47 billion in 2013, compared to approximately $2.50 billion in 2012. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

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

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans	$2,041,346	$118,045	5.78%	$1,975,863	$119,420	6.04%	$1,919,276	$129,044	6.72%
Investment securities	332,413	9,041	2.72	369,734	10,241	2.77	338,736	12,277	3.62
Short-term assets	98,945	278	0.28	155,501	444	0.29	243,615	655	0.27

Total interest- earning assets	2,472,704	127,364	5.15	2,501,098	130,105	5.20	2,501,627	141,976	5.68

Noninterest-earning assets	375,825			470,862			464,172

Total assets	$2,848,529			$2,971,960			$2,965,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,327,205	$3,521	0.27%	$1,320,188	$4,556	0.35%	$1,233,346	$9,310	0.75%
Time deposits	671,083	4,878	0.73	830,541	8,771	1.06	1,013,817	16,196	1.60
Other borrowings	28,935	307	1.06	26,563	155	0.58	22,275	168	0.75
FHLB advances	2,400	63	2.63	3,635	110	3.03	18,008	460	2.55
Subordinated deferrable interest debentures	43,276	1,368	3.16	42,269	1,482	3.51	42,269	1,413	3.34

Total interest-bearing liabilities	2,072,899	10,137	0.49	2,223,196	15,074	0.68	2,329,715	27,547	1.18

Demand deposits	489,613			447,111			344,021
Other liabilities	8,844			8,253			9,540
Stockholders’ equity	277,173			293,400			282,523

Total liabilities and stockholders’ equity	$2,848,529			$2,971,960			$2,965,799

Interest rate spread			4.66%			4.52%			4.50%

Net interest income		$117,227			$115,031			$114,429

Net interest margin			4.74%			4.60%			4.57%

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

2013 compared to 2012. For the year ended December 31, 2013, interest income was $126.3 million, a decrease of $3.2 million, or 2.4%, compared to the same period in 2012. Average earning assets decreased $28.4 million, or 1.14%, to $2.47 billion for the year ended December 31, 2013, compared to $2.50 billion as of December 31, 2012. Yield on average earning assets on a taxable equivalent basis decreased during 2013 to 5.15%, compared to 5.20% for the year ended December 31, 2012. However, lower yields on most earning assets have been offset by lower funding costs.

Interest expense on deposits and other borrowings for the year ended December 31, 2013 was $10.1 million, compared to $15.1 million for the year ended December 31, 2012. The Company’s funding mix continued to improve during 2013, leading to significant savings in cost of funds. During 2013, average noninterest-bearing accounts amounted to $489.6 million and comprised 19.7% of average total deposits, compared to $447.1 million, or 17.2% of average total deposits, during 2012. Average balances of time deposits amounted to $671.1 million and comprised 27.0% of average total deposits during 2013, compared to $830.5 million, or 32.0% of average total deposits, during 2012. This shift of balances from higher cost time deposits into noninterest-bearing accounts helped reduce the cost of average interest-bearing liabilities from 0.68% in 2012 to 0.49% in 2013.

On a taxable-equivalent basis, net interest income for 2013 was $117.2 million compared to $115.0 million in 2012, an increase of $2.2 million, or 1.91%. The Company’s net interest margin, on a tax equivalent basis, increased to 4.74% for the year ended December 31, 2013, compared to 4.60% for the year ended December 31, 2012.

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

Interest expense on deposits and other borrowings for the year ended December 31, 2012 was $15.1 million, compared to $27.5 million for the year ended December 31, 2011. The Company’s funding mix continued to improve during 2012, leading to significant savings in cost of funds. During 2012, average noninterest-bearing accounts amounted to $447.1 million and comprised 17.2% of average total deposits, compared to $344.0 million, or 13.3% of average total deposits, during 2011. Average balances of time deposits amounted to $830.5 million and comprised 32.0% of average total deposits during 2012, compared to $1.01 billion, or 39.1% of average total deposits, during 2011. This shift of balances from higher cost time deposits into noninterest-bearing accounts helped reduce the cost of average interest-bearing liabilities from 1.18% in 2011 to 0.68% in 2012.

On a taxable-equivalent basis, net interest income for 2012 was $115.0 million compared to $114.4 million in 2011, an increase of $596,000, or 0.5%. The Company’s net interest margin, on a tax equivalent basis, increased to 4.60% for the year ended December 31, 2012, compared to 4.57% for the year ended December 31, 2011.

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2013 and 2012 are shown in the following table:

	2013 vs. 2012			2012 vs. 2011
	Increase	Changes Due To		Increase	Changes Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest and fees on loans	$(1,375)	$(5,333)	$3,958	$(9,624)	$(13,429)	$3,805
Interest on securities:	(1,200)	(166)	(1,034)	(2,036)	(3,159)	1,123
Short-term assets	(166)	(5)	(161)	(211)	26	(237)

Total interest income	(2,741)	(5,504)	2,763	(11,871)	(16,562)	4,691

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	(1,035)	(1,059)	24	(4,754)	(5,410)	656
Interest on time deposits	(3,893)	(2,209)	(1,684)	(7,425)	(4,497)	(2,928)
Interest on other borrowings	152	138	14	(13)	(45)	32
Interest on FHLB advances	(47)	(10)	(37)	(350)	17	(367)
Interest on trust preferred securities	(114)	(149)	35	69	69	-

Total interest expense	(4,937)	(3,289)	(1,648)	(12,473)	(9,866)	(2,607)

Net interest income	$2,196	$(2,215)	$4,411	$602	$(6,696)	$7,298

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

The Company’s provision for loan losses during 2013 amounted to $11.5 million, compared to $31.1 million for 2012 and $32.7 million in 2011. Net charge-offs in 2013 were 0.69% of average loans, excluding the loans covered in the FDIC-loss sharing agreements, compared to 2.76% in 2012 and 2.23% in 2011.

At December 31, 2013, non-performing assets, excluding assets covered in the FDIC-loss sharing agreements, amounted to $73.5 million, or 2.00% of total assets, compared to 2.61% at December 31, 2012. Legacy non-performing assets totaled $62.6 million and acquired, non-covered non-performing assets totaled $10.9 million at December 31, 2013. Legacy other real estate was approximately $33.4 million as of December 31, 2013, reflecting a 16.3% decrease from the $39.9 million reported at December 31, 2012. Purchased, non-covered other real estate was $4.3 million at December 31, 2013. The Company’s allowance for loan losses at December 31, 2013 was $22.4 million, or 1.38% of loans, excluding purchased non-covered and covered loans, compared to $23.6 million, or 1.63%, and $35.2 million, or 2.64%, at December 31, 2012 and 2011, respectively. During the first quarter of 2012, the Company reduced nonperforming loans by approximately $16.1 million, OREO by $13.3 million and classified loans by $1.8 million through a bulk sale of nonperforming assets.

Noninterest Income

Following is a comparison of noninterest income for 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Service charges on deposit accounts	$19,545	$19,576	$18,081
Mortgage banking activities	19,128	12,989	2,971
Other service charges, commissions and fees	2,151	1,431	1,247
Gain on sales of securities	171	322	238
Gain on acquisitions	-	20,037	26,867
Other income	5,554	3,519	3,403

	$46,549	$57,874	$52,807

2013 compared to 2012. Total noninterest income in 2013 was $46.5 million, compared to $57.9 million in 2012, a decrease of $11.3 million. Excluding the gain on acquisition recorded in 2012, total noninterest income increased $8.7 million. The majority of this increase relates to a $6.1 million increase in mortgage banking activity, a $2.0 million increase in other income, and a $720,000 increase in other service charges.

Other income increased 57.8%, from $3.5 million in 2012 to $5.6 million in 2013. This increase is due to increased earnings on bank owned life insurance and a $1.2 million increase in the gain on the sale of SBA loans in 2013.

Income from mortgage banking activities continued to increase during 2013, from $13.0 million in 2012 to $19.1 million in 2013, as the Company continued to grow the line of business through the addition of new producers and new services.

Service charges on deposit accounts remained stable during 2013, while other service charges, commissions and fees increased 50.3% in 2013, from $1.4 million in 2012, to $2.2 million in 2013. Service charges on deposit accounts represent the largest component of recurring noninterest income. In 2013, excluding gains on securities and on acquisitions, service charges were 42% of total noninterest income, compared to 52% in 2012.

2012 compared to 2011. Total noninterest income in 2012 was $57.9 million, compared to $52.8 million in 2011, an increase of $5.1 million. The majority of the increase in noninterest income relates to a $10.0 million increase in mortgage banking activity and a $1.5 million increase in service charges on deposit accounts, partially offset by the $6.8 million decrease in gains realized on the FDIC-assisted transactions. In determining the gain from these transactions, the Company evaluated the fair value of the assets acquired and the liabilities assumed. Because the Company’s bid to acquire the assets included discounts totaling $33.9 million in 2012 and because the anticipated losses were covered by loss-sharing agreements with the FDIC, Ameris determined that the fair value of the assets acquired exceeded the liabilities assumed.

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

Noninterest Expense

Following is a comparison of noninterest expense for 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Salaries and employee benefits	$56,670	$53,122	$40,210
Equipment and occupancy	12,286	13,208	11,390
Amortization of intangible assets	1,414	1,360	1,011
Data processing and communication costs	11,539	10,683	10,315
Advertising and public relations	1,620	1,622	722
Postage & delivery	1,017	1,061	1,528
Printing & supplies	962	1,460	1,312
Legal fees	615	721	311
Other professional fees	1,526	1,925	1,493
Directors fees	722	475	19
FDIC assessments	2,323	1,489	4,537
Acquisition expenses	4,389	-	-
OREO and problem loan expenses	15,486	22,416	22,448
Other expense	11,376	9,928	6,657

	$121,945	$119,470	$101,953

2013 compared to 2012. Operating expenses increased from $119.5 million in 2012 to $121.9 million in 2013. Salaries and employee benefits increased 6.7% from $53.1 million in 2012 to $56.7 million in 2013. Equipment and occupancy expense decreased 7.0% from $13.2 million in 2012 to $12.3 million in 2013. Data processing and telecommunications expense increased during 2013 to $11.5 million, an increase of 8.0% compared to the $10.7 million reported in 2012. Postage and delivery, printing and supplies, legal fees and other professional fees all decreased during 2013 due to the efforts to reduce core operating expenses.

Acquisition expenses of $4.4 million in 2013 relate to the Prosperity acquisition. Problem loan and OREO expenses decreased $6.9 million in 2013, as the level of OREO and problem loans declined and general economic conditions improved. Excluding acquisition and credit related expenses, total operating expenses were $102.1 million for the year ended December 31, 2013, compared to $97.1 million for 2012. Expressed as a percentage of average assets, total operating expense net of credit related and non-recurring acquisition costs in 2013 was 3.47%, a slight increase from 3.25% reported in 2012.

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

Income Taxes

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2013, the Company recorded income tax expense of approximately $9.3 million, compared to $7.3 million recorded in 2012 and $10.6 million recorded in 2011. The Company’s effective tax rate was 32%, 34% and 33% for the years ended December 31, 2013, 2012 and 2011, respectively.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2013, approximately 80.7% of our legacy loan portfolio was secured by real estate. The amount of loans outstanding, excluding purchased non-covered and covered loans, at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Commercial, financial & agricultural	$244,373	$174,217	$142,960	$142,312	$169,280
Real estate – construction & development	146,371	114,199	130,270	162,594	234,403
Real estate – commercial & farmland	808,323	732,322	672,765	683,974	749,029
Real estate – residential	351,886	346,480	330,727	344,830	380,080
Consumer installment loans	34,249	40,178	37,296	34,293	40,984
Other	33,252	43,239	18,068	6,754	10,583

	1,618,454	1,450,635	1,332,086	1,374,757	1,584,359
Less allowance for loan losses	22,377	23,593	35,156	34,576	35,762

Loans, net	$1,596,077	$1,427,042	$1,296,930	$1,340,181	$1,548,597

The following table provides additional disclosure on the various loan types comprising the subgroup “Real estate – commercial & farmland” at December 31, 2013 (in thousands):

	Outstanding Balance	Average Maturity (Months)	Average Rate	% non-accrual

Owner-Occupied	$312,175	43	5.56%	1.25%
Farmland	132,566	29	5.74%	0.57%
Apartments	58,646	36	5.19%	2.15%
Hotels / Motels	36,305	45	5.16%	0.88%
Auto Dealers	4,895	30	4.67%	-
Offices / Office Buildings	79,995	42	5.37%	0.14%
Strip Centers (Anchored & Non-Anchored)	52,023	41	4.81%	-
Convenience Stores	5,380	25	5.38%	-
Retail Properties	73,198	41	5.55%	1.14%
Warehouse Properties	43,886	41	5.52%	2.21%
All Other	9,254	28	6.19%	4.68%

	$808,323	37	5.59%	1.06%

The amount of purchased, non-covered loans outstanding, at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Commercial, financial & agricultural	$32,141	$-	$-	$-	$-
Real estate – construction & development	31,176	-	-	-	-
Real estate – commercial & farmland	179,898	-	-	-	-
Real estate – residential	200,851	-	-	-	-
Consumer installment loans	4,687	-	-	-	-
Other	-	-	-	-	-

	448,753	-	-	-	-
Less allowance for loan losses	-	-	-	-	-

Loans, net	$448,753	$-	$-	$-	$-

Assets Covered by Loss-Sharing Agreements with the FDIC - Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaling $390.2 million and $507.7 million at December 31, 2013 and 2012, respectively, are not included in the preceding tables. OREO that is covered by the loss-sharing agreements with the FDIC totaled $45.9 million and $88.3 million at December 31, 2013 and 2012, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value at the respective acquisition dates. The FDIC loss-share receivable reported at December 31, 2013 and 2012 was $65.4 million and $159.7 million, respectively.

The Company recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. For the years ended December 31, 2013, 2012 and 2011, the Company recorded approximately $1.5 million, $2.6 million and $2.4 million, respectively, of provision for loan losses to account for decreases in estimated cash flows on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Covered loans are shown below according to loan type as of the end of the years shown (in thousands):

	2013	2012

Commercial, financial & agricultural	$26,550	$32,606
Real estate – construction & development	43,179	70,184
Real estate – commercial & farmland	224,451	278,506
Real estate – residential	95,173	125,056
Consumer installment loans	884	1,360

Total Covered Loans	$390,237	$507,712

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s stated in-house legal lending limit for a single loan is $10.0 million which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships are summarized below by type and compared to the Bank’s loan portfolio taken as a whole (in thousands):

	Balance	Average Rate	Average Maturity (months)	% unsecured	% in non- accrual status

Commercial, financial & agricultural	$46,412	3.63%	62	36.6%	-
Real estate – construction & development	16,701	4.14%	40	-	-
Real estate – commercial & farmland	111,118	4.49%	44	-	-
Real estate – residential	6,418	5.48%	63	-	-

Total	$180,649	4.30%	49	9.4%	-

Ameris Bank Loan Portfolio	$1,618,454	6.42%	21	1.1%	1.80%

Total legacy loans, excluding purchased non-covered and covered loans, as of December 31, 2013 are shown in the following table according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)

Commercial, financial & agricultural	$84,515	$107,771	$52,087	$244,373
Real estate – construction & development	59,079	68,011	19,281	146,371
Real estate – commercial & farmland	159,246	430,208	218,869	808,323
Real estate – residential	80,785	153,847	117,254	351,886
Consumer installment loans	8,697	24,542	1,010	34,249
Other	33,252	-	-	33,252

	$425,574	$784,379	$408,501	$1,618,454

The following table summarizes loans at December 31, 2013, with maturity dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$939,084
Floating or adjustable interest rates	253,797

$1,192,881

Covered loans as of December 31, 2013, are shown below according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)

Covered loans	$200,935	$112,656	$76,646	$390,237

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

	At December 31,
	2013		2012		2011		2010		2009
	(Dollars in Thousands)
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial, financial, and agricultural	$1,823	15%	$2,439	12%	$2,918	11%	$2,779	10%	$3,428	11%
R/E Commercial & Farmland	8,393	50	9,157	50	14,226	50	14,971	50	11,296	67
R/E Construction & Development	5,538	9	5,343	8	9,438	10	7,705	12	13,098	6

Total Commercial	15,754	74	16,939	70	26,582	71	25,455	72	27,822	84

R/E Residential	6,034	22	5,898	24	8,128	25	8,664	25	7,391	12
Consumer Installment	589	4	756	6	446	4	457	3	549	4
Unallocated	-	-	-	-	-	-	-	-	-	-

	$22,377	100%	$23,593	100%	$35,156	100%	$34,576	100%	$35,762	100%

The following table presents an analysis of our loan loss experience, excluding purchased non-covered and covered loans, for the periods indicated:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Average amount of non-covered loans outstanding	$1,478,816	$1,393,012	$1,348,557	$1,448,662	$1,662,061

Balance of allowance for loan losses at beginning of period	$23,593	$35,156	$34,576	$35,762	$39,652

Charge-offs:
Commercial real estate, financial and agricultural	(7,350)	(31,382)	(25,475)	(41,442)	(35,231)
Residential real estate	(5,215)	(8,722)	(5,399)	(10,091)	(10,859)
Consumer Installment	(719)	(1,059)	(749)	(1,090)	(1,041)
Recoveries:
Commercial real estate, financial and agricultural	935	679	1,593	2,097	742
Residential real estate	888	225	146	186	278
Consumer Installment	298	245	123	315	153

Net charge-offs	(11,163)	(40,014)	(29,761)	(50,025)	(45,958)

Additions to allowance charged to operating expenses	9,947	28,451	30,341	48,839	42,068

Balance of allowance for loan losses at end of period	$22,377	$23,593	$35,156	$34,576	$35,762

Ratio of net loan charge-offs to average non-covered loans	0.75%	2.87%	2.21%	3.45%	2.77%

NONPERFORMING LOANS

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectability is charged to the allowance for loan losses. Interest on loans that are classified as non-accrual is recognized when received. Past due loans are placed on non-accrual status when principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. The following table presents an analysis of loans accounted for on a non-accrual basis, excluding purchased non-covered and covered loans.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Commercial, financial & agricultural	$4,103	$4,138	$3,987	$8,648	$4,774
Real estate – construction & development	3,971	9,281	15,020	7,887	15,787
Real estate – commercial & farmland	8,566	11,962	35,385	55,170	67,172
Real estate – residential	12,152	12,595	15,498	6,376	6,965
Consumer installment loans	411	909	933	1,208	1,433

Total	$29,203	$38,885	$70,823	$79,289	$96,131

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	-	-	-	-	-

During 2008 and 2009, loans tied to the housing industry (Acquisition, Development and Construction loans) came under severe strain as housing prices fell sharply and sales activity slowed. Certain markets, where housing prices had risen sharply in recent years, suffered greater corrections than others. The Company’s exposure to certain housing related loans primarily in northern Florida and coastal Georgia and South Carolina resulted in deteriorating credit quality. As the deterioration in the real estate market slowed and indications of recovery in these markets emerged during the second half of 2010, our levels of non-accrual loans have seen improvement.

The following table presents an analysis of purchased, non-covered loans accounted for on a non-accrual basis.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Commercial, financial & agricultural	$11	$-	$-	$-	$-
Real estate – construction & development	325	-	-	-	-
Real estate – commercial & farmland	1,653	-	-	-	-
Real estate – residential	4,658	-	-	-	-
Consumer installment loans	12	-	-	-	-

Total	$6,659	$-	$-	$-	$-

The following table presents an analysis of covered loans accounted for on a non-accrual basis.
	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Commercial, financial & agricultural	$7,257	$10,765	$11,952	$5,756	$1,398
Real estate – construction & development	14,781	20,027	30,977	25,810	9,155
Real estate – commercial & farmland	33,495	55,946	75,458	29,519	8,109
Real estate – residential	13,278	28,672	41,139	25,946	4,602
Consumer installment loans	341	302	473	1,122	2,527

Total	$69,152	$115,712	$159,999	$88,153	$25,791

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 35.0% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan with the longest maturity, are usually made with five to fifteen year maturities, but with either a variable interest rate or a fixed rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2013, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2013
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)

Interest-earning assets:
Short-term assets	$204,984	$-	$-	$-	$204,984
Investment securities	-	2,740	39,828	443,667	486,235
Loans	235,346	258,263	878,214	313,909	1,685,732
Purchased, non-covered loans	136,422	7,200	58,641	246,490	448,753
Covered loans	205,685	74,798	87,260	22,494	390,237

	782,437	343,001	1,063,943	1,026,560	3,215,941

Interest-bearing liabilities:
Interest-bearing demand deposits	1,441,059	-	-	-	1,441,059
Savings	138,805	-	-	-	138,805
Time deposits	197,831	413,982	138,700	323	750,836
Short-term borrowings	248,516	-	29,572	-	278,088
Trust preferred securities	-	-	-	55,466	55,466

	2,026,211	413,982	168,272	55,789	2,664,254

Interest rate sensitivity gap	$(1,243,774)	$(70,981)	$895,671	$970,771	$551,687

Cumulative interest rate sensitivity gap	$(1,243,774)	$(1,314,755)	$(419,084)	$551,688

Interest rate sensitivity gap ratio	0.39	0.83	6.32	18.40

Cumulative interest rate sensitivity gap ratio	0.39	0.46	0.84	1.21

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
	2013	2012	2011
	(Dollars in Thousands)
U.S. Government sponsored agencies	$13,926	$6,870	$14,937
State, county and municipal securities	112,754	114,390	79,133
Corporate debt securities	10,325	10,328	11,401
Collateralized debt obligations	1,480	-	-
Mortgage-backed securities	347,750	215,321	234,496

	$486,235	$346,909	$339,967

The amounts of securities available for sale in each category as of December 31, 2013 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal		Corporate debt		Collateralized debt obligations		Mortgage-backed
	Amount	Yield (1)	Amount	Yield (1)	Yield (1)	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
				(Dollars in Thousands)
One year or less	$-	-%	$2,740	1.57%	$-	-%	$-	-%	$-	-%
After one year through five years	-	-	36,094	2.82	3,499	5.79	-	-	235	4.42
After five years through ten years	13,926	1.84	53,962	2.92	-	-	-	-	29,141	2.58
After ten years	-	-	19,958	3.42	6,826	6.60	1,480	11.76	318,374	2.75

	$13,926	1.84%	$112,754	2.94%	$10,325	6.33%	$1,480	11.76%	$347,750	2.74%

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

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade, the Company has the intent and ability to hold such securities until maturity and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2013.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below:

	Year Ended December 31,
	2013		2012
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Noninterest-bearing demand	$489,613	0.00%	$447,111	0.00%
NOW	597,490	0.18	610,399	0.26
Money Market	625,085	0.37	613,296	0.46
Savings	104,630	0.11	96,493	0.14
Time	671,083	0.73	830,541	1.06

Total deposits	$2,487,901	0.34%	$2,597,840	0.51%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2013, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(Dollars in Thousands)
Three months or less	$82,345
Three months to one year	204,943
One year or greater	86,621

Total	$373,909

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

The following is a summary of the commitments outstanding at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollars in Thousands)
Commitments to extend credit	$257,195	$180,733
Financial standby letters of credit	7,665	6,788

	$264,860	$187,521

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2013		2012		2011
	(Dollars in Thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$26,908	0.54%	$26,563	0.58%	$22,275	0.75%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$83,516		$50,120		$37,665

The following table sets forth certain information about contractual cash obligations as of December 31, 2013.

	Payments Due After December 31, 2013
	Total	1 Year Or Less	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)
Time certificates of deposit	$750,836	$611,813	$115,667	$23,333	$23
Subordinated debentures	55,466	-	-	-	55,466

Total contractual cash obligations	$806,302	$611,813	$115,667	$23,333	$55,489

Our operating leases represent short-term obligations, normally with maturities of less than three years. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2013, we had immaterial amounts of binding commitments for capital expenditures.

CAPITAL ADEQUACY

Capital Purchase Program

On November 21, 2008, the Company elected to participate in the CPP established by the EESA. Accordingly, on such date, the Company issued and sold to the Treasury, for an aggregate cash purchase price of $52 million, (i) 52,000 Preferred Shares having a liquidation preference of $1,000 per share, and (ii) a ten-year Warrant to purchase up to 679,443 shares of Common Stock, at an exercise price of $11.48 per share. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering. On August 22, 2012, the Company repurchased the Warrant from the Treasury for $2.67 million, and in December 2012, the Company repurchased 24,000 of the outstanding Preferred Shares. The Company intends to redeem the remaining 28,000 outstanding Preferred Shares on March 24, 2014.

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

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2013, the Company’s capital increased $37.7 million, primarily due to the proceeds of issuance of Common Stock of $24.6 million related to the Prosperity acquisition and net income available to common shareholders of $18.3 million, partially offset by other comprehensive losses of $6.9 million. Other capital related transactions, such as Common Stock issuances through the exercise of stock options and restricted stock account for only a small change in the capital of the Company. During 2012, the Company’s capital decreased by $14.8 million, primarily due to the repurchase of 24,000 Preferred Shares for $24.0 million and the repurchase of the Warrant for $2.7 million, as partially offset by net income available to common shareholders of $10.9 million.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2013:

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Leverage capital
Consolidated	$331,400	11.33%	$117,025	4.00%	$214,375	7.33%
Ameris Bank	347,010	11.93	116,372	4.00	230,638	7.93
Risk-based capital:
Core capital
Consolidated	331,400	14.35	92,392	4.00	239,008	10.35
Ameris Bank	347,010	15.06	92,175	4.00	254,835	11.06
Total capital
Consolidated	353,777	15.32	184,784	8.00	168,993	7.32
Ameris Bank	369,387	16.03	184,349	8.00	185,038	8.03

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

	Quarters Ended December 31, 2013
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:
Interest income	$31,749	$31,749	$31,951	$30,873
Interest expense	2,698	2,429	2,475	2,535

Net interest income	29,051	29,320	29,476	28,338
Provision for loan losses	1,478	2,920	4,165	2,923

Net interest income after provision for loan losses	27,573	26,400	25,311	25,415
Noninterest income	11,517	12,288	11,384	11,360
Noninterest expense	33,274	28,237	26,688	28,884
Acquisition related expenses	4,350	512	-	-

Income before income taxes	1,466	9,939	10,007	7,891
Income tax	88	3,262	3,329	2,606

Net income	1,378	6,677	6,678	5,285
Preferred stock dividends	412	443	442	441

Net income available to common stockholders	$966	$6,234	$6,236	$4,844

Per Share Data:
Net income – basic	0.04	0.26	0.26	0.20
Net income – diluted	0.04	0.26	0.26	0.20
Common Dividends (Cash)	—	—	—	—
Common Dividends (Stock)	—	—	—	—

	Quarters Ended December 31, 2012
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:
Interest income	$32,539	$31,651	$33,007	$32,282
Interest expense	2,980	3,413	4,126	4,555

Net interest income	29,559	28,238	28,881	27,727
Provision for loan losses	4,442	6,540	7,225	12,882

Net interest income after provision for loan losses	25,117	21,698	21,656	14,845
Noninterest income	11,904	9,831	8,875	27,264
Noninterest expense	29,791	28,810	26,623	34,246

Income before income taxes	7,230	2,719	3,908	7,863
Income tax	2,558	816	1,413	2,498

Net income	4,672	1,903	2,495	5,365
Preferred stock dividends	1,118	827	817	815

Net income available to common stockholders	$3,554	$1,076	$1,678	$4,550

Per Share Data:
Net income – basic	0.15	0.05	0.07	0.19
Net income – diluted	0.15	0.04	0.07	0.19
Common Dividends (Cash)	—	—	—	—
Common Dividends (Stock)	—	—	—	—

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statements of Income – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income/(Loss) – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors,” “Board and Committee Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	486,459	$16.79	158,172

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets – December 31, 2013 and 2012;

(ii)	Consolidated Statements of Income – Years ended December 31, 2013, 2012 and 2011;

(iii)	Consolidated Statements of Comprehensive Income/(Loss) – Years ended December 31, 2013, 2012 and 2011;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2013, 2012 and 2011;

(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011; and

(vi)	Notes to Consolidated Financial Statements.

(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 23 of the Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date: March 14, 2014	By:	/s/ Edwin W. Hortman, Jr.
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

Date: March 14, 2014	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date: March 14, 2014	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

Date: March 14, 2014	/s/ R. Dale Ezzell
R. Dale Ezzell, Director

Date: March 14, 2014	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date: March 14, 2014	/s/ Leo J. Hill
Leo J. Hill, Director

Date: March 14, 2014	/s/ Daniel B. Jeter
Daniel B. Jeter, Director and Chairman of the Board

Date: March 14, 2014	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date: March 14, 2014	/s/ Brooks Sheldon
Brooks Sheldon, Director

Date: March 14, 2014	/s/ William H. Stern
William H. Stern, Director

Date: March 14, 2014	/s/ Jimmy D. Veal
Jimmy D. Veal, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

4.1	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and U.S. Bank National Association dated as of March 26, 2003.

4.4	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and U.S. Bank National Association.

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2033 (included as Exhibit A to the Indenture filed herewith as Exhibit 4.3).

4.6	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Deutsche Bank Trust Company Americas dated as of June 24, 2004.

4.7	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Deutsche Bank Trust Company Americas.

4.8	Form of Floating Rate Junior Subordinated Deferrable Interest Note Due 2034.

4.9	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of January 31, 2006.

4.10	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of January 31, 2006).

4.11	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed herewith as Exhibit 4.9).

4.12	Indenture between Ameris Bank (as successor to Prosperity Bank) and Wilmington Trust Company dated as of May 11, 2006.

4.13	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bank, Prosperity Bank and Wilmington Trust Company (pertaining to Indenture dated as of May 11, 2006).

4.14	Form of Floating Rate Junior Subordinated Debenture Due 2016 (included as Exhibit A to the Indenture filed herewith as Exhibit 4.12).

4.15	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of June 30, 2006.

4.16	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of June 30, 2006).

4.17	Form of Floating Rate Junior Subordinated Debenture Due 2016 (included as Exhibit A to the Indenture filed herewith as Exhibit 4.15).

4.18	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of September 20, 2007.

4.19	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of September 20, 2007).

4.20	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2037 (included as Exhibit A to the Indenture filed herewith as Exhibit 4.18).

10.1	Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 25, 1998).

10.2	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 29, 2000).

10.3	Executive Employment Agreement with Jon S. Edwards dated as of July 1, 2003 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003).

10.4	Executive Employment Agreement with Edwin W. Hortman, Jr. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 15, 2004).

10.5	Executive Employment Agreement with Cindi H. Lewis dated as of December 31, 2003 (incorporated by reference to Exhibit 10.20 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 15, 2004).

10.6	2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 18, 2005).

10.7	Executive Employment Agreement with Dennis J. Zember Jr. dated as of May 5, 2005 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K/A filed with the SEC on May 11, 2005).

10.8	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.9	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.10	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.11	Executive Employment Agreement with H. Richard Sturm dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2007).

10.12	Second Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Edwin W. Hortman, Jr. (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.13	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Dennis J. Zember Jr. (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.14	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Jon S. Edwards (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.15	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and H. Richard Sturm (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.16	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and Cindi H. Lewis (incorporated by reference to Exhibit 10.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.17	Executive Employment Agreement with Andrew B. Cheney, dated as of February 18, 2009 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on February 23, 2009).

10.18	Executive Employment Agreement with Thomas S. Limerick, dated as of June 26, 2012 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 28, 2012).

10.19	Supplemental Executive Retirement Agreement with Edwin W. Hortman, Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.20	Supplemental Executive Retirement Agreement with Dennis J. Zember Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.21	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.22	Supplemental Executive Retirement Agreement with Cindi H. Lewis, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.23	Loan Agreement dated as of August 28, 2013 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.24	Revolving Promissory Note dated as of August 28, 2013 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.25	Pledge and Security Agreement dated as of August 28, 2013 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Porter Keadle Moore, LLC.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101

The following financial statements from Ameris Bancorp’s Form 10-K for the year ended December 31, 2013, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)       Consolidated Balance Sheets;

(ii)      Consolidated Statements of Income;

(iii)     Consolidated Statements of Comprehensive Income/(Loss);

(iv)     Consolidated Statements of Changes in Stockholders’ Equity;

(v)      Consolidated Statements of Cash Flows; and

(vi)     Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ameris Bancorp

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and subsidiaries, (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ameris Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Atlanta, Georgia

March 14, 2014

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(Dollars in Thousands)

Assets	2013	2012
Cash and due from banks	$62,955	$80,256
Interest-bearing deposits in banks	190,064	193,677
Federal funds sold	14,920	-
Securities available for sale, at fair value	486,235	346,909
Other investments	16,828	6,832
Mortgage loans held for sale	67,278	48,786

Loans, net of unearned income	1,618,454	1,450,635
Purchased loans not covered by FDIC loss share agreements (“purchased non-covered loans”)	448,753	-
Purchased loans covered by FDIC loss share agreements (“covered loans”)	390,237	507,712
Less allowance for loan losses	22,377	23,593

Loans, net	2,435,067	1,934,754

Other real estate owned	33,351	39,850
Purchased, non-covered other real estate owned	4,276	-
Covered other real estate owned	45,893	88,273

Total other real estate owned	83,520	128,123

FDIC loss-share receivable	65,441	159,724
Premises and equipment, net	103,188	75,983
Intangible assets, net	6,009	3,040
Goodwill	35,049	956
Cash value of bank owned life insurance	49,432	15,603
Other assets	51,663	24,409

	$3,667,649	$3,019,052

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$668,531	$510,751
Interest-bearing	2,330,700	2,113,912

Total deposits	2,999,231	2,624,663
Securities sold under agreements to repurchase	83,516	50,120
Other borrowings	194,572	-
Subordinated deferrable interest debentures	55,466	42,269
Other liabilities	18,165	22,983

Total liabilities	3,350,950	2,740,035

Commitments and contingencies

Stockholders’ equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 28,000 shares issued and outstanding	28,000	27,662
Common stock, par value $1; 100,000,000 shares authorized; 26,461,769 and 25,154,818 shares issued	26,462	25,155
Capital surplus	189,722	164,949
Retained earnings	83,991	65,710
Accumulated other comprehensive income (loss), net of tax	(294)	6,607

	327,881	290,083
Less cost of 1,363,342 and 1,355,050 treasury shares acquired	(11,182)	(11,066)

Total stockholders’ equity	316,699	279,017

	$3,667,649	$3,019,052

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in Thousands)

	2013	2012	2011
Interest income
Interest and fees on loans	$117,497	$119,310	$128,841
Interest on taxable securities	7,134	8,250	10,254
Interest on nontaxable securities	1,413	1,475	1,321
Interest on deposits in other banks	276	434	617
Interest on federal funds sold	2	10	38

	126,322	129,479	141,071

Interest expense
Interest on deposits	8,400	13,327	25,506
Interest on other borrowings	1,737	1,747	2,041

	10,137	15,074	27,547

Net interest income	116,185	114,405	113,524
Provision for loan losses	11,486	31,089	32,729

Net interest income after provision for loan losses	104,699	83,316	80,795

Other income
Service charges on deposit accounts	19,545	19,576	18,081
Mortgage banking activity	19,128	12,989	2,971
Other service charges, commissions and fees	2,151	1,431	1,247
Gain on sales of securities	171	322	238
Gain on acquisitions	-	20,037	26,867
Other	5,554	3,519	3,403

	46,549	57,874	52,807

Other expenses
Salaries and employee benefits	56,670	53,122	40,210
Occupancy and equipment	12,286	13,208	11,390
Advertising and marketing	1,620	1,622	722
Amortization of intangible assets	1,414	1,359	1,011
Data processing and communications	11,539	10,683	10,315
Other	38,416	39,476	38,305

	121,945	119,470	101,953

Income before income taxes	29,303	21,720	31,649

Applicable income tax expense	(9,285)	(7,285)	(10,556)

Net income	20,018	14,435	21,093

Preferred stock dividends	1,738	3,577	3,241

Net income available to common stockholders	$18,280	$10,858	$17,852

Basic income per share	$0.76	$0.46	$0.76

Diluted income per share	$0.75	$0.46	$0.76

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in Thousands)

	2013	2012	2011

Net income	$20,018	$14,435	$21,093

Other comprehensive income/(loss):
Net unrealized holding gains/(losses) arising during period on investment securities available for sale, net of tax (benefit) of ($4,421), $215 and $2,574	(8,210)	399	4,781
Reclassification adjustment for gains on investment securities included in operations, net of tax of $60, $113 and $84	(111)	(209)	(154)
Net unrealized losses on cash flow hedge (interest rate floor) during the period, net of tax of $0, $0 and $301	-	-	(559)
Net unrealized gains (losses) on cash flow hedge (interest rate swap) during the period, net of tax (benefit) of $765, ($474) and ($1,602)	1,420	(879)	(2,976)

Total other comprehensive income (loss)	(6,901)	(689)	1,092

Comprehensive income	$13,117	$13,746	$22,185

See Notes to Consolidated Financial Statements.

AMERIS BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands, except share data)

	Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	28,000	$27,662	52,000	$50,727	52,000	$50,121
Repurchase of preferred stock	-	-	(24,000)	(24,000)	-	-
Accretion of fair value of warrant	-	338	-	935	-	606

Balance at end of period	28,000	$28,000	28,000	$27,662	52,000	$50,727

COMMON STOCK
Balance at beginning of period	25,154,818	$25,155	25,087,468	$25,087	24,982,911	$24,983
Issuance of common stock	1,168,918	1,169	-	-	-	-
Issuance of restricted shares	108,400	108	67,450	67	135,075	135
Cancellation of restricted shares	(4,000)	(4)	(500)	-	(34,150)	(34)
Proceeds from exercise of stock options	33,633	34	400	1	3,632	3

Balance at end of period	26,461,769	$26,462	25,154,818	$25,155	25,087,468	$25,087

CAPITAL SURPLUS
Balance at beginning of period		$164,949		$166,639		$165,930
Issuance of common stock		23,460		-		-
Repurchase of warrant		-		(2,670)		-
Stock-based compensation		1,041		1,044		785
Proceeds from exercise of stock options		376		2		25
Issuance of restricted shares		(108)		(67)		(135)
Cancellation of restricted shares		4		1		34

Balance at end of period		$189,722		$164,949		$166,639

RETAINED EARNINGS
Balance at beginning of period		$65,710		$54,852		$37,000
Net income		20,018		14,435		21,093
Dividends on preferred shares		(1,399)		(2,642)		(2,635)
Accretion of fair value warrant		(338)		(935)		(606)

Balance at end of period		$83,991		$65,710		$54,852
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains on securities:
Balance at beginning of period		$6,630		$6,440		$1,813
Change during period		(8,321)		190		4,627

Balance at end of period		$(1,691)		$6,630		$6,440

Unrealized gains on interest rate floors:
Balance at beginning of period		$-		$-		$559
Change during period		-		-		(559)

Balance at end of period		$-		$-		$-

Unrealized gain on interest rate swap:
Balance at beginning of period		$(23)		$856		$3,832
Change during period		1,420		(879)		(2,976)

Balance at end of period		$1,397		$(23)		$856

Balance at end of period		$(294)		$6,607		$7,296

TREASURY STOCK
Balance at beginning of period	1,355,050	$(11,066)	1,336,174	$(10,831)	1,336,174	$(10,831)
Purchase of treasury shares	8,292	(116)	18,876	(235)	-	-

Balance at end of period	1,363,342	$(11,182)	1,355,050	$(11,066)	1,336,174	$(10,831)

TOTAL STOCKHOLDERS’ EQUITY		$316,699		$279,017		$293,770

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in Thousands)

	2013	2012	2011
OPERATING ACTIVITIES
Net income	$20,018	$14,435	$21,093

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,938	5,032	4,379
Amortization of intangible assets	1,414	1,359	1,011
Net gain on securities available for sale	(171)	(322)	(238)
Stock-based compensation expense	1,041	1,044	785
Net (gain) loss on sale or disposal of premises and equipment	(55)	581	(167)
Net loss on sale of other real estate owned	9,162	8,951	14,598
Gain on acquisitions	-	(20,037)	(26,867)
Provision for loan losses	11,486	31,089	32,729
Provision for deferred taxes	3,543	2,525	8,050
(Increase)/decrease in interest receivable	(1,395)	1,102	457
Increase/(decrease) in interest payable	199	(1,708)	(1,608)
Increase/(decrease) in taxes payable	(1,420)	(5,941)	11,077
Net increase in mortgage loans held for sale	(18,492)	(37,223)	(11,563)
Decrease in prepaid FDIC assessments	2,843	1,314	4,289
Net other operating activities	526	30,038	(11,859)

Total adjustments	13,619	17,804	25,073

Net cash provided by operating activities	33,637	32,239	46,166

INVESTING ACTIVITIES, net of effects of business combinations
Decrease in interest-bearing deposits in banks	10,380	35,365	37,290
Purchases of securities available for sale	(90,033)	(146,847)	(143,654)
Proceeds from maturities of securities available for sale	53,681	151,199	87,938
Proceeds from sale of securities available for sale	36,669	29,240	89,345
(Increase)/decrease in restricted equity securities, net	(1,269)	4,135	2,562
Decrease in federal funds sold	-	-	30
(Increase)/decrease in loans, net	(103,073)	(47,367)	88,084
Purchase of premises and equipment	(5,634)	(9,065)	(12,023)
Proceeds from sale of premises and equipment	2,114	593	1,169
Purchase of bank owned life insurance	(30,000)	(15,506)	-
Proceeds from sale of other real estate owned	68,917	56,962	52,359
Decrease in FDIC indemnification asset	94,283	135,324	37,388
Net cash proceeds received from acquisitions	4,123	220,516	38,017

Net cash provided by investing activities	40,158	414,549	278,505

FINANCING ACTIVITIES, net of effects of business combinations
Decrease in deposits	(99,115)	(384,638)	(255,848)
Increase/(decrease) in federal funds purchased and securities sold under agreements to repurchase	11,866	12,456	(30,519)
Repayment of other borrowings and debentures	(177,741)	(30,334)	(44,495)
Proceeds from other borrowings	175,000	-	-
Repurchase of warrant	-	(2,670)	-
Cash dividends on preferred stock	(1,400)	(2,642)	(2,635)
Repurchase of preferred stock	-	(24,000)	-
Proceeds from exercise of stock options	410	3	28
Purchase of treasury shares	(116)	(235)	-

Net cash used in financing activities	(91,096)	(432,060)	(333,469)

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in Thousands)

	2013	2012	2011
Net change in cash and due from banks	(17,301)	14,728	(8,798)
Cash and due from banks at beginning of period	80,256	65,528	74,326

Cash and due from banks at end of period	$62,955	$80,256	$65,528

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the year for:
Interest	$9,938	$16,782	$29,155

Income taxes	$16,925	$2,563	$(1,109)

NONCASH TRANSACTIONS
Loans transferred to other real estate owned	$40,970	$62,563	$65,515

Assets acquired in business combinations	$744,865	$450,056	$363,515

Liabilities assumed in business combinations	$720,236	$430,019	$336,648

Change in unrealized gain (loss) on securities available for sale	$(8,321)	$190	$4,627

Change in unrealized loss on cash flow hedge (interest rate floor)	$-	$-	$(559)

Change in unrealized gain on cash flow hedge (interest rate swap)	$1,420	$(879)	$(2,976)

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company”) is a financial holding company whose primary business is presently conducted by Ameris Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers concentrated in select markets in Georgia, Alabama, Florida and South Carolina. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, fair values of assets and liabilities acquired in business combinations and the carrying value of our deferred tax assets. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, the fair value of assets and liabilities acquired in business combinations and the valuation of foreclosed assets, management obtains independent appraisals for significant collateral or assets. In evaluating the Company’s deferred tax assets, management considers the level of future revenues and their capacity to fully utilize the current levels of deferred tax assets.

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

Indemnification assets are recognized when the seller contractually indemnifies, in whole or in part, the buyer for a particular uncertainty. The recognition and measurement of an indemnification asset is based on the related indemnified item. That is, the acquirer recognizes an indemnification asset at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item, subject to collectability or contractual limitations on the indemnified amount. Therefore, if the indemnification relates to an asset or a liability that is recognized at the acquisition date and measured at its acquisition-date fair value, the acquirer recognizes the indemnification asset at its acquisition-date fair value on the acquisition date. If an indemnification asset is measured at fair value, a separate valuation allowance is not necessary, because its fair value measurement will reflect any uncertainties in future cash flows. The loans purchased in FDIC-assisted transactions between 2009 and 2012 (American United Bank, United Security Bank, Satilla Community Bank, First Bank of Jacksonville, Tifton Banking Company, Darby Bank & Trust Co., High Trust Bank, One Georgia Bank and Central Bank of Georgia) are covered by loss-sharing agreements with the FDIC. The loans purchased in the FDIC-assisted transaction pertaining to Montgomery Bank & Trust in 2012 are not covered by loss-sharing agreements with the FDIC.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of the average daily required reserve was approximately $11.6 million and $14.0 million for the years ended 2013 and 2012, respectively.

Securities

The Company classifies its securities in one of three categories: (i) held to maturity, (ii) available for sale or (iii) trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2013 and 2012, all securities were classified as available for sale.

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

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security for the decline in value deemed to be credit related. The decline in value attributed to non-credit related factors is recognized in other comprehensive income.

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

Bank owned real estate includes land acquired directly by the Bank for its purpose and now held for sale at its fair value less estimated cost to sell. The carrying amount of bank owned real estate at December 31, 2013 and 2012 was $10.3 million and $3.6 million, respectively. The Company does not hold any other real estate owned (“OREO”) for investment purposes.

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

Stock-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $1.0 million, $1.0 million and $785,000 of stock-based compensation cost in 2013, 2012 and 2011, respectively.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Potential common shares consist of stock options, restricted shares and warrants for the years ended December 31, 2013, 2012 and 2011, and are determined using the treasury stock method.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)

Net income available to common shareholders	$18,280	$10,858	$17,852

Weighted average number of common shares outstanding	23,918	23,816	23,446
Effect of dilutive restricted grants	378	-	63
Effect of dilutive options	169	41	29

Weighted average number of common shares outstanding used to calculate diluted earnings per share	24,465	23,857	23,538

For the years ended December 31, 2013, 2012 and 2011, the Company has excluded 324,000, 418,000 and 414,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company’s current hedging strategies involve utilizing interest rate swaps classified as cash flow hedges. Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. The fair value of derivatives is recognized as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income.

The Company had a cash flow hedge with notional amount of $37.1 million at December 31, 2013, 2012 and 2011 for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate. The fair value of these instruments amounted to approximately ($370,000) and ($3.0 million) as of December 31, 2013 and 2012, respectively, and was recorded as a liability. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

During 2012, the Company began maintaining a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $1,180,000 and $1,169,000 at December 31, 2013 and 2012, respectively.

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

New Accounting Standards

ASU 2014-04 – Receivables – Troubled Debt Restructurings by Creditors (“ASU 2014-04”). ASU 2014-04 clarifies when a creditor should reclassify mortgage loans collateralized by residential real estate from loans to other real estate owned. It defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate collateralizing a mortgage loan. ASU 2014-04 is effective for fiscal years beginning after December 31, 2014, and early adoption is permitted. It can be applied either prospectively or using a modified retrospective transition method. The Company is evaluating the impact this standard may have on the Company’s results of operations, financial position or disclosures.

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

NOTE 2. BUSINESS COMBINATIONS

On December 23, 2013, the Company completed its acquisition of The Prosperity Banking Company (“Prosperity”), a bank holding company headquartered in Saint Augustine, Florida. At that time, Prosperity’s wholly-owned banking subsidiary, Prosperity Bank (“Prosperity Bank”), was merged with and into the Bank. Prosperity Bank had a total of 12 banking locations, with the majority of the franchise concentrated in northeast Florida. Upon consummation of the acquisition, Prosperity was merged with and into the Company, with Ameris as the surviving entity in the merger. Prosperity’s common shareholders were entitled to elect to receive either 3.125 shares of the Company’s common stock or $41.50 in cash in exchange for each share of Prosperity’s voting common stock. As a result, the Company issued 1,168,918 common shares at a fair value of $24.6 million.

The acquisition of Prosperity was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The following table presents the assets acquired and liabilities of Prosperity assumed as of December 23, 2013 at their initial fair value estimates:

(Dollars in Thousands)	As Recorded by Prosperity	Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$4,285	$-		$4,285
Federal funds sold and interest-bearing balances	21,687	-		21,687
Investment securities	151,863	411	(a)	152,274
Other investments	8,727	-		8,727
Loans	487,358	(37,662	)(b)	449,696
Less allowance for loan losses	(6,811)	6,811	(c)	-

Loans, net	480,547	(30,851)		449,696
Other real estate owned and repossessed assets	6,883	(1,260	)(d)	5,623
Premises and equipment	36,293	-		36,293
Intangible assets	174	4,383	(e)	4,557
Other assets	26,600	1,192	(f)	27,792

Total assets	$737,059	$(26,125)		$710,934

Liabilities
Deposits:
Noninterest-bearing	$149,242	$-		$149,242
Interest-bearing	324,441	-		324,441

Total deposits	473,683	-		473,683
Federal funds purchased and securities sold under agreements to repurchase	21,530	-		21,530
Other borrowings	185,000	12,313	(g)	197,313
Other liabilities	14,058	455	(h)	14,513
Subordinated deferrable interest debentures	29,500	(16,303	)(i)	13,197

Total liabilities	723,771	(3,535)		720,236

Net identifiable assets acquired over (under) liabilities assumed	13,288	(22,590)		(9,302)
Goodwill	-	34,093		34,093

Net assets acquired over (under) liabilities assumed	$13,288	$11,503		$24,791

Consideration:
Ameris Bancorp common shares issued	1,168,918
Purchase price per share of the Company’s common stock	$21.07

Company common stock issued	24,629
Cash exchanged for shares	162

Fair value of total consideration transferred	$24,791

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Prosperity’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(f)

Adjustment reflects the adjustment to write-off the non-realizable portion of Prosperity’s deferred tax asset of ($6.644 million), to record the deferred tax asset generated by purchase accounting adjustments of $8.435 million and to record the fair value adjustment of other assets of ($0.599 million) at the acquisition date.

(g)	Adjustment reflects the fair value adjustment (premium) to the FHLB borrowings of $12.741 million and the fair value adjustment to the subordinated debt of $0.428 million.

(h)	Adjustment reflects the fair value adjustment of other liabilities at the acquisition date.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures s at the acquisition date.

The results of operations of Prosperity subsequent to the acquisition date are included in the Company’s consolidated statements of income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of income as if the acquisition had occurred on January 1, 2013 and 2012, unadjusted for potential cost savings (in thousands).

	Year Ended December 31, Unaudited
	2013	2012
Net interest income and noninterest income	$187,927	$199,089
Net income	$19,927	$15,604
Net income available to common shareholders	$18,189	$12,027
Net income common share available to common shareholders – basic	$.73	$.48
Net income per common share available to common shareholders – diluted	$.71	$.48

Average number shares outstanding, basic	25,087	24,985
Average number shares outstanding, diluted	25,634	25,026

NOTE 3. ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in thousands):

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	CBG	MBT

Assets acquired
Cash	$26,452	$41,490	$(33,093)	$10,669	$4,862	$(58,158)	$36,432	$1,585	$65,050	$155,466
Investment securities	10,242	8,335	10,814	7,343	7,060	105,562	14,770	28,891	39,920	-
Federal funds sold	-	2,605	12,661	5,690	-	-	-	5,070	-	-
Loans	56,482	83,646	68,751	40,454	92,568	261,340	84,732	74,843	124,782	1,218
Foreclosed property	2,165	8,069	2,012	1,816	3,472	22,026	10,272	7,242	6,177	-
FDIC loss share asset	24,200	21,640	22,400	11,307	22,807	112,404	49,485	45,488	52,654	-
Core deposit intangible	187	386	185	132	175	1,180	-	-	1,149	-
Other assets	1,266	3,001	612	298	1,092	3,957	1,772	2,933	3,457	183

Total assets acquired	120,994	169,172	84,342	77,709	132,036	448,311	197,463	166,052	293,189	156,867

Liabilities assumed
Deposits	100,470	141,094	75,530	71,869	132,939	386,958	175,887	136,101	261,036	156,699
FHLB advances	7,802	1,504	-	2,613	-	2,724	-	21,107	10,334	-
Other liabilities	277	453	604	842	53	54,418	2,654	899	1,782	168

Total liabilities assumed	108,549	143,051	76,134	75,324	132,992	444,100	178,541	158,107	273,152	156,867

Net assets acquired	$12,445	$26,121	$8,208	$2,385	$(956)	$4,211	$18,922	$7,945	$20,037	$-

The results of operations of HTB, OGB, CBG and MBT subsequent to the acquisition date are included in the Company’s consolidated statements of income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2012 and 2011, unadjusted for potential cost savings (in thousands).

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

The CBG acquisition resulted in a gain of $20.0 million, before tax, which is included in the Company’s December 31, 2012 consolidated statement of income. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $7.0 million, resulting in an after-tax gain of $13.0 million during 2012. The MBT acquisition did not result in a gain or loss during 2012. The HTB and OGB acquisitions resulted in a gain of $26.9 million, before tax, which is included in the Company’s December 31, 2011 consolidated statement of income. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Bank recorded a deferred tax liability of $9.4 million, resulting in an after-tax gain of $17.5 million during 2011.

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

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows increase, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. If the expected cash flows decrease, the Company records a provision for loan loss in its consolidated statement of income.

Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected are as follows.

The covered loans with deterioration of credit quality on the respective acquisition dates are presented in the following table:

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	CBG	Total Loans with Deterioration of Credit Quality
			(Dollars in Thousands)
Construction and development	$16,513	$16,086	$8,976	$4,821	$2,435	$21,800	$6,508	$4,783	$15,038	$96,960
Real estate secured	8,460	3,987	16,422	13,279	20,305	111,973	67,497	35,621	56,847	334,391
Commercial, industrial, agricultural	12,102	769	73	886	7,134	5,379	153	9,263	1,256	37,015
Consumer	2	633	—	252	99	666	58	253	273	2,236

	$37,077	$21,475	$25,471	$19,238	$29,973	$139,818	$74,216	$49,920	$73,414	$470,602

The covered loans without deterioration of credit quality on the respective acquisition dates are presented in the following table:

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	CBG	Total Loans without Deterioration of Credit Quality
			(Dollars in Thousands)
Construction and development	$991	$14,190	$7,824	$3,163	$4,513	$15,571	$53	$3,346	$5,507	$55,158
Real estate secured	3,583	37,100	33,160	17,040	34,056	91,097	9,423	19,716	32,751	277,926
Commercial, industrial, agricultural	14,393	6,135	1,568	526	22,260	11,891	242	1,471	6,288	64,774
Consumer	438	4,746	728	487	1,766	2,963	798	390	6,822	19,138

	$19,405	$62,171	$43,280	$21,216	$62,595	$121,522	$10,516	$24,923	$51,368	$416,996

The total covered loans on the respective acquisition dates are presented in the following table:

	AUB	USB	SCB	FBJ	TBC	DBT	HTB	OGB	CBG	Total Covered Loans
			(Dollars in Thousands)
Construction and development	$17,504	$30,276	$16,800	$7,984	$6,948	$37,371	$6,561	$8,129	$20,545	$152,118
Real estate secured	12,043	41,087	49,582	30,319	54,361	203,070	76,920	55,337	89,598	612,317
Commercial, industrial, agricultural	26,495	6,904	1,641	1,412	29,394	17,270	395	10,734	7,544	101,789
Consumer	440	5,379	728	739	1,865	3,629	856	643	7,095	21,374

	$56,482	$83,646	$68,751	$40,454	$92,568	$261,340	$84,732	$74,843	$124,782	$887,598

The following table presents the loans receivable (in thousands) at the acquisition date for loans with deterioration in credit quality.

2012 Acquisitions:	CBG	MBT	Total
	(Dollars in Thousands)
Contractually required principal payments receivable	$137,407	$-	$137,407
Non-accretable difference	53,603	-	53,603
Present value of cash flows expected to be collected	83,804	-	83,804
Accretable difference	10,390	-	10,390

Fair value of loans acquired with deterioration of credit quality	$73,414	$-	$73,414

2011 Acquisitions:	HTB	OGB	Total
	(Dollars in Thousands)
Contractually required principal payments receivable	$136,928	$104,858	$241,786
Non-accretable difference	49,447	45,629	95,076

Present value of cash flows expected to be collected	87,481	59,229	146,710
Accretable difference	13,265	9,309	22,574

Fair value of loans acquired with deterioration of credit quality	$74,216	$49,920	$124,136

2010 Acquisitions:	SCB	FBJ	TBC	DBT	Total
	(Dollars in Thousands)
Contractually required principal payments receivable	$49,864	$29,474	$51,908	$225,262	$356,508
Non-accretable difference	22,885	6,672	20,569	56,637	106,763

Present value of cash flows expected to be collected	26,979	22,802	31,339	168,625	249,745
Accretable difference	1,508	3,564	1,366	28,807	35,245

Fair value of loans acquired with deterioration of credit quality	$25,471	$19,238	$29,973	$139,818	$214,500

2009 Acquisitions:	AUB	USB	Total
	(Dollars in Thousands)
Contractually required principal payments receivable	$65,438	$44,372	$109,810
Non-accretable difference	26,416	21,292	47,708

Present value of cash flows expected to be collected	39,022	23,080	62,102
Accretable difference	1,945	1,605	3,550

Fair value of loans acquired with deterioration of credit quality	$37,077	$21,475	$58,552

The following table summarizes components of all covered assets at December 31, 2013 and 2012 and their origin:

	Covered loans	Less Credit risk adjustments	Less Liquidity and rate adjustments	Total covered loans	OREO	Less Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of December 31, 2013:	(Dollars in thousands)

AUB	$15,787	$231	$-	$15,556	$4,264	$-	$4,264	$19,820	$1,452

USB	18,504	1,427	-	17,077	2,865	141	2,724	19,801	889

SCB	34,637	1,483	-	33,154	3,461	303	3,158	36,312	3,175

FBJ	25,891	3,730	-	22,161	1,880	242	1,638	23,799	3,689

DBT	105,157	17,819	-	87,338	17,023	1,282	15,741	103,079	18,724

TBC	32,590	2,340	14	30,236	4,844	745	4,099	34,335	3,721

HTB	67,126	7,321	38	59,767	6,374	2,304	4,070	63,837	9,325

OGB	58,512	4,969	98	53,445	7,506	2,984	4,522	57,967	9,645

CBG	85,118	13,535	80	71,503	7,610	1,933	5,677	77,180	14,821

Total	$443,322	$52,855	$230	$390,237	$55,827	$9,934	$45,893	$436,130	$65,441

As of December 31, 2012:

AUB	$27,169	$2,481	$-	$24,688	$10,636	$102	$10,534	$35,222	$2,905

USB	27,286	4,320	-	22,966	7,087	99	6,988	29,954	6,619

SCB	41,389	3,285	-	38,104	10,686	654	10,032	48,136	6,133

FBJ	32,574	6,204	27	26,343	3,260	526	2,734	29,077	6,589

DBT	169,527	41,631	207	127,689	30,395	2,160	28,235	155,924	47,012

TBC	46,796	4,979	173	41,644	11,089	1,381	9,708	51,352	8,073

HTB	90,602	16,072	52	74,478	13,980	4,954	9,026	83,504	20,020

OGB	81,908	17,127	136	64,645	9,168	4,078	5,090	69,735	16,871

CBG	124,200	36,884	161	87,155	9,046	3,120	5,926	93,081	45,502

Total	$641,451	$132,983	$756	$507,712	$105,347	$17,074	$88,273	$595,985	$159,724

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

Total Amounts	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated (recorded with a reclassification from non-accretable difference to accretable discount)	$51,003	$23,050

Adjustments needed where the Company’s initial estimate of cash flows were overstated (recorded through a provision for loan losses)	$7,695	$13,190

Amounts reflected in the Company’s Statement of Income	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated (recorded with a reclassification from non-accretable difference to accretable discount)	$10,201	$4,610
Adjustments needed where the Company’s initial estimate of cash flows were overstated (recorded through a provision for loan losses)	$1,539	$2,638

A rollforward of acquired covered loans with deterioration of credit quality for the years ended December 31, 2013 and 2012 is shown below:

	2013	2012
	(Dollars in Thousands)
Balance, beginning of year	$282,737	$307,790
Change in estimate of cash flows, net of charge-offs or recoveries	35,306	(17,712)
Additions due to acquisitions	-	73,414
Other (loan payments, transfers, etc.)	(100,996)	(80,755)

Balance, end of year	$217,047	$282,737

A rollforward of acquired covered loans without deterioration of credit quality for the years ended December 31, 2013 and 2012 is shown below:

	2013	2012
	(Dollars in Thousands)
Balance, beginning of year	$228,602	$266,966
Change in estimate of cash flows, net of charge-offs or recoveries	13,471	1,376
Additions due to acquisitions	-	51,368
Other (loan payments, transfers, etc.)	(68,883)	(91,108)

Balance, end of year	$173,190	$228,602

The following is a summary of changes in the accretable discounts of acquired covered loans during the years ended December 31, 2013 and 2012:

	2013	2012
	(Dollars in Thousands)
Balance, beginning of year	$16,698	$29,537
Additions due to acquisitions	–	9,863
Accretion	(42,208)	(45,752)
Other activity, net	51,003	23,050

Balance, end of year	$25,493	$16,698

The loss-sharing agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair values of $52.7 million on the 2012 acquisition dates. Changes in the FDIC loss-share receivable are as follows:

	For the Years Ended December 31,
	2013	2012
	(Dollars in Thousands)

Beginning balance	$159,724	$242,394

Indemnification asset recorded in acquisitions	–	52,654
Payments received from FDIC	(68,822)	(128,730)
Effect of change in expected cash flows on covered assets	(25,461)	(6,594)

Ending balance	$65,441	$159,724

NOTE 4. SECURITIES

The amortized cost and estimated fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
December 31, 2013:
U.S. Government sponsored agencies	$14,947	$–	$(1,021)	$13,926
State, county and municipal securities	112,659	2,269	(2,174)	112,754
Corporate debt securities	10,311	275	(261)	10,325
Collateralized debt obligations	1,480	–	–	1,480
Mortgage-backed securities	349,441	2,347	(4,038)	347,750

Total debt securities	$488,838	$4,891	$(7,494)	$486,235

December 31, 2012:
U.S. Government sponsored agencies	$6,605	$271	$(6)	$6,870
State, county and municipal securities	109,736	4,864	(210)	114,390
Corporate debt securities	10,545	330	(547)	10,328
Mortgage-backed securities	209,824	5,701	(204)	215,321

Total debt securities	$336,710	$11,166	$(967)	$346,909

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2013:
U. S. Government sponsored agencies	$13,926	$(1,021)	$-	$-	$13,926	$(1,021)
State, county and municipal securities	47,401	(1,882)	3,794	(292)	51,195	(2,174)
Corporate debt securities	-	-	4,826	(261)	4,826	(261)
Collateralized debt obligations	-	-	-	-	-	-
Mortgage-backed securities	94,989	(2,493)	23,388	(1,545)	118,377	(4,038)

Total temporarily impaired securities	$156,316	$(5,396)	$32,008	$(2,098)	$188,324	$(7,494)

December 31, 2012:
U. S. Government sponsored agencies	$4,994	$(6)	$-	$-	$4,994	$(6)
State, county and municipal securities	15,595	(199)	505	(11)	16,100	(210)
Corporate debt securities	-	-	4,560	(547)	4,560	(547)
Mortgage-backed securities	23,951	(181)	3,617	(23)	27,568	(204)

Total temporarily impaired securities	$44,540	$(386)	$8,682	$(581)	$53,222	$(967)

Additional information concerning the Company’s investments in corporate debt securities is included in the following table.

Class	Amortized Cost	Estimated Fair Value	Average Maturity (years)	Average Book Yield
	(Dollars in Thousands)
Subordinated debt	$3,225	$3,499	2.9	5.72%
Preferred securities	7,086	6,826	15.9	6.64%

Total	$10,311	$10,325	11.8	6.35%

During 2013 and 2012, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities, except for one security that began deferring interest during the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2013 or 2012.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2013, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at December 31, 2013, these investments are not considered impaired on an other-than-temporary basis.

At December 31, 2013 and 2012, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2013, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due in one year or less	$2,726	$2,740
Due from one year to five years	38,378	39,593
Due from five to ten years	69,252	67,888
Due after ten years	29,041	28,264
Mortgage-backed securities	349,441	347,750

	$488,838	$486,235

Securities with a carrying value of approximately $399.0 million and $240.5 million at December 31, 2013 and 2012, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2013	2012	2011
	(Dollars in Thousands)
Gross gains on sales of securities	$353	$420	$1,401
Gross losses on sales of securities	(182)	(98)	(1,163)

Net realized gains on sales of securities available for sale	$171	$322	$238

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

	December 31,
	2013	2012
	(Dollars in Thousands)
Commercial, financial & agricultural	$244,373	$174,217
Real estate – construction & development	146,371	114,199
Real estate – commercial & farmland	808,323	732,322
Real estate – residential	351,886	346,480
Consumer installment	34,249	40,178
Other	33,252	43,239

	1,618,454	1,450,635
Allowance for loan losses	22,377	23,593

Loans, net	$1,596,077	$1,427,042

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the FDIC. Purchased non-covered loans totaling $448.8 million at December 31, 2013 are not included in the above schedule.

Purchased non-covered loans are shown below according to loan type as of the end of the years shown:

	2013	2012
	(Dollars in Thousands)
Commercial, financial & agricultural	$32,141	$-
Real estate – construction & development	31,176	-
Real estate – commercial & farmland	179,898	-
Real estate – residential	200,851	-
Consumer installment loans	4,687	-

	$448,753	$-

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $390.2 million and $507.7 million at December 31, 2013 and 2012, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the years shown:

	2013	2012
	(Dollars in Thousands)
Commercial, financial & agricultural	$26,550	$32,606
Real estate – construction & development	43,179	70,184
Real estate – commercial & farmland	224,451	278,506
Real estate – residential	95,173	125,056
Consumer installment loans	884	1,360

	$390,237	$507,712

Nonaccrual and Past Due Loans

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as non-accrual is recognized when received. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. Loans on nonaccrual status, excluding purchased non-covered and covered loans, amounted to approximately $29.2 million, $38.9 million and $70.8 million at December 31, 2013, 2012 and 2011, respectively. Purchased non-covered loans on nonaccrual status amounted to approximately $6.7 million at December 31, 2013.

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Commercial, financial & agricultural	$4,103	$4,138	$3,987	$8,648	$4,774
Real estate – construction & development	3,971	9,281	15,020	7,887	15,787
Real estate – commercial & farmland	8,566	11,962	35,385	55,170	67,172
Real estate – residential	12,152	12,595	15,498	6,376	6,965
Consumer installment loans	411	909	933	1,208	1,433

Total	$29,203	$38,885	$70,823	$79,289	$96,131

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:
	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Commercial, financial & agricultural	$11	$-	$-	$-	$-
Real estate – construction & development	325	-	-	-	-
Real estate – commercial & farmland	1,653	-	-	-	-
Real estate – residential	4,658	-	-	-	-
Consumer installment loans	12	-	-	-	-

Total	$6,659	$-	$-	$-	$-

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:
	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Commercial, financial & agricultural	$7,257	$10,765	$11,952	$5,756	$1,398
Real estate – construction & development	14,781	20,027	30,977	25,810	9,155
Real estate – commercial & farmland	33,495	55,946	75,458	29,519	8,109
Real estate – residential	13,278	28,672	41,139	25,946	4,602
Consumer installment loans	341	302	473	1,122	2,527

Total	$69,152	$115,712	$159,999	$88,153	$25,791

The following table presents an analysis of loans, excluding purchased non-covered and covered past due loans as of December 31, 2013 and 2012.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$10,893	$272	$4,081	$15,246	$229,127	$244,373	$-
Real estate – construction & development	1,026	69	3,935	5,030	141,341	146,371	-
Real estate – commercial & farmland	3,981	1,388	7,751	13,120	795,203	808,323	-
Real estate – residential	5,422	1,735	11,587	18,744	333,142	351,886	-
Consumer installment loans	568	197	305	1,070	33,179	34,249	-
Other	-	-	-	-	33,252	33,252	-

Total	$21,890	$3,661	$27,659	$53,210	$1,565,244	$1,618,454	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$258	$312	$3,969	$4,539	$169,678	$174,217	$-
Real estate – construction & development	347	332	8,969	9,648	104,551	114,199	-
Real estate – commercial & farmland	2,867	2,296	9,544	14,707	717,615	732,322	-
Real estate – residential	7,651	2,766	10,990	21,407	325,073	346,480	-
Consumer installment loans	702	391	815	1,908	38,270	40,178	-
Other	-	-	-	-	43,239	43,239	-

Total	$11,825	$6,097	$34,287	$52,209	$1,398,426	$1,450,635	$-

The following table presents an analysis of purchased non-covered past due loans as of December 31, 2013. There were no purchased non-covered loans as of December 31, 2012.
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2013:
Commercial, financial & agricultural	$370	$70	$11	$451	$31,690	$32,141	$-
Real estate – construction & development	1,008	89	325	1,422	29,754	31,176	-
Real estate – commercial & farmland	6,851	2,064	1,516	10,431	169,467	179,898	-
Real estate – residential	4,667	1,074	3,428	9,169	191,682	200,851	-
Consumer installment loans	7	17	9	33	4,654	4,687	-

Total	$12,903	$3,314	$5,289	$21,506	$427,247	$448,753	$-

The following table presents an analysis of covered past due loans as of December 31, 2013 and 2012:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2013:
Commercial, financial & agricultural	$3,966	$12	$6,165	$10,143	$16,407	$26,550	$-
Real estate – construction & development	843	144	14,055	15,042	28,137	43,179	-
Real estate – commercial & farmland	8,482	4,350	26,428	39,260	185,191	224,451	346
Real estate – residential	7,648	1,914	10,244	19,806	75,367	95,173	-
Consumer installment loans	51	14	305	370	514	884	-

Total	$20,990	$6,434	$57,197	$84,621	$305,616	$390,237	$346

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$2,390	$1,105	$10,612	$14,107	$18,499	$32,606	$98
Real estate – construction & development	1,584	2,592	19,656	23,832	46,352	70,184	1,077
Real estate – commercial & farmland	11,451	7,373	52,570	71,394	207,112	278,506	1,347
Real estate – residential	6,066	3,396	24,976	34,438	90,618	125,056	779
Consumer installment loans	45	13	258	316	1,044	1,360	-

Total	$21,536	$14,479	$108,072	$144,087	$363,625	$507,712	$3,301

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

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Nonaccrual loans	$29,203	$38,885	$70,823
Troubled debt restructurings not included above	17,214	18,744	17,951

Total impaired loans	$46,417	$57,629	$88,774

Impaired loans not requiring a related allowance	$-	$-	$-

Impaired loans requiring a related allowance	$46,417	$57,629	$88,774

Allowance related to impaired loans	$3,871	$5,115	$18,478

Average investment in impaired loans	$51,721	$70,209	$88,320

Interest income recognized on impaired loans	$522	$495	$637

Foregone interest income on impaired loans	$418	$718	$613

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of December 31, 2013 and 2012.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$6,240	$-	$4,618	$4,618	$435	$4,844
Real estate – construction & development	11,363	-	5,867	5,867	512	8,341
Real estate – commercial & farmland	18,456	-	15,479	15,479	1,443	17,559
Real estate – residential	24,342	-	19,970	19,970	1,472	20,335
Consumer installment loans	623	-	483	483	9	642

Total	$61,024	$-	$46,417	$46,417	$3,871	$51,721

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$8,024	$-	$4,940	$4,940	$743	$4,968
Real estate – construction & development	20,316	-	11,016	11,016	910	11,706
Real estate – commercial & farmland	25,076	-	20,910	20,910	2,191	30,638
Real estate – residential	24,155	-	19,848	19,848	1,246	21,813
Consumer installment loans	1,187	-	915	915	25	1,084

Total	$78,758	$-	$57,629	$57,629	$5,115	$70,209

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Nonaccrual loans	$6,659	$-	$-
Troubled debt restructurings not included above	5,938	-	-

Total impaired loans	$12,597	$-	$-

Impaired loans not requiring a related allowance	$12,597	$-	$-

Impaired loans requiring a related allowance	$-	$-	$-

Allowance related to impaired loans	$-	$-	$-

Average investment in impaired loans	$242	$-	$-

Interest income recognized on impaired loans	$-	$-	$-

Foregone interest income on impaired loans	$-	$-	$-

The following table presents an analysis of information pertaining to purchased non-covered impaired loans as of December 31, 2013. There were no purchased non-covered loans as of December 31, 2012.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$19	$11	$-	$11	$-	$-
Real estate – construction & development	5,719	3,690	-	3,690	-	71
Real estate – commercial & farmland	4,563	2,881	-	2,881	-	55
Real estate – residential	9,612	5,978	-	5,978	-	115
Consumer installment loans	57	37	-	37	-	1

Total	$19,970	$12,597	$-	$12,597	$-	$242

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Nonaccrual loans	$69,152	$115,712	$159,999
Troubled debt restructurings not included above	22,243	17,090	19,884

Total impaired loans	$91,395	$132,802	$179,883

Impaired loans not requiring a related allowance	$91,395	$132,802	$179,883

Impaired loans requiring a related allowance	$-	$-	$-

Allowance related to impaired loans	$-	$-	$-

Average investment in impaired loans	$110,830	$163,825	$138,950

Interest income recognized on impaired loans	$968	$849	$526

Foregone interest income on impaired loans	$330	$491	$202

The following table presents an analysis of information pertaining to covered impaired loans as of December 31, 2013 and 2012.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$9,680	$7,270	$-	$7,270	$-	$8,696
Real estate – construction & development	20,915	18,037	-	18,037	-	21,794
Real estate – commercial & farmland	46,612	40,749	-	40,749	-	51,584
Real estate – residential	29,089	24,998	-	24,998	-	28,452
Consumer installment loans	394	341	-	341	-	304

Total	$106,690	$91,395	$-	$91,395	$-	$110,830

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2012:
Commercial, financial & agricultural	$15,888	$10,802	$-	$10,802	$-	$12,506
Real estate – construction & development	30,979	22,948	-	22,948	-	29,970
Real estate – commercial & farmland	84,124	62,415	-	62,415	-	78,790
Real estate – residential	45,464	36,335	-	36,335	-	42,061
Consumer installment loans	373	302	-	302	-	498

Total	$176,828	$132,802	$-	$132,802	$-	$163,825

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2013 and 2012.

As of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$66,983	$-	$265	$419	$6,714	$-	$74,382
15	24,789	4,655	147,157	52,335	1,276	-	230,212
20	93,852	45,195	431,790	150,343	18,619	33,252	773,049
23	127	8,343	10,219	12,641	274	-	31,605
25	50,373	78,736	181,645	103,427	6,310	-	420,491
30	2,111	2,876	11,849	13,558	197	-	30,591
40	6,011	6,566	25,398	19,153	859	-	57,987
50	127	-	-	10	-	-	137
60	-	-	-	-	-	-	-

Total	$244,373	$146,371	$808,323	$351,886	$34,249	$33,252	$1,618,454

As of December 31, 2012:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$24,623	$–	$309	$464	$7,597	$-	$32,993
15	11,316	4,373	147,966	71,254	1,591	-	236,500
20	79,522	31,413	351,997	114,418	21,361	43,239	641,950
23	42	8,521	9,012	13,788	70	-	31,433
25	49,071	52,577	176,395	113,591	7,576	-	399,210
30	2,343	3,394	19,401	9,672	488	-	35,298
40	7,200	13,765	27,242	23,292	1,495	-	72,994
50	100	156	-	1	-	-	257
60	-	-	-	-	-	-	-

Total	$174,217	$114,199	$732,322	$346,480	$40,178	$43,239	$1,450,635

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2013. There were no purchased non-covered loans as of December 31, 2012.

As of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$1,865	$-	$-	$289	$451	$-	$2,605
15	4,606	7	12,998	16,160	703	-	34,474
20	5,172	3,960	43,802	34,576	1,383	-	88,893
23	-	-	-	-	-	-	-
25	19,638	20,733	102,260	129,923	1,888	-	274,442
30	576	1,760	9,554	10,878	194	-	22,962
40	284	4,716	11,284	9,025	68	-	25,377
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-

Total	$32,141	$31,176	$179,898	$200,851	$4,687	$-	$448,753

The following table presents the covered loan portfolio by risk grade as of December 31, 2013 and 2012.

As of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	16	1,048	638	-	-	1,702
20	2,184	8,549	34,674	21,363	193	-	66,963
23	134	1,085	17,037	4,748	51	-	23,055
25	7,508	9,611	101,657	38,427	235	-	157,438
30	5,125	2,006	21,297	6,979	17	-	35,424
40	11,599	21,912	48,738	23,018	388	-	105,655
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-

Total	$26,550	$43,179	$224,451	$95,173	$884	$-	$390,237

As of December 31, 2012:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	39	1,640	644	-	-	2,323
20	3,997	12,194	37,098	31,337	292	-	84,918
23	28	1,174	9,576	2,052	-	-	12,830
25	10,013	19,216	114,849	40,194	558	-	184,830
30	4,294	7,214	38,665	11,883	50	-	62,106
40	14,274	30,347	76,678	38,946	460	-	160,705
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-

Total	$32,606	$70,184	$278,506	$125,056	$1,360	$-	$507,712

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

The Company’s policy states in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard and placed on nonaccrual status until such time that the borrower has demonstrated the ability to service the loan payments based on the restructured terms – generally defined as six months of satisfactory payment history. Missed payments under the original loan terms are not considered under the new structure; however, subsequent missed payments are considered non-performance and are not considered toward the six month required term of satisfactory payment history. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) when it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Chief Credit Officer.

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2013 and 2012 totaling $30.4 million and $40.3 million, respectively, under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

As of December 31, 2013 and 2012, the Company had a balance of $20.9 million and $23.9 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $2.1 million and $1.9 million in previous charge-offs on such loans at December 31, 2013 and 2012, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $432,000 and $640,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at December 31, 2013 and 2012.

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	17	6,913	4	2,273
Real estate – residential	37	7,818	8	834
Consumer installment	6	72	3	19

Total	72	$17,214	20	$3,683

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$802	–	$–
Real estate – construction & development	5	1,735	–	–
Real estate – commercial & farmland	16	8,947	3	4,149
Real estate – residential	28	7,254	2	1,022
Consumer installment	1	6	–	–

Total	55	$18,744	5	$5,171

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at December 31, 2013 and 2012.

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	16	6,396	5	2,789
Real estate – residential	32	6,699	13	1,953
Consumer installment	7	90	2	2

Total	67	$15,596	25	$5,301

As of December 31, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$802	–	$–
Real estate – construction & development	5	1,735	–	–
Real estate – commercial & farmland	16	8,947	3	4,149
Real estate – residential	28	7,254	2	1,022
Consumer installment	–	–	1	6

Total	54	$18,738	6	$5,177

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2013 and 2012.

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$2,170	2	$97
Forgiveness of Principal	3	1,467	1	145
Payment Modification Only	1	280	1	88
Rate Reduction Only	14	7,069	3	913
Rate Reduction, Forbearance of Interest	26	3,252	12	2,411
Rate Reduction, Forbearance of Principal	18	2,976	-	-
Rate Reduction, Payment Modification	-	-	1	29

Total	72	$17,214	20	$3,683

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$1,873	-	$-
Forgiveness of Principal	3	1,518	1	372
Payment Modification Only	2	376	-	-
Rate Reduction Only	11	7,075	1	177
Rate Reduction, Forbearance of Interest	18	4,061	2	3,420
Rate Reduction, Forbearance of Principal	18	3,798	-	-
Rate Reduction, Payment Modification	1	43	1	1,202

Total	55	$18,744	5	$5,171

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2013 and 2012.

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,346	2	$592
Raw Land	11	2,345	2	32
Hotel & Motel	3	2,185	-	-
Office	4	1,909	-	-
Retail, including Strip Centers	4	1,095	2	1,680
1-4 Family Residential	36	7,747	9	852
Life Insurance Policy	1	250	-	-
Automobile/Equipment/Inventory	8	92	4	479
Unsecured	1	245	1	48

Total	72	$17,214	20	$3,683

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,692	1	$177
Raw Land	2	1,337	-	-
Hotel & Motel	3	2,318	-	-
Office	4	2,105	1	2,770
Retail, including Strip Centers	6	2,833	1	1,202
1-4 Family Residential	31	7,651	2	1,022
Life Insurance Policy	1	250	-	-
Automobile/Equipment/Inventory	4	508	-	-
Unsecured	1	50	-	-

Total	55	$18,744	5	$5,171

As of December 31, 2013, the Company had a balance of $7.2 million in troubled debt restructurings included in purchased non-covered loans. The Company did not have any troubled debt restructurings included in purchased non-covered loans at December 31, 2012. The Company has not recorded any previous charge-offs on such loans at December 31, 2013. At December 31, 2013, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at December 31, 2013.

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	–	$–	1	$6
Real estate – construction & development	10	3,364	–	–
Real estate – commercial & farmland	3	1,228	1	468
Real estate – residential	8	1,321	8	738
Consumer installment	3	25	–	–

Total	24	$5,938	10	$1,212

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at December 31, 2013.

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	–	$–	1	$6
Real estate – construction & development	1	8	2	17
Real estate – commercial & farmland	8	3,068	2	296
Real estate – residential	–	–	4	1,696
Consumer installment	7	1,153	9	906

Total	16	$4,229	18	$2,921

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2013.

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$300	–	$–
Forgiveness of Principal	2	425	–	–
Payment Modification Only	2	75	–	–
Rate Reduction Only	11	2,170	8	707
Rate Reduction, Forbearance of Principal	8	2,968	2	505

Total	24	$5,938	10	$1,212

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2013.

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	-	$-	1	$468
Raw Land	6	2,640	-	-
Office	1	803	-	-
Retail, including Strip Centers	2	425	-	-
1-4 Family Residential	13	2,053	8	738
Automobile/Equipment/Inventory	2	17	1	6

Total	24	$5,938	10	$1,212

As of December 31, 2013 and 2012, the Company had a balance of $27.3 million and $27.4 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $1.6 million and $6.4 million in previous charge-offs on such loans at December 31, 2013 and 2012, respectively. At December 31, 2013, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at December 31, 2013 and 2012.

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$13	5	$71
Real estate – construction & development	3	3,256	4	52
Real estate – commercial & farmland	13	7,255	5	3,946
Real estate – residential	83	11,719	8	942
Consumer installment	-	-	2	10

Total	100	$22,243	24	$5,021

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$37	1	$-
Real estate – construction & development	6	2,921	4	806
Real estate – commercial & farmland	9	6,469	8	7,574
Real estate – residential	46	7,663	8	1,892
Consumer installment	-	-	-	-

Total	62	$17,090	21	$10,272

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at December 31, 2013 and 2012.

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$45	1	$40
Real estate – construction & development	5	3,273	2	34
Real estate – commercial & farmland	15	7,543	3	3,658
Real estate – residential	68	9,206	23	3,455
Consumer installment	2	10	-	-

Total	95	$20,077	29	$7,187

As of December 31, 2012	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$37	-	$-
Real estate – construction & development	5	2,908	5	819
Real estate – commercial & farmland	7	4,964	10	9,079
Real estate – residential	42	7,522	12	2,034
Consumer installment	-	-	-	-

Total	56	$15,430	27	$11,932

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2013 and 2012.

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	-	$-	3	$98
Forgiveness of Principal	-	-	-	-
Payment Modification Only	-	-	-	-
Rate Reduction Only	89	18,687	9	953
Rate Reduction, Forbearance of Interest	3	88	8	478
Rate Reduction, Forbearance of Principal	7	2,613	4	3,492
Rate Reduction, Payment Modification	1	855	-	-

Total	100	$22,243	24	$5,021

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	3	$245	5	$1,074
Forgiveness of Principal	-	-	1	1,876
Payment Modification Only	-	-	-	-
Rate Reduction Only	51	14,402	11	2,497
Rate Reduction, Forbearance of Interest	4	461	2	1,369
Rate Reduction, Forbearance of Principal	4	1,982	2	3,456
Rate Reduction, Payment Modification	-	-	-	-

Total	62	$17,090	21	$10,272

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2013 and 2012.

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	-	$-	1	$377
Raw Land	1	375	3	37
Hotel & Motel	6	5,118	1	155
Office	1	855	1	78
Retail, including Strip Centers	6	3,853	2	3,337
1-4 Family Residential	85	12,029	11	966
Life Insurance Policy	-	-	-	-
Automobile/Equipment/Inventory	-	-	5	71
Unsecured	1	13	-	-

Total	100	$22,243	24	$5,021

As of December 31, 2012	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$382	-	$-
Raw Land	3	2,489	3	791
Hotel & Motel	5	2,667	-	-
Office	-	-	1	90
Retail, including Strip Centers	4	3,652	7	7,484
1-4 Family Residential	47	7,845	9	1,907
Life Insurance Policy	-	-	-	-
Automobile/Equipment/Inventory	1	37	1	-
Unsecured	1	18	-	-

Total	62	$17,090	21	$10,272

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Company policy prohibits loans to executive officers. Changes in related party loans are summarized as follows:

	December 31,
	2013	2012
	(Dollars in Thousands)
Balance, beginning of year	$1,392	$6,922
Advances	813	717
Repayments	(923)	(1,041)
Transactions due to changes in related parties	2,036	(5,206)

Balance, end of year	$3,318	$1,392

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

During 2013, 2012 and 2011, the Company recorded provision for loan loss expense of $1.5 million, $2.6 million and $2.4 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards below but are reflected in the Company’s Consolidated Statements of Income.

The following table details activity in the allowance for loan losses by non-covered portfolio segment for the years ended December 31, 2013, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$23,593
Provision for loan losses	711	1,742	2,777	4,463	254	9,947
Loans charged off	(1,759)	(2,020)	(3,571)	(5,215)	(719)	(13,284)
Recoveries of loans previously charged off	432	473	30	888	298	2,121

Balance, December 31, 2013	$1,823	$5,538	$8,393	$6,034	$589	$22,377

Period-end amount allocated to:
Loans individually evaluated for impairment	$356	$407	$1,427	$1,395	$–	$3,585
Loans collectively evaluated for impairment	1,467	5,131	6,966	4,639	589	18,792

Ending balance	$1,823	$5,538	$8,393	$6,034	$589	$22,377

Loans:
Individually evaluated for impairment	$3,457	$3,581	$15,240	$16,925	$–	$39,203
Collectively evaluated for impairment	240,916	142,790	793,083	334,961	67,501	1,579,251

Ending balance	$244,373	$146,371	$808,323	$351,886	$67,501	$1,618,454

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$35,156
Provision for loan losses	815	5,245	15,000	6,267	1,124	28,451
Loans charged off	(1,451)	(9,380)	(20,551)	(8,722)	(1,059)	(41,163)
Recoveries of loans previously charged off	157	40	482	225	245	1,149

Balance, December 31, 2012	$2,439	$5,343	$9,157	$5,898	$756	$23,593

Period-end amount allocated to:
Loans individually evaluated for impairment	$659	$611	$2,228	$1,056	$–	$4,554
Loans collectively evaluated for impairment	1,780	4,732	6,929	4,842	756	19,039

Ending balance	$2,439	$5,343	$9,157	$5,898	$756	$23,593

Loans:
Individually evaluated for impairment	$3,351	$7,617	$21,332	$13,020	$–	$45,320
Collectively evaluated for impairment	170,866	106,582	710,990	333,460	83,417	1,405,315

Ending balance	$174,217	$114,199	$732,322	$346,480	$83,417	$1,450,635

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2011	$2,779	$7,705	$14,971	$8,664	$457	$34,576
Provision for loan losses	5,772	11,354	7,883	4,717	615	30,341
Loans charged off	(5,807)	(10,988)	(8,680)	(5,399)	(749)	(31,623)
Recoveries of loans previously charged off	174	1,367	52	146	123	1,862

Balance, December 31, 2011	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Period-end amount allocated to:
Loans individually evaluated for impairment	$766	$3,478	$8,152	$3,567	$3	$15,966
Loans collectively evaluated for impairment	2,152	5,960	6,074	4,561	443	19,190

Ending balance	$2,918	$9,438	$14,226	$8,128	$446	$35,156

Loans:
Individually evaluated for impairment	$2,831	$13,561	$45,084	$16,080	$17	$77,573
Collectively evaluated for impairment	140,129	116,709	627,681	314,647	55,347	1,254,513

Ending balance	$142,960	$130,270	$672,765	$330,727	$55,364	$1,332,086

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2013	2012
	(Dollars in Thousands)
Land	$36,481	$25,489
Buildings	69,461	55,115
Furniture and equipment	32,705	31,250
Construction in progress	2,415	816

	141,062	112,670
Accumulated depreciation	(37,874)	(36,687)

	$103,188	$75,983

Estimated costs to complete construction projects in progress were less than $1 million at December 31, 2013 and 2012. Depreciation expense was approximately $4.8 million, $5.3 million and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Leases

The Company has various operating leases with unrelated parties on 12 banking offices and eight mortgage offices. Generally, these leases are on smaller locations with initial lease terms under ten years with up to two renewal options.

Rental expense amounted to approximately $1,777,000, $1,708,000 and $1,697,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows:

2014	$1,677,778
2015	1,333,899
2016	966,648
2017	716,380
2018	402,735
Thereafter	296,980

$5,394,420

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The Company recorded a core deposit intangible asset of $4,383,000 associated with the acquisition of Prosperity during 2013 and recorded a core deposit intangible of $1,149,000 associated with the acquisitions of CBG and MBT during 2012. The Company did not record a core deposit intangible asset during 2011 associated with the acquisitions of OGB and HTB. During 2013, the Company recorded $34,093,000 of goodwill on the Prosperity acquisition and the Company recorded $956,000 of goodwill on the TBC transaction during 2010. The amortization period used for core deposit intangibles ranges from three to 10 years. Following is a summary of information related to acquired intangible assets:

	As of December 31, 2013		As of December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in Thousands)

Amortized intangible assets - core deposit premiums	$22,207	$16,198	$17,824	$14,784

The aggregate amortization expense for intangible assets was approximately $1,414,000, $1,359,000 and $1,011,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2014	$1,533
2015	1,346
2016	626
2017	626
2018	626
Thereafter	1,252

$6,009

NOTE 8. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 was $373.9 million and $411.8 million, respectively. The scheduled maturities of time deposits at December 31, 2013 are as follows:

(Dollars in Thousands)
2014	$611,813
2015	90,981
2016	24,686
2017	14,907
2018	8,426
2019	23

$750,836

The Company had brokered deposits of approximately $6.0 million and $27.8 million at December 31, 2013 and 2012, respectively. All brokered deposits at December 31, 2013 mature in 2014, and their weighted average cost is 3.00%.

NOTE 9. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2013 and 2012 were $83.5 million and $50.1 million, respectively.

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

The aggregate expense under the plan charged to operations during 2013 and 2012 amounted to $839,000 and $571,000, respectively. Due to financial performance and general economic conditions, the Company reduced contributions to the plan and there was not an expense recorded under the plan in 2011.

NOTE 11. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund this liability. The cash surrender value of the life insurance was $18.7 million and $15.6 million at December 31, 2013 and 2012, respectively. Accrued deferred compensation of $1,573,000 and $1,037,000 at December 31, 2013 and 2012, respectively, is included in other liabilities. Aggregate compensation expense under the plans was $601,000, $364,000 and $95,000 per year for 2013, 2012 and 2011, respectively, which is included in salaries and employee benefits.

NOTE 12. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2013	2012
	(Dollars in Thousands)

Advance from Federal Home Loan Bank with a fixed interest rate of 0.17%, due January 24, 2014.	$165,000	$–
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 4.00% (4.24% at December 31, 2013) due in August 2016, secured by subsidiary bank stock.	10,000	–
Subordinated debt issued by Prosperity Bank due June 2016 with an interest rate of 90-day LIBOR plus 1.60% (1.84% at December 31, 2013).	5,000	–
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (1.99% at December 31, 2013).	14,572	–

	$194,572	$–

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At the January 24, 2014 maturity date, the advance from the FHLB was converted to a daily rate credit and had been reduced to $35.0 million as of February 28, 2014. At December 31, 2013, $182.8 million was available for borrowing on lines with the FHLB.

As of December 31, 2013, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $60 million.

The Company also participates in the Federal Reserve discount window borrowings. At December 31, 2013, the Company had $414.4 million of loans pledged at the Federal Reserve discount window and had $330.8 million available for borrowing.

NOTE 13. PREFERRED STOCK

On November 21, 2008, Ameris sold 52,000 shares of preferred stock with a warrant to purchase 679,443 shares of the Company’s common stock to the U.S. Treasury under the Treasury’s Capital Purchase Program. The proceeds from the sale of $52 million were allocated between the preferred stock and the warrant based on their relative fair values at the time of the sale. Of the $52 million in proceeds, $48.98 million was allocated to the preferred stock and $3.02 million was allocated to the warrant. The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted as a portion of the preferred stock dividends in the consolidated statements of income to arrive at net income (loss) available to common shareholders.

The preferred stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred stock is redeemable at any time at $1,000 per share plus any accrued and unpaid dividends with the consent of the Company’s primary federal regulator.

On June 14, 2012, the preferred stock was sold by the Treasury through a registered public offering. The sale of the preferred stock to new investors did not result in any accounting entries and does not change the Company’s capital position. On August 22, 2012, the Company repurchased the warrant from the Treasury for $2.67 million, and during the fourth quarter of 2012, the Company repurchased 24,000 shares of the outstanding preferred stock, leaving 28,000 shares of preferred stock outstanding at December 31, 2012 and 2013.

NOTE 14. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Current	$5,742	$4,760	$2,506
Use of operating loss carryforward	–	–	2,958
Deferred	3,543	2,525	5,092

	$9,285	$7,285	$10,556

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Tax at federal income tax rate	$10,256	$7,602	$11,077
Change resulting from:
Tax-exempt interest	(841)	(675)	(585)
Increase in cash value of bank owned life insurance	(446)	(34)	–
Other	316	392	64

Provision for income taxes	$9,285	$7,285	$10,556

Net deferred income tax assets of $16,451,000 and net deferred income tax liabilities of $9,533,000 at December 31, 2013 and 2012, respectively, are included in other assets (liabilities). The components of deferred income taxes are as follows:

	December 31,
	2013	2012
	(Dollars in Thousands)

Deferred tax assets:
Allowance for loan losses	$7,832	$8,258
Deferred compensation	550	276
Deferred gain on interest rate swap	573	686
Unrealized loss on interest rate swap	130	1,042
Unrealized loss on securities available for sale	911	–
Nonaccrual interest	323	891
Purchase accounting adjustments	26,408	–
Other real estate owned	1,855	3,803
Capitalized costs, accrued expenses and other	1,976	1,155

	40,558	16,111

Deferred tax liabilities:
Depreciation and amortization	4,355	4,758
Intangible assets	–	60
Purchase accounting adjustments	7,534	–
Deferred gain on FDIC-assisted transactions	12,218	17,256
Unrealized gain on securities available for sale	–	3,570

	24,107	25,644

Net deferred tax asset (liability)	$16,451	$(9,533)

NOTE 15. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a statutory trust subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (3.05% at December 31, 2013) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April 2009. There are certain circumstances (as described in the trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2013, was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related debentures bear interest at 3-Month LIBOR plus 1.63% (1.87% at December 31, 2013). Distributions on the trust preferred securities are paid quarterly, with interest on the debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011.

During 2013, the Company acquired Prosperity Banking Capital Trust I, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.57% (2.82% at December 31, 2013) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in July 2009. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2013, was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at fair value of $3,210,000 on the Company’s balance sheet.

During 2013, the Company acquired Prosperity Bank Statutory Trust II, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $4,500,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (3.40% at December 31, 2013) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2008. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2013, was $4,500,000. The aggregate principal amount of debentures outstanding was $4,640,000, and is being carried at fair value of $3,257,000 on the Company’s balance sheet.

During 2013, the Company acquired Prosperity Bank Statutory Trust III, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (1.84% at December 31, 2013) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2011. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2013, was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at fair value of $5,034,000 on the Company’s balance sheet.

During 2013, the Company acquired Prosperity Bank Statutory Trust IV, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.54% (1.78% at December 31, 2013) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2012. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2013, was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at fair value of $1,696,000 on the Company’s balance sheet.

Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s consolidated financial statements. However, the subordinated debentures issued by the Company and purchased by the trusts remain on the consolidated balance sheets. In addition, the related interest expense continues to be included in the consolidated statements of income. For regulatory capital purposes, the trust preferred securities qualify as a component of Tier 1 Capital.

NOTE 16. STOCK-BASED COMPENSATION

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

As of December 31, 2013, the Company has 377,725 outstanding restricted shares granted under the plans as compensation to certain employees. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is three to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2013, 2012 and 2011, compensation expense related to these grants was approximately $1,041,000, $947,000 and $569,000, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any stock-based compensation expense related to stock options during 2013. Stock-based compensation expense related to stock options was approximately $97,000 and $216,000 for 2012 and 2011, respectively.

No non-performance based options were issued during 2013, 2012 or 2011. As of December 31, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements for non-performance-based options.

A summary of the activity of non-performance based and performance based options as of December 31, 2013 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	148,498	$16.37			391,321	$16.43
Granted	-	-			-	-
Exercised	(27,657)	13.29			(4,524)	7.47
Forfeited	(5,382)	13.43			(15,797)	13.22

Under option, end of year	115,459	$17.24	3.04	$641	371,000	$16.67	3.12	$1,401

Exercisable at end of year	115,459	$17.24	3.04	$641	351,856	$17.27	3.01	$1,145

A summary of the activity of non-performance based and performance based options as of December 31, 2012 is presented below:
	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	187,032	$15.32			393,891	$16.45
Granted	-	-			-	-
Exercised	-	-			-	-
Forfeited	(38,534)	11.28			(2,570)	19.67

Under option, end of year	148,498	$16.37	3.34	$1	391,321	$16.43	4.16	$774

Exercisable at end of year	148,498	$16.37	3.34	$1	369,766	$17.05	4.05	$435

A summary of the activity of non-performance based and performance based options as of December 31, 2011 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	208,993	$14.73			441,185	$16.43
Granted	-	-			-	-
Exercised	(1,234)	8.51		3	(2,468)	9.07		4
Forfeited	(20,727)	9.83			(44,826)	16.76

Under option, end of year	187,032	$15.32	4.39	$8	393,891	$16.45	6.17	$320

Exercisable at end of year	182,945	$13.87	4.38	$8	324,271	$18.21	5.77	$128

The Company did not grant any options during 2013, 2012 and 2011. As of December 31, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance-based options.

The fair value of each stock-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock-based compensation grants made in 2013, 2012 and 2011.

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2013, 2012 and 2011 is presented below:

	2013		2012		2011
	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares at beginning of year	295,075	$10.47	301,775	$9.14	201,650	$8.73
Granted	108,400	14.77	62,450	13.15	135,075	9.93
Vested	(21,750)	9.31	(68,650)	7.06	(800)	13.09
Forfeited	(4,000)	9.88	(500)	9.96	(34,150)	9.50

Nonvested shares at end of year	377,725	11.78	295,075	10.47	301,775	9.14

The balance of unearned compensation related to restricted stock grants as of December 31, 2013, 2012 and 2011 was approximately $2,129,000, $1,608,000 and $1,679,000, respectively.

NOTE 17. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2010, the Company entered into an interest rate swap to lock in a fixed rate as opposed to the contractual variable interest rate on the junior subordinated debentures. The interest rate swap contract has a notional amount of $37.1 million and is hedging the variable rate on the junior subordinated debentures described in Note 15 of the consolidated financial statements. The Company receives a variable rate of the 90-day LIBOR rate plus 1.63% and pays a fixed rate of 4.11%. The swap matures in September 2020.

These contracts are classified as cash flow hedges of an exposure to changes in the cash flow of a recognized asset. At December 31, 2013 and 2012, the fair value of the remaining instrument totaled a liability of $370,000 and $3.0 million, respectively. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2013, the hedge is deemed to be highly effective.

During 2012, the Company began maintaining a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $1,180,000 and $1,169,000 at December 31, 2013 and 2012, respectively.

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2013	2012
	(Dollars in Thousands)
Commitments to extend credit	$257,195	$180,733
Financial standby letters of credit	7,665	6,788

	$264,860	$187,521

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2013 and 2012.

At December 31, 2013, the Company had guaranteed the debt of certain officers’ liabilities at another financial institution totaling approximately $227,000. These guarantees represent the available credit line of those certain officers for the purchase of Company stock. Any stock purchased under this program will be assigned to the Company and held in safekeeping. The Company was not required to perform on any of these guarantees during the year ended December 31, 2013.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 19. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2013, $10.9 million of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes that, as of December 31, 2013 and 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2013
Total Capital to Risk Weighted Assets
Consolidated	$353,777	15.32%	$184,784	8.00%		—N/A—
Ameris Bank	$369,387	16.03%	$184,349	8.00%	$230,437	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$331,400	14.35%	$92,392	4.00%		—N/A—
Ameris Bank	$347,010	15.06%	$92,175	4.00%	$138,262	6.00%
Tier I Capital to Average Assets:
Consolidated	$331,400	11.33%	$117,025	4.00%		—N/A—
Ameris Bank	$347,010	11.93%	$116,372	4.00%	$145,465	5.00%

As of December 31, 2012
Total Capital to Risk Weighted Assets
Consolidated	$331,545	18.74%	$141,516	8.00%		—N/A—
Ameris Bank	$329,578	18.65%	$141,374	8.00%	$176,717	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$309,415	17.49%	$70,758	4.00%		—N/A—
Ameris Bank	$307,470	17.40%	$70,687	4.00%	$106,030	6.00%
Tier I Capital to Average Assets:
Consolidated	$309,415	10.34%	$119,660	4.00%		—N/A—
Ameris Bank	$307,470	10.30%	$119,440	4.00%	$149,299	5.00%

NOTE 20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and OREO. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2013 and 2012:

	Fair Value Measurements on a Recurring Basis As of December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$13,926	$-	$13,926	$-
State, county and municipal securities	112,754	-	112,754	-
Collateralized debt obligations	1,480	1,480	-	-
Corporate debt securities	10,325	-	8,325	2,000
Mortgage-backed securities	347,750	182,461	165,289	-
Mortgage loans held for sale	67,278	-	67,278	-

Total recurring assets at fair value	$553,513	$183,941	$367,572	$2,000

Derivative financial instruments	$370	$-	$370	$-

Total recurring liabilities at fair value	$370	$-	$370	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$6,870	$-	$6,870	$-
State, county and municipal securities	114,390	4,854	109,536	-
Corporate debt securities	10,328	-	8,328	2,000
Mortgage backed securities	215,321	23,893	191,428	-
Mortgage loans held for sale	48,786	-	48,786	-

Total recurring assets at fair value	$395,695	$28,747	$364,948	$2,000

Derivative financial instruments	$2,978	$-	$2,978	$-

Total recurring liabilities at fair value	$2,978	$-	$2,978	$-

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2013 and 2012:

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$42,546	$-	$-	$42,546
Other real estate owned	33,351	-	-	33,351
Purchased, non-covered loans	448,753	-	-	448,753
Purchased, non-covered other real estate owned	4,276	-	-	4,276
Covered loans	390,237	-	-	390,237
Covered other real estate owned	45,893	-	-	45,893

Total nonrecurring assets at fair value	$965,056	$-	$-	$965,056

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$52,514	$-	$-	$52,514
Other real estate owned	39,850	-	-	39,850
Covered loans	507,712	-	-	507,712
Covered other real estate owned	88,273	-	-	88,273

Total nonrecurring assets at fair value	$688,349	$-	$-	$688,349

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

For the years ended December 31, 2013 and 2012, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

Measurements	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range
(Dollars in Thousands)
Nonrecurring:
Impaired loans	$42,546	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	4.00% - 75.00%
Other real estate owned	$33,351	Third party appraisals	Collateral discounts and estimated costs to sell	10.00% - 74.00%
Purchased, non-covered loans	$448,753	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	1.00% - 40.00%
Purchased non-covered other real estate owned	$4,276	Third party appraisals	Collateral discounts and estimated costs to sell	15.00% - 63.00%
Covered loans	$390,237	Third party appraisals and discounted cash flows	Collateral discounts Discount rate	1.75% - 75.00%
Covered real estate owned	$45,893	Third party appraisals	Collateral discounts and estimated costs to sell	10.00% - 86.00%
Recurring:
Investment securities available for sale	$2,000	Discounted par values	Credit quality of underlying issuer	0.00%

The transfers between the fair value hierarchy levels during the years ended December 31, 2013 and 2012 involved the transferring of loans to impaired loans, impaired loans to other real estate owned and covered loans to covered other real estate owned. These transfers are reflected in the Company’s reconciliation of Level 3 assets below.

	Investment securities available for sale	Impaired loans carried at fair value	Other real estate owned	Purchased, non- covered loans	Purchased, non- covered other real estate owned	Covered loans	Covered other real estate owned
				(Dollars in Thousands)
Beginning balance, January 1, 2012	$2,000	$70,296	$50,301	$-	$-	$571,489	$78,617
Total gains (losses) included in net income	-	-	(11,843)	-	-	-	2,892
Purchases, sales, issuances, and settlements, net	-	-	(20,428)	-	-	(20,479)	(36,534)
Transfers in or out of Level 3	-	-	4,038	-	-	-	-
Asset reclassification, within Level 3	-	(17,782)	17,782	-	-	(43,298)	43,298

Ending balance, December 31, 2012	2,000	52,514	39,850	-	-	507,712	88,273
Total gains (losses) included in net income	-	-	(5,883)	-	-	-	(3,280)
Purchases, sales, issuances, and settlements, net	-	(831)	(9,753)	448,753	4,276	(85,642)	(57,818)
Transfers in or out of Level 3	-	-	-	-	-	-	(13,115)
Asset reclassification, within Level 3	-	(9,137)	9,137	-	-	(31,833)	31,833

Ending balance, December 31, 2013	$2,000	$42,546	$33,351	$448,753	$4,276	$390,237	$45,893

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$2,435,067	$-	$1,565,919	$881,536	$2,447,455

Financial liabilities:
Deposits	$2,999,231	$-	$3,000,061	$-	$3,000,061
Other borrowings	$194,572	$-	$194,572	$-	$194,572

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,934,754	$-	$1,406,366	$560,226	$1,966,592

Financial liabilities:
Deposits	$2,624,663	$-	$2,624,883	$-	$2,624,883

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of December 31, 2013 and 2012.

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$(23)	$6,630	$6,607
Reclassification for gains included in net income	-	(111)	(111)
Current year changes	1,420	(8,210)	(6,790)

Balance, December 31, 2013	$1,397	$(1,691)	$(294)

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2012	$856	$6,440	$7,296
Reclassification for gains included in net income	-	(209)	(209)
Current year changes	(879)	399	(480)

Balance, December 31, 2012	$(23)	$6,630	$6,607

NOTE 22 – SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2013 and 2012. The Company did not have reportable business segments for the year ended December 31, 2011.

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Retail Banking	Mortgage Banking	Total	Retail Banking	Mortgage Banking	Total
		(Dollars in Thousands)
Net interest income	$112,302	$3,883	$116,185	$113,347	$1,058	$114,405
Provision for loan losses	11,486	-	11,486	31,089	-	31,089
Noninterest income	27,419	19,130	46,549	44,885	12,989	57,874
Noninterest expense:
Salaries and employee benefits	44,155	12,515	56,670	45,456	7,666	53,122
Equipment and occupancy expenses	11,655	631	12,286	12,726	482	13,208
Data processing and telecommunications expenses	10,966	573	11,539	10,341	342	10,683
Other expenses	37,064	4,386	41,450	41,056	1,401	42,457

Total noninterest expense	103,840	18,105	121,945	109,579	9,891	119,470

Income before income tax expense	24,395	4,908	29,303	17,564	4,156	21,720
Income tax expense	7,567	1,718	9,285	5,831	1,454	7,285

Net income	16,828	3,190	20,018	11,733	2,702	14,435
Less preferred stock dividends	1,738	-	1,738	3,577	-	3,577

Net income available to common shareholders	$15,090	$3,190	$18,280	$8,156	$2,702	$10,858

Total assets	$3,545,222	$122,427	$3,667,649	$2,938,519	$80,533	$3,019,052
Stockholders’ equity	$314,594	$2,105	$316,699	$278,901	$116	$279,017

NOTE 23. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(Dollars in Thousands)

	2013	2012

Assets
Cash and due from banks	$3,550	$1,639
Investment in subsidiaries	386,377	319,364
Other assets	6,824	4,440

Total assets	$396,751	$325,443

Liabilities
Other liabilities	$14	$4,157
Other borrowings	24,572	-
Subordinated deferrable interest debentures	55,466	42,269

Total liabilities	80,052	46,426

Stockholders’ equity	316,699	279,017

Total liabilities and stockholders’ equity	$396,751	$325,443

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in Thousands)

	2013	2012	2011
Income
Dividends from subsidiaries	$2,200	$29,000	$-
Gain on sale of securities	-	214	-
Other income	26	106	124

Total income	2,226	29,320	124

Expense
Interest	1,527	1,489	1,417
Other expense	1,133	1,545	1,120

Total expense	2,660	3,034	2,537

Earnings (loss) before income tax benefit and dividends received in excess of earnings of subsidiaries and equity in undistributed income (loss) of subsidiaries	(434)	26,286	(2,413)

Income tax benefit	921	921	785

Earnings (loss) before dividends received in excess of earnings of subsidiaries and equity in undistributed income of subsidiaries	487	27,207	(1,628)

Dividends received in excess of earnings of subsidiaries	-	(12,772)	-
Equity in undistributed income of subsidiaries	19,531	-	22,721

Net income	20,018	14,435	21,093

Preferred stock dividend	1,738	3,577	3,241

Net income available to common shareholders	$18,280	$10,858	$17,852

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in Thousands)

	2013	2012	2011
OPERATING ACTIVITIES
Net income	$20,018	$14,435	$21,093

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,041	1,044	785
Dividends received in excess of earnings of subsidiaries	-	12,772	-
Undistributed earnings of subsidiaries	(19,531)	-	(22,721)
(Increase) decrease in interest payable	(5,300)	(108)	54
Decrease in tax receivable	(813)	(786)	(247)
Provision for deferred taxes	39	14	(390)
Other operating activities	(2,686)	(388)	(530)

Total adjustments	(27,250)	12,548	(23,049)

Net cash provided by (used in) operating activities	(7,232)	26,983	(1,956)

INVESTING ACTIVITIES
Net cash proceeds received from acquisitions	249	-	-

Net cash provided by investing activities	249	-	-

FINANCING ACTIVITIES
Repurchase of warrant	-	(2,670)	-
Purchase of treasury shares	(116)	(235)	-
Dividends paid preferred stock	(1,400)	(2,642)	(2,635)
Proceeds from other borrowings	10,000	-	-
Repurchase of preferred stock	-	(24,000)	-
Proceeds from exercise of stock options	410	3	28

Net cash provided by (used in) financing activities	8,894	(29,544)	(2,607)

Net change in cash and due from banks	1,911	(2,561)	(4,563)
Cash and due from banks at beginning of year	1,639	4,200	8,763

Cash and due from banks at end of year	$3,550	$1,639	$4,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$1,523	$1,597	$1,363
Cash paid during the year for income taxes	$-	$-	$-

NOTE 24 – SUBSEQUENT EVENTS

On February 18, 2014, the Company received the approval of the Board of Governors of the Federal Reserve System to redeem the 28,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, that remain outstanding. The Company intends to effect the redemption on March 24, 2014.

On March 11, 2014, the Company announced the signing of a definitive merger agreement under which the Company will acquire Coastal Bankshares, Inc. (“Coastal”), the parent company of The Coastal Bank, Savannah, Georgia. Upon completion of the holding company merger, The Coastal Bank will be merged with and into Ameris Bank. Coastal currently operates 6 banking locations in Chatham, Liberty and Effingham counties, Georgia. As of December 31, 2013, Coastal reported assets of $433 million, loans of $295 million and deposits of $364 million.

Under the terms of the merger agreement, Coastal shareholders will receive 0.4671 shares of Ameris common stock in exchange for each share of Coastal common stock. The transaction is expected to close in the third quarter of 2014 and is subject to customary closing conditions, regulatory approvals and approval by the shareholders of Coastal.

Based on the closing price of the Company’s common stock on February 28, 2014, the transaction would be valued at approximately $37.3 million, which represents 169% of Coastal’s tangible book value as of December 31, 2013. The purchase price will be allocated among the assets of Coastal acquired as appropriate, with the remaining balance being reported as goodwill. The Company will not be able to make the remaining disclosures required by purchase accounting standards until the transaction closes.