Form 10-Q
period 2014-03-31
Ameris Bancorp
filed 2014-05-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There were 25,158,183 shares of Common Stock outstanding as of April 30, 2014.

AMERIS BANCORP

Item 1.	Financial Statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2014	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$71,387	$62,955	$50,487
Federal funds sold and interest-bearing accounts	48,677	204,984	81,205
Investment securities available for sale, at fair value	456,713	486,235	324,029
Other investments	9,322	16,828	5,528
Mortgage loans held for sale	51,693	67,278	42,332
Loans, net of unearned income	1,695,382	1,618,454	1,492,753
Purchased loans not covered by FDIC loss share agreements (“purchased non-covered loans”)	437,269	448,753	—
Purchased loans covered by FDIC loss share agreements (“covered loans”)	372,694	390,237	460,724
Less: allowance for loan losses	22,744	22,377	23,382

Loans, net	2,482,601	2,435,067	1,930,095

Other real estate owned	33,839	33,351	40,434
Purchased, non-covered other real estate owned	3,864	4,276	—
Covered other real estate owned	42,636	45,893	77,915

Total other real estate owned	80,339	83,520	118,349

Premises and equipment, net	87,430	103,188	72,340
FDIC loss-share receivable	53,181	65,441	160,979
Intangible assets	5,477	6,009	2,676
Goodwill	35,049	35,049	956
Cash value of bank owned life insurance	49,738	49,432	45,832
Other assets	56,377	51,663	26,843

Total assets	$3,487,984	$3,667,649	$2,861,651

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$698,866	$668,531	$490,961
Interest-bearing	2,311,781	2,330,700	1,999,012

Total deposits	3,010,647	2,999,231	2,489,973
Securities sold under agreements to repurchase	49,974	83,516	22,919
Other borrowings	59,677	194,572	—
Other liabilities	12,028	18,165	22,768
Subordinated deferrable interest debentures	55,628	55,466	42,269

Total liabilities	3,187,954	3,350,950	2,577,929

Commitments and contingencies
Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0, 28,000 and 28,000 shares issued and outstanding	—	28,000	27,753
Common stock, par value $1; 100,000,000 shares authorized; 26,535,571, 26,461,769 and 25,238,635 shares issued	26,536	26,462	25,239
Capital surplus	190,513	189,722	165,078
Retained earnings	92,055	83,991	70,554
Accumulated other comprehensive income (loss)	2,374	(294)	6,274
Treasury stock, at cost, 1,376,498, 1,363,342 and 1,362,955 shares	(11,448)	(11,182)	(11,176)

Total stockholders’ equity	300,030	316,699	283,722

Total liabilities and stockholders’ equity	$3,487,984	$3,667,649	$2,861,651

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income
Interest and fees on loans	$34,469	$28,716
Interest on taxable securities	2,985	1,697
Interest on nontaxable securities	335	375
Interest on deposits in other banks	79	85
Interest on federal funds sold	5	—

Total interest income	37,873	30,873

Interest expense
Interest on deposits	2,183	2,226
Interest on other borrowings	1,206	309

Total interest expense	3,389	2,535

Net interest income	34,484	28,338
Provision for loan losses	1,726	2,923

Net interest income after provision for loan losses	32,758	25,415

Noninterest income
Service charges on deposit accounts	5,586	4,837
Mortgage origination fees	5,068	4,464
Other service charges, commissions and fees	652	329
Gain on sale of securities	6	172
Other	1,442	1,558

Total noninterest income	12,754	11,360

Noninterest expense
Salaries and employee benefits	17,394	13,806
Occupancy and equipment expense	4,064	2,931
Advertising and marketing expense	710	255
Amortization of intangible assets	533	364
Data processing and communications costs	3,454	2,570
Other operating expenses	7,084	8,958

Total noninterest expense	33,239	28,884

Income before income tax expense	12,273	7,891
Applicable income tax expense	3,923	2,606

Net income	8,350	5,285

Preferred stock dividends	286	441

Net income available to common stockholders	8,064	4,844

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax	2,938	(429)
Reclassification adjustment for gains included in net income, net of tax	(4)	(112)
Unrealized gain (loss) on cash flow hedges arising during period , net of tax	(266)	209

Other comprehensive income (loss)	2,668	(332)

Comprehensive income	$11,018	$4,953

Basic and diluted earnings per share	$0.32	$0.20

Weighted average common shares outstanding
Basic	25,144	23,868
Diluted	25,573	24,246

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	28,000	$28,000	28,000	$27,662
Repurchase of preferred stock	(28,000)	(28,000)	—	—
Accretion of fair value of warrant	—	—	—	91

Balance at end of period	—	$—	28,000	$27,753
COMMON STOCK
Balance at beginning of period	26,461,769	$26,462	25,154,818	$25,155
Issuance of restricted shares	68,047	68	81,400	81
Proceeds from exercise of stock options	5,755	6	2,417	3

Balance at end of period	26,535,571	$26,536	25,238,635	$25,239
CAPITAL SURPLUS
Balance at beginning of period		$189,722		$164,949
Stock-based compensation		795		197
Issuance of restricted shares		(68)		(81)
Proceeds from exercise of stock options		64		13

Balance at end of period		$190,513		$165,078
RETAINED EARNINGS
Balance at beginning of period		$83,991		$65,710
Net income		8,350		5,284
Dividends on preferred shares		(286)		(349)
Accretion of fair value warrant		—		(91)

Balance at end of period		$92,055		$70,554
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$(294)		$6,607
Other comprehensive income (loss) during the period		2,668		(333)

Balance at end of period		$2,374		$6,274
TREASURY STOCK
Balance at beginning of period	(1,363,342)	$(11,182)	(1,355,050)	$(11,066)
Purchase of treasury shares	(13,156)	(266)	(7,905)	(110)

Balance at end of period	(1,376,498)	$(11,448)	(1,362,955)	$(11,176)

TOTAL STOCKHOLDERS’ EQUITY		$300,030		$283,722

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$8,350	$5,285
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	1,871	1,246
Stock based compensation expense	795	197
Net (gains) losses on sale or disposal of premises and equipment	(18)	6
Net gains on securities available for sale	(6)	(172)
Net losses or write-downs on sale of other real estate owned	921	3,047
Provision for loan losses	1,726	2,923
Amortization of intangible assets	532	364
Net change in mortgage loans held for sale	15,585	6,454
Other prepaids, deferrals and accruals, net	2,489	11,570

Net cash provided by operating activities	32,245	30,920

Cash flows from investing activities, net of effects of business combinations:
Net decrease (increase) in federal funds sold and interest-bearing deposits	156,307	112,472
Proceeds from maturities of securities available for sale	11,834	20,746
Purchase of securities available for sale	(46,690)	(25,328)
Purchase of bank owned life insurance	—	(28,674)
Decrease in restricted equity securities, net	7,506	1,304
Proceeds from sales of securities available for sale	68,899	26,802
Net change in loans	(56,807)	(13,805)
Proceeds from sales of other real estate owned	8,932	10,140
Proceeds from sales of premises and equipment	55	713
(Increase) decrease in FDIC indemnification asset	12,260	(1,255)
Purchases of premises and equipment	(464)	(1,470)

Net cash provided by investing activities	161,832	101,645

Cash flows from financing activities, net of effects of business combinations:
Net (decrease) increase in deposits	11,416	(134,690)
Net decrease in securities sold under agreements to repurchase	(33,542)	(27,201)
Proceeds from other borrowings	29,963	—
Repayment of other borrowings	(165,000)	—
Redemption of preferred stock	(28,000)	—
Dividends paid—preferred stock	(286)	(349)
Purchase of treasury shares	(266)	(110)
Proceeds from exercise of stock options	70	16

Net cash used in financing activities	(185,645)	(162,334)

Net decrease in cash and due from banks	8,432	(29,769)
Cash and due from banks at beginning of period	62,955	80,256

Cash and due from banks at end of period	$71,387	$50,487

SUPPLEMNTAL DISCLOSURES OF NON-CASH INFORMATION
Cash paid during the period for:
Interest	$3,463	$2,805
Income taxes	$—	$780
Loans transferred to other real estate owned	$7,547	$15,541

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2014 the Bank operated 68 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Newly Adopted Accounting Pronouncements

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

ASU 2013-11 – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of these revisions did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparties. However, as of March 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at March 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$2,482,601	$—	$1,651,409	$851,216	$2,502,625
Financial liabilities:
Deposits	3,010,647	—	3,011,383	—	3,011,383
Other borrowings	59,677	—	59,677	—	59,677

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$2,435,067	$—	$1,565,919	$881,536	$2,447,455
Financial liabilities:
Deposits	2,999,231	—	3,000,061	—	3,000,061
Other borrowings	194,572	—	194,572	—	194,572

		Fair Value Measurements at March 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Loans, net	$1,930,095	$—	$1,458,604	$501,874	$1,960,478
Financial liabilities:
Deposits	2,489,973	—	2,491,282	—	2,491,282

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2014, December 31, 2013 and March 31, 2013 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of March 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,145	$—	$14,145	$—
State, county and municipal securities	111,574	—	111,574	—
Corporate debt securities	10,383	—	8,383	2,000
Mortgage-backed securities	320,611	—	320,611	—
Mortgage loans held for sale	51,693	—	51,693	—

Total recurring assets at fair value	$508,406	$—	$506,406	$2,000

Derivative financial instruments	$675	$—	$675	$—

Total recurring liabilities at fair value	$675	$—	$675	$—

	Fair Value Measurements on a Recurring Basis As of December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$13,926	$—	$13,926	$—
State, county and municipal securities	112,754	—	112,754	—
Collateralized debt obligations	1,480	1,480	—	—
Corporate debt securities	10,325	—	8,325	2,000
Mortgage-backed securities	347,750	182,461	165,289	—
Mortgage loans held for sale	67,278	—	67,278	—

Total recurring assets at fair value	$553,513	$183,941	$367,572	$2,000

Derivative financial instruments	$370	$—	$370	$—

Total recurring liabilities at fair value	$370	$—	$370	$—

	Fair Value Measurements on a Recurring Basis As of March 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$5,015	$—	$5,015	$—
State, county and municipal securities	115,532	—	115,532	—
Corporate debt securities	10,297	—	8,297	2,000
Mortgage-backed securities	193,185	4,054	189,131	—
Mortgage loans held for sale	42,332	—	42,332	—

Total recurring assets at fair value	$366,361	$4,054	$360,307	$2,000

Derivative financial instruments	$2,553	$—	$2,553	$—

Total recurring liabilities at fair value	$2,553	$—	$2,553	$—

The following table is a presentation of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2014, December 31, 2013 and March 31, 2013 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$41,253	$—	$—	$41,253
Other real estate owned	33,839	—	—	33,839
Purchased, non-covered loans	437,269	—	—	437,269
Purchased, non-covered other real estate owned	3,864	—	—	3,864
Covered loans	372,694	—	—	372,694
Covered other real estate owned	42,636	—	—	42,636

Total nonrecurring assets at fair value	$931,555	$—	$—	$931,555

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$42,546	$—	$—	$42,546
Other real estate owned	33,351	—	—	33,351
Purchased, non-covered loans	448,753	—	—	448,753
Purchased, non-covered other real estate owned	4,276	—	—	4,276
Covered loans	390,237	—	—	390,237
Covered other real estate owned	45,893	—	—	45,893

Total nonrecurring assets at fair value	$965,056	$—	$—	$965,056

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$51,150	$—	$—	$51,150
Other real estate owned	40,434	—	—	40,434
Covered loans	460,724	—	—	460,724
Covered other real estate owned	77,915	—	—	77,915

Total nonrecurring assets at fair value	$630,223	$—	$—	$630,223

The inputs used to determine estimated fair value of impaired loans and covered loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of other real estate owned and covered other real estate owned include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2014 and 2013, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

Measurements	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range
	(Dollars in Thousands)
Nonrecurring:
Impaired loans	$41,253	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	4.00% - 60.00%
Other real estate owned	$33,839	Third party appraisals	Collateral discounts and estimated costs to sell	10.00% - 74.00%
Purchased, non-covered loans	$437,269	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	1.00% - 40.00%
Purchased non-covered other real estate owned	$3,864	Third party appraisals	Collateral discounts and estimated costs to sell	15.00% - 57.00%
Covered loans	$372,694	Third party appraisals and discounted cash flows	Collateral discounts and discount rate	1.75% - 75.00%
Covered real estate owned	$42,636	Third party appraisals	Collateral discounts and estimated costs to sell	10.00% - 87.00%
Recurring:
Investment securities available for sale	$2,000	Discounted par values	Credit quality of underlying issuer	0.00%

The transfers between the fair value hierarchy levels during the three months ended March 31, 2014 and 2013 involved the transferring of loans to impaired loans, impaired loans to other real estate owned and covered loans to covered other real estate owned. These transfers are reflected in the Company’s reconciliation of Level 3 assets below.

	Investment securities available for sale	Impaired loans carried at fair value	Other real estate owned	Purchased, non-covered loans	Purchased, non-covered other real estate owned	Covered loans	Covered other real estate owned
				(Dollars in Thousands)
Beginning balance, January 1, 2014	$2,000	$42,546	$33,351	$448,753	$4,276	$390,237	$45,893
Total gains (losses) included in net income	—	—	(750)	—	(46)	—	(219)
Purchases, sales, issuances, and settlements, net	—	—	(1,316)	(11,416)	(529)	(12,617)	(7,964)
Transfers in or out of Level 3	—	—	1,261	—	95	—	—
Asset reclassification, within Level 3	—	(1,293)	1,293	(68)	68	(4,926)	4,926

Ending balance, March 31, 2014	$2,000	$41,253	$33,839	$437,269	$3,864	$372,694	$42,636

	Investment Securities Available for Sale	Impaired Loans Carried at Fair Value	Other Real Estate Owned	Covered Loans	Covered Other Real Estate Owned
	(Dollars in Thousands)
Beginning balance, January 1, 2013	$2,000	$52,514	$39,850	$507,712	$88,273
Total gains/(losses) included in net income	—	—	(15)	—	(3,032)
Purchases, sales, issuances, and settlements, net	—	—	(2,027)	(31,449)	(22,865)
Transfers in to Level 3	—	1,262	—	—	—
Asset reclassification, within Level 3	—	(2,626)	2,626	(15,539)	15,539

Ending balance March 31, 2013	$2,000	$51,150	$40,434	$460,724	$77,915

NOTE 2 – PENDING MERGER AND ACQUISITION

On March 10, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Coastal Bankshares, Inc. (“Coastal”), a bank holding company headquartered in Savannah, Georgia. The Coastal Bank is a wholly owned banking subsidiary of Coastal that has a total of six banking locations in Chatham, Liberty and Effingham Counties, Georgia. As of December 31, 2013, Coastal reported assets of $433 million, loans of $295 million and deposits of $364 million. Under the terms of the Merger Agreement, Coastal will merge with and into Ameris, with Ameris as the surviving entity in the merger. In addition, The Coastal Bank will be merged with and into the Bank, with the Bank as the surviving entity.

Pursuant to the terms of the Merger Agreement, Coastal shareholders will receive 0.4671 shares of the Company’s common stock in exchange for each share of Coastal common stock they hold. Based on the closing price of the Company’s common stock on February 28, 2014, the transaction would be valued at approximately $37.3 million, which represents 169% of Coastal’s tangible book value as of December 31, 2013. The purchase price will be allocated among the assets of Coastal acquired as appropriate, with the remaining balance being reported as goodwill.

Consummation of the merger is subject to customary conditions, including, among others, approval of the Merger Agreement by Coastal’s shareholders and the receipt of required regulatory approvals. The transaction is expected to close during the third quarter of 2014.

NOTE 3 – BUSINESS COMBINATIONS

On December 23, 2013, the Company completed its acquisition of The Prosperity Banking Company (“Prosperity”), a bank holding company headquartered in Saint Augustine, Florida. Upon consummation of the acquisition, Prosperity was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Prosperity’s wholly owned banking subsidiary, Prosperity Bank, was also merged with and into the Bank. Prosperity Bank had a total of 12 banking locations, with the majority of the franchise concentrated in northeast Florida. Prosperity’s common shareholders were entitled to elect to receive either 3.125 shares of the Company’s common stock or $41.50 in cash in exchange for each share of Prosperity’s voting common stock. As a result of Prosperity shareholders’ elections, the Company issued 1,168,918 common shares at a fair value of $24.6 million.

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

The following table presents the assets acquired and liabilities of Prosperity assumed as of December 23, 2013 and their initial fair value estimates:

(Dollars in Thousands)	As Recorded by Prosperity	Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$4,285	$—		$4,285
Federal funds sold and interest-bearing balances	21,687	—		21,687
Investment securities	151,863	411	(a)	152,274
Other investments	8,727	—		8,727
Loans	487,358	(37,662	)(b)	449,696
Less allowance for loan losses	(6,811)	6,811	(c)	—

Loans, net	480,547	(30,851)		449,696
Other real estate owned and repossessed assets	6,883	(1,260	)(d)	5,623
Premises and equipment	36,293	—		36,293
Intangible assets	174	4,383	(e)	4,557
Other assets	26,600	1,192	(f)	27,792

Total assets	$737,059	$(26,125)		$710,934

Liabilities
Deposits:
Noninterest-bearing	$149,242	$—		$149,242
Interest-bearing	324,441	—		324,441

Total deposits	473,683	—		473,683
Federal funds purchased and securities sold under agreements to repurchase	21,530	—		21,530
Other borrowings	185,000	12,313	(g)	197,313
Other liabilities	14,058	455	(h)	14,513
Subordinated deferrable interest debentures	29,500	(16,303	)(i)	13,197

Total liabilities	723,771	(3,535)		720,236

Net identifiable assets acquired over (under) liabilities assumed	13,288	(22,590)		(9,302)
Goodwill	—	34,093		34,093

Net assets acquired over (under) liabilities assumed	$13,288	$11,503		$24,791

Consideration:
Ameris Bancorp common shares issued	1,168,918
Purchase price per share of the Company’s common stock	$21.07

Company common stock issued	24,629
Cash exchanged for shares	162

Fair value of total consideration transferred	$24,791

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.
(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
(c)	Adjustment reflects the elimination of Prosperity’s allowance for loan losses.
(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.
(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.
(f)	Adjustment reflects the adjustment to write-off the non-realizable portion of Prosperity’s deferred tax asset of ($6.644 million), to record the deferred tax asset generated by purchase accounting adjustments of $8.435 million and to record the fair value adjustment of other assets of ($0.599 million) at the acquisition date.
(g)	Adjustment reflects the fair value adjustment (premium) to the FHLB borrowings of $12.741 million and the fair value adjustment to the subordinated debt of $0.428 million.
(h)	Adjustment reflects the fair value adjustment of other liabilities at the acquisition date.
(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

NOTE 4 – INVESTMENT SECURITIES

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

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2014, December 31, 2013 and March 31, 2013 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2014:
U. S. government agencies	$14,948	$—	$(803)	$14,145
State, county and municipal securities	110,331	2,724	(1,481)	111,574
Corporate debt securities	10,307	285	(209)	10,383
Mortgage-backed securities	319,216	4,244	(2,849)	320,611

Total debt securities	$454,802	$7,253	$(5,342)	$456,713

December 31, 2013:
U. S. government agencies	$14,947	$—	$(1,021)	$13,926
State, county and municipal securities	112,659	2,269	(2,174)	112,754
Corporate debt securities	10,311	275	(261)	10,325
Collateralized debt obligations	1,480	—	—	1,480
Mortgage-backed securities	349,441	2,347	(4,038)	347,750

Total debt securities	$488,838	$4,891	$(7,494)	$486,235

March 31, 2013:
U. S. government agencies	$5,000	$15	$—	$5,015
State, county and municipal securities	110,628	5,051	(147)	115,532
Corporate debt securities	10,542	355	(600)	10,297
Mortgage-backed securities	188,492	5,342	(649)	193,185

Total debt securities	$314,662	$10,763	$(1,396)	$324,029

The amortized cost and fair value of available-for-sale securities at March 31, 2014 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$3,088	$3,110
Due from one year to five years	41,430	43,038
Due from five to ten years	65,798	65,210
Due after ten years	25,270	24,744
Mortgage-backed securities	319,216	320,611

	$454,802	$456,713

Securities with a carrying value of approximately $295.7 million serve as collateral to secure public deposits and for other purposes required or permitted by law at March 31, 2014.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of the continuous unrealized loss position at March 31, 2014, December 31, 2013 and March 31, 2013.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2014:
U. S. government agencies	$9,353	$(595)	$4,792	$(208)	$14,145	$(803)
State, county and municipal securities	38,937	(1,238)	3,612	(243)	42,549	(1,481)
Corporate debt securities	—	—	4,871	(209)	4,871	(209)
Mortgage-backed securities	55,103	(1,219)	31,184	(1,630)	86,287	(2,849)

Total debt securities	$103,393	$(3,052)	$44,459	$(2,290)	$147,852	$(5,342)

December 31, 2013:
U. S. government agencies	$13,926	$(1,021)	$—	$—	$13,926	$(1,021)
State, county and municipal securities	47,401	(1,882)	3,794	(292)	51,195	(2,174)
Corporate debt securities	—	—	4,826	(261)	4,826	(261)
Collateralized debt obligations	—	—	—	—	—	—
Mortgage-backed securities	94,989	(2,493)	23,388	(1,545)	118,377	(4,038)

Total debt securities	$156,316	$(5,396)	$32,008	$(2,098)	$188,324	$(7,494)

March 31, 2013:
U. S. government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	19,159	(138)	505	(9)	19,664	(147)
Corporate debt securities	244	(6)	4,506	(594)	4,750	(600)
Mortgage-backed securities	55,189	(648)	1,120	(1)	56,309	(649)

Total debt securities	$74,592	$(792)	$6,131	$(604)	$80,723	$(1,396)

NOTE 5 – LOANS

The Company engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. Ameris concentrates the majority of its lending activities in real estate loans. While the risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

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

Real estate loans include construction and development loans, commercial and farmland loans and residential loans. Construction and development loans include loans for the development of residential neighborhoods, one-to-four family residential construction loans to builders and consumers, and commercial real estate construction loans, primarily for owner-occupied properties. The Company limits its construction lending risk through adherence to established underwriting procedures. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Company’s residential loans represent permanent mortgage financing and are secured by residential properties located within the Bank’s market areas.

Consumer installment loans and other loans include automobile loans, boat and recreational vehicle financing, and both secured and unsecured personal loans. Consumer loans carry greater risks than other loans, as the collateral can consist of rapidly depreciating assets such as automobiles and equipment that may not provide an adequate source of repayment of the loan in the case of default.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loan categories are presented in the following table:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial and agricultural	$270,571	$244,373	$180,888
Real estate – construction and development	149,543	146,371	130,161
Real estate – commercial and farmland	836,230	808,323	766,227
Real estate – residential	393,001	366,882	367,056
Consumer installment	32,345	34,249	37,335
Other	13,692	18,256	11,086

	$1,695,382	$1,618,454	$1,492,753

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the FDIC. Purchased non-covered loans totaling $437.3 million and $448.8 million at March 31, 2014 and December 31, 2013, respectively, are not included in the above schedule.

Purchased non-covered loans are shown below according to major loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial and agricultural	$30,810	$32,141	$—
Real estate – construction and development	31,820	31,176	—
Real estate – commercial and farmland	174,281	179,898	—
Real estate – residential	196,078	200,851	—
Consumer installment	4,280	4,687	—

	$437,269	$448,753	$—

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $372.7 million, $390.2 million and $460.7 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, are not included in the above schedules.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial and agricultural	$24,813	$26,550	$28,568
Real estate – construction and development	41,434	43,179	57,114
Real estate – commercial and farmland	214,649	224,451	260,159
Real estate – residential	91,372	95,173	113,668
Consumer installment	426	884	1,215

	$372,694	$390,237	$460,724

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged against interest income. Interest payments on nonaccrual loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial and agricultural	$3,008	$4,103	$3,756
Real estate – construction and development	4,080	3,971	9,390
Real estate – commercial and farmland	8,550	8,566	9,798
Real estate – residential	10,631	12,152	13,840
Consumer installment	460	411	692

	$26,729	$29,203	$37,476

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial and agricultural	$117	$11	$—
Real estate – construction and development	1,131	325	—
Real estate – commercial and farmland	6,829	1,653	—
Real estate – residential	7,208	4,658	—
Consumer installment	33	12	—

	$15,318	$6,659	$—

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial and agricultural	$10,025	$7,257	$8,718
Real estate – construction and development	14,780	14,781	18,956
Real estate – commercial and farmland	24,285	33,495	47,580
Real estate – residential	10,558	13,278	23,018
Consumer installment	133	341	243

	$59,781	$69,152	$98,515

The following table presents an analysis of loans, excluding purchased non-covered and covered past due loans as of March 31, 2014, December 31, 2013 and March 31, 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$1,083	$386	$2,956	$4,425	$266,146	$270,571	$—
Real estate – construction & development	1,304	249	3,919	5,472	144,071	149,543	—
Real estate – commercial & farmland	2,255	1,650	7,622	11,527	824,703	836,230	—
Real estate – residential	3,657	1,541	10,298	15,496	377,505	393,001	—
Consumer installment loans	474	68	345	887	31,458	32,345	—
Other	—	—	—	—	13,692	13,692	—

Total	$8,773	$3,894	$25,140	$37,807	$1,657,575	$1,695,382	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2013:
Commercial, financial & agricultural	$10,893	$272	$4,081	$15,246	$229,127	$244,373	$—
Real estate – construction & development	1,026	69	3,935	5,030	141,341	146,371	—
Real estate – commercial & farmland	3,981	1,388	7,751	13,120	795,203	808,323	—
Real estate – residential	5,422	1,735	11,587	18,744	348,138	366,882	—
Consumer installment loans	568	197	305	1,070	33,179	34,249	—
Other	—	—	—	—	18,256	18,256	—

Total	$21,890	$3,661	$27,659	$53,210	$1,565,244	$1,618,454	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2013:
Commercial, financial & agricultural	$1,797	$149	$3,729	$5,675	$175,213	$180,888	$—
Real estate – construction & development	1,538	1,538	8,312	11,388	118,773	130,161	—
Real estate – commercial & farmland	11,115	3,220	9,352	23,687	742,540	766,227	—
Real estate – residential	7,686	1,719	11,699	21,104	345,952	367,056	—
Consumer installment loans	745	169	563	1,477	35,858	37,335	—
Other	—	—	—	—	11,086	11,086	—

Total	$22,881	$6,795	$33,655	$63,331	$1,429,422	$1,492,753	$—

The following table presents an analysis of purchased non-covered past due loans as of March 31, 2014 and December 31, 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$291	$—	$117	$408	$30,402	$30,810	$—
Real estate – construction & development	680	661	867	2,208	29,612	31,820	—
Real estate – commercial & farmland	3,956	5,126	2,550	11,632	162,649	174,281	—
Real estate – residential	5,187	1,816	6,503	13,506	182,572	196,078	—
Consumer installment loans	12	11	30	53	4,227	4,280	—

Total	$10,126	$7,614	$10,067	$27,807	$409,462	$437,269	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2013:
Commercial, financial & agricultural	$370	$70	$11	$451	$31,690	$32,141	$—
Real estate – construction & development	1,008	89	325	1,422	29,754	31,176	—
Real estate – commercial & farmland	6,851	2,064	1,516	10,431	169,467	179,898	—
Real estate – residential	4,667	1,074	3,428	9,169	191,682	200,851	—
Consumer installment loans	7	17	9	33	4,654	4,687	—

Total	$12,903	$3,314	$5,289	$21,506	$427,247	$448,753	$—

The following table presents an analysis of covered past due loans as of March 31, 2014, December 31, 2013 and March 31, 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$688	$55	$8,976	$9,719	$15,094	$24,813	$—
Real estate – construction & development	4,248	302	14,472	19,022	22,412	41,434	—
Real estate – commercial & farmland	15,732	3,722	17,680	37,134	177,515	214,649	—
Real estate – residential	3,579	1,585	9,752	14,916	76,456	91,372	1,396
Consumer installment loans	2	50	103	155	271	426	—

Total	$24,249	$5,714	$50,983	$80,946	$291,748	$372,694	$1,396

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2013:
Commercial, financial & agricultural	$3,966	$12	$6,165	$10,143	$16,407	$26,550	$—
Real estate – construction & development	843	144	14,055	15,042	28,137	43,179	—
Real estate – commercial & farmland	8,482	4,350	26,428	39,260	185,191	224,451	346
Real estate – residential	7,648	1,914	10,244	19,806	75,367	95,173	—
Consumer installment loans	51	14	305	370	514	884	—

Total	$20,990	$6,434	$57,197	$84,621	$305,616	$390,237	$346

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2013:
Commercial, financial & agricultural	$756	$314	$7,270	$8,340	$20,228	$28,568	$98
Real estate – construction & development	3,971	876	17,415	22,262	34,852	57,114	—
Real estate – commercial & farmland	10,227	2,837	42,464	55,528	204,631	260,159	—
Real estate – residential	5,608	345	18,895	24,848	88,820	113,668	48
Consumer installment loans	41	11	205	257	958	1,215	—

Total	$20,603	$4,383	$86,249	$111,235	$349,489	$460,724	$146

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

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Period Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in Thousands)
Nonaccrual loans	$26,729	$29,203	$37,476
Troubled debt restructurings not included above	18,848	17,214	18,513

Total impaired loans	$45,577	$46,417	$55,989

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$45,577	$46,417	$55,989

Allowance related to impaired loans	$4,324	$3,871	$4,839

Average investment in impaired loans	$45,997	$51,721	$56,808

Interest income recognized on impaired loans	$20	$522	$78

Foregone interest income on impaired loans	$246	$418	$54

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of March 31, 2014, December 31, 2013 and March 31, 2013:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$5,421	$—	$3,719	$3,719	$394	$4,169
Real estate – construction & development	10,636	—	6,033	6,033	736	5,950
Real estate – commercial & farmland	19,983	—	17,282	17,282	1,972	16,380
Real estate – residential	21,307	—	17,996	17,996	1,211	18,983
Consumer installment loans	688	—	547	547	11	515

Total	$58,035	$—	$45,577	$45,577	$4,324	$45,997

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$6,240	$—	$4,618	$4,618	$435	$4,844
Real estate – construction & development	11,363	—	5,867	5,867	512	8,341
Real estate – commercial & farmland	18,456	—	15,479	15,479	1,443	17,559
Real estate – residential	24,342	—	19,970	19,970	1,472	20,335
Consumer installment loans	623	—	483	483	9	642

Total	$61,024	$—	$46,417	$46,417	$3,871	$51,721

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2013:
Commercial, financial & agricultural	$7,818	$—	$4,555	$4,555	$740	$4,747
Real estate – construction & development	20,633	—	11,273	11,273	922	11,144
Real estate – commercial & farmland	22,996	—	18,676	18,676	1,816	19,793
Real estate – residential	24,777	—	20,792	20,792	1,344	20,320
Consumer installment loans	920	—	693	693	17	804

Total	$77,144	$—	$55,989	$55,989	$4,839	$56,808

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Period Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in Thousands)
Nonaccrual loans	$15,318	$6,659	$—
Troubled debt restructurings not included above	5,191	5,938	—

Total impaired loans	$20,509	$12,597	$—

Impaired loans not requiring a related allowance	$20,509	$12,597	$—

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$16,553	$242	$—

Interest income recognized on impaired loans	$—	$—	$—

Foregone interest income on impaired loans	$563	$—	$—

The following table presents an analysis of information pertaining to impaired purchased non-covered loans as of March 31, 2014 and December 31, 2013:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$233	$117	$—	$117	$—	$64
Real estate – construction & development	6,173	3,574	—	3,574	—	3,631
Real estate – commercial & farmland	12,966	7,790	—	7,790	—	5,336
Real estate – residential	15,524	8,987	—	8,987	—	7,483
Consumer installment loans	240	41	—	41	—	39

Total	$35,136	$20,509	$—	$20,509	$—	$16,553

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$19	$11	$—	$11	$—	$—
Real estate – construction & development	5,719	3,690	—	3,690	—	71
Real estate – commercial & farmland	4,563	2,881	—	2,881	—	55
Real estate – residential	9,612	5,978	—	5,978	—	115
Consumer installment loans	57	37	—	37	—	1

Total	$19,970	$12,597	$—	$12,597	$—	$242

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in Thousands)
Nonaccrual loans	$59,781	$69,152	$98,515
Troubled debt restructurings not included above	22,775	22,243	21,592

Total impaired loans	$82,556	$91,395	$120,107

Impaired loans not requiring a related allowance	$82,556	$91,395	$120,107

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$86,976	$110,830	$127,507

Interest income recognized on impaired loans	$155	$968	$169

Foregone interest income on impaired loans	$10	$330	$147

The following table presents an analysis of information pertaining to impaired covered loans as of March 31, 2014, December 31, 2013 and March 31, 2013:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$12,143	$10,039	$—	$10,039	$—	$8,655
Real estate – construction & development	20,704	18,034	—	18,034	—	18,036
Real estate – commercial & farmland	36,664	31,746	—	31,746	—	36,247
Real estate – residential	25,230	22,604	—	22,604	—	23,801
Consumer installment loans	167	133	—	133	—	237

Total	$94,908	$82,556	$—	$82,556	$—	$86,976

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$9,680	$7,270	$—	$7,270	$—	$8,696
Real estate – construction & development	20,915	18,037	—	18,037	—	21,794
Real estate – commercial & farmland	46,612	40,749	—	40,749	—	51,584
Real estate – residential	29,089	24,998	—	24,998	—	28,452
Consumer installment loans	394	341	—	341	—	304

Total	$106,690	$91,395	$—	$91,395	$—	$110,830

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2013:
Commercial, financial & agricultural	$24,301	$8,754	$—	$8,754	$—	$9,778
Real estate – construction & development	78,421	23,978	—	23,978	—	23,607
Real estate – commercial & farmland	139,197	55,822	—	55,822	—	60,026
Real estate – residential	54,422	31,310	—	31,310	—	33,823
Consumer installment loans	324	243	—	243	—	273

Total	$296,665	$120,107	$—	$120,107	$—	$127,507

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

Grade 40 – Substandard – This grade represents loans which are inadequately protected by the current credit worthiness and paying capacity of the borrower or of the collateral pledged, if any. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses or questionable collateral values.

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of March 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$86,688	$—	$259	$478	$6,380	$—	$93,805
15	26,730	5,483	153,285	57,119	1,346	—	243,963
20	90,692	48,872	454,292	192,492	17,678	13,692	817,718
23	120	9,111	9,784	11,765	276	—	31,056
25	55,827	76,962	178,174	100,634	5,580	—	417,177
30	5,386	2,889	15,324	14,440	201	—	38,240
40	5,001	6,226	25,112	16,063	884	—	53,286
50	127	—	—	10	—	—	137
60	—	—	—	—	—	—	—

Total	$270,571	$149,543	$836,230	$393,001	$32,345	$13,692	$1,695,382

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$66,983	$—	$265	$419	$6,714	$—	$74,381
15	24,789	4,655	147,157	52,335	1,276	—	230,212
20	93,852	45,195	431,790	165,339	18,619	18,256	773,051
23	127	8,343	10,219	12,641	274	—	31,604
25	50,373	78,736	181,645	103,427	6,310	—	420,491
30	2,111	2,876	11,849	13,558	197	—	30,591
40	6,011	6,566	25,398	19,153	859	—	57,987
50	127	—	—	10	—	—	137
60	—	—	—	—	—	—	—

Total	$244,373	$146,371	$808,323	$366,882	$34,249	$18,256	$1,618,454

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of March 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$32,223	$—	$304	$500	$7,241	$—	$40,268
15	11,569	4,794	146,563	68,212	1,635	—	232,773
20	75,503	34,947	385,984	138,634	19,623	11,086	665,777
23	45	6,606	8,970	13,662	120	—	29,403
25	52,631	66,012	187,567	112,096	7,340	—	425,646
30	3,324	6,004	12,334	10,573	250	—	32,485
40	5,494	11,643	24,505	23,379	1,126	—	66,147
50	99	155	—	—	—	—	254
60	—	—	—	—	—	—	—

Total	$180,888	$130,161	$766,227	$367,056	$37,335	$11,086	$1,492,753

The following table presents the purchased non-covered loan portfolio by risk grade as of March 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$1,932	$—	$—	$287	$328	$—	$2,547
15	4,408	52	12,422	14,231	679	—	31,792
20	4,596	3,907	43,132	33,553	1,218	—	86,406
23	—	—	—	—	—	—	—
25	19,213	22,780	102,918	134,653	1,965	—	281,529
30	235	697	3,387	2,660	20	—	6,999
40	426	4,384	12,422	10,694	70	—	27,996
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$30,810	$31,820	$174,281	$196,078	$4,280	$—	$437,269

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$1,865	$—	$—	$289	$451	$—	$2,605
15	4,606	7	12,998	16,160	703	—	34,474
20	5,172	3,960	43,802	34,576	1,383	—	88,893
23	—	—	—	—	—	—	—
25	19,638	20,733	102,260	129,923	1,888	—	274,442
30	576	1,760	9,554	10,878	194	—	22,962
40	284	4,716	11,284	9,025	68	—	25,377
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$32,141	$31,176	$179,898	$200,851	$4,687	$—	$448,753

The following table presents the covered loan portfolio by risk grade as of March 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	10	1,024	650	—	—	1,684
20	1,769	7,760	35,625	19,613	151	—	64,918
23	139	978	17,416	4,870	51	—	23,454
25	6,921	9,182	101,948	38,140	42	—	156,233
30	5,106	1,185	17,625	7,025	3	—	30,944
40	10,878	22,319	41,011	21,074	179	—	95,461
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$24,813	$41,434	$214,649	$91,372	$426	$—	$372,694

The following table presents the covered loan portfolio by risk grade as of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	16	1,048	638	—	—	1,702
20	2,184	8,549	34,674	21,363	193	—	66,963
23	134	1,085	17,037	4,748	51	—	23,055
25	7,508	9,611	101,657	38,427	235	—	157,438
30	5,125	2,006	21,297	6,979	17	—	35,424
40	11,599	21,912	48,738	23,018	388	—	105,655
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$26,550	$43,179	$224,451	$95,173	$884	$—	$390,237

The following table presents the covered loan portfolio by risk grade as of March 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	34	1,598	638	—	—	2,270
20	3,117	11,106	36,020	27,547	266	—	78,056
23	75	1,248	9,153	1,946	—	—	12,422
25	8,135	10,184	110,985	40,863	508	—	170,675
30	2,979	4,457	35,601	8,784	50	—	51,871
40	14,262	30,085	66,802	33,890	391	—	145,430
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$28,568	$57,114	$260,159	$113,668	$1,215	$—	$460,724

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

The Company’s policy requires a restructure request to be supported by a current, well-documented credit evaluation of the borrower’s financial condition and a collateral evaluation that is no older than six months from the date of the restructure. Key factors of that evaluation include the documentation of current, recurring cash flows, support provided by the guarantor(s) and the current valuation of the collateral. If the appraisal in the file is older than six months, an evaluation must be made as to the continued reasonableness of the valuation. For certain income-producing properties, current rent rolls and/or other income information can be utilized to support the appraisal valuation, when coupled with documented cap rates within our markets and a physical inspection of the collateral to validate the current condition.

The Company’s policy states that in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard and placed on nonaccrual status until such time the borrower has demonstrated the ability to service the loan payments based on the restructured terms – generally defined as six months of satisfactory payment history. Missed payments under the original loan terms are not considered under the new structure; however, subsequent missed payments are considered non-performance and are not considered toward the six month required term of satisfactory payment history. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Senior Credit Officer.

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2014 and 2013 totaling $6.3 million and $27.4 million, respectively, under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

As of March 31, 2014, December 31, 2013 and March 31, 2013, the Company had a balance of $21.2 million, $20.9 million and $23.3 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $2.3 million, $2.1 million and $2.6 million in previous charge-offs on such loans at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $422,000, $432,000 and $591,000 at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. At March 31, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at March 31, 2014, December 31, 2013 and March 31, 2013:

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$711	2	$40
Real estate – construction & development	11	1,953	1	29
Real estate – commercial & farmland	19	8,733	5	1,316
Real estate – residential	35	7,364	8	961
Consumer installment	11	87	2	19

Total	80	$18,848	18	$2,365

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	17	6,913	4	2,273
Real estate – residential	37	7,818	8	834
Consumer installment	6	72	3	19

Total	72	$17,214	20	$3,683

As of March 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$799	—	$—
Real estate – construction & development	5	1,883	1	43
Real estate – commercial & farmland	16	8,878	3	3,595
Real estate – residential	26	6,953	3	1,111
Consumer installment	—	—	1	6

Total	52	$18,513	8	$4,755

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at March 31, 2014, December 31, 2013 and March 31, 2013:

As of March 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$268	2	$482
Real estate – construction & development	10	1,916	2	66
Real estate – commercial & farmland	19	8,733	5	1,316
Real estate – residential	30	6,365	13	1,961
Consumer installment	11	80	2	26

Total	74	$17,362	24	$3,851

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	16	6,396	5	2,789
Real estate – residential	32	6,699	13	1,953
Consumer installment	7	90	2	2

Total	67	$15,596	25	$5,301

As of March 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$799	—	$—
Real estate – construction & development	5	1,883	1	43
Real estate – commercial & farmland	16	8,878	3	3,595
Real estate – residential	26	6,953	3	1,111
Consumer installment	—	—	1	6

Total	52	$18,513	8	$4,755

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and non-accrual at March 31, 2014, December 31, 2013 and March 31, 2013:

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	8	$1,933	4	$300
Forgiveness of Principal	4	1,957	1	516
Payment Modification Only	—	—	1	149
Rate Reduction Only	13	6,782	4	1,134
Rate Reduction, Forbearance of Interest	38	5,489	6	230
Rate Reduction, Forbearance of Principal	17	2,687	1	7
Rate Reduction, Payment Modification	—	—	1	29

Total	80	$18,848	18	$2,365

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$2,170	2	$97
Forgiveness of Principal	3	1,467	1	145
Payment Modification Only	1	280	1	88
Rate Reduction Only	14	7,069	3	913
Rate Reduction, Forbearance of Interest	26	3,252	12	2,411
Rate Reduction, Forbearance of Principal	18	2,976	—	—
Rate Reduction, Payment Modification	—	—	1	29

Total	72	$17,214	20	$3,683

As of March 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$1,843	—	$—
Forgiveness of Principal	3	1,504	1	207
Payment Modification Only	2	376	—	—
Rate Reduction Only	10	7,033	2	182
Rate Reduction, Forbearance of Interest	17	4,046	2	3,100
Rate Reduction, Forbearance of Principal	18	3,711	1	255
Rate Reduction, Payment Modification	—	—	2	1,011

Total	52	$18,513	8	$4,755

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and non-accrual at March 31, 2014, December 31, 2013 and March 31, 2013:

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,345	2	$586
Raw Land	5	1,298	1	29
Agriculture	1	311	1	66
Hotel & Motel	3	2,154	—	—
Office	4	1,652	1	149
Retail, including Strip Centers	6	2,905	1	516
1-4 Family Residential	42	8,027	9	978
Church	1	365	—	—
Automobile/Equipment/Inventory	13	548	3	41
Unsecured	1	243	—	—

Total	80	$18,848	18	$2,365

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,346	2	$592
Raw Land	11	2,345	2	32
Hotel & Motel	3	2,185	—	—
Office	4	1,909	—	—
Retail, including Strip Centers	4	1,095	2	1,680
1-4 Family Residential	36	7,747	9	852
Life Insurance Policy	1	250	—	—
Automobile/Equipment/Inventory	8	92	4	479
Unsecured	1	245	1	48

Total	72	$17,214	20	$3,683

As of March 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,689	1	$176
Raw Land	1	1,285	1	43
Hotel & Motel	3	2,273	—	—
Office	4	2,095	1	2,450
Retail, including Strip Centers	6	2,821	1	969
1-4 Family Residential	30	7,550	3	1,111
Life Insurance Policy	1	250	—	—
Automobile/Equipment/Inventory	3	500	1	6
Unsecured	1	50	—	—

Total	52	$18,513	8	$4,755

As of March 31, 2014 and December 31, 2013, the Company had a balance of $6.5 million and $7.2 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The Company has recorded $345,000 in previous charge-offs on such loans at March 31, 2014. The Company had not recorded any previous charge-offs on such loans at December 31, 2013. At March 31, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at March 31, 2014 and December 31, 2013.

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$6
Real estate – construction & development	7	2,443	2	264
Real estate – commercial & farmland	2	961	2	726
Real estate – residential	12	1,779	4	255
Consumer installment	1	8	2	17

Total	22	$5,191	11	$1,268

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$6
Real estate – construction & development	10	3,364	—	—
Real estate – commercial & farmland	3	1,228	1	468
Real estate – residential	8	1,321	8	738
Consumer installment	3	25	—	—

Total	24	$5,938	10	$1,212

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at March 31, 2014 and December 31, 2013.

As of March 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$6
Real estate – construction & development	6	2,244	3	463
Real estate – commercial & farmland	—	—	4	1,687
Real estate – residential	8	1,187	8	847
Consumer installment	1	8	2	17

Total	15	$3,439	18	$3,020

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$6
Real estate – construction & development	1	8	2	17
Real estate – commercial & farmland	8	3,068	2	296
Real estate – residential	—	—	4	1,696
Consumer installment	7	1,153	9	906

Total	16	$4,229	18	$2,921

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and non-accrual at March 31, 2014 and December 31, 2013.

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Principal	1	$299	—	$—
Forgiveness of Principal	1	164	1	259
Payment Modification Only	1	61	1	13
Rate Reduction Only	12	2,354	7	491
Rate Reduction, Forbearance of Principal	7	2,313	2	505

Total	22	$5,191	11	$1,268

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$300	—	$—
Forgiveness of Principal	2	425	—	—
Payment Modification Only	2	75	—	—
Rate Reduction Only	11	2,170	8	707
Rate Reduction, Forbearance of Principal	8	2,968	2	505

Total	24	$5,938	10	$1,212

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and non-accrual at March 31, 2014 and December 31, 2013.

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	—	$—	1	$467
Raw Land	5	1,988	—	—
Office	1	798	—	—
Retail, including Strip Centers	1	164	1	259
1-4 Family Residential	15	2,241	6	519
Automobile/Equipment/Inventory	—	—	3	23

Total	22	$5,191	11	$1,268

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	—	$—	1	$468
Raw Land	6	2,640	—	—
Office	1	803	—	—
Retail, including Strip Centers	2	425	—	—
1-4 Family Residential	13	2,053	8	738
Automobile/Equipment/Inventory	2	17	1	6

Total	24	$5,938	10	$1,212

As of March 31, 2014, December 31, 2013 and March 31, 2013, the Company had a balance of $22.8 million, $27.3 million and $27.6 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $3.2 million, $1.6 million and $6.6 million in previous charge-offs on such loans at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. At March 31, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at March 31, 2014, December 31, 2013 and March 31, 2013.

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$14	5	$68
Real estate – construction & development	3	3,254	5	49
Real estate – commercial & farmland	14	7,461	7	3,872
Real estate – residential	85	12,046	9	1,031
Consumer installment	—	—	1	5

Total	103	$22,775	27	$5,025

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$13	5	$71
Real estate – construction & development	3	3,256	4	52
Real estate – commercial & farmland	13	7,255	5	3,946
Real estate – residential	83	11,719	8	942
Consumer installment	—	—	2	10

Total	100	$22,243	24	$5,021

As of March 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$36	1	$—
Real estate – construction & development	8	5,022	3	788
Real estate – commercial & farmland	13	6,438	6	4,984
Real estate – residential	53	8,266	9	2,016
Consumer installment	—	—	1	6

Total	75	$19,762	20	$7,794

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at March 31, 2013, December 31, 2013 and March 31, 2013.

As of March 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$43	1	$40
Real estate – construction & development	2	374	6	2,928
Real estate – commercial & farmland	18	6,962	3	4,370
Real estate – residential	75	9,576	19	3,502
Consumer installment	1	5	—	—

Total	101	$16,960	29	$10,840

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$45	1	$40
Real estate – construction & development	5	3,273	2	34
Real estate – commercial & farmland	15	7,543	3	3,658
Real estate – residential	68	9,206	23	3,455
Consumer installment	2	10	—	—

Total	95	$20,077	29	$7,187

As of March 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$36	1	$—
Real estate – construction & development	8	5,022	3	788
Real estate – commercial & farmland	14	6,603	5	4,819
Real estate – residential	52	8,373	10	1,909
Consumer installment	1	6	—	—

Total	76	$20,040	19	$7,516

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and non-accrual at March 31, 2014, December 31, 2013 and March 31, 2013.

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	—	$—	4	$127
Forgiveness of Principal	—	—	—	—
Payment Modification Only	—	—	—	—
Rate Reduction Only	90	18,578	10	1,043
Rate Reduction, Forbearance of Interest	3	88	8	471
Rate Reduction, Forbearance of Principal	9	3,259	5	3,384
Rate Reduction, Payment Modification	1	850	—	—

Total	103	$22,775	27	$5,025

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	—	$—	3	$98
Forgiveness of Principal	—	—	—	—
Payment Modification Only	—	—	—	—
Rate Reduction Only	89	18,687	9	953
Rate Reduction, Forbearance of Interest	3	88	8	478
Rate Reduction, Forbearance of Principal	7	2,613	4	3,492
Rate Reduction, Payment Modification	1	855	—	—

Total	100	$22,243	24	$5,021

As of March 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	3	$232	6	$1,077
Forgiveness of Principal	—	—	1	—
Payment Modification Only	—	—	—	—
Rate Reduction Only	61	15,897	8	1,820
Rate Reduction, Forbearance of Interest	4	456	2	1,362
Rate Reduction, Forbearance of Principal	6	2,322	3	3,535
Rate Reduction, Payment Modification	1	855	—	—

Total	75	$19,762	20	$7,794

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at March 31, 2014, December 31, 2013 and March 31, 2013.

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	—	$—	2	$486
Raw Land	1	374	5	59
Hotel & Motel	7	4,867	—	—
Office	2	1,342	1	73
Retail, including Strip Centers	5	3,819	3	3,287
1-4 Family Residential	87	12,359	11	1,052
Automobile/Equipment/Inventory	—	—	5	68
Unsecured	1	14	—	—

Total	103	$22,775	27	$5,025

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	—	$—	1	$377
Raw Land	1	375	3	37
Hotel & Motel	6	5,118	1	155
Office	1	855	1	78
Retail, including Strip Centers	6	3,853	2	3,337
1-4 Family Residential	85	12,029	11	966
Automobile/Equipment/Inventory	—	—	5	71
Unsecured	1	13	—	—

Total	100	$22,243	24	$5,021

As of March 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$379	—	$—
Raw Land	4	2,496	2	772
Hotel & Motel	6	3,650	1	166
Office	1	855	1	87
Retail, including Strip Centers	7	3,769	4	4,732
1-4 Family Residential	54	8,563	11	2,037
Automobile/Equipment/Inventory	1	36	1	—
Unsecured	1	14	—	—

Total	75	$19,762	20	$7,794

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

During the three months ended March 31, 2014, the year ended December 31, 2013 and the three months ended March 31, 2013, the Company recorded provision for loan loss expense of $225,000, $1.5 million and $320,000, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards above and below but are reflected in the Company’s Consolidated Statements of Earnings.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014, the year ended December 31, 2013 and the three months ended March 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$22,377
Provision for loan losses	1,090	337	622	(656)	108	1,501
Loans charged off	(743)	(65)	(533)	(181)	(84)	(1,606)
Recoveries of loans previously charged off	49	108	143	83	89	472

Balance, March 31, 2014	$2,219	$5,918	$8,625	$5,280	$702	$22,744

Period-end amount allocated to:
Loans individually evaluated for impairment	$318	$631	$1,994	$1,133	$—	$4,076
Loans collectively evaluated for impairment	1,901	5,287	6,631	4,147	702	18,668

Ending balance	$2,219	$5,918	$8,625	$5,280	$702	$22,744

Loans:
Individually evaluated for impairment	$2,837	$3,817	$16,832	$14,602	$—	$38,088
Collectively evaluated for impairment	267,734	145,726	819,398	378,399	46,037	1,657,294

Ending balance	$270,571	$149,543	$836,230	$393,001	$46,037	$1,695,382

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$23,593
Provision for loan losses	711	1,742	2,777	4,463	254	9,947
Loans charged off	(1,759)	(2,020)	(3,571)	(5,215)	(719)	(13,284)
Recoveries of loans previously charged off	432	473	30	888	298	2,121

Balance, December 31, 2013	$1,823	$5,538	$8,393	$6,034	$589	$22,377

Period-end amount allocated to:
Loans individually evaluated for impairment	$356	$407	$1,427	$1,395	$—	$3,585
Loans collectively evaluated for impairment	1,467	5,131	6,966	4,639	589	18,792

Ending balance	$1,823	$5,538	$8,393	$6,034	$589	$22,377

Loans:
Individually evaluated for impairment	$3,457	$3,581	$15,240	$16,925	$—	$39,203
Collectively evaluated for impairment	240,916	142,790	793,083	349,957	52,505	1,579,251

Ending balance	$244,373	$146,371	$808,323	$366,882	$52,505	$1,618,454

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in thousands)
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$23,593
Provision for loan losses	254	1,467	696	339	(153)	2,603
Loans charged off	(410)	(655)	(1,025)	(779)	(167)	(3,036)
Recoveries of loans previously charged off	84	2	3	85	48	222

Balance, March 31, 2013	$2,367	$6,157	$8,831	$5,543	$484	$23,382

Period-end amount allocated to:
Loans individually evaluated for impairment	$675	$641	$1,890	$1,203	$—	$4,409
Loans collectively evaluated for impairment	1,692	5,516	6,941	4,340	484	18,973

Ending balance	$2,367	$6,157	$8,831	$5,543	$484	$23,382

Loans:
Individually evaluated for impairment	$3,334	$8,281	$19,545	$14,069	$—	$45,229
Collectively evaluated for impairment	177,554	121,880	746,682	352,987	48,421	1,447,524

Ending balance	$180,888	$130,161	$766,227	$367,056	$48,421	$1,492,753

NOTE 6 – ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

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

The following table summarizes components of all covered assets at March 31, 2014, December 31, 2013 and March 31, 2013 and their origin:

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of March 31, 2014:	(Dollars in thousands)
AUB	$13,629	$220	$—	$13,409	$4,264	$—	$4,264	$17,673	$1,190
USB	15,668	935	—	14,733	3,366	135	3,231	17,964	535
SCB	33,896	1,274	—	32,622	3,122	303	2,819	35,441	2,781
FBJ	24,281	2,768	—	21,513	1,850	253	1,597	23,110	3,034
DBT	100,909	13,138	—	87,771	12,250	1,092	11,158	98,929	14,947
TBC	31,576	2,119	—	29,457	4,681	761	3,920	33,377	3,425
HTB	61,560	6,596	34	54,930	7,263	2,349	4,914	59,844	8,540
OGB	55,569	4,564	89	50,916	8,169	2,984	5,185	56,101	6,815
CBG	77,767	10,364	60	67,343	7,127	1,579	5,548	72,891	11,914

Total	$414,855	$41,978	$183	$372,694	$52,092	$9,456	$42,636	$415,330	$53,181

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of December 31, 2013:	(Dollars in thousands)
AUB	$15,787	$231	$—	$15,556	$4,264	$—	$4,264	$19,820	$1,452
USB	18,504	1,427	—	17,077	2,865	141	2,724	19,801	889
SCB	34,637	1,483	—	33,154	3,461	303	3,158	36,312	3,175
FBJ	25,891	3,730	—	22,161	1,880	242	1,638	23,799	3,689
DBT	105,157	17,819	—	87,338	17,023	1,282	15,741	103,079	18,724
TBC	32,590	2,340	14	30,236	4,844	745	4,099	34,335	3,721
HTB	67,126	7,321	38	59,767	6,374	2,304	4,070	63,837	9,325
OGB	58,512	4,969	98	53,445	7,506	2,984	4,522	57,967	9,645
CBG	85,118	13,535	80	71,503	7,610	1,933	5,677	77,180	14,821

Total	$443,322	$52,855	$230	$390,237	$55,827	$9,934	$45,893	$436,130	$65,441

	Covered loans	Less: Credit risk adjustments	Less: Liquidity and rate adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of March 31, 2013:	(Dollars in thousands)
AUB	$25,001	$2,508	$—	$22,493	$8,079	$100	$7,979	$30,472	$4,176
USB	25,921	3,879	—	22,042	5,379	139	5,240	27,282	9,932
SCB	40,008	3,189	—	36,819	6,670	299	6,371	43,190	8,189
FBJ	31,479	5,662	11	25,806	1,450	93	1,357	27,163	6,840
DBT	146,178	35,461	83	110,634	25,990	1,895	24,095	134,729	37,333
TBC	42,302	4,450	133	37,719	10,478	1,814	8,664	46,383	8,050
HTB	82,202	14,068	49	68,085	14,823	3,445	11,378	79,463	21,423
OGB	73,279	14,877	127	58,275	10,384	4,144	6,240	64,515	18,687
CBG	109,596	30,605	140	78,851	8,424	1,833	6,591	85,442	46,349

Total	$575,966	$114,699	$543	$460,724	$91,677	$13,762	$77,915	$538,639	$160,979

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

Total Amounts	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$5,622	$51,003	$4,052
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	1,125	7,695	1,600

Amounts reflected in the Company’s Statement of Earnings	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount)	$1,124	$10,201	$810
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	225	1,539	320

A rollforward of acquired loans with deterioration of credit quality for the three months ended March 31, 2014, the year ended December 31, 2013 and the three months ended March 31, 2013 is shown below:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance, January 1	$217,047	$282,737	$282,737
Change in estimate of cash flows, net of charge-offs or recoveries	4,659	35,306	(5,391)
Additions due to acquisitions	—	—	—
Other (loan payments, transfers, etc.)	(16,505)	(100,996)	(22,279)

Ending balance	$205,201	$217,047	$255,067

A rollforward of acquired loans without deterioration of credit quality for the three months ended March 31, 2014, the year ended December 31, 2013 and the three months ended March 31, 2013 is shown below:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance, January 1	$173,190	$228,602	$228,602
Change in estimate of cash flows, net of charge-offs or recoveries	2,571	13,471	(2,625)
Additions due to acquisitions	—	—	—
Other (loan payments, transfers, etc.)	(8,268)	(68,883)	(20,229)

Ending balance	$167,493	$173,190	$205,748

The following is a summary of changes in the accretable discounts of acquired loans during the three months ended March 31, 2014, the year ended December 31, 2013 and the three months ended March 31, 2013:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance, January 1	$25,493	$16,698	$16,698
Additions due to acquisitions	—	—	—
Accretion	(15,024)	(42,208)	(7,218)
Other activity, net	5,622	51,003	4,052

Ending balance	$16,091	$25,493	$13,532

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. Changes in the FDIC shared-loss receivable for the three months ended March 31, 2014, for the year ended December 31, 2013 and for the three months ended March 31, 2013 are as follows:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance, January 1	$65,441	$159,724	$159,724
Indemnification asset recorded in acquisitions	—	—	—
Payments received from FDIC	(6,773)	(68,822)	(6,324)
Effect of change in expected cash flows on covered assets	(5,487)	(25,461)	7,579

Ending balance	$53,181	$65,441	$160,979

NOTE 7 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended March 31,
	2014	2013
	(share data in thousands)
Basic shares outstanding	25,144	23,868
Plus: Dilutive effect of ISOs	95	63
Plus: Dilutive effect of Restricted Grants	334	315

Diluted shares outstanding	25,573	24,246

For the quarters ended March 31, 2014 and 2013, the Company has excluded 268,000 and 408,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 8 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At March 31, 2014 and December 31, 2013, there were $59.7 million and $194.6 million, respectively, outstanding borrowings with the Company’s correspondent banks. At March 31, 2013, there were no outstanding borrowings with the Company’s correspondent banks.

Other borrowings consist of the following:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Daily Rate Credit from Federal Home Loan Bank with a fixed interest rate of 0.36%	$25,000	$—	$—
Advance from Federal Home Loan Bank with a fixed interest rate of 0.17%, due January 24, 2014	—	165,000	—
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 4.00% (4.24% at March 31, 2014) due in August 2016, secured by subsidiary bank stock	10,000	10,000	—
Advance from correspondent bank with a fixed interest rate of 4.50%, due November 27, 2017, secured by subsidiary bank loan receivable		—	—
Subordinated debt issued by Prosperity Bank due June 2016 with an interest rate of 90-day LIBOR plus 1.60% (1.84% at March 31, 2014)	5,000	5,000	—
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (1.98% at March 31, 2014)	14,714	14,572	—

Total	$59,677	$194,572	$—

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commitments to extend credit	$271,072	$257,195	$190,813
Standby letters of credit	$7,961	$7,665	$6,747

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2014 and 2013.

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$1,397	$(1,691)	$(294)
Reclassification for gains included in net income	—	(4)	(4)
Current year changes	(266)	2,938	2,672

Balance, March 31, 2014	$1,131	$1,243	$2,374

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$(23)	$6,630	$6,607
Reclassification for gains included in net income	—	(112)	(112)
Current year changes	208	(429)	(221)

Balance, March 31, 2013	$185	$6,089	$6,274

NOTE 11 – SEGMENT REPORTING

The following tables present selected financial information with respect to the Company’s reportable business segments for the three- month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Retail Banking	Mortgage Banking	Total	Retail Banking	Mortgage Banking	Total
	(Dollars in Thousands)
Net interest income	$33,384	$1,100	$34,484	$27,766	$572	$28,338
Provision for loan losses	1,726	—	1,726	2,923	—	2,923
Noninterest income	7,590	5,164	12,754	6,896	4,464	11,360
Noninterest expense:
Salaries and employee benefits	13,826	3,568	17,394	11,037	2,769	13,806
Equipment and occupancy expenses	3,762	302	4,064	2,765	166	2,931
Data processing and telecommunications expenses	3,332	122	3,454	2,471	99	2,570
Other expenses	7,512	815	8,327	8,890	687	9,577

Total noninterest expense	28,432	4,807	33,239	25,163	3,721	28,884

Income before income tax expense	10,816	1,457	12,273	6,576	1,315	7,891
Income tax expense	3,413	510	3,923	2,146	460	2,606

Net income	7,403	947	8,350	4,430	855	5,285
Less preferred stock dividends	286	—	286	441	—	441

Net income available to common shareholders	$7,117	$947	$8,064	$3,989	$855	$4,844

Total assets	$3,359,912	$128,072	$3,487,984	$2,784,883	$76,768	$2,861,651
Stockholders’ equity	296,978	3,052	300,030	282,851	871	283,722

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, legislative and regulatory initiatives; additional competition in our markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by us; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which we are subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in our filings with the Securities and Exchange Commission under the Exchange Act.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

	2014	2013
(in thousands, except share data, taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations:
Net interest income	$34,484	$29,051	$29,320	$29,476	$28,338
Net interest income (tax equivalent)	34,808	29,325	29,542	29,666	28,695
Provision for loan losses	1,726	1,478	2,920	4,165	2,923
Non-interest income	12,754	11,517	12,288	11,384	11,360
Non-interest expense	33,239	37,624	28,749	26,688	28,884
Income tax expense	3,923	88	3,262	3,329	2,606
Preferred stock dividends	286	412	443	442	441
Net income available to common shareholders	8,064	966	6,234	6,236	4,844
Selected Average Balances:
Mortgage loans held for sale	$49,397	$65,683	$61,249	$48,890	$32,639
Loans, net of unearned income	1,639,672	1,602,942	1,564,311	1,523,654	1,455,687
Purchased non-covered loans	441,138	43,900	—	—	—
Covered loans	379,460	401,045	427,482	444,616	491,691
Investment securities	462,343	327,993	312,541	321,582	340,564
Earning assets	3,091,546	2,625,178	2,439,771	2,397,834	2,428,720
Assets	3,521,588	2,937,434	2,806,799	2,820,863	2,875,274
Deposits	2,975,305	2,552,819	2,439,150	2,448,171	2,511,511
Common shareholders’ equity	290,462	248,429	246,489	251,240	251,214
Period-End Balances:
Mortgage loans held for sale	$51,693	$67,278	$69,634	$62,580	$42,332
Loans, net of unearned income	1,695,382	1,618,454	1,589,267	1,555,827	1,492,753
Purchased non-covered loans	437,269	448,753	—	—	—
Covered loans	372,694	390,237	417,649	443,517	460,724
Earning assets	3,062,428	3,215,941	2,462,697	2,421,996	2,401,043
Total assets	3,487,984	3,667,649	2,818,502	2,808,675	2,861,651
Deposits	3,010,647	2,999,231	2,443,421	2,443,103	2,489,973
Common shareholders’ equity	300,030	288,699	262,418	259,932	255,969
Per Common Share Data:
Earnings per share – Basic	$0.32	$0.04	$0.26	$0.26	$0.20
Earnings per share – Diluted	0.32	0.04	0.26	0.26	0.20
Common book value per share	11.93	11.50	10.98	10.88	10.72
End of period shares outstanding	25,159,073	25,098,427	23,907,509	23,894,327	23,875,680
Weighted average shares outstanding
Basic	25,144,342	24,021,447	23,900,665	23,878,898	23,867,691
Diluted	25,573,320	24,450,619	24,315,821	24,287,628	24,246,346
Market Data:
High closing price	$24.00	$21.42	$19.79	$16.94	$14.51
Low closing price	19.86	17.69	17.35	13.16	12.79
Closing price for quarter	23.30	21.11	18.38	16.85	14.35
Average daily trading volume	103,279	94,636	75,545	53,403	51,887
Cash dividends per share	—	—	—	—	—
Stock dividend	—	—	—	—	—
Closing price to book value	1.95	1.84	1.67	1.55	1.34
Performance Ratios:
Return on average assets	0.96%	0.19%	0.94%	0.95%	0.75%
Return on average common equity	11.66%	2.20%	10.75%	10.66%	8.53%
Average loan to average deposits	84.35%	82.79%	84.17%	82.39%	78.84%
Average equity to average assets	9.04%	9.41%	9.78%	9.93%	9.70%
Net interest margin (tax equivalent)	4.57%	4.43%	4.80%	4.96%	4.79%
Efficiency ratio (tax equivalent)	70.36%	92.74%	69.09%	65.32%	72.76%

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2014, as compared to December 31, 2013, and operating results for the three month periods ended March 31, 2014 and 2013. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2014

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $8.1 million, or $0.32 per diluted share, for the quarter ended March 31, 2014, compared to $4.8 million, or $0.20 per diluted share, for the same quarter in 2013. The Company’s return on average assets and average stockholders’ equity in the first quarter of 2014 were 0.96% and 11.66%, respectively, compared to 0.75% and 8.53%, respectively, in the first quarter of 2013. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities and mortgage banking activities of the Company.

	Retail Banking	Mortgage Banking	Total
	(in thousands)
As of March 31, 2014:
Net interest income	$33,384	$1,100	$34,484
Provision for loan losses	1,726	—	1,726
Non-interest income	7,590	5,164	12,754
Non-interest expense
Salaries and employee benefits	13,826	3,568	17,394
Occupancy	3,762	302	4,064
Data Processing	3,332	122	3,454
Other expenses	7,512	815	8,327

Total non-interest expense	28,432	4,807	33,239

Income before income taxes	10,816	1,457	12,273
Income tax expense	3,413	510	3,923
Net income	7,403	947	8,350
Preferred stock dividends	286	—	286

Net income available to common Shareholders	$7,117	$947	$8,064

	Retail Banking	Mortgage Banking	Total
	(in thousands)
As of March 31, 2013:
Net interest income	$27,766	$572	$28,338
Provision for loan losses	2,923	—	2,923
Non-interest income	6,896	4,464	11,360
Non-interest expense
Salaries and employee benefits	11,037	2,769	13,806
Occupancy	2,765	166	2,931
Data Processing	2,471	99	2,570
Other expenses	8,890	687	9,577

Total non-interest expense	25,163	3,721	28,884

Income before income taxes	6,576	1,315	7,891
Income tax expense	2,146	460	2,606
Net income	4,430	855	5,285
Preferred stock dividends	441	—	441

Net income available to common Shareholders	$3,989	$855	$4,844

Net Interest Income and Margins

On a tax equivalent basis, net interest income for the first quarter of 2014 was $34.8 million, an increase of $6.4 million compared to the same quarter in 2013. The higher net interest income is a result of the acquisition of The Prosperity Banking Company during the fourth quarter of 2013, along with steady yields on the loan portfolio, lower levels of excess liquidity than in previous quarters and steady decreases in the Company’s cost of funds. The Company’s net interest margin decreased during the first quarter of 2014 to 4.57%, compared to 4.74% during the first quarter of 2013, but increased compared to 4.43% reported in the fourth quarter of 2013.

Total interest income, on a tax equivalent basis, during the first quarter of 2014 was $38.2 million compared to $30.9 million in the same quarter of 2013. Yields on earning assets fell slightly to 5.01%, compared to 5.17% reported in the first quarter of 2013. During the first quarter of 2014, loans comprised 81.2% of earning assets, compared to 81.5% in the same quarter of 2013. Increased lending activities have provided opportunities to grow the legacy loan portfolio. Yields on legacy loans decreased to 5.11% in the first quarter of 2014, compared to 5.46% in the same period of 2013. Covered loan yields remained stable at 7.23% in the first quarter of 2014 and 2013. The yield on purchased non-covered loans was 6.31% for the first quarter of 2014. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total funding costs increased slightly to 0.43% in the first quarter of 2014, compared to 0.40% during the first quarter of 2013. Deposit costs decreased from 0.36% in the first quarter of 2013 to 0.30% in the first quarter of 2014. Continued shifts in the funding mix toward noninterest-bearing demand and other lower cost deposit categories was the primary reason for the decline. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 75.1% of total deposits in the first quarter of 2014, compared to 72.1% during the first quarter of 2013. Lower costs on deposits were realized due mostly to the lower rate environment and the Company’s ability to be less competitive on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest-bearing deposits and their respective costs for the first quarter of 2014 and 2013 are shown below:

(Dollars in Thousands)	March 31, 2014		March 31, 2013
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$675,199	0.17%	$633,313	0.19%
MMDA	749,150	0.37%	592,842	0.36%
Savings	143,109	0.10%	102,380	0.11%
Retail CDs < $100,000	373,523	0.53%	313,191	0.64%
Retail CDs > $100,000	361,861	0.72%	368,577	0.78%
Brokered CDs	5,970	3.26%	19,448	3.52%

Interest-bearing deposits	$2,308,812	0.38%	$2,029,751	0.44%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the first quarter of 2014 amounted to $1.7 million, compared to $1.5 million in the fourth quarter of 2013 and to $2.9 million in the first quarter of 2013. Although the Company has experienced improving trends in criticized and classified assets for several quarters, provision for loan losses has still been required to account for loan growth and slight devaluation of real estate collateral. At March 31, 2014, classified loans still accruing totaled $39.7 million, compared to $28.6 million at March 31, 2013. This increase is predominately due to the addition of classified loans in the Prosperity Bank acquisition. Nonaccrual loans, excluding purchased non-covered and covered loans, totaled $26.7 million at March 31, 2014, a 28.7% decrease from $37.5 million reported at the end of the first quarter of 2013. Nonaccrual purchased non-covered loans totaled $15.3 million at March 31, 2014.

At March 31, 2014, OREO (excluding purchased non-covered and covered OREO) totaled $33.8 million, compared to $40.4 million at March 31, 2013. Purchased non-covered OREO totaled $3.9 million at March 31, 2014. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of 3-6 months, the liquidation of properties varies from 85% to 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the first quarter of 2014, total non-covered non-performing assets decreased to 2.29% of total assets compared to 2.72% at March 31, 2013. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the first quarter of 2014 decreased to $1.1 million, or 0.27% of loans on an annualized basis, compared to $2.8 million, or 0.76% of loans, in the first quarter of 2013. The Company’s allowance for loan losses at March 31, 2014 was $22.7 million, or 1.34% of total loans, compared to $23.4 million, or 1.57% of total loans, at March 31, 2013.

Noninterest Income

Total noninterest income for the first quarter of 2014 was $12.8 million, compared to $11.4 million in the first quarter of 2013. Income from mortgage related activities continued to increase as a result of the Company’s increased number of mortgage bankers and higher level of productions. Service charges on deposit accounts in the first quarter of 2014 increased to $5.6 million, compared to $4.8 million in the first quarter of 2013. This increase was driven by the growth of core accounts through the acquisition of Prosperity Bank during the fourth quarter of 2013, along with higher balances in accounts subject to service charges.

Noninterest Expense

Total noninterest expense for the first quarter of 2014 increased to $33.2 million, compared to $28.9 million at the same time in 2013. Increases in noninterest expenses were primarily the result of the acquisition of Prosperity Bank during the fourth quarter of 2013 and additional expenses related to increases in mortgage volume. Salaries and employee benefits increased from $13.8 million in the first quarter of 2013 to $17.4 million in the first quarter of 2014. Occupancy and equipment expense increased during the quarter from $2.9 million in the first quarter of 2013 to $4.1 million in the first quarter of 2014. Total data processing and telecommunications expense in the first quarter of 2014 was $3.5 million, compared to $2.6 million in the first quarter of 2013. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $2.2 million in the first quarter of 2014, compared to $4.8 million in the first quarter of 2013 due to improved economic conditions.

Income taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2014, the Company reported income tax expense of $3.9 million, compared to $2.6 million in the same period of 2013. The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 32.0% and 33.0%, respectively.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2014, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2014, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
March 31, 2014:
U.S. government agencies	$14,948	$14,145	1.85%	5.56	$—
State, county and municipal securities	$110,331	$111,574	3.61%	5.34	$4,566
Corporate debt securities	$10,307	$10,383	6.52%	7.23	$—
Mortgage-backed securities	$319,216	$320,611	2.58%	4.05	$51,282

Total debt securities	$454,802	$456,713	3.53%	4.48	$55,848

March 31, 2013:
U.S. government agencies	$5,000	$5,015	1.50%	0.82	$5,000
State, county and municipal securities	$110,628	$115,532	3.77%	5.75	$8,698
Corporate debt securities	$10,542	$10,297	6.63%	7.42	$—
Mortgage-backed securities	$188,492	$193,185	2.44%	3.41	$42,921

Total debt securities	$314,662	$324,029	3.04%	4.33	$56,619

Loans and Allowance for Loan Losses

At March 31, 2014, gross loans outstanding (including purchased non-covered and covered loans and mortgage loans held for sale) were $2.56 billion, a slight increase compared to the $2.52 billion reported at December 31, 2013. Mortgage loans held for sale decreased from $67.3 million at December 31, 2013 to $51.7 million at March 31, 2014. Legacy loans (excluding purchased non-covered and covered loans) increased $76.9 million, from $1.62 billion at December 31, 2013 to $1.70 billion at March 31, 2014. Purchased non-covered loans decreased $11.5 million, from $448.8 million at December 31, 2013 to $437.3 million at March 31, 2014. Covered loans decreased $17.5 million, from $390.2 million at December 31, 2013 to $372.7 million at March 31, 2014.

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

For the three month period ended March 31, 2014, the Company recorded net charge-offs totaling $1.1 million, compared to $2.8 million for the period ended March 31, 2013. The provision for loan losses for the three months ended March 31, 2014 decreased to $1.5 million, compared to $2.6 million during the three month period ended March 31, 2013. At the end of the first quarter of 2014, the allowance for loan losses totaled $22.7 million, or 1.34% of total loans, compared to $22.4 million, or 1.38% of total loans, at December 31, 2013 and $23.4 million, or 1.57% of total loans, at March 31, 2013.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2014 and March 31, 2013:

(Dollars in Thousands)	March 31, 2014	March 31, 2013
Balance of allowance for loan losses at beginning of period	$22,377	$23,593
Provision charged to operating expense	1,501	2,603
Charge-offs:
Commercial, financial and agricultural	743	410
Real estate – residential	181	779
Real estate – commercial and farmland	533	1,025
Real estate – construction and development	65	655
Consumer installment	84	167
Other	—	—

Total charge-offs	1,606	3,036

Recoveries:
Commercial, financial and agricultural	49	84
Real estate – residential	83	85
Real estate – commercial and farmland	143	3
Real estate – construction and development	108	2
Consumer installment	89	48
Other	—	—

Total recoveries	472	222

Net charge-offs	1,134	2,814

Balance of allowance for loan losses at end of period	$22,744	$23,382

Net annualized charge-offs as a percentage of average loans	0.27%	0.76%
Allowance for loan losses as a percentage of loans at end of period	1.34%	1.57%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $372.7 million, $390.2 million and $460.7 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. OREO that is covered by the loss- sharing agreements with the FDIC totaled $42.6 million, $45.9 million and $77.9 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at March 31, 2014, December 31, 2013 and March 31, 2013 was $53.2 million, $65.4 million and $161.0 million, respectively.

The Company recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company is confident in its estimation of credit risk and its adjustments to the carrying balances of the acquired loans. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the three months ended March 31, 2014, the year ended December 31, 2013 and the three months ended March 31, 2013, the Company recorded provision for loan loss expense of $225,000, $1.5 million and $320,000, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial, financial and agricultural	$24,813	$26,550	$28,568
Real estate – construction and development	41,434	43,179	57,114
Real estate – commercial and farmland	214,649	224,451	260,159
Real estate – residential	91,372	95,173	113,668
Consumer installment	426	884	1,215

	$372,694	$390,237	$460,724

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

At March 31, 2014, nonaccrual legacy loans (excluding purchased non-covered and covered loans) totaled $26.7 million, a decrease of approximately $2.5 million since December 31, 2013. This decrease in nonaccrual loans is due to the sale of problem assets during the first quarter of 2014 and a slowdown in the formation of new problem credits At March 31, 2014, nonaccrual purchased non-covered loans totaled $15.3 million, an increase of approximately $8.7 million since December 31, 2013. This increase in nonaccrual purchased non-covered loans is caused by the Company downgrading certain assets acquired with the acquisition of Prosperity Bank in an effort to force borrower actions on assets that were well collateralized. Non-performing assets as a percentage of total assets were 2.29%, 2.00% and 2.72% at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Non-performing assets at March 31, 2014, December 31, 2013 and March 31, 2013 were as follows:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Total nonaccrual loans (excluding purchased non-covered and covered loans)	$26,729	$29,203	$37,476
Nonaccrual purchased non-covered loans	15,318	6,659	—
Accruing loans delinquent 90 days or more	—	—	—
Foreclosed assets (excluding purchased assets)l	33,839	33,351	40,434
Purchased, non-covered other real estate owned	3,864	4,276	—

Total non-performing assets	$79,750	$73,489	$77,910

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of accruing troubled debt restructurings by loan class (excluding purchased non-covered and covered loans) at March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31,2014		December 31,2013		March 31, 2013
	(in thousands)
Loan class:	#	Balance	#	Balance	#	Balance
Commercial, financial & agricultural	4	$711	4	$515	5	$799
Real estate – construction & development	11	1,953	8	1,896	5	1,883
Real estate – commercial & farmland	19	8,733	17	6,913	16	8,878
Real estate – residential	35	7,364	37	7,818	26	6,953
Consumer installment	11	87	6	72	—	—

Total	80	$18,848	72	$17,214	52	$18,513

The following table presents the amount of accruing troubled debt restructurings by loan class of purchased non-covered loans at March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31,2014		December 31,2013		March 31, 2013
	(in thousands)
Loan class:	#	Balance	#	Balance	#	Balance
Commercial, financial & agricultural	—	$—	—	$—	—	$—
Real estate – construction & development	7	2,443	10	3,364	—	—
Real estate – commercial & farmland	2	961	3	1,228	—	—
Real estate – residential	12	1,779	8	1,321	—	—
Consumer installment	1	8	3	25	—	—

Total	22	$5,191	24	$5,938	—	$—

The following table presents the amount of accruing troubled debt restructurings by loan class of covered loans at March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31,2014		December 31,2013		March 31, 2013
	(in thousands)
Loan class:	#	Balance	#	Balance	#	Balance
Commercial, financial & agricultural	1	$14	1	$13	1	$36
Real estate – construction & development	3	3,254	3	3,256	8	5,022
Real estate – commercial & farmland	14	7,461	13	7,255	13	6,438
Real estate – residential	85	12,046	83	11,719	53	8,266
Consumer installment	—	—	—	—	—	—

Total	103	$22,775	100	$22,243	75	$19,762

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

As of March 31, 2014, the Company exhibited a concentration in CRE loans based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2014 and December 31, 2013. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased non-covered and covered loans.

(Dollars in Thousands)	March 31, 2014		December 31, 2013
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$222,797	9%	$220,726	9%
Multi-family loans	72,926	3%	67,607	3%
Nonfarm non-residential loans	1,152,234	46%	1,145,065	46%

Total CRE Loans	$1,447,957	58%	$1,433,398	58%
All other loan types	1,057,388	42%	1,024,046	42%

Total Loans	$2,505,345	100%	$2,457,444	100%

The following table outlines the percent of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of March 31, 2014 and December 31, 2013.

	Internal Limit	March 31, 2014	December 31, 2013
		Actual	Actual
Construction and development	100%	74%	70%
Commercial real estate	300%	251%	232%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At March 31, 2014, the Company’s short-term investments were $48.7 million, compared to $205.0 million and $81.2 million at December 31, 2013 and March 31, 2013, respectively. At March 31, 2014, all of the balance was comprised of interest-bearing balances, the majority of which were at the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company had a cash flow hedge with a notional amount of $37.1 million at March 31, 2014, December 31, 2013 and March 31, 2013 for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate. The fair value of these instruments amounted to a liability of approximately $675,000, $370,000 and $2.6 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Company also had forward contracts with a fair value of approximately $1.7 million, $1.2 million and $1.6 million at March 31, 2014, December 31, 2013, and March 31, 2014 respectively, to hedge changes in the value of the mortgage inventory due to changes in market interest rates. No hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

As of March 31, 2014, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at March 31, 2014, December 31, 2013 and March 31, 2013.

	March 31, 2014	December 31, 2013	March 31, 2013
Leverage Ratio (tier 1 capital to average assets)
Consolidated	8.91%	11.33%	10.93%
Ameris Bank	9.43	11.93	10.88
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	13.30	14.35	17.49
Ameris Bank	14.09	15.06	17.43
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	14.28	15.32	18.74
Ameris Bank	15.06	16.03	18.68

Capital Purchase Program

On November 21, 2008, the Company, pursuant to the Capital Purchase Program established in connection with the Troubled Asset Relief Program, issued and sold to the U.S. Treasury, for an aggregate cash purchase price of $52 million, (i) 52,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 679,443 shares of our common stock at an exercise price of $11.48 per share. On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering. On August 22, 2012, the Company repurchased the Warrant from the Treasury for $2.67 million. In December 2012, the Company repurchased 24,000 outstanding Preferred Shares, and in March 2014, the Company redeemed the remaining 28,000 outstanding Preferred Shares.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2014 and December 31, 2013, there were $59.7 million and $194.6 million, respectively, outstanding borrowings with the Company’s correspondent banks. There were no outstanding borrowings with the Company’s correspondent banks at March 31, 2013.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment securities available for sale to total deposits	15.17%	16.21%	12.78%	12.94%	13.01%
Loans (net of unearned income) to total deposits	83.22%	81.94%	82.14%	81.84%	78.45%
Interest-earning assets to total assets	87.80%	87.68%	87.38%	86.23%	83.90%
Interest-bearing deposits to total deposits	76.79%	77.71%	80.54%	80.54%	80.28%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2014 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At March 31, 2014, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. The Company also had forward contracts with a fair value of approximately $1.7 million at March 31, 2014 to hedge changes in the value of the mortgage inventory due to changes in market interest rates. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended March 31, 2014, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report with respect to the period covered by this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

AMERIS BANCORP
Date: May 9, 2014
/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President and Chief Financial Officer
(duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of March 10, 2014 by and between Ameris Bancorp and Coastal Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 11, 2014).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended March 31, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.