Form 10-Q
period 2014-06-30
Ameris Bancorp
filed 2014-08-08
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 26,738,438 shares of Common Stock outstanding as of July 30, 2014.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30, 2014	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$80,986	$62,955	$50,343
Federal funds sold and interest-bearing accounts	44,800	204,984	43,904
Investment securities available for sale, at fair value	535,630	486,235	316,168
Other investments	10,971	16,828	7,764
Mortgage loans held for sale	81,491	67,278	62,580

Loans, net of unearned income	1,770,059	1,618,454	1,555,827
Purchased loans not covered by FDIC loss share agreements (“purchased non-covered loans”)	702,131	448,753	—
Purchased loans covered by FDIC loss share agreements (“covered loans”)	331,250	390,237	443,517
Less: allowance for loan losses related to non-purchased loans	(22,254)	(22,377)	(24,217)

Loans, net	2,781,186	2,435,067	1,975,127

Other real estate owned, net	35,373	33,351	39,885
Purchased, non-covered other real estate owned, net	16,598	4,276	—
Covered other real estate owned, net	38,426	45,893	62,178

Total other real estate owned, net	90,397	83,520	102,063

Premises and equipment, net	99,495	103,188	70,167
FDIC loss-share receivable	49,180	65,441	105,513
Other intangible assets, net	9,812	6,009	2,318
Goodwill	58,903	35,049	956
Cash value of bank owned life insurance	57,864	49,432	47,495
Other assets	72,420	51,663	24,277

Total assets	$3,973,135	$3,667,649	$2,808,675

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$790,798	$668,531	$475,445
Interest-bearing	2,598,237	2,330,700	1,967,658

Total deposits	3,389,035	2,999,231	2,443,103
Securities sold under agreements to repurchase	51,109	83,516	19,142
Other borrowings	100,293	194,572	—
Other liabilities	24,457	18,165	16,384
Subordinated deferrable interest debentures	64,842	55,466	42,269

Total liabilities	3,629,736	3,350,950	2,520,898

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0, 28,000 and 28,000 shares issued and outstanding	—	28,000	27,845
Common stock, par value $1; 100,000,000 shares authorized; 28,155,317; 26,461,769 and 25,257,669 issued	28,155	26,462	25,258
Capital surplus	223,888	189,722	165,484
Retained earnings	98,847	83,991	76,790
Accumulated other comprehensive income (loss)	4,123	(294)	3,582
Treasury stock, at cost, 1,383,496; 1,363,342 and 1,363,342 shares	(11,614)	(11,182)	(11,182)

Total stockholders’ equity	343,399	316,699	287,777

Total liabilities and stockholders’ equity	$3,973,135	$3,667,649	$2,808,675

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$35,297	$29,859	$69,766	$58,575
Interest on taxable securities	2,953	1,719	5,938	3,416
Interest on nontaxable securities	312	344	647	719
Interest on deposits in other banks and federal funds sold	45	29	129	114

Total interest income	38,607	31,951	76,480	62,824

Interest expense
Interest on deposits	2,205	2,083	4,388	4,309
Interest on other borrowings	1,138	392	2,344	701

Total interest expense	3,343	2,475	6,732	5,010

Net interest income	35,264	29,476	69,748	57,814
Provision for loan losses	1,365	4,165	3,091	7,088

Net interest income after provision for loan losses	33,899	25,311	66,657	50,726

Noninterest income
Service charges on deposit accounts	5,847	4,695	11,433	9,532
Mortgage banking activity	7,002	5,001	12,166	9,465
Other service charges, commissions and fees	662	617	1,314	946
Gain (loss) on sale of securities	—	(1)	6	171
Other noninterest income	2,308	1,072	3,654	2,630

Total noninterest income	15,819	11,384	28,573	22,744

Noninterest expense
Salaries and employee benefits	16,942	13,381	34,336	27,187
Occupancy and equipment	4,071	2,978	8,135	5,909
Advertising and marketing expenses	718	327	1,428	582
Amortization of intangible assets	437	358	970	722
Data processing and telecommunications expenses	3,940	2,836	7,394	5,406
Other noninterest expenses	11,210	6,808	18,294	15,766

Total noninterest expense	37,318	26,688	70,557	55,572

Income before income tax expense	12,400	10,007	24,673	17,898
Income tax expense	4,270	3,329	8,193	5,935

Net income	8,130	6,678	16,480	11,963
Less preferred stock dividends and discount accretion	—	442	286	883

Net income available to common shareholders	$8,130	$6,236	$16,194	$11,080

Other comprehensive income (loss)
Unrealized holding gain (loss) arising during period on investment securities available for sale, net of tax	2,121	(3,689)	5,059	(4,118)
Reclassification adjustment for losses (gains) included in earnings, net of tax	—	1	(4)	(111)
Unrealized gain (loss) on cash flow hedges arising during period, net of tax	(372)	995	(638)	1,204

Other comprehensive income (loss)	1,749	(2,693)	4,417	(3,025)

Total comprehensive income	$9,879	$3,985	$20,897	$8,938

Basic earnings per common share	$0.32	$0.26	$0.64	$0.46

Diluted earnings per common share	$0.32	$0.26	$0.63	$0.46

Dividends declared per common share	$0.05	$—	$0.05	$—

Weighted average common shares outstanding
Basic	25,181	23,879	25,163	23,873
Diluted	25,572	24,288	25,552	24,282

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands, except per share data)

(Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Issued at beginning of period	28,000	$28,000	28,000	$27,662
Repurchase of preferred stock	(28,000)	(28,000)	—	183
Accretion of fair value of warrant	—	—	—	183

Issued at end of period	—	$—	28,000	$27,845

COMMON STOCK
Issued at beginning of period	26,461,769	$26,462	25,154,818	$25,155
Issuance of restricted shares	68,047	68	83,400	83
Issuance of common stock	1,598,987	1,599	—	—
Cancellation of restricted shares	—	—	(1,000)	(1)
Proceeds from exercise of stock options	26,514	26	20,451	21

Issued at end of period	28,155,317	$28,155	25,257,669	$25,258

CAPITAL SURPLUS
Balance at beginning of period		$189,722		$164,949
Stock-based compensation		1,012		395
Issuance of common stock		32,875		—
Proceeds from exercise of stock options		347		222
Issuance of restricted shares		(68)		(83)
Cancellation of restricted shares		—		1

Balance at end of period		$223,888		$165,484

RETAINED EARNINGS
Balance at beginning of period		$83,991		$65,710
Net income		16,480		11,963
Cash dividends declared, $0.05 per share		(1,338)		—
Dividends on preferred shares		(286)		(700)
Accretion of fair value of warrant		—		(183)

Balance at end of period		$98,847		$76,790

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$(294)		$6,607
Other comprehensive income (loss)		4,417		(3,025)

Balance at end of period		$4,123		$3,582

TREASURY STOCK
Balance at beginning of period	(1,363,342)	$(11,182)	(1,355,050)	$(11,066)
Purchase of treasury shares	(20,154)	(432)	(8,292)	(116)

Balance at end of period	(1,383,496)	$(11,614)	(1,363,342)	$(11,182)

TOTAL STOCKHOLDERS’ EQUITY		$343,399		$287,777

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,480	$11,963
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	3,709	2,468
Stock based compensation expense	1,012	395
Net (gains)/losses on sale or disposal of premises and equipment	1	(221)
Net losses or write-downs on sale of other real estate owned	1,985	3,599
Provision for loan losses	3,091	7,088
Accretion of covered loans	(15,432)	(25,841)
Accretion of purchased non-covered loans	(3,153)	—
Accretion of FDIC loss-share receivable, net of amortization of FDIC clawback payable	5,685	8,607
Increase in cash surrender value of BOLI	(620)	(565)
Amortization of intangible assets	970	722
Net amortization of investment securities available for sale	1,525	1,785
Net change in mortgage loans held for sale	(6,925)	(13,794)
Net gains on securities available for sale	(6)	(171)
Change attributable to other operating activities	7,585	12,210

Net cash provided by operating activities	15,907	8,245

Cash flows from investing activities, net of effect of business combinations:
Net increase in federal funds sold and interest-bearing deposits	176,107	149,773
Proceeds from maturities of s ecurities available for sale	22,493	32,072
Purchase of securities available for sale	(68,632)	(41,722)
Proceeds from sales of securities available for sale	69,768	31,340
Purchase of bank owned life insurance	—	(30,000)
Net increase in loans, excluding purchased non-covered and covered loans	(160,626)	(116,430)
Payments received on purchased non-covered loans	27,791	—
Payments received on covered loans	64,743	65,971
Payments received from FDIC under loss share agreements	10,576	45,604
Proceeds from sales of other real estate owned	17,420	38,534
Decrease in restricted equity securities, net	6,832	—
Proceeds from sales of premises and equipment	56	1,928
Purchases of premises and equipment	(2,223)	(2,117)
Net cash proceeds received from acquisitions	1,099	—

Net cash provided by investing activities	165,404	174,953

Cash flows from financing activities, net of effect of business combinations:
Net increase/(decrease) in deposits	20,780	(181,560)
Net decrease in securities sold under agreements to repurchase	(37,835)	(30,978)
Repayment of other borrowings	(174,005)	—
Proceeds from other borrowings	57,463	—
Redemption of preferred stock	(28,000)	—
Dividends paid - preferred stock	(286)	(700)
Dividends paid - common stock	(1,338)	—
Purchase of treasury shares	(432)	(116)
Proceeds from exercise of stock options	373	243

Net cash used in financing activities	(163,280)	(213,111)

Net increase (decrease) in cash and due from banks	18,031	(29,913)
Cash and due from banks at beginning of period	62,955	80,256

Cash and due from banks at end of period	$80,986	$50,343

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the period for:
Interest	$6,740	$5,371
Income taxes	$5,583	$8,356
Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$6,400	$5,564
Purchased non-covered loans transferred to other real estate owned	$1,425	$—
Covered loans transferred to other real estate owned	$9,083	$23,275
Issuance of common stock in acquisitions	$34,474	$—

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2014, the Bank operated 74 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within the Company’s established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of their his or her market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Newly Issued Accounting Pronouncements

ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective prospectively, for annual and interim periods, beginning after December 15, 2016. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

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

NOTE 2 – BUSINESS COMBINATIONS

On June 30, 2014, the Company completed its acquisition of The Coastal Bankshares, Inc. (“Coastal”), a bank holding company headquartered in Savannah, Georgia. Upon consummation of the acquisition, Coastal was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Coastal’s wholly owned banking subsidiary, The Coastal Bank, was also merged with and into the Bank. The acquisition grew the Company’s existing market presence, as Coastal Bank had a total of six banking locations in Chatham, Liberty and Effingham Counties, Georgia. Coastal’s common shareholders received 0.4671 of a share of the Company’s common stock in exchange for each share of Coastal’s common stock. As a result, the Company issued 1,598,987 common shares at a fair value of $34.5 million and paid $2.8 million cash in exchange for outstanding warrants.

The acquisition of Coastal was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Management continues to evaluate fair value adjustments related to loans, other real estate owned and deferred tax assets. Management is in the process of estimating the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate will also reflect acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to section 382 limitations. Accordingly, as of the date of acquisition, the Company has not established a deferred tax asset, as management is still performing its assessment of the realization of the benefits from the settlement or recovery of certain of these acquired assets and net operating losses are expected to be subject to section 382 limitations.

The following table presents the assets acquired and liabilities of Coastal assumed as of June 30, 2014 and their initial fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by Coastal	Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$3,895	$—		$3,895
Federal funds sold and interest-bearing balances	15,923	—		15,923
Investment securities	67,266	(500	)(a)	66,766
Other investments	975	—		975
Mortgage loans held for sale	7,288	—		7,288
Loans	296,141	(16,700	)(b)	279,441
Less allowance for loan losses	(3,218)	3,218	(c)	—

Loans, net	292,923	(13,482)		279,441
Other real estate owned	14,992	(3,528	)(d)	11,464
Premises and equipment	11,882	—		11,882
Intangible assets	507	4,266	(e)	4,773
Other assets	22,710	—		22,710

Total assets	$438,361	$(13,244)		$425,117

Liabilities
Deposits:
Noninterest-bearing	$80,012	$—		$80,012
Interest-bearing	289,012	—		289,012

Total deposits	369,024	—		369,024
Federal funds purchased and securities sold under agreements to repurchase	5,428	—		5,428
Other borrowings	22,005	—		22,005
Other liabilities	6,192	—		6,192
Subordinated deferrable interest debentures	15,465	(6,413	)(f)	9,052

Total liabilities	418,114	(6,413)		411,701

Net identifiable assets acquired over (under) liabilities assumed	20,247	(6,831)		13,416
Goodwill	—	23,854		23,854

Net assets acquired over (under) liabilities assumed	$20,247	$17,023		$37,270

Consideration:
Ameris Bancorp common shares issued	1,598,987
Purchase price per share of the Company’s common stock	$21.56

Company common stock issued	34,474
Cash exchanged for shares	2,796

Fair value of total consideration transferred	$37,270

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
(c)	Adjustment reflects the elimination of Coastal’s allowance for loan losses.
(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.
(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.
(f)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

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

The following table presents the assets acquired and liabilities of Prosperity assumed as of December 23, 2013 and their initial fair value estimates:

(Dollars in Thousands)	As Recorded by Prosperity	Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$4,285	$—		$4,285
Federal funds sold and interest-bearing balances	21,687	—		21,687
Investment securities	151,863	411	(a)	152,274
Other investments	8,727	—		8,727
Loans	487,358	(37,662	)(b)	449,696
Less allowance for loan losses	(6,811)	6,811	(c)	—

Loans, net	480,547	(30,851)		449,696
Other real estate owned	6,883	(1,260	)(d)	5,623
Premises and equipment	36,293	—		36,293
Intangible assets	174	4,383	(e)	4,557
Other assets	26,600	1,192	(f)	27,792

Total assets	$737,059	$(26,125)		$710,934

Liabilities
Deposits:
Noninterest-bearing	$149,242	$—		$149,242
Interest-bearing	324,441	—		324,441

Total deposits	473,683	—		473,683
Federal funds purchased and securities sold under agreements to repurchase	21,530	—		21,530
Other borrowings	185,000	12,313	(g)	197,313
Other liabilities	14,058	455	(h)	14,513
Subordinated deferrable interest debentures	29,500	(16,303	)(i)	13,197

Total liabilities	723,771	(3,535)		720,236

Net identifiable assets acquired over (under) liabilities assumed	13,288	(22,590)		(9,302)
Goodwill	—	34,093		34,093

Net assets acquired over (under) liabilities assumed	$13,288	$11,503		$24,791

Consideration:
Ameris Bancorp common shares issued	1,168,918
Purchase price per share of the Company’s common stock	$21.07

Company common stock issued	24,629
Cash exchanged for shares	162

Fair value of total consideration transferred	$24,791

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.
(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
(c)	Adjustment reflects the elimination of Prosperity’s allowance for loan losses.
(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.
(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.
(f)	Adjustment reflects the adjustment to write-off the non-realizable portion of Prosperity’s deferred tax asset of ($6.644 million), to record the deferred tax asset generated by purchase accounting adjustments of $8.435 million and to record the fair value adjustment of other assets of ($0.599 million) at the acquisition date.
(g)	Adjustment reflects the fair value adjustment (premium) to the FHLB borrowings of $12.741 million and the fair value adjustment to the subordinated debt of $0.428 million.
(h)	Adjustment reflects the fair value adjustment of other liabilities at the acquisition date.
(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

On the dates of acquisition, the Company estimated the future cash flows on each individual loan and made the necessary adjustments to reflect the asset at fair value. At each quarter end subsequent to the acquisition dates, the Company revises the estimates of future cash flows based on current information and makes the necessary adjustments to carrying value. The adjustments are performed on a loan-by-loan basis. No adjustments have been made for the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013.

A rollforward of purchased non-covered loans with deterioration of credit quality for the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013 is shown below:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Balance, January 1	$67,165	$—	$—
Charge-offs, net of recoveries	(2,218)	—	—
Additions due to acquisitions	29,280	67,165	—
Other (loan payments, transfers, etc.)	(970)	—	—

Ending balance	$93,257	$67,165	$—

A rollforward of purchased non-covered loans without deterioration of credit quality for the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013 is shown below:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Balance, January 1	$381,588	$—	$—
Additions due to acquisitions	249,520	382,531	—
Loan payments, transfers, etc.	(22,234)	(943)	—

Ending balance	$608,874	$381,588	$—

The following is a summary of changes in the accretable discounts of purchased non-covered loans during the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Balance, January 1	$26,189	$—	$—
Additions due to acquisitions	7,799	26,189	—
Accretion	(3,153)	—	—
Other activity, net	1,486	—	—

Ending balance	$32,321	$26,189	$—

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

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2014, December 31, 2013 and June 30, 2013 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2014:
U. S. government agencies	$14,950	$—	$(505)	$14,445
State, county and municipal securities	143,507	3,136	(863)	145,780
Corporate debt securities	10,805	284	(131)	10,958
Mortgage-backed securities	361,194	5,435	(2,182)	364,447

Total securities	$530,456	$8,855	$(3,681)	$535,630

December 31, 2013:
U. S. government agencies	$14,947	$—	$(1,021)	$13,926
State, county and municipal securities	112,659	2,269	(2,174)	112,754
Corporate debt securities	10,311	275	(261)	10,325
Collateralized debt obligations	1,480	—	—	1,480
Mortgage-backed securities	349,441	2,347	(4,038)	347,750

Total securities	$488,838	$4,891	$(7,494)	$486,235

June 30, 2013:
U. S. government agencies	$14,944	$—	$(609)	$14,335
State, county and municipal securities	109,793	3,708	(742)	112,759
Corporate debt securities	10,543	311	(764)	10,090
Mortgage-backed securities	177,196	3,824	(2,036)	178,984

Total securities	$312,476	$7,843	$(4,151)	$316,168

The amortized cost and fair value of available-for-sale securities at June 30, 2014 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$5,055	$5,123
Due from one year to five years	41,290	42,911
Due from five to ten years	66,456	66,794
Due after ten years	56,461	56,355
Mortgage-backed securities	361,194	364,447

	$530,456	$535,630

Securities with a carrying value of approximately $228.3 million serve as collateral to secure public deposits and for other purposes required or permitted by law at June 30, 2014, compared to $399.0 million and $224.5 million at December 31, 2013 and June 30, 2013, respectively.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2014, December 31, 2013 and June 30, 2013.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
June 30, 2014:
U. S. government agencies	$—	$—	$14,445	$(505)	$14,445	$(505)
State, county and municipal securities	4,088	(35)	29,203	(828)	33,291	(863)
Corporate debt securities	—	—	4,945	(131)	4,945	(131)
Mortgage-backed securities	25,107	(65)	51,039	(2,117)	76,146	(2,182)

Total temporarily impaired securities	$29,195	$(100)	$99,632	$(3,581)	$128,827	$(3,681)

December 31, 2013:
U. S. government agencies	$13,926	$(1,021)	$—	$—	$13,926	$(1,021)
State, county and municipal securities	47,401	(1,882)	3,794	(292)	51,195	(2,174)
Corporate debt securities	—	—	4,826	(261)	4,826	(261)
Collateralized debt obligations	—	—	—	—	—	—
Mortgage-backed securities	94,989	(2,493)	23,388	(1,545)	118,377	(4,038)

Total temporarily impaired securities	$156,316	$(5,396)	$32,008	$(2,098)	$188,324	$(7,494)

June 30, 2013:
U. S. government agencies	$14,335	$(609)	$—	$—	$14,335	$(609)
State, county and municipal securities	36,268	(726)	497	(16)	36,765	(742)
Corporate debt securities	—	—	4,333	(764)	4,333	(764)
Mortgage-backed securities	68,031	(2,036)	925	—	68,956	(2,036)

Total temporarily impaired securities	$118,634	$(3,371)	$5,755	$(780)	$124,389	$(4,151)

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2014, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2014, these investments are not considered impaired on an other-than-temporary basis.

At December 31, 2013 and 2012, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the six months ended June 30, 2014, year ended December 31, 2013 and six months ended June 30, 2013:

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Gross gains on sales of securities	$8	$353	$353
Gross losses on sales of securities	(2)	(182)	(182)

Net realized gains on sales of securities available for sale	$6	$171	$171

Sales proceeds	$69,768	$36,669	$31,340

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial and agricultural	$304,588	$244,373	$208,424
Real estate – construction and development	149,346	146,371	134,607
Real estate – commercial and farmland	850,000	808,323	788,654
Real estate – residential	422,731	366,882	357,685
Consumer installment	31,902	34,249	36,923
Other	11,492	18,256	29,534

	$1,770,059	$1,618,454	$1,555,827

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the FDIC. Purchased non-covered loans totaling $702.1 million and $448.8 million at June 30, 2014 and December 31, 2013, respectively, are not included in the above schedule. There were no purchased non-covered loans at June 30, 2013.

Purchased non-covered loans are shown below according to major loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial and agricultural	$41,583	$32,141	$—
Real estate – construction and development	64,084	31,176	—
Real estate – commercial and farmland	311,748	179,898	—
Real estate – residential	278,451	200,851	—
Consumer installment	6,265	4,687	—

	$702,131	$448,753	$—

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $331.3 million, $390.2 million and $443.5 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial and agricultural	$25,209	$26,550	$27,371
Real estate – construction and development	31,600	43,179	52,972
Real estate – commercial and farmland	188,643	224,451	255,102
Real estate – residential	85,518	95,173	107,107
Consumer installment	280	884	965

	$331,250	$390,237	$443,517

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged against interest income. Interest payments on nonaccrual loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial and agricultural	$1,596	$4,103	$4,326
Real estate – construction and development	3,452	3,971	5,448
Real estate – commercial and farmland	8,831	8,566	8,963
Real estate – residential	7,795	12,152	12,423
Consumer installment	437	411	651

	$22,111	$29,203	$31,811

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial and agricultural	$143	$11	$—
Real estate – construction and development	2,273	325	—
Real estate – commercial and farmland	6,647	1,653	—
Real estate – residential	6,658	4,658	—
Consumer installment	49	12	—

	$15,770	$6,659	$—

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial and agricultural	$12,254	$7,257	$8,729
Real estate – construction and development	8,028	14,781	17,039
Real estate – commercial and farmland	17,027	33,495	47,427
Real estate – residential	8,702	13,278	15,459
Consumer installment	127	341	285

	$46,138	$69,152	$88,939

The following table presents an aging analysis of loans, excluding purchased non-covered and covered past due loans as of June 30, 2014, December 31, 2013 and June 30, 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$1,180	$966	$1,077	$3,223	$301,365	$304,588	$—
Real estate – construction & development	3,942	296	3,449	7,687	141,659	149,346	—
Real estate – commercial & farmland	4,622	1,860	7,404	13,886	836,114	850,000	—
Real estate – residential	5,806	3,829	7,197	16,832	405,899	422,731	—
Consumer installment loans	345	176	310	831	31,071	31,902	—
Other	—	—	—	—	11,492	11,492	—

Total	$15,895	$7,127	$19,437	$42,459	$1,727,600	$1,770,059	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$10,893	$272	$4,081	$15,246	$229,127	$244,373	$—
Real estate – construction & development	1,026	69	3,935	5,030	141,341	146,371	—
Real estate – commercial & farmland	3,981	1,388	7,751	13,120	795,203	808,323	—
Real estate – residential	5,422	1,735	11,587	18,744	348,138	366,882	—
Consumer installment loans	568	197	305	1,070	33,179	34,249	—
Other	—	—	—	—	18,256	18,256	—

Total	$21,890	$3,661	$27,659	$53,210	$1,565,244	$1,618,454	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2013:
Commercial, financial & agricultural	$1,449	$502	$4,013	$5,964	$202,460	$208,424	$—
Real estate – construction & development	1,638	104	5,418	7,160	127,447	134,607	—
Real estate – commercial & farmland	5,392	1,580	5,333	12,305	776,349	788,654	—
Real estate – residential	4,735	5,256	11,745	21,736	335,949	357,685	—
Consumer installment loans	432	175	548	1,155	35,768	36,923	—
Other	—	—	—	—	29,534	29,534	—

Total	$13,646	$7,617	$27,057	$48,320	$1,507,507	$1,555,827	$—

The following table presents an aging analysis of purchased non-covered past due loans based on the recorded basis as of June 30, 2014 and December 31, 2013. There were no purchased non-covered loans as of June 30, 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$137	$26	$143	$306	$41,277	$41,583	$—
Real estate – construction & development	712	168	2,165	3,045	61,039	64,084	—
Real estate – commercial & farmland	1,263	1,605	6,647	9,515	302,233	311,748	—
Real estate – residential	6,952	983	6,144	14,079	264,372	278,451	—
Consumer installment loans	23	29	47	99	6,166	6,265	—

Total	$9,087	$2,811	$15,146	$27,044	$675,087	$702,131	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$370	$70	$11	$451	$31,690	$32,141	$—
Real estate – construction & development	1,008	89	325	1,422	29,754	31,176	—
Real estate – commercial & farmland	6,851	2,064	1,516	10,431	169,467	179,898	—
Real estate – residential	4,667	1,074	3,428	9,169	191,682	200,851	—
Consumer installment loans	7	17	9	33	4,654	4,687	—

Total	$12,903	$3,314	$5,289	$21,506	$427,247	$448,753	$—

The following table presents an aging analysis of covered loans as of June 30, 2014, December 31, 2013 and June 30, 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$16	$467	$6,909	$7,392	$17,817	$25,209	$—
Real estate – construction & development	551	459	7,708	8,718	22,882	31,600	—
Real estate – commercial & farmland	6,399	139	10,443	16,981	171,662	188,643	—
Real estate – residential	2,490	690	5,939	9,119	76,399	85,518	—
Consumer installment loans	—	49	56	105	175	280	—

Total	$9,456	$1,804	$31,055	$42,315	$288,935	$331,250	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$3,966	$12	$6,165	$10,143	$16,407	$26,550	$—
Real estate – construction & development	843	144	14,055	15,042	28,137	43,179	—
Real estate – commercial & farmland	8,482	4,350	26,428	39,260	185,191	224,451	346
Real estate – residential	7,648	1,914	10,244	19,806	75,367	95,173	—
Consumer installment loans	51	14	305	370	514	884	—

Total	$20,990	$6,434	$57,197	$84,621	$305,616	$390,237	$346

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2013:
Commercial, financial & agricultural	$529	$441	$7,333	$8,303	$19,068	$27,371	$63
Real estate – construction & development	2,672	743	15,911	19,326	33,646	52,972	348
Real estate – commercial & farmland	4,020	3,929	41,250	49,199	205,903	255,102	636
Real estate – residential	6,283	772	12,155	19,210	87,897	107,107	60
Consumer installment loans	68	6	255	329	636	965	—

Total	$13,572	$5,891	$76,904	$96,367	$347,150	$443,517	$1,107

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

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Period Ended
	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Nonaccrual loans	$22,111	$29,203	$31,811
Troubled debt restructurings not included above	17,337	17,214	18,015

Total impaired loans	$39,448	$46,417	$49,826

Impaired loans not requiring a related allowance	$—	$—	$—

Impaired loans requiring a related allowance	$39,448	$46,417	$49,826

Allowance related to impaired loans	$3,619	$3,871	$5,072

Average investment in impaired loans	$43,814	$51,721	$54,481

Interest income recognized on impaired loans	$42	$522	$451

Foregone interest income on impaired loans	$23	$418	$172

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of June 30, 2014, December 31, 2013 and June 30, 2013.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$3,398	$—	$1,852	$1,852	$298	$3,397
Real estate – construction & development	9,336	—	5,532	5,532	798	5,811
Real estate – commercial & farmland	19,215	—	16,421	16,421	1,629	16,394
Real estate – residential	18,313	—	15,131	15,131	884	17,698
Consumer installment loans	638	—	512	512	10	514

Total	$50,900	$—	$39,448	$39,448	$3,619	$43,814

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$6,240	$—	$4,618	$4,618	$435	$4,844
Real estate – construction & development	11,363	—	5,867	5,867	512	8,341
Real estate – commercial & farmland	18,456	—	15,479	15,479	1,443	17,559
Real estate – residential	24,342	—	19,970	19,970	1,472	20,335
Consumer installment loans	623	—	483	483	9	642

Total	$61,024	$—	$46,417	$46,417	$3,871	$51,721

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2013:
Commercial, financial & agricultural	$7,723	$—	$5,384	$5,384	$1,018	$4,960
Real estate – construction & development	15,324	—	7,394	7,394	687	9,894
Real estate – commercial & farmland	19,759	—	16,491	16,491	1,657	18,692
Real estate – residential	23,373	—	19,893	19,893	1,692	20,178
Consumer installment loans	808	—	664	664	18	757

Total	$66,987	$—	$49,826	$49,826	$5,072	$54,481

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Period Ended
	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Nonaccrual loans	$15,770	$6,659	$—
Troubled debt restructurings not included above	—	—	—

Total impaired loans	$15,770	$6,659	$—

Impaired loans not requiring a related allowance	$15,770	$6,659	$—

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$12,582	$128	$—

Interest income recognized on impaired loans	$16	$—	$—

Foregone interest income on impaired loans	$158	$—	$—

The following table presents an analysis of information pertaining to impaired purchased non-covered loans as of June 30, 2014 and December 31, 2013. There were no purchased non-covered loans as of June 30, 2013:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$550	$143	$—	$143	$—	$90
Real estate – construction & development	4,649	2,273	—	2,273	—	1,243
Real estate – commercial & farmland	9,848	6,647	—	6,647	—	5,043
Real estate – residential	10,598	6,658	—	6,658	—	6,175
Consumer installment loans	65	49	—	49	—	31

Total	$25,710	$15,770	$—	$15,770	$—	$12,582

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$19	$11	$—	$11	$—	$—
Real estate – construction & development	542	325	—	325	—	6
Real estate – commercial & farmland	2,673	1,653	—	1,653	—	32
Real estate – residential	7,712	4,658	—	4,658	—	90
Consumer installment loans	20	12	—	12	—	—

Total	$10,996	$6,659	$—	$6,659	$—	$128

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Nonaccrual loans	$46,138	$69,152	$88,939
Troubled debt restructurings not included above	9,221	8,409	10,253

Total impaired loans	$55,359	$77,561	$99,192

Impaired loans not requiring a related allowance	$55,359	$77,561	$99,192

Impaired loans requiring a related allowance	$—	$—	$—

Allowance related to impaired loans	$—	$—	$—

Average investment in impaired loans	$70,932	$94,873	$104,473

Interest income recognized on impaired loans	$214	$968	$784

Foregone interest income on impaired loans	$94	$330	$242

The following table presents an analysis of information pertaining to impaired covered loans as of June 30, 2014, December 31, 2013 and June 30, 2013:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$14,617	$12,254	$—	$12,254	$—	$10,525
Real estate – construction & development	9,780	8,028	—	8,028	—	13,380
Real estate – commercial & farmland	21,236	18,093	—	18,093	—	27,174
Real estate – residential	18,662	16,857	—	16,857	—	19,641
Consumer installment loans	161	127	—	127	—	212

Total	$64,456	$55,359	$—	$55,359	$—	$70,932

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$9,598	$7,257	$—	$7,257	$—	$8,676
Real estate – construction & development	17,540	14,781	—	14,781	—	17,909
Real estate – commercial & farmland	39,056	34,074	—	34,074	—	44,652
Real estate – residential	24,819	21,108	—	21,108	—	23,332
Consumer installment loans	394	341	—	341	—	304

Total	$91,407	$77,561	$—	$77,561	$—	$94,873

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2013:
Commercial, financial & agricultural	$12,151	$8,769	$—	$8,769	$—	$9,417
Real estate – construction & development	24,044	19,198	—	19,198	—	19,394
Real estate – commercial & farmland	58,538	48,000	—	48,000	—	50,508
Real estate – residential	27,794	22,940	—	22,940	—	24,877
Consumer installment loans	340	285	—	285	—	277

Total	$122,867	$99,192	$—	$99,192	$—	$104,473

Credit Quality Indicators

The Company uses a nine category risk grading system to assign a risk grade to each loan in the portfolio. Every loan is assigned a risk rating, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. Relationships greater than $250,000 are reviewed annually by the Bank’s independent internal loan review department or an independent third party loan review firm. The following is a description of the general characteristics of the grades:

Grade 10 – Prime Credit – This grade represents loans to the Company’s most creditworthy borrowers or loans that are secured by cash or cash equivalents.

Grade 15 – Good Credit – This grade includes loans that exhibit one or more characteristics better than that of a Satisfactory Credit. Generally, the debt service coverage and borrower’s liquidity is materially better than required by the Company’s loan policy.

Grade 20 – Satisfactory Credit – This grade is assigned to loans to borrowers who exhibit satisfactory credit histories, contain acceptable loan structures and demonstrate ability to repay.

Grade 23 – Performing, Under-Collateralized Credit – This grade is assigned to loans that are currently performing and supported by adequate financial information that reflects repayment capacity but exhibit a loan-to-value ratio greater than 110%, based on a documented collateral valuation.

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of June 30, 2014.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$103,726	$—	$255	$505	$6,356	$—	$110,842
15	24,620	4,678	141,846	54,388	1,120	—	226,652
20	102,278	48,008	460,715	226,149	17,714	11,492	866,356
23	123	9,215	9,318	9,479	294	—	28,429
25	65,882	77,973	197,381	103,846	5,281	—	450,363
30	4,004	2,680	12,914	13,568	194	—	33,360
40	3,955	6,792	27,571	14,786	943	—	54,047
50	—	—	—	10	—	—	10
60	—	—	—	—	—	—	—

Total	$304,588	$149,346	$850,000	$422,731	$31,902	$11,492	$1,770,059

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2013.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$66,983	$—	$265	$419	$6,714	$—	$74,381
15	24,789	4,655	147,157	52,335	1,276	—	230,212
20	93,852	45,195	431,790	165,339	18,619	18,256	773,051
23	127	8,343	10,219	12,641	274	—	31,604
25	50,373	78,736	181,645	103,427	6,310	—	420,491
30	2,111	2,876	11,849	13,558	197	—	30,591
40	6,011	6,566	25,398	19,153	859	—	57,987
50	127	—	—	10	—	—	137
60	—	—	—	—	—	—	—

Total	$244,373	$146,371	$808,323	$366,882	$34,249	$18,256	$1,618,454

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of June 30, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$37,173	$—	$298	$498	$6,883	$—	$44,852
15	17,783	4,934	154,369	63,078	1,527	—	241,691
20	82,636	36,654	402,677	137,518	19,586	29,534	708,605
23	108	6,878	9,575	13,104	165	—	29,830
25	60,981	75,273	189,109	110,244	7,497	—	443,104
30	3,154	3,183	12,104	10,666	159	—	29,266
40	5,991	7,685	20,522	22,577	1,104	—	57,879
50	598	—	—	—	—	—	598
60	—	—	—	—	2	—	2

Total	$208,424	$134,607	$788,654	$357,685	$36,923	$29,534	$1,555,827

The following table presents the purchased non-covered loan portfolio by risk grade as of June 30, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$3,494	$—	$—	$293	$557	$—	$4,344
15	4,728	245	14,191	15,839	537	—	35,540
20	11,567	12,905	94,598	64,937	2,683	—	186,690
23	—	—	—	165	—	—	165
25	18,251	42,127	175,427	178,523	2,343	—	416,671
30	3,162	4,722	16,078	8,326	21	—	32,309
40	381	4,085	11,454	10,368	124	—	26,412
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$41,583	$64,084	$311,748	$278,451	$6,265	$—	$702,131

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$1,865	$—	$—	$289	$451	$—	$2,605
15	4,606	7	12,998	16,160	703	—	34,474
20	5,172	3,960	43,802	34,576	1,383	—	88,893
23	—	—	—	—	—	—	—
25	19,638	20,733	102,260	129,923	1,888	—	274,442
30	576	1,760	9,554	10,878	194	—	22,962
40	284	4,716	11,284	9,025	68	—	25,377
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$32,141	$31,176	$179,898	$200,851	$4,687	$—	$448,753

There were no purchased non-covered loans as of June 30, 2013.

The following table presents the covered loan portfolio by risk grade as of June 30, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	2	822	629	—	—	1,453
20	1,133	5,524	33,050	17,143	68	—	56,918
23	124	555	15,528	5,557	—	—	21,764
25	6,569	9,251	94,504	36,507	40	—	146,871
30	4,398	4,802	9,959	8,326	2	—	27,487
40	12,985	11,466	34,780	17,356	170	—	76,757
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$25,209	$31,600	$188,643	$85,518	$280	$—	$331,250

The following table presents the covered loan portfolio by risk grade as of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	16	1,048	638	—	—	1,702
20	2,184	8,549	34,674	21,363	193	—	66,963
23	134	1,085	17,037	4,748	51	—	23,055
25	7,508	9,611	101,657	38,427	235	—	157,438
30	5,125	2,006	21,297	6,979	17	—	35,424
40	11,599	21,912	48,738	23,018	388	—	105,655
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$26,550	$43,179	$224,451	$95,173	$884	$—	$390,237

The following table presents the covered loan portfolio by risk grade as of June 30, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	27	1,571	634	—	—	2,232
20	2,815	10,533	36,360	25,277	231	—	75,216
23	69	1,666	11,323	2,671	—	—	15,729
25	8,469	11,574	118,867	41,408	348	—	180,666
30	1,999	3,505	26,144	9,175	25	—	40,848
40	14,019	25,667	60,837	27,942	361	—	128,826
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$27,371	$52,972	$255,102	$107,107	$965	$—	$443,517

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. Concessions may include interest rate reductions to below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. The Company has exhibited the greatest success for rehabilitation of a loan by a reduction in the rate alone (maintaining the amortization of the debt) or a combination of a rate reduction and the forbearance of previously past due interest or principal. This has most typically been evidenced in certain commercial real estate loans whereby a disruption in the borrower’s cash flow resulted in an extended past due status, of which the borrower was unable to catch up completely as the cash flow of the property ultimately stabilized at a level lower than its original level. A reduction in rate, coupled with a forbearance of unpaid principal and/or interest, allowed the net cash flows to service the debt under the modified terms.

The Company’s policy requires a restructure request to be supported by a current, well-documented credit evaluation of the borrower’s financial condition and a collateral evaluation that is no older than six months from the date of the restructure. Key factors of that evaluation include the documentation of current, recurring cash flows, support provided by the guarantor(s) and the current valuation of the collateral. If the appraisal on file is older than six months, an evaluation must be made as to the continued reasonableness of the valuation. For certain income-producing properties, current rent rolls and/or other income information can be utilized to support the appraisal valuation, when coupled with documented cap rates within our markets and a physical inspection of the collateral to validate the current condition.

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2014 and 2013 totaling $8.4 million and $20.7 million, respectively, under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

As of June 30, 2014, December 31, 2013 and June 30, 2013, the Company had a balance of $21.1 million, $20.9 million and $20.6 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $3.0 million, $2.1 million and $2.0 million in previous charge-offs on such loans at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $398,000, $432,000 and $482,000 at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. At June 30, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings. Troubled debt restructurings with an outstanding balance of $130,218 at December 31, 2013 defaulted during the first six months of 2014 and these defaults did not have a material impact on the Company’s allowance for loan loss.

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at June 30, 2014, December 31, 2013 and June 30, 2013:

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$257	3	$465
Real estate – construction & development	12	2,080	2	32
Real estate – commercial & farmland	19	7,590	4	2,151
Real estate – residential	38	7,335	8	1,044
Consumer installment	14	75	5	51

Total	86	$17,337	22	$3,743

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	17	6,913	4	2,273
Real estate – residential	37	7,818	8	834
Consumer installment	6	72	3	19

Total	72	$17,214	20	$3,683

As of June 30, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$1,059	—	$—
Real estate – construction & development	7	1,946	1	29
Real estate – commercial & farmland	16	7,529	2	1,493
Real estate – residential	30	7,468	6	1,046
Consumer installment	1	13	—	—

Total	61	$18,015	9	$2,568

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2014, December 31, 2013 and June 30, 2013:

As of June 30, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$272	1	$449
Real estate – construction & development	10	2,042	4	69
Real estate – commercial & farmland	20	7,895	3	1,846
Real estate – residential	34	6,582	12	1,798
Consumer installment	14	92	5	35

Total	83	$16,883	25	$4,197

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	16	6,396	5	2,789
Real estate – residential	32	6,699	13	1,953
Consumer installment	7	90	2	2

Total	67	$15,596	25	$5,301

As of June 30, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$1,059	—	$—
Real estate – construction & development	7	1,946	1	29
Real estate – commercial & farmland	16	7,529	2	1,493
Real estate – residential	31	7,788	5	726
Consumer installment	1	13	—	—

Total	62	$18,335	8	$2,248

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and non-accrual at June 30, 2014, December 31, 2013 and June 30, 2013:

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$2,145	—	$—
Forgiveness of principal	5	2,448	—	—
Rate reduction only	14	6,842	5	1,176
Rate reduction, forbearance of interest	38	3,204	14	2,522
Rate reduction, forbearance of principal	17	2,698	2	16
Rate reduction, payment modification	—	—	1	29

Total	86	$17,337	22	$3,743

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	10	$2,170	2	$97
Forgiveness of principal	3	1,467	1	145
Payment modification only	1	280	1	88
Rate reduction only	14	7,069	3	913
Rate reduction, forbearance of interest	26	3,252	12	2,411
Rate reduction, forbearance of principal	18	2,976	—	—
Rate reduction, payment modification	—	—	1	29

Total	72	$17,214	20	$3,683

As of June 30, 2013	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	9	$2,168	2	$105
Forgiveness of principal	3	1,493	1	145
Payment modification only	2	373	—	—
Rate reduction only	12	6,924	2	496
Rate reduction, forbearance of interest	18	4,724	1	222
Rate reduction, forbearance of principal	17	2,333	2	1,571
Rate reduction, payment modification	—	—	1	29

Total	61	$18,015	9	$2,568

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and non-accrual at June 30, 2014, December 31, 2013 and June 30, 2013:

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,385	2	$469
Raw land	5	1,279	1	29
Agricultural land	2	374	—	—
Hotel & motel	3	2,101	—	—
Office	4	1,644	—	—
Retail, including strip centers	5	1,722	2	1,682
1-4 family residential	46	8,144	10	1,063
Church	1	364	—	—
Automobile/equipment/inventory	15	84	7	500
Unsecured	1	240	—	—

Total	86	$17,337	22	$3,743

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,346	2	$592
Raw land	11	2,345	2	32
Hotel & motel	3	2,185	—	—
Office	4	1,909	—	—
Retail, including strip centers	4	1,095	2	1,680
1-4 family residential	36	7,747	9	852
Life insurance policy	1	250	—	—
Automobile/equipment/inventory	8	92	4	479
Unsecured	1	245	1	48

Total	72	$17,214	20	$3,683

As of June 30, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$345	2	$1,493
Raw land	3	1,354	1	29
Agricultural land	1	66	—	—
Hotel & motel	3	2,233	—	—
Office	4	2,085	—	—
Retail, including strip centers	6	2,800	—	—
1-4 family residential	34	8,061	6	1,046
Life insurance policy	1	249	—	—
Automobile/equipment/inventory	5	522	—	—
Unsecured	2	300	—	—

Total	61	$18,015	9	$2,568

As of June 30, 2014 and December 31, 2013, the Company did not have any troubled debt restructurings included in purchased non-covered loans.

As of June 30, 2014, December 31, 2013 and June 30, 2013, the Company had a balance of $9.8 million, $9.1 million and $10.4 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $42,000, $64,000 and $36,000 in previous charge-offs on such loans at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. At June 30, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at June 30, 2014, December 31, 2013 and June 30, 2013:

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$24
Real estate – construction & development	—	—	1	14
Real estate – commercial & farmland	5	1,066	2	152
Real estate – residential	82	8,155	7	403
Consumer installment	—	—	1	4

Total	87	$9,221	12	$597

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	2	$67
Real estate – construction & development	—	—	1	16
Real estate – commercial & farmland	4	579	1	134
Real estate – residential	72	7,830	6	464
Consumer installment	—	—	1	5

Total	76	$8,409	11	$686

As of June 30, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$40	—	$—
Real estate – construction & development	2	2,159	1	10
Real estate – commercial & farmland	4	573	1	19
Real estate – residential	63	7,481	2	122
Consumer installment	—	—	—	—

Total	70	$10,253	4	$151

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at June 30, 2014, December 31, 2013 and June 30, 2013:

As of June 30, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$24	—	$—
Real estate – construction & development	—	—	1	14
Real estate – commercial & farmland	7	1,217	—	—
Real estate – residential	76	7,297	13	1,262
Consumer installment	1	4	—	—

Total	85	$8,542	14	$1,276

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$27	1	$40
Real estate – construction & development	1	16	—	—
Real estate – commercial & farmland	5	713	—	—
Real estate – residential	58	5,830	20	2,463
Consumer installment	1	6	—	—

Total	66	$6,592	21	$2,503

As of June 30, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$40	—	$—
Real estate – construction & development	2	2,159	1	11
Real estate – commercial & farmland	5	592	—	—
Real estate – residential	57	5,808	8	1,794
Consumer installment	—	—	—	—

Total	65	$8,599	9	$1,805

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and non-accrual at June 30, 2014, December 31, 2013 and June 30, 2013:

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	—	$—	1	$24
Forbearance of Principal	—	—	1	26
Rate Reduction Only	78	7,835	6	374
Rate Reduction, Forbearance of Interest	3	88	3	45
Rate Reduction, Forbearance of Principal	6	1,298	1	128

Total	87	$9,221	12	$597

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Rate Reduction Only	68	$7,510	6	$457
Rate Reduction, Forbearance of Interest	3	88	4	96
Rate Reduction, Forbearance of Principal	5	811	1	133

Total	76	$8,409	11	$686

As of June 30, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	4	$260	1	$11
Rate Reduction Only	57	9,051	3	140
Rate Reduction, Forbearance of Interest	4	129	—	—
Rate Reduction, Forbearance of Principal	5	813	—	—

Total	70	$10,253	4	$151

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at June 30, 2014, December 31, 2013 and June 30, 2013:

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw Land	—	$—	2	$38
Hotel & Motel	1	175	—	—
Office	1	488	—	—
Retail, including Strip Centers	2	280	1	128
1-4 Family Residential	83	8,278	8	407
Automobile/Equipment/Inventory	—	—	1	24

Total	87	$9,221	12	$597

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw Land	—	$—	1	$16
Hotel & Motel	1	172	—	—
Retail, including Strip Centers	2	283	1	134
1-4 Family Residential	73	7,954	7	469
Automobile/Equipment/Inventory	—	—	2	67

Total	76	$8,409	11	$686

As of June 30, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw Land	1	$366	1	$10
Hotel & Motel	1	170	—	—
Retail, including Strip Centers	2	277	1	19
1-4 Family Residential	65	9,400	2	122
Automobile/Equipment/Inventory	1	40	—	—

Total	70	$10,253	4	$151

Allowance for Loan Losses

The allowance for loan losses represents an allowance for probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, the Company further segregates the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to adjust the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on data such as current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in their markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor to be applied to the loan balance to determine the adequate amount of reserve. Relationships greater than $250,000 are reviewed annually by the Bank’s independent internal loan review department or an independent third party loan review firm. As a result of these loan reviews, certain loans may be identified as having deteriorating credit quality. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the loan review department.

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

During the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013, the Company recorded provision for loan loss expense of $593,000, $1.5 million and $790,000, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. These amounts are excluded from the rollforwards below but are reflected in the Company’s Consolidated Statements of Earnings and Comprehensive Income. Charge-offs on purchased covered loans are recorded when impairment is recorded and provision expense is recorded net of the indemnification by the FDIC loss-share agreements.

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in Thousands)
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$22,377
Provision for loan losses	1,087	(89)	1,074	(66)	492	2,498
Loans charged off	(908)	(222)	(1,302)	(933)	(214)	(3,579)
Recoveries of loans previously charged off	183	204	152	131	288	958

Balance, June 30, 2014	$2,185	$5,431	$8,317	$5,166	$1,155	$22,254

Period-end amount allocated to:
Loans individually evaluated for impairment	$282	$710	$1,652	$801	$—	$3,445
Loans collectively evaluated for impairment	1,903	4,721	6,665	4,365	1,155	18,809

Ending balance	$2,185	$5,431	$8,317	$5,166	$1,155	$22,254

Loans:
Individually evaluated for impairment	$855	$3,264	$16,865	$11,538	$—	$32,522
Collectively evaluated for impairment	303,733	146,082	833,135	411,193	43,394	1,737,537

Ending balance	$304,588	$149,346	$850,000	$422,731	$43,394	$1,770,059

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in Thousands)
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$23,593
Provision for loan losses	711	1,742	2,777	4,463	254	9,947
Loans charged off	(1,759)	(2,020)	(3,571)	(5,215)	(719)	(13,284)
Recoveries of loans previously charged off	432	473	30	888	298	2,121

Balance, December 31, 2013	$1,823	$5,538	$8,393	$6,034	$589	$22,377

Period-end amount allocated to:
Loans individually evaluated for impairment	$356	$407	$1,427	$1,395	$—	$3,585
Loans collectively evaluated for impairment	1,467	5,131	6,966	4,639	589	18,792

Ending balance	$1,823	$5,538	$8,393	$6,034	$589	$22,377

Loans:
Individually evaluated for impairment	$3,457	$3,581	$15,240	$16,925	$—	$39,203
Collectively evaluated for impairment	240,916	142,790	793,083	349,957	52,505	1,579,251

Ending balance	$244,373	$146,371	$808,323	$366,882	$52,505	$1,618,454

	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans and Other	Total
	(Dollars in Thousands)
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$23,593
Provision for loan losses	1,118	1,526	1,420	2,340	(106)	6,298
Loans charged off	(734)	(1,231)	(1,793)	(2,107)	(371)	(6,236)
Recoveries of loans previously charged off	128	4	13	229	188	562

Balance, June 30, 2013	$2,951	$5,642	$8,797	$6,360	$467	$24,217

Period-end amount allocated to:
Loans individually evaluated for impairment	$876	$467	$1,629	$1,573	$—	$4,545
Loans collectively evaluated for impairment	2,075	5,175	7,168	4,787	467	19,672

Ending balance	$2,951	$5,642	$8,797	$6,360	$467	$24,217

Loans:
Individually evaluated for impairment	$3,705	$3,935	$15,842	$15,329	$—	$38,811
Collectively evaluated for impairment	204,719	130,672	772,812	342,356	66,457	1,517,016

Ending balance	$208,424	$134,607	$788,654	$357,685	$66,457	$1,555,827

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

The following table summarizes components of all covered assets at June 30, 2014, December 31, 2013 and June 30, 2013 and their origin:

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
	(Dollars in Thousands)
As of June 30, 2014:
AUB	$9,106	$133	$8,973	$1,690	$—	$1,690	$10,663	$1,676
USB	14,030	805	13,225	2,927	62	2,865	16,090	920
SCB	30,545	954	29,591	3,332	308	3,024	32,615	3,073
FBJ	23,264	2,696	20,568	1,734	135	1,599	22,167	2,752
DBT	81,700	8,774	72,926	12,766	913	11,853	84,779	10,119
TBC	28,363	1,853	26,510	4,493	758	3,735	30,245	3,543
HTB	59,267	6,535	52,732	4,130	1,349	2,781	55,513	9,000
OGB	49,501	4,937	44,564	7,964	2,984	4,980	49,544	7,268
CBG	71,959	9,798	62,161	7,432	1,533	5,899	68,060	10,829

Total	$367,735	$36,485	$331,250	$46,468	$8,042	$38,426	$369,676	$49,180

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
	(Dollars in Thousands)
As of December 31, 2013:
AUB	$15,787	$231	$15,556	$4,264	$—	$4,264	$19,820	$1,452
USB	18,504	1,427	17,077	2,865	141	2,724	19,801	889
SCB	34,637	1,483	33,154	3,461	303	3,158	36,312	3,175
FBJ	25,891	3,730	22,161	1,880	242	1,638	23,799	3,689
DBT	105,157	17,819	87,338	17,023	1,282	15,741	103,079	18,724
TBC	32,590	2,354	30,236	4,844	745	4,099	34,335	3,721
HTB	67,126	7,359	59,767	6,374	2,304	4,070	63,837	9,325
OGB	58,512	5,067	53,445	7,506	2,984	4,522	57,967	9,645
CBG	85,118	13,615	71,503	7,610	1,933	5,677	77,180	14,821

Total	$443,322	$53,085	$390,237	$55,827	$9,934	$45,893	$436,130	$65,441

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
	(Dollars in Thousands)
As of June 30, 2013:
AUB	$23,721	$2,114	$21,607	$4,847	$—	$4,847	$26,454	$4,526
USB	23,298	2,552	20,746	4,127	140	3,987	24,733	5,802
SCB	38,478	2,882	35,596	4,655	306	4,349	39,945	4,603
FBJ	29,154	5,086	24,068	2,037	209	1,828	25,896	5,632
DBT	132,707	27,386	105,321	23,594	2,003	21,591	126,912	27,957
TBC	37,560	3,299	34,261	7,069	1,650	5,419	39,680	6,083
HTB	74,867	9,747	65,120	10,868	3,436	7,432	72,552	13,314
OGB	70,644	11,568	59,076	10,244	3,948	6,296	65,372	14,591
CBG	99,363	21,641	77,722	8,519	2,090	6,429	84,151	23,005

Total	$529,792	$86,275	$443,517	$75,960	$13,782	$62,178	$505,695	$105,513

On the dates of acquisition, the Company estimated the future cash flows on each individual loan and made the necessary adjustments to reflect the asset at fair value. At each quarter end subsequent to the acquisition dates, the Company revises the estimates of future cash flows based on current information and makes the necessary adjustments to carrying value. Amounts reflected in the Company’s statement of earnings are net of indemnification provided under loss share agreements with the FDIC. The adjustments are performed on a loan-by-loan basis and have resulted in the following adjustments for the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013:

Total Amounts	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount to be accreted into income over remaining term of the loan)	$5,850	$51,003	$39,278
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	2,965	7,695	3,950

Amounts reflected in the Company’s Statement of Operations	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount to be accreted into income over remaining term of the loan)	$1,170	$10,201	$2,942
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	593	1,539	790

A rollforward of covered loans with deterioration of credit quality for the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013 is shown below:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Balance, January 1	$217,047	$282,737	$282,737
Charge-offs, net of recoveries	(1,364)	35,306	(8,464)
Additions due to acquisitions	—	—	—
Other (loan payments, transfers, etc.)	(37,053)	(100,996)	(24,658)

Ending balance	$178,630	$217,047	$249,615

A rollforward of covered loans without deterioration of credit quality for the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013 is shown below:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Balance, January 1	$173,190	$228,602	$228,602
Additions due to acquisitions	—	—	—
Loan payments, transfers, etc.	(20,570)	(55,412)	(34,404)

Ending balance	$152,620	$173,190	$194,198

The following is a summary of changes in the accretable discounts of covered loans during the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Balance, January 1	$25,493	$16,698	$16,698
Additions due to acquisitions	—	—	—
Accretion	(15,432)	(42,208)	(25,841)
Other activity, net	5,850	51,003	39,278

Ending balance	$15,911	$25,493	$30,135

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of June 30, 2014, the Company has recorded a clawback liability of $5.2 million, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. Changes in the FDIC shared-loss receivable for the six months ended June 30, 2014, for the year ended December 31, 2013 and for the six months ended June 30, 2013 are as follows:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Balance, January 1	$65,441	$159,724	$159,724
Indemnification asset recorded in acquisitions	—	—	—
Payments received from FDIC	(10,576)	(68,822)	(45,604)
Effect of change in expected cash flows on covered assets	(5,685)	(25,461)	(8,607)

Ending balance	$49,180	$65,441	$105,513

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Share Data in Thousands)		(Share Data in Thousands)
Basic shares outstanding	25,181	23,879	25,163	23,873
Plus: Dilutive effect of ISOs	120	346	118	346
Plus: Dilutive effect of Restricted grants	271	63	271	63

Diluted shares outstanding	25,572	24,288	25,552	24,282

For the three month periods ended June 30, 2014 and 2013, the Company has excluded 119,000 and 233,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive. For the six month periods ended June 30, 2014 and 2013, the Company has excluded 120,000 and 246,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 7 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At June 30, 2014 and December 31, 2013, there were $100.3 million and $194.6 million, respectively, outstanding borrowings with the Company’s correspondent banks. At June 30, 2013, there were no outstanding borrowings with the Company’s correspondent banks.

Details of other borrowings, including contractual interest rates and maturity dates are included in the following table:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Daily Rate Credit from Federal Home Loan Bank with a fixed interest rate of 0.36%	$40,000	$—	$—
Advance from Federal Home Loan Bank with a fixed interest rate of 0.20%, due July 2, 2014	5,000	—	—
Advance from Federal Home Loan Bank with a fixed interest rate of 0.21%, due July 16, 2014	5,000	—	—
Advance from Federal Home Loan Bank with a fixed interest rate of 0.19%, due July 23, 2014	3,000	—	—
Advance from Federal Home Loan Bank with a fixed interest rate of 0.17%, due January 24, 2014	—	165,000	—
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 4.00% (4.23% at June 30, 2014) due in August 2016, secured by subsidiary bank stock	22,500	10,000	—
Advance from correspondent bank with a fixed interest rate of 4.50%, due November 27, 2017, secured by subsidiary bank loan receivable	4,936	—	—
Subordinated debt issued by Prosperity Bank due June 2016 with an interest rate of 90-day LIBOR plus 1.60% (1.84% at June 30, 2014)	5,000	5,000	—
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (1.98% at June 30, 2014)	14,857	14,572	—

Total	$100,293	$194,572	$—

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commitments to extend credit	$285,071	$257,195	$193,515
Standby letters of credit	$8,392	$7,665	$7,142

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of June 30, 2014 and 2013:

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$1,397	$(1,691)	$(294)
Reclassification for gains included in net income	—	(4)	(4)
Current year changes	(638)	5,059	4,421

Balance, June 30, 2014	$759	$3,364	$4,123

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$(23)	$6,630	$6,607
Reclassification for gains included in net income	—	(111)	(111)
Current year changes	1,204	(4,118)	(2,914)

Balance, June 30, 2013	$1,181	$2,401	$3,582

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of earnings and comprehensive income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.

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

Other Investments: Federal Home Loan Bank (“FHLB”) stock is included in other investments at its original cost basis. It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Mortgage Loans Held for Sale: The Company records mortgage loans held for sale at fair value. The fair value of mortgage loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

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

FDIC Loss-Share Receivable: The fair value of the FDIC loss-share receivable is based on the net present value of projected future cash flows expected to be received from the FDIC under the provision of the loss-share agreements using a discount rate that is based on current market rates.

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

Subordinated Deferrable Interest Debentures: The fair value of the Company’s variable rate trust preferred securities is based primarily upon discounted cash flows using rates for securities with similar terms and remaining maturities.

Off-Balance-Sheet Instruments: Because commitments to extend credit and standby letters of credit are typically made using variable rates and have short maturities, the carrying value and fair value are immaterial for disclosure.

Derivatives: The Company has entered into derivative financial instruments to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the derivatives is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of June 30, 2014, December 31, 2013 and June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at June 30, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$80,986	$80,986	$—	$—	$80,986
Federal funds sold and interest-bearing accounts	$44,800	$44,800	$—	$—	$44,800
Loans, net	$2,745,897	$—	$2,754,953	$—	$2,754,953
FDIC loss-share receivable	$49,180	$—	$—	$46,242	$46,242

Financial liabilities:
Deposits	3,389,035	—	3,389,880	—	3,389,880
Securities sold under agreements to repurchase	51,109	51,109	—	—	51,109
Other borrowings	100,293	—	100,293	—	100,293
Subordinated deferrable interest debentures	64,842	—	45,864	—	45,864

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$62,955	$62,955	$—	$—	$62,995
Federal funds sold and interest-bearing accounts	$204,984	$204,984	$—	$—	$204,984
Loans, net	$2,392,521	$—	$2,404,909	$—	$2,404,909
FDIC loss-share receivable	$65,441	$—	$—	$61,317	$61,317

Financial liabilities:
Deposits	2,999,231	—	3,000,061	—	3,000,061
Securities sold under agreements to repurchase	83,516	83,516	—	—	83,516
Other borrowings	194,572	—	194,572	—	194,572
Subordinated deferrable interest debentures	55,466	—	36,277	—	36,277

		Fair Value Measurements at June 30, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$50,343	$50,343	$—	$—	$50,343
Federal funds sold and interest-bearing accounts	$43,904	$43,904	$—	$—	$43,904
Loans, net	$1,930,373	$—	$1,956,198	$—	$1,956,198
FDIC loss-share receivable	$105,513	$—	$—	$99,558	$99,558

Financial liabilities:
Deposits	2,443,103	—	2,444,263	—	2,444,263
Securities sold under agreements to repurchase	19,142	19,412	—	—	19,412
Subordinated Deferrable Interest Debentures	42,269	—	23,231	—	23,231

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2014, December 31, 2013 and June 30, 2013 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of June 30, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,445	$—	$14,445	$—
State, county and municipal securities	145,780	—	145,780	—
Corporate debt securities	10,958	—	8,958	2,000
Mortgage-backed securities	364,447	—	364,447	—
Mortgage loans held for sale	81,491	—	81,491	—
IRLCs and forward contracts	2,625	—	2,625	—

Total recurring assets at fair value	$619,746	$—	$617,746	$2,000

Derivative financial instruments	$1,142	$—	$1,142	$—

Total recurring liabilities at fair value	$1,142	$—	$1,142	$—

	Fair Value Measurements on a Recurring Basis As of December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$13,926	$—	$13,926	$—
State, county and municipal securities	112,754	—	112,754	—
Collateralized debt obligations	1,480	1,480	—	—
Corporate debt securities	10,325	—	8,325	2,000
Mortgage-backed securities	347,750	182,461	165,289	—
Mortgage loans held for sale	67,278	—	67,278	—
IRLCs and forward contracts	1,180	—	1,180	—

Total recurring assets at fair value	$554,693	$183,941	$368,752	$2,000

Derivative financial instruments	$370	$—	$370	$—

Total recurring liabilities at fair value	$370	$—	$370	$—

	Fair Value Measurements on a Recurring Basis As of June 30, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,335	$—	$14,335	$—
State, county and municipal securities	112,759	2,447	110,312	—
Corporate debt securities	10,090	—	8,090	2,000
Mortgage-backed securities	178,984	—	178,984	—
Mortgage loans held for sale	62,580	—	62,580	—
IRLCs and forward contracts	1,600	—	1,600	—

Total recurring assets at fair value	$380,348	$2,447	$375,901	$2,000

Derivative financial instruments	$916	$—	$916	$—

Total recurring liabilities at fair value	$916	$—	$916	$—

The following table is a presentation of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2014, December 31, 2013 and June 30, 2013 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$35,829	$—	$—	$35,829
Other real estate owned	35,373	—	—	35,373
Purchased, non-covered other real estate owned	16,598	—	—	16,598
Covered other real estate owned	38,426	—	—	38,426

Total nonrecurring assets at fair value	$126,226	$—	$—	$126,226

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$42,546	$—	$—	$42,546
Other real estate owned	33,351	—	—	33,351
Purchased, non-covered other real estate owned	4,276	—	—	4,276
Covered other real estate owned	45,893	—	—	45,893

Total nonrecurring assets at fair value	$126,066	$—	$—	$126,066

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$44,754	$—	$—	$44,754
Other real estate owned	39,885	—	—	39,885
Covered other real estate owned	62,178	—	—	62,178

Total nonrecurring assets at fair value	$146,817	$—	$—	$146,817

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of other real estate owned, purchased non-covered other real estate owned and covered other real estate owned include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2014 and 2013, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

Measurements	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range
(Dollars in Thousands)
Nonrecurring:
Impaired loans	$35,289	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	4.00% - 75.00%
Other real estate owned	$35,373	Third party appraisals	Collateral discounts and estimated costs to sell	10.00% - 74.00%
Purchased non-covered other real estate owned	$16,598	Third party appraisals	Collateral discounts and estimated costs to sell	21.00% - 70.00%
Covered real estate owned	$38,426	Third party appraisals	Collateral discounts and estimated costs to sell	10.00% - 90.00%
Recurring:
Investment securities available for sale	$2,000	Discounted par values	Credit quality of underlying issuer	0.00%

NOTE 11 – SEGMENT REPORTING

The following tables present selected financial information with respect to the Company’s reportable business segments for the three- month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Retail Banking	Mortgage Banking	Total	Retail Banking	Mortgage Banking	Total
	(Dollars in Thousands)
Net interest income	$33,925	$1,339	$35,264	$28,517	$959	$29,476
Provision for loan losses	1,365	—	1,365	4,165	—	4,165
Noninterest income	8,817	7,002	15,819	6,383	5,001	11,384
Noninterest expense:
Salaries and employee benefits	13,005	3,937	16,942	10,478	2,903	13,381
Equipment and occupancy expenses	3,771	300	4,071	2,781	197	2,978
Data processing and telecommunications expenses	3,597	343	3,940	2,634	202	2,836
Other expenses	11,053	1,312	12,365	6,444	1,049	7,493

Total noninterest expense	31,426	5,892	37,318	22,337	4,351	26,688

Income before income tax expense	9,951	2,449	12,400	8,398	1,609	10,007
Income tax expense	3,413	857	4,270	2,766	563	3,329

Net income	6,538	1,592	8,130	5,632	1,046	6,678
Less preferred stock dividends	—	—	—	442	—	442

Net income available to common shareholders	$6,538	$1,592	$8,130	$5,190	$1,046	$6,236

Total assets	$3,797,850	$175,285	$3,973,135	$2,695,554	$113,121	$2,808,675
Stockholders’ equity	345,256	1,857	343,399	286,127	1,650	287,777

The following tables present selected financial information with respect to the Company’s reportable business segments for the six- month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Retail Banking	Mortgage Banking	Total	Retail Banking	Mortgage Banking	Total
	(Dollars in Thousands)
Net interest income	$67,309	$2,439	$69,748	$56,283	$1,531	$57,814
Provision for loan losses	3,091	—	3,091	7,088	—	7,088
Noninterest income	16,407	12,166	28,573	13,279	9,465	22,744
Noninterest expense:
Salaries and employee benefits	26,831	7,505	34,336	21,515	5,672	27,187
Equipment and occupancy expenses	7,533	602	8,135	5,546	363	5,909
Data processing and telecommunications expenses	6,929	465	7,394	5,105	301	5,406
Other expenses	18,565	2,127	20,692	15,334	1,736	17,070

Total noninterest expense	59,858	10,699	70,557	47,500	8,072	55,572

Income before income tax expense	20,767	3,906	24,673	14,974	2,924	17,898
Income tax expense	6,826	1,367	8,193	4,912	1,023	5,935

Net income	13,941	2,539	16,480	10,062	1,901	11,963
Less preferred stock dividends	286	—	286	883	—	883

Net income available to common shareholders	$13,655	$2,539	$16,194	$9,179	$1,901	$11,080

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2014 as compared to December 31, 2013 and operating results for the three-and six-month periods ended June 30, 2014 and 2013. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters, which should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share data, taxable equivalent)	Second Quarter 2014	First Quarter 2014	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	For Six Months Ended
						June 30, 2014	June 30, 2013
Results of Operations:
Net interest income	$35,264	$34,484	$29,051	$29,320	$29,476	$69,748	$57,814
Net interest income (tax equivalent)	35,626	34,808	29,325	29,542	29,666	70,434	58,360
Provision for loan losses	1,365	1,726	1,478	2,920	4,165	3,091	7,088
Non-interest income	15,819	12,754	11,517	12,288	11,384	28,573	22,744
Non-interest expense	37,318	33,239	37,624	28,749	26,688	70,557	55,572
Income tax expense	4,270	3,923	88	3,262	3,329	8,193	5,935
Preferred stock dividends	—	286	412	443	442	286	883
Net income available to common shareholders	8,130	8,064	966	6,234	6,236	16,194	11,080
Selected Average Balances:
Mortgage loans held for sale	$54,517	$49,397	$65,683	$61,249	$48,890	$51,884	$40,765
Loans, net of unearned income	1,706,564	1,639,672	1,602,942	1,564,311	1,572,544	1,673,493	1,489,902
Purchased non-covered loans	433,249	441,138	43,900	—	—	437,068	—
Covered loans	354,766	379,460	401,045	427,482	444,616	367,045	468,024
Investment securities	468,129	462,343	327,993	312,541	321,582	465,252	331,021
Earning assets	3,075,204	3,091,546	2,625,178	2,439,771	2,397,834	3,081,909	2,413,192
Assets	3,494,466	3,521,588	2,937,434	2,806,799	2,820,863	3,507,952	2,853,494
Deposits	3,010,142	2,975,305	2,552,819	2,439,150	2,448,171	2,992,821	2,479,667
Common shareholders’ equity	309,696	290,462	248,429	246,489	251,240	304,222	251,227
Period-End Balances:
Mortgage loans held for sale	$81,491	$51,693	$67,278	$69,634	$62,580	$81,491	$62,580
Loans, net of unearned income	1,770,059	1,695,382	1,618,454	1,589,267	1,555,827	1,770,059	1,555,827
Purchased non-covered loans	702,131	437,269	448,753	—	—	702,131	—
Covered loans	331,250	372,694	390,237	417,649	443,517	331,250	443,517
Earning assets	3,465,361	3,062,428	3,215,941	2,462,697	2,421,996	3,465,361	2,421,996
Total assets	3,973,135	3,487,984	3,667,649	2,818,502	2,808,675	3,973,135	2,808,675
Total deposits	3,389,035	3,010,647	2,999,231	2,443,421	2,443,103	3,389,035	2,443,103
Common shareholders’ equity	343,399	300,030	288,699	262,418	259,932	343,399	259,932
Per Common Share Data:
Earnings per share - basic	$0.32	$0.32	$0.04	$0.26	$0.26	$0.64	$0.46
Earnings per share - diluted	0.32	0.32	0.04	0.26	0.26	0.63	0.46
Common book value per share	12.83	11.93	11.50	10.98	10.88	12.83	10.88
End of period shares outstanding	26,771,821	25,159,073	25,098,427	23,907,509	23,894,327	26,771,821	23,894,327
Weighted average shares outstanding
Basic	25,180,665	25,144,342	24,021,447	23,900,665	23,878,898	25,162,604	23,873,325
Diluted	25,572,405	25,573,320	24,450,619	24,315,821	24,287,628	25,552,469	24,282,055
Market Price:
High closing price	$23.90	$24.00	$21.42	$19.79	$16.94	24.00	16.94
Low closing price	19.73	19.86	17.69	17.35	13.16	19.73	12.79
Closing price for quarter	21.56	23.30	21.11	18.38	16.85	21.56	16.85
Average daily trading volume	79,038	103,279	94,636	75,545	53,403	90,963	52,669
Closing price to book value	1.68	1.95	1.84	1.67	1.55	1.68	1.55
Performance Ratios:
Return on average assets	0.93%	0.96%	0.19%	0.94%	0.95%	0.95%	0.85%
Return on average common equity	10.53%	11.66%	2.20%	10.75%	10.66%	11.32%	9.60%
Average loans to average deposits	84.68%	84.35%	82.79%	84.17%	82.39%	84.52%	80.60%
Average equity to average assets	8.86%	9.04%	9.41%	9.78%	9.93%	8.67%	9.80%
Net interest margin (tax equivalent)	4.65%	4.57%	4.43%	4.80%	4.96%	4.61%	4.88%
Efficiency ratio (tax equivalent)	73.05%	70.36%	92.74%	69.09%	65.32%	71.76%	68.98%

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $8.1 million, or $0.32 per diluted share, for the quarter ended June 30, 2014, compared to $6.2 million, or $0.26 per diluted share, for the same period in 2013. The Company’s return on average assets and average shareholders’ equity of 0.93% and 10.53%, respectively, in the second quarter of 2014, compared to 0.95% and 10.66%, respectively, in the second quarter of 2013. During the second quarter of 2014, the Company completed the acquisition of Coastal Bankshares, Inc. (“Coastal”) and recorded approximately $1.9 million of after-tax merger related charges. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities and mortgage banking activities of the Company during the second quarter of 2014 and 2013, respectively:

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the three months ended June 30, 2014:
Net interest income	$33,925	$1,339	$35,264
Provision for loan losses	1,365	—	1,365
Non-interest income	8,817	7,002	15,819
Non-interest expense
Salaries and employee benefits	13,005	3,937	16,942
Occupancy	3,771	300	4,071
Data processing	3,597	343	3,940
Other expenses	11,053	1,312	12,365

Total non-interest expense	31,426	5,892	37,318

Income before income taxes	9,951	2,449	12,400
Income tax expense	3,413	857	4,270
Net income	6,538	1,592	8,130
Preferred stock dividends	—	—	—

Net income available to common shareholders	$6,538	$1,592	$8,130

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the three months ended June 30, 2013:
Net interest income	$28,517	$959	$29,476
Provision for loan losses	4,165	—	4,165
Non-interest income	6,383	5,001	11,384
Non-interest expense
Salaries and employee benefits	10,478	2,903	13,381
Occupancy	2,781	197	2,978
Data processing	2,634	202	2,836
Other expenses	6,444	1,049	7,493

Total non-interest expense	22,337	4,351	26,688

Income before income taxes	8,398	1,609	10,007
Income tax expense	2,766	563	3,329
Net income	5,632	1,046	6,678
Preferred stock dividends	442	—	442

Net income available to common shareholders	$5,190	$1,046	$6,236

Net Interest Income and Margins

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

	Quarter Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	( in Thousands)
ASSETS
Interest-earning assets:
Loans	$2,549,096	$35,550	5.59%	$2,017,160	$29,929	5.95%
Investment securities	474,758	3,374	2.85	328,584	2,183	2.66
Short-term assets	51,350	45	0.35	52,090	29	0.22

Total interest- earning assets	3,075,204	38,969	5.08	2,397,834	32,141	5.38

Noninterest-earning assets	419,262			423,029

Total assets	$3,494,466			$2,820,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,606,928	$1,053	0.26%	$1,295,408	$834	0.26%
Time deposits	723,156	1,152	0.64	673,709	1,249	0.74
Other borrowings	35,280	415	4.72	—	—	—
FHLB advances	28,626	26	0.36	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	40,008	31	0.31	20,530	29	0.57
Subordinated deferrable interest debentures	55,789	666	4.79	42,269	363	3.44

Total interest-bearing liabilities	2,489,787	3,343	0.54	2,031,916	2,475	0.49

Demand deposits	680,058			479,054
Other liabilities	14,925			21,380
Stockholders’ equity	309,696			288,513

Total liabilities and stockholders’ equity	$3,494,466			$2,820,863

Interest rate spread			4.54%			4.89%

Net interest income		$35,626			$29,666

Net interest margin			4.65%			4.96%

On a tax equivalent basis, net interest income for the second quarter of 2014 was $35.6 million, an increase of $5.9 million compared to $29.7 million reported in the same quarter in 2013. The higher net interest income is a result of the acquisition of The Prosperity Banking Company during the fourth quarter of 2013, along with steady yields on the loan portfolio, lower levels of excess liquidity than in previous quarters and steady decreases in the Company’s cost of funds. The Company’s net interest margin increased during the second quarter of 2014 to 4.65%, compared to 4.57% during the first quarter of 2014, but decreased compared to 4.96% reported in the second quarter of 2013.

Total interest income, on a tax equivalent basis, during the second quarter of 2014 was $39.0 million compared to $32.1 million in the same quarter of 2013. Yields on earning assets fell slightly to 5.08%, compared to 5.38% reported in the second quarter of 2013. During the second quarter of 2014, loans comprised 82.9% of earning assets, compared to 84.1% in the same quarter of 2013. Increased lending activities have provided opportunities to grow the legacy loan portfolio. Yields on legacy loans decreased to 5.17% in the second quarter of 2014, compared to 5.37% in the same period of 2013. Covered loan yields declined from 8.18% in the second quarter of 2013 to 5.84% in the second quarter of 2014. The yield on purchased non-covered loans was 7.34% for the second quarter of 2014. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total funding costs increased slightly to 0.42% in the second quarter of 2014, compared to 0.40% during the second quarter of 2013. Deposit costs decreased from 0.34% in the second quarter of 2013 to 0.29% in the second quarter of 2014, while non- deposit funding costs increased from 2.50% in the second quarter of 2013 to 2.86% in the second quarter of 2014. Continued shifts in the funding mix toward noninterest-bearing demand and other lower cost deposit categories were the primary reason for the decline in deposit costs. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 76.0% of total deposits in the second quarter of 2014, compared to 72.5% during the second quarter of 2013. Lower costs on deposits were realized due mostly to the lower rate environment and the Company’s ability to rely less on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the second quarter of 2014 and 2013 are shown below:

	June 30, 2014		June 30, 2013
(Dollars in Thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$691,353	0.17%	$579,312	0.17%
MMDA	770,047	0.38%	611,562	0.36%
Savings	145,528	0.11%	104,534	0.11%
Retail CDs < $100,000	356,483	0.54%	298,553	0.59%
Retail CDs > $100,000	360,703	0.70%	358,980	0.75%
Brokered CDs	5,970	3.22%	16,176	3.40%

Interest-bearing deposits	$2,330,084	0.38%	$1,969,117	0.42%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the second quarter of 2014 amounted to $1.4 million, compared to $1.7 million in the first quarter of 2014 and $4.2 million in the second quarter of 2013. Although the Company has experienced improving trends in criticized and classified assets for several quarters, provision for loan losses continues to be required to account for loan growth and continued devaluation of real estate collateral. At June 30, 2014, classified loans still accruing totaled $42.6 million, compared to $26.3 million at June 30, 2013. This increase is predominately due to the addition of classified loans in the Prosperity Bank and Coastal Bank acquisitions. Non-accrual loans, excluding purchased non-covered and covered loans, totaled $22.1 million at June 30, 2014, a 30.5% decrease from $31.8 million reported at the end of the second quarter of 2013. Nonaccrual purchased non-covered loans totaled $15.8 million at June 30, 2014. There were no nonaccrual purchased non-covered loans at the end of the second quarter of 2013.

At June 30, 2014, other real estate owned (excluding purchased non-covered and covered OREO) totaled $35.4 million, compared to $33.8 million at March 31, 2014 and $39.9 million at June 30, 2013. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of three to six months, the liquidation of properties occurs between 85% and 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the second quarter of 2014, total non-performing assets were 2.26% of total assets, compared to 2.00% at December 31, 2013 and 2.55% at June 30, 2013. This increase is due to the Prosperity and Coastal acquisitions completed in the fourth quarter of 2013 and second quarter of 2014, respectively. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the second quarter of 2014 were $1.5 million, or 0.34% of loans on an annualized basis, compared to $2.9 million, or 0.74% of loans, in the second quarter of 2013. The Company’s allowance for loan losses at June 30, 2014 was $22.3 million, or 1.26% of loans (excluding purchased non-covered and covered loans), compared to $24.2 million, or 1.56% of loans (excluding purchased non-covered and covered loans), at June 30, 201.

Noninterest Income

Total non-interest income for the second quarter of 2014 was $15.8 million, compared to $11.4 million in the second quarter of 2013. Income from mortgage related activities continued to increase as a result of the Company’s increased number of mortgage bankers and higher levels of production. Service charges on deposit accounts in the second quarter of 2014 increased to $5.8 million, compared to $4.7 million in the second quarter of 2013. This increase was driven by the growth of core accounts through the acquisition of Prosperity Bank during the fourth quarter of 2013, along with higher balances in accounts subject to service charges.

Noninterest Expense

Total non-interest expenses for the second quarter of 2014 increased to $37.3 million, compared to $26.7 million in the same quarter in 2013. During the second quarter of 2014, the Company recorded $2.9 million of merger charges related to the Coastal acquisition. Other increases in noninterest expenses were primarily the result of the acquisition of Prosperity Bank during the fourth quarter of 2013 and additional expenses related to increases in mortgage volume. Salaries and benefits increased $3.6 million when compared to the second quarter of 2013. Occupancy and equipment expense increased during the quarter from $3.0 million in the second quarter of 2013 to $4.1 million in the second quarter of 2014. Data processing and telecommunications expenses increased to $3.9 million for the second quarter of 2014 from $2.8 million for the same period in 2013. Credit resolution related expenses, including problem loan and OREO expense and OREO write-downs and losses, increased to $2.8 million in the second quarter of 2014, compared to $2.3 million in the second quarter of 2013.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2014, the Company reported income tax expense of $4.3 million, compared to $3.3 million in the same period of 2013. The Company’s effective tax rate for the three months ending June 30, 2014 and 2013 was 34.4% and 33.3%, respectively.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Ameris reported net income available to common shareholders of $16.2 million, or $0.63 per diluted share, for the six months ended June 30, 2014, compared to $11.1 million, or $0.46 per diluted share, for the same period in 2013. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities and mortgage banking activities of the Company during the first six months of 2014 and 2013, respectively:

	Retail Banking	Mortgage Banking	Total
		(in thousands)
For the six months ended June 30, 2014:
Net interest income	$67,309	$2,439	$69,748
Provision for loan losses	3,091	—	3,091
Non-interest income	16,407	12,166	28,573
Non-interest expense
Salaries and employee benefits	26,831	7,505	34,336
Occupancy	7,533	602	8,135
Data processing	6,929	465	7,394
Other expenses	18,565	2,127	20,692

Total non-interest expense	59,858	10,699	70,557

Income before income taxes	20,767	3,906	24,673
Income tax expense	6,826	1,367	8,193
Net income	13,941	2,539	16,480
Preferred stock dividends	286	—	286

Net income available to common shareholders	$13,655	$2,539	$16,194

	Retail Banking	Mortgage Banking	Total
		(in thousands)
For the six months ended June 30, 2013:
Net interest income	$56,283	$1,531	$57,814
Provision for loan losses	7,088	—	7,088
Non-interest income	13,279	9,465	22,744
Non-interest expense
Salaries and employee benefits	21,515	5,672	27,187
Occupancy	5,546	363	5,909
Data processing	5,105	301	5,406
Other expenses	15,334	1,736	17,070

Total non-interest expense	47,500	8,072	55,572

Income before income taxes	14,974	2,924	17,898
Income tax expense	4,912	1,023	5,935
Net income	10,062	1,901	11,963
Preferred stock dividends	883	—	883

Net income available to common shareholders	$9,179	$1,901	$11,080

Interest Income

Interest income, on a tax equivalent basis, for the six months ended June 30, 2014 was $77.2 million, an increase of $14.6 million when compared to $62.6 million for the same period in 2013. Average earning assets for the six-month period increased $668.7 million to $3.08 billion as of June 30, 2014, compared to $2.41 billion as of June 30, 2013. The increase in average earning assets is due to the Prosperity acquisition completed in December 2013. Yield on average earning assets was 5.05% for the six months ended June 30, 2014, compared to 5.23% in the first six months of 2013.

Interest Expense

Total interest expense for the six months ended June 30, 2014 amounted to $6.7 million, reflecting a $1.7 million increase from the $5.0 million expense recorded in the same period of 2013. During the six-month period ended June 30, 2014, the Company’s funding costs increased slightly to 0.43% from 0.40% reported in 2013. Deposit costs decreased to 0.30% during the six month period ended June 30, 2014, compared to 0.35% during the same period in 2013. Total non-deposit funding costs increased from 2.14% during the first six months of 2013 to 2.56% during the first six months of 2014.

Net Interest Income

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

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	( in Thousands)
ASSETS
Interest-earning assets:
Loans	$2,529,490	$70,226	5.60%	$1,998,691	$58,097	5.86%
Investment securities	473,296	6,811	2.90	337,866	4,386	2.62
Short-term assets	79,123	129	0.33	76,635	114	0.30

Total interest- earning assets	3,081,909	77,166	5.05	2,413,192	62,597	5.23

Noninterest-earning assets	426,043			440,302

Total assets	$3,507,952			$2,853,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,587,303	$2,059	0.26%	$1,311,880	$1,687	0.26%
Time deposits	732,205	2,329	0.64	687,387	2,622	0.77
Other borrowings	32,657	823	5.08	—	—	—
FHLB advances	48,370	63	0.26	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	48,513	84	0.35	23,842	68	0.58
Subordinated deferrable interest debentures	55,442	1,374	5.00	42,269	633	3.02

Total interest-bearing liabilities	2,504,490	6,732	0.54	2,065,378	5,010	0.49

Demand deposits	673,313			480,400
Other liabilities	14,511			21,715
Stockholders’ equity	315,638			286,001

Total liabilities and stockholders’ equity	$3,507,952			$2,853,494

Interest rate spread			4.51%			4.74%

Net interest income		$70,434			$57,587

Net interest margin			4.61%			4.81%

For the year-to-date period ending June 30, 2014, the Company reported $70.4 million of net interest income on a tax equivalent basis, compared to $57.6 million of net interest income for the same period in 2013. The average balance of earning assets increased 27.7%, from $2.4 billion during the first six months of 2013 to $3.1 billion during the first six months of 2014. The Company’s net interest margin decreased to 4.61% in the six month period ending June 30, 2014, compared to 4.88% in the same period in 2013.

Provision for Loan Losses

The provision for loan losses decreased to $3.1 million for the six months ended June 30, 2014, compared to $7.1 million in the same period in 2013. Non-performing assets (excluding covered assets) totaled $89.9 million at June 30, 2014, compared to $71.7 million at June 30, 2013. For the six-month period ended June 30, 2014, the Company had net charge-offs totaling $2.6 million, compared to $5.7 million for the same period in 2013. Annualized net charge-offs as a percentage of loans (excluding purchased non-covered and covered loans) decreased to 0.30% during the first six months of 2014, compared to 0.74% during the first six months of 2013.

Noninterest Income

Non-interest income for the first six months of 2014 was $28.6 million, compared to $22.7 million in the same period in 2013. Service charges on deposit accounts increased approximately $1.9 million to $11.4 million in the first six months of 2014, compared to $9.5 million in the same period in 2013. This increase was driven by the growth of core accounts through the acquisition of Prosperity Bank during the fourth quarter of 2013, along with higher balances in accounts subject to service charges. Income from mortgage banking activity increased from $9.5 million in the first six months of 2013 to $12.0 million in the first half of 2014, due to an increased number of mortgage bankers and higher levels of production.

Noninterest Expense

Total operating expenses for the first six months of 2014 increased to $70.6 million, compared to $55.6 million in the same period in 2013. During the second quarter of 2014, the Company recorded $2.9 million of merger charges related to the Coastal acquisition. Other increases in noninterest expenses were primarily the result of the acquisition of Prosperity Bank during the fourth quarter of 2013 and additional expenses related to increases in mortgage volume. Salaries and benefits increased $7.1 million when compared to the first half of 2013. Occupancy and equipment expenses for the first six months of 2014 amounted to $8.1 million, representing an increase of $2.2 million from the same period in 2013. Data processing and telecommunications expenses increased from $5.4 million in the first six months of 2013 to $7.4 million in the first six months of 2014. Credit resolution related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $5.0 million in the first six months of 2014, compared to $7.2 million in the first half of 2013.

Income Taxes

In the first six months of 2014, the Company recorded income tax expense of $8.2 million, compared to $5.9 million in the same period of 2013. The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 33.2%.

Financial Condition as of June 30, 2014

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

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2014, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2014, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
June 30, 2014:
U.S. government agencies	$14,950	$14,445	1.85%	5.34	$—
State and municipal securities	143,507	145,780	4.14%	6.49	5,272
Corporate debt securities	10,805	10,958	6.40%	7.44	1,250
Mortgage-backed securities	361,194	364,447	2.43%	3.86	62,447

Total debt securities	$530,456	$535,630	2.96%	4.69	$68,969

June 30, 2013:
U.S. government agencies	$14,944	$14,335	1.85%	6.13	$—
State and municipal securities	109,793	112,759	3.69%	5.55	7,599
Corporate debt securities	10,543	10,090	6.63%	7.13	—
Mortgage-backed securities	177,196	178,984	2.49%	3.61	35,741

Total debt securities	$312,476	$316,168	3.03%	4.53	$43,340

Loans and Allowance for Loan Losses

At June 30, 2014, gross loans outstanding (including mortgage loans held for sale and purchased non-covered and covered loans) were $2.88 billion, an increase from $2.52 billion reported at December 31, 2013 and $2.06 billion reported at June 30, 2013. Mortgage loans held for sale increased from $67.3 million at December 31, 2013 to $81.5 million at June 30, 2014. Legacy loans (excluding purchased non-covered and covered loans) increased $151.6 million, from $1.62 billion at December 31, 2013 to $1.77 billion at June 30, 2014. Purchased non-covered loans increased $253.4 million, from $448.8 million at December 31, 2013 to $702.1 million at June 30, 2014. Covered loans decreased $58.9 million, from $390.2 million at December 31, 2013 to $331.3 million at June 30, 2014.

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

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for the probable incurred losses in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Company’s Board of Directors. The review that management has developed primarily focuses on risk by evaluating individual loans in certain risk categories. These categories have also been established by management and take the form of loan grades. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses.

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

For the six-month period ended June 30, 2014, the Company recorded net charge-offs totaling $2.6 million, compared to $5.7 million for the period ended June 30, 2013. The provision for loan losses for the six months ended June 30, 2014 decreased to $3.1 million, compared to $7.1 million during the six-month period ended June 30, 2013. At the end of the second quarter of 2014, the allowance for loan losses totaled $22.3 million, or 1.26% of total legacy loans, compared to $22.4 million, or 1.38% of total legacy loans, at December 31, 2013 and $24.2 million, or 1.56% of total legacy loans, at June 30, 2013. The decrease in the allowance for loan losses as a percentage of non-covered loans reflects the improving credit quality trends in the loan portfolio.

The following table presents an analysis of the allowance for loan losses for the six months ended June 30, 2014 and 2013:

(Dollars in Thousands)	June 30, 2014	June 30, 2013
Balance of allowance for loan losses at beginning of period	$22,377	$23,593
Provision charged to operating expense	2,498	6,298
Charge-offs:
Commercial, financial and agricultural	908	734
Real estate – residential	933	2,107
Real estate – commercial and farmland	1,302	1,793
Real estate – construction and development	222	1,231
Consumer installment	214	371
Other	—	—

Total charge-offs	3,579	6,236

Recoveries:
Commercial, financial and agricultural	183	128
Real estate – residential	131	229
Real estate – commercial and farmland	152	13
Real estate – construction and development	204	4
Consumer installment	288	188
Other	—	—

Total recoveries	958	562

Net charge-offs	2,621	5,674

Balance of allowance for loan losses at end of period	$22,254	$24,217

Net annualized charge-offs as a percentage of average loans	0.30%	0.74%
Allowance for loan losses as a percentage of loans at end of period	1.26%	1.56%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $331.3 million, $390.2 million and $443.5 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $38.4 million, $45.9 million and $62.2 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at June 30, 2014, December 31, 2013 and June 30, 2013 was $49.2 million, $65.4 million and $105.5 million, respectively.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the six months ended June 30, 2014, the year ended December 31, 2013 and the six months ended June 30, 2013, the Company recorded provision for loan loss expense of $593,000, $1.5 million and $790,000, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively, with an associated write off of the remaining indemnification asset over the shorter of the life of the loan or the loss share agreement.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial and agricultural	$25,209	$26,550	$27,371
Real estate – construction and development	31,600	43,179	52,972
Real estate – commercial and farmland	188,643	224,451	255,102
Real estate – residential	85,518	95,173	107,107
Consumer installment	280	884	965

	$331,250	$390,237	$443,517

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

As of June 30, 2014, nonaccrual loans (excluding purchased non-covered and covered loans) totaled $22.1 million, a decrease of approximately $7.1 million since December 31, 2013. The decrease in nonaccrual loans is due to the success in the foreclosure and resolution process and a significant slowdown in the formation of new problem credits. Nonaccrual purchased non-covered loans totaled $15.8 million, an increase of approximately $9.1 million since December 31, 2013 due to the Coastal acquisition. Total non-performing assets as a percentage of total assets were 2.26%, 2.00% and 2.55% at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Non-performing assets at June 30, 2014, December 31, 2013 and June 30, 2013 were as follows:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Total nonaccrual loans (excluding purchased non-covered and covered loans)	$22,111	$29,203	$31,811
Nonaccrual purchased non-covered loans	15,770	6,659	—
Accruing loans delinquent 90 days or more	—	—	—
Foreclosed assets (excluding purchased assets)	35,373	33,351	39,885
Purchased, non-covered other real estate owned	16,598	4,276	—

Total non-performing assets	$89,852	$73,489	$71,696

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

Banks that are subject to the CRE guidance criteria are required to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

As of June 30, 2014, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2014 and December 31, 2013. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased on-covered and covered loans:

	June 30, 2014		December 31, 2013
(Dollars in Thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$245,030	9%	$220,726	9%
Multi-family loans	73,412	3%	67,607	3%
Nonfarm non-residential loans	1,276,979	45%	1,145,065	46%

Total CRE Loans	1,595,421	57%	1,433,398	58%
All other loan types	1,208,019	43%	1,024,046	42%

Total Loans	$2,803,440	100%	$2,457,444	100%

The following table outlines the percentage of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of June 30, 2014 and December 31, 2013:

	Internal Limit	June 30, 2014	December 31, 2013
		Actual	Actual
Construction and development	100%	71%	70%
Commercial real estate	300%	241%	232%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At June 30, 2014, the Company’s short-term investments were $44.8 million, compared to $205.0 million and $43.9 million at December 31, 2013 and June 30, 2013, respectively. The decrease in short-term investments during the first six months of 2014 is mostly due to the Company’s repayment of other borrowings that were recorded in the Prosperity acquisition. At June 30, 2014, $44.3 million of the balance was comprised of interest-bearing balances, the majority of which were at the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company had a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at June 30, 2014, December 31, 2013 and June 30, 2013 for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The fair value of these instruments amounted to a liability of approximately $1.1 million, $370,000 and $916,000 at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset with a fair value of approximately $2.6 million, $1.2 million and $1.6 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, No hedge ineffectiveness from cash flow hedges was recognized in the statement of earnings. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

The FRB, the FDIC and the GDBF have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks and to account for off-balance sheet exposure. The regulatory capital standards are defined by the following three key measurements:

a)	The “Leverage Ratio” is defined as Tier 1 capital to average assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a leverage ratio greater than or equal to 4.00%. For a bank to be considered “well capitalized”, it must maintain a leverage ratio greater than or equal to 5.00%.

b)	The “Core Capital Ratio” is defined as Tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a core capital ratio greater than or equal to 4.00%. For a bank to be considered “well capitalized”, it must maintain a core capital ratio greater than or equal to 6.00%.

c)	The “Total Capital Ratio” is defined as total capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a total capital ratio greater than or equal to 8.00%. For a bank to be considered “well capitalized”, it must maintain a total capital ratio greater than or equal to 10.00%.

As of June 30, 2014, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. On July 2, 2013, the FRB adopted a new regulatory capital framework as a part of the Basel III regulatory capital reforms. Management currently believes that Ameris will be in compliance with the revised capital requirements when they become applicable to the Company on January 1, 2015. The following table sets forth the regulatory capital ratios of Ameris at June 30, 2014, December 31, 2013 and June 30, 2013:

	June 30, 2014	December 31, 2013	June 30, 2013
Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.25%	11.33%	11.43%
Ameris Bank	9.77	11.93	11.32
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	13.32	14.35	18.04
Ameris Bank	14.11	15.06	17.91
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	14.26	15.32	19.30
Ameris Bank	15.04	16.03	19.16

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2014 and December 31, 2013, there were $100.3 million and $194.6 million, respectively, outstanding borrowings with the Company’s correspondent banks. There were no outstanding borrowings with the Company’s correspondent banks at June 30, 2013.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Investment securities available for sale to total deposits	15.80%	15.17%	16.21%	12.78%	12.94%
Loans (net of unearned income) to total deposits	82.72%	83.22%	81.94%	82.14%	81.84%
Interest-earning assets to total assets	87.22%	87.80%	87.68%	87.38%	86.23%
Interest-bearing deposits to total deposits	76.67%	76.79%	77.71%	80.54%	80.54%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2014 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are part of the Company’s program to manage interest rate sensitivity. At June 30, 2014, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. The Company also had forward contracts with a fair value of approximately $2.6 million at June 30, 2014 to hedge changes in the value of the mortgage inventory due to changes in market interest rates. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual and shock 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis.

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

During the quarter ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 8, 2014	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.1	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and Wells Fargo Bank, National Association dated as of August 27, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on July 1, 2014).

4.2	First Supplemental Indenture dated as of June 30, 2014 by and between Ameris Bancorp and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on July 1, 2014).

4.3	Form of Junior Subordinated Debt Security Due 2033 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on July 1, 2014).

4.4	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and U.S. Bank National Association dated as of December 14, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on July 1, 2014).

4.5	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp, Coastal Bankshares, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on July 1, 2014).

4.6	Form of Junior Subordinated Debt Security Due 2035 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on July 1, 2014).

10.1	Executive Employment Agreement with James A. LaHaise dated as of June 30, 2014.[t]

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

[t]	Management contract or other compensatory plan or arrangement.

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended June 30, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.