Form 10-Q
period 2014-09-30
Ameris Bancorp
filed 2014-11-07
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 28,160,598 shares of Common Stock outstanding as of October 31, 2014.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30, 2014	December 31, 2013	September 30, 2013
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$69,421	$62,955	$53,516
Federal funds sold and interest-bearing accounts	40,165	204,984	73,899
Investment securities available for sale, at fair value	529,509	486,235	312,248
Other investments	12,687	16,828	7,764
Mortgage loans held for sale	110,059	67,278	69,634
Loans, net of unearned income	1,848,759	1,618,454	1,589,267
Purchased loans not covered by FDIC loss share agreements (“purchased non-covered loans”)	673,724	448,753	—
Purchased loans covered by FDIC loss share agreements (“covered loans”)	313,589	390,237	417,649
Less: allowance for loan losses	(22,212)	(22,377)	(23,854)

Loans, net	2,813,860	2,435,067	1,983,062

Other real estate owned, net	35,320	33,351	37,978
Purchased, non-covered other real estate owned, net	13,660	4,276	—
Covered other real estate owned, net	28,883	45,893	52,552

Total other real estate owned, net	77,863	83,520	90,530

Premises and equipment, net	98,752	103,188	65,661
FDIC loss-share receivable	38,233	65,441	81,763
Other intangible assets, net	9,114	6,009	1,972
Goodwill	58,879	35,049	956
Cash value of bank owned life insurance	58,217	49,432	49,095
Other assets	82,649	51,663	28,402

Total assets	$3,999,408	$3,667,649	$2,818,502

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$816,517	$668,531	$475,505
Interest-bearing	2,556,602	2,330,700	1,967,916

Total deposits	3,373,119	2,999,231	2,443,421
Securities sold under agreements to repurchase	32,351	83,516	20,255
Other borrowings	147,409	194,572	5,000
Other liabilities	27,615	18,165	17,201
Subordinated deferrable interest debentures	65,084	55,466	42,269

Total liabilities	3,645,578	3,350,950	2,528,146

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0, 28,000 and 28,000 shares issued and outstanding	—	28,000	27,938
Common stock, par value $1; 100,000,000 shares authorized; 28,157,898; 26,461,769 and 25,270,851 issued	28,158	26,462	25,271
Capital surplus	224,142	189,722	165,835
Retained earnings	109,170	83,991	83,025
Accumulated other comprehensive income (loss)	3,974	(294)	(531)
Treasury stock, at cost, 1,383,496; 1,363,342 and 1,363,342 shares	(11,614)	(11,182)	(11,182)

Total stockholders’ equity	353,830	316,699	290,356

Total liabilities and stockholders’ equity	$3,999,408	$3,667,649	$2,818,502

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$39,610	$29,633	$109,376	$88,208
Interest on taxable securities	3,034	1,720	8,972	5,136
Interest on nontaxable securities	496	352	1,143	1,071
Interest on deposits in other banks and federal funds sold	46	44	175	158

Total interest income	43,186	31,749	119,666	94,573

Interest expense
Interest on deposits	2,540	2,025	6,928	6,334
Interest on other borrowings	1,514	404	3,858	1,105

Total interest expense	4,054	2,429	10,786	7,439

Net interest income	39,132	29,320	108,880	87,134
Provision for loan losses	1,669	2,920	4,760	10,008

Net interest income after provision for loan losses	37,463	26,400	104,120	77,126

Noninterest income
Service charges on deposit accounts	6,659	4,948	18,092	14,480
Mortgage banking activity	7,498	5,232	19,510	14,697
Other service charges, commissions and fees	690	593	2,004	1,539
Gain (loss) on sale of securities	132	—	138	171
Other noninterest income	2,922	1,515	6,730	4,145

Total noninterest income	17,901	12,288	46,474	35,032

Noninterest expense
Salaries and employee benefits	20,226	14,412	54,562	41,599
Occupancy and equipment	4,669	3,149	12,804	9,058
Advertising and marketing expenses	594	434	2,022	1,016
Amortization of intangible assets	698	346	1,668	1,068
Data processing and telecommunications expenses	3,928	3,072	11,322	8,478
Credit resolution related expenses	3,186	2,971	8,216	10,164
Merger and conversion charges	551	512	3,873	512
Other noninterest expenses	4,727	3,853	14,669	12,426

Total noninterest expense	38,579	28,749	109,136	84,321

Income before income tax expense	16,785	9,939	41,458	27,837
Income tax expense	5,122	3,262	13,315	9,197

Net income	11,663	6,677	28,143	18,640
Less preferred stock dividends and discount accretion	—	443	286	1,326

Net income available to common shareholders	$11,663	$6,234	$27,857	$17,314

Other comprehensive income (loss)
Unrealized holding gain (loss) arising during period on investment securities available for sale, net of tax of $114, $2,158, ($2,610) and $4,375	(211)	(4,007)	4,847	(8,125)
Reclassification adjustment for losses (gains) included in earnings, net of tax of $46, $0, $48 and $60	(86)	—	(90)	(111)
Unrealized gain (loss) on cash flow hedges arising during period, net of tax of ($80), $57, $264 and ($591)	149	(106)	(489)	1,098

Other comprehensive income (loss)	(148)	(4,113)	4,268	(7,138)

Total comprehensive income	$11,515	$2,564	$32,411	$11,502

Basic earnings per common share	$0.44	$0.26	$1.08	$0.72

Diluted earnings per common share	$0.43	$0.26	$1.07	$0.71

Dividends declared per common share	$0.05	$—	$0.10	$—

Weighted average common shares outstanding
Basic	26,773	23,901	25,705	23,883
Diluted	27,161	24,316	26,099	24,298

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands, except per share data)

(Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Issued at beginning of period	28,000	$28,000	28,000	$27,662
Repurchase of preferred stock	(28,000)	(28,000)	—	—
Accretion of fair value of warrant	—	—	—	276

Issued at end of period	—	$—	28,000	$27,938
COMMON STOCK
Issued at beginning of period	26,461,769	$26,462	25,154,818	$25,155
Issuance of restricted shares	68,047	68	83,400	83
Issuance of common stock	1,598,998	1,599	—	—
Cancellation of restricted shares	—	—	(1,000)	(1)
Proceeds from exercise of stock options	29,084	29	33,633	34

Issued at end of period	28,157,898	$28,158	25,270,851	$25,271
CAPITAL SURPLUS
Balance at beginning of period		$189,722		$164,949
Stock-based compensation		1,230		592
Issuance of common stock		32,875		—
Proceeds from exercise of stock options		383		376
Issuance of restricted shares		(68)		(83)
Cancellation of restricted shares		—		1

Balance at end of period		$224,142		$165,835
RETAINED EARNINGS
Balance at beginning of period		$83,991		$65,710
Net income		28,143		18,640
Cash dividends declared, $0.10 per share		(2,678)		—
Dividends on preferred shares		(286)		(1,050)
Accretion of fair value of warrant		—		(275)

Balance at end of period		$109,170		$83,025
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$(294)		$6,607
Other comprehensive income (loss)		4,268		(7,138)

Balance at end of period		$3,974		$(531)
TREASURY STOCK
Balance at beginning of period	(1,363,342)	$(11,182)	(1,355,050)	$(11,066)
Purchase of treasury shares	(20,154)	(432)	(8,292)	(116)

Balance at end of period	(1,383,496)	$(11,614)	(1,363,342)	$(11,182)

TOTAL STOCKHOLDERS’ EQUITY		$353,830		$290,356

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$28,143	$18,640
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	5,850	3,683
Stock based compensation expense	1,230	592
Net gains on sale or disposal of premises and equipment	(615)	(61)
Net losses or write-downs on sale of other real estate owned	2,344	5,646
Provision for loan losses	4,760	10,008
Accretion of discount on covered loans	(20,822)	(36,552)
Accretion of discount on purchased non-covered loans	(5,840)	—
Accretion of FDIC loss-share receivable, net of amortization of FDIC clawback payable	8,699	19,721
Increase in cash surrender value of BOLI	(973)	(898)
Amortization of intangible assets	1,668	1,068
Net amortization of investment securities available for sale	2,609	2,531
Originations of mortgage loans held for sale	(504,164)	(399,606)
Proceeds from sales of mortgage loans held for sale	468,671	378,758
Net gains on securities available for sale	(138)	(171)
Change attributable to other operating activities	3,685	15,843

Net cash provided by (used in) operating activities	(4,893)	19,202

Cash flows from investing activities, net of effect of business combinations:
Net decrease in federal funds sold and interest-bearing deposits	180,742	119,778
Proceeds from maturities of securities available for sale	37,706	43,474
Purchase of securities available for sale	(102,340)	(61,445)
Proceeds from sales of securities available for sale	92,975	36,669
Purchase of bank owned life insurance	—	(30,000)
Net increase in loans, excluding purchased non-covered and covered loans	(243,809)	(155,447)
Payments received on purchased non-covered loans	58,350	—
Payments received on covered loans	85,946	96,629
Payments received from FDIC under loss share agreements	18,509	58,240
Proceeds from sales of other real estate owned	31,913	55,270
Decrease in restricted equity securities, net	5,116	—
Proceeds from sales of premises and equipment	1,213	1,889
Purchases of premises and equipment	(3,779)	(4,136)
Net cash proceeds received from acquisitions	1,099	—

Net cash provided by investing activities	163,641	160,921

Cash flows from financing activities, net of effect of business combinations:
Net increase/(decrease) in deposits	4,864	(181,242)
Net decrease in securities sold under agreements to repurchase	(56,593)	(29,865)
Repayment of other borrowings	(187,032)	—
Proceeds from other borrowings	117,463	5,000
Redemption of preferred stock	(28,000)	—
Dividends paid—preferred stock	(286)	(1,050)
Dividends paid—common stock	(2,678)	—
Purchase of treasury shares	(432)	(116)
Proceeds from exercise of stock options	412	410

Net cash used in financing activities	(152,282)	(206,863)

Net increase (decrease) in cash and due from banks	6,466	(26,740)
Cash and due from banks at beginning of period	62,955	80,256

Cash and due from banks at end of period	$69,421	$53,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the period for:
Interest	$10,773	$7,840
Income taxes	$15,008	$11,304
Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$9,268	$8,329
Purchased non-covered loans transferred to other real estate owned	$1,955	$—
Covered loans transferred to other real estate owned	$10,840	$28,725
Issuance of common stock in acquisitions	$34,474	$—

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly-owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2014, the Bank operated 74 retail branches and 11 mortgage offices in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within the Company’s established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of their market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

ASU 2013-11—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of these revisions did not have a material impact on the Company’s results of operations, financial position or disclosures.

NOTE 2 – BUSINESS COMBINATIONS

Coastal Bankshares, Inc.

On June 30, 2014, the Company completed its acquisition of The Coastal Bankshares, Inc. (“Coastal”), a bank holding company headquartered in Savannah, Georgia. Upon consummation of the acquisition, Coastal was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Coastal’s wholly owned banking subsidiary, The Coastal Bank (“Coastal Bank”), was also merged with and into the Bank. The acquisition grew the Company’s existing market presence, as Coastal Bank had a total of six banking locations in Chatham, Liberty and Effingham Counties, Georgia. Coastal’s common shareholders received 0.4671 of a share of the Company’s common stock in exchange for each share of Coastal’s common stock. As a result, the Company issued 1,598,998 common shares at a fair value of $34.5 million and paid $2.8 million cash in exchange for outstanding warrants.

The acquisition of Coastal was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third quarter of 2014, management revised its initial estimates regarding the valuation of other real estate owned. In addition, during the third quarter of 2014, management completed its assessment and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Sections 382 of the Internal Revenue Code of 1986, as amended.

The following table presents the assets acquired and liabilities of Coastal assumed as of June 30, 2014 and their fair value estimates:

(Dollars in Thousands)	As Recorded by Coastal	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$3,895	$—		$—		$3,895
Federal funds sold and interest-bearing balances	15,923	—		—		15,923
Investment securities	67,266	(500	)(a)	—		66,766
Other investments	975	—		—		975
Mortgage loans held for sale	7,288	—		—		7,288
Loans	296,141	(16,700	)(b)	—		279,441
Less allowance for loan losses	(3,218)	3,218	(c)	—		—

Loans, net	292,923	(13,482)		—		279,441
Other real estate owned	14,992	(3,528	)(d)	(2,600	)(g)	8,864
Premises and equipment	11,882	—		—		11,882
Intangible assets	507	4,266	(e)	—		4,773
Other assets	22,710	—		2,624	(h)	25,334

Total assets	$438,361	$(13,244)		$24		$425,141

Liabilities
Deposits:
Noninterest-bearing	$80,012	$—		$—		$80,012
Interest-bearing	289,012	—		—		289,012

Total deposits	369,024	—		—		369,024
Federal funds purchased and securities sold under agreements to repurchase	5,428	—		—		5,428
Other borrowings	22,005	—		—		22,005
Other liabilities	6,192	—		—		6,192
Subordinated deferrable interest debentures	15,465	(6,413	)(f)	—		9,052

Total liabilities	418,114	(6,413)		—		411,701

Net identifiable assets acquired over (under) liabilities assumed	20,247	(6,831)		—		13,440
Goodwill	—	23,854		24		23,830

Net assets acquired over (under) liabilities assumed	$20,247	$17,023		$—		$37,270

Consideration:
Ameris Bancorp common shares issued	1,598,998
Purchase price per share of the Company’s common stock	$21.56

Company common stock issued	34,474
Cash exchanged for shares	2,796

Fair value of total consideration transferred	$37,270

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Coastal’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(f)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(g)	Adjustment reflects the additional fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(h)	Adjustment reflects the deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

Goodwill of $23.8 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Coastal acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

The results of operations of Coastal subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisition had occurred on January 1, 2013, unadjusted for potential cost savings (in thousands).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Net interest income and noninterest income	$46,373	$165,913	$137,590
Net income	$6,680	$26,275	$19,733
Net income available to common stockholders	$6,237	$25,989	$18,407
Income per common share available to common stockholders – basic	$0.24	$0.95	$0.72
Income per common share available to common stockholders – diluted	$0.24	$0.94	$0.71
Average number of shares outstanding, basic	25,500	27,304	25,482
Average number of shares outstanding, diluted	25,915	27,698	25,897

In the acquisition, the Company purchased $279.4 million of loans at fair value, net of $16.7 million, or 5.64%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $29.3 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payment, management’s estimate of expected total cash payments and fair value of the loans as of acquisition date for purchased credit impaired loans. Contractually required principal and interest payment have been adjusted for estimated prepayments.

Contractually required principal and interest	$38,194
Non-accretable difference	(5,632)

Cash flows expected to be collected	32,562
Accretable yield	(3,282)

Total purchased credit-impaired loans acquired	$29,280

Prosperity Banking Company

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

Goodwill of $34.1 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Prosperity acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

The results of operations of Prosperity subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisition had occurred on January 1, 2013, unadjusted for potential cost savings (in thousands).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Net interest income and noninterest income	$48,541	$142,390
Net income	$7,214	$18,729
Net income available to common stockholders	$6,771	$17,403
Income per common share available to common stockholders – basic	$0.27	$0.69
Income per common share available to common stockholders – diluted	$0.27	$0.68
Average number of shares outstanding, basic	25,070	25,052
Average number of shares outstanding, diluted	25,485	25,467

In the acquisition, the Company purchased $449.7 million of loans at fair value, net of $37.7 million, or 7.73%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $67.2 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payment, management’s estimate of expected total cash payments and fair value of the loans as of acquisition date for purchased credit impaired loans. Contractually required principal and interest payment have been adjusted for estimated prepayments.

Contractually required principal and interest	$92,461
Non-accretable difference	(14,311)

Cash flows expected to be collected	78,150
Accretable yield	(10,985)

Total purchased credit-impaired loans acquired	$67,165

On the dates of acquisition, the Company estimated the future cash flows on each individual loan and made the necessary adjustments to reflect the asset at fair value. At each quarter end subsequent to the acquisition dates, the Company revises the estimates of future cash flows based on current information and makes the necessary adjustments to carrying value. The adjustments are performed on a loan-by-loan basis and have resulted in the Company recording a $4,000 provision for loan loss expense during the three month period ended September 30, 2014. There were no adjustments needed during the twelve months ended December 31, 2013 and the nine months ended September 30, 2013.

A rollforward of purchased non-covered loans with deterioration of credit quality for the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013 is shown below:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Balance, January 1	$67,165	$—	$—
Charge-offs, net of recoveries	(4)	—	—
Additions due to acquisitions	29,280	67,165	—
Other (loan payments, transfers, etc.)	(4,440)	—	—

Ending balance	$92,001	$67,165	$—

A rollforward of purchased non-covered loans without deterioration of credit quality for the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013 is shown below:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Balance, January 1	$381,588	$—	$—
Additions due to acquisitions	250,161	382,531	—
Loan payments, transfers, etc.	(50,026)	(943)	—

Ending balance	$581,723	$381,588	$—

The following is a summary of changes in the accretable discounts of purchased non-covered loans during the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Balance, January 1	$26,189	$—	$—
Additions due to acquisitions	7,799	26,189	—
Accretion	(5,840)	—	—
Other activity, net	916	—	—

Ending balance	$29,064	$26,189	$—

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2014, December 31, 2013 and September 30, 2013 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2014:
U. S. government agencies	$14,951	$—	$(491)	$14,460
State, county and municipal securities	134,641	3,708	(714)	137,635
Corporate debt securities	10,801	237	(73)	10,965
Mortgage-backed securities	364,399	4,493	(2,443)	366,449

Total securities	$524,792	$8,438	$(3,721)	$529,509

December 31, 2013:
U. S. government agencies	$14,947	$—	$(1,021)	$13,926
State, county and municipal securities	112,659	2,269	(2,174)	112,754
Corporate debt securities	10,311	275	(261)	10,325
Collateralized debt obligations	1,480	—	—	1,480
Mortgage-backed securities	349,441	2,347	(4,038)	347,750

Total securities	$488,838	$4,891	$(7,494)	$486,235

September 30, 2013:
U. S. government agencies	$14,945	$—	$(1,028)	$13,917
State, county and municipal securities	112,643	2,331	(2,035)	112,939
Corporate debt securities	10,314	280	(856)	9,738
Mortgage-backed securities	176,818	2,714	(3,878)	175,654

Total securities	$314,720	$5,325	$(7,797)	$312,248

The amortized cost and fair value of available-for-sale securities at September 30, 2014 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. The weighted average life of these securities is less than 4.5 years and modeled not to extend beyond 6 years in an increasing rate scenario. Therefore, these securities are not included in the following maturity summary:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$10,647	$10,844
Due from one year to five years	35,432	36,856
Due from five to ten years	66,554	67,094
Due after ten years	47,760	48,266
Mortgage-backed securities	364,399	366,449

	$524,792	$529,509

Securities with a carrying value of approximately $265.9 million serve as collateral to secure public deposits and for other purposes required or permitted by law at September 30, 2014, compared to $399.0 million and $217.3 million at December 31, 2013 and September 30, 2013, respectively.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2014, December 31, 2013 and September 30, 2013.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2014:
U. S. government agencies	$—	$—	$14,460	$(491)	$14,460	$(491)
State, county and municipal securities	10,296	(98)	22,696	(616)	32,992	(714)
Corporate debt securities	—	—	4,997	(73)	4,997	(73)
Mortgage-backed securities	71,050	(416)	51,314	(2,027)	122,364	(2,443)

Total temporarily impaired securities	$81,346	$(514)	$93,467	$(3,207)	$174,813	$(3,721)

December 31, 2013:
U. S. government agencies	$13,926	$(1,021)	$—	$—	$13,926	$(1,021)
State, county and municipal securities	47,401	(1,882)	3,794	(292)	51,195	(2,174)
Corporate debt securities	—	—	4,826	(261)	4,826	(261)
Collateralized debt obligations	—	—	—	—	—	—
Mortgage-backed securities	94,989	(2,493)	23,388	(1,545)	118,377	(4,038)

Total temporarily impaired securities	$156,316	$(5,396)	$32,008	$(2,098)	$188,324	$(7,494)

September 30, 2013:
U. S. government agencies	$13,917	$(1,028)	$—	$—	$13,917	$(1,028)
State, county and municipal securities	46,516	(1,735)	3,807	(300)	50,323	(2,035)
Corporate debt securities	—	—	4,235	(856)	4,235	(856)
Mortgage-backed securities	90,639	(3,878)	—	—	90,639	(3,878)

Total temporarily impaired securities	$151,072	$(6,641)	$8,042	$(1,156)	$159,114	$(7,797)

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2014, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2014, these investments are not considered impaired on an other-than-temporary basis.

At September 30, 2014, December 31, 2013 and September 30, 2013, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the nine months ended September 30, 2014, year ended December 31, 2013 and nine months ended September 30, 2013:

	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Gross gains on sales of securities	$141	$353	$353
Gross losses on sales of securities	(3)	(182)	(182)

Net realized gains on sales of securities available for sale	$138	$171	$171

Sales proceeds	$92,975	$36,669	$36,669

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural	$334,783	$244,373	$244,991
Real estate – construction and development	154,315	146,371	132,277
Real estate – commercial and farmland	882,160	808,323	799,149
Real estate – residential	436,515	366,882	355,920
Consumer installment	31,403	34,249	36,303
Other	9,583	18,256	20,627

	$1,848,759	$1,618,454	$1,589,267

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the FDIC. Purchased non-covered loans totaling $673.7 million and $448.8 million at September 30, 2014 and December 31, 2013, respectively, are not included in the above schedule. There were no purchased non-covered loans at September 30, 2013.

Purchased non-covered loans are shown below according to major loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural	$38,077	$32,141	$—
Real estate – construction and development	60,262	31,176	—
Real estate – commercial and farmland	296,790	179,898	—
Real estate – residential	273,347	200,851	—
Consumer installment	5,248	4,687	—

	$673,724	$448,753	$—

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $313.6 million, $390.2 million and $417.6 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, are not included in the above schedule.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural	$22,545	$26,550	$27,768
Real estate – construction and development	27,756	43,179	50,702
Real estate – commercial and farmland	180,566	224,451	237,086
Real estate – residential	82,445	95,173	101,146
Consumer installment	277	884	947

	$313,589	$390,237	$417,649

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural	$2,695	$4,103	$4,198
Real estate – construction and development	3,037	3,971	4,229
Real estate – commercial and farmland	8,983	8,566	9,548
Real estate – residential	7,608	12,152	13,303
Consumer installment	487	411	442

	$22,810	$29,203	$31,720

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural	$54	$11	$—
Real estate – construction and development	1,969	325	—
Real estate – commercial and farmland	8,776	1,653	—
Real estate – residential	6,132	4,658	—
Consumer installment	76	12	—

	$17,007	$6,659	$—

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural	$8,441	$7,257	$7,872
Real estate – construction and development	8,896	14,781	16,582
Real estate – commercial and farmland	14,617	33,495	37,079
Real estate – residential	7,227	13,278	13,028
Consumer installment	102	341	350

	$39,283	$69,152	$74,911

The following table presents an aging analysis of loans, excluding purchased non-covered and covered past due loans as of September 30, 2014, December 31, 2013 and September 30, 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$271	$400	$2,483	$3,154	$331,629	$334,783	$—
Real estate – construction & development	1,232	285	2,899	4,416	149,899	154,315	—
Real estate – commercial & farmland	3,025	484	8,918	12,427	869,733	882,160	—
Real estate – residential	4,416	2,085	7,303	13,804	422,711	436,515	—
Consumer installment loans	333	113	396	842	30,561	31,403	—
Other	—	—	—	—	9,583	9,583	—

Total	$9,277	$3,367	$21,999	$34,643	$1,814,116	$1,848,759	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$10,893	$272	$4,081	$15,246	$229,127	$244,373	$—
Real estate – construction & development	1,026	69	3,935	5,030	141,341	146,371	—
Real estate – commercial & farmland	3,981	1,388	7,751	13,120	795,203	808,323	—
Real estate – residential	5,422	1,735	11,587	18,744	348,138	366,882	—
Consumer installment loans	568	197	305	1,070	33,179	34,249	—
Other	—	—	—	—	18,256	18,256	—

Total	$21,890	$3,661	$27,659	$53,210	$1,565,244	$1,618,454	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2013:
Commercial, financial & agricultural	$623	$297	$4,107	$5,027	$239,964	$244,991	$—
Real estate – construction & development	1,200	794	4,229	6,223	126,054	132,277	—
Real estate – commercial & farmland	3,883	2,458	9,523	15,864	783,285	799,149	—
Real estate – residential	5,515	3,531	11,818	20,864	335,056	355,920	—
Consumer installment loans	497	255	327	1,079	35,224	36,303	—
Other	—	—	—	—	20,627	20,627	—

Total	$11,718	$7,335	$30,004	$49,057	$1,540,210	$1,589,267	$—

The following table presents an aging analysis of purchased non-covered past due loans based on the recorded basis as of September 30, 2014 and December 31, 2013. There were no purchased non-covered loans as of September 30, 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$33	$46	$55	$134	$37,943	$38,077	$—
Real estate – construction & development	520	135	3,069	3,724	56,538	60,262	1,100
Real estate – commercial & farmland	3,497	1,227	8,266	12,990	283,800	296,790	258
Real estate – residential	3,915	1,440	5,929	11,284	262,063	273,347	—
Consumer installment loans	36	5	76	117	5,131	5,248	—

Total	$8,001	$2,853	$17,395	$28,249	$645,475	$673,724	$1,358

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$370	$70	$11	$451	$31,690	$32,141	$—
Real estate – construction & development	1,008	89	325	1,422	29,754	31,176	—
Real estate – commercial & farmland	6,851	2,064	1,516	10,431	169,467	179,898	—
Real estate – residential	4,667	1,074	3,428	9,169	191,682	200,851	—
Consumer installment loans	7	17	9	33	4,654	4,687	—

Total	$12,903	$3,314	$5,289	$21,506	$427,247	$448,753	$—

The following table presents an aging analysis of covered loans as of September 30, 2014, December 31, 2013 and September 30, 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$568	$188	$1,978	$2,734	$19,811	$22,545	$—
Real estate – construction & development	632	72	8,659	9,363	18,393	27,756	—
Real estate – commercial & farmland	7,100	322	8,930	16,352	164,214	180,566	305
Real estate – residential	2,694	1,473	5,563	9,730	72,715	82,445	65
Consumer installment loans	2	7	101	110	167	277	—

Total	$10,996	$2,062	$25,231	$38,289	$275,300	$313,589	$370

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$3,966	$12	$6,165	$10,143	$16,407	$26,550	$—
Real estate – construction & development	843	144	14,055	15,042	28,137	43,179	—
Real estate – commercial & farmland	8,482	4,350	26,428	39,260	185,191	224,451	346
Real estate – residential	7,648	1,914	10,244	19,806	75,367	95,173	—
Consumer installment loans	51	14	305	370	514	884	—

Total	$20,990	$6,434	$57,197	$84,621	$305,616	$390,237	$346

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2013:
Commercial, financial & agricultural	$319	$50	$6,695	$7,064	$20,704	$27,768	$—
Real estate – construction & development	2,831	658	15,781	19,270	31,432	50,702	266
Real estate – commercial & farmland	7,365	5,350	30,503	43,218	193,868	237,086	568
Real estate – residential	2,980	1,727	11,078	15,785	85,361	101,146	823
Consumer installment loans	49	—	311	360	587	947	—

Total	$13,544	$7,785	$64,368	$85,697	$331,952	$417,649	$1,657

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

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Period Ended
	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Nonaccrual loans	$22,810	$29,203	$31,720
Troubled debt restructurings not included above	17,261	17,214	17,024

Total impaired loans	$40,071	$46,417	$48,744

Quarter-to-date interest income recognized on impaired loans	$117	$54	$17

Year-to-date interest income recognized on impaired loans	$799	$522	$468

Quarter-to-date foregone interest income on impaired loans	$138	$30	$216

Year-to-date foregone interest income on impaired loans	$161	$418	$388

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of September 30, 2014, December 31, 2013 and September 30, 2013.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$4,445	$8	$2,943	$2,951	$631	$2,402	$3,285
Real estate – construction & development	8,824	211	4,743	4,954	612	5,243	5,596
Real estate – commercial & farmland	18,955	7,311	8,753	16,064	1,698	16,242	16,312
Real estate – residential	18,251	5,635	9,946	15,581	1,286	15,356	17,169
Consumer installment loans	606	—	521	521	10	517	516

Total	$51,081	$13,165	$26,906	$40,071	$4,237	$39,760	$42,878

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$6,240	$—	$4,618	$4,618	$435	$4,669	$4,844
Real estate – construction & development	11,363	—	5,867	5,867	512	6,011	8,341
Real estate – commercial & farmland	18,456	—	15,479	15,479	1,443	15,860	17,559
Real estate – residential	24,342	—	19,970	19,970	1,472	20,571	20,335
Consumer installment loans	623	—	483	483	9	469	642

Total	$61,024	$—	$46,417	$46,417	$3,871	$47,580	$51,721

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2013:
Commercial, financial & agricultural	$7,401	$—	$4,719	$4,719	$820	$5,052	$4,900
Real estate – construction & development	14,299	—	6,155	6,155	821	6,775	8,960
Real estate – commercial & farmland	18,628	—	16,241	16,241	1,999	16,366	18,079
Real estate – residential	24,701	—	21,174	21,174	1,530	20,533	20,427
Consumer installment loans	565	—	455	455	10	559	681

Total	$65,594	$—	$48,744	$48,744	$5,180	$49,285	$53,047

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Period Ended
	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Nonaccrual loans	$17,007	$6,659	$—
Troubled debt restructurings not included above	583	—	—

Total impaired loans	$17,590	$6,659	$—

Quarter-to-date interest income recognized on impaired loans	$19	$—	$—

Year-to-date interest income recognized on impaired loans	$35	$—	$—

Quarter-to-date foregone interest income on impaired loans	$18	$—	$—

Year-to-date foregone interest income on impaired loans	$176	$—	$—

The following table presents an analysis of information pertaining to impaired purchased non-covered loans as of September 30, 2014 and December 31, 2013. There were no purchased non-covered loans as of September 30, 2013:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$438	$54	$—	$54	$—	$98	$81
Real estate – construction & development	3,794	2,274	—	2,274	—	2,273	1,501
Real estate – commercial & farmland	12,354	8,776	—	8,776	—	7,712	5,976
Real estate – residential	9,610	6,407	—	6,407	—	6,533	6,233
Consumer installment loans	184	79	—	79	—	64	43

Total	$26,380	$17,590	$—	$17,590	$—	$16,680	$13,834

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$19	$11	$—	$11	$—	$1	$—
Real estate – construction & development	542	325	—	325	—	25	6
Real estate – commercial & farmland	2,673	1,653	—	1,653	—	126	32
Real estate – residential	7,712	4,658	—	4,658	—	354	90
Consumer installment loans	20	12	—	12	—	1	—

Total	$10,996	$6,659	$—	$6,659	$—	$507	$128

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Nonaccrual loans	$39,283	$69,152	$74,911
Troubled debt restructurings not included above	22,757	22,243	21,184

Total impaired loans	$62,040	$91,395	$96,095

Quarter-to-date interest income recognized on impaired loans	$176	$175	$9

Year-to-date interest income recognized on impaired loans	$1,115	$968	$793

Quarter-to-date foregone interest income on impaired loans	$—	$44	$44

Year-to-date foregone interest income on impaired loans	$94	$330	$286

The following table presents an analysis of information pertaining to impaired covered loans as of September 30, 2014, December 31, 2013 and September 30, 2013:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$11,356	$8,467	$—	$8,467	$—	$10,367	$9,511
Real estate – construction & development	13,268	11,920	—	11,920	—	11,484	14,760
Real estate – commercial & farmland	26,624	23,118	—	23,118	—	23,562	29,904
Real estate – residential	20,331	18,430	—	18,430	—	19,112	21,456
Consumer installment loans	134	105	—	105	—	116	177

Total	$71,713	$62,040	$—	$62,040	$—	$64,641	$75,808

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$9,680	$7,270	$—	$7,270	$—	$7,577	$8,696
Real estate – construction & development	20,915	18,037	—	18,037	—	19,464	21,794
Real estate – commercial & farmland	46,612	40,749	—	40,749	—	42,014	51,584
Real estate – residential	29,089	24,998	—	24,998	—	24,345	28,452
Consumer installment loans	394	341	—	341	—	346	304

Total	$106,690	$91,395	$—	$91,395	$—	$93,745	$110,830

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2013:
Commercial, financial & agricultural	$10,645	$7,884	$—	$7,884	$—	$8,327	$9,052
Real estate – construction & development	25,401	20,890	—	20,890	—	21,860	22,734
Real estate – commercial & farmland	51,105	43,279	—	43,279	—	48,558	54,292
Real estate – residential	28,078	23,692	—	23,692	—	24,810	29,316
Consumer installment loans	404	350	—	350	—	318	295

Total	$115,633	$96,095	$—	$96,095	$—	$103,872	$115,689

Credit Quality Indicators

The Company uses a nine category risk grading system to assign a risk grade to each loan in the portfolio. Every loan is assigned a risk rating, with the exception of credit card receivables and overdraft protection loans which are treated as pools and assigned a risk rating. All relationships greater than $1.0 million and the majority of relationships greater than $250,000 are reviewed annually by the Bank’s independent internal loan review department or an independent third party loan review. The following is a description of the general characteristics of the grades:

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

Grade 20 – Satisfactory Credit – This grade is assigned to loans of borrowers who exhibit satisfactory credit histories, contain acceptable loan structures and demonstrate the ability to repay.

Grade 23 – Performing, Under-Collateralized Credit – This grade is assigned to loans that are currently performing and supported by adequate financial information that reflects repayment capacity but exhibit a loan-to-value ratio greater than 110%, based on a documented collateral valuation.

Grade 25 – Minimum Acceptable Credit – This grade includes loans which exhibit all the characteristics of a Satisfactory Credit, but warrant more than a normal level of banker supervision due to (i) circumstances which elevate the risks of performance (such as start-up operations, untested management, heavy leverage and interim losses); (ii) adverse, extraordinary events that have affected, or could affect, the borrower’s cash flow, financial condition, ability to continue operating profitability or refinancing (such as death of principal, fire and divorce); (iii) loans that require more than the normal servicing requirements (such as any type of construction financing, acquisition and development loans, accounts receivable or inventory loans and floor plan loans); (iv) existing technical exceptions which raise some doubts about the Bank’s perfection in its collateral position or the continued financial capacity of the borrower; or (v) improvements in formerly criticized borrowers, which may warrant banker supervision.

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of September 30, 2014.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$114,298	$171	$251	$479	$6,287	$—	$121,486
15	29,665	4,114	136,303	51,508	1,124	—	222,714
20	110,337	50,427	478,551	241,457	17,700	9,583	908,055
23	186	9,292	9,574	9,469	305	—	28,826
25	73,251	83,245	217,226	105,635	4,842	—	484,199
30	3,438	1,781	16,217	10,060	254	—	31,750
40	3,608	5,285	23,950	17,907	890	—	51,640
50	—	—	88	—	—	—	88
60	—	—	—	—	1	—	1

Total	$334,783	$154,315	$882,160	$436,515	$31,403	$9,583	$1,848,759

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2013.

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$66,983	$—	$265	$419	$6,714	$—	$74,381
15	24,789	4,655	147,157	52,335	1,276	—	230,212
20	93,852	45,195	431,790	165,339	18,619	18,256	773,051
23	127	8,343	10,219	12,641	274	—	31,604
25	50,373	78,736	181,645	103,427	6,310	—	420,491
30	2,111	2,876	11,849	13,558	197	—	30,591
40	6,011	6,566	25,398	19,153	859	—	57,987
50	127	—	—	10	—	—	137
60	—	—	—	—	—	—	—

Total	$244,373	$146,371	$808,323	$366,882	$34,249	$18,256	$1,618,454

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of September 30, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$65,033	$—	$278	$420	$7,028	$—	$72,759
15	20,668	5,080	147,355	56,464	1,243	—	230,810
20	89,216	37,765	421,669	142,186	19,691	20,627	731,154
23	97	7,085	10,054	13,275	218	—	30,729
25	60,407	72,942	183,371	109,604	7,034	—	433,358
30	3,019	2,264	12,089	11,427	153	—	28,952
40	6,326	7,141	24,333	22,534	936	—	61,270
50	225	—	—	10	—	—	235
60	—	—	—	—	—	—	—

Total	$244,991	$132,277	$799,149	$355,920	$36,303	$20,627	$1,589,267

The following table presents the purchased non-covered loan portfolio by risk grade as of September 30, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$3,187	$—	$—	$292	$486	$—	$3,965
15	5,023	447	14,136	15,336	519	—	35,461
20	11,230	12,345	90,915	64,178	2,034	—	180,702
23	8	—	—	1,208	—	—	1,216
25	16,467	38,426	167,458	175,313	2,065	—	399,729
30	1,494	2,164	9,300	7,071	19	—	20,048
40	668	6,880	14,981	9,915	121	—	32,565
50	—	—	—	34	4	—	38
60	—	—	—	—	—	—	—

Total	$38,077	$60,262	$296,790	$273,347	$5,248	$—	$673,724

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$1,865	$—	$—	$289	$451	$—	$2,605
15	4,606	7	12,998	16,160	703	—	34,474
20	5,172	3,960	43,802	34,576	1,383	—	88,893
23	—	—	—	—	—	—	—
25	19,638	20,733	102,260	129,923	1,888	—	274,442
30	576	1,760	9,554	10,878	194	—	22,962
40	284	4,716	11,284	9,025	68	—	25,377
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$32,141	$31,176	$179,898	$200,851	$4,687	$—	$448,753

There were no purchased non-covered loans as of September 30, 2013.

The following table presents the covered loan portfolio by risk grade as of September 30, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	2	795	531	—	—	1,328
20	1,302	3,380	33,200	15,957	71	—	53,910
23	145	547	14,640	5,815	—	—	21,147
25	5,687	11,725	89,201	35,344	41	—	141,998
30	4,827	3,006	8,808	8,649	43	—	25,333
40	10,584	9,096	33,922	16,149	122	—	69,873
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$22,545	$27,756	$180,566	$82,445	$277	$—	$313,589

The following table presents the covered loan portfolio by risk grade as of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	16	1,048	638	—	—	1,702
20	2,184	8,549	34,674	21,363	193	—	66,963
23	134	1,085	17,037	4,748	51	—	23,055
25	7,508	9,611	101,657	38,427	235	—	157,438
30	5,125	2,006	21,297	6,979	17	—	35,424
40	11,599	21,912	48,738	23,018	388	—	105,655
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$26,550	$43,179	$224,451	$95,173	$884	$—	$390,237

The following table presents the covered loan portfolio by risk grade as of September 30, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	22	1,098	641	—	—	1,761
20	2,697	11,347	34,252	22,545	208	—	71,049
23	135	1,080	16,708	2,902	51	—	20,876
25	7,609	7,360	108,886	39,632	250	—	163,737
30	1,485	5,505	24,790	9,196	14	—	40,990
40	15,842	25,388	51,352	26,230	424	—	119,236
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$27,768	$50,702	$237,086	$101,146	$947	$—	$417,649

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2014 and 2013 totaling $8.0 million and $17.0 million, respectively, under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

As of September 30, 2014, December 31, 2013 and September 30, 2013, the Company had a balance of $20.5 million, $20.9 million and $20.2 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $4.4 million, $2.1 million and $2.1 million in previous charge-offs on such loans at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $2.2 million, $2.1 million and $1.7 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. At September 30, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three and nine month periods ending September 30, 2014, the Company modified loans as troubled debt restructurings with principal balances of $763,000 and $2.4 million, respectively. These modifications impacted the Company’s allowance for loan losses by $49,000 and $203,000, respectively, for the three and nine month periods ended September 30, 2014. Troubled debt restructurings with an outstanding balance of $528,000 at June 30, 2014 defaulted during the three months ended September 30, 2014 and these defaults did not have a material impact on the Company’s allowance for loan loss. Troubled debt restructurings with an outstanding balance of $1.3 million at December 31, 2013 defaulted during the first nine months of 2014 and these defaults did not have a material impact on the Company’s allowance for loan loss.

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$257	4	$507
Real estate – construction & development	11	1,917	4	196
Real estate – commercial & farmland	21	7,080	2	1,672
Real estate – residential	43	7,973	10	759
Consumer installment	9	34	12	93

Total	88	$17,261	32	$3,227

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	17	6,913	4	2,273
Real estate – residential	37	7,818	8	834
Consumer installment	6	72	3	19

Total	72	$17,214	20	$3,683

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$521	3	$533
Real estate – construction & development	8	1,926	1	29
Real estate – commercial & farmland	16	6,693	3	1,858
Real estate – residential	35	7,871	7	704
Consumer installment	1	13	2	26

Total	64	$17,024	16	$3,150

As of September 30, 2014, the Company had a balance of $583,000 in troubled debt restructurings included in purchased non-covered loans. The Company did not have any troubled debt restructurings included in purchased non-covered loans as of December 31, 2013 and September 30, 2013. The Company has not recorded any previous charge-offs on such loans at September 30, 2014. At September 30, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at September 30, 2014:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	1	305	—	—
Real estate – commercial & farmland	—	—	—	—
Real estate – residential	4	275	2	247
Consumer installment	1	3	—	—

Total	6	$583	2	$247

As of September 30, 2014, December 31, 2013 and September 30, 2013, the Company had a balance of $25.0 million, $27.3 million and $28.4 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $2.1 million, $1.6 million and $3.7 million in previous charge-offs on such loans at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. At September 30, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$26	1	$3
Real estate – construction & development	3	3,024	3	56
Real estate – commercial & farmland	15	8,501	6	1,225
Real estate – residential	94	11,202	13	965
Consumer installment	1	4	—	—

Total	114	$22,757	23	$2,249

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$13	5	$71
Real estate – construction & development	3	3,256	4	52
Real estate – commercial & farmland	13	7,255	5	3,946
Real estate – residential	83	11,719	8	942
Consumer installment	—	—	2	10

Total	100	$22,243	24	$5,021

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$12	3	$40
Real estate – construction & development	5	4,308	4	690
Real estate – commercial & farmland	11	6,200	7	4,805
Real estate – residential	79	10,461	11	1,874
Consumer installment	—	—	1	5

Total	96	$20,981	26	$7,414

Allowance for Loan Losses

The allowance for loan losses represents an allowance for probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent auditors and regulatory authorities, the Company further segregates the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to adjust the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in the Company’s markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of certain mortgage loans serviced at a third party, mortgage warehouse lines and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor to be applied to the loan balance to determine the adequate amount of reserve. All relationships greater than $1.0 million and the majority of relationships greater than $250,000 are reviewed annually by the Bank’s independent internal loan review department or an independent third party loan review firm. As a result of these loan reviews, certain loans may be identified as having deteriorating credit quality. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the independent internal loan review department.

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

During the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013, the Company recorded provision for loan loss expense of $685,000, $1.5 million and $1.3 million, respectively, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. During the nine months ended September 30, 2014, the Company recorded provision for loan loss expense of $4,000 to account for losses where the initial estimate of cash flows was found to be excessive on purchased, non-covered loans. Charge-offs on purchased loans, both covered and non-covered, are recorded when impairment is recorded. Provision expense for covered loans is recorded net of the indemnification by the FDIC loss-share agreements.

The following table details activity in the allowance for loan losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate–residential	Consumer installment loans and Other	Purchased non-covered loans	Covered loans	Total
	(Dollars in Thousands)
Three months ended September 30, 2014:
Balance, June 30, 2014	$2,185	$5,431	$8,317	$5,166	$1,155	$—	$—	$22,254
Provision for loan losses	540	63	1,237	595	(862)	4	92	1,669
Loans charged off	(191)	(296)	(953)	(406)	(129)	(4)	(376)	(2,355)
Recoveries of loans previously charged off	47	96	31	52	134	—	284	644

Balance, September 30, 2014	$2,581	$5,294	$8,632	$5,407	$298	$—	$—	$22,212

Nine months ended September 30, 2014:
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$—	$—	$22,377
Provision for loan losses	1,627	(26)	2,311	529	(370)	4	685	4,760
Loans charged off	(1,099)	(518)	(2,255)	(1,339)	(343)	(4)	(1,514)	(7,072)
Recoveries of loans previously charged off	230	300	183	183	422	—	829	2,147

Balance, September 30, 2014	$2,581	$5,294	$8,632	$5,407	$298	$—	$—	$22,212

Period-end amount allocated to:
Loans individually evaluated for impairment	$611	$540	$1,682	$1,272	$—	$—	$—	$4,105
Loans collectively evaluated for impairment	1,970	4,754	6,950	4,135	298	—	—	18,107

Ending balance	$2,581	$5,294	$8,632	$5,407	$298	$—	$—	$22,212

Loans:
Individually evaluated for impairment	$1,549	$3,078	$17,129	$11,860	$—	$—	$—	$33,616
Collectively evaluated for impairment	333,234	151,237	865,031	424,655	40,986	581,723	142,128	2,538,994
Acquired with deteriorated credit quality	—	—	—	—	—	92,001	171,461	263,462

Ending balance	$334,783	$154,315	$882,160	$436,515	$40,986	$673,724	$313,589	$2,836,072

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate – residential	Consumer installment loans and Other	Purchased non-covered loans	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2013:
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$—	$—	$23,593
Provision for loan losses	711	1,742	2,777	4,463	254	—	1,539	11,486
Loans charged off	(1,759)	(2,020)	(3,571)	(5,215)	(719)	—	(1,539)	(14,823)
Recoveries of loans previously charged off	432	473	30	888	298	—	—	2,121

Balance, December 31, 2013	$1,823	$5,538	$8,393	$6,034	$589	$—	$—	$22,377

Period-end amount allocated to:
Loans individually evaluated for impairment	$356	$407	$1,427	$1,395	$—	$—	$—	$3,585
Loans collectively evaluated for impairment	1,467	5,131	6,966	4,639	589	—	—	18,792

Ending balance	$1,823	$5,538	$8,393	$6,034	$589	$—	$—	$22,377

Loans:
Individually evaluated for impairment	$3,457	$3,581	$15,240	$16,925	$—	$—	$—	$39,203
Collectively evaluated for impairment	240,916	142,790	793,083	349,957	52,505	381,588	173,190	2,134,029
Acquired with deteriorated credit quality	—	—	—	—	—	67,165	217,047	284,212

Ending balance	$244,373	$146,371	$808,323	$366,882	$52,505	$448,753	$390,237	$2,457,444

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate – residential	Consumer installment loans and Other	Purchased non- covered loans	Covered loans	Total
	(Dollars in Thousands)
Three months ended September 30, 2013:
Balance, June 30, 2013	$2,951	$5,642	$8,797	$6,360	$467	$—	$—	$24,217
Provision for loan losses	(107)	601	1,212	626	117	—	471	2,920
Loans charged off	(482)	(367)	(1,080)	(1,323)	(205)	—	(471)	(3,928)
Recoveries of loans previously charged off	212	84	5	291	53	—	—	645

Balance, September 30, 2013	$2,574	$5,960	$8,934	$5,954	$432	$—	$—	$23,854

Nine months ended September 30, 2013:
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$—	$—	$23,593
Provision for loan losses	1,011	2,127	2,632	2,966	11	—	1,261	10,008
Loans charged off	(1,216)	(1,598)	(2,873)	(3,430)	(576)	—	(1,261)	(10,954)
Recoveries of loans previously charged off	340	88	18	520	241	—	—	1,207

Balance, September 30, 2013	$2,574	$5,960	$8,934	$5,954	$432	$—	$—	$23,854

Period-end amount allocated to:
Loans individually evaluated for impairment	$741	$682	$1,997	$1,429	$—	$—	$—	$4,849
Loans collectively evaluated for impairment	1,833	5,278	6,937	4,525	432	—	—	19,005

Ending balance	$2,574	$5,960	$8,934	$5,954	$432	$—	$—	$23,854

Loans:
Individually evaluated for impairment	$3,657	$3,524	$14,605	$16,919	$—	$—	$—	$38,705
Collectively evaluated for impairment	241,334	128,753	784,544	339,001	56,930	—	186,060	1,736,622
Acquired with deteriorated credit quality	—	—	—	—	—	—	231,589	231,589

Ending balance	$244,991	$132,277	$799,149	$355,920	$56,930	$—	$417,649	$2,006,916

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

At September 30, 2014, the Company’s FDIC loss-sharing receivable totaled $38.2 million, which is comprised of $21.5 million in indemnification asset (for reimbursements associated with anticipated losses in future quarters) and $16.7 million in current charge-offs and expenses already incurred but not yet submitted for reimbursement.

The following table summarizes components of all covered assets at September 30, 2014, December 31, 2013 and September 30, 2013 and their origin:

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable
As of September 30, 2014:
AUB	$8,902	$—	$8.902	$666	$—	$666	$9,568	$882
USB	13,576	351	13,225	2,134	48	2,086	15,311	(439)
SCB	28,534	789	27,745	2,665	308	2,357	30,102	1,855
FBJ	22,421	2,346	20,075	1,578	90	1,488	21,563	2,138
DBT	75,683	8,531	67,152	9,804	1,024	8,780	75,932	9,337
TBC	25,577	1,465	24,112	3,552	394	3,158	27,270	2,542
HTB	54,317	5,761	48,556	3,477	1,239	2,238	50,794	7,152
OGB	48,889	4,160	44,729	2,244	39	2,205	46,934	5,803
CBG	67,273	8,180	59,093	7,195	1,290	5,905	64,998	8,963

Total	$345,172	$31,583	$313,589	$33,315	$4,432	$28,883	$342,472	$38,233

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable
As of December 31, 2013:
AUB	$15,787	$231	$15,556	$4,264	$—	$4,264	$19,820	$1,452
USB	18,504	1,427	17,077	2,865	141	2,724	19,801	889
SCB	34,637	1,483	33,154	3,461	303	3,158	36,312	3,175
FBJ	25,891	3,730	22,161	1,880	242	1,638	23,799	3,689
DBT	105,157	17,819	87,338	17,023	1,282	15,741	103,079	18,724
TBC	32,590	2,354	30,236	4,844	745	4,099	34,335	3,721
HTB	67,126	7,359	59,767	6,374	2,304	4,070	63,837	9,325
OGB	58,512	5,067	53,445	7,506	2,984	4,522	57,967	9,645
CBG	85,118	13,615	71,503	7,610	1,933	5,677	77,180	14,821

Total	$443,322	$53,085	$390,237	$55,827	$9,934	$45,893	$436,130	$65,441

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable
As of September 30, 2013:
AUB	$19,336	$915	$18,421	$3,338	$3	$3,335	$21,756	$3,704
USB	21,168	1,665	19,503	3,066	139	2,927	22,430	2,796
SCB	35,555	1,902	33,653	5,348	429	4,919	38,572	4,020
FBJ	27,222	3,965	23,257	1,582	170	1,412	24,669	4,990
DBT	116,685	21,739	94,946	19,720	1,639	18,081	113,027	23,955
TBC	35,588	2,573	33,015	5,912	843	5,069	38,084	4,315
HTB	70,156	8,273	61,883	6,998	2,445	4,553	66,436	11,065
OGB	63,794	6,766	57,028	9,921	3,918	6,003	63,031	9,458
CBG	92,755	16,812	75,943	8,299	2,046	6,253	82,196	17,460

Total	$482,259	$64,610	$417,649	$64,184	$11,632	$52,552	$470,201	$81,763

On the dates of acquisition, the Company estimated the future cash flows on each individual loan and made the necessary adjustments to reflect the asset at fair value. At each quarter end subsequent to the acquisition dates, the Company revises the estimates of future cash flows based on current information and makes the necessary adjustments to carrying value. Amounts reflected in the Company’s statement of earnings are net of indemnification provided under loss share agreements with the FDIC. The adjustments are performed on a loan-by-loan basis and have resulted in the following adjustments for the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013:

Total Amounts	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount to be accreted into income over remaining term of the loan)	$16,070	$51,003	$50,703
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	3,425	7,695	6,305

Amounts reflected in the Company’s Statement of Operations	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Adjustments needed where the Company’s initial estimate of cash flows were underestimated: (recorded with a reclassification from non-accretable difference to accretable discount to be accreted into income over remaining term of the loan)	$3,214	$10,201	$10,141
Adjustments needed where the Company’s initial estimate of cash flows were overstated: (recorded through a provision for loan losses)	685	1,539	1,261

A rollforward of covered loans with deterioration of credit quality for the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013 is shown below:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Balance, January 1	$217,047	$282,737	$282,737
Charge-offs, net of recoveries	(8,099)	(35,306)	(30,371)
Additions due to acquisitions	—	—	—
Other (loan payments, transfers, etc.)	(37,487)	(30,384)	(20,777)

Ending balance	$171,461	$217,047	$231,589

A rollforward of covered loans without deterioration of credit quality for the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013 is shown below:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Balance, January 1	$173,190	$228,602	$228,602
Additions due to acquisitions	—	—	—
Loan payments, transfers, etc.	(31,062)	(55,412)	(42,316)

Ending balance	$142,128	$173,190	$186,286

The following is a summary of changes in the accretable discounts of covered loans during the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Balance, January 1	$25,493	$16,698	$16,698
Additions due to acquisitions	—	—	—
Accretion	(20,822)	(42,208)	(36,552)
Other activity, net	16,070	51,003	50,703

Ending balance	$20,741	$25,493	$30,849

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of September 30, 2014, December 31, 2013 and September 30, 2013, the Company has recorded a clawback liability of $5.9 million, $5.0 million and $5.0 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. Changes in the FDIC shared-loss receivable for the nine months ended September 30, 2014, for the year ended December 31, 2013 and for the nine months ended September 30, 2013 are as follows:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Balance, January 1	$65,441	$159,724	$159,724
Indemnification asset recorded in acquisitions	—	—	—
Payments received from FDIC	(18,509)	(68,822)	(58,240)
Effect of change in expected cash flows on covered assets	(8,699)	(25,461)	(19,721)

Ending balance	$38,233	$65,441	$81,763

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Share Data in Thousands)		(Share Data in Thousands)
Basic shares outstanding	26,773	23,901	25,705	23,883
Plus: Dilutive effect of ISOs	111	62	116	62
Plus: Dilutive effect of Restricted grants	277	353	278	353

Diluted shares outstanding	27,161	24,316	26,099	24,298

For the three month periods ended September 30, 2014 and 2013, the Company has excluded 112,000 and 289,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive. For the nine month periods ended September 30, 2014 and 2013, the Company has excluded 110,000 and 341,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 7 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At September 30, 2014, December 31, 2013 and September 30, 2014, there were $147.4 million, $194.6 million and $5.0 million, respectively, outstanding borrowings with the Company’s correspondent banks.

Details of other borrowings, including contractual interest rates and maturity dates are included in the following table:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Daily Rate Credit from Federal Home Loan Bank with a fixed interest rate of 0.36%	$75,000	$—	$—
Advance from Federal Home Loan Bank with a fixed interest rate of 0.16%, due October 24, 2014	25,000	—	—
Advance from Federal Home Loan Bank with a fixed interest rate of 0.17%, due January 24, 2014	—	165,000	—
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 3.50% (3.73% at September 30, 2014) due in August 2016, secured by subsidiary bank stock	22,500	—	—
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 4.00% (4.24% and 4.27% at December 31, 2013 and September 30, 2013) due in August 2016, secured by subsidiary bank stock	—	10,000	5,000
Advance from correspondent bank with a fixed interest rate of 4.50%, due November 27, 2017, secured by subsidiary bank loan receivable	4,909	—	—
Subordinated debt issued by Prosperity Bank due June 2016 with an interest rate of 90-day LIBOR plus 1.60% (1.83% and 1.84% at September 30, 2014 and December 31, 2013)	5,000	5,000	—
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (1.98% and 1.99% at September 30, 2014 and December 31, 2013)	15,000	14,572	—

Total	$147,409	$194,572	$5,000

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2014, $320.8 million was available for borrowing on lines with the FHLB.

As of September 30, 2014, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $60 million.

The Company also participates in the Federal Reserve discount window borrowings. At September 30, 2014, the Company had $584.1 million of loans pledged at the Federal Reserve discount window and had $425.1 million available for borrowing.

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

The Company’s commitments to extend credit and standby letters of credit are presented in the following table:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commitments to extend credit	$332,808	$257,195	$208,303
Standby letters of credit	$9,168	$7,665	$6,954
Mortgage interest rate lock commitments	$2,295	$1,180	$2,506

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of September 30, 2014 and 2013:

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$1,397	$(1,691)	$(294)
Reclassification for gains included in net income	—	(90)	(90)
Current year changes	(489)	4,847	4,358

Balance, September 30, 2014	$908	$3,066	$3,974

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$(23)	$6,630	$6,607
Reclassification for gains included in net income	—	(111)	(111)
Current year changes	1,098	(8,125)	(7,027)

Balance, September 30, 2013	$1,075	$(1,606)	$(531)

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of earnings and comprehensive income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the Interest Rate Lock Commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $1.1 million and $2.1 million resulting from fair value changes of these mortgage loans were recorded in income during the three and nine month periods ending September 30, 2014, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking activity” in the Consolidated Statements of Earnings and Comprehensive Income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal. Interest income on mortgage loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in loan interest income on the Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2014, December 31, 213 and September 31, 2013:

	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
Aggregate Fair Value of Mortgage Loans held for sale	$110,059	$67,278	$69,634
Aggregate Unpaid Principal Balance	$105,882	$65,522	$67,406
Past due loans of 90 days or more	$—	$—	$—
Nonaccrual loans	$—	$—	$—

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

Accrued Interest Receivable/Payable: The carrying amount of accrued interest receivable and accrued interest payable approximates fair value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of September 30, 2014, December 31, 2013 and September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at September 30, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$69,421	$69,421	$—	$—	$69,421
Federal funds sold and interest-bearing accounts	$40,165	$40,165	$—	$—	$40,165
Loans, net	$2,778,026	$—	$—	$2,773,291	$2,773,291
FDIC loss-share receivable	$38,233	$—	$—	$21,397	$21,397
Accrued interest receivable	$17,171	$17,171	$—	$—	$17,171
Financial liabilities:
Deposits	3,373,119	—	3,374,055	—	3,374,055
Securities sold under agreements to repurchase	32,351	32,351	—	—	32,351
Other borrowings	147,409	—	147,409	—	147,409
Accrued interest payable	1,444	1,444	—	—	1,444
Subordinated deferrable interest debentures	65,084	—	46,214	—	46,214

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$62,955	$62,955	$—	$—	$62,995
Federal funds sold and interest-bearing accounts	$204,984	$204,984	$—	$—	$204,984
Loans, net	$2,392,521	$—	$—	$2,404,909	$2,404,909
FDIC loss-share receivable	$65,441	$—	$—	$61,317	$61,317
Accrued interest receivable	$15,071	$15,071	$—	$—	$15,071
Financial liabilities:
Deposits	2,999,231	—	3,000,061	—	3,000,061
Securities sold under agreements to repurchase	83,516	83,516	—	—	83,516
Other borrowings	194,572	—	194,572	—	194,572
Accrued interest payable	1,431	1,431	—	—	1,431
Subordinated deferrable interest debentures	55,466	—	36,277	—	36,277

		Fair Value Measurements at September 30, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$53,516	$53,516	$—	$—	$53,516
Federal funds sold and interest-bearing accounts	$73,899	$73,899	$—	$—	$73,899
Loans, net	$1,939,498	$—	$—	$1,912,634	$1,912,634
FDIC loss-share receivable	$81,763	$—	$—	$76,346	$76,346
Accrued interest receivable	$13,030	$13,030	$—	$—	$13,030
Financial liabilities:
Deposits	2,443,421	—	2,444,244	—	2,444,244
Securities sold under agreements to repurchase	20,255	20,255	—	—	20,255
Accrued interest payable	831	831	—	—	831
Subordinated Deferrable Interest Debentures	42,269	—	23,331	—	23,331

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2014, December 31, 2013 and September 30, 2013 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of September 30, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,460	$—	$14,460	$—
State, county and municipal securities	137,635	—	137,635	—
Corporate debt securities	10,965	—	8,465	2,500
Mortgage-backed securities	366,449	10,273	356,176	—
Mortgage loans held for sale	110,059	—	110,059	—
IRLCs and forward contracts	2,295	—	2,295	—

Total recurring assets at fair value	$641,863	$10,273	$629,090	$2,500

Derivative financial instruments	$807	$—	$807	$—

Total recurring liabilities at fair value	$807	$—	$807	$—

	Fair Value Measurements on a Recurring Basis As of December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$13,926	$—	$13,926	$—
State, county and municipal securities	112,754	—	112,754	—
Collateralized debt obligations	1,480	1,480	—	—
Corporate debt securities	10,325	—	8,325	2,000
Mortgage-backed securities	347,750	182,461	165,289	—
Mortgage loans held for sale	67,278	—	67,278	—
IRLCs and forward contracts	1,180	—	1,180	—

Total recurring assets at fair value	$554,693	$183,941	$368,752	$2,000

Derivative financial instruments	$370	$—	$370	$—

Total recurring liabilities at fair value	$370	$—	$370	$—

	Fair Value Measurements on a Recurring Basis As of September 30, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$13,917	$—	$13,917	$—
State, county and municipal securities	112,939	4,460	108,479	—
Corporate debt securities	9,738	—	7,738	2,000
Mortgage-backed securities	175,654	9,375	166,279	—
Mortgage loans held for sale	69,634	—	69,634	—
IRLCs and forward contracts	2,506	—	2,506	—

Total recurring assets at fair value	$384,388	$13,835	$368,553	$2,000

Derivative financial instruments	$972	$—	$972	$—

Total recurring liabilities at fair value	$972	$—	$972	$—

The following table is a presentation of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2014, December 31, 2013 and September 30, 2013 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$35,834	$—	$—	$35,834
Other real estate owned	35,320	—	—	35,320
Purchased, non-covered other real estate owned	13,660	—	—	13,660
Covered other real estate owned	28,883	—	—	28,883

Total nonrecurring assets at fair value	$113,697	$—	$—	$113,697

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$42,546	$—	$—	$42,546
Other real estate owned	33,351	—	—	33,351
Purchased, non-covered other real estate owned	4,276	—	—	4,276
Covered other real estate owned	45,893	—	—	45,893

Total nonrecurring assets at fair value	$126,066	$—	$—	$126,066

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$43,564	$—	$—	$43,564
Other real estate owned	39,978	—	—	39,978
Covered other real estate owned	52,552	—	—	52,552

Total nonrecurring assets at fair value	$136,094	$—	$—	$136,094

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

For the nine months ended September 30, 2014 and 2013, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities as of September 30, 2014.

Measurements	Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range
	(Dollars in Thousands)
Nonrecurring:
Impaired loans	$35,834	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	4.00% - 90.00%
Other real estate owned	$35,320	Third party appraisals	Collateral discounts and estimated costs to sell	10.00% - 90.00%
Purchased non-covered other real estate owned	$13,660	Third party appraisals	Collateral discounts and estimated costs to sell	22.00% - 94.00%
Covered real estate owned	$28,883	Third party appraisals	Collateral discounts and estimated costs to sell	10.00% - 90.00%
Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0.00%

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities as of December 31, 2013.

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

NOTE 11 – SEGMENT REPORTING

The following tables present selected financial information with respect to the Company’s reportable business segments for the three- month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Retail Banking	Mortgage Banking	Total	Retail Banking	Mortgage Banking	Total
	(Dollars in Thousands)
Net interest income	$36,785	$2,347	$39,132	$28,089	$1,231	$29,320
Provision for loan losses	994	675	1,669	2,920	—	2,920
Noninterest income	10,766	7,135	17,901	7,054	5,234	12,288
Noninterest expense:
Salaries and employee benefits	15,817	4,409	20,226	10,799	3,613	14,412
Equipment and occupancy expenses	4,301	368	4,669	3,029	120	3,149
Data processing and telecommunications expenses	3,622	306	3,928	2,908	164	30,72
Other expenses	8,887	869	9,756	7,473	643	8,116

Total noninterest expense	32,627	5,952	38,579	24,209	4,540	28,749

Income before income tax expense	13,930	2,855	16,785	8,014	1,925	9,939
Income tax expense	4,123	999	5,122	2,588	674	3,262

Net income	9,807	1,856	11,663	5,426	1,251	6,677
Less preferred stock dividends	—	—	—	443	—	443

Net income available to common shareholders	$9,807	$1,856	$11,663	$4,983	$1,251	$6,234

Total assets	$3,772,050	$227,358	$3,999,408	$2,707,200	$111,302	$2,818,502
Stockholders’ equity	309,904	43,926	353,830	250,863	39,493	290,356

The following tables present selected financial information with respect to the Company’s reportable business segments for the nine- month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Retail Banking	Mortgage Banking	Total	Retail Banking	Mortgage Banking	Total
	(Dollars in Thousands)
Net interest income	$104,094	$4,786	$108,880	$84,372	$2,762	$87,134
Provision for loan losses	4,085	675	4,760	10,008	—	10,008
Noninterest income	27,173	19,301	46,474	20,333	14,699	35,032
Noninterest expense:
Salaries and employee benefits	42,648	11,914	54,562	32,314	9,285	41,599
Equipment and occupancy expenses	11,834	970	12,804	8,575	483	9,058
Data processing and telecommunications expenses	10,551	771	11,322	8,013	465	8,478
Other expenses	27,452	2,996	30,448	22,807	2,379	25,186

Total noninterest expense	92,485	16,651	109,136	71,709	12,612	84,321

Income before income tax expense	34,697	6,761	41,458	22,988	4,849	27,837
Income tax expense	10,949	2,366	13,315	7,500	1,697	9,197

Net income	23,748	4,395	28,143	15,488	3,152	18,640
Less preferred stock dividends	286	—	286	1,326	—	1,326

Net income available to common shareholders	$23,462	$4,395	$27,857	$14,162	$3,152	$17,314

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2014 as compared to December 31, 2013 and operating results for the three-and nine-month periods ended September 30, 2014 and 2013. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters, which should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share data, taxable equivalent)	Third Quarter 2014	Second Quarter 2014	First Quarter 2014	Fourth Quarter 2013	Third Quarter 2013	For Nine Months Ended
						September 30, 2014	September 30, 2013
Results of Operations:
Net interest income	$39,132	$35,264	$34,484	$29,051	$29,320	$108,880	$87,134
Net interest income (tax equivalent)	39,608	35,626	34,808	29,325	29,542	110,042	87,902
Provision for loan losses	1,669	1,365	1,726	1,478	2,920	4,760	10,008
Non-interest income	17,901	15,819	12,754	11,517	12,288	46,474	35,032
Non-interest expense	38,579	37,318	33,239	37,624	28,749	109,136	84,321
Income tax expense	5,122	4,270	3,923	88	3,262	13,315	9,197
Preferred stock dividends	—	—	286	412	443	286	1,326
Net income available to common shareholders	11,663	8,130	8,064	966	6,234	27,857	17,314
Selected Average Balances:
Mortgage loans held for sale	$83,751	$54,517	$49,397	$65,683	$61,249	$62,506	$107,658
Loans, net of unearned income	1,795,059	1,706,564	1,639,672	1,602,942	1,564,311	1,697,559	1,458,988
Purchased non-covered loans	688,452	433,249	441,138	43,900	—	538,802	—
Covered loans	324,498	354,766	379,460	401,045	427,482	352,707	454,361
Investment securities	525,739	468,129	462,343	327,993	312,541	485,636	325,430
Earning assets	3,489,563	3,075,204	3,091,546	2,625,178	2,439,771	3,219,288	2,422,786
Assets	3,969,893	3,494,466	3,521,588	2,937,434	2,806,799	3,663,696	2,837,758
Deposits	3,382,810	3,010,142	2,975,305	2,552,819	2,439,150	3,124,245	2,466,013
Common shareholders’ equity	350,733	309,696	290,462	248,429	246,489	319,435	249,630
Period-End Balances:
Mortgage loans held for sale	$110,059	$81,491	$51,693	$67,278	$69,634	$110,059	$69,634
Loans, net of unearned income	1,848,759	1,770,059	1,695,382	1,618,454	1,589,267	1,848,759	1,589,267
Purchased non-covered loans	673,724	702,131	437,269	448,753	—	673,724	—
Covered loans	313,589	331,250	372,694	390,237	417,649	313,589	417,649
Earning assets	3,515,805	3,465,361	3,062,428	3,215,941	2,462,697	3,515,805	2,462,697
Total assets	3,999,408	3,973,135	3,487,984	3,667,649	2,818,502	3,999,408	2,818,502
Total deposits	3,373,119	3,389,035	3,010,647	2,999,231	2,443,421	3,373,119	2,443,421
Common shareholders’ equity	353,830	343,399	300,030	288,699	262,418	353,830	262,418
Per Common Share Data:
Earnings per share—basic	$0.44	$0.32	$0.32	$0.04	$0.26	$1.08	$0.72
Earnings per share—diluted	0.43	0.32	0.32	0.04	0.26	1.07	0.71
Common book value per share	13.22	12.83	11.93	11.50	10.98	13.22	10.98
End of period shares outstanding	26,774,402	26,771,821	25,159,073	25,098,427	23,907,509	26,774,402	23,907,509
Weighted average shares outstanding
Basic	26,773,033	25,180,665	25,144,342	24,021,447	23,900,665	25,705,313	23,882,539
Diluted	27,160,886	25,572,405	25,573,320	24,450,619	24,315,821	26,099,413	24,297,695
Market Price:
High closing price	$24.04	$23.90	$24.00	$21.42	$19.79	24.04	19.79
Low closing price	21.00	19.73	19.86	17.69	17.35	19.73	12.79
Closing price for quarter	21.95	21.56	23.30	21.11	18.38	21.95	18.38
Average daily trading volume	79,377	79,038	103,279	94,636	75,545	87,019	60,457
Closing price to book value	1.66	1.68	1.95	1.84	1.67	1.66	1.67
Performance Ratios:
Return on average assets	1.17%	0.93%	0.96%	0.19%	0.94%	1.01%	0.89%
Return on average common equity	13.19%	10.53%	11.66%	2.20%	10.75%	10.73%	10.11%
Average loans to average deposits	85.48%	84.68%	84.35%	82.79%	84.17%	84.87%	81.79%
Average equity to average assets	8.83%	8.86%	9.04%	9.41%	9.78%	8.94%	9.78%
Net interest margin (tax equivalent)	4.50%	4.65%	4.57%	4.43%	4.80%	4.57%	4.85%
Efficiency ratio (tax equivalent)	67.64%	73.05%	70.36%	92.74%	69.09%	70.25%	69.02%

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $11.7 million, or $0.43 per diluted share, for the quarter ended September 30, 2014, compared to $6.2 million, or $0.26 per diluted share, for the same period in 2013. The Company’s return on average assets and average shareholders’ equity of 1.17% and 13.19%, respectively, in the third quarter of 2014, compared to 0.94% and 10.75%, respectively, in the third quarter of 2013. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities and mortgage banking activities of the Company during the third quarter of 2014 and 2013, respectively:

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the three months ended September 30, 2014:
Net interest income	$36,785	$2,347	$39,132
Provision for loan losses	994	675	1,669
Non-interest income	10,766	7,135	17,901
Non-interest expense
Salaries and employee benefits	15,817	4,409	20,226
Occupancy	4,301	368	4,669
Data processing	3,622	306	3,928
Other expenses	8,887	869	9,756

Total non-interest expense	32,627	5,952	38,579

Income before income taxes	13,930	2,855	16,785
Income tax expense	4,123	999	5,122
Net income	9,807	1,856	11,663
Preferred stock dividends	—	—	—

Net income available to common shareholders	$9,807	$1,856	$11,663

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the three months ended September 30, 2013:
Net interest income	$28,089	$1,231	$29,320
Provision for loan losses	2,920	—	2,920
Non-interest income	7,054	5,234	12,288
Non-interest expense
Salaries and employee benefits	10,799	3,613	14,412
Occupancy	3,029	120	3,149
Data processing	2,908	164	3,072
Other expenses	7,473	643	8,116

Total non-interest expense	24,209	4,540	28,749

Income before income taxes	8,014	1,925	9,939
Income tax expense	2,588	674	3,262
Net income	5,426	1,251	6,677
Preferred stock dividends	443	—	443

Net income available to common shareholders	$4,983	$1,251	$6,234

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

	Quarter Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(in Thousands)
ASSETS
Interest-earning assets:
Loans	$2,891,760	$39,912	5.48%	$2,053,042	$29,733	5.75%
Investment securities	533,948	3,704	2.75	320,305	2,195	2.72
Short-term assets	63,855	47	0.29	66,424	44	0.26

Total interest- earning assets	3,489,563	43,663	4.96	2,439,771	31,972	5.20

Noninterest-earning assets	480,330			367,028

Total assets	$3,969,893			$2,806,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,760,108	$1,148	0.26%	$1,316,890	$883	0.27%
Time deposits	815,286	1,392	0.68	653,672	1,142	0.69
Other borrowings	47,346	558	4.68	1,739	20	4.56
FHLB advances	55,435	51	0.36	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	44,316	39	0.35	18,446	26	0.56
Subordinated deferrable interest debentures	64,953	866	5.29	42,269	358	3.36

Total interest-bearing liabilities	2,787,444	4,054	0.58	2,033,016	2,429	0.47

Demand deposits	807,416			468,588
Other liabilities	24,300			15,939
Stockholders’ equity	350,733			289,256

Total liabilities and stockholders’ equity	$3,969,893			$2,806,799

Interest rate spread			4.39%			4.73%

Net interest income		$39,609			$29,543

Net interest margin			4.50%			4.80%

On a tax equivalent basis, net interest income for the third quarter of 2014 was $39.6 million, an increase of $10.1 million compared to $29.5 million reported in the same quarter in 2013. The higher net interest income is a result of the acquisition of Prosperity Bank during the fourth quarter of 2013 and the acquisition of Coastal Bank in the second quarter of 2014, along with steady yields on the loan portfolio and continued low rates in the Company’s cost of funds. The Company’s net interest margin decreased during the third quarter of 2014 to 4.50%, compared to 4.65% during the second quarter of 2014 and 4.80% reported in the third quarter of 2013.

Total interest income, on a tax equivalent basis, during the third quarter of 2014 was $43.7 million compared to $32.0 million in the same quarter of 2013. Yields on earning assets fell slightly to 4.96%, compared to 5.20% reported in the third quarter of 2013. During the third quarter of 2014, loans comprised 82.9% of earning assets, compared to 84.1% in the same quarter of 2013. Increased lending activities have provided opportunities to grow the legacy loan portfolio. Yields on legacy loans decreased to 4.82% in the third quarter of 2014, compared to 5.36% in the same period of 2013. Covered loan yields declined from 7.65% in the third quarter of 2013 to 5.78% in the third quarter of 2014. The yield on purchased non-covered loans was 7.27% for the third quarter of 2014. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total funding costs increased slightly to 0.45% in the third quarter of 2014, compared to 0.39% during the third quarter of 2013. The increase was driven by the increased cost of subordinated debentures acquired in the Prosperity and Coastal acquisitions. The average cost of subordinated debentures was 5.29% in the third quarter of 2014, compared to 3.37% in the third quarter of 2013. The subordinated debentures that are assumed in the acquisitions are recorded at fair value, which carries a current market rate higher than the Company’s previous subordinated debentures.

Deposit costs decreased from 0.33% in the third quarter of 2013 to 0.30% in the third quarter of 2014, while non- deposit funding costs increased from 2.57% in the third quarter of 2013 to 2.83% in the third quarter of 2014. Continued shifts in the funding mix toward noninterest-bearing demand and other lower cost deposit categories were the primary reason for the decline in deposit costs. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 76.0% of total deposits in the third quarter of 2014, compared to 73.2% during the third quarter of 2013. Lower costs on deposits were realized due mostly to the lower rate environment and the Company’s ability to rely less on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the third quarter of 2014 and 2013 are shown below:

(Dollars in Thousands)	September 30, 2014		September 30, 2013
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$743,352	0.17%	$573,088	0.17%
MMDA	861,197	0.36%	639,304	0.38%
Savings	155,559	0.11%	104,498	0.11%
Retail CDs < $100,000	439,150	0.54%	290,771	0.55%
Retail CDs > $100,000	370,166	0.80%	349,931	0.72%
Brokered CDs	5,970	3.12%	12,970	3.09%

Interest-bearing deposits	$2,575,394	0.39%	$1,970,562	0.41%

Provision for Loan Losses and Credit Quality

The Company’s provision for loan losses during the third quarter of 2014 amounted to $1.7 million, compared to $1.4 million in the second quarter of 2014 and $2.9 million in the third quarter of 2013. Although the Company has experienced improving trends in criticized and classified assets for several quarters, provision for loan losses continues to be required to account for loan growth and continued devaluation of real estate collateral. At September 30, 2014, classified loans still accruing totaled $43.5 million, compared to $31.3 million at September 30, 2013. This increase is predominately due to the addition of classified loans in the Prosperity Bank and Coastal Bank acquisitions. Non-accrual loans, excluding purchased non-covered and covered loans, totaled $22.8 million at September 30, 2014, a 28.1% decrease from $31.7 million reported at the end of the third quarter of 2013. Nonaccrual purchased non-covered loans totaled $17.0 million at September 30, 2014. There were no nonaccrual purchased non-covered loans at the end of the third quarter of 2013.

At September 30, 2014, other real estate owned (excluding purchased non-covered and covered OREO) totaled $35.3 million, compared to $35.4 million at June 30, 2014 and $38.0 million at September 30, 2013. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. The Company has found that with a marketing window of six to twelve months, the liquidation of properties occurs between 85% and 100% of current book value. Certain properties, mostly raw land and subdivision lots, have extended marketing periods because of excessive inventory and record low home building activity. At the end of the third quarter of 2014, total non-performing assets were 2.22% of total assets, compared to 2.00% at December 31, 2013 and 2.47% at September 30, 2013. This increase is due to the Prosperity Bank and Coastal Bank acquisitions completed in the fourth quarter of 2013 and second quarter of 2014, respectively. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Net charge-offs on loans during the third quarter of 2014 were $1.6 million, or 0.35% of loans on an annualized basis, compared to $2.8 million, or 0.70% of loans, in the third quarter of 2013. The Company’s allowance for loan losses at September 30, 2014 was $22.2 million, or 1.20% of loans (excluding purchased non-covered and covered loans), compared to $23.9 million, or 1.50% of loans (excluding purchased non-covered and covered loans), at September 30, 2013.

Noninterest Income

Total non-interest income for the third quarter of 2014 was $17.9 million, compared to $12.3 million in the third quarter of 2013. Income from mortgage related activities continued to increase as a result of the Company’s increased number of mortgage bankers and higher levels of production. Service charges on deposit accounts in the third quarter of 2014 increased to $6.7 million, compared to $4.9 million in the third quarter of 2013. This increase was driven by the growth of core accounts through the acquisition of Prosperity Bank during the fourth quarter of 2013 and Coastal Bank during the second quarter of 2014, along with higher balances in accounts subject to service charges.

Noninterest Expense

Total non-interest expenses for the third quarter of 2014 increased to $38.6 million, compared to $28.7 million in the same quarter in 2013. Increases in noninterest expenses were primarily the result of the acquisition of Prosperity Bank during the fourth quarter of 2013, the acquisition of Coastal Bank in the second quarter of 2014 and additional expenses related to increases in mortgage volume. Salaries and benefits increased $5.8 million when compared to the third quarter of 2013. Occupancy and equipment expense increased during the quarter from $3.1 million in the third quarter of 2013 to $4.7 million in the third quarter of 2014. Data processing and telecommunications expenses increased to $3.9 million for the third quarter of 2014 from $3.1 million for the same period in 2013. Credit resolution related expenses, including problem loan and OREO expense and OREO write-downs and losses, increased to $3.2 million in the third quarter of 2014, compared to $3.0 million in the third quarter of 2013.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the third quarter of 2014, the Company reported income tax expense of $5.1 million, compared to $3.3 million in the same period of 2013. The Company’s effective tax rate for the three months ending September 30, 2014 and 2013 was 30.5% and 32.8%, respectively.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Ameris reported net income available to common shareholders of $27.9 million, or $1.07 per diluted share, for the nine months ended September 30, 2014, compared to $17.3 million, or $0.71 per diluted share, for the same period in 2013. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities and mortgage banking activities of the Company during the first nine months of 2014 and 2013, respectively:

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the nine months ended September 30, 2014:
Net interest income	$104,094	$4,786	$108,880
Provision for loan losses	4,085	675	4,760
Non-interest income	27,173	19,301	46,474
Non-interest expense
Salaries and employee benefits	42,648	11,914	54,562
Occupancy	11,834	970	12,804
Data processing	10,551	771	11,322
Other expenses	27,452	2,996	30,448

Total non-interest expense	92,485	16,651	109,136

Income before income taxes	34,697	6,761	41,458
Income tax expense	10,949	2,366	13,315
Net income	23,748	4,395	28,143
Preferred stock dividends	286	—	286

Net income available to common shareholders	$23,462	$4,395	$27,857

	Retail Banking	Mortgage Banking	Total
	(in thousands)
For the nine months ended September 30, 2013:
Net interest income	$84,372	$2,762	$87,134
Provision for loan losses	10,008	—	10,008
Non-interest income	20,333	14,699	35,032
Non-interest expense
Salaries and employee benefits	32,314	9,285	41,599
Occupancy	8,575	483	9,058
Data processing	8,013	465	8,478
Other expenses	22,807	2,379	25,186

Total non-interest expense	71,709	12,612	84,321

Income before income taxes	22,988	4,849	27,837
Income tax expense	7,500	1,697	9,197
Net income	15,488	3,152	18,640
Preferred stock dividends	1,326	—	1,326

Net income available to common shareholders	$14,162	$3,152	$17,314

Interest Income

Interest income, on a tax equivalent basis, for the nine months ended September 30, 2014 was $120.8 million, an increase of $25.5 million when compared to $95.3 million for the same period in 2013. Average earning assets for the nine-month period increased $796.5 million to $3.22 billion as of September 30, 2014, compared to $2.42 billion as of September 30, 2013. The increase in average earning assets is due to the Prosperity Bank acquisition completed in December 2013 and the Coastal Bank acquisition completed in June 2014. Yield on average earning assets was 5.02% for the nine months ended September 30, 2014, compared to 5.26% in the first nine months of 2013.

Interest Expense

Total interest expense for the nine months ended September 30, 2014 amounted to $10.8 million, reflecting a $3.4 million increase from the $7.4 million expense recorded in the same period of 2013. During the nine-month period ended September 30, 2014, the Company’s funding costs increased slightly to 0.43% from 0.39% reported in 2013. Deposit costs decreased to 0.30% during the nine month period ended September 30, 2014, compared to 0.34% during the same period in 2013. Total non-deposit funding costs increased from 2.28% during the first nine months of 2013 to 2.66% during the first nine months of 2014.

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

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(in Thousands)
ASSETS
Interest-earning assets:
Loans	$2,651,574	$110,138	5.55%	$2,017,007	$88,602	5.87%
Investment securities	493,736	10,515	2.85	332,585	6,582	2.65
Short-term assets	73,978	176	0.32	73,194	158	0.29

Total interest- earning assets	3,219,288	120,829	5.02	2,422,786	95,342	5.26

Noninterest-earning assets	444,408			414,972

Total assets	$3,663,696			$2,837,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,645,535	$3,208	0.26%	$1,313,569	$2,570	0.26%
Time deposits	760,203	3,720	0.65	676,025	3,764	0.74
Other borrowings	37,607	1,381	4.91	586	20	4.56
FHLB advances	50,751	114	0.30	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	47,099	123	0.35	22,024	94	0.57
Subordinated deferrable interest debentures	58,647	2,240	5.11	42,269	991	3.13

Total interest-bearing liabilities	2,599,842	10,786	0.55	2,054,473	7,439	0.48

Demand deposits	718,505			476,419
Other liabilities	17,812			19,762
Stockholders’ equity	327,537			287,104

Total liabilities and stockholders’ equity	$3,663,696			$2,837,758

Interest rate spread			4.46%			4.78%

Net interest income		$110,043			$87,903

Net interest margin			4.57%			4.85%

For the year-to-date period ending September 30, 2014, the Company reported $110.1 million of net interest income on a tax equivalent basis, compared to $87.96 million of net interest income for the same period in 2013. The average balance of earning assets increased 32.9%, from $2.4 billion during the first nine months of 2013 to $3.2 billion during the first nine months of 2014. The Company’s net interest margin decreased to 4.57% in the nine month period ending September 30, 2014, compared to 4.85% in the same period in 2013.

Provision for Loan Losses

The provision for loan losses decreased to $4.8 million for the nine months ended September 30, 2014, compared to $10.0 million in the same period in 2013. Non-performing assets (excluding covered assets) totaled $88.8 million at September 30, 2014, compared to $69.7 million at September 30, 2013. The majority of the increase is due to the Prosperity acquisition in the fourth quarter of 2013. Non-performing assets as a percent of total assets decreased from 2.47% at September 30, 2013 to 2.22% at September 30, 2014. For the nine-month period ended September 30, 2014, the Company had net charge-offs totaling $4.2 million, compared to $8.5 million for the same period in 2013. Annualized net charge-offs as a percentage of loans (excluding purchased non-covered and covered loans) decreased to 0.31% during the first nine months of 2014, compared to 0.71% during the first nine months of 2013.

Noninterest Income

Non-interest income for the first nine months of 2014 was $46.5 million, compared to $35.0 million in the same period in 2013. Service charges on deposit accounts increased approximately $3.6 million to $18.1 million in the first nine months of 2014, compared to $14.5 million in the same period in 2013. This increase was driven by the growth of core accounts through the acquisition of Prosperity Bank during the fourth quarter of 2013 and Coastal Bank during the second quarter of 2014, along with higher balances in accounts subject to service charges. Income from mortgage banking activity increased from $14.7 million in the first nine months of 2013 to $19.5 million in the first nine months of 2014, due to an increased number of mortgage bankers and higher levels of production.

Noninterest Expense

Total operating expenses for the first nine months of 2014 increased to $109.1 million, compared to $84.3 million in the same period in 2013. During the first nine months of 2014, the Company recorded $3.3 million of merger charges related to the Coastal acquisition. Other increases in noninterest expenses were primarily the result of the acquisition of Prosperity Bank during the fourth quarter of 2013, the acquisition of Coastal Bank during the second quarter of 2014 and additional expenses related to increases in mortgage volume. Salaries and benefits increased $13.0 million when compared to the first nine months of 2013. Occupancy and equipment expenses for the first nine months of 2014 amounted to $12.8 million, representing an increase of $3.7 million from the same period in 2013. Data processing and telecommunications expenses increased from $8.5 million in the first nine months of 2013 to $11.3 million in the first nine months of 2014. Credit resolution related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $8.2 million in the first nine months of 2014, compared to $10.2 million in the first nine months of 2013.

Income Taxes

In the first nine months of 2014, the Company recorded income tax expense of $13.3 million, compared to $9.2 million in the same period of 2013. The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 32.1% and 33.0%, respectively.

Financial Condition as of September 30, 2014

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

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2014, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2014, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
September 30, 2014:
U.S. government agencies	$14,951	$14,460	1.85%	5.22	$—
State and municipal securities	134,641	137,635	4.05%	6.11	5,892
Corporate debt securities	10,801	10,965	6.401%	7.38	1,250
Mortgage-backed securities	364,399	366,449	2.47%	3.95	60,567

Total debt securities	$524,792	$529,509	2.94%	4.61	$67,709

September 30, 2013:
U.S. government agencies	$14,945	$13,917	1.85%	5.91	$—
State and municipal securities	112,643	112,939	3.62%	5.58	5,104
Corporate debt securities	10,314	9,738	6.51%	7.14	—
Mortgage-backed securities	176,818	175,654	2.67%	4.05	27,818

Total debt securities	$314,720	$312,248	3.11%	4.79	$32,922

Loans and Allowance for Loan Losses

At September 30, 2014, gross loans outstanding (including mortgage loans held for sale and purchased non-covered and covered loans) were $2.95 billion, an increase from $2.52 billion reported at December 31, 2013 and $2.08 billion reported at September 30, 2013. Legacy loans (excluding purchased non-covered and covered loans) increased $230.3 million, from $1.62 billion at December 31, 2013 to $1.85 billion at September 30, 2014. Purchased non-covered loans increased $225.0 million, from $448.8 million at December 31, 2013 to $673.7 million at September 30, 2014. Covered loans decreased $76.6 million, from $390.2 million at December 31, 2013 to $313.6 million at September 30, 2014.

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

For the nine-month period ended September 30, 2014, the Company recorded net charge-offs totaling $4.2 million, compared to $8.5 million for the period ended September 30, 2013. The provision for loan losses for the nine months ended September 30, 2014 decreased to $4.8 million, compared to $10.0 million during the nine-month period ended September 30, 2013. At the end of the third quarter of 2014, the allowance for loan losses totaled $22.2 million, or 1.20% of total legacy loans, compared to $22.4 million, or 1.38% of total legacy loans, at December 31, 2013 and $23.9 million, or 1.50% of total legacy loans, at September 30, 2013. The decrease in the allowance for loan losses as a percentage of non-covered loans reflects the improving credit quality trends in the loan portfolio and the reduced annualized charge-offs as a percentage of average loans ratio.

The following table presents an analysis of the allowance for loan losses for the nine months ended September 30, 2014 and 2013:

(Dollars in Thousands)	September 30, 2014	September 30, 2013
Balance of allowance for loan losses at beginning of period	$22,377	$23,593
Provision charged to operating expense	4,071	8,747
Charge-offs:
Commercial, financial and agricultural	1,099	1,216
Real estate – residential	1,339	3,430
Real estate – commercial and farmland	2,255	2,873
Real estate – construction and development	518	1,598
Consumer installment	343	576
Other	—	—

Total charge-offs	5,554	9,693

Recoveries:
Commercial, financial and agricultural	230	340
Real estate – residential	183	520
Real estate – commercial and farmland	183	18
Real estate – construction and development	300	88
Consumer installment	422	241
Other	—	—

Total recoveries	1,318	1,207

Net charge-offs	4,236	8,486

Balance of allowance for loan losses at end of period	$22,212	$23,854

Net annualized charge-offs as a percentage of average loans	0.31%	0.71%
Allowance for loan losses as a percentage of period end loans net of purchased loans	1.20%	1.50%

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $313.6 million, $390.2 million and $417.6 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $28.9 million, $45.9 million and $52.6 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at September 30, 2014, December 31, 2013 and September 30, 2013 was $38.2 million, $65.4 million and $81.8 million, respectively. Of the $38.2 million FDIC loss-sharing receivable at September 30, 2014, $21.5 million is in indemnification asset (for reimbursements associated with anticipated losses in future quarters) and $16.7 million is current charge-offs and expenses already incurred but not yet submitted for reimbursement.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013, the Company recorded provision for loan loss expense of $685,000, $1.5 million and $1.3 million, respectively, net of the FDIC loss share receivable, to account for losses where the initial estimate of cash flows was found to be excessive on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively, with an associated write off of the remaining indemnification asset over the shorter of the life of the loan or the loss share agreement.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural	$22,545	$26,550	$27,768
Real estate – construction and development	27,756	43,179	50,702
Real estate – commercial and farmland	180,566	224,451	237,086
Real estate – residential	82,445	95,173	101,146
Consumer installment	277	884	947

	$313,589	$390,237	$417,649

Purchased Non-Covered Assets

Loans that were acquired in transactions that are not covered by the loss-sharing agreements with the FDIC (“purchased non-covered loans”) totaled $673.7 million and $448.8 million at September 30, 2014 and December 31, 2013, respectively. The Company did not have any purchased non-covered loans at September 30, 2013. OREO that was acquired in transactions and are not covered by the loss-sharing agreements with the FDIC totaled $13.7 million and $4.3 million at September 30, 2014 and December 31, 2013, respectively. The Company did not have any purchased non-covered OREO at September 30, 2013.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the nine months ended September 30, 2014, the Company recorded provision for loan loss expense of $4,000 to account for losses where the initial estimate of cash flows was found to be excessive on purchased non-covered loans. The Company did not have any provision for loan loss expense during the twelve months ended December 31, 2013 related to purchased non-covered loans. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Purchased non-covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural	$38,077	$32,141	$—
Real estate – construction and development	60,262	31,176	—
Real estate – commercial and farmland	296,790	179,898	—
Real estate – residential	273,347	200,851	—
Consumer installment	5,248	4,687	—

	$673,724	$448,753	$—

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

As of September 30, 2014, nonaccrual loans (excluding purchased non-covered and covered loans) totaled $22.8 million, a decrease of approximately $6.4 million since December 31, 2013. The decrease in nonaccrual loans is due to the success in the foreclosure and resolution process and a significant slowdown in the formation of new problem credits. Nonaccrual purchased non-covered loans totaled $17.0 million, an increase of approximately $10.3 million since December 31, 2013 due to the Coastal acquisition. Total non-performing assets as a percentage of total assets were 2.22%, 2.00% and 2.47% at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Non-performing assets at September 30, 2014, December 31, 2013 and September 30, 2013 were as follows:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Total nonaccrual loans (excluding purchased non-covered and covered loans)	$22,810	$29,203	$31,720
Nonaccrual purchased non-covered loans	17,007	6,659	—
Accruing loans delinquent 90 days or more	—	—	—
Foreclosed assets (excluding purchased assets)	35,320	33,351	37,978
Purchased, non-covered other real estate owned	13,660	4,276	—

Total non-performing assets	$88,797	$73,489	$69,698

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$257	4	$507
Real estate – construction & development	11	1,917	4	196
Real estate – commercial & farmland	21	7,080	2	1,672
Real estate – residential	43	7,973	10	759
Consumer installment	9	34	12	93

Total	88	$17,261	32	$3,227

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	17	6,913	4	2,273
Real estate – residential	37	7,818	8	834
Consumer installment	6	72	3	19

Total	72	$17,214	20	$3,683

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$521	3	$533
Real estate – construction & development	8	1,926	1	29
Real estate – commercial & farmland	16	6,693	3	1,858
Real estate – residential	35	7,871	7	704
Consumer installment	1	13	2	26

Total	64	$17,024	16	$3,150

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$271	2	$493
Real estate – construction & development	9	1,881	6	232
Real estate – commercial & farmland	19	6,811	4	1,941
Real estate – residential	37	6,919	16	1,813
Consumer installment	7	29	14	98

Total	78	$15,911	42	$4,577

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	16	6,396	5	2,789
Real estate – residential	32	6,699	13	1,953
Consumer installment	7	90	2	2

Total	67	$15,596	25	$5,301

As of September 30, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$508	4	$546
Real estate – construction & development	6	1,881	3	74
Real estate – commercial & farmland	14	6,550	5	2,001
Real estate – residential	31	7,282	11	1,293
Consumer installment	2	37	1	2

Total	56	$16,258	24	$3,916

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and non-accrual at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	13	$2,197	1	$31
Forgiveness of principal	6	2,426	—	—
Rate reduction only	17	7,350	4	509
Rate reduction, forbearance of interest	35	3,390	23	2,619
Rate reduction, forbearance of principal	17	1,898	3	39
Rate reduction, payment modification	—	—	1	29

Total	88	$17,261	32	$3,227

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	10	$2,170	2	$97
Forgiveness of principal	3	1,467	1	145
Payment modification only	1	280	1	88
Rate reduction only	14	7,069	3	913
Rate reduction, forbearance of interest	26	3,252	12	2,411
Rate reduction, forbearance of principal	18	2,976	—	—
Rate reduction, payment modification	—	—	1	29

Total	72	$17,214	20	$3,683

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	9	$2,135	2	$101
Forgiveness of principal	3	1,479	1	145
Payment modification only	2	370	—	—
Rate reduction only	14	7,146	2	496
Rate reduction, forbearance of interest	18	2,878	10	2,379
Rate reduction, forbearance of principal	18	3,016	—	—
Rate reduction, payment modification	—	—	1	29

Total	64	$17,024	16	$3,150

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and non-accrual at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	6	$944	—	$—
Raw land	5	1,258	1	29
Agricultural land	2	373	—	—
Hotel & motel	3	2,062	—	—
Office	4	1,639	—	—
Retail, including strip centers	5	1,700	2	1,672
1-4 family residential	50	8,638	14	943
Church	1	362	—	—
Automobile/equipment/inventory	11	47	14	540
Unsecured	1	238	1	43

Total	88	$17,261	32	$3,227

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,346	2	$592
Raw land	11	2,345	2	32
Hotel & motel	3	2,185	—	—
Office	4	1,909	—	—
Retail, including strip centers	4	1,095	2	1,680
1-4 family residential	36	7,747	9	852
Life insurance policy	1	250	—	—
Automobile/equipment/inventory	8	92	4	479
Unsecured	1	245	1	48

Total	72	$17,214	20	$3,683

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,065	1	$176
Raw land	3	1,337	1	29
Agricultural land	2	380	—	—
Hotel & motel	3	2,219	—	—
Office	4	1,924	—	—
Retail, including strip centers	4	1,105	2	1,682
1-4 family residential	40	8,460	7	704
Life insurance policy	1	250	—	—
Automobile/equipment/inventory	3	36	4	509
Unsecured	1	248	1	50

Total	64	$17,024	16	$3,150

As of September 30, 2014, the Company had a balance of $583,000 in troubled debt restructurings included in purchased non-covered loans. The Company did not have any troubled debt restructurings included in purchased non-covered loans as of December 31, 2013 and September 30, 2013. The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at September 30, 2014:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	1	305	—	—
Real estate – commercial & farmland	—	—	—	—
Real estate – residential	4	275	2	247
Consumer installment	1	3	—	—

Total	6	$583	2	$247

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2014:

As of September 30, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	1	305	—	—
Real estate – commercial & farmland	—	—	—	—
Real estate – residential	4	275	2	247
Consumer installment	1	3	—	—

Total	6	$583	2	$247

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and non-accrual at September 30, 2014:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$67	—	$—
Rate Reduction Only	2	361	1	26
Rate Reduction, Forbearance of Interest	2	155	1	221

Total	6	$583	2	$247

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
1-4 Family Residential	5	$580	2	$247
Automobile/Equipment/Inventory	1	3	—	—

Total	6	$583	2	$247

As of September 30, 2014, December 31, 2013 and September 30, 2013, the Company had a balance of $25.0 million, $9.1 million and $28.4 million, respectively, in troubled debt restructurings included in covered loans. The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$26	1	$3
Real estate – construction & development	3	3,024	3	56
Real estate – commercial & farmland	15	8,501	6	1,225
Real estate – residential	94	11,202	13	965
Consumer installment	1	4	—	—

Total	114	$22,757	23	$2,249

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	2	$67
Real estate – construction & development	—	—	1	16
Real estate – commercial & farmland	4	579	1	134
Real estate – residential	72	7,830	6	464
Consumer installment	—	—	1	5

Total	76	$8,409	11	$686

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$12	3	$40
Real estate – construction & development	5	4,308	4	690
Real estate – commercial & farmland	11	6,200	7	4,805
Real estate – residential	79	10,461	11	1,874
Consumer installment	—	—	1	5

Total	96	$20,981	26	$7,414

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$29	—	$—
Real estate – construction & development	4	3,050	2	29
Real estate – commercial & farmland	18	9,279	3	447
Real estate – residential	86	10,168	21	2,000
Consumer installment	1	4	—	—

Total	111	$22,530	26	$2,476

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$27	1	$40
Real estate – construction & development	1	16	—	—
Real estate – commercial & farmland	5	713	—	—
Real estate – residential	58	5,830	20	2,463
Consumer installment	1	6	—	—

Total	66	$6,592	21	$2,503

As of September 30, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$12	2	$40
Real estate – construction & development	7	4,331	2	667
Real estate – commercial & farmland	14	6,419	4	4,586
Real estate – residential	72	10,042	18	2,293
Consumer installment	1	5	—	—

Total	96	$20,809	26	$7,586

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and non-accrual at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$1,548	4	$116
Forbearance of Principal	—	—	8	228
Rate Reduction Only	97	17,404	5	760
Rate Reduction, Forbearance of Interest	6	490	4	241
Rate Reduction, Forbearance of Principal	9	3,315	1	89
Rate Reduction, payment modification	—	—	1	815

Total	114	$22,757	23	$2,249

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Rate Reduction Only	68	$7,510	6	$457
Rate Reduction, Forbearance of Interest	3	88	4	96
Rate Reduction, Forbearance of Principal	5	811	1	133

Total	76	$8,409	11	$686

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$24	6	$1,189
Rate Reduction Only	84	17,409	10	1,463
Rate Reduction, Forbearance of Interest	3	89	6	1,299
Rate Reduction, Forbearance of Principal	7	2,605	4	3,463
Rate reduction, payment modification	1	854	—	—

Total	96	$20,981	26	$7,414

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,548	2	$309
Raw Land	1	376	3	63
Hotel & Motel	6	4,635	—	—
Office	1	480	2	883
Retail, including Strip Centers	7	4,332	1	10
1-4 Family Residential	96	11,361	14	981
Automobile/Equipment/Inventory	—	—	1	3
Unsecured	1	25	—	—

Total	114	$22,757	23	$2,249

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw Land	—	$—	1	$16
Hotel & Motel	1	172	—	—
Retail, including Strip Centers	2	283	1	134
1-4 Family Residential	73	7,954	7	469
Automobile/Equipment/Inventory	—	—	2	67

Total	76	$8,409	11	$686

As of September 30, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	—	$—	1	$377
Raw Land	1	357	2	672
Hotel & Motel	6	5,104	1	159
Office	1	855	1	82
Retail, including Strip Centers	6	3,882	3	4,147
1-4 Family Residential	81	10,771	15	1,937
Automobile/Equipment/Inventory	—	—	3	40
Unsecured	1	12	—	—

Total	96	$20,981	26	$7,414

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

As of September 30, 2014, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2014 and December 31, 2013. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased on-covered and covered loans:

(Dollars in Thousands)	September 30, 2014		December 31, 2013
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$242,333	9%	$220,726	9%
Multi-family loans	70,868	3%	67,607	3%
Nonfarm non-residential loans	1,288,648	45%	1,145,065	46%

Total CRE Loans	1,601,849	57%	1,433,398	58%
All other loan types	1,234,223	43%	1,024,046	42%

Total Loans	$2,836,072	100%	$2,457,444	100%

The following table outlines the percentage of total CRE loans, net owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of September 30, 2014 and December 31, 2013:

	Internal Limit	September 30, 2014	December 31, 2013
		Actual	Actual
Construction and development	100%	69%	70%
Commercial real estate	300%	236%	232%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At September 30, 2014, the Company’s short-term investments were $40.2 million, compared to $205.0 million and $73.9 million at December 31, 2013 and September 30, 2013, respectively. The decrease in short-term investments during the first nine months of 2014 is mostly due to the Company’s repayment of other borrowings that were recorded in the Prosperity acquisition. At September 30, 2014, $39.7 million of the balance was comprised of interest-bearing balances, the majority of which were at the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company had a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at September 30, 2014, December 31, 2013 and September 30, 2013 for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The fair value of these instruments amounted to a liability of approximately $807,000, $370,000 and $972,000 at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset with a fair value of approximately $2.3 million, $1.2 million and $2.5 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. No material hedge ineffectiveness from cash flow hedges was recognized in the statement of earnings. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

As of September 30, 2014, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. On July 2, 2013, the FRB adopted a new regulatory capital framework as a part of the Basel III regulatory capital reforms. Management currently believes that Ameris will be in compliance with the revised capital requirements when they become applicable to the Company on January 1, 2015. The following table sets forth the regulatory capital ratios of Ameris at September 30, 2014, December 31, 2013 and September 30, 2013:

	September 30,	December 31,	September 30,
	2014	2013	2013
Leverage Ratio (tier 1 capital to average assets)
Consolidated	8.83%	11.33%	11.73%
Ameris Bank	9.67	11.93	11.65
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	12.47	14.35	18.25
Ameris Bank	13.66	15.06	18.13
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	13.27	15.32	19.50
Ameris Bank	14.46	16.03	19.38

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2014, December 31, 2013 and September 30, 2013, there were $147.4 million, $194.6 million and $5.0 million, respectively, outstanding borrowings with the Company’s correspondent banks.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Investment securities available for sale to total deposits	15.70%	15.80%	15.17%	16.21%	12.78%
Loans (net of unearned income) to total deposits	84.08%	82.72%	83.22%	81.94%	82.14%
Interest-earning assets to total assets	87.91%	87.22%	87.80%	87.68%	87.38%
Interest-bearing deposits to total deposits	75.79%	76.67%	76.79%	77.71%	80.54%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2014 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are part of the Company’s program to manage interest rate sensitivity. At September 30, 2014, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.15% for floating rate payments based on the three month LIBOR and matures December 2018. The Company also had forward contracts with a fair value of approximately $2.3 million at September 30, 2014 to hedge changes in the value of the mortgage inventory due to changes in market interest rates. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 7, 2014	AMERIS BANCORP
/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.1	First Amendment to Loan Agreement dated as of September 26, 2014 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on September 29, 2014).

10.2	Amended and Restated Revolving Promissory Note dated as of September 26, 2014 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on September 29, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended September 30, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.