Form 10-K
period 2014-12-31
Ameris Bancorp
filed 2015-03-16
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014, or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

As of February 28, 2015, the registrant had outstanding 32,205,776 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

ITEM 1. BUSINESS

OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 310 First St., S.E., Moultrie, Georgia 31768, our telephone number is (229) 890-1111 and our internet address is www.amerisbank.com. We operate 73 domestic banking offices with no foreign activities. At December 31, 2014, we had approximately $4.04 billion in total assets, $2.93 billion in total loans, $3.43 billion in total deposits and stockholders’ equity of $366.0 million. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

On December 16, 2005, Ameris acquired First National Banc, Inc. (“FNB”) by merger. In connection with this transaction, Ameris assumed the obligations of FNB related to its prior issuance of trust preferred securities. In 2004, FNB’s statutory trust subsidiary, First National Banc Statutory Trust I, issued $5,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date.

On December 23, 2013, Ameris acquired The Prosperity Banking Company (“Prosperity”) by merger. In connection with this transaction, Ameris assumed the obligations of Prosperity related to the following issuances of trust preferred securities: (i) in 2003, Prosperity’s statutory trust subsidiary, Prosperity Bank Statutory Trust II, issued $4,500,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15%; (ii) in 2004, Prosperity’s statutory trust subsidiary, Prosperity Banking Capital Trust 1, issued $5,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 90-Day LIBOR plus 2.57%; (iii) in 2006, Prosperity’s statutory trust subsidiary, Prosperity Bank Statutory Trust III, issued $10,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 90-Day LIBOR plus 1.60%; and (iv) in 2007, Prosperity’s statutory trust subsidiary, Prosperity Bank Statutory Trust IV, issued $10,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 90-Day LIBOR plus 1.54%. Each of the foregoing issuances was consummated through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date.

On June 30, 2014, Ameris acquired Coastal Bankshares, Inc. (“Coastal”) by merger. In connection with such transaction, Ameris assumed the obligations of Coastal related to the following issuances of trust preferred securities: (i) in 2003, Coastal’s statutory trust subsidiary, Coastal Bankshares Statutory Trust I, issued $5,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15%; and (ii) in 2005, Coastal’s statutory trust subsidiary, Coastal Bankshares Statutory Trust II, issued $10,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60%. Each of the foregoing issuances was consummated through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date.

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

We have maintained our focus on a long-term strategy of expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly by bank acquisitions, including the acquisitions of Coastal in 2014, Prosperity in 2013 and ten failed institutions in FDIC-assisted transactions between 2009 and 2012. We expect to continue to take advantage of the consolidation in the financial services industry and enhance our franchise through future acquisitions. We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets as well as financial institutions in other markets consistent with our capital availability and management abilities.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime type loans. In addition, the Company does not buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Excluding covered loans, less than 1% of the Company’s loan portfolio was a loan participation purchased at December 31, 2014 and 2013.

At December 31, 2014, our loan portfolio totaled approximately $2.93 billion, representing approximately 72.6% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Credit Administration

We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Bank, including low and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to our corporate loan policy, which is reviewed annually and updated as needed. The loan policy provides that lending officers have sole authority to approve loans of various amounts commensurate with their seniority, experience and needs within the market. Our local market Presidents have discretion to approve loans in varying principal amounts up to established limits, and our regional credit officers review and approve loans that exceed such limits.

Individual lending authority is assigned by the Company’s Chief Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by one of five regional credit officers. When the request for approval exceeds the authority level of the regional credit officer, the approval of the Company’s Chief Credit Officer and/or the Company’s loan committee are required. All new loans or modifications to existing loans in excess of $250,000 are reviewed monthly by the Company’s credit administration department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our monthly internal loan review process which is independent of the originating loan officer, or by our independent external loan review firm.

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

The Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action when necessary. Local market Presidents and lending officers meet periodically to review all past due loans, the status of large loans and certain other credit or economic related matters. Individual lending officers are responsible for collection of past due amounts and monitoring any changes in the financial status of the borrowers.

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

Use of Derivatives

The Company seeks to provide a stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2013 and 2014, the Company had an interest rate swap with a notional amount of $37.1 million for the purpose of converting from a variable to a fixed interest rate on the junior subordinated debentures on the Company’s balance sheet. The interest rate swap, which is classified as a cash flow hedge, is indexed to LIBOR.

Additionally, the Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in the value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $1,180,000 and $1,757,000 at December 31, 2013 and 2014, respectively.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

Merchants & Southern Banks of Florida, Inc.

On January 28, 2015, Ameris entered into an agreement to purchase Merchants & Southern Banks of Florida, Inc. (“Merchants”), the holding company of Merchants & Southern Bank. Merchants is headquartered in Gainesville, Florida and it operates thirteen banking locations in Alachua, Marion and Clay Counties in Florida. The consideration for the acquisition and aggregate purchase price is $50.0 million. As of December 31, 2014, Merchants reported assets of $473 million, gross loans of $214 million and deposits of $336 million. The transaction is expected to close during the second quarter of 2015 and is subject to customary closing conditions and regulatory approvals.

Acquisition of 18 Branches in North Florida and South Georgia

On January 28, 2015, Ameris entered into an agreement to purchase certain fixed assets and assume the deposits of eighteen branches from Bank of America Corporation. Ten of the branches are located in South Georgia and will add an estimated $424 million of deposits, while eight of the branches are located in North Florida and will contribute an estimated $388 million of deposits. The transaction is expected to close during the second quarter of 2015 and is subject to customary closing conditions and regulatory approvals.

Coastal Bankshares, Inc.

On June 30, 2014, Ameris acquired Coastal by merger, at which time Coastal’s wholly owned banking subsidiary, The Coastal Bank (“Coastal Bank”), also was merged with and into the Bank. Coastal was headquartered in Savannah, Georgia and it operated six banking locations in Chatham, Liberty and Effingham Counties in Georgia. The acquisition of Coastal grew the Company’s existing market presence in the Savannah, Georgia market. The consideration for the acquisition was our common stock, par value $1.00 per share (the “Common Stock”), with an aggregate purchase price of approximately $37.3 million. The total consideration consisted of approximately 1,599,000 shares of Common Stock with a value of approximately $34.5 million and $2.8 million cash in exchange for outstanding warrants.

The Prosperity Banking Company

On December 23, 2013, Ameris acquired Prosperity by merger, at which time Prosperity’s wholly owned banking subsidiary, Prosperity Bank (“Prosperity Bank”), also was merged with and into the Bank. Prosperity was headquartered in Saint Augustine, Florida and it operated 12 banking locations in St. Johns, Duval, Flagler, Bay, Putnam and Volusia Counties in northeast Florida and the Florida panhandle. The acquisition of Prosperity was significant to the Company, as it expanded our existing Southeastern footprint in several attractive Florida markets. The consideration for the acquisition was a combination of cash and our Common Stock, with an aggregate purchase price of approximately $24.6 million. The total consideration consisted of $162,000 in cash and approximately 1,169,000 shares of Common Stock with a value of approximately $24.5 million.

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

Darby Bank & Trust Co.

On November 12, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Darby Bank & Trust Co. (“DBT”) from the FDIC, as Receiver of DBT. DBT operated seven branches in Vidalia, Lyons, Savannah and Pooler, Georgia, with approximately $393.3 million in loans and approximately $387.0 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. The loss sharing agreements for residential real estate loans and for all other loans are separately structured with reimbursement percentages dependent on the losses incurred under the specific agreement. Under the residential real estate agreement, losses up to $8.4 million are reimbursed at 80%, losses between $8.4 million and $11.8 million are reimbursed at 30%, and losses in excess of $11.8 million are reimbursed at 80%. Under the all other agreement, losses up to $123.4 million are reimbursed at 80%, losses between $123.4 million and $181.3 million are reimbursed at 30%, and losses in excess of $181.3 million are reimbursed at 80%. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

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

American United Bank

On October 23, 2009, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of American United Bank (“AUB”) from the FDIC, as Receiver of AUB. AUB operated only one branch in Lawrenceville, Georgia, a northeast suburb of Atlanta, Georgia, with approximately $85.7 million in loans and approximately $100.5 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries on the first $38 million of losses and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $38 million. The loss sharing agreement for residential real estate loans was terminated in 2012 with two remaining loans. The loss sharing agreement on all other loans remains in place and is for five years.

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

On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering as part of the Treasury’s efforts to wind down its remaining TARP bank investments. While the sale of the Preferred Shares to new investors did not result in any accounting entries and does not change the Company’s capital position, it eliminated the executive compensation and corporate governance restrictions that were applicable to the Company during the period in which the Treasury held its investment in the Preferred Shares. Subsequently, on August 22, 2012, the Company repurchased the Warrant from the Treasury for $2.67 million and in December 2012, the Company repurchased 24,000 of the outstanding Preferred Shares. The Company redeemed the remaining 28,000 outstanding Preferred Shares on March 24, 2014.

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

EMPLOYEES

At December 31, 2014, the Company employed approximately 1,027 full-time-equivalent employees. We consider our relationship with our employees to be good.

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

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2014, we had approximately $2.93 billion in total loans outstanding, of which approximately $4.4 million were outstanding to certain directors and their affiliates. Company policy prohibits loans to executive officers.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. As of December 31, 2014, there was approximately $21.4 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least one-half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. Since 2001, our consolidated capital ratios have increased due to the issuance of trust preferred securities. At December 31, 2014, all of our trust preferred securities were included in Tier 1 Capital. At December 31, 2014, our total risk-based capital ratio and our Tier 1 risk-based capital ratio were 13.42% and 12.66%, respectively. Neither Ameris nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it. On January 29, 2015, we completed a private placement of 5,320,000 share of the Company’s common stock at a price of $22.50 per share. We received net proceeds from the issuance of approximately $114.5 million (after deducting placement agent commissions and expenses).

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. At December 31, 2014, our ratio was 8.94%, compared to 11.33% at December 31, 2013. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2014, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

In July 2013, the federal banking agencies approved an interim final rule that adopts a series of previously proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III” and to implement requirements of the Dodd-Frank Act. The adopted regulations establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The Company and the Bank were required to comply with the new capital requirements beginning January 1, 2015.

The regulatory changes found in the new final rule include the following:

•

The final rule establishes a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike prior rules which excluded unrealized gains and losses on available for sale debt securities from regulatory capital, the final rule generally requires accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies are now required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets. Additionally, the regulations increased the required ratio of Tier I Capital to risk-weighted assets from 4% to 6%. Tier I Capital consists of Common Equity Tier I Capital plus Additional Tier I Capital which includes non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities qualify as Additional Tier I Capital, but they may be included in Tier II Capital along with qualifying subordinated debt. The new regulations also require a minimum Tier I leverage ratio of 4% for all institutions, while the minimum required ratio of total capital to risk-weighted assets remains at 8%.

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

•

The prompt corrective action regulations, under the final rule, incorporate a Common Equity Tier I Capital requirement and raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action regulations, a banking organization is required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization is required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

We have conducted a pro forma analysis of these new requirements as of December 31, 2014 and have determined that if these requirements were in effect on that date, the Company and the Bank would be considered well-capitalized and each would have a capital conservation buffer greater than 2.5%.

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

The Company’s insurance assessments during 2014, 2013 and 2012 were approximately $3.0 million, $2.3 million and $1.5 million, respectively. Because of the growing number of bank failures and costs to the DIF, the FDIC required that we prepay the assessments that would normally have been paid during 2010 to 2012. This prepaid assessment amounted to approximately $12.3 million during 2009. During 2013, the FDIC refunded the remaining portion of the assessment to the Company; therefore, there was no remaining prepaid balance on the Company’s consolidated balance sheet as of December 31, 2014.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2014 was $0.60 - $0.62 per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

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

The FHLB provides certain services to our Company such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, our Company maintains certain balances with FHLB in interest-bearing accounts.

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

As of December 31, 2014, excluding purchased non-covered and covered assets, our C&D concentration as a percentage of capital totaled 44.1% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 165.9%. Including purchased non-covered and covered loans subject to loss-share agreements with the FDIC, the Company’s C&D concentration as a percentage of capital totaled 66.5% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 232.3%.

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

The capital and credit markets have been experiencing volatility and disruption for over six years. Declines in the housing market over this period, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, as well as major commercial and investment banks. As a result of the broad based economic decline and the troubled economic conditions, financial institutions have pursued defensive strategies, including seeking additional capital. In some cases, financial institutions that did not pursue defensive strategies or did not succeed in those strategies, have failed. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Additionally, the market disruptions have increased the level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Although the difficult conditions in the financial markets may ease in the future, we are managing the Company with numerous defensive strategies. A worsening of the current conditions would exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

•	We may expect to face increased regulation of our industry. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

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

Legislation and regulatory proposals enacted in response to market and economic conditions may materially adversely affect our business and results of operations.

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2014, net interest income made up 70.5% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

Standard & Poor’s lowered its long-term sovereign credit rating on the United States of America from AAA to AA+ in 2011 and affirmed that rating again in 2014. A further downgrade by Standard & Poor’s or one or more other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

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

We sell substantially all of the mortgage loans that we originate. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans as well as continued declines in real estate values could result in one or more of the following:

•	our inability to sell mortgage loans on the secondary market, which could negatively impact our liquidity position;

•	declines in real estate values could decrease the potential of mortgage originations, which could negatively impact our earnings;

•	if it is determined that loans were made in breach of our representations and warranties to the secondary market, we could incur losses associated with the loans;

•	increased compliance requirements could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings; and

•	a rise in interest rates could cause a decline in mortgage originations, which could negatively impact our earnings.

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

Our Common Stock is listed and traded on the NASDAQ Global Select Market (“NASDAQ”). Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the NASDAQ market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, we may be constrained in raising capital. Downgrades in the opinions of the analysts that follow our Company may cause our stock price to fall and significantly limit our ability to access the markets for additional capital. Should these risks materialize, our ability to further expand our operations through internal growth or acquisition may be limited.

We may invest or spend the proceeds in stock offerings in ways with which you may not agree and in ways that may not earn a profit.

We may choose to use the proceeds of future stock offerings for general corporate purposes, including for possible acquisition opportunities that may become available. It is not known whether suitable acquisition opportunities may become available or whether we will be able to successfully complete any such acquisitions. We may use the proceeds of an offering only to focus on sustaining our organic, or internal, growth or for other purposes. In addition, we may use all or a portion of the proceeds of an offering to support our capital. You may not agree with the ways we decide to use the proceeds of any stock offerings, and our use of the proceeds may not yield any profits.

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

A security breach, cyber-attack or interruption of our technology systems may impact our financial results and customer retention.

We rely on data processing systems on a variety of computing platforms and networks. While we believe we have implemented appropriate measures to mitigate potential risks to our operations and technology functions, we cannot be certain that a security breach, cyber-attack or interruption will not occur. Such an interruption or security breach could disrupt our operations or result in the disclosure of sensitive, personal customer information. This could have a negative impact on our financial results through damage to our reputation, costs to remediate the situation, potential civil litigation, additional regulatory scrutiny, loss of customers and potential financial liability.

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

We engage in acquisitions of other businesses from time to time. These acquisitions may not produce revenue or earnings enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

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

Our recent business strategy has included the acquisition of failing banks that the FDIC determined to place in receivership. If we choose to continue pursuing these types of transactions in the future, we may find that the FDIC is not placing banks that meet our strategic objectives into receivership. The bidding process for failing banks may also become very competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable.

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

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments, including changes in accounting policies;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

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

Holders of our Common Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. In 2010, in response to anticipated increases in corporate risks, our Board suspended the payment of dividends on our Common Stock. In 2014, our Board reinstated the payment of dividends on our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 310 First St. SE, Moultrie, Georgia 31768. The Company occupies approximately 6,300 square feet at this location plus an additional 37,248 square feet used for support services for banking operations, including credit, sales and operational support, as well as audit and loan review services. In addition to its corporate headquarters, Ameris operates 73 office or branch locations, of which 60 are owned and 13 are subject to either building or ground leases, and nine mortgage production offices, all of which are subject to building leases. At December 31, 2014, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The Common Stock is listed on NASDAQ under the symbol “ABCB”. The following table sets forth: (i) the high and low sales prices for the Common Stock as quoted on NASDAQ during 2014 and 2013, as adjusted for stock dividends; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2014	High	Low	Dividend

March 31	$24.00	$19.86	-
June 30	23.90	19.73	0.05
September 30	24.04	21.00	0.05
December 31	26.48	21.95	0.05

Quarter Ended 2013	High	Low	Dividend

March 31	$14.51	$12.79	-
June 30	16.94	13.16	-
September 30	19.79	17.35	-
December 31	21.42	17.69	-

Dividends

The amount of and nature of any dividends declared on our Common Stock in the future will be determined by our Board of Directors in its sole discretion. The Board reinstated a quarterly cash dividend of $0.05 per share per quarter in June 2014. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Holders of Common Stock

As of February 28, 2015, there were approximately 2,197 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index and the index of NASDAQ Bank Stocks for the five-year period commencing December 31, 2009, and ending December 31, 2014. This line graph assumes an investment of $100 on December 31, 2009, and reinvestment of dividends and other distributions to shareholders.

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. Acquisitions, including the FDIC-assisted transactions completed between 2009 and 2012, the acquisition of Prosperity in 2013 and the acquisition of Coastal in 2014, significantly affected the comparability of selected financial data. Specifically, since the acquisitions were accounted for using the purchase method, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part I, Item 1. of this Annual Report and in Note 2, “Business Combinations,” and Note 3, “Assets Acquired in FDIC-Assisted Acquisitions,” in the Notes to Consolidated Financial Statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands, Except Per Share Data)

Selected Balance Sheet Data:
Total assets	$4,037,077	$3,667,649	$3,019,052	$2,994,307	$2,972,168
Total non-covered loans	2,564,120	2,067,207	1,450,635	1,332,086	1,374,757
Covered assets (loans and OREO)	291,186	436,130	595,985	650,106	609,922
Investment securities available for sale	541,805	486,235	346,909	339,967	322,581
FDIC loss-share receivable, net of clawback	31,351	65,441	159,724	242,394	177,187
Total deposits	3,431,149	2,999,231	2,624,663	2,591,566	2,535,426
Stockholders’ equity	366,028	316,699	279,017	293,770	273,407

Selected Average Balances:
Total assets	$3,731,281	$2,848,529	$2,971,960	$2,965,799	$2,492,296
Total non-covered loans	2,310,721	1,478,816	1,393,012	1,348,557	1,448,662
Investment securities available for sale	508,383	332,413	369,734	338,736	259,652
Total deposits	2,448,748	1,998,288	2,150,729	2,247,163	1,910,658
Stockholders’ equity	316,400	277,173	293,400	282,523	242,849

Selected Income Statement Data:
Interest income	$164,566	$126,322	$129,479	$141,071	$119,071
Interest expense	14,680	10,137	15,074	27,547	29,794

Net interest income	149,886	116,185	114,405	113,524	89,277

Provision for loan losses	5,648	11,486	31,089	32,729	50,521
Other income	62,836	46,549	57,874	52,807	35,248
Other expenses	150,869	121,945	119,470	101,953	81,188

Income/(loss) before income taxes	56,205	29,303	21,720	31,649	(7,184)
Income tax expense/(benefit)	17,482	9,285	7,285	10,556	(3,195)

Net income/(loss)	$38,723	$20,018	$14,435	$21,093	$(3,989)

Preferred stock dividends	286	1,738	3,577	3,241	3,213

Net income/(loss) available to common shareholders	$38,437	$18,280	$10,858	$17,852	$(7,202)

Per Share Data:
Net income/(loss) – basic	$1.48	$0.76	$0.46	$0.76	$(0.35)
Net income/(loss) – diluted	1.46	0.75	0.46	0.76	(0.35)
Common book value	13.67	11.50	10.56	10.23	9.44
Common dividends – cash	0.15	-	-	-	-
Common dividends – stock	-	-	-	-	3 for 157

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands, Except Per Share Data)

Profitability Ratios:
Net income (loss) to average total assets	1.08%	0.70%	0.49%	0.60%	(0.37)%
Net income (loss) to average common stockholders’ equity	12.40	8.06	5.99	7.21	(4.44)
Net interest margin	4.59	4.74	4.60	4.57	4.11
Efficiency ratio	70.92	74.94	69.35	61.30	65.20

Loan Quality Ratios:
Net charge-offs to average loans*	0.34%	0.75%	2.87%	2.21%	3.45%
Allowance for loan losses to total loans *	1.12	1.38	1.63	2.64	2.52
Nonperforming assets to total loans and OREO**	3.35	3.49	5.28	8.76	8.38

Liquidity Ratios:
Loans to total deposits	82.64%	81.94%	74.61%	73.45%	76.11%
Average loans to average earnings assets	80.22	78.08	77.83	76.72	76.50
Noninterest-bearing deposits to total deposits	24.46	22.29	19.46	15.26	11.91

Capital Adequacy Ratios:
Stockholders’ equity to total assets	9.07%	8.63%	9.24%	9.81%	9.20%
Common stock dividend payout ratio	10.37	-	-	-	-

*	Excludes purchased non-covered and covered assets.

**	Excludes covered assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2014, the Company reported net income available to common shareholders of approximately $38.4 million, or $1.48 per share, compared to $18.3 million, or $0.76 per share, in 2013. The Company’s net income as a percentage of average assets for 2014 and 2013 was 1.08% and 0.70%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 12.40% and 8.06%, respectively.

Highlights of the Company’s performance in 2014 include the following:

•

The Company completed the acquisition of Coastal, increasing total assets by approximately $449.0 million, total loans by approximately $279.4 million and total deposits by approximately $369.0 million. The acquisition added six retail offices and increased the Company’s presence in the Savannah, Georgia market. The Company recorded $27.4 million in additional goodwill and $4.6 million in core deposit intangibles associated with the merger. A total of 1,598,998 shares of Common Stock were issued to the former shareholders of Coastal.

•

Non-accrual loans, excluding purchased loans, decreased approximately $7.5 million, or 25.6%, to $21.7 million during 2014. Legacy OREO (excluding purchased OREO and OREO sourced from purchased loans) decreased slightly from $33.4 million at December 31, 2013 to $33.2 million at December 31, 2014. Net charge-offs for 2014 declined to 0.31% of total legacy loans, compared to 0.69% for 2013.

•

Total credit costs for the year ended December 31, 2014 decreased approximately $7.8 million, or 29.0%, compared to 2013. Credit costs include the loan loss provision, losses on the sale of problem loans or OREO and carrying costs associated with problem loans or OREO, such as property taxes, legal expenses and maintenance. Provision for loan loss expense for 2014 amounted to approximately $5.6 million, compared to $11.5 million for 2013.

•

Tangible common equity to tangible assets increased from 6.83% at December 31, 2013 to 7.42% at December 31, 2014. Tangible common book value per share increased 11.3% from $9.87 at December 31, 2013 to $10.99 at December 31, 2014.

•

Total assets increased $369.4 million during 2014, ending the year at $4.0 billion. During 2014, the Company continued to use the cash flows from covered assets (including loans, OREO and the indemnification asset from FDIC-assisted acquisitions) to grow traditional earning assets. As such, the Company reduced covered assets by approximately $143.7 million and grew legacy loans by $271.4 million during 2014.

•

Net income from the Company’s mortgage division increased 94.4% during 2014 to $6.2 million. Net income in the division grew significantly faster than their rate of revenue growth, resulting from operating efficiencies in the division.

•

The Company’s net interest margin decreased slightly to 4.59% in 2014, from 4.74% in 2013. Lower yields on most earning asset classes were offset by lower funding costs. Deposit costs, the Company’s largest funding expense, continued to decline from 0.34% in 2013 to 0.30% in 2014, due to shifts in the deposit mix.

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

Allowance for Loan Losses

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements. The allowance for loan losses represents management’s estimate of probable incurred losses in the Company’s loan portfolio. Calculation of the allowance for loan losses represents a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of subjective environmental factors and the amount and timing of cash flows related to impaired loans.

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2014, we had one non-covered loan with an outstanding balance of $15.1 million, which exceeded our in-house credit limit of $15.0 million. We also had four relationships consisting of 18 different non-covered loans that exceeded our $15.0 million in-house credit limit. Total exposure resulting from these four relationships was $88.9 million. Additional disclosure concerning the Company’s largest loan relationships is provided below.

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

Fair Value Accounting Estimates

GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include impaired loans, OREO, and the net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, we determine fair values utilizing estimates, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management. At December 31, 2014, the percentage of the Company’s assets measured at fair value was 18%. See Note 22, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

Income Taxes

GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional details.

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

We have recorded on our consolidated balance sheet net deferred tax assets of $17.8 million as of December 31, 2014, compared to $16.5 million at December 31, 2013. Purchase accounting adjustments related to the Coastal and Prosperity acquisitions, totaling $12.4 million, net operating loss carryforwards, totaling $12.1 million, and allowances for loan losses associated with loans where no loss has yet been recorded for tax purposes, totaling $7.4 million, represent the Company’s largest deferred tax assets. Deferred gains on FDIC-assisted transactions, totaling $8.8 million, and purchase accounting adjustments related to the Coastal and Prosperity acquisitions, totaling $7.2 million, represent the Company’s largest deferred tax liabilities.

Long-Lived Assets, Including Intangibles

During 2014, the Bank recorded new goodwill totaling $27.4 million related to the acquisition of Coastal. During 2013, the Bank recorded new goodwill totaling $34.1 million related to the acquisition of Prosperity. The Company recorded an additional $1.1 million of goodwill during 2014 related to Prosperity, for total goodwill recorded of $35.2 million in the Prosperity acquisition. At December 31, 2014, the Company’s balance of intangible assets totaled $8.2 million and is being amortized over its previously determined useful life. During 2014, the Bank recorded new core deposit intangibles totaling $4.6 million in the acquisition of Coastal, and during 2013, the Bank recorded new core deposit intangibles totaling $4.4 million in the acquisition of Prosperity.

NET INCOME/(LOSS) AND EARNINGS PER SHARE

The Company’s net income available to common shareholders during 2014 was approximately $38.4 million, or $1.46 per diluted share, compared to $18.3 million, or $0.75 per diluted share, in 2013, and $10.9 million, or $0.46 per diluted share, in 2012.

For the fourth quarter of 2014, the Company recorded net income available to common shareholders of approximately $10.6 million, or $0.39 per diluted share, compared to $966,000, or $0.04 per diluted share, for the quarter ended December 31, 2013, and $3.6 million, or $0.15 per diluted share, for the quarter ended December 31, 2012.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $3.30 billion in 2014, compared to approximately $2.47 billion in 2013. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

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

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$71,231	$2,593	3.64%	$110,542	$3,883	3.51%	$29,194	$1,058	3.62%
Loans	1,753,013	87,727	5.00	1,478,816	80,005	5.41	1,393,012	77,772	5.58
Purchased non-covered loans	557,708	40,020	7.18	11,065	570	5.15	-	-	-
Covered loans	339,417	21,355	6.29	440,923	33,587	7.62	553,657	40,590	7.33
Investment securities	508,383	14,281	2.81	332,413	9,041	2.72	369,734	10,241	2.77
Short-term assets	73,715	244	0.33	98,945	278	0.28	155,501	444	0.29

Total interest-earning assets	3,303,467	166,220	5.03	2,472,704	127,364	5.15	2,501,098	130,105	5.20

Noninterest-earning assets	427,814			375,825			470,862

Total assets	$3,731,281			$2,848,529			$2,971,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,680,328	$4,435	0.26%	$1,327,205	$3,521	0.27%	$1,320,188	$4,556	0.35%
Time deposits	768,420	5,054	0.66	671,083	4,878	0.73	830,541	8,771	1.06
Other borrowings	86,986	1,924	2.21	28,935	307	1.06	26,563	155	0.58
FHLB advances	46,986	140	0.30	2,400	63	2.63	3,635	110	3.03
Subordinated deferrable interest debentures	60,298	3,127	5.19	43,276	1,368	3.16	42,269	1,482	3.51

Total interest-bearing liabilities	2,643,018	14,680	0.56	2,072,899	10,137	0.49	2,223,196	15,074	0.68

Demand deposits	751,874			489,613			447,111
Other liabilities	19,989			8,844			8,253
Stockholders’ equity	316,400			277,173			293,400

Total liabilities and stockholders’ equity	$3,731,281			$2,848,529			$2,971,960

Interest rate spread			4.47%			4.66%			4.52%

Net interest income		$151,540			$117,227			$115,031

Net interest margin			4.59%			4.74%			4.60%

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

2014 compared to 2013. For the year ended December 31, 2014, interest income was $164.6 million, an increase of $38.2 million, or 30.3%, compared to the same period in 2013. Average earning assets increased $830.8 million, or 33.6%, to $3.30 billion for the year ended December 31, 2014, compared to $2.47 billion as of December 31, 2013. Yield on average earning assets on a taxable equivalent basis decreased during 2014 to 5.03%, compared to 5.15% for the year ended December 31, 2013. However, lower yields on most earning assets have been offset by lower funding costs.

Interest expense on deposits and other borrowings for the year ended December 31, 2014 was $14.7 million, compared to $10.1 million for the year ended December 31, 2013. The Company’s funding mix continued to improve during 2014, leading to savings in cost of funds. During 2014, average noninterest-bearing accounts amounted to $751.9 million and comprised 23.5% of average total deposits, compared to $489.6 million, or 19.7% of average total deposits, during 2013. Average balances of time deposits amounted to $768.4 million and comprised 24.0% of average total deposits during 2014, compared to $671.1 million, or 27.0% of average total deposits, during 2013.

On a taxable-equivalent basis, net interest income for 2014 was $151.5 million compared to $117.2 million in 2013, an increase of $34.3 million, or 29.3%. The Company’s net interest margin, on a tax equivalent basis, decreased to 4.59% for the year ended December 31, 2014, compared to 4.74% for the year ended December 31, 2013.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2014 and 2013 are shown in the following table:

	2014 vs. 2013			2013 vs. 2012
	Increase	Changes Due To		Increase	Changes Due to

	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest on mortgage loans held for sale	$(1,290)	$91	$(1,381)	$2,825	$(123)	$2,948
Interest and fees on loans	7,722	(7,112)	14,834	2,233	(2,557)	4,790
Interest on purchased non-covered loans	39,450	11,290	28,160	570	-	570
Interest on covered loans	(12,232)	(4,500)	(7,732)	(7,003)	1,262	(8,265)
Interest on securities	5,240	454	4,786	(1,200)	(166)	(1,034)
Short-term assets	(34)	37	(71)	(166)	(5)	(161)

Total interest income	38,856	260	38,596	(2,741)	(1,589)	(1,152)

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	914	(23)	937	(1,035)	(1,059)	24
Interest on time deposits	176	(532)	708	(3,893)	(2,209)	(1,684)
Interest on other borrowings	1,617	1,001	616	152	138	14
Interest on FHLB advances	77	(1,093)	1,170	(47)	(10)	(37)
Interest on trust preferred securities	1,759	1,221	538	(114)	(149)	35

Total interest expense	4,543	574	3,969	(4,937)	(3,289)	(1,648)

Net interest income	$34,313	$(314)	$34,627	$2,196	$1,700	$496

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

The Company’s provision for loan losses during 2014 amounted to $5.6 million, compared to $11.5 million for 2013 and $31.1 million in 2012. Net charge-offs in 2014 were 0.31% of average loans, excluding the loans covered in the FDIC-loss sharing agreements, compared to 0.69% in 2013 and 2.76% in 2012.

At December 31, 2014, non-performing assets, excluding assets covered in the FDIC-loss sharing agreements, amounted to $87.5 million, or 2.17% of total assets, compared to 2.00% at December 31, 2013. Legacy non-performing assets totaled $54.9 million and acquired, non-covered non-performing assets totaled $32.6 million at December 31, 2014. Legacy other real estate was approximately $33.2 million as of December 31, 2014, reflecting a slight decrease from the $33.4 million reported at December 31, 2013. Purchased, non-covered other real estate was $15.6 million at December 31, 2014, compared to $4.3 million at December 31, 2013. The Company’s allowance for loan losses at December 31, 2014 was $21.2 million, or 1.12% of loans, excluding purchased non-covered and covered loans, compared to $22.4 million, or 1.38%, and $23.6 million, or 1.63%, at December 31, 2013 and 2012, respectively.

Noninterest Income

Following is a comparison of noninterest income for 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Service charges on deposit accounts	$24,614	$19,545	$19,576
Mortgage banking activities	25,986	19,128	12,989
Other service charges, commissions and fees	2,647	2,151	1,431
Gain on sales of securities	138	171	322
Gain on acquisitions	-	-	20,037
Gain on sale of SBA loans	3,896	1,500	264
Other income	5,555	4,054	3,255

	$62,836	$46,549	$57,874

2014 compared to 2013. Total noninterest income in 2014 was $62.8 million, compared to $46.5 million in 2013, an increase of $16.3 million. The majority of this increase relates to a $6.9 million increase in mortgage banking activity, a $5.1 million increase in service charges on deposit accounts, a $3.9 million increase in other income, and a $496,000 increase in other service charges.

Income from mortgage banking activities increased substantially during 2013, from $19.1 million in 2013 to $26.0 million in 2014, as the Company’s mortgage division reached a mature stage with a team of long-tenured mortgage bankers producing reliable results.

Other income increased $3.9 million, or 70.2%, from $5.6 million in 2013 to $9.5 million in 2014. The Company’s recent efforts to build a SBA division resulted in significant gains in revenue and net income. During 2014, the Company recorded $3.9 million of gains on sales of SBA loans and $1.0 million of SBA servicing fee income, compared to gains on sales of SBA loans of $1.5 million and SBA servicing fee income of $611,000 in 2013.

Service charges on deposit accounts increased 25.9% in 2014, the result of acquisition activity as well as successful efforts on commercial deposit accounts. Since 2011, the Company has devoted significant resources to both treasury deposit products and treasury sales professionals, which contributed significantly to the Company’s growth in non-interest bearing deposits.

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

Noninterest Expense

Following is a comparison of noninterest expense for 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Salaries and employee benefits	$73,878	$56,670	$53,122
Equipment and occupancy	17,521	12,286	13,208
Amortization of intangible assets	2,330	1,414	1,360
Data processing and communication costs	15,551	11,539	10,683
Advertising and public relations	2,869	1,620	1,622
Postage & delivery	1,392	1,017	1,061
Printing & supplies	1,331	962	1,460
Legal fees	743	615	721
Other professional fees	2,349	1,526	1,925
Directors fees	810	722	475
FDIC assessments	2,972	2,323	1,489
Acquisition expenses	3,940	4,350	2,125
OREO and problem loan expenses	13,506	15,486	22,416
Other expense	11,677	11,415	7,803

	$150,869	$121,945	$119,470

2014 compared to 2013. Operating expenses increased from $121.9 million in 2013 to $150.9 million in 2014. The primary drivers of the increase in operating expenses are the increased number of branch locations and continued growth and expansion in the Company’s mortgage and SBA divisions. Salaries and employee benefits increased 30.4% from $56.7 million in 2013 to $73.9 million in 2014. Equipment and occupancy expense increased 42.6% from $12.3 million in 2013 to $17.5 million in 2014. Data processing and telecommunications expense increased during 2014 to $15.6 million, an increase of 34.8% compared to the $11.5 million reported in 2013. Advertising and public relations increased $1.2 million during 2014, as the Company incurred these costs to support various revenue and growth strategies throughout the year. Postage and delivery, printing and supplies, legal fees and other professional fees all increased during 2014 to support the increases assets of the Company.

Acquisition expenses of $3.9 million in 2014 relate to the Coastal acquisition, compared to the $4.4 million recorded in 2013 related to the Prosperity acquisition. Problem loan and OREO expenses decreased $2.0 million in 2014, as the level of OREO and problem loans declined and general economic conditions improved. Excluding acquisition and credit related expenses, total operating expenses were $133.4 million for the year ended December 31, 2014, compared to $102.1 million for 2013. Expressed as a percentage of average assets, total operating expense net of credit related and non-recurring acquisition costs in 2013 was 3.58%, a slight increase from 3.47% reported in 2013.

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

Income Taxes

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2014, the Company recorded income tax expense of approximately $17.5 million, compared to $9.3 million recorded in 2013 and $7.3 million recorded in 2012. The Company’s effective tax rate was 31%, 32% and 34% for the years ended December 31, 2014, 2013 and 2012, respectively.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2014, approximately 80.7% of our legacy loan portfolio was secured by real estate. The amount of loans outstanding, excluding purchased non-covered and covered loans, at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Commercial, financial & agricultural	$319,654	$244,373	$174,217	$142,960	$142,312
Real estate – construction & development	161,507	146,371	114,199	130,270	162,594
Real estate – commercial & farmland	907,524	808,323	732,322	672,765	683,974
Real estate – residential	456,106	351,886	346,480	330,727	344,830
Consumer installment loans	30,782	34,249	40,178	37,296	34,293
Other	14,308	33,252	43,239	18,068	6,754

	1,889,881	1,618,454	1,450,635	1,332,086	1,374,757
Less allowance for loan losses	21,157	22,377	23,593	35,156	34,576

Loans, net	$1,868,724	$1,596,077	$1,427,042	$1,296,930	$1,340,181

The following table provides additional disclosure on the various loan types comprising the subgroup “Real estate – commercial & farmland” at December 31, 2014 (in thousands):

	Outstanding Balance	Average Maturity (Months)	Average Rate	% non-accrual

Owner-Occupied	$301,314	44	5.36%	1.06%
Farmland	142,334	29	5.47%	0.38%
Apartments	60,252	39	4.96%	6.32%
Hotels / Motels	43,512	54	5.14%	-
Auto Dealers	5,724	35	4.53%	-
Offices / Office Buildings	95,116	53	5.23%	0.05%
Strip Centers (Anchored & Non-Anchored)	80,760	41	4.74%	0.29%
Convenience Stores	11,889	32	5.42%	-
Retail Properties	99,567	47	5.28%	0.15%
Warehouse Properties	49,868	46	5.40%	-
All Other	17,188	28	6.20%	0.93%

	$907,524	40	5.39%	0.90%

The amount of purchased, non-covered loans outstanding, at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Commercial, financial & agricultural	$38,041	$32,141	$-	$-	$-
Real estate – construction & development	58,362	31,176	-	-	-
Real estate – commercial & farmland	306,706	179,898	-	-	-
Real estate – residential	266,342	200,851	-	-	-
Consumer installment loans	4,788	4,687	-	-	-
Other	-	-	-	-	-

Total purchased, non-covered loans	$674,239	$448,753	$-	$-	$-

Assets Covered by Loss-Sharing Agreements with the FDIC - Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaling $271.3 million and $390.2 million at December 31, 2014 and 2013, respectively, are not included in the preceding tables. OREO that is covered by the loss-sharing agreements with the FDIC totaled $19.9 million and $45.9 million at December 31, 2014 and 2013, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value at the respective acquisition dates. The FDIC loss-share receivable reported at December 31, 2014 and 2013 was $31.4 million and $65.4 million, respectively.

The Company recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, the identified loss is charged off and a provision for loan loss is recorded. For the years ended December 31, 2014, 2013 and 2012, the Company recorded approximately $843,000, $1.5 million and $2.6 million, respectively, of provision for loan losses to account for decreases in estimated cash flows on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Covered loans are shown below according to loan type as of the end of the years shown (in thousands):

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Commercial, financial & agricultural	$21,467	$26,550	$32,606	$41,867	$47,309
Real estate – construction & development	23,447	43,179	70,184	77,077	89,781
Real estate – commercial & farmland	147,627	224,451	278,506	321,257	257,428
Real estate – residential	78,520	95,173	125,056	127,644	149,226
Consumer installment loans	218	884	1,360	3,644	11,247
Other	-	-	-	-	-

Total covered loans	$271,279	$390,237	$507,712	$571,489	$554,991

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s stated in-house legal lending limit for a single loan is $15.0 million which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships are summarized below by type and compared to the Bank’s loan portfolio taken as a whole (in thousands):

	Balance	Average Rate	Average Maturity (months)	% unsecured	% in non- accrual status

Commercial, financial & agricultural	$73,748	3.20%	90	55.7%	-
Real estate – construction & development	14,470	4.21%	35	-	-
Real estate – commercial & farmland	113,226	4.29%	58	-	-
Real estate – residential	19,147	3.81%	134	-	-

Total	$220,591	4.03%	65	18.6%	-

Ameris Bank Loan Portfolio	$1,889,881	6.25%	24	4.2%	1.15%

Total legacy loans, excluding purchased non-covered and covered loans, as of December 31, 2014 are shown in the following table according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)

Commercial, financial & agricultural	$96,032	$118,512	$105,110	$319,654
Real estate – construction & development	54,360	86,280	20,867	161,507
Real estate – commercial & farmland	151,275	501,044	255,205	907,524
Real estate – residential	161,633	183,824	110,649	456,106
Consumer installment loans	6,842	23,026	914	30,782
Other	14,308	-	-	14,308

	$484,450	$912,686	$492,745	$1,889,881

The following table summarizes loans at December 31, 2014, with maturity dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$1,055,109
Floating or adjustable interest rates	350,322

$1,405,431

Purchased loans as of December 31, 2014, are shown below according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)

Purchased, non-covered loans	$88,317	$204,030	$381,892	$674,239
Covered loans	143,816	99,972	27,491	271,279

Total Purchased loans	$232,133	$304,002	$409,383	$945,518

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses represents a reserve for probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent loan reviewers and regulatory authorities, we further segregate our loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to fine tune the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on data such as current loan quality trends, current economic conditions and other factors in the markets where the Bank operates. Factors considered include among others, current valuations of real estate in our markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events, such as major plant closings.

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

	At December 31,
	2014		2013		2012		2011		2010
	(Dollars in Thousands)
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial, financial, and agricultural	$2,004	17%	$1,823	15%	$2,439	12%	$2,918	11%	$2,779	10%
R/E Commercial & Farmland	8,823	48	8,393	50	9,157	50	14,226	50	14,971	50
R/E Construction & Development	5,030	9	5,538	9	5,343	8	9,438	10	7,705	12

Total Commercial	15,857	74	15,754	74	16,939	70	26,582	71	25,455	72

R/E Residential	4,129	24	6,034	22	5,898	24	8,128	25	8,664	25
Consumer Installment	1,171	2	589	4	756	6	446	4	457	3
Unallocated	-	-	-	-	-	-	-	-	-	-

	$21,157	100%	$22,377	100%	$23,593	100%	$35,156	100%	$34,576	100%

The following table presents an analysis of our loan loss experience, excluding purchased non-covered and covered loans, for the periods indicated:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Average amount of non-purchased loans outstanding	$1,753,013	$1,478,816	$1,393,012	$1,348,557	$1,448,662

Balance of allowance for loan losses at beginning of period	$22,377	$23,593	$35,156	$34,576	$35,762

Charge-offs:
Commercial real estate, financial and agricultural	(5,447)	(7,350)	(31,382)	(25,475)	(41,442)
Residential real estate	(1,707)	(5,215)	(8,722)	(5,399)	(10,091)
Consumer Installment	(471)	(719)	(1,059)	(749)	(1,090)
Recoveries:
Commercial real estate, financial and agricultural	944	935	679	1,593	2,097
Residential real estate	254	888	225	146	186
Consumer Installment	486	298	245	123	315

Net charge-offs	(5,941)	(11,163)	(40,014)	(29,761)	(50,025)

Additions to allowance charged to operating expenses	4,721	9,947	28,451	30,341	48,839

Balance of allowance for loan losses at end of period	$21,157	$22,377	$23,593	$35,156	$34,576

Ratio of net loan charge-offs to average non-purchased loans	0.34%	0.75%	2.87%	2.21%	3.45%

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

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Commercial, financial & agricultural	$1,672	$4,103	$4,138	$3,987	$8,648
Real estate – construction & development	3,774	3,971	9,281	15,020	7,887
Real estate – commercial & farmland	8,141	8,566	11,962	35,385	55,170
Real estate – residential	7,663	12,152	12,595	15,498	6,376
Consumer installment loans	478	411	909	933	1,208

Total	$21,728	$29,203	$38,885	$70,823	$79,289

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1	-	-	-	-

The following table presents an analysis of purchased, non-covered loans accounted for on a non-accrual basis.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Commercial, financial & agricultural	$175	$11	$-	$-	$-
Real estate – construction & development	1,119	325	-	-	-
Real estate – commercial & farmland	10,242	1,653	-	-	-
Real estate – residential	6,644	4,658	-	-	-
Consumer installment loans	69	12	-	-	-

Total	$18,249	$6,659	$-	$-	$-

The following table presents an analysis of covered loans accounted for on a non-accrual basis.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Commercial, financial & agricultural	$8,541	$7,257	$10,765	$11,952	$5,756
Real estate – construction & development	7,601	14,781	20,027	30,977	25,810
Real estate – commercial & farmland	12,584	33,495	55,946	75,458	29,519
Real estate – residential	6,595	13,278	28,672	41,139	25,946
Consumer installment loans	91	341	302	473	1,122

Total	$35,412	$69,152	$115,712	$159,999	$88,153

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of December 31, 2014 and 2013, the Company had a balance of $15.3 million and $20.9 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at December 31, 2014 and 2013.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$290	2	$13
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	47	5,258	11	1,485
Consumer installment	11	55	11	73

Total	92	$12,759	32	$2,523

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	17	6,913	4	2,273
Real estate – residential	37	7,818	8	834
Consumer installment	6	72	3	19

Total	72	$17,214	20	$3,683

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at December 31, 2014 and 2013.

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$67	1	$236
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	45	5,036	13	1,707
Consumer installment	14	67	8	61

Total	94	$12,326	30	$2,956

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	16	6,396	5	2,789
Real estate – residential	32	6,699	13	1,953
Consumer installment	7	90	2	2

Total	67	$15,596	25	$5,301

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2014 and 2013.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$1,917	4	$270
Forgiveness of Principal	5	2,394	-	-
Forbearance of Principal	6	165	-	-
Rate Reduction Only	16	3,677	4	477
Rate Reduction, Forbearance of Interest	31	2,160	21	1,738
Rate Reduction, Forbearance of Principal	19	1,981	2	13
Rate Reduction, Forgiveness of Interest	4	460	-	-
Rate Reduction, Forgiveness of Principal	1	5	1	25

Total	92	$12,759	32	$2,523

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$2,170	2	$97
Forgiveness of Principal	3	1,467	1	145
Payment Modification Only	1	280	1	88
Rate Reduction Only	14	7,069	3	913
Rate Reduction, Forbearance of Interest	26	3,252	12	2,411
Rate Reduction, Forbearance of Principal	18	2,976	-	-
Rate Reduction, Payment Modification	-	-	1	29

Total	72	$17,214	20	$3,683

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2014 and 2013.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	6	$933	-	$-
Raw Land	11	1,046	6	292
Hotel & Motel	3	2,041	-	-
Office	4	1,634	-	-
Retail, including Strip Centers	4	1,203	2	660
1-4 Family Residential	47	5,203	12	1,501
Church	1	361	-	-
Automobile/Equipment/CD	14	97	12	70
Unsecured	2	241	-	-

Total	92	$12,759	32	$2,523

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,346	2	$592
Raw Land	11	2,345	2	32
Hotel & Motel	3	2,185	-	-
Office	4	1,909	-	-
Retail, including Strip Centers	4	1,095	2	1,680
1-4 Family Residential	36	7,747	9	852
Life Insurance Policy	1	250	-	-
Automobile/Equipment/Inventory	8	92	4	479
Unsecured	1	245	1	48

Total	72	$17,214	20	$3,683

As of December 31, 2014, the Company had a balance of $1.2 million in troubled debt restructurings included in purchased non-covered loans. The Company did not have any troubled debt restructurings included in purchased non-covered loans at December 31, 2013. The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at December 31, 2014.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	317	-	-
Real estate – commercial & farmland	1	346	-	-
Real estate – residential	6	547	1	25
Consumer installment	1	2	-	-

Total	9	$1,212	1	$25

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at December 31, 2014.

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	-	-	1	317
Real estate – commercial & farmland	1	346	-	-
Real estate – residential	5	480	2	92
Consumer installment		-	1	2

Total	6	$826	4	$411

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2014.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$69	-	$-
Payment Modification Only	1	346	-	-
Rate Reduction Only	2	373	1	25
Rate Reduction, Forgiveness of Interest	2	155	-	-
Rate Reduction, Forbearance of Interest	1	231	-	-
Rate Reduction, Forbearance of Principal	1	38	-	-

Total	9	$1,212	1	$25

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2014.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$346	-	$-
Raw Land	2	373	-	-
1-4 Family Residential	5	491	1	25
Automobile/Equipment/Inventory	1	2	-	-

Total	9	$1,212	1	$25

As of December 31, 2014 and 2013, the Company had a balance of $24.6 million and $27.3 million, respectively, in troubled debt restructurings included in covered loans. The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at December 31, 2014 and 2013.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$40	2	$-
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	14	8,079	5	1,082
Real estate – residential	96	11,460	8	831
Consumer installment	1	3	-	-

Total	117	$22,619	17	$1,942

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$13	5	$71
Real estate – construction & development	3	3,256	4	52
Real estate – commercial & farmland	13	7,255	5	3,946
Real estate – residential	83	11,719	8	942
Consumer installment	-	-	2	10

Total	100	$22,243	24	$5,021

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted under restructured terms at December 31, 2014 and 2013.

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$40	-	$-
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	18	9,082	1	79
Real estate – residential	79	9,897	25	2,394
Consumer installment	1	3	-	-

Total	106	$22,059	28	$2,502

As of December 31, 2013	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$45	1	$40
Real estate – construction & development	5	3,273	2	34
Real estate – commercial & farmland	15	7,543	3	3,658
Real estate – residential	68	9,206	23	3,455
Consumer installment	2	10	-	-

Total	95	$20,077	29	$7,187

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2014 and 2013.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	3	$1,532	3	$88
Forbearance of Principal	1	-	1	-
Rate Reduction Only	97	17,360	7	1,626
Rate Reduction, Forbearance of Interest	5	274	3	14
Rate Reduction, Forbearance of Principal	8	3,052	3	214
Rate Reduction, Forgiveness of Interest	3	401	-	-

Total	117	$22,619	17	$1,942

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	-	$-	3	$98
Rate Reduction Only	89	18,687	9	953
Rate Reduction, Forbearance of Interest	3	88	8	478
Rate Reduction, Forbearance of Principal	7	2,613	4	3,492
Rate Reduction, Payment Modification	1	855	-	-

Total	100	$22,243	24	$5,021

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2014 and 2013.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,510	1	$79
Raw Land	3	411	1	14
Hotel & Motel	5	4,395	-	-
Office	1	473	2	858
Retail, including Strip Centers	6	4,174	2	145
1-4 Family Residential	98	11,616	9	846
Automobile/Equipment/Inventory	1	3	2	-
Unsecured	1	37	-	-

Total	117	$22,619	17	$1,942

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	-	$-	1	$377
Raw Land	1	375	3	37
Hotel & Motel	6	5,118	1	155
Office	1	855	1	78
Retail, including Strip Centers	6	3,853	2	3,337
1-4 Family Residential	85	12,029	11	966
Automobile/Equipment/Inventory	-	-	5	71
Unsecured	1	13	-	-

Total	100	$22,243	24	$5,021

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 62.7% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan with the longest maturity, are usually made with five to fifteen year maturities, but with either a variable interest rate or a fixed rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2014, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2014
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)

Interest-earning assets:
Short-term assets	$92,323	$-	$-	$-	$92,323
Investment securities	366	5,391	46,605	489,443	541,805
Mortgage loans held for sale	94,759	-	-	-	94,759
Loans	691,861	751,059	136,199	310,762	1,889,881
Purchased, non-covered loans	235,857	152,461	31,946	253,975	674,239
Covered loans	107,805	102,179	42,496	18,799	271,279

	1,222,971	1,011,090	257,246	1,072,979	3,564,286

Interest-bearing liabilities:
Interest-bearing demand deposits	1,653,437	-	-	-	1,653,437
Savings	158,046	-	-	-	158,046
Time deposits	217,580	423,364	138,665	680	780,289
Short-term borrowings	108,310	-	43,881	-	152,191
Trust preferred securities	-	-	-	65,325	65,325

	2,137,373	423,364	182,546	66,005	2,809,288

Interest rate sensitivity gap	$(914,402)	$587,726	$74,700	$1,006,974	$754,998

Cumulative interest rate sensitivity gap	$(914,402)	$(326,676)	$(251,976)	$754,998

Interest rate sensitivity gap ratio	0.57	2.39	1.41	16.26

Cumulative interest rate sensitivity gap ratio	0.57	0.87	0.91	1.27

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
	2014	2013	2012
	(Dollars in Thousands)
U.S. Government sponsored agencies	$14,678	$13,926	$6,870
State, county and municipal securities	141,375	112,754	114,390
Corporate debt securities	11,040	10,325	10,328
Collateralized debt obligations	-	1,480	-
Mortgage-backed securities	374,712	347,750	215,321

	$541,805	$486,235	$346,909

The amounts of securities available for sale in each category as of December 31, 2014 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal		Corporate debt		Mortgage-backed
	Amount	Yield(1)	Amount	Yield(1)(2)	Amount	Yield(1)	Amount	Yield (1)
	(Dollars in Thousands)
One year or less	$-	-%	$4,491	2.75%	$1,266	4.36%	$-	-%
After one year through five years	4,890	1.50	39,275	2.84	2,174	6.52	756	2.44
After five years through ten years	9,788	2.02	54,413	2.86	-	-	34,613	2.52
After ten years	-	-	43,196	3.11	7,600	6.48	339,343	2.59

	$14,678	1.85%	$141,375	2.14%	$11,040	6.26%	$374,712	2.58%

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade, the Company has the intent and ability to hold such securities until maturity and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2014.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below:

	Year Ended December 31,
	2014		2013
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Noninterest-bearing demand	$751,874	0.00%	$489,613	0.00%
NOW	724,461	0.18	597,490	0.18
Money Market	805,601	0.37	625,085	0.37
Savings	150,266	0.11	104,630	0.11
Time	768,420	0.66	671,083	0.73

Total deposits	$3,200,622	0.30%	$2,487,901	0.34%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2014, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(Dollars in Thousands)
Three months or less	$83,774
Three months to one year	233,340
One year or greater	81,256

Total	$398,370

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In the ordinary course of business, our Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved within the Bank’s credit guidelines. Our Bank has also granted commitments to approved customers for financial standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank uses the same credit policies for these off-balance sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of the commitments outstanding at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollars in Thousands)
Commitments to extend credit	$293,517	$215,995
Unused lines of credit	49,567	41,200
Financial standby letters of credit	9,683	7,665
Mortgage interest rate lock commitments	1,757	1,082

	$354,524	$265,942

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2014		2013		2012
	(Dollars in Thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$47,136	0.35%	$26,908	0.54%	$26,563	0.58%

	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$73,310		$83,516		$50,120

In addition, the Company had a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at December 31, 2014 and 2013, for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The interest rate swap, which is classified as a cash flow hedge, is indexed to LIBOR.

The following table sets forth certain information about contractual cash obligations as of December 31, 2014.

	Payments Due After December 31, 2014
	Total	1 Year Or Less	1-3 Years	4-5 Years	5 Years
	(Dollars in Thousands)
Time certificates of deposit	$780,289	$641,101	$131,569	$7,019	$600
Subordinated debentures	65,325	-	-	-	65,325

Total contractual cash obligations	$845,614	$641,101	$131,569	$7,019	$65,925

Our operating leases represent short-term obligations, normally with maturities of less than three years. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2014, we had immaterial amounts of binding commitments for capital expenditures.

CAPITAL ADEQUACY

Capital Purchase Program

On November 21, 2008, the Company elected to participate in the CPP established by the EESA. Accordingly, on such date, the Company issued and sold to the Treasury, for an aggregate cash purchase price of $52 million, (i) 52,000 Preferred Shares having a liquidation preference of $1,000 per share, and (ii) a ten-year Warrant to purchase up to 679,443 shares of Common Stock, at an exercise price of $11.48 per share. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering. On August 22, 2012, the Company repurchased the Warrant from the Treasury for $2.67 million, and in December 2012, the Company repurchased 24,000 of the outstanding Preferred Shares. In March 2014, the Company redeemed the remaining 28,000 outstanding Preferred Shares.

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2014, the Company’s capital increased $49.3 million, primarily due to the issuance of Common Stock of $34.5 million related to the Coastal acquisition, net income available to common shareholders of $38.7 million and other comprehensive income of $6.4 million, partially offset by the redemption of preferred stock of $28.0 million. Other capital related transactions, such as Common Stock issuances through the exercise of stock options and restricted stock account for only a small change in the capital of the Company. During 2013, the Company’s capital increased $37.7 million, primarily due to the issuance of Common Stock of $24.6 million related to the Prosperity acquisition and net income available to common shareholders of $18.3 million, partially offset by other comprehensive losses of $6.9 million.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2014:

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Leverage capital
Consolidated	$352,153	8.94%	$157,574	4.00%	$194,579	4.94%
Ameris Bank	393,199	10.01	157,165	4.00	236,034	6.01
Risk-based capital:
Core capital
Consolidated	352,153	12.66	111,279	4.00	240,874	8.66
Ameris Bank	393,199	14.14	111,264	4.00	281,935	10.14
Total capital
Consolidated	373,310	13.42	222,557	8.00	150,753	5.42
Ameris Bank	414,356	14.90	222,528	8.00	191,828	6.90

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

	Quarters Ended December 31, 2014
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:
Interest income	$44,900	$43,186	$38,607	$37,873
Interest expense	3,894	4,054	3,343	3,389

Net interest income	41,006	39,132	35,264	34,484
Provision for loan losses	888	1,669	1,365	1,726

Net interest income after provision for loan losses	40,118	37,463	33,899	32,758
Noninterest income	16,362	17,901	15,819	12,754
Noninterest expense	41,666	38,028	34,446	32,789
Acquisition related expenses	67	551	2,872	450

Income before income taxes	14,747	16,785	12,400	12,273
Income tax	4,167	5,122	4,270	3,923

Net income	10,580	11,663	8,130	8,350
Preferred stock dividends	-	-	-	286

Net income available to common stockholders	$10,580	$11,663	$8,130	$8,064

Per Share Data:
Net income – basic	0.40	0.44	0.32	0.32
Net income – diluted	0.39	0.43	0.32	0.32
Common Dividends (Cash)	0.05	0.05	0.05	-
Common Dividends (Stock)	-	-	-	-

	Quarters Ended December 31, 2013
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:
Interest income	$31,749	$31,749	$31,951	$30,873
Interest expense	2,698	2,429	2,475	2,535

Net interest income	29,051	29,320	29,476	28,338
Provision for loan losses	1,478	2,920	4,165	2,923

Net interest income after provision for loan losses	27,573	26,400	25,311	25,415
Noninterest income	11,517	12,288	11,384	11,360
Noninterest expense	33,274	28,237	26,688	28,884
Acquisition related expenses	4,350	512	-	-

Income before income taxes	1,466	9,939	10,007	7,891
Income tax	88	3,262	3,329	2,606

Net income	1,378	6,677	6,678	5,285
Preferred stock dividends	412	443	442	441

Net income available to common stockholders	$966	$6,234	$6,236	$4,844

Per Share Data:
Net income – basic	0.04	0.26	0.26	0.20
Net income – diluted	0.04	0.26	0.26	0.20
Common Dividends (Cash)	-	-	-	-
Common Dividends (Stock)	-	-	-	-

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statements of Income – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income/(Loss) – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors,” “Board and Committee Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	447,442	$16.99	1,191,000

(1)

Consists of (i) our 2014 Omnibus Equity Compensation Plan, which provides for the granting to directors, officers and certain other employees of qualified or nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards; and (ii) the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan and the ABC Bancorp Omnibus Stock Ownership and Long-Term incentive Plan that was adopted in 1997, which are now operative only with respect to the exercise of options that remain outstanding under such plan and under which no further awards may be granted. All securities remaining for future issuance represent awards that may be granted under the 2014 Omnibus Equity Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets – December 31, 2014 and 2013;

(ii)	Consolidated Statements of Income – Years ended December 31, 2014, 2013 and 2012;

(iii)	Consolidated Statements of Comprehensive Income/(Loss) – Years ended December 31, 2014, 2013 and 2012;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2014, 2013 and 2012;

(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012; and

(vi)	Notes to Consolidated Financial Statements.

(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 26 of the Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date: March 16, 2015	By:	/s/ Edwin W. Hortman, Jr.
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

Date:	March 16, 2015	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director
(principal executive officer)

Date:	March 16, 2015	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

Date:	March 16, 2015	/s/ William I. Bowen, Jr.
William I. Bowen, Jr., Director

Date:	March 16, 2015	/s/ R. Dale Ezzell
R. Dale Ezzell, Director

Date:	March 16, 2015	/s/ J. Raymond Fulp
J. Raymond Fulp, Director

Date:	March 16, 2015	/s/ Leo J. Hill
Leo J. Hill, Director

Date:	March 16, 2015	/s/ Daniel B. Jeter
Daniel B. Jeter, Director and Chairman of the Board

Date:	March 16, 2015	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date:	March 16, 2015	/s/ Brooks Sheldon
Brooks Sheldon, Director

Date:	March 16, 2015	/s/ William H. Stern
William H. Stern, Director

Date:	March 16, 2015	/s/ Jimmy D. Veal
Jimmy D. Veal, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

4.1	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and U.S. Bank National Association dated as of March 26, 2003 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.4	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.6	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Deutsche Bank Trust Company Americas dated as of June 24, 2004 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.7	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.8	Form of Floating Rate Junior Subordinated Deferrable Interest Note Due 2034 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.9	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of January 31, 2006 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.10	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of January 31, 2006 (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.11	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.12	Indenture between Ameris Bank (as successor to Prosperity Bank) and Wilmington Trust Company dated as of May 11, 2006 (incorporated by reference to Exhibit 4.12 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.13	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bank, Prosperity Bank and Wilmington Trust Company (pertaining to Indenture dated as of May 11, 2006) (incorporated by reference to Exhibit 4.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.14	Form of Floating Rate Junior Subordinated Debenture Due 2016 (included as Exhibit A to the Indenture filed as Exhibit 4.12 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.15	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of June 30, 2006 (incorporated by reference to Exhibit 4.15 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.16	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of June 30, 2006) (incorporated by reference to Exhibit 4.16 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.17	Form of Floating Rate Junior Subordinated Debenture Due 2016 (included as Exhibit A to the Indenture filed as Exhibit 4.15 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.18	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of September 20, 2007 (incorporated by reference to Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.19	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of September 20, 2007) (incorporated by reference to Exhibit 4.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.20	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2037 (included as Exhibit A to the Indenture filed as Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.21	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and Wells Fargo Bank, National Association dated as of August 27, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.22	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp and Wells Fargo Bank, National Association (pertaining to Indenture dated as of August 27, 2003) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.23	Form of Junior Subordinated Debt Security Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.24	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and U.S. Bank National Association dated as of December 14, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.25	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp, Coastal Bankshares, Inc. and U.S. Bank National Association (pertaining to Indenture dated as of December 14, 2005) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.26	Form of Junior Subordinated Debt Security Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

10.1*	Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 25, 1998).

10.2*	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 29, 2000).

10.3*	2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 18, 2005).

10.4*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.5*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.6*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.7*	Executive Employment Agreement with H. Richard Sturm dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2007).

10.8*	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and H. Richard Sturm (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.9*	Supplemental Executive Retirement Agreement with Edwin W. Hortman, Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.10*	Supplemental Executive Retirement Agreement with Dennis J. Zember Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.11*	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.12*	Supplemental Executive Retirement Agreement with Cindi H. Lewis, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.13	Loan Agreement dated as of August 28, 2013 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.14	Revolving Promissory Note dated as of August 28, 2013 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.15	Pledge and Security Agreement dated as of August 28, 2013 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.16*	Executive Employment Agreement by and between Ameris Bancorp and James A. LaHaise dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on August 8, 2014).

10.17	First Amendment to Loan Agreement dated as of September 26, 2014 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on September 29, 2014).

10.18	Amended and Restated Revolving Promissory Note dated as of September 26, 2014 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on September 29, 2014).

10.19*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.20*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.21*	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.22*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.23*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Edwin W. Hortman, Jr. dated as of December 15, 2014 (incorporated by reference to Exhibit 99.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.24*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Dennis J. Zember Jr. dated as of December 15, 2014 (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.25*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Andrew B. Cheney dated as of December 15, 2014 (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.26*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Jon S. Edwards dated as of December 15, 2014 (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.27*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Stephen A. Melton dated as of December 15, 2014 (incorporated by reference to Exhibit 99.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.28*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Cindi H. Lewis dated as of December 15, 2014 (incorporated by reference to Exhibit 99.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Crowe Horwath LLP.

23.2	Consent of Porter Keadle Moore, LLC.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101	The following financial statements from Ameris Bancorp’s Form 10-K for the year ended December 31, 2014, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income;
(iii)	Consolidated Statements of Comprehensive Income/(Loss);
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Notes to Consolidated Financial Statements.

*	Management contract or a compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ameris Bancorp

We have audited the accompanying balance sheet of Ameris Bancorp (the “Company) as of December 31, 2014, and the related statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As permitted, the Company has excluded the operations of Coastal Bankshares, Inc. acquired during 2014, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Atlanta, GA

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ameris Bancorp

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and subsidiaries, (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

As permitted, the Company has excluded the operations of Coastal Bankshares, Inc. acquired during 2014, which is described in Note 2 to the consolidated financial statements. The assets acquired in this acquisition and excluded from management’s assessment on internal control over financial reporting comprised approximately 10.44% of total consolidated assets at December 31, 2014.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Crowe Horwath LLP, the Company’s independent auditors, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-2.

/s/ Edwin W. Hortman, Jr.	/s/ Dennis J. Zember, Jr.
Edwin W. Hortman, Jr.	Dennis J. Zember, Jr.
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(Dollars in Thousands, Except Share Data)

Assets	2014	2013
Cash and due from banks	$78,036	$62,955
Interest-bearing deposits in banks	86,823	190,064
Federal funds sold	5,500	14,920
Investment securities available for sale, at fair value	541,805	486,235
Other investments	10,275	16,828
Mortgage loans held for sale, at fair value	94,759	67,278

Loans, net of unearned income	1,889,881	1,618,454
Purchased loans not covered by FDIC loss share agreements (“purchased non-covered loans”)	674,239	448,753
Purchased loans covered by FDIC loss share agreements (“covered loans”)	271,279	390,237
Less: allowance for loan losses	(21,157)	(22,377)

Loans, net	2,814,242	2,435,067

Other real estate owned, net	33,160	33,351
Purchased, non-covered other real estate owned, net	15,585	4,276
Covered other real estate owned, net	19,907	45,893

Total other real estate owned, net	68,652	83,520

Premises and equipment, net	97,251	103,188
FDIC loss-share receivable	31,351	65,441
Other intangible assets, net	8,221	6,009
Goodwill	63,547	35,049
Cash value of bank owned life insurance	58,867	49,432
Other assets	77,748	51,663

Total assets	$4,037,077	$3,667,649

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$839,377	$668,531
Interest-bearing	2,591,772	2,330,700

Total deposits	3,431,149	2,999,231
Securities sold under agreements to repurchase	73,310	83,516
Other borrowings	78,881	194,572
Subordinated deferrable interest debentures	65,325	55,466
Other liabilities	22,384	18,165

Total liabilities	3,671,049	3,350,950

Stockholders’ equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 and 28,000 shares issued and outstanding	-	28,000
Common stock, par value $1; 100,000,000 shares authorized; 28,159,027 and 26,461,769 shares issued	28,159	26,462
Capital surplus	225,015	189,722
Retained earnings	118,412	83,991
Accumulated other comprehensive income (loss), net of tax	6,098	(294)
Treasury stock, at cost, 1,385,164 and 1,363,342 shares	(11,656)	(11,182)

Total stockholders’ equity	366,028	316,699

	$4,037,077	$3,667,649

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in Thousands, Except Share Data)

	2014	2013	2012
Interest income
Interest and fees on loans	$150,611	$117,497	$119,310
Interest on taxable securities	12,086	7,134	8,250
Interest on nontaxable securities	1,626	1,413	1,475
Interest on deposits in other banks	236	276	434
Interest on federal funds sold	7	2	10

Total interest income	164,566	126,322	129,479

Interest expense
Interest on deposits	9,488	8,400	13,327
Interest on other borrowings	5,192	1,737	1,747

Total interest expense	14,680	10,137	15,074

Net interest income	149,886	116,185	114,405
Provision for loan losses	5,648	11,486	31,089

Net interest income after provision for loan losses	144,238	104,699	83,316

Other income
Service charges on deposit accounts	24,614	19,545	19,576
Mortgage banking activity	25,986	19,128	12,989
Other service charges, commissions and fees	2,647	2,151	1,431
Net gains on sales of securities	138	171	322
Gain on acquisitions	-	-	20,037
Gain on sale of SBA loans	3,896	1,500	264
Other noninterest income	5,555	4,054	3,255

Total noninterest income	62,836	46,549	57,874

Other expenses
Salaries and employee benefits	73,878	56,670	53,122
Occupancy and equipment	17,521	12,286	13,208
Advertising and marketing	2,869	1,620	1,622
Amortization of intangible assets	2,330	1,414	1,359
Data processing and communications expenses	15,551	11,539	10,683
Credit resolution related expenses	13,506	15,486	22,416
Merger and conversion charges	3,940	4,350	2,125
Other noninterest expenses	21,274	18,580	14,935

Total noninterest expense	150,869	121,945	119,470

Income before income tax expense	56,205	29,303	21,720
Income tax expense	(17,482)	(9,285)	(7,285)

Net income	38,723	20,018	14,435

Preferred stock dividends	286	1,738	3,577

Net income available to common stockholders	$38,437	$18,280	$10,858

Basic earnings per common share	$1.48	$0.76	$0.46

Diluted earnings per common share	$1.46	$0.75	$0.46

Dividends declared per common share	$0.15	$-	$-

Weighted average common shares outstanding
Basic	25,974	23,918	23,802
Diluted	26,259	24,348	23,843

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in Thousands)

	2013	2013	2012

Net income	$38,723	$20,018	$14,435

Other comprehensive income/(loss):
Net unrealized holding gain/(loss) arising during period on investment securities available for sale, net of tax (benefit) of $3,969, ($4,421) and $215	7,371	(8,210)	399
Reclassification adjustment for gains on investment securities included in operations, net of tax of $48, $60 and $113	(90)	(111)	(209)
Net unrealized gains (losses) on cash flow hedges during the period, net of tax (benefit) of ($479), $765 and ($474)	(889)	1,420	(879)

Total other comprehensive income (loss)	6,392	(6,901)	(689)

Comprehensive income	$45,115	$13,117	$13,746

See Notes to Consolidated Financial Statements.

AMERIS BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands, except share data)

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	28,000	$28,000	28,000	$27,662	52,000	$50,727
Repurchase of preferred stock	(28,000)	(28,000)	-	-	(24,000)	(24,000)
Accretion of fair value of warrant	-	-	-	338	-	935

Balance at end of period	-	$-	28,000	$28,000	28,000	$27,662
COMMON STOCK
Balance at beginning of period	26,461,769	$26,462	25,154,818	$25,155	25,087,468	$25,087
Issuance of common stock in acquisition	1,598,998	1,599	1,168,918	1,169	-	-
Issuance of restricted shares	77,047	77	108,400	108	67,450	67
Cancellation of restricted shares	(10,571)	(11)	(4,000)	(4)	(500)	-
Proceeds from exercise of stock options	31,784	32	33,633	34	400	1

Balance at end of period	28,159,027	$28,159	26,461,769	$26,462	25,154,818	$25,155

CAPITAL SURPLUS
Balance at beginning of period		$189,722		$164,949		$166,639
Issuance of common stock in acquisition		32,875		23,460		-
Repurchase of warrant		-		-		(2,670)
Stock-based compensation		2,057		1,041		1,044
Proceeds from exercise of stock options		427		376		2
Issuance of restricted shares		(77)		(108)		(67)
Cancellation of restricted shares		11		4		1

Balance at end of period		$225,015		$189,722		$164,949

RETAINED EARNINGS
Balance at beginning of period		$83,991		$65,710		$54,852
Net income		38,723		20,018		14,435
Dividends on preferred shares		(286)		(1,399)		(2,642)
Dividends on common shares		(4,016)		-		-
Accretion of fair value warrant		-		(338)		(935)

Balance at end of period		$118,412		$83,991		$65,710
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains on securities:
Balance at beginning of period		$(1,691)		$6,630		$6,440
Change during period		7,281		(8,321)		190

Balance at end of period		$5,590		$(1,691)		$6,630
Unrealized gain on interest rate swap:
Balance at beginning of period		$1,397		$(23)		$856
Change during period		(889)		1,420		(879)

Balance at end of period		$508		$1,397		$(23)

Balance at end of period		$6,098		$(294)		$6,607

TREASURY STOCK
Balance at beginning of period	1,363,342	$(11,182)	1,355,050	$(11,066)	1,336,174	$(10,831)
Purchase of treasury shares	21,822	(474)	8,292	(116)	18,876	(235)

Balance at end of period	1,385,164	$(11,656)	1,363,342	$(11,182)	1,355,050	$(11,066)

TOTAL STOCKHOLDERS’ EQUITY		$366,028		$316,699		$279,017

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in Thousands)

	2014	2013	2012
OPERATING ACTIVITIES
Net income	$38,723	$20,018	$14,435

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,642	4,938	5,032
Amortization of intangible assets	2,330	1,414	1,359
Net amortization of investment securities available for sale	3,666	3,191	4,410
Net gains on securities available for sale	(138)	(171)	(322)
Stock based compensation expense	2,057	1,041	1,044
Net (gains) losses on sale or disposal of premises and equipment	(516)	(55)	581
Net write-downs and losses on sale of other real estate owned	4,950	9,162	8,951
Gain on acquisitions	-	-	(20,037)
Provision for loan losses	5,648	11,486	31,089
Accretion of discount on covered loans	(22,188)	(42,208)	(45,752)
Accretion of discount on purchased non-covered loans	(9,745)	-	-
Changes in FDIC loss-share receivable, net of cash payments received	11,596	25,461	6,594
Increase in cash surrender value of BOLI	(1,623)	(1,223)	(163)
Provision for deferred taxes	6,516	3,543	2,525
(Increase)/decrease in interest receivable	(1,952)	(1,395)	1,102
Increase/(decrease) in interest payable	(49)	199	(1,708)
Increase/(decrease) in taxes payable	(7,221)	(1,420)	(5,941)
Originations of mortgage loans held for sale	(687,090)	(525,376)	(61,120)
Proceeds from sales of mortgage loans held for sale	666,897	506,884	23,897
Originations of SBA loans	(58,089)	(12,486)	(5,319)
Proceeds from sales of SBA loans	32,782	15,754	264
Net gains on sale of SBA loans	(3,896)	(1,500)	(264)
Decrease in prepaid FDIC assessments	-	2,843	1,314
Change attributable to other operating activities	5,104	1,749	30,201

Net cash provided by (used in) operating activities	(5,596)	21,849	(7,828)

INVESTING ACTIVITIES, net of effects of business combinations
Net decrease in federal funds sold and interest-bearing deposits in banks	128,584	10,380	35,365
Purchases of securities available for sale	(126,909)	(90,033)	(146,847)
Proceeds from maturities of securities available for sale	51,215	50,490	146,789
Proceeds from sale of securities available for sale	94,051	36,669	29,240
(Increase)/decrease in restricted equity securities, net	8,028	(1,269)	4,135
Net increase in loans, excluding purchased non-covered and covered loans	(251,955)	(183,731)	(190,848)
Payments received on purchased non-covered loans	74,931	943	-
Payments received on covered loans	102,996	120,155	194,552
Purchase of premises and equipment	(5,709)	(5,634)	(9,065)
Proceeds from sale of premises and equipment	1,213	2,114	593
Purchase of bank owned life insurance	-	(30,000)	(15,506)
Proceeds from sale of other real estate owned	43,793	68,917	56,962
Payments received from FDIC under loss share agreements	22,494	68,822	128,730
Net cash proceeds received from acquisitions	1,099	4,123	220,516

Net cash provided by investing activities	143,831	51,946	454,616

FINANCING ACTIVITIES, net of effects of business combinations
Net increase (decrease) in deposits	62,894	(99,115)	(384,638)
Net increase (decrease) in securities sold under agreements to repurchase	(15,634)	11,866	12,456
Repayment of other borrowings	(257,060)	(177,741)	(30,334)
Proceeds from other borrowings	118,963	175,000	-
Repurchase of warrant	-	-	(2,670)
Dividends paid - preferred stock	(286)	(1,400)	(2,642)
Dividends paid - common stock	(4,016)	-	-
Redemption of preferred stock	(28,000)	-	(24,000)
Proceeds from exercise of stock options	459	410	3
Purchase of treasury shares	(474)	(116)	(235)

Net cash used in financing activities	(123,154)	(91,096)	(432,060)

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in Thousands)

	2014	2013	2012

Net increase (decrease) in cash and due from banks	15,081	(17,301)	14,728
Cash and due from banks at beginning of period	62,955	80,256	65,528

Cash and due from banks at end of period	$78,036	$62,955	$80,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$14,667	$9,938	$16,782

Income taxes	$19,281	$16,925	$2,563

Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$11,972	$9,137	$19,265

Purchased non-covered loans transferred to other real estate owned	$4,160	$-	$-

Covered loans transferred to other real estate owned	$13,650	$31,833	$43,298

Loans provided for the sales of other real estate owned	$1,109	$2,416	$5,991

Assets acquired in business combinations	$448,971	$745,027	$450,056

Liabilities assumed in business combinations	$411,701	$720,236	$430,019

Issuance of common stock in acquisitions	$34,474	$24,629	$-

Change in unrealized gain (loss) on securities available for sale	$7,281	$(8,321)	$190

Change in unrealized gain on cash flow hedge (interest rate swap)	$(889)	$1,420	$(879)

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company”) is a financial holding company whose primary business is presently conducted by Ameris Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers concentrated in select markets in Georgia, Alabama, Florida and South Carolina. The Company also engages in mortgage banking activities and SBA lending, and, as such, acquires, sells and services one-to-four family residential mortgage loans and SBA loans in the Southeast. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of the average daily required reserve was approximately $20.1 million and $11.6 million for the years ended 2014 and 2013, respectively. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities

The Company classifies its securities in one of three categories: (i) held to maturity, (ii) available for sale or (iii) trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2014 and 2013, all securities were classified as available for sale.

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

Servicing Rights

When mortgage and SBA loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking activity and gains on sales of SBA loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with “Mortgage banking activity” on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as “Other noninterest income”, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income. Servicing fees totaled $1,011,000, $611,000 and $453,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Late fees and ancillary fees related to loan servicing are not material.

Loans

Loans, excluding loans covered by FDIC loss-share agreements (“covered loans”) and purchased loans not covered by FDIC loss-share agreements (“purchased non-covered loans”) are reported at their outstanding principal balances less unearned income, net of deferred fees and origination costs and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. For all classes of loans, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well-secured and in the process of collection. Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Mortgage loans and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off, generally between 90 and 120 days past due, unless the loan is in the process of collection. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchased Loans

Purchased loans include loans acquired in FDIC-assisted acquisitions (“covered loans”) and other acquisitions (“purchased non-covered loans”) and are initially recorded at fair value on the date of the purchase. Purchased loans that contain evidence of credit deterioration (“purchased credit impaired loans”) on the date of purchase are carried at the net present value of expected future proceeds. All other purchased loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value. There is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

In determining the initial fair value of purchased loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carryover of any previously recorded ALLL and (ii) an adjustment of the recorded investment to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

Purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable incurred losses in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of various risks in the loan portfolio highlighted by historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance for loan losses represents a reserve for probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent loan reviewers and regulatory authorities, the Company further segregates the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on data such as risk ratings, current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in their markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of credit card receivables and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor of historical losses, calculated by loan type, to be applied to the balance of loans by risk rating and type, to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer or an independent third party loan review firm. As a result of these loan reviews, certain loans may be assigned specific reserve allocations. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the independent internal loan review department.

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. Consumer loans are charged-off in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy. Commercial loans are charged-off when they are deemed uncollectible, which usually involves a triggering event within the collection effort. If the loan is collateral dependent, the loss is more easily identified and is charged-off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, and the guarantor demonstrates willingness and capacity to support the debt, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged-off and any further collections are treated as recoveries. In all situations, when a loan is downgraded to an Asset Quality Rating of 60 (Loss per the regulatory guidance), the uncollectible portion is charged-off.

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

FDIC Loss-Share Receivable

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss-share receivable to reflect the indemnification provided by the FDIC. Since the indemnified items are covered loans and covered foreclosed assets, which are initially measured at fair value, the FDIC loss-share receivable is also initially measured and recorded at fair value, and is calculated by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss-share agreements. The balance of the FDIC loss-share receivable and the accretion (or amortization) thereof is adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss-share agreements and other factors. The Company is accreting (or amortizing) its FDIC loss-share receivable over the shorter of the contractual term of the indemnification agreement (ten years for the single family loss share agreements, and five years for the non-single family loss share agreements) or the remaining life of the indemnified asset.

Pursuant to the clawback provisions of the loss share agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. The amount of the clawback provision for each acquisition is measured and recorded at fair value. It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement. This clawback amount, which is payable to the FDIC upon termination of the applicable loss share agreement, is then discounted back to net present value, generally over ten years. To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will decrease. The balance of the FDIC clawback payable and the amortization thereof are adjusted periodically to reflect changes in expected losses on covered assets and the impact of such changes on the clawback payable and other factors. The FDIC loss-share receivable is reported net of the clawback liability.

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

Intangible assets consist of core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over an estimated useful life of five to seven years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

Cash Value of Bank Owned Life Insurance

The Company has purchased life insurance policies on certain officers. The life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The Company recognizes interest and penalties related to income tax matters in other noninterest expenses.

Stock-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $2.1 million, $1.0 million and $1.0 million of stock-based compensation cost in 2014, 2013 and 2012, respectively.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

Earnings Per Share

Basic earnings per common share are computed using the two-class method. Basic earnings per share are computed by dividing net income allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Potential common shares consist of stock options and restricted shares for the years ended December 31, 2014 and 2013, and are determined using the treasury stock method. Potential common shares consist of stock options, restricted shares and warrants for the year ended December 31, 2012, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Distributed earnings allocated to common stockholders	$4,016	$-	$-
Undistributed earnings allocated to common stockholders	34,421	18,280	10,858

Net income available to common shareholders	$38,437	$18,280	$10,858

Weighted average number of common shares outstanding	25,974	23,918	23,816
Effect of dilutive restricted grants	15	378	-
Effect of dilutive options	270	169	41

Weighted average number of common shares outstanding used to calculate diluted earnings per share	26,259	24,465	23,857

For the years ended December 31, 2014, 2013 and 2012, the Company has excluded 6,000, 324,000 and 418,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company had a cash flow hedge with notional amount of $37.1 million at December 31, 2014, 2013 and 2012 for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate. The fair value of these instruments amounted to a liability of approximately $1.3 million and $370,000 as of December 31, 2014 and 2013, respectively. No material hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in mortgage banking activity. The fair value of these instruments amounted to an asset of approximately $1,757,000 and $1,180,000 at December 31, 2014 and 2013, respectively.

Comprehensive Income

The Company’s comprehensive income consists of net income, changes in the net unrealized holding gains and losses of securities available for sale, unrealized gain or loss on the effective portion of the cash flow hedge and the realized gain or loss recognized due to the sale or unwind of cash flow hedge prior to their contractual maturity date. These amounts are carried in accumulated other comprehensive income (loss) on the consolidated statements of stockholders’ equity and are presented net of taxes.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments

The Company has three reportable segments, the Banking Division, the Mortgage Division and the SBA Division. The Banking Division derives its revenues from the delivery of full service financial services to include commercial loans, consumer loans and deposit accounts. The Mortgage Division derives its revenues from the origination, sales and servicing of one-to-four family residential mortgage loans. The SBA Division derives its revenues from the origination, sales and servicing of SBA loans. The Banking, Mortgage and SBA Divisions are managed as separate business units because of the different products and services they provide. The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers.

New Accounting Standards

ASU 2015-01 - Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items by no longer allowing companies to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item. ASU 2015-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations, financial position or disclosures.

ASU 2014-17 – Business Combinations: Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 amends existing guidance related to the accounting by an acquired entity upon a change-in-control event. The standard provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. ASU 2014-17 was effective on November 18, 2014. The adoption of this standard has not had a material effect on the Company’s operating results or financial condition.

ASU 2014-14 – Receivables – Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”). ASU 2014-14 amends existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if three conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and early adoption is permitted. It can be applied using a prospective transition method or a modified retrospective transition using a cumulative-effect adjustment. The Company is evaluating the impact this standard may have on the Company’s results of operations, financial position or disclosures.

ASU 2014-12 – Compensation – Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 amends existing guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. It can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

ASU 2014-11 – Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. ASU 2014-11 requires that these transactions all be accounted for as secured borrowings. The standard requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction and requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

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

The acquisition of Coastal was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third quarter of 2014, management revised its initial estimates regarding the valuation of other real estate owned. In addition, during the third and fourth quarters of 2014, management continued its assessment and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Sections 382 of the Internal Revenue Code of 1986, as amended. Management continues to evaluate fair value adjustments related to deferred tax assets, pending the filing of the file tax return for Coastal.

The following table presents the assets acquired and liabilities of Coastal assumed as of June 30, 2014 and their fair value estimates:

(Dollars in Thousands)	As Recorded by Coastal	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$3,895	$-		$-		$3,895
Federal funds sold and interest-bearing balances	15,923	-		-		15,923
Investment securities	67,266	(500	)(a)	-		66,766
Other investments	975	-		-		975
Mortgage loans held for sale	7,288	-		-		7,288
Loans	296,141	(16,700	)(b)	-		279,441
Less allowance for loan losses	(3,218)	3,218	(c)	-		-

Loans, net	292,923	(13,482)		-		279,441
Other real estate owned	14,992	(3,528	)(d)	(2,600	)(g)	8,864
Premises and equipment	11,882	-		-		11,882
Intangible assets	507	4,266	(e)	(231	)(h)	4,542
Cash value of bank owned life insurance	7,812	-		-		7,812
Other assets	14,898	-		(752	)(i)	14,146

Total assets	$438,361	$(13,244)		$(3,583)		$421,534

Liabilities
Deposits:
Noninterest-bearing	$80,012	$-		$-		$80,012
Interest-bearing	289,012	-		-		289,012

Total deposits	369,024	-		-		369,024
Federal funds purchased and securities sold under agreements to repurchase	5,428	-		-		5,428
Other borrowings	22,005	-		-		22,005
Other liabilities	6,192	-		-		6,192
Subordinated deferrable interest debentures	15,465	(6,413	)(f)	-		9,052

Total liabilities	418,114	(6,413)		-		411,701

Net identifiable assets acquired over (under) liabilities assumed	20,247	(6,831)		(3,583)		9,833
Goodwill	-	23,854		3,583		27,437

Net assets acquired over (under) liabilities assumed	$20,247	$17,023		$-		$37,270

Consideration:
Ameris Bancorp common shares issued	1,598,998
Purchase price per share of the Company’s common stock	$21.56

Company common stock issued	34,474
Cash exchanged for shares	2,796

Fair value of total consideration transferred	$37,270

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Coastal’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(f)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(g)	Adjustment reflects the additional fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(h)	Adjustment reflects final recording of core deposit intangible on the acquired core deposit accounts.

(i)

Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

Goodwill of $27.4 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Coastal acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

The results of operations of Coastal subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisition had occurred on January 1, 2013, unadjusted for potential cost savings (in thousands).

	Year Ended December 31,
	2014	2013

Net interest income and noninterest income	$223,281	$183,459
Net income	$36,855	$21,397
Net income available to common stockholders	$36,569	$19,659
Income per common share available to common stockholders – basic	$1.33	$0.77
Income per common share available to common stockholders – diluted	$1.31	$0.76
Average number of shares outstanding, basic	27,573	25,517
Average number of shares outstanding, diluted	27,858	25,947

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

Prosperity Banking Company

On December 23, 2013, the Company completed its acquisition of The Prosperity Banking Company (“Prosperity”), a bank holding company headquartered in Saint Augustine, Florida. At that time, Prosperity’s wholly owned banking subsidiary, Prosperity Bank (“Prosperity Bank”), was merged with and into the Bank. Prosperity Bank had a total of 12 banking locations, with the majority of the franchise concentrated in northeast Florida. Upon consummation of the acquisition, Prosperity was merged with and into the Company, with Ameris as the surviving entity in the merger. Prosperity’s common shareholders were entitled to elect to receive either 3.125 shares of the Company’s common stock or $41.50 in cash in exchange for each share of Prosperity’s voting common stock. As a result, the Company issued 1,168,918 common shares at a fair value of $24.6 million.

The acquisition of Prosperity was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. During the fourth quarter of 2014, management adjusted the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Sections 382 of the Internal Revenue Code of 1986, as amended.

The following table presents the assets acquired and liabilities of Prosperity assumed as of December 23, 2013 and their fair value estimates:

(Dollars in Thousands)	As Recorded by Prosperity	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$4,285	$-		$-		$4,285
Federal funds sold and interest-bearing balances	21,687	-		-		21,687
Investment securities	151,863	411	(a)	-		152,274
Other investments	8,727	-		-		8,727
Loans	487,358	(37,662	)(b)	-		449,696
Less allowance for loan losses	(6,811)	6,811	(c)	-		-

Loans, net	480,547	(30,851)		-		449,696
Other real estate owned	6,883	(1,260	)(d)	-		5,623
Premises and equipment	36,293	-		-		36,293
Intangible assets	174	4,383	(e)	-		4,557
Other assets	26,600	1,192	(f)	(1,060	)(j)	26,732

Total assets	$737,059	$(26,125)		$(1,060)		$709,874

Liabilities
Deposits:
Noninterest-bearing	$149,242	$-		$-		$149,242
Interest-bearing	324,441	-		-		324,441

Total deposits	473,683	-		-		473,683
Federal funds purchased and securities sold under agreements to repurchase	21,530	-		-		21,530
Other borrowings	185,000	12,313	(g)	-		197,313
Other liabilities	14,058	455	(h)	-		14,513
Subordinated deferrable interest debentures	29,500	(16,303	)(i)	-		13,197

Total liabilities	723,771	(3,535)		-		720,236

Net identifiable assets acquired over (under) liabilities assumed	13,288	(22,590)		(1,060)		(10,362)
Goodwill	-	34,093		1,060		35,153

Net assets acquired over (under) liabilities assumed	$13,288	$11,503		$-		$24,791

Consideration:
Ameris Bancorp common shares issued	1,168,918
Purchase price per share of the Company’s common stock	$21.07

Company common stock issued	24,629
Cash exchanged for shares	162

Fair value of total consideration transferred	$24,791

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Prosperity’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

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

(j)

Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

Goodwill of $35.2 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Prosperity acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

The results of operations of Prosperity subsequent to the acquisition date are included in the Company’s consolidated statements of income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of income as if the acquisition had occurred on January 1, 2012, unadjusted for potential cost savings (in thousands).

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

On the dates of acquisition, the Company estimated the future cash flows on each individual loan and made the necessary adjustments to reflect the asset at fair value. At each quarter end subsequent to the acquisition dates, the Company revises the estimates of future cash flows based on current information and makes the necessary adjustments to carrying value. The adjustments are performed on a loan-by-loan basis and have resulted in the Company recording an $84,000 provision for loan loss expense during the year ended December 31, 2014. There were no adjustments needed during the year ended December 31, 2013.

A rollforward of purchased non-covered loans for the years ended December 31, 2014 and 2013 is shown below:

(Dollars in Thousands)	2014	2013
Balance, January 1	$448,753	$-
Charge-offs, net of recoveries	(84)	-
Additions due to acquisitions	279,441	449,696
Accretion	9,745	-
Transfers to purchased non-covered other real estate owned	(4,160)	-
Transfer from covered loans due to loss share expiration	15,475	-
Payments received	(74,931)	(943)

Ending balance	$674,239	$448,753

The following is a summary of changes in the accretable discounts of purchased non-covered loans during years ended December 31, 2014 and 2013:

(Dollars in Thousands)	2014	2013
Balance, January 1	$26,189	$-
Additions due to acquisitions	7,799	26,189
Accretion	(9,745)	-
Transfers between non-accretable and accretable discounts, net	1,473	-

Ending balance	$25,716	$26,189

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions, as well as key elements of the purchase and assumption agreements between the FDIC and the Bank (in thousands):

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

Each acquisition with loss sharing agreements has separate agreements for the single family residential assets (“SFR”) and the non-single family assets (“NSF”). The SFR agreements cover losses and recoveries for ten years. The NSF agreements are for eight years. During the first five years, losses and recoveries are covered. During the final three years, only recoveries, net of expenses, are covered. The AUB SFR agreement was terminated during 2012 and Ameris received a payment of $87,000. The AUB and USB NSF agreements passed their five year anniversary during the fourth quarter of 2014 and losses will no longer be reimbursed. The remaining NSF assets for these two agreements have been reclassified to purchased non-covered loans and purchased non-covered other real estate owned.

The failed bank bidding process was a competitive process and the FDIC offered a variety of reimbursement structures. The AUB and USB agreements were structured to reimburse combined SFR and NSF losses up to a threshold at 80% ($38 million for AUB and $46 million for USB) with losses in excess of the threshold reimbursed at 95%. For SCB, FBJ, TBC, HTB, OGB, and CBG all losses under the agreements are reimbursed at 80%. For DBT, the losses under the SFR and NSF agreements have separate thresholds and reimbursement percentages. Under the SFR agreement, losses up to $8.4 million were reimbursed at 80%, losses between $8.4 million and $11.8 million were reimbursed at 30%, and losses in excess of $11.8 million will be reimbursed at 80%. Under this agreement, losses of $14.5 million have been incurred and all future losses will be reimbursed at 80%. Under the NSF agreement, losses up to $123.4 million will be reimbursed at 80%, losses between $123.4 million and $181.3 million will be reimbursed at 30%, and losses in excess of $181.3 million will be reimbursed at 80%. Under this agreement, losses of $110.2 million have been incurred. MBT did not have a loss sharing agreement.

The results of operations of CBG and MBT subsequent to the acquisition date are included in the Company’s consolidated statements of income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2012, unadjusted for potential cost savings (in thousands).

Year Ended December 31, 2012
Net interest income and noninterest income	$176,262
Net loss	$(10,233)
Net loss available to common shareholders	$(13,810)
Loss per common share available to common shareholders – basic and diluted	$(0.58)
Average number shares outstanding, basic	23,816
Average number shares outstanding, diluted	23,857

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

The following table presents the loans receivable (in thousands) at the 2012 acquisition date for loans with deterioration in credit quality.

2012 Acquisitions:	CBG	MBT	Total

	(Dollars in Thousands)
Contractually required principal payments receivable	$137,407	$-	$137,407
Non-accretable difference	53,603	-	53,603

Present value of cash flows expected to be collected	83,804	-	83,804
Accretable difference	10,390	-	10,390

Fair value of loans acquired with deterioration of credit quality	$73,414	$-	$73,414

The following table summarizes components of all covered assets at December 31, 2014 and 2013 and their origin. The FDIC loss-share receivable is shown net of the clawback liability.

	Covered loans	Less Fair Value adjustments	Total covered loans	OREO	Less Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss- share receivable
As of December 31, 2014:	(Dollars in thousands)

AUB	$-	$-	$-	$-	$-	$-	$-	$188

USB	4,350	150	4,200	165	-	165	4,365	(1,197)

SCB	26,686	602	26,084	2,849	389	2,460	28,544	1,828

FBJ	21,243	1,825	19,418	632	0	632	20,050	1,885

DBT	64,338	6,437	57,901	6,655	514	6,141	64,042	6,860

TBC	23,487	1,117	22,370	2,388	367	2,021	24,391	3,287

HTB	52,699	5,120	47,579	3,670	1,283	2,387	49,966	6,459

OGB	42,971	3,785	39,186	2,244	39	2,205	41,391	3,906

CBG	60,950	6,409	54,541	4,805	909	3,896	58,437	8,135

Total	$296,724	$25,445	$271,279	$23,408	$3,501	$19,907	$291,186	$31,351

As of December 31, 2013:

AUB	$15,787	$231	$15,556	$4,264	$-	$4,264	$19,820	$1,452

USB	18,504	1,427	17,077	2,865	141	2,724	19,801	889

SCB	34,637	1,483	33,154	3,461	303	3,158	36,312	3,175

FBJ	25,891	3,730	22,161	1,880	242	1,638	23,799	3,689

DBT	105,157	17,819	87,338	17,023	1,282	15,741	103,079	18,724

TBC	32,590	2,354	30,236	4,844	745	4,099	34,335	3,721

HTB	67,126	7,359	59,767	6,374	2,304	4,070	63,837	9,325

OGB	58,512	5,067	53,445	7,506	2,984	4,522	57,967	9,645

CBG	85,118	13,615	71,503	7,610	1,933	5,677	77,180	14,821

Total	$443,322	$53,085	$390,237	$55,827	$9,934	$45,893	$436,130	$65,441

A rollforward of acquired covered loans for the years ended December 31, 2014 and 2013 is shown below:

(Dollars in Thousands)	2014	2013
Balance, January 1	$390,237	$507,712
Charge-offs, net of recoveries	(9,255)	(7,695)
Accretion	22,188	42,208
Transfers to covered other real estate owned	(13,650)	(31,833)
Transfer to purchased, non-covered loans due to loss share expiration	(15,475)	-
Payments received	(102,996)	(120,155)
Other	230	-

Ending balance	$271,279	$390,237

The following is a summary of changes in the accretable discounts of acquired covered loans during the years ended December 31, 2014 and 2013:

	2014	2013
	(Dollars in Thousands)
Balance, beginning of year	$25,493	$16,698
Accretion	(22,188)	(42,208)
Transfers between non-accretable and accretable discounts, net	12,273	51,003

Balance, end of year	$15,578	$25,493

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of December 31, 2014 and 2013, the Company has recorded a clawback liability of $6.2 million and $5.0 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss share agreement. Changes in the FDIC loss-share receivable are as follows:

	For the Years Ended December 31,
	2014	2013
	(Dollars in Thousands)

Beginning balance	$65,441	$159,724

Payments received from FDIC	(22,494)	(68,822)
Accretion (amortization)	(18,449)	(34,533)
Change in clawback liability	(1,222)	(3,398)
Increase in receivable due to:
Charge-offs on covered loans	3,372	6,156
Write downs of covered other real estate owned	4,771	13,117
Reimbursable expenses on covered assets	1,078	5,820
Other activity, net	(1,146)	(12,623)

Ending balance	$31,351	$65,441

NOTE 4. SECURITIES

The amortized cost and estimated fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
December 31, 2014:
U.S. Government sponsored agencies	$14,953	$-	$(275)	$14,678
State, county and municipal securities	137,873	3,935	(433)	141,375
Corporate debt securities	10,812	228	-	11,040
Mortgage-backed securities	369,581	6,534	(1,403)	374,712

Total debt securities	$533,219	$10,697	$(2,111)	$541,805

December 31, 2013:
U.S. Government sponsored agencies	$14,947	$-	$(1,021)	$13,926
State, county and municipal securities	112,659	2,269	(2,174)	112,754
Corporate debt securities	10,311	275	(261)	10,325
Collateralized debt obligations	1,480	-	-	1,480
Mortgage-backed securities	349,441	2,347	(4,038)	347,750

Total debt securities	$488,838	$4,891	$(7,494)	$486,235

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2014:
U. S. Government sponsored agencies	$-	$-	$14,678	$(275)	$14,678	$(275)
State, county and municipal securities	15,038	(70)	19,665	(363)	34,703	(433)
Corporate debt securities	-	-	-	-	-	-
Mortgage-backed securities	36,760	(221)	46,812	(1,182)	83,572	(1,403)

Total temporarily impaired securities	$51,798	$(291)	$81,155	$(1,820)	$132,953	$(2,111)

December 31, 2013:
U. S. Government sponsored agencies	$13,926	$(1,021)	$-	$-	$13,926	$(1,021)
State, county and municipal securities	47,401	(1,882)	3,794	(292)	51,195	(2,174)
Corporate debt securities	-	-	4,826	(261)	4,826	(261)
Collateralized debt obligations	-	-	-	-	-	-
Mortgage-backed securities	94,989	(2,493)	23,388	(1,545)	118,377	(4,038)

Total temporarily impaired securities	$156,316	$(5,396)	$32,008	$(2,098)	$188,324	$(7,494)

As of December 31, 2014, the Company’s security portfolio consisted of 340 securities, 66 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and state, county and municipal securities, as discussed below.

At December 31, 2014, the Company held 37 mortgage backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

At December 31, 2014, the Company held 26 state, county and municipal securities and 3 U.S. government sponsored agency securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

During 2014 and 2013, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities, except for one security that began deferring interest during the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2014 or 2013.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2014, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at December 31, 2014, these investments are not considered impaired on an other-than-temporary basis.

At December 31, 2014 and 2013, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2014, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Securities not due at a single maturity date are shown separately. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$5,693	$5,757
Due from one year to five years	45,110	46,340
Due from five to ten years	63,043	64,201
Due after ten years	49,792	50,795
Mortgage-backed securities	369,581	374,712

	$533,219	$541,805

Securities with a carrying value of approximately $286.6 million and $399.0 million at December 31, 2014 and 2013, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2014	2013	2012
	(Dollars in Thousands)
Gross gains on sales of securities	$141	$ 353	$ 420
Gross losses on sales of securities	(3)	(182)	(98)

Net realized gains on sales of securities available for sale	$138	$ 171	$ 322

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

	December 31,
	2014	2013
	(Dollars in Thousands)
Commercial, financial & agricultural	$319,654	$244,373
Real estate – construction & development	161,507	146,371
Real estate – commercial & farmland	907,524	808,323
Real estate – residential	456,106	351,886
Consumer installment	30,782	34,249
Other	14,308	33,252

	1,889,881	1,618,454
Allowance for loan losses	21,157	22,377

Loans, net	$1,868,724	$1,596,077

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the FDIC. Loans that were previously classified as covered loans where the loss-sharing agreements have expired are also included in purchased non-covered loans. Purchased non-covered loans totaling $674.2 million and $448.8 million at December 31, 2014 and 2013, respectively, are not included in the above schedule.

The carrying value of purchased non-covered loans are shown below according to loan type as of the end of the years shown:

	2014	2013
	(Dollars in Thousands)
Commercial, financial & agricultural	$38,041	$32,141
Real estate – construction & development	58,362	31,176
Real estate – commercial & farmland	306,706	179,898
Real estate – residential	266,342	200,851
Consumer installment loans	4,788	4,687

	$674,239	$448,753

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $271.3 million and $390.2 million at December 31, 2014 and 2013, respectively, are not included in the above schedule.

The carrying value of covered loans are shown below according to loan type as of the end of the years shown:

	2014	2013
	(Dollars in Thousands)
Commercial, financial & agricultural	$21,467	$26,550
Real estate – construction & development	23,447	43,179
Real estate – commercial & farmland	147,627	224,451
Real estate – residential	78,520	95,173
Consumer installment loans	218	884

	$271,279	$390,237

Nonaccrual and Past Due Loans

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as non-accrual is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. Loans on nonaccrual status, excluding purchased non-covered and covered loans, amounted to approximately $21.7 million, $29.2 million and $38.9 million at December 31, 2014, 2013 and 2012, respectively. Purchased non-covered loans on nonaccrual status amounted to approximately $18.2 million and $6.7 million at December 31, 2014 and 2013, respectively.

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

	2014	2013
	(Dollars in Thousands)
Commercial, financial & agricultural	$1,672	$4,103
Real estate – construction & development	3,774	3,971
Real estate – commercial & farmland	8,141	8,566
Real estate – residential	7,663	12,152
Consumer installment loans	478	411

	$21,728	$29,203

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

	2014	2013
	(Dollars in Thousands)
Commercial, financial & agricultural	$175	$11
Real estate – construction & development	1,119	325
Real estate – commercial & farmland	10,242	1,653
Real estate – residential	6,644	4,658
Consumer installment loans	69	12

	$18,249	$6,659

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

	2014	2013
	(Dollars in Thousands)
Commercial, financial & agricultural	$8,541	$7,257
Real estate – construction & development	7,601	14,781
Real estate – commercial & farmland	12,584	33,495
Real estate – residential	6,595	13,278
Consumer installment loans	91	341

	$35,412	$69,152

The following table presents an analysis of loans, excluding purchased non-covered and covered past due loans as of December 31, 2014 and 2013.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$900	$233	$1,577	$2,710	$316,944	$319,654	$-
Real estate – construction & development	1,382	286	3,367	5,035	156,472	161,507	-
Real estate – commercial & farmland	2,859	635	7,668	11,162	896,362	907,524	-
Real estate – residential	3,953	2,334	6,755	13,042	443,064	456,106	-
Consumer installment loans	634	158	366	1,158	29,624	30,782	1
Other	-	-	-	-	14,308	14,308	-

Total	$9,728	$3,646	$19,733	$33,107	$1,856,774	$1,889,881	$1

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$10,893	$272	$4,081	$15,246	$229,127	$244,373	$-
Real estate – construction & development	1,026	69	3,935	5,030	141,341	146,371	-
Real estate – commercial & farmland	3,981	1,388	7,751	13,120	795,203	808,323	-
Real estate – residential	5,422	1,735	11,587	18,744	333,142	351,886	-
Consumer installment loans	568	197	305	1,070	33,179	34,249	-
Other	-	-	-	-	33,252	33,252	-

Total	$21,890	$3,661	$27,659	$53,210	$1,565,244	$1,618,454	$-

The following table presents an analysis of purchased non-covered past due loans as of December 31, 2014 and 2013.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2014:
Commercial, financial & agricultural	$461	$90	$175	$726	$37,315	$38,041	$-
Real estate – construction & development	790	1,735	1,117	3,642	54,720	58,362	-
Real estate – commercial & farmland	2,107	1,194	9,529	12,830	293,876	306,706	-
Real estate – residential	6,907	1,401	6,369	14,677	251,665	266,342	-
Consumer installment loans	82	-	65	147	4,641	4,788	-

Total	$10,347	$4,420	$17,255	$32,022	$642,217	$674,239	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2013:
Commercial, financial & agricultural	$370	$70	$11	$451	$31,690	$32,141	$-
Real estate – construction & development	1,008	89	325	1,422	29,754	31,176	-
Real estate – commercial & farmland	6,851	2,064	1,516	10,431	169,467	179,898	-
Real estate – residential	4,667	1,074	3,428	9,169	191,682	200,851	-
Consumer installment loans	7	17	9	33	4,654	4,687	-

Total	$12,903	$3,314	$5,289	$21,506	$427,247	$448,753	$-

The following table presents an analysis of covered past due loans as of December 31, 2014 and 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2014:
Commercial, financial & agricultural	$451	$136	$1,878	$2,465	$19,002	$21,467	$-
Real estate – construction & development	238	226	6,703	7,167	16,280	23,447	-
Real estate – commercial & farmland	4,371	1,486	7,711	13,568	134,059	147,627	714
Real estate – residential	3,464	962	5,656	10,082	68,438	78,520	-
Consumer installment loans	10	-	91	101	117	218	-

Total	$8,534	$2,810	$22,039	$33,383	$237,896	$271,279	$714

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$3,966	$12	$6,165	$10,143	$16,407	$26,550	$-
Real estate – construction & development	843	144	14,055	15,042	28,137	43,179	-
Real estate – commercial & farmland	8,482	4,350	26,428	39,260	185,191	224,451	346
Real estate – residential	7,648	1,914	10,244	19,806	75,367	95,173	-
Consumer installment loans	51	14	305	370	514	884	-

Total	$20,990	$6,434	$57,197	$84,621	$305,616	$390,237	$346

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considers the borrower’s capacity to pay, which includes such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. Impaired loans include loans on nonaccrual status and troubled debt restructurings. The Company individually assesses for impairment all nonaccrual loans greater than $200,000 and rated substandard or worse and all troubled debt restructurings greater than $100,000. If a loan is deemed impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Nonaccrual loans	$21,728	$29,203	$38,885
Troubled debt restructurings not included above	12,759	17,214	18,744

Total impaired loans	$34,487	$46,417	$57,629

Interest income recognized on impaired loans	$1,170	$522	$495

Foregone interest income on impaired loans	$155	$418	$718

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of December 31, 2014 and 2013.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$3,387	$6	$1,956	$1,962	$395	$3,021
Real estate – construction & development	8,325	448	4,005	4,453	771	5,368
Real estate – commercial & farmland	17,514	4,967	9,651	14,618	1,859	15,972
Real estate – residential	15,571	3,514	9,407	12,921	974	16,317
Consumer installment loans	618	-	533	533	9	519

Total	$45,415	$8,935	$25,552	$34,487	$4,008	$41,197

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$6,240	$-	$4,618	$4,618	$435	$4,844
Real estate – construction & development	11,363	-	5,867	5,867	512	8,341
Real estate – commercial & farmland	18,456	-	15,479	15,479	1,443	17,559
Real estate – residential	24,342	-	19,970	19,970	1,472	20,335
Consumer installment loans	623	-	483	483	9	642

Total	$61,024	$-	$46,417	$46,417	$3,871	$51,721

During 2014, 2013 and 2012, the Company recorded provision for loan loss expense of $843,000, $1.5 million and $2.6 million, respectively, to account for losses where there was a decrease in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. During 2014, the Company recorded provision for loan loss expense of $84,000 to account for losses where there was a decrease in cash flows from the initial estimates on purchased, non-covered loans. The Company did not record a provision for loan loss expense to account for losses where the initial estimate of cash flows was revised downward based on new information on purchased, non-covered loans during 2013 and 2012. The allowance for loan losses allocated to purchased non-covered loans and covered loans that is immediately charged off is related to the purchased credit-impaired loans. Charge-offs on purchased loans, both covered and non-covered, are recorded when impairment is recorded. Provision expense for covered loans is recorded net of the indemnification by the FDIC loss-share agreements.

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Nonaccrual loans	$18,249	$6,659	$-
Troubled debt restructurings not included above	1,212	5,938	-

Total impaired loans	$19,461	$12,597	$-

Interest income recognized on impaired loans	$109	$-	$-

Foregone interest income on impaired loans	$237	$-	$-

The following table presents an analysis of information pertaining to purchased non-covered impaired loans as of December 31, 2014 and 2013.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$499	$175	$-	$175	$-	$165
Real estate – construction & development	2,210	1,436	-	1,436	-	1,643
Real estate – commercial & farmland	13,520	10,588	-	10,588	-	7,484
Real estate – residential	10,487	7,191	-	7,191	-	7,084
Consumer installment loans	169	71	-	71	-	68

Total	$26,885	$19,461	$-	$19,461	$-	$16,444

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$19	$11	$-	$11	$-	$-
Real estate – construction & development	5,719	3,690	-	3,690	-	71
Real estate – commercial & farmland	4,563	2,881	-	2,881	-	55
Real estate – residential	9,612	5,978	-	5,978	-	115
Consumer installment loans	57	37	-	37	-	1

Total	$19,970	$12,597	$-	$12,597	$-	$242

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Nonaccrual loans	$35,412	$69,152	$115,712
Troubled debt restructurings not included above	22,619	22,243	17,090

Total impaired loans	$58,031	$91,395	$132,802

Interest income recognized on impaired loans	$1,134	$968	$849

Foregone interest income on impaired loans	$109	$330	$491

The following table presents an analysis of information pertaining to covered impaired loans as of December 31, 2014 and 2013.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$10,845	$8,582	$-	$8,582	$-	$9,777
Real estate – construction & development	11,621	10,638	-	10,638	-	14,132
Real estate – commercial & farmland	23,349	20,663	-	20,663	-	28,594
Real estate – residential	19,629	18,054	-	18,054	-	21,091
Consumer installment loans	111	94	-	94	-	163

Total	$65,555	$58,031	$-	$58,031	$-	$73,757

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2013:
Commercial, financial & agricultural	$9,680	$7,270	$-	$7,270	$-	$8,696
Real estate – construction & development	20,915	18,037	-	18,037	-	21,794
Real estate – commercial & farmland	46,612	40,749	-	40,749	-	51,584
Real estate – residential	29,089	24,998	-	24,998	-	28,452
Consumer installment loans	394	341	-	341	-	304

Total	$106,690	$91,395	$-	$91,395	$-	$110,830

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2014 and 2013.

As of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$121,355	$268	$155	$226	$6,573	$-	$128,577
15	25,318	4,010	128,170	59,301	1,005	-	217,804
20	100,599	47,541	511,198	256,758	17,544	14,308	947,948
23	56	8,933	10,507	9,672	37	-	29,205
25	62,519	93,514	224,464	102,998	4,692	-	488,187
30	3,758	1,474	13,035	7,459	257	-	25,983
40	6,049	5,767	19,995	19,692	673	-	52,176
50	-	-	-	-	1	-	1
60	-	-	-	-	-	-	-

Total	$319,654	$161,507	$907,524	$456,106	$30,782	$14,308	$1,889,881

As of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$66,983	$-	$265	$419	$6,714	$-	$74,381
15	24,789	4,655	147,157	52,335	1,276	-	230,212
20	93,852	45,195	431,790	150,343	18,619	33,252	773,051
23	127	8,343	10,219	12,641	274	-	31,604
25	50,373	78,736	181,645	103,427	6,310	-	420,491
30	2,111	2,876	11,849	13,558	197	-	30,591
40	6,011	6,566	25,398	19,153	859	-	57,987
50	127	-	-	10	-	-	137
60	-	-	-	-	-	-	-

Total	$244,373	$146,371	$808,323	$351,886	$34,249	$33,252	$1,618,454

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2014 and 2013.

As of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$6,624	$-	$-	$290	$480	$-	$7,394
15	1,376	522	13,277	14,051	501	-	29,727
20	13,657	12,991	116,308	64,083	1,647	-	208,686
23	73	-	3,207	3,298	-	-	6,578
25	13,753	36,230	144,293	164,959	1,920	-	361,155
30	1,618	4,365	12,279	7,444	41	-	25,747
40	910	4,254	17,342	12,184	199	-	34,889
50	30	-	-	33	-	-	63
60	-	-	-	-	-	-	-

Total	$38,041	$58,362	$306,706	$266,342	$4,788	$-	$674,239

As of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$1,865	$-	$-	$289	$451	$-	$2,605
15	4,606	7	12,998	16,160	703	-	34,474
20	5,172	3,960	43,802	34,576	1,383	-	88,893
23	-	-	-	-	-	-	-
25	19,638	20,733	102,260	129,923	1,888	-	274,442
30	576	1,760	9,554	10,878	194	-	22,962
40	284	4,716	11,284	9,025	68	-	25,377
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-

Total	$32,141	$31,176	$179,898	$200,851	$4,687	$-	$448,753

The following table presents the covered loan portfolio by risk grade as of December 31, 2014 and 2013.

As of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$
15	-	1	761	525	-	-		1,287
20	917	3,184	23,167	14,089	77	-		41,434
23	164	537	11,404	6,642	-	-		18,747
25	5,181	9,406	80,334	33,124	37	-		128,082
30	4,808	2,753	5,302	8,050	-	-		20,913
40	10,397	7,566	26,659	16,090	104	-		60,816
50	-	-	-	-	-	-		-
60	-	-	-	-	-	-		-

Total	$21,467	$23,447	$147,627	$78,520	$218	$-		$271,279

As of December 31, 2013:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	16	1,048	638	-	-	1,702
20	2,184	8,549	34,674	21,363	193	-	66,963
23	134	1,085	17,037	4,748	51	-	23,055
25	7,508	9,611	101,657	38,427	235	-	157,438
30	5,125	2,006	21,297	6,979	17	-	35,424
40	11,599	21,912	48,738	23,018	388	-	105,655
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-

Total	$26,550	$43,179	$224,451	$95,173	$884	$-	$390,237

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2014 and 2013 totaling $29.1 million and $30.4 million, respectively, under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

As of December 31, 2014 and 2013, the Company had a balance of $15.3 million and $20.9 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $2.2 million and $2.1 million in previous charge-offs on such loans at December 31, 2014 and 2013, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $231,000 and $432,000 at December 31, 2014 and 2013, respectively. At December 31, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2014, the Company modified loans as troubled debt restructurings with principal balances of $3.1 million. These modifications impacted the Company’s allowance for loan losses by $232,000 for the year ended December 31, 2014. The following table presents the loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$100	2	$255
Real estate – construction & development	5	264	5	270
Real estate – commercial & farmland	5	1,082	4	1,084
Real estate – residential	20	1,309	18	1,548
Consumer installment	16	67	9	92

Total	52	$2,822	38	$3,249

Troubled debt restructurings with an outstanding balance of $1.2 million at December 31, 2013 defaulted during the year ended December 31, 2014 and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted during the year ending December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$236	3	$525
Real estate – construction & development	1	33	1	29
Real estate – commercial & farmland	2	570	3	2,197
Real estate – residential	6	314	3	639
Consumer installment	4	61	-	-

Total	14	$1,214	10	$3,390

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at December 31, 2014 and 2013.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$290	2	$13
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	47	5,258	11	1,485
Consumer installment	11	55	11	73

Total	92	$12,759	32	$2,523

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$515	3	$525
Real estate – construction & development	8	1,896	2	32
Real estate – commercial & farmland	17	6,913	4	2,273
Real estate – residential	37	7,818	8	834
Consumer installment	6	72	3	19

Total	72	$17,214	20	$3,683

As of December 31, 2014, the Company had a balance of $1.2 million in troubled debt restructurings included in purchased non-covered loans. The Company did not have any troubled debt restructurings included in purchased non-covered loans at December 31, 2013. The Company has recorded $29,000 in charge-offs on such loans at December 31, 2014. At December 31, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at December 31, 2014.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	317	-	-
Real estate – commercial & farmland	1	346	-	-
Real estate – residential	6	547	1	25
Consumer installment	1	2	-	-

Total	9	$1,212	1	$25

As of December 31, 2014 and 2013, the Company had a balance of $24.6 million and $27.3 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $1.8 million and $1.6 million in previous charge-offs on such loans at December 31, 2014 and 2013, respectively. At December 31, 2014, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at December 31, 2014 and 2013.

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$40	2	$-
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	14	8,079	5	1,082
Real estate – residential	96	11,460	8	831
Consumer installment	1	3	-	-

Total	117	$22,619	17	$1,942

As of December 31, 2013	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$13	5	$71
Real estate – construction & development	3	3,256	4	52
Real estate – commercial & farmland	13	7,255	5	3,946
Real estate – residential	83	11,719	8	942
Consumer installment	-	-	2	10

Total	100	$22,243	24	$5,021

Related Party Loans and Deposits

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates. Company policy prohibits loans to executive officers. Changes in related party loans are summarized as follows:

	December 31,
	2014	2013
	(Dollars in Thousands)
Balance, beginning of year	$5,565	$1,392
Advances	78	813
Repayments	(1,240)	(923)
Transactions due to changes in related parties	-	4,283

Balance, end of year	$4,403	$5,565

Deposits from principal officers, directors, and their affiliates at December 31, 2014 and 2013 were $6,018,000 and $5,994,000, respectively.

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2014:
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$-	$-	$22,377
Provision for loan losses	1,427	(265)	3,444	(452)	567	84	843	5,648
Loans charged off	(1,567)	(592)	(3,288)	(1,707)	(471)	(84)	(1,851)	(9,560)
Recoveries of loans previously charged off	321	349	274	254	486	-	1,008	2,692

Balance, December 31, 2014	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157

Period-end amount allocated to:
Loans individually evaluated for impairment	$375	$743	$1,861	$911	$-	$-	$-	$3,890
Loans collectively evaluated for impairment	1,629	4,287	6,962	3,218	1,171	-	-	17,267

Ending balance	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157

Loans:
Individually evaluated for impairment	$490	$3,709	$14,546	$8,904	$-	$-	$-	$27,649
Collectively evaluated for impairment	319,164	157,798	892,978	447,202	45,090	579,172	122,248	2,563,652

Acquired with deteriorated credit quality	-	-	-	-	-	95,067	149,031	244,098

Ending balance	$319,654	$161,507	$907,524	$456,106	$45,090	$674,239	$271,279	$2,835,399

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2013:
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$-	$-	$23,593
Provision for loan losses	711	1,742	2,777	4,463	254	-	1,539	11,486
Loans charged off	(1,759)	(2,020)	(3,571)	(5,215)	(719)	-	(1,539)	(14,823)
Recoveries of loans previously charged off	432	473	30	888	298	-	-	2,121

Balance, December 31, 2013	$1,823	$5,538	$8,393	$6,034	$589	$-	$-	$22,377

Period-end amount allocated to:
Loans individually evaluated for impairment	$356	$407	$1,427	$1,395	$-	$-	$-	$3,585
Loans collectively evaluated for impairment	1,467	5,131	6,966	4,639	589	-	-	18,792

Ending balance	$1,823	$5,538	$8,393	$6,034	$589	$-	$-	$22,377

Loans:
Individually evaluated for impairment	$3,457	$3,581	$15,240	$16,925	$-	$-	$-	$39,203
Collectively evaluated for impairment	240,916	142,790	793,083	349,957	52,505	381,588	173,190	2,134,029
Acquired with deteriorated credit quality	-	-	-	-	-	67,165	217,047	284,212

Ending balance	$244,373	$146,371	$808,323	$366,882	$52,505	$448,753	$390,237	$2,457,444

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2012:
Balance, January 1, 2012	$2,918	$9,438	$14,226	$8,128	$446	$-	$-	$35,156
Provision for loan losses	815	5,245	15,000	6,267	1,124	-	2,638	31,089
Loans charged off	(1,451)	(9,380)	(20,551)	(8,722)	(1,059)	-	(2,638)	(43,801)
Recoveries of loans previously charged off	157	40	482	225	245	-	-	1,149

Balance, December 31, 2012	$2,439	$5,343	$9,157	$5,898	$756	$-	$-	$23,593

Period-end amount allocated to:
Loans individually evaluated for impairment	$659	$611	$2,228	$1,056	$-	$-	$-	$4,554
Loans collectively evaluated for impairment	1,780	4,732	6,929	4,842	756	-	-	19,039

Ending balance	$2,439	$5,343	$9,157	$5,898	$756	$-	$-	$23,593

Loans:
Individually evaluated for impairment	$3,351	$7,617	$21,332	$13,020	$-	$-	$-	$45,320
Collectively evaluated for impairment	170,866	106,582	710,990	333,460	83,417	-	224,975	1,630,290
Acquired with deteriorated credit quality	-	-	-	-	-	-	282,737	282,737

Ending balance	$174,217	$114,199	$732,322	$346,480	$83,417	$-	$507,712	$1,958,347

NOTE 6. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during years ended December 31, 2014 and 2013:

(Dollars in Thousands)	2014	2013
Balance, January 1	$33,351	$39,850
Loans transferred to other real estate owned	11,972	9,137
Net gains (losses) on sale and write-downs	(4,585)	(5,883)
Sales proceeds	(7,578)	(9,753)

Ending balance	$33,160	$33,351

The following is a summary of the activity in purchased, non-covered other real estate owned during years ended December 31, 2014 and 2013:

(Dollars in Thousands)	2014	2013
Balance, January 1	$4,276	$-
Loans transferred to other real estate owned	4,160	-
Acquired in acquisitions	8,864	5,623
Transfer from covered other real estate owned due to loss share expiration	1,226	-
Net gains (losses) on sale and write-downs	828	-
Sales proceeds	(3,769)	(1,347)

Ending balance	$15,585	$4,276

The following is a summary of the activity in covered other real estate owned during years ended December 31, 2014 and 2013:

(Dollars in Thousands)	2014	2013
Balance, January 1	$45,893	$88,273
Loans transferred to other real estate owned	13,650	31,833
Transfer to purchased, non-covered other real estate owned due to loss share expiration	(1,226)	-
Net gains (losses) on sale and write-downs	(5,965)	(16,395)
Sales proceeds	(32,445)	(57,818)

Ending balance	$19,907	$45,893

NOTE 7. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2014	2013
	(Dollars in Thousands)
Land	$31,709	$36,481
Buildings	79,692	69,461
Furniture and equipment	41,472	32,705
Construction in progress	971	2,415

	153,844	141,062
Accumulated depreciation	(56,593)	(37,874)

	$97,251	$103,188

Estimated costs to complete construction projects in progress were less than $1 million at December 31, 2014 and 2013. Depreciation expense was approximately $6.6 million, $4.8 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Leases

The Company has various operating leases with unrelated parties on 16 banking offices and seven mortgage offices. Generally, these leases are on smaller locations with initial lease terms under ten years with up to two renewal options.

Rental expense amounted to approximately $2,189,000, $1,777,000 and $1,708,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows:

2015	$1,629,855
2016	1,464,571
2017	1,211,124
2018	903,479
2019	666,924
Thereafter	485,021

$6,360,974

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company recorded $27,437,000 of goodwill on the Coastal acquisition during 2014 and the Company recorded $35,153,000 of goodwill on the Prosperity acquisition in 2013. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2014, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The Company recorded a core deposit intangible asset of $4,542,000 associated with the acquisition of Coastal during 2014, recorded a core deposit intangible asset of $4,383,000 associated with the acquisition of Prosperity during 2013 and recorded a core deposit intangible of $1,149,000 associated with the acquisitions of CBG and MBT during 2012. The amortization period used for core deposit intangibles ranges from three to 10 years. Following is a summary of information related to acquired intangible assets:

	As of December 31, 2014		As of December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in Thousands)

Amortized intangible assets - core deposit premiums	$26,749	$18,528	$22,207	$16,198

The aggregate amortization expense for intangible assets was approximately $2,330,000, $1,414,000 and $1,359,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2015	$2,325
2016	1,333
2017	1,275
2018	1,275
2019	1,275
Thereafter	738

$8,221

NOTE 9. LOAN SERVICING RIGHTS

The following is a summary of the activity for loan servicing rights during years ended December 31, 2014 and 2013:

(Dollars in Thousands)	2014	2013
Balance, January 1	$378	$-
Additions	589	274
Disposals	-	-
Acquired in acquisitions	-	113
Amortized to expense	(115)	(9)

Ending balance	$852	$378

The fair value of servicing rights was $1,134,000 and $614,000 at December 31, 2014 and 2013, respectively. Fair value at December 31, 2014 was determined using discount rates ranging from 9.5% to 12.0%, prepayment speeds ranging from 11.1% to 24.7%, depending on the stratification of the specific right, and a weighted average default rate of 0.7%. Fair value at December 31, 2013 was determined using discount rates ranging from 10.5% to 13.0%, prepayment speeds ranging from 8.5% to 24.7%, depending on the stratification of the specific right, and a weighted average default rate of 2.62%.

NOTE 10. DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2014 and 2013 was $135.1 million and $121.2 million, respectively. The scheduled maturities of time deposits at December 31, 2014 are as follows:

(Dollars in Thousands)
2015	$641,103
2016	83,720
2017	35,239
2018	12,609
2019	7,539
2020	79

$780,289

The Company did not have any brokered deposits at December 31, 2014. The Company had brokered deposits of approximately $6.0 million at December 31, 2013.

NOTE 11. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2014 and 2013 were $73.3 million and $83.5 million, respectively.

The following is a summary of securities sold under repurchase agreements for the years ended December 31, 2014, 2013 and 2012:

	As of and For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Average daily balance during the year	$47,136	$26,908	$26,563
Average interest rate during the year	0.35%	0.54%	0.58%
Maximum month-end balance during the year	$73,310	$83,516	$50,120
Weighted average interest rate at year-end	0.31%	0.57%	0.44%

NOTE 12. EMPLOYEE BENEFIT PLANS

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

The aggregate expense under the plan charged to operations during 2014, 2013 and 2012 amounted to $1,160,000, $839,000 and $571,000, respectively.

NOTE 13. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $58.9 million and $49.4 million at December 31, 2014 and 2013, respectively. Accrued deferred compensation of $655,000 and $722,000 at December 31, 2014 and 2013, respectively, is included in other liabilities. Accrued supplemental executive retirement plan liabilities of $1,594,000 and $851,000 at December 31, 2014 and 2013, respectively, is included in other liabilities. Aggregate compensation expense under the plans was $743,000, $601,000 and $364,000 per year for 2014, 2013 and 2012, respectively, which is included in salaries and employee benefits.

NOTE 14. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2014	2013
	(Dollars in Thousands)
Daily Rate Credit from Federal Home Loan Bank with a fixed interest rate of 0.36%.	$35,000	$-
Advance from Federal Home Loan Bank with a fixed interest rate of 0.17%, due January 24, 2014.	-	165,000
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 3.50% (3.73% at December 31, 2014) due in August 2016, secured by subsidiary bank stock.	24,000	-
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 4.00% (4.24% at December 31, 2013) due in August 2016, secured by subsidiary bank stock.	-	10,000
Advance from correspondent bank with a fixed interest rate of 4.50%, due November 27, 2017, secured by subsidiary bank loan receivable.	4,881	-
Subordinated debt issued by Prosperity Bank due June 2016 with an interest rate of 90-day LIBOR plus 1.60% (1.84% at December 31, 2013).	-	5,000
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (1.99% at December 31, 2014).	15,000	14,572

	$78,881	$194,572

The contractual balance of the subordinated debt issued by The Prosperity Banking Company is $15.0 million. The debt was recorded at a discount at acquisition, and that discount has been fully accreted by December 31, 2014.

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2014, $221.5 million was available for borrowing on lines with the FHLB.

At December 31, 2014, $16.0 million was available for borrowing under the revolving credit agreement with a regional bank, secured by subsidiary bank stock.

As of December 31, 2014, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $50 million.

The Company also participates in the Federal Reserve discount window borrowings. At December 31, 2014, the Company had $621.5 million of loans pledged at the Federal Reserve discount window and had $442.8 million available for borrowing.

NOTE 15. PREFERRED STOCK

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

On June 14, 2012, the preferred stock was sold by the Treasury through a registered public offering. The sale of the preferred stock to new investors did not result in any accounting entries and does not change the Company’s capital position. On August 22, 2012, the Company repurchased the warrant from the Treasury for $2.67 million. During the fourth quarter of 2012, the Company repurchased 24,000 shares of the outstanding preferred stock at par, leaving 28,000 shares of preferred stock outstanding at December 31, 2013. During the first quarter of 2014, the Company repurchased the remaining 28,000 shares of the outstanding preferred stock at par.

NOTE 16. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Current – federal	$10,499	$5,237	$4,732
Current - state	467	505	28
Deferred - federal	6,516	3,543	2,525

	$17,482	$9,285	$7,285

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Tax at federal income tax rate	$19,672	$10,256	$7,602
Change resulting from:
Tax-exempt interest	(1,647)	(841)	(675)
Increase in cash value of bank owned life insurance	(568)	(446)	(34)
Other	25	316	392

Provision for income taxes	$17,482	$9,285	$7,285

Net deferred income tax assets of $17,784,000 and $16,451,000 at December 31, 2014 and 2013, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2014	2013
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$7,405	$7,832
Deferred compensation	787	550
Deferred gain on interest rate swap	477	573
Unrealized loss on interest rate swap	460	130
Unrealized loss on securities available for sale	-	911
Nonaccrual interest	153	323
Purchase accounting adjustments	12,380	20,334
Other real estate owned	7,706	1,855
Net operating loss tax carryforward	12,146	6,074
Capitalized costs, accrued expenses and other	871	1,976

	42,385	40,558

Deferred tax liabilities:
Depreciation and amortization	4,821	4,355
Intangible assets	802	-
Purchase accounting adjustments	7,159	7,534
Deferred gain on FDIC-assisted transactions	8,809	12,218
Unrealized gain on securities available for sale	3,010	-

	24,601	24,107

Net deferred tax asset	$17,784	$16,451

At December 31, 2014, the Company had federal net operating loss carryforwards of approximately $34.7 million which expire at various dates from 2029 to 2033. At December 31, 2013, the Company had federal net operating loss carryforwards of approximately $17.4 million which expire at various dates from 2029 to 2032. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company did not record any interest and penalties related to income taxes for the years ended December 31, 2014, 2013 and 2012, and the Company did not have any amount accrued for interest and penalties at December 31, 2014, 2013 and 2012.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by taxing authorities for years before 2011.

NOTE 17. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a statutory trust subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (3.03% at December 31, 2014) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April 2009. There are certain circumstances (as described in the trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2014, was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related debentures bear interest at 3-Month LIBOR plus 1.63% (1.87% at December 31, 2014). Distributions on the trust preferred securities are paid quarterly, with interest on the debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011. The Company’s investment in the common stock of the trust was $1,114,000 and is included in other assets.

During 2013, the Company acquired Prosperity Banking Capital Trust I, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.57% (2.80% at December 31, 2014) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in July 2009. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2014, was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at fair value of $3,158,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust II, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $4,500,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (3.40% at December 31, 2014) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2008. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2014, was $4,500,000. The aggregate principal amount of debentures outstanding was $4,640,000, and is being carried at fair value of $3,196,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $140,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust III, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (1.84% at December 31, 2014) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2011. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2014, was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at fair value of $4,977,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust IV, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.54% (1.78% at December 31, 2014) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2012. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2014, was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at fair value of $2,515,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust I, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (3.38% at December 31, 2014) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in October 2008. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2014, was $5,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at fair value of $3,704,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust II, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (1.84% at December 31, 2014) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2010. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2014, was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at fair value of $5,507,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

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

NOTE 18. STOCK-BASED COMPENSATION

The Company awards its employees and directors various forms of stock-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 2,985,000 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2014, there were 1,191,000 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

The Company did not grant any options during 2014, 2013 and 2012. As of December 31, 2014, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance or non-performance based options.

As of December 31, 2014, the Company has 323,151 outstanding restricted shares granted under the plans as compensation to certain employees. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is three to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2014, 2013 and 2012, compensation expense related to these grants was approximately $2,058,000, $1,041,000 and $947,000, respectively. The total income tax benefit related to these grants was approximately $861,000, $152,000 and $170,000 in 2014, 2013 and 2012, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any stock-based compensation expense related to stock options during 2014 and 2013. Stock-based compensation expense related to stock options was approximately $97,000 for 2012. The total income tax benefit related to stock options was approximately $49,000 and $1,000 in 2014 and 2012, respectively. There was no income tax benefit related to stock options in 2013.

The fair value of each stock-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock-based compensation grants made in 2014, 2013 and 2012.

A summary of the activity of non-performance based and performance based options as of December 31, 2014 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	115,459	$17.24			371,000	$16.76
Granted	-	-			-	-
Exercised	(25,395)	14.81		$148	(6,477)	11.05		$72
Forfeited	(1,953)	14.88			(5,192)	25.51

Under option, end of year	88,111	$18.00	2.71	$884	359,331	$16.74	2.11	$2,955

Exercisable at end of year	88,111	$18.00	2.71	$884	341,030	$17.23	2.00	$2,629

A summary of the activity of non-performance based and performance based options as of December 31, 2013 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	148,498	$16.37			391,321	$16.43
Granted	-	-			-	-
Exercised	(27,657)	13.29		$107	(4,524)	7.47		$42
Forfeited	(5,382)	13.43			(15,797)	13.22

Under option, end of year	115,459	$17.24	3.04	$641	371,000	$16.76	3.12	$1,401

Exercisable at end of year	115,459	$17.24	3.04	$641	351,856	$17.27	3.01	$1,145

A summary of the activity of non-performance based and performance based options as of December 31, 2012 is presented below:

	Non-Performance Based				Performance Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	187,032	$15.32			393,891	$16.45
Granted	-	-			-	-
Exercised	-	-		$-	-	-		$-
Forfeited	(38,534)	11.28			(2,570)	19.67

Under option, end of year	148,498	$16.37	3.34	$1	391,321	$16.43	4.16	$774

Exercisable at end of year	148,498	$16.37	3.34	$1	369,766	$17.05	4.05	$435

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2014, 2013 and 2012 is presented below:

	2014		2013		2012
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value

Nonvested shares at beginning of year	377,725	$11.78	295,075	$10.47	301,775	$9.14
Granted	82,047	20.99	108,400	14.77	62,450	13.15
Vested	(126,050)	13.12	(21,750)	9.31	(68,650)	7.06
Forfeited	(10,571)	15.61	(4,000)	9.88	(500)	9.96

Nonvested shares at end of year	323,151	13.46	377,725	11.78	295,075	10.47

The balance of unearned compensation related to restricted stock grants as of December 31, 2014, 2013 and 2012 was approximately $1,568,000, $2,129,000 and $1,608,000, respectively. At December 31, 2014, the cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2010, the Company entered into an interest rate swap to lock in a fixed rate as opposed to the contractual variable interest rate on the junior subordinated debentures. The interest rate swap contract has a notional amount of $37.1 million and is hedging the variable rate on the junior subordinated debentures described in Note 17 of the consolidated financial statements. The Company receives a variable rate of the 90-day LIBOR rate plus 1.63% and pays a fixed rate of 4.11%. The swap matures in September 2020.

These contracts are classified as cash flow hedges of an exposure to changes in the cash flow of a recognized asset. At December 31, 2014 and 2013, the fair value of the remaining instrument totaled a liability of $1,315,000 and $370,000, respectively. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2014, the hedge is deemed to be highly effective.

Mortgage Banking Derivatives

During 2012, the Company began maintaining a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and IRLCs to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. These mortgage banking derivatives are not designated in hedge relationships. At December 31, 2014, the Company had approximately $38.9 million of IRLCs and $46.5 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $1.8 million and a derivative liability of $249,000. At December 31, 2013, the Company had approximately $35.0 million of IRLCs and $31.3 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as derivative assets of $1.1 million and $98,000, respectively. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sales of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management are summarized below as of December 31, 2014, 2013 and 2012:

	Location	December 31, 2014	December 31, 2013	December 31, 2012
		(Dollars in Thousands)
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	$(249)	$98	$(37)
Interest rate lock commitments	Mortgage banking activity	$1,757	$1,082	$1,162

The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Balance Sheets as of December 31, 2014 and 2013:

	2014		2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in Thousands)
Included in other assets:
Forward contracts related to mortgage loans held for sale	$-	$-	$31,250	$98
Interest rate lock commitments	38,868	1,757	35,035	1,082

Total included in other assets	$38,868	$1,757	$66,285	$1,180

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$46,500	$249	$-	$-
Interest rate lock commitments	-	-	-	-

Total included in other liabilities	$46,500	$249	$-	$-

NOTE 20. COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2014	2013
	(Dollars in Thousands)

Commitments to extend credit	$293,517	$215,995

Unused lines of credit	49,567	41,200

Financial standby letters of credit	9,683	7,665

Mortgage interest rate lock commitments	38,868	35,035

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2014 and 2013.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability. The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million. The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower. As of December 31, 2014, the Company believes that it has valid bases in law and fact to overturn on appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 21. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2014, $21.4 million of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes that, as of December 31, 2014 and 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014 and 2013, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2014
Total Capital to Risk Weighted Assets
Consolidated	$373,310	13.42%	$222,557	8.00%		—N/A—
Ameris Bank	$414,356	14.90%	$222,528	8.00%	$278,160	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$352,153	12.66%	$111,279	4.00%		—N/A—
Ameris Bank	$393,199	14.14%	$111,264	4.00%	$166,896	6.00%
Tier I Capital to Average Assets:
Consolidated	$352,153	8.94%	$157,574	4.00%		—N/A—
Ameris Bank	$393,199	10.01%	$157,165	4.00%	$196,456	5.00%

As of December 31, 2013
Total Capital to Risk Weighted Assets
Consolidated	$353,777	15.32%	$184,784	8.00%		—N/A—
Ameris Bank	$369,387	16.03%	$184,349	8.00%	$230,437	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$331,400	14.35%	$92,392	4.00%		—N/A—
Ameris Bank	$347,010	15.06%	$92,175	4.00%	$138,262	6.00%
Tier I Capital to Average Assets:
Consolidated	$331,400	11.33%	$117,025	4.00%		—N/A—
Ameris Bank	$347,010	11.93%	$116,372	4.00%	$145,465	5.00%

NOTE 22. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of earnings and comprehensive income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the IRLCs with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $4.3 million, $1.7 million and $775,000 resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2014, 2013 and 2012, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking activity” in the Consolidated Statements of Earnings and Comprehensive Income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal. Interest income on mortgage loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in loan interest income on the Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollars in Thousands)

Aggregate Fair Value of Mortgage Loans held for sale	$94,759	$67,278

Aggregate Unpaid Principal Balance	$90,418	$65,522

Past due loans of 90 days or more	$-	$-

Nonaccrual loans	$-	$-

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

Mortgage Loans Held-for-Sale: The Company records mortgage loans held for sale at fair value. The fair value of mortgage loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2014 and 2013:

	Fair Value Measurements on a Recurring Basis As of December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$14,678	$-	$14,678	$-
State, county and municipal securities	141,375	-	141,375	-
Corporate debt securities	11,040	-	8,540	2,500
Mortgage-backed securities	374,712	8,248	366,464	-
Mortgage loans held for sale	94,759	-	94,759	-
Mortgage banking derivative instruments	1,757	-	1,757	-

Total recurring assets at fair value	$638,321	$8,248	$627,573	$2,500

Derivative financial instruments	$1,315	$-	$1,315	$-
Mortgage banking derivative instruments	249	-	249	-

Total recurring liabilities at fair value	$1,564	$-	$1,564	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$13,926	$-	$13,926	$-
State, county and municipal securities	112,754	-	112,754	-
Collateralized debt obligations	1,480	1,480	-	-
Corporate debt securities	10,325	-	8,325	2,000
Mortgage-backed securities	347,750	182,461	165,289	-
Mortgage loans held for sale	67,278	-	67,278	-
Mortgage banking derivative instruments	1,180	-	1,180	-

Total recurring assets at fair value	$554,693	$183,941	$368,752	$2,000

Derivative financial instruments	$370	$-	$370	$-

Total recurring liabilities at fair value	$370	$-	$370	$-

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2014 and 2013:

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$30,479	$-	$-	$30,479
Purchased, non-covered other real estate owned	15,585	-	-	15,585
Covered other real estate owned	19,907	-	-	19,907

Total nonrecurring assets at fair value	$65,971	$-	$-	$65,971

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$42,546	$-	$-	$42,546
Purchased, non-covered other real estate owned	4,276	-	-	4,276
Covered other real estate owned	45,893	-	-	45,893

Total nonrecurring assets at fair value	$92,715	$-	$-	$92,715

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

For the years ended December 31, 2014 and 2013, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2014
Nonrecurring:
Impaired loans	$30,479	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	20%
Purchased non-covered real estate owned	$15,585	Third party appraisals	Collateral discounts and estimated costs to sell	10% -96%	33%
Covered real estate owned	$19,907	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 90%	15%
Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%

As of December 31, 2013
Nonrecurring:
Impaired loans	$42,546	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	4% - 75%	23%
Purchased non-covered real estate owned	$4,276	Third party appraisals	Collateral discounts and estimated costs to sell	15% - 63%	29%
Covered real estate owned	$45,893	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 86%	17%
Recurring:
Investment securities available for sale	$2,000	Discounted par values	Credit quality of underlying issuer	0%	0%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$78,026	$78,026	$-	$-	$78,026
Federal funds sold and interest-bearing accounts	92,323	92,323	-		92,323
Loans, net	2,783,763	-	-	2,785,627	2,785,627
FDIC loss-share receivable	31,351	-	-	18,764	18,764
Accrued interest receivable	17,023	17,023	-	-	17,023

Financial liabilities:
Deposits	3,431,149	-	3,432,059	-	3,432,059
Securities sold under agreements to repurchase	73,310	73,310	-	-	73,310
Other borrowings	78,881	-	78,881	-	78,881
Accrued interest payable	1,382	1,382	-	-	1,382
Subordinated deferrable interest debentures	65,325	-	46,564	-	46,564

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$62,955	$62,955	$-	$-	$62,995
Federal funds sold and interest-bearing accounts	204,984	204,984	-	-	204,984
Loans, net	2,392,521	-	-	2,404,909	2,404,909
FDIC loss-share receivable	65,441	-	-	61,317	61,317
Accrued interest receivable	15,071	15,071	-	-	15,071

Financial liabilities:
Deposits	2,999,231	-	3,000,061	-	3,000,061
Securities sold under agreements to repurchase	83,516	83,516	-	-	83,516
Other borrowings	194,572	-	194,572	-	194,572
Accrued interest payable	1,431	1,431	-	-	1,431
Subordinated deferrable interest debentures	55,466	-	36,277	-	36,277

NOTE 23 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in net gains on sales of securities in the Consolidated Statements of Income. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of December 31, 2014 and 2013.

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$1,397	$(1,691)	$(294)
Reclassification for gains included in net income	-	(90)	(90)
Current year changes	(889)	7,371	6,482

Balance, December 31, 2014	$508	$5,590	$6,098

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$(23)	$6,630	$6,607
Reclassification for gains included in net income	-	(111)	(111)
Current year changes	1,420	(8,210)	(6,790)

Balance, December 31, 2013	$1,397	$(1,691)	$(294)

NOTE 24 – SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014
	Retail Banking Division	Mortgage Banking Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$ 140,460	$ 7,360	$ 2,066	$ 149,886
Provision for loan losses	4,822	826	-	5,648
Noninterest income	32,337	25,614	4,885	62,836
Noninterest expense:
Salaries and employee benefits	55,101	16,173	2,604	73,878
Equipment and occupancy expenses	16,097	1,343	81	17,521
Data processing and telecommunications expenses	14,436	1,097	18	15,551
Other expenses	39,175	3,995	749	43,919

Total noninterest expense	124,809	22,608	3,452	150,869

Income before income tax expense	43,166	9,540	3,499	56,205
Income tax expense	12,918	3,339	1,225	17,482

Net income	30,248	6,201	2,274	38,723
Less preferred stock dividends	286	-	-	286

Net income available to common shareholders	$ 29,962	$ 6,201	$ 2,274	$ 38,437

Total assets	$3,751,503	$223,090	$62,484	$4,037,077
Stockholders’ equity	$ 353,532	$ 8,306	$ 4,190	$ 366,028

	Year Ended December 31, 2013
	Retail Banking Division	Mortgage Banking Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$ 110,582	$ 3,883	$ 1,720	$ 116,185
Provision for loan losses	11,486	-	-	11,486
Noninterest income	25,282	19,130	2,137	46,549
Noninterest expense:
Salaries and employee benefits	43,524	12,515	631	56,670
Equipment and occupancy expenses	11,599	631	56	12,286
Data processing and telecommunications expenses	10,957	573	9	11,539
Other expenses	36,850	4,386	214	41,450

Total noninterest expense	102,930	18,105	910	121,945

Income before income tax expense	21,448	4,908	2,947	29,303
Income tax expense	(6,536)	(1,718)	(1,031)	(9,285)

Net income	14,912	3,190	1,916	20,018
Less preferred stock dividends	1,738	-	-	1,738

Net income available to common shareholders	$13,174	$ 3,190	$ 1,916	$18,280

Total assets	$3,506,954	$122,427	$38,268	$3,667,649
Stockholders’ equity	$ 312,678	$ 2,105	$ 1,916	$ 316,699

	Year Ended December 31, 2012
	Retail Banking Division	Mortgage Banking Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$ 113,347	$ 1,058	$ -	114,405
Provision for loan losses	31,089	-	-	31,089
Noninterest income	44,885	12,989	-	57,874
Noninterest expense:
Salaries and employee benefits	45,456	7,666	-	53,122
Equipment and occupancy expenses	12,726	482	-	13,208
Data processing and telecommunications expenses	10,341	342	-	10,683
Other expenses	41,056	1,401	-	42,457

Total noninterest expense	109,579	9,891	-	119,470

Income before income tax expense	17,564	4,156	-	21,720
Income tax expense	(5,831)	(1,454)	-	(7,285)

Net income	11,733	2,702	-	14,435
Less preferred stock dividends	3,577	-	-	3,577

Net income available to common shareholders	$ 8,156	$ 2,702	-	$10,858

Total assets	$2,938,519	$80,533	-	$3,019,052
Stockholders’ equity	$ 278,901	$ 116	-	$ 279,017

NOTE 25 - QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth certain consolidated quarterly financial information of the Company.

	Quarters Ended December 31, 2014
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:
Interest income	$44,900	$43,186	$38,607	$37,873
Interest expense	3,894	4,054	3,343	3,389

Net interest income	41,006	39,132	35,264	34,484
Provision for loan losses	888	1,669	1,365	1,726

Net interest income after provision for loan losses	40,118	37,463	33,899	32,758
Noninterest income	16,362	17,901	15,819	12,754
Noninterest expense	41,666	38,028	34,446	32,789
Acquisition related expenses	67	551	2,872	450

Income before income taxes	14,747	16,785	12,400	12,273
Income tax	4,167	5,122	4,270	3,923

Net income	10,580	11,663	8,130	8,350
Preferred stock dividends	-	-	-	286

Net income available to common stockholders	$10,580	$11,663	$8,130	$8,064

Per Share Data:
Net income – basic	0.40	0.44	0.32	0.32
Net income – diluted	0.39	0.43	0.32	0.32
Common Dividends (Cash)	0.05	0.05	0.05	-
Common Dividends (Stock)	-	-	-	-

	Quarters Ended December 31, 2013
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:
Interest income	$31,749	$31,749	$31,951	$30,873
Interest expense	2,698	2,429	2,475	2,535

Net interest income	29,051	29,320	29,476	28,338
Provision for loan losses	1,478	2,920	4,165	2,923

Net interest income after provision for loan losses	27,573	26,400	25,311	25,415
Noninterest income	11,517	12,288	11,384	11,360
Noninterest expense	33,274	28,237	26,688	28,884
Acquisition related expenses	4,350	512	-	-

Income before income taxes	1,466	9,939	10,007	7,891
Income tax	88	3,262	3,329	2,606

Net income	1,378	6,677	6,678	5,285
Preferred stock dividends	412	443	442	441

Net income available to common stockholders	$966	$6,234	$6,236	$4,844

Per Share Data:
Net income – basic	0.04	0.26	0.26	0.20
Net income – diluted	0.04	0.26	0.26	0.20
Common Dividends (Cash)	-	-	-	-
Common Dividends (Stock)	-	-	-	-

NOTE 26. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(Dollars in Thousands)

	2014	2013
Assets
Cash and due from banks	$868	$3,550
Investment in subsidiaries	470,557	386,377
Other assets	6,552	6,824

Total assets	$477,977	$396,751

Liabilities
Other liabilities	$7,624	$14
Other borrowings	39,000	24,572
Subordinated deferrable interest debentures	65,325	55,466

Total liabilities	111,949	80,052

Stockholders’ equity	366,028	316,699

Total liabilities and stockholders’ equity	$477,977	$396,751

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in Thousands)

	2014	2013	2012
Income
Dividends from subsidiaries	$29,000	$2,200	$29,000
Gain on sale of securities	-	-	214
Other income	235	26	106

Total income	29,235	2,226	29,320

Expense
Interest	4,558	1,527	1,489
Other expense	2,253	1,133	1,545

Total expense	6,811	2,660	3,034

Earnings (loss) before income tax benefit and dividends received in excess of earnings of subsidiaries and equity in undistributed income (loss) of subsidiaries	22,424	(434)	26,286

Income tax benefit	2,468	921	921

Earnings (loss) before dividends received in excess of earnings of subsidiaries and equity in undistributed income of subsidiaries	24,892	487	27,207

Dividends received in excess of earnings of subsidiaries	-	-	(12,772)
Equity in undistributed income of subsidiaries	13,831	19,531	-

Net income	38,723	20,018	14,435

Preferred stock dividend	286	1,738	3,577

Net income available to common shareholders	$38,437	$18,280	$10,858

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in Thousands)

	2014	2013	2012
OPERATING ACTIVITIES
Net income	$38,723	$20,018	$14,435

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,058	1,041	1,044
Dividends received in excess of earnings of subsidiaries	-	-	12,772
Undistributed earnings of subsidiaries	(13,831)	(19,531)	-
(Increase) decrease in interest payable	(214)	(5,300)	(108)
Decrease in tax receivable	(256)	(813)	(786)
Provision for deferred taxes	(426)	39	14
Other operating activities	(1,558)	(2,686)	(388)

Total adjustments	(14,227)	(27,250)	12,548

Net cash provided by (used in) operating activities	24,496	(7,232)	26,983

INVESTING ACTIVITIES
Net cash proceeds received from acquisitions	144	249	-

Net cash provided by investing activities	144	249	-

FINANCING ACTIVITIES
Repurchase of warrant	-	-	(2,670)
Purchase of treasury shares	(474)	(116)	(235)
Dividends paid preferred stock	(286)	(1,400)	(2,642)
Dividends paid common stock	(4,016)	-	-
Proceeds from other borrowings	14,000	10,000	-
Repayment of other borrowings	(9,005)	-	-
Repurchase of preferred stock	(28,000)	-	(24,000)
Proceeds from exercise of stock options	459	410	3

Net cash provided by (used in) financing activities	(27,322)	8,894	(29,544)

Net change in cash and due from banks	(2,682)	1,911	(2,561)
Cash and due from banks at beginning of year	3,550	1,639	4,200

Cash and due from banks at end of year	$868	$3,550	$1,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$4,772	$1,523	$1,597
Cash paid during the year for income taxes	$-	$-	$-

NOTE 27 – SUBSEQUENT EVENTS

On January 28, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Merchants & Southern Banks of Florida, Incorporated, a Florida corporation (“Merchants”), and Dennis R. O’Neil, the sole shareholder of Merchants. Merchants and Southern Bank is a wholly owned banking subsidiary of Merchants that has a total of thirteen banking locations in Alachua, Marion and Clay Counties, Florida. Pursuant to the terms of the Purchase Agreement, the Company will purchase all of the issued and outstanding shares of common stock of Merchants for a total purchase price of $50,000,000. As of December 31, 2014, Merchants reported assets of $473 million, gross loans of $214 million and deposits of $336 million. The purchase price will be allocated among the assets of Merchants acquired as appropriate, with the remaining balance being reported as goodwill. Consummation of the acquisition is subject to customary conditions, including the receipt of required regulatory approvals. The transaction is expected to close during the second quarter of 2015.

On January 28, 2015, the Bank, entered into a Purchase and Assumption Agreement (the “P&A Agreement”) with Bank of America, National Association pursuant to which the Bank has agreed to purchase, subject to the terms and conditions set forth in the P&A Agreement, eighteen branches of Bank of America, National Association located in Calhoun, Columbia, Dixie, Hamilton, Suwanee and Walton Counties, Florida and Ben Hill, Colquitt, Dougherty, Laurens, Liberty, Thomas, Tift and Ware Counties, Georgia. The Bank will assume an estimated $812 million of deposits at a deposit premium of 3.00 percent based on deposit balances near the time the transaction closes. The Bank will also acquire an immaterial amount of loans as part of the transaction. Consummation of the acquisition is subject to customary conditions, including the receipt of required regulatory approvals. The transaction is expected to close during the second quarter of 2015.

On January 29, 2015, the Company completed a private placement of 5,320,000 shares of the Company’s common stock at a price of $22.50 per share. The Company received net proceeds from the issuance of approximately $114.5 million (after deducting placement agent commissions and the Company’s estimated expenses). The Company intends to use the net proceeds to fund the acquisitions discussed above, as well as for general corporate purposes.