Form 10-Q
period 2015-03-31
Ameris Bancorp
filed 2015-05-08
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There were 32,184,976 shares of Common Stock outstanding as of April 30, 2015.

AMERIS BANCORP

Item 1.	Financial Statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$80,142	$78,036	$71,387
Federal funds sold and interest-bearing accounts	126,157	92,323	48,677
Investment securities available for sale, at fair value	610,330	541,805	456,713
Other investments	8,636	10,275	9,322
Mortgage loans held for sale, at fair value	73,796	94,759	51,693

Loans, net of unearned income	1,999,420	1,889,881	1,695,382
Purchased loans not covered by FDIC loss-share agreements (“purchased non-covered loans”)	643,092	674,239	437,269
Purchased loans covered by FDIC loss-share agreements (“covered loans”)	245,745	271,279	372,694
Less: allowance for loan losses	(21,852)	(21,157)	(22,744)

Loans, net	2,866,405	2,814,242	2,482,601

Other real estate owned	32,339	33,160	33,839
Purchased, non-covered other real estate owned, net	13,818	15,585	3,864
Covered other real estate owned, net	16,089	19,907	42,636

Total other real estate owned, net	62,246	68,652	80,339

Premises and equipment, net	98,292	97,251	87,430
FDIC loss-share receivable	23,312	31,351	53,181
Other intangible assets, net	7,591	8,221	5,477
Goodwill	63,547	63,547	35,049
Cash value of bank owned life insurance	59,212	58,867	49,738
Other assets	73,238	77,748	56,377

Total assets	$4,152,904	$4,037,077	$3,487,984

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$967,015	$839,377	$698,866
Interest-bearing	2,513,216	2,591,772	2,311,781

Total deposits	3,480,231	3,431,149	3,010,647
Securities sold under agreements to repurchase	55,520	73,310	49,974
Other borrowings	43,851	78,881	59,677
Other liabilities	17,952	22,384	12,028
Subordinated deferrable interest debentures	65,567	65,325	55,628

Total liabilities	3,663,121	3,671,049	3,187,954

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—	—
Common stock, par value $1; 100,000,000 shares authorized; 33,592,585; 28,159,027 and 26,535,571 shares issued	33,593	28,159	26,536
Capital surplus	335,578	225,015	190,513
Retained earnings	126,566	118,412	92,055
Accumulated other comprehensive income	6,353	6,098	2,374
Treasury stock, at cost, 1,410,442; 1,385,164 and 1,376,498 shares	(12,307)	(11,656)	(11,448)

Total stockholders’ equity	489,783	366,028	300,030

Total liabilities and stockholders’ equity	$4,152,904	$4,037,077	$3,487,984

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income
Interest and fees on loans	$38,618	$34,469
Interest on taxable securities	3,153	2,985
Interest on nontaxable securities	469	335
Interest on deposits in other banks and federal funds sold	128	84

Total interest income	42,368	37,873

Interest expense
Interest on deposits	2,280	2,183
Interest on other borrowings	1,256	1,206

Total interest expense	3,536	3,389

Net interest income	38,832	34,484
Provision for loan losses	1,069	1,726

Net interest income after provision for loan losses	37,763	32,758

Noninterest income
Service charges on deposit accounts	6,429	5,586
Mortgage banking activity	8,083	5,068
Other service charges, commissions and fees	668	652
Gain on sale of securities	12	6
Other noninterest income	2,383	1,442

Total noninterest income	17,575	12,754

Noninterest expense
Salaries and employee benefits	20,632	17,394
Occupancy and equipment expense	4,554	4,064
Advertising and marketing expense	641	710
Amortization of intangible assets	630	533
Data processing and communications costs	4,260	3,454
Credit resolution related expenses	3,161	2,190
Merger and conversion charges	15	450
Other noninterest expenses	6,934	4,444

Total noninterest expense	40,827	33,239

Income before income tax expense	14,511	12,273
Income tax expense	4,747	3,923

Net income	9,764	8,350

Less preferred stock dividends and discount accretion	—	286

Net income available to common stockholders	9,764	8,064

Other comprehensive income (loss)
Unrealized holding gains arising during period on investment securities available for sale, net of tax of $350 and $1,582	650	2,938
Reclassification adjustment for gains included in earnings, net of tax of $4 and $2	(8)	(4)
Unrealized loss on cash flow hedges arising during period , net of tax of $208 and $143	(387)	(266)

Other comprehensive income	255	2,668

Total comprehensive income	10,019	11,018

Basic and diluted earnings per common share	$0.32	$0.32

Dividends declared per common share	$0.05	$—

Weighted average common shares outstanding
Basic	30,443	25,144
Diluted	30,796	25,573

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	—	$—	28,000	$28,000
Repurchase of preferred stock	—	—	(28,000)	(28,000)

Balance at end of period	—	$—	—	$—

COMMON STOCK
Balance at beginning of period	28,159,027	$28,159	26,461,769	$26,462
Issuance of common shares	5,320,000	5,320	—	—
Issuance of restricted shares	71,000	71	68,047	68
Proceeds from exercise of stock options	42,558	43	5,755	6

Balance at end of period	33,592,585	$33,593	26,535,571	$26,536

CAPITAL SURPLUS
Balance at beginning of period		$225,015		$189,722
Stock-based compensation		380		795
Issuance of common shares, net of issuance costs of $4,811		109,569		(68)
Issuance of restricted shares		(71)		(68)
Proceeds from exercise of stock options		685		64

Balance at end of period		$335,578		$190,513

RETAINED EARNINGS
Balance at beginning of period		$118,412		$83,991
Net income		9,764		8,350
Dividends on preferred shares		—		(286)
Dividends on common shares		(1,610)		—

Balance at end of period		$126,566		$92,055

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$6,098		$(294)
Other comprehensive income during the period		255		2,668

Balance at end of period		$6,353		$2,374

TREASURY STOCK
Balance at beginning of period	(1,385,164)	$(11,656)	(1,363,342)	$(11,182)
Purchase of treasury shares	(25,278)	(651)	(13,156)	(266)

Balance at end of period	(1,410,442)	$(12,307)	(1,376,498)	$(11,448)

TOTAL STOCKHOLDERS’ EQUITY		$489,783		$300,030

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,764	$8,350
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	1,938	1,871
Amortization of intangible assets	630	532
Net amortization of investment securities available for sale	1,158	808
Net gains on securities available for sale	(12)	(6)
Stock based compensation expense	380	795
Net (gains) losses on sale or disposal of premises and equipment	89	(18)
Net write-downs and losses on sale of other real estate owned	1,834	921
Provision for loan losses	1,069	1,726
Accretion of discount on covered loans	(4,466)	(9,767)
Accretion of discount on purchased non-covered loans	(3,111)	(1,023)
Changes in FDIC loss-share receivable, net of cash payments received	3,899	5,487
Increase in cash surrender value of BOLI	(345)	(306)
Originations of mortgage loans held for sale	(186,332)	(131,959)
Proceeds from sales of mortgage loans held for sale	195,554	139,503
Originations of SBA loans	(17,185)	(8,039)
Proceeds from sales of SBA loans	8,163	1,057
Net gains on sale of SBA loans	(909)	(134)
Change attributable to other operating activities	170	2,795

Net cash provided by operating activities	12,288	12,593

Cash flows from investing activities:
Net decrease (increase) in federal funds sold and interest-bearing deposits	(33,834)	156,307
Purchase of securities available for sale	(89,811)	(46,690)
Proceeds from maturities of securities available for sale	16,022	11,026
Proceeds from sales of securities available for sale	5,118	68,899
Decrease in restricted equity securities, net	1,639	7,506
Net increase in loans, excluding purchased non-covered and covered loans	(90,716)	(61,369)
Payments received on purchased non-covered loans	32,920	12,439
Payments received on covered loans	25,958	18,070
Purchases of premises and equipment	(2,999)	(464)
Proceeds from sales of premises and equipment	173	55
Proceeds from sales of other real estate owned	9,340	8,932
Payments received from FDIC under loss-share agreements	6,390	6,773

Net cash provided by (used in) investing activities	(119,800)	181,484

Cash flows from financing activities:
Net increase in deposits	49,082	11,416
Net decrease in securities sold under agreements to repurchase	(17,790)	(33,542)
Proceeds from other borrowings	—	29,963
Repayment of other borrowings	(35,030)	(165,000)
Redemption of preferred stock	—	(28,000)
Dividends paid - preferred stock	—	(286)
Dividends paid - common	(1,610)	—
Purchase of treasury shares	(651)	(266)
Issuance of common stock	114,889	—
Proceeds from exercise of stock options	728	70

Net cash provided by (used in) financing activities	109,618	(185,645)

	Three Months Ended March 31,
	2015	2014
Net increase in cash and due from banks	2,106	8,432
Cash and due from banks at beginning of period	78,036	62,955

Cash and due from banks at end of period	$80,142	$71,387

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Cash paid during the period for:
Interest	$3,741	$3,463
Income taxes	$215	$—
Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$2,444	$2,554
Purchased non-covered loans transferred to other real estate owned	$1,094	$68
Covered loans transferred to other real estate owned	$1,230	$4,925
Loans provided for the sales of other real estate owned	$1,573	$333
Change in unrealized gain on securities available for sale	$642	$2,934
Change in unrealized loss on cash flow hedge (interest rate swap)	$(387)	$(266)

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2015 the Bank operated 73 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Newly Adopted Accounting Pronouncements

ASU 2015-03 – Interest – Imputation of Interest (“ASU 2015-03”). ASU 2015-03 simplifies presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. It should be applied on a retrospective basis. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

ASU 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. ASU 2015-02 is effective for annual and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

ASU 2015-01- Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items by no longer allowing companies to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item. ASU 2015-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations, financial position or disclosures.

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

NOTE 2 – PENDING MERGER AND ACQUISITIONS

On January 28, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Merchants & Southern Banks of Florida, Incorporated, a Florida corporation (“Merchants”), and Dennis R. O’Neil, the sole shareholder of Merchants. Merchants and Southern Bank is a wholly owned banking subsidiary of Merchants that has a total of thirteen banking locations in Alachua, Marion and Clay Counties, Florida. Pursuant to the terms of the Purchase Agreement, the Company will purchase all of the issued and outstanding shares of common stock of Merchants for a total purchase price of $50,000,000. As of December 31, 2014, Merchants reported assets of $473 million, gross loans of $214 million and deposits of $336 million. The purchase price will be allocated among the net assets of Merchants acquired as appropriate, with the remaining balance being reported as goodwill. Consummation of the acquisition is subject to customary conditions. The Company has received regulatory approval and expects to close the transaction on May 22, 2015.

On January 28, 2015, the Bank entered into a Purchase and Assumption Agreement (the “P&A Agreement”) with Bank of America, National Association pursuant to which the Bank has agreed to purchase, subject to the terms and conditions set forth in the P&A Agreement, eighteen branches of Bank of America, National Association located in Calhoun, Columbia, Dixie, Hamilton, Suwanee and Walton Counties, Florida and Ben Hill, Colquitt, Dougherty, Laurens, Liberty, Thomas, Tift and Ware Counties, Georgia. The Bank will assume an estimated $864 million of deposits at a deposit premium of 3.00 percent based on deposit balances near the time the transaction closes and is expected to record a core deposit intangible asset related to the deposits. The Bank will also acquire an immaterial amount of performing loans and premise and equipment as part of the transaction. Consummation of the acquisition is subject to customary conditions. The Company has received regulatory approvals and expects to close the transaction on June 12, 2015.

NOTE 3 – BUSINESS COMBINATIONS

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

The acquisition of Coastal was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third quarter of 2014, management revised its initial estimates regarding the valuation of other real estate owned. In addition, during the third and fourth quarters of 2014, management continued its assessment and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Sections 382 of the Internal Revenue Code of 1986, as amended. Management continues to evaluate fair value adjustments related to deferred tax assets, pending the filing of the final tax return for Coastal.

The following table presents the assets acquired and liabilities of Coastal assumed as of June 30, 2014 and their fair value estimates:

(Dollars in Thousands)	As Recorded by Coastal	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$3,895	$—		$—		$3,895
Federal funds sold and interest-bearing balances	15,923	—		—		15,923
Investment securities	67,266	(500	)(a)	—		66,766
Other investments	975	—		—		975
Mortgage loans held for sale	7,288	—		—		7,288
Loans	296,141	(16,700	)(b)	—		279,441
Less allowance for loan losses	(3,218)	3,218	(c)	—		—

Loans, net	292,923	(13,482)		—		279,441
Other real estate owned	14,992	(3,528	)(d)	(2,600	)(g)	8,864
Premises and equipment	11,882	—		—		11,882
Intangible assets	507	4,266	(e)	(231	)(h)	4,542
Cash value of bank owned life insurance	7,812	—		—		7,812
Other assets	14,898	—		(752	)(i)	14,146

Total assets	$438,361	$(13,244)		$(3,583)		$421,534

Liabilities
Deposits:
Noninterest-bearing	$80,012	$—		$—		$80,012
Interest-bearing	289,012	—		—		289,012

Total deposits	369,024	—		—		369,024
Federal funds purchased and securities sold under agreements to repurchase	5,428	—		—		5,428
Other borrowings	22,005	—		—		22,005
Other liabilities	6,192	—		—		6,192
Subordinated deferrable interest debentures	15,465	(6,413	)(f)	—		9,052

Total liabilities	418,114	(6,413)		—		411,701

Net identifiable assets acquired over (under) liabilities assumed	20,247	(6,831)		(3,583)		9,833
Goodwill	—	23,854		3,583		27,437

Net assets acquired over (under) liabilities assumed	$20,247	$17,023		$—		$37,270

Consideration:
Ameris Bancorp common shares issued	1,598,998
Purchase price per share of the Company’s common stock	$21.56

Company common stock issued	34,474
Cash exchanged for shares	2,796

Fair value of total consideration transferred	$37,270

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.
(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
(c)	Adjustment reflects the elimination of Coastal’s allowance for loan losses.
(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.
(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(f)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.
(g)	Adjustment reflects the additional fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.
(h)	Adjustment reflects final recording of core deposit intangible on the acquired core deposit accounts.
(i)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

Goodwill of $27.4 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Coastal acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

The results of operations of Coastal subsequent to the acquisition date are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisition had occurred on January 1, 2014, unadjusted for potential cost savings (in thousands).

Three Months Ended March 31, 2014
Net interest income and noninterest income	$52,590
Net income	$9,052
Net income available to common stockholders	$8,766
Income per common share available to common stockholders – basic	$0.33
Income per common share available to common stockholders – diluted	$0.32
Average number of shares outstanding, basic	26,743
Average number of shares outstanding, diluted	27,172

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

A rollforward of purchased non-covered loans for the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014 is shown below:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Balance, January 1	$674,239	$448,753	$448,753
Charge-offs, net of recoveries	(244)	(84)	—
Additions due to acquisitions	—	279,441	—
Accretion	3,111	9,745	1,023
Transfers to purchased non-covered other real estate owned	(1,094)	(4,160)	(68)
Transfer from covered loans due to loss-share expiration	—	15,475	—
Payments received	(32,920)	(74,931)	(12,439)

Ending balance	$643,092	$674,239	$437,269

The following is a summary of changes in the accretable discounts of purchased non-covered loans during the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Balance, January 1	$25,716	$26,189	$26,189
Additions due to acquisitions	—	7,799	—
Accretion	(3,111)	(9,745)	(1,023)
Transfers between non-accretable and accretable discounts, net	(2,376)	1,473	2,680

Ending balance	$20,229	$25,716	$27,846

NOTE 4 – INVESTMENT SECURITIES

The Company’s investment policy blends the Company’s liquidity needs and interest rate risk management with its desire to increase income and provide funds for expected growth in loans. The investment securities portfolio consists primarily of U.S. government-sponsored mortgage-backed securities and agencies; state, county and municipal securities and corporate debt securities. The Company’s portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited. For the small portion of the Company’s portfolio found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2015, December 31, 2014 and March 31, 2014 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2015:
U.S. government agencies	$14,954	$72	$(42)	$14,984
State, county and municipal securities	154,499	4,800	(235)	159,064
Corporate debt securities	10,794	193	(52)	10,935
Mortgage-backed securities	420,497	6,185	(1,335)	425,347

Total debt securities	$600,744	$11,250	$(1,664)	$610,330

December 31, 2014:
U.S. government agencies	$14,953	$—	$(275)	$14,678
State, county and municipal securities	137,873	3,935	(433)	141,375
Corporate debt securities	10,812	228	—	11,040
Mortgage-backed securities	369,581	6,534	(1,403)	374,712

Total debt securities	$533,219	$10,697	$(2,111)	$541,805

March 31, 2014:
U.S. government agencies	$14,948	$—	$(803)	$14,145
State, county and municipal securities	110,331	2,724	(1,481)	111,574
Corporate debt securities	10,307	285	(209)	10,383
Mortgage-backed securities	319,216	4,244	(2,849)	320,611

Total debt securities	$454,802	$7,253	$(5,342)	$456,713

The amortized cost and fair value of available-for-sale securities at March 31, 2015 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are shown separately in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$8,588	$8,667
Due from one year to five years	42,345	43,706
Due from five to ten years	60,795	62,690
Due after ten years	68,519	69,920
Mortgage-backed securities	420,497	425,347

	$600,744	$610,330

Securities with a carrying value of approximately $426.6 million serve as collateral to secure public deposits and for other purposes required or permitted by law at March 31, 2015, compared to $286.6 million and $295.7 million at December 31, 2014 and March 31, 2014, respectively.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of the continuous unrealized loss position at March 31, 2015, December 31, 2014 and March 31, 2014.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2015:
U.S. government agencies	$—	$—	$4,958	$(42)	$4,958	$(42)
State, county and municipal securities	4,675	(34)	10,579	(201)	15,254	(235)
Corporate debt securities	5,007	(52)	—	—	5,007	(52)
Mortgage-backed securities	46,361	(378)	31,483	(957)	77,844	(1,335)

Total debt securities	$56,043	$(464)	$47,020	$(1,200)	$103,063	$(1,664)

December 31, 2014:
U.S. government agencies	$—	$—	$14,678	$(275)	$14,678	$(275)
State, county and municipal securities	15,038	(70)	19,665	(363)	34,703	(433)
Corporate debt securities	—	—	—	—	—	—
Mortgage-backed securities	36,760	(221)	46,812	(1,182)	83,572	(1,403)

Total debt securities	$51,798	$(291)	$81,155	$(1,820)	$132,953	$(2,111)

March 31, 2014:
U.S. government agencies	$9,353	$(595)	$4,792	$(208)	$14,145	$(803)
State, county and municipal securities	38,937	(1,238)	3,612	(243)	42,549	(1,481)
Corporate debt securities	—	—	4,871	(209)	4,871	(209)
Mortgage-backed securities	55,103	(1,219)	31,184	(1,630)	86,287	(2,849)

Total debt securities	$103,393	$(3,052)	$44,459	$(2,290)	$147,852	$(5,342)

As of March 31, 2015, the Company’s security portfolio consisted of 346 securities, 48 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and state, county and municipal securities, as discussed below.

At March 31, 2015, the Company held 35 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

At March 31, 2015, the Company held 11 state, county and municipal securities, one U.S. government-sponsored agency security, and one corporate security that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

During the first three months of 2015 and 2014, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities, except for one security that began deferring interest during the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at March 31, 2015, December 31, 2014 or March 31, 2014.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2015, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2015, these investments are not considered impaired on an other-than-temporary basis.

At March 31, 2015, December 31, 2014 and March 31, 2014, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the three months ended March 31, 2015, year ended December 31, 2014 and three months ended March 31, 2014:

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in Thousands)
Gross gains on sales of securities	$31	$141	$8
Gross losses on sales of securities	(19)	(3)	(2)

Net realized gains on sales of securities available for sale	$12	$138	$6

Sales proceeds	$5,118	$94,051	$68,899

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

Consumer installment loans and other loans include automobile loans, boat and recreational vehicle financing, and secured and unsecured personal loans. Consumer loans carry greater risks than other loans, as the collateral can consist of rapidly depreciating assets such as automobiles and equipment that may not provide an adequate source of repayment of the loan in the case of default.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loan categories are presented in the following table:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural	$334,917	$319,654	$270,571
Real estate – construction and development	178,568	161,507	149,543
Real estate – commercial and farmland	947,274	907,524	836,230
Real estate – residential	496,043	456,106	393,001
Consumer installment	29,113	30,782	32,345
Other	13,505	14,308	13,692

	$1,999,420	$1,889,881	$1,695,382

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”). Purchased non-covered loans totaling $643.1 million, $674.2 million and $437.3 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, are not included in the above schedule.

Purchased non-covered loans are shown below according to major loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural	$36,258	$38,041	$30,810
Real estate – construction and development	53,668	58,362	31,820
Real estate – commercial and farmland	291,760	306,706	174,281
Real estate – residential	257,216	266,342	196,078
Consumer installment	4,190	4,788	4,280

	$643,092	$674,239	$437,269

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $245.7 million, $271.3 million and $372.7 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, are not included in the above schedules.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural	$20,905	$21,467	$24,813
Real estate – construction and development	19,519	23,447	41,434
Real estate – commercial and farmland	130,290	147,627	214,649
Real estate – residential	74,847	78,520	91,372
Consumer installment	184	218	426

	$245,745	$271,279	$372,694

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural	$1,015	$1,672	$3,008
Real estate – construction and development	3,286	3,774	4,080
Real estate – commercial and farmland	7,893	8,141	8,550
Real estate – residential	8,246	7,663	10,631
Consumer installment	401	478	460

	$20,841	$21,728	$26,729

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural	$198	$175	$117
Real estate – construction and development	785	1,119	1,131
Real estate – commercial and farmland	9,096	10,242	6,829
Real estate – residential	7,202	6,644	7,208
Consumer installment	27	69	33

	$17,308	$18,249	$15,318

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural	$8,404	$8,541	$10,025
Real estate – construction and development	6,262	7,601	14,780
Real estate – commercial and farmland	17,000	12,584	24,285
Real estate – residential	6,606	6,595	10,558
Consumer installment	87	91	133

	$38,359	$35,412	$59,781

The following table presents an analysis of loans, excluding purchased non-covered and covered past due loans as of March 31, 2015, December 31, 2014 and March 31, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$1,258	$2,821	$984	$5,063	$329,854	$334,917	$—
Real estate – construction & development	404	240	3,205	3,849	174,719	178,568	—
Real estate – commercial & farmland	6,398	1,285	7,732	15,415	931,859	947,274	—
Real estate – residential	4,430	1,879	7,569	13,878	482,165	496,043	—
Consumer installment loans	367	136	256	759	28,354	29,113	—
Other	—	—	—	—	13,505	13,505	—

Total	$12,857	$6,361	$19,746	$38,964	$1,960,456	$1,999,420	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2014:
Commercial, financial & agricultural	$900	$233	$1,577	$2,710	$316,944	$319,654	$—
Real estate – construction & development	1,382	286	3,367	5,035	156,472	161,507	—
Real estate – commercial & farmland	2,859	635	7,668	11,162	896,362	907,524	—
Real estate – residential	3,953	2,334	6,755	13,042	443,064	456,106	—
Consumer installment loans	634	158	366	1,158	29,624	30,782	1
Other	—	—	—	—	14,308	14,308	—

Total	$9,728	$3,646	$19,733	$33,107	$1,856,774	$1,889,881	$1

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$1,083	$386	$2,956	$4,425	$266,146	$270,571	$—
Real estate – construction & development	1,304	249	3,919	5,472	144,071	149,543	—
Real estate – commercial & farmland	2,255	1,650	7,622	11,527	824,703	836,230	—
Real estate – residential	3,657	1,541	10,298	15,496	377,505	393,001	—
Consumer installment loans	474	68	345	887	31,458	32,345	—
Other	—	—	—	—	13,692	13,692	—

Total	$8,773	$3,894	$25,140	$37,807	$1,657,575	$1,695,382	$—

The following table presents an analysis of purchased non-covered past due loans as of March 31, 2015, December 31, 2014 and March 31, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$216	$—	$85	$301	$35,957	$36,258	$—
Real estate – construction & development	393	17	766	1,176	52,492	53,668	—
Real estate – commercial & farmland	1,611	831	8,495	10,937	280,823	291,760	—
Real estate – residential	3,113	2,454	6,490	12,057	245,159	257,216	—
Consumer installment loans	100	—	19	119	4,071	4,190	—

Total	$5,433	$3,302	$15,855	$24,590	$618,502	$643,092	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2014:
Commercial, financial & agricultural	$461	$90	$175	$726	$37,315	$38,041	$—
Real estate – construction & development	790	1,735	1,117	3,642	54,720	58,362	—
Real estate – commercial & farmland	2,107	1,194	9,529	12,830	293,876	306,706	—
Real estate – residential	6,907	1,401	6,369	14,677	251,665	266,342	—
Consumer installment loans	82	—	65	147	4,641	4,788	—

Total	$10,347	$4,420	$17,255	$32,022	$642,217	$674,239	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$291	$—	$117	$408	$30,402	$30,810	$—
Real estate – construction & development	680	661	867	2,208	29,612	31,820	—
Real estate – commercial & farmland	3,956	5,126	2,550	11,632	162,649	174,281	—
Real estate – residential	5,187	1,816	6,503	13,506	182,572	196,078	—
Consumer installment loans	12	11	30	53	4,227	4,280	—

Total	$10,126	$7,614	$10,067	$27,807	$409,462	$437,269	$—

The following table presents an analysis of covered past due loans as of March 31, 2015, December 31, 2014 and March 31, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$165	$225	$1,776	$2,166	$18,739	$20,905	$—
Real estate – construction & development	455	—	5,605	6,060	13,459	19,519	—
Real estate – commercial & farmland	2,364	1,150	11,063	14,577	115,713	130,290	—
Real estate – residential	2,293	1,019	4,999	8,310	66,536	74,847	—
Consumer installment loans	—	—	87	87	97	184	—

Total	$5,277	$2,394	$23,530	$31,201	$214,544	$245,745	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2014:
Commercial, financial & agricultural	$451	$136	$1,878	$2,465	$19,002	$21,467	$—
Real estate – construction & development	238	226	6,703	7,167	16,280	23,447	—
Real estate – commercial & farmland	4,371	1,486	7,711	13,568	134,059	147,627	714
Real estate – residential	3,464	962	5,656	10,082	68,438	78,520	—
Consumer installment loans	10	—	91	101	117	218	—

Total	$8,534	$2,810	$22,039	$33,383	$237,896	$271,279	$714

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$688	$55	$8,976	$9,719	$15,094	$24,813	$—
Real estate – construction & development	4,248	302	14,472	19,022	22,412	41,434	—
Real estate – commercial & farmland	15,732	3,722	17,680	37,134	177,515	214,649	—
Real estate – residential	3,579	1,585	9,752	14,916	76,456	91,372	1,396
Consumer installment loans	2	50	103	155	271	426	—

Total	$24,249	$5,714	$50,983	$80,946	$291,748	$372,694	$1,396

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

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Period Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in Thousands)
Nonaccrual loans	$20,841	$21,728	$26,729
Troubled debt restructurings not included above	12,935	12,759	18,848

Total impaired loans	$33,776	$34,487	$45,577

Interest income recognized on impaired loans	$168	$1,991	$246

Foregone interest income on impaired loans	$109	$155	$246

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of March 31, 2015, December 31, 2014 and March 31, 2014:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$2,378	$5	$1,287	$1,292	$240	$1,627
Real estate – construction & development	7,397	274	3,801	4,075	667	4,264
Real estate – commercial & farmland	16,980	3,280	11,922	15,202	2,127	14,909
Real estate – residential	14,181	1,592	11,166	12,758	1,869	12,833
Consumer installment loans	548	—	449	449	6	491

Total	$41,484	$5,151	$28,625	$33,776	$4,909	$34,124

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$3,387	$6	$1,956	$1,962	$395	$3,021
Real estate – construction & development	8,325	448	4,005	4,453	771	5,368
Real estate – commercial & farmland	17,514	4,967	9,651	14,618	1,859	15,972
Real estate – residential	15,571	3,514	9,407	12,921	974	16,317
Consumer installment loans	618	—	533	533	9	519

Total	$45,415	$8,935	$25,552	$34,487	$4,008	$41,197

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$5,421	$—	$3,719	$3,719	$394	$4,169
Real estate – construction & development	10,636	—	6,033	6,033	736	5,950
Real estate – commercial & farmland	19,983	—	17,282	17,282	1,972	16,380
Real estate – residential	21,307	—	17,996	17,996	1,211	18,983
Consumer installment loans	688	—	547	547	11	515

Total	$58,035	$—	$45,577	$45,577	$4,324	$45,997

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Period Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in Thousands)
Nonaccrual loans	$17,308	$18,249	$15,318
Troubled debt restructurings not included above	1,526	1,212	5,191

Total impaired loans	$18,834	$19,461	$20,509

Interest income recognized on impaired loans	$18	$360	$74

Foregone interest income on impaired loans	$21	$237	$563

The following table presents an analysis of information pertaining to impaired purchased non-covered loans as of March 31, 2015, December 31, 2014 and March 31, 2014:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$1,331	$198	$—	$198	$—	$187
Real estate – construction & development	2,153	1,113	—	1,113	—	1,275
Real estate – commercial & farmland	13,911	9,816	—	9,816	—	10,202
Real estate – residential	12,183	7,679	—	7,679	—	7,435
Consumer installment loans	38	28	—	28	—	50

Total	$29,616	$18,834	$—	$18,834	$—	$19,148

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$1,366	$175	$—	$175	$—	$165
Real estate – construction & development	5,161	1,436	—	1,436	—	1,643
Real estate – commercial & farmland	15,007	10,588	—	10,588	—	7,484
Real estate – residential	12,283	7,191	—	7,191	—	7,084
Consumer installment loans	172	71	—	71	—	68

Total	$33,989	$19,461	$—	$19,461	$—	$16,444

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$233	$117	$—	$117	$—	$64
Real estate – construction & development	6,173	3,574	—	3,574	—	3,631
Real estate – commercial & farmland	12,966	7,790	—	7,790	—	5,336
Real estate – residential	15,524	8,987	—	8,987	—	7,483
Consumer installment loans	240	41	—	41	—	39

Total	$35,136	$20,509	$—	$20,509	$—	$16,553

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in Thousands)
Nonaccrual loans	$38,359	$35,412	$59,781
Troubled debt restructurings not included above	20,721	22,619	22,775

Total impaired loans	$59,080	$58,031	$82,556

Interest income recognized on impaired loans	$220	$2,057	$387

Foregone interest income on impaired loans	$130	$109	$10

The following table presents an analysis of information pertaining to impaired covered loans as of March 31, 2015, December 31, 2014 and March 31, 2014:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$13,512	$8,407	$—	$8,407	$—	$8,495
Real estate – construction & development	24,503	9,080	—	9,080	—	9,859
Real estate – commercial & farmland	35,493	23,462	—	23,462	—	22,062
Real estate – residential	23,585	18,042	—	18,042	—	18,048
Consumer installment loans	119	89	—	89	—	92

Total	$97,212	$59,080	$—	$59,080	$—	$58,556

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$14,385	$8,582	$—	$8,582	$—	$9,777
Real estate – construction & development	27,289	10,638	—	10,638	—	14,132
Real estate – commercial & farmland	31,309	20,663	—	20,663	—	28,594
Real estate – residential	22,860	18,054	—	18,054	—	21,091
Consumer installment loans	124	94	—	94	—	163

Total	$95,967	$58,031	$—	$58,031	$—	$73,757

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2014:
Commercial, financial & agricultural	$16,020	$10,039	$—	$10,039	$—	$8,655
Real estate – construction & development	50,876	18,034	—	18,034	—	18,036
Real estate – commercial & farmland	66,557	31,746	—	31,746	—	36,247
Real estate – residential	30,824	22,604	—	22,604	—	23,801
Consumer installment loans	190	133	—	133	—	237

Total	$164,467	$82,556	$—	$82,556	$—	$86,976

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of March 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$147,820	$1,751	$152	$1,727	$6,011	$—	$157,461
15	24,619	3,504	119,032	57,583	1,191	—	205,929
20	90,407	47,148	541,490	303,463	16,720	13,505	1,012,733
23	981	8,521	11,934	7,141	66	—	28,643
25	60,018	110,570	238,026	100,175	4,222	—	513,011
30	3,911	1,890	11,364	8,007	289	—	25,461
40	7,161	5,184	25,276	17,947	610	—	56,178
50	—	—	—	—	4	—	4
60	—	—	—	—	—	—	—

Total	$334,917	$178,568	$947,274	$496,043	$29,113	$13,505	$1,999,420

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$121,355	$268	$155	$226	$6,573	$—	$128,577
15	25,318	4,010	128,170	59,301	1,005	—	217,804
20	100,599	47,541	511,198	256,758	17,544	14,308	947,948
23	56	8,933	10,507	9,672	37	—	29,205
25	62,519	93,514	224,464	102,998	4,692	—	488,187
30	3,758	1,474	13,035	7,459	257	—	25,983
40	6,049	5,767	19,995	19,692	673	—	52,176
50	—	—	—	—	1	—	1
60	—	—	—	—	—	—	—

Total	$319,654	$161,507	$907,524	$456,106	$30,782	$14,308	$1,889,881

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of March 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$86,688	$—	$259	$478	$6,380	$—	$93,805
15	26,730	5,483	153,285	57,119	1,346	—	243,963
20	90,692	48,872	454,292	192,492	17,678	13,692	817,718
23	120	9,111	9,784	11,765	276	—	31,056
25	55,827	76,962	178,174	100,634	5,580	—	417,177
30	5,386	2,889	15,324	14,440	201	—	38,240
40	5,001	6,226	25,112	16,063	884	—	53,286
50	127	—	—	10	—	—	137
60	—	—	—	—	—	—	—

Total	$270,571	$149,543	$836,230	$393,001	$32,345	$13,692	$1,695,382

The following table presents the purchased non-covered loan portfolio by risk grade as of March 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$6,696	$—	$—	$289	$459	$—	$7,444
15	995	641	9,396	12,136	472	—	23,640
20	13,751	13,746	115,359	62,056	1,568	—	206,480
23	73	—	3,174	6,777	—	—	10,024
25	12,585	31,512	136,581	155,187	1,521	—	337,386
30	958	3,564	9,404	8,332	65	—	22,323
40	1,170	4,205	17,846	12,417	105	—	35,743
50	30	—	—	22	—	—	52
60	—	—	—	—	—	—	—

Total	$36,258	$53,668	$291,760	$257,216	$4,190	$—	$643,092

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$6,624	$—	$—	$290	$480	$—	$7,394
15	1,376	552	13,277	14,051	501	—	29,727
20	13,657	12,991	116,308	64,083	1,647	—	208,686
23	73	—	3,207	3,298	—	—	6,578
25	13,753	36,230	144,293	164,959	1,920	—	361,155
30	1,618	4,365	12,279	7,444	41	—	25,747
40	910	4,254	17,342	12,184	199	—	34,889
50	30	—	—	33	—	—	63
60	—	—	—	—	—	—	—

Total	$38,041	$58,362	$306,706	$266,342	$4,788	$—	$674,239

The following table presents the purchased non-covered loan portfolio by risk grade as of March 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$1,932	$—	$—	$287	$328	$—	$2,547
15	4,408	52	12,422	14,231	679	—	31,792
20	4,596	3,907	43,132	33,553	1,218	—	86,406
23	—	—	—	—	—	—	—
25	19,213	22,780	102,918	134,653	1,965	—	281,529
30	235	697	3,387	2,660	20	—	6,999
40	426	4,384	12,422	10,694	70	—	27,996
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$30,810	$31,820	$174,281	$196,078	$4,280	$—	$437,269

The following table presents the covered loan portfolio by risk grade as of March 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	667	1,847	734	522	—	—	3,770
20	75	458	21,010	13,353	51	—	34,947
23	4,481	8,567	6,382	6,130	—	—	25,560
25	5,094	2,594	69,536	36,510	37	—	113,771
30	10,588	6,053	4,053	5,893	9	—	26,596
40	—	—	28,575	12,439	87	—	41,101
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$20,905	$19,519	$130,290	$74,847	$184	$—	$245,745

The following table presents the covered loan portfolio by risk grade as of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	1	761	525	—	—	1,287
20	917	3,184	23,167	14,089	77	—	41,434
23	164	537	11,404	6,642	—	—	18,747
25	5,181	9,406	80,334	33,124	37	—	128,082
30	4,808	2,753	5,302	8,050	—	—	20,913
40	10,397	7,566	26,659	16,090	104	—	60,816
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$21,467	$23,447	$147,627	$78,520	$218	$—	$271,279

The following table presents the covered loan portfolio by risk grade as of March 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	10	1,024	650	—	—	1,684
20	1,769	7,760	35,625	19,613	151	—	64,918
23	139	978	17,416	4,870	51	—	23,454
25	6,921	9,182	101,948	38,140	42	—	156,233
30	5,106	1,185	17,625	7,025	3	—	30,944
40	10,878	22,319	41,011	21,074	179	—	95,461
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$24,813	$41,434	$214,649	$91,372	$426	$—	$372,694

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2015 and 2014 totaling $32.0 million and $6.3 million, respectively, under such parameters. In addition, the Company offers consumer loan customers an annual skip-a-pay program that is based on certain qualifying parameters and not based on financial difficulties. The Company does not treat these as troubled debt restructurings.

As of March 31, 2015, December 31, 2014 and March 31, 2014, the Company had a balance of $13.9 million, $15.3 million and $21.2 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $1.6 million, $2.2 million and $2.3 million in previous charge-offs on such loans at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $1.6 million, $231,000 and $422,000 at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. At March 31, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ending March 31, 2015 and 2014, the Company modified loans as troubled debt restructurings with principal balances of $2.7 million and $1.2 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings that occurred during the three months ending March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$7
Real estate – construction & development	—	—	2	79
Real estate – commercial & farmland	2	2,015	3	1,052
Real estate – residential	7	666	1	21
Consumer installment	3	17	5	21

Total	12	$2,698	12	$1,180

Troubled debt restructurings with an outstanding balance of $1.5 million and $2.2 million defaulted during the three months ended March 31, 2015 and 2014, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted during the three months ending March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$5	—	$—
Real estate – construction & development	—	—	2	40
Real estate – commercial & farmland	3	746	4	1,897
Real estate – residential	6	748	3	280
Consumer installment	4	20	1	24

Total	14	$1,519	10	$2,241

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$277	3	$17
Real estate – construction & development	9	789	4	90
Real estate – commercial & farmland	20	7,309	1	64
Real estate – residential	42	4,513	11	736
Consumer installment	10	47	15	90

Total	86	$12,935	34	$997

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$290	2	$13
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	47	5,258	11	1,485
Consumer installment	11	55	11	73

Total	92	$12,759	32	$2,523

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$711	2	$40
Real estate – construction & development	11	1,953	1	29
Real estate – commercial & farmland	19	8,733	5	1,316
Real estate – residential	35	7,364	8	961
Consumer installment	11	87	2	19

Total	80	$18,848	18	$2,365

As of March 31, 2015, December 31, 2014 and March 31, 2014, the Company had a balance of $1.7 million, $1.2 million and $6.5 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The Company has not recorded any previous charge-offs on such loans at March 31, 2015 and 2014. The Company had recorded $29,000 in previous charge-offs on such loans at December 31, 2014. At March 31, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$1
Real estate – construction & development	1	328	—	—
Real estate – commercial & farmland	3	720	1	69
Real estate – residential	5	477	2	93
Consumer installment	1	1	1	4

Total	10	$1,526	5	$167

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	1	317	—	—
Real estate – commercial & farmland	1	346	—	—
Real estate – residential	6	547	1	25
Consumer installment	1	2	—	—

Total	9	$1,212	1	$25

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$6
Real estate – construction & development	7	2,443	2	264
Real estate – commercial & farmland	2	961	2	726
Real estate – residential	12	1,779	4	255
Consumer installment	1	8	2	17

Total	22	$5,191	11	$1,268

As of March 31, 2015, December 31, 2014 and March 31, 2014, the Company had a balance of $23.3 million, $24.6 million and $27.8 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $1.1 million, $1.8 million and $3.2 million in previous charge-offs on such loans at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. At March 31, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$3	2	$—
Real estate – construction & development	3	2,819	1	13
Real estate – commercial & farmland	13	6,461	2	1,736
Real estate – residential	97	11,436	10	821
Consumer installment	1	2	—	—

Total	115	$20,721	15	$2,570

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$40	2	$—
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	14	8,079	5	1,082
Real estate – residential	96	11,460	8	831
Consumer installment	1	3	—	—

Total	117	$22,619	17	$1,942

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$14	5	$68
Real estate – construction & development	3	3,254	5	49
Real estate – commercial & farmland	14	7,461	7	3,872
Real estate – residential	85	12,046	9	1,031
Consumer installment	—	—	1	5

Total	103	$22,775	27	$5,025

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

During the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014, the Company recorded provision for loan loss expense of $401,000, $843,000 and $225,000, respectively, net of the FDIC loss-share receivable, to account for losses where there was a decrease in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. During the three months ended March 31, 2015, the Company recorded a net provision for loan loss credit of $432,000 due to recoveries received on previously charged off purchased non-covered loans. During the year ended December 31, 2014 the Company recorded provision for loan loss expense of $84,000 to account for losses where there was a decrease in cash flows from the initial estimates on purchased non-covered loans. Charge-offs on purchased loans, both covered and non-covered, are recorded when impairment is recorded. Provision expense for covered loans is recorded net of the indemnification by the FDIC loss-share agreements.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans	Covered loans	Total
	(Dollars in Thousands)
Three months ended March 31, 2015:
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$—	$—	$21,157
Provision for loan losses	(498)	347	(56)	1,090	217	(432)	401	1,069
Loans charged off	(392)	(97)	(12)	(268)	(86)	(230)	(563)	(1,648)
Recoveries of loans previously charged off	285	31	15	57	62	662	162	1,274

Balance, March 31, 2015	$1,399	$5,311	$8,770	$5,008	$1,364	$—	$—	$21,852

Period-end amount allocated to:
Loans individually evaluated for impairment	$230	$627	$2,123	$1,837	$—	$—	$—	$4,817
Loans collectively evaluated for impairment	1,169	4,684	6,647	3,171	1,364	—	—	17,035

Ending balance	$1,399	$5,311	$8,770	$5,008	$1,364	$—	$—	$21,852

Loans:
Individually evaluated for impairment	$324	$2,982	$14,557	$11,124	$—	$—	$—	$28,987
Collectively evaluated for impairment	334,593	175,586	932,717	484,919	42,618	552,837	108,113	2,631,383
Acquired with deteriorated credit quality	—	—	—	—	—	90,255	137,632	227,887

Ending balance	$334,917	$178,568	$947,274	$496,043	$42,618	$643,092	$245,745	$2,888,257

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2014:
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$—	$—	$22,377
Provision for loan losses	1,427	(265)	3,444	(452)	567	84	843	5,648
Loans charged off	(1,567)	(592)	(3,288)	(1,707)	(471)	(84)	(1,851)	(9,560)
Recoveries of loans previously charged off	321	349	274	254	486	—	1,008	2,692

Balance, December 31, 2014	$2,004	$5,030	$8,823	$4,129	$1,171	$—	$—	$21,157

Period-end amount allocated to:
Loans individually evaluated for impairment	$375	$743	$1,861	$911	$—	$—	$—	$3,890
Loans collectively evaluated for impairment	1,629	4,287	6,962	3,218	1,171	—	—	17,267

Ending balance	$2,004	$5,030	$8,823	$4,129	$1,171	$—	$—	$21,157

Loans:
Individually evaluated for impairment	$490	$3,709	$14,546	$8,904	$—	$—	$—	$27,649
Collectively evaluated for impairment	319,164	157,798	892,978	447,202	45,090	579,172	122,248	2,563,652
Acquired with deteriorated credit quality	—	—	—	—	—	95,067	149,031	244,098

Ending balance	$319,654	$161,507	$907,524	$456,106	$45,090	$674,239	$271,279	$2,835,399

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans	Covered loans	Total
	(Dollars in Thousands)
Three months ended March 31, 2014:
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$—	$—	$22,377
Provision for loan losses	1,090	337	622	(656)	108	—	225	1,726
Loans charged off	(743)	(65)	(533)	(181)	(84)	—	(498)	(2,104)
Recoveries of loans previously charged off	49	108	143	83	89	—	273	745

Balance, March 31, 2014	$2,219	$5,918	$8,625	$5,280	$702	$—	$—	$22,744

Period-end amount allocated to:
Loans individually evaluated for impairment	$318	$631	$1,994	$1,133	$—	$—	$—	$4,076
Loans collectively evaluated for impairment	1,901	5,287	6,631	4,147	702	—	—	18,668

Ending balance	$2,219	$5,918	$8,625	$5,280	$702	$—	$—	$22,744

Loans:
Individually evaluated for impairment	$2,837	$3,817	$16,832	$14,602	$—	$—	$—	$38,088
Collectively evaluated for impairment	267,734	145,726	819,398	378,399	46,037	383,709	167,493	2,208,496
Acquired with deteriorated credit quality	—	—	—	—	—	53,560	205,201	258,761

Ending balance	$270,571	$149,543	$836,230	$393,001	$46,037	$437,269	$372,694	$2,505,345

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

At March 31, 2015, the Company’s FDIC loss-sharing receivable totaled $23.3 million, which is comprised of $16.1 million in indemnification asset (for reimbursements associated with anticipated losses in future quarters) and $14.0 million in current charge-offs and expenses already incurred but not yet submitted for reimbursement, less the accrued clawback liability of $6.8 million.

The following table summarizes components of all covered assets at March 31, 2015, December 31, 2014 and March 31, 2014 and their origin:

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
As of March 31, 2015:
AUB	$—	$—	$—	$—	$—	$—	$—	$248
USB	4,031	19	4,012	165	—	165	4,177	(1,216)
SCB	23,803	512	23,291	2,474	389	2,085	25,376	2,093
FBJ	19,409	1,539	17,870	427	56	371	18,241	1,366
DBT	53,832	4,740	49,092	5,716	381	5,335	54,427	3,576
TBC	21,068	570	20,498	1,698	162	1,536	22,034	1,545
HTB	48,384	4,331	44,053	2,885	938	1,947	46,000	7,069
OGB	38,699	2,409	36,290	1,435	39	1,396	37,686	2,748
CBG	56,262	5,623	50,639	3,731	477	3,254	53,893	5,883

Total	$265,488	$19,743	$245,745	$18,531	$2,442	$16,089	$261,834	$23,312

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
As of December 31, 2014:
AUB	$—	$—	$—	$—	$—	$—	$—	$188
USB	4,350	150	4,200	165	—	165	4,365	(1,197)
SCB	26,686	602	26,084	2,849	389	2,460	28,544	1,828
FBJ	21,243	1,825	19,418	632	—	632	20,050	1,885
DBT	64,338	6,437	57,901	6,655	514	6,141	64,042	6,860
TBC	23,487	1,117	22,370	2,388	367	2,021	24,391	3,287
HTB	52,699	5,120	47,579	3,670	1,283	2,387	49,966	6,459
OGB	42,971	3,785	39,186	2,244	39	2,205	41,391	3,906
CBG	60,950	6,409	54,541	4,805	909	3,896	58,437	8,135

Total	$296,724	$25,445	$271,279	$23,408	$3,501	$19,907	$291,186	$31,351

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable
As of March 31, 2014:
AUB	$13,629	$220	$13,409	$4,264	$—	$4,264	$17,673	$1,190
USB	15,668	935	14,733	3,366	135	3,231	17,964	535
SCB	33,896	1,274	32,622	3,122	303	2,819	35,441	2,781
FBJ	24,281	2,768	21,513	1,850	253	1,597	23,110	3,034
DBT	100,909	13,138	87,771	12,250	1,092	11,158	98,929	14,947
TBC	31,576	2,119	29,457	4,681	761	3,920	33,377	3,425
HTB	61,560	6,630	54,930	7,263	2,349	4,914	59,844	8,540
OGB	55,569	4,653	50,916	8,169	2,984	5,185	56,101	6,815
CBG	77,767	10,424	67,343	7,127	1,579	5,548	72,891	11,914

Total	$414,855	$42,161	$372,694	$52,092	$9,456	$42,636	$415,330	$53,181

A rollforward of acquired covered loans for the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014 is shown below:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Balance, January 1	$271,279	$390,237	$390,237
Charge-offs	(2,812)	(9,255)	(4,326)
Accretion	4,466	22,188	9,767
Transfer to covered other real estate owned	(1,230)	(13,650)	(4,925)
Transfer to purchased, non-covered loans due to loss-share expiration	—	(15,475)	—
Payments received	(25,958)	(102,996)	(18,070)
Other	—	230	11

Ending balance	$245,745	$271,279	$372,694

The following is a summary of changes in the accretable discounts of acquired loans during the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Balance, January 1	$15,578	$25,493	$25,493
Accretion	(4,466)	(22,188)	(9,767)
Transfers between non-accretable and accretable discounts, net	1,853	12,273	365

Ending balance	$12,965	$15,578	$16,091

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of March 31, 2015, December 31, 2014 and March 31, 2014, the Company has recorded a clawback liability of $6.8 million, $6.2 million and $5.2 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-share agreement. Changes in the FDIC shared-loss receivable for the three months ended March 31, 2015, for the year ended December 31, 2014 and for the three months ended March 31, 2014 are as follows:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Beginning balance, January 1	$31,351	$65,441	$65,441
Payments received from FDIC	(6,390)	(22,494)	(6,773)
Accretion (amortization)	(3,666)	(18,449)	(8,203)
Changes in clawback liability	(569)	(1,222)	(164)
Increase in receivable due to:
Charge-offs on covered loans	1,602	3,372	2,369
Write downs of covered other real estate	804	4,771	876
Reimbursable expenses on covered assets	651	1,078	483
Other activity, net	(471)	(1,146)	(848)

Ending balance	$23,312	$31,351	$53,181

NOTE 7. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Beginning balance, January 1	$33,160	$33,351	$33,351
Loans transferred to other real estate owned	2,444	11,972	2,554
Net gains (losses) on sale and write-downs	(958)	(4,585)	(750)
Sales proceeds	(2,307)	(7,578)	(1,316)

Ending balance	$32,339	$33,160	$33,839

The following is a summary of the activity in purchased, non-covered other real estate owned during the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Beginning balance, January 1	$15,585	$4,276	$4,276
Loans transferred to other real estate owned	1,094	4,160	68
Acquired in acquisitions	—	8,864	—
Transfer from covered other real estate owned due to loss-share expiration	—	1,226	—
Net gains (losses) on sale and write-downs	129	828	49
Sales proceeds	(2,990)	(3,769)	(529)

Ending balance	$13,818	$15,585	$3,864

The following is a summary of the activity in covered other real estate owned during the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Beginning balance, January 1	$19,907	$45,893	$45,893
Loans transferred to other real estate owned	1,230	13,650	4,925
Transfer from covered other real estate owned due to loss-share expiration	—	(1,226)	—
Net gains (losses) on sale and write-downs	(1,005)	(5,965)	(1,095)
Sales proceeds	(4,043)	(32,445)	(7,087)

Ending balance	$16,089	$19,907	$42,636

NOTE 8 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended March 31,
	2015	2014
	(share data in thousands)
Basic shares outstanding	30,443	25,144
Plus: Dilutive effect of ISOs	124	95
Plus: Dilutive effect of Restricted Grants	229	334

Diluted shares outstanding	30,796	25,573

For the quarter ended March 31, 2014, the Company excluded 268,000 potential common shares with strike prices that would cause them to be anti-dilutive. The Company has not excluded any potential common shares at March 31, 2015.

NOTE 9 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At March 31, 2015, December 31, 2014 and March 31, 2014, there were $43.9 million, $78.9 million and $59.7 million, respectively, outstanding borrowings with the Company’s correspondent banks.

Other borrowings consist of the following:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Daily Rate Credit from Federal Home Loan Bank with a fixed interest rate of 0.36%	$—	$35,000	$25,000
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 3.50% (3.73% at March 31, 2015 and December 31, 2014) due in August 2016, secured by subsidiary bank stock	24,000	24,000	—
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 4.00% (4.24% at March 31, 2014) due in August 2016, secured by subsidiary bank stock	—	—	10,000
Advance from correspondent bank with a fixed interest rate of 4.50%, due November 27, 2017, secured by subsidiary bank loan receivable	4,851	4,881	4,963
Subordinated debt issued by Prosperity Bank due June 2016 with an interest rate of 90-day LIBOR plus 1.60% (1.84% at March 31, 2014)	—	—	5,000
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (2.02% at March 31, 2015, 1.99% at December 31, 2014 and 1.98% at March 31, 2014)	15,000	15,000	14,714

Total	$43,851	$78,881	$59,677

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2015, $275.5 million was available for borrowing on lines with the FHLB.

As of March 31, 2015, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $50 million.

The Company also participates in the Federal Reserve discount window borrowings. At March 31, 2015, the Company had $581.8 million of loans pledged at the Federal Reserve discount window and had $409.7 million available for borrowing.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commitments to extend credit	$328,191	$293,517	$235,367
Unused lines of credit	$143,962	$49,567	$35,705
Financial standby letters of credit	$10,548	$9,683	$7,961
Mortgage interest rate lock commitments	$91,482	$38,868	$64,759

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability. The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million. The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower. As of March 31, 2015, the Company believes that it has valid bases in law and fact to overturn on appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2015 and 2014.

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$508	$5,590	$6,098
Reclassification for gains included in net income	—	(8)	(8)
Current year changes	(387)	650	263

Balance, March 31, 2015	$121	$6,232	$6,353

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$1,397	$(1,691)	$(294)
Reclassification for gains included in net income	—	(4)	(4)
Current year changes	(266)	2,938	2,672

Balance, March 31, 2014	$1,131	$1,243	$2,374

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of earnings and comprehensive income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $2.6 million and $1.1 million resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2015 and 2014, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking activity” in the Consolidated Statements of Earnings and Comprehensive Income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2015, December 31, 2014 and March 31, 2014:

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in Thousands)
Aggregate Fair Value of Mortgage Loans held for sale	$73,796	$94,759	$51,693
Aggregate Unpaid Principal Balance	$70,905	$90,418	$49,959
Past due loans of 90 days or more	$—	$—	$—
Nonaccrual loans	$—	$—	$—

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

Investment Securities Available for Sale: The fair value of securities available for sale is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises and municipal bonds. The Level 2 fair value pricing is provided by an independent third-party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.

Other Investments: FHLB stock is included in other investments at its original cost basis. It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Covered Other Real Estate Owned: Covered other real estate owned includes other real estate owned on which the majority of losses would be covered by loss-sharing agreements with the FDIC. Management initially valued these assets at fair value using mostly unobservable inputs and, as such, has classified these assets as Level 3.

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

Securities Sold under Agreements to Repurchase and Other Borrowings: The carrying amount of variable rate borrowings and securities sold under repurchase agreements approximates fair value and are classified as Level 1. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar borrowing arrangements and are classified as Level 2.

Subordinated Deferrable Interest Debentures: The fair value of the Company’s variable rate trust preferred securities is based primarily upon discounted cash flows using rates for securities with similar terms and remaining maturities and are classified as Level 2.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of March 31, 2015, December 31, 2014 and March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2015, December 31, 2014 and March 31, 2014 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of March 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,984	$—	$14,984	$—
State, county and municipal securities	159,064	—	159,064	—
Corporate debt securities	10,935	—	8,435	2,500
Mortgage-backed securities	425,347	—	425,347	—
Mortgage loans held for sale	73,796	—	73,796	—
Mortgage banking derivative instruments	4,006	—	4,006	—

Total recurring assets at fair value	$688,132	$—	$685,632	$2,500

Derivative financial instruments	$1,805	$—	$1,805	$—
Mortgage banking derivative instruments	548	—	548	—

Total recurring liabilities at fair value	$2,353	$—	$2,353	$—

	Fair Value Measurements on a Recurring Basis As of December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,678	$—	$14,678	$—
State, county and municipal securities	141,375	—	141,375	—
Corporate debt securities	11,040	—	8,540	2,500
Mortgage-backed securities	374,712	8,248	366,464	—
Mortgage loans held for sale	94,759	—	94,759	—
Mortgage banking derivative instruments	1,757	—	1,757	—

Total recurring assets at fair value	$638,321	$8,248	$627,573	$2,500

Derivative financial instruments	$1,315	$—	$1,315	$—
Mortgage banking derivative instruments	249	—	249	—

Total recurring liabilities at fair value	$1,564	$—	$1,564	$—

	Fair Value Measurements on a Recurring Basis As of March 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,145	$—	$14,145	$—
State, county and municipal securities	111,574	—	111,574	—
Corporate debt securities	10,383	—	8,383	2,000
Mortgage-backed securities	320,611	—	320,611	—
Mortgage loans held for sale	51,693	—	51,693	—
Mortgage banking derivative instruments	2,528	—	2,528	—

Total recurring assets at fair value	$510,934	$—	$508,934	$2,000

Derivative financial instruments	$675	$—	$675	$—

Total recurring liabilities at fair value	$675	$—	$675	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2015, December 31, 2014 and March 31, 2014 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$28,867	$—	$—	$28,867
Purchased, non-covered other real estate owned	13,818	—	—	13,818
Covered other real estate owned	16,089	—	—	16,089

Total nonrecurring assets at fair value	$58,774	$—	$—	$58,774

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$30,479	$—	$—	$30,479
Purchased, non-covered other real estate owned	15,585	—	—	15,585
Covered other real estate owned	19,907	—	—	19,907

Total nonrecurring assets at fair value	$65,971	$—	$—	$65,971

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$41,253	$—	$—	$41,253
Purchased, non-covered other real estate owned	3,864	—	—	3,864
Covered other real estate owned	42,636	—	—	42,636

Total nonrecurring assets at fair value	$87,753	$—	$—	$87,753

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

For the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of March 31, 2015
Nonrecurring:
Impaired loans	$28,867	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 70%	24%
Purchased non-covered real estate owned	$13,818	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 96%	16%
Covered real estate owned	$16,089	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 70%	9%

Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%

As of December 31, 2014
Nonrecurring:
Impaired loans	$30,479	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	20%
Purchased non-covered real estate owned	$15,585	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 96%	20%
Covered real estate owned	$19,907	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 90%	11%

Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%

As of March 31, 2014
Nonrecurring:
Impaired loans	$41,253	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 75%	26%
Purchased non-covered real estate owned	$3,864	Third party appraisals	Collateral discounts and estimated costs to sell	15% - 57%	17%
Covered real estate owned	$42,636	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 92%	12%

Recurring:
Investment securities available for sale	$2,000	Discounted par values	Credit quality of underlying issuer	0%	0%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at March 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$80,142	$80,142	$—	$—	$80,142
Federal funds sold and interest-bearing accounts	126,157	126,157	—	—	126,157
Loans, net	2,837,538	—	—	2,885,524	2,885,524
FDIC loss-share receivable	23,312	—	—	9,990	9,990
Accrued interest receivable	15,332	15,332	—	—	15,332

Financial liabilities:
Deposits	$3,480,231	$—	$3,481,470	$—	$3,481,470
Securities sold under agreements to repurchase	55,520	55,520	—	—	55,520
Other borrowings	43,851	—	43,851	—	43,851
Accrued interest payable	1,177	1,177	—	—	1,177
Subordinated deferrable interest debentures	65,567	—	47,055	—	47,055

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$78,026	$78,026	$—	$—	$78,026
Federal funds sold and interest-bearing accounts	92,323	92,323	—	—	92,323
Loans, net	2,783,763	—	—	2,785,627	2,785,627
FDIC loss-share receivable	31,351	—	—	18,764	18,764
Accrued interest receivable	17,023	17,023	—	—	17,023

Financial liabilities:
Deposits	$3,431,149	$—	$3,432,059	$—	$3,432,059
Securities sold under agreements to repurchase	73,310	73,310	—	—	73,310
Other borrowings	78,881	—	78,881	—	78,881
Accrued interest payable	1,382	1,382	—	—	1,382
Subordinated deferrable interest debentures	65,325	—	46,564	—	46,564

		Fair Value Measurements at March 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$71,387	$71,387	$—	$—	$71,387
Federal funds sold and interest-bearing accounts	48,677	48,677	—	—	48,677
Loans, net	2,441,348	—	—	2,461,372	2,461,372
FDIC loss-share receivable	53,181	—	—	39,930	39,930
Accrued interest receivable	13,849	13,849	—	—	13,849

Financial liabilities:
Deposits	$3,010,647	$—	$3,011,383	$—	$3,011,383
Securities sold under agreements to repurchase	49,974	49,974	—	—	49,974
Other borrowings	59,677	—	59,677	—	59,677
Accrued interest payable	1,357	1,357	—	—	1,357
Subordinated deferrable interest debentures	55,628	—	36,504	—	36,504

NOTE 13 – SEGMENT REPORTING

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Retail Banking Division	Mortgage Banking Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$35,839	$2,380	$613	$38,832
Provision for loan losses	927	142	—	1,069
Noninterest income	8,780	7,883	912	17,575
Noninterest expense:
Salaries and employee benefits	15,362	4,654	616	20,632
Equipment and occupancy expenses	4,144	382	28	4,554
Data processing and telecommunications expenses	4,011	245	4	4,260
Other expenses	10,356	968	57	11,381

Total noninterest expense	33,873	6,249	705	40,827

Income before income tax expense	9,819	3,872	820	14,511
Income tax expense	3,105	1,355	287	4,747

Net income	6,714	2,517	533	9,764
Less preferred stock dividends	—	—	—	—

Net income available to common shareholders	$6,714	$2,517	$533	$9,764

Total assets	$3,839,417	$244,477	$69,010	$4,152,904
Intangible assets	$71,138	$—	$—	$71,138

	Three Months Ended March 31, 2014
	Retail Banking Division	Mortgage Banking Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$32,928	$1,100	$456	$34,484
Provision for loan losses	1,726	—	—	1,726
Noninterest income	7,361	5,164	229	12,754
Noninterest expense:
Salaries and employee benefits	13,577	3,568	249	17,394
Equipment and occupancy expenses	3,749	302	13	4,064
Data processing and telecommunications expenses	3,326	122	6	3,454
Other expenses	7,380	815	132	8,327

Total noninterest expense	28,032	4,807	400	33,239

Income before income tax expense	10,531	1,457	285	12,273
Income tax expense	3,313	510	100	3,923

Net income	7,218	947	185	8,350
Less preferred stock dividends	286	—	—	286

Net income available to common shareholders	$6,932	$947	$185	$8,064

Total assets	$3,315,731	$128,072	$44,181	$3,487,984
Intangible assets	$40,526	$—	$—	$40,526

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2015, as compared to December 31, 2014, and operating results for the three month periods ended March 31, 2015 and 2014. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

	2015	2014
(in thousands, except share data, taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations:
Net interest income	$38,832	$41,006	$39,132	$35,264	$34,484
Net interest income (tax equivalent)	39,323	41,498	39,608	35,626	34,808
Provision for loan losses	1,069	888	1,669	1,365	1,726
Non-interest income	17,575	16,362	17,901	15,819	12,754
Non-interest expense	40,827	41,733	38,579	37,318	33,239
Income tax expense	4,747	4,167	5,122	4,270	3,923
Preferred stock dividends	—	—	—	—	286
Net income available to common shareholders	9,764	10,580	11,663	8,130	8,064
Selected Average Balances:
Mortgage loans held for sale	$75,831	$97,406	$83,751	$54,517	$49,397
Loans, net of unearned income	1,911,601	1,871,618	1,795,059	1,706,564	1,639,672
Purchased non-covered loans	650,331	659,472	688,452	433,249	441,138
Covered loans	262,693	299,981	324,498	354,766	379,460
Investment securities	566,601	533,872	525,739	468,129	462,343
Earning assets	3,630,843	3,545,088	3,489,563	3,075,204	3,091,546
Assets	4,079,750	4,011,128	3,969,893	3,494,466	3,521,588
Deposits	3,432,127	3,427,251	3,382,810	3,010,142	2,975,305
Common shareholders’ equity	452,132	362,659	350,733	309,696	290,462
Period-End Balances:
Mortgage loans held for sale	$73,796	$94,759	$110,059	$81,491	$51,693
Loans, net of unearned income	1,999,420	1,889,881	1,848,759	1,770,059	1,695,382
Purchased non-covered loans	643,092	674,239	673,724	702,131	437,269
Covered loans	245,745	271,279	313,589	331,250	372,694
Earning assets	3,698,540	3,564,286	3,515,805	3,465,361	3,062,428
Total assets	4,152,904	4,037,077	3,999,408	3,973,135	3,487,984
Deposits	3,480,231	3,431,149	3,373,119	3,389,035	3,010,647
Common shareholders’ equity	489,783	366,028	353,830	343,399	300,030
Per Common Share Data:
Earnings per share – Basic	$0.32	$0.40	$0.44	$0.32	$0.32
Earnings per share – Diluted	0.32	0.39	0.43	0.32	0.32
Common book value per share	15.22	13.67	13.22	12.83	11.93
End of period shares outstanding	32,182,143	26,773,863	26,774,402	26,771,821	25,159,073
Weighted average shares outstanding
Basic	30,442,998	26,771,636	26,773,033	25,180,665	25,144,342
Diluted	30,796,148	27,090,293	27,160,886	25,633,130	25,573,320
Market Data:
High closing price	$26.55	$26.48	$24.04	$23.90	$24.00
Low closing price	22.75	21.95	21.00	19.73	19.86
Closing price for quarter	26.39	25.64	21.95	21.56	23.30
Average daily trading volume	105,152	111,473	79,377	79,038	103,279
Cash dividends per share	0.05	0.05	0.05	0.05	—
Stock dividend	—	—	—	—	—
Closing price to book value	1.73	1.88	1.66	1.68	1.95
Performance Ratios:
Return on average assets	0.97%	1.05%	1.17%	0.93%	0.96%
Return on average common equity	8.76%	11.57%	13.19%	10.53%	11.66%
Average loan to average deposits	84.51%	85.45%	85.48%	84.68%	84.35%
Average equity to average assets	11.08%	9.04%	8.83%	8.86%	9.04%
Net interest margin (tax equivalent)	4.39%	4.64%	4.50%	4.65%	4.57%
Efficiency ratio (tax equivalent)	72.38%	72.75%	67.64%	73.05%	70.36%

Results of Operations for the Three Months Ended March 31, 2015

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $9.8 million, or $0.32 per diluted share, for the quarter ended March 31, 2015, compared to $8.1 million, or $0.32 per diluted share, for the same quarter in 2014. The Company’s returns on average assets and average stockholders’ equity in the first quarter of 2015 were 0.97% and 8.76%, respectively, compared to 0.96% and 11.66%, respectively, in the first quarter of 2014. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities, mortgage banking activities and SBA activities of the Company.

	Three Months Ended March 31, 2015
	Retail Banking Division	Mortgage Banking Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$35,839	$2,380	$613	$38,832
Provision for loan losses	927	142	—	1,069
Noninterest income	8,780	7,883	912	17,575
Noninterest expense:
Salaries and employee benefits	15,362	4,654	616	20,632
Equipment and occupancy expenses	4,144	382	28	4,554
Data processing and telecommunications expenses	4,011	245	4	4,260
Other expenses	10,356	968	57	11,381

Total noninterest expense	33,873	6,249	705	40,827

Income before income tax expense	9,819	3,872	820	14,511
Income tax expense	3,105	1,355	287	4,747

Net income	6,714	2,517	533	9,764
Less preferred stock dividends	—	—	—	—

Net income available to common shareholders	$6,714	$2,517	$533	$9,764

	Three Months Ended March 31, 2014
	Retail Banking Division	Mortgage Banking Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$32,928	$1,100	$456	$34,484
Provision for loan losses	1,726	—	—	1,726
Noninterest income	7,361	5,164	229	12,754
Noninterest expense:
Salaries and employee benefits	13,577	3,568	249	17,394
Equipment and occupancy expenses	3,749	302	13	4,064
Data processing and telecommunications expenses	3,326	122	6	3,454
Other expenses	7,380	815	132	8,327

Total noninterest expense	28,032	4,807	400	33,239

Income before income tax expense	10,531	1,457	285	12,273
Income tax expense	3,313	510	100	3,923

Net income	7,218	947	185	8,350
Less preferred stock dividends	286	—	—	286

Net income available to common shareholders	$6,932	$947	$185	$8,064

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

	Quarter Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	( in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$75,831	$692	3.70%	$49,397	$403	3.31%
Loans	1,911,601	22,418	4.76	1,639,672	20,647	5.11
Purchased non-covered loans	650,331	11,840	7.38	441,138	6,865	6.31
Covered loans	262,693	3,995	6.17	379,460	6,761	7.23
Investment securities	566,601	3,786	2.71	474,673	3,437	2.94
Short-term assets	163,786	128	0.32	107,206	84	0.32

Total interest- earning assets	3,630,843	42,859	4.79	3,091,546	38,197	5.01

Noninterest-earning assets	448,907			430,042

Total assets	$4,079,750			$3,521,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,777,765	$1,076	0.25%	$1,567,458	$1,006	0.26%
Time deposits	756,425	1,204	0.65	741,354	1,177	0.64
Other borrowings	43,871	366	3.38	30,004	408	5.51
FHLB advances	16,778	15	0.36	68,333	37	0.22
Federal funds purchased and securities sold under agreements to repurchase	52,707	43	0.33	57,112	53	0.38
Subordinated deferrable interest debentures	65,436	832	5.16	55,092	708	5.21

Total interest-bearing liabilities	2,712,982	3,536	0.53	2,519,353	3,389	0.55

Demand deposits	897,937			666,493
Other liabilities	16,699			17,280
Stockholders’ equity	452,132			318,462

Total liabilities and stockholders’ equity	$4,079,750			$3,521,588

Interest rate spread			4.26%			4.47%

Net interest income		$39,323			$34,808

Net interest margin			4.39%			4.57%

On a tax equivalent basis, net interest income for the first quarter of 2015 was $39.3 million, an increase of $4.5 million compared to the same quarter in 2014. The higher net interest income is a result of the acquisition of Coastal Bank during the second quarter of 2014, along with organic growth in the loan portfolio, and continued low rates in the Company’s cost of funds. The Company’s net interest margin decreased during the first quarter of 2015 to 4.39%, compared to 4.57% during the first quarter of 2014 and 4.64% reported in the fourth quarter of 2014.

Total interest income, on a tax equivalent basis, during the first quarter of 2015 was $42.9 million, compared to $38.2 million in the same quarter of 2014. Yields on earning assets declined to 4.79%, compared to 5.01% reported in the first quarter of 2014. During the first quarter of 2015, loans comprised 79.9% of earning assets, compared to 81.2% in the same quarter of 2014. Yields on legacy loans decreased to 4.76% in the first quarter of 2015, compared to 5.11% in the same period of 2014. Covered loan yields decreased to 6.17% in the first quarter of 2015, compared to 7.23% during the first quarter of 2014. The yield on purchased non-covered loans was 7.38% for the first quarter of 2015, compared to 6.31% in the same quarter of 2014. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total funding costs decreased to 0.40% in the first quarter of 2015, compared to 0.43% during the first quarter of 2014. Deposit costs decreased from 0.30% in the first quarter of 2014 to 0.27% in the first quarter of 2015. Continued shifts in the funding mix toward noninterest-bearing demand and other lower cost deposit categories was the primary reason for the decline. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 78.0% of total deposits in the first quarter of 2015, compared to 75.1% during the first quarter of 2014. Lower costs on deposits were realized due mostly to the lower rate environment and the Company’s ability to be less competitive on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest-bearing deposits and their respective costs for the first quarter of 2015 and 2014 are shown below:

	March 31, 2015		March 31, 2014
(Dollars in Thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$756,795	0.20%	$675,199	0.17%
MMDA	857,346	0.31%	749,150	0.37%
Savings	163,624	0.09%	143,109	0.10%
Retail CDs < $100,000	372,463	0.56%	373,523	0.53%
Retail CDs > $100,000	383,962	0.73%	361,861	0.72%
Brokered CDs	—	—%	5,970	3.26%

Interest-bearing deposits	$2,534,190	0.36%	$2,308,812	0.38%

Provision for Loan Losses

The Company’s provision for loan losses during the first quarter of 2015 amounted to $1.1 million, compared to $888,000 in the fourth quarter of 2014 and $1.7 million in the first quarter of 2014. At March 31, 2015, classified loans still accruing totaled $52.6 million, compared to $39.7 million at March 31, 2014. This increase is predominately due to the addition of classified loans in the Coastal Bank acquisition. Non-performing assets as a percent of total assets decreased from 2.29% at March 31, 2014 to 2.03% at March 31, 2015. Net charge-offs on loans during the first quarter of 2015 decreased to $405,000, or 0.08% of loans on an annualized basis, compared to $1.1 million, or 0.27% of loans, in the first quarter of 2014. The Company’s allowance for loan losses at March 31, 2015 was $21.9 million, or 1.09% of total loans, compared to $22.7 million, or 1.34% of total loans, at March 31, 2014.

Noninterest Income

Total noninterest income for the first quarter of 2015 was $17.6 million, compared to $12.8 million in the first quarter of 2014. Service charges on deposit accounts in the first quarter of 2015 increased to $6.4 million, compared to $5.6 million in the first quarter of 2014. This increase was driven by the growth of core accounts through the acquisition of Coastal Bank during the second quarter of 2014, along with higher balances in accounts subject to service charges. Income from mortgage banking activity increased from $5.1 million in the first three months of 2014 to $8.15 million in the first three months of 2015, due to an increased number of mortgage bankers and higher levels of production. Other non-interest income increased from $1.4 million during the first quarter of 2014 to $2.4 million during the first quarter of 2015 due to the increase in gains on sales of SBA loans.

Noninterest Expense

Total noninterest expense for the first quarter of 2015 increased to $40.8 million, compared to $33.2 million at the same time in 2014. Increases in noninterest expenses were primarily the result of the acquisition of Coastal Bank during the second quarter of 2014, additional expenses related to increases in mortgage volume and the Company’s aggressive investment in the scale of its operations, particularly in information technology and customer care centers, in anticipation of the pending acquisitions expected to close during the second quarter of 2015. Salaries and employee benefits increased from $17.4 million in the first quarter of 2014 to $20.6 million in the first quarter of 2015. Occupancy and equipment expense increased during the quarter from $4.1 million in the first quarter of 2014 to $4.6 million in the first quarter of 2015. Total data processing and telecommunications expense in the first quarter of 2015 was $4.3 million, compared to $3.5 million in the first quarter of 2014. Credit related expenses, including problem loan and OREO expense and OREO write-downs and losses, increased to $3.2 million in the first quarter of 2015, compared to $2.2 million in the first quarter of 2014. During the first quarter of 2015, the Company brought several larger non-performing assets closer to resolution and incurred higher than normal expenses associated with these efforts.

Income taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2015, the Company reported income tax expense of $4.7 million, compared to $3.9 million in the same period of 2014. The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was 32.7% and 32.0%, respectively.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2015, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2015, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
March 31, 2015:
U.S. government agencies	$14,954	$14,984	1.85%	4.71	$—
State, county and municipal securities	$154,499	$159,064	4.07%	6.31	$8,352
Corporate debt securities	$10,794	$10,935	6.67%	7.37	$1,250
Mortgage-backed securities	$420,497	$425,347	2.26%	3.69	$84,117

Total debt securities	$600,744	$610,330	2.80%	4.46	$93,719

March 31, 2014:
U.S. government agencies	$14,948	$14,145	1.85%	5.56	$—
State, county and municipal securities	$110,331	$111,574	3.61%	5.34	$4,566
Corporate debt securities	$10,307	$10,383	6.52%	7.23	$—
Mortgage-backed securities	$319,216	$320,611	2.58%	4.05	$51,282

Total debt securities	$454,802	$456,713	3.53%	4.48	$55,848

Loans and Allowance for Loan Losses

At March 31, 2015, gross loans outstanding (including purchased non-covered and covered loans and mortgage loans held for sale) were $2.96 billion, a slight increase compared to the $2.93 billion reported at December 31, 2014. Mortgage loans held for sale decreased from $94.8 million at December 31, 2014 to $73.8 million at March 31, 2015. Legacy loans (excluding purchased non-covered and covered loans) increased $109.5 million, from $1.89 billion at December 31, 2014 to $2.00 billion at March 31, 2015. Purchased non-covered loans decreased $31.1 million, from $674.2 million at December 31, 2014 to $643.1 million at March 31, 2015. Covered loans decreased $25.5 million, from $271.2 million at December 31, 2014 to $245.7 million at March 31, 2015.

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

For the three month period ended March 31, 2015, the Company recorded net charge-offs totaling $405,000, compared to $1.1 million for the period ended March 31, 2014. The provision for loan losses for the three months ended March 31, 2015 decreased to $1.1 million, compared to $1.5 million during the three month period ended March 31, 2014. At the end of the first quarter of 2015, the allowance for loan losses totaled $21.9 million, or 1.09% of total loans, compared to $21.2 million, or 1.12% of total loans, at December 31, 2014 and $22.7 million, or 1.34% of total loans, at March 31, 2014.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2015 and March 31, 2014:

(Dollars in Thousands)	March 31, 2015	March 31, 2014
Balance of allowance for loan losses at beginning of period	$21,157	$22,377
Provision charged to operating expense	1,100	1,501
Charge-offs:
Commercial, financial and agricultural	392	743
Real estate – residential	268	181
Real estate – commercial and farmland	12	533
Real estate – construction and development	97	65
Consumer installment	86	84
Other	—	—

Total charge-offs	855	1,606

Recoveries:
Commercial, financial and agricultural	285	49
Real estate – residential	57	83
Real estate – commercial and farmland	15	143
Real estate – construction and development	31	108
Consumer installment	62	89
Other	—	—

Total recoveries	450	472

Net charge-offs	405	1,134

Balance of allowance for loan losses at end of period	$21,852	$22,744

Net annualized charge-offs as a percentage of average loans	0.08%	0.27%
Allowance for loan losses as a percentage of loans at end of period	1.09%	1.34%

Purchased Non-Covered Assets

Loans that were acquired in transactions that are not covered by the loss-sharing agreements with the FDIC (“purchased non-covered loans”) totaled $643.1 million, $674.2 million and $437.3 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. OREO that was acquired in transactions and is not covered by the loss-sharing agreements with the FDIC totaled $13.8 million, $15.6 million and $3.9 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the three months ended March 31, 2015, the Company recorded a net provision for loan loss credit of $432,000 due to recoveries received on previously charged off purchased non-covered loans. During the year ended December 31, 2014 the Company recorded provision for loan loss expense of $84,000 to account for losses where there was a decrease in cash flows from the initial estimates on purchased non-covered loans. The Company did not have any provision for loan loss expense during the three months ended March 31, 2014 related to purchased non-covered loans. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Purchased non-covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural	$36,258	$38,041	$30,810
Real estate – construction and development	53,668	58,362	31,820
Real estate – commercial and farmland	291,760	306,706	174,281
Real estate – residential	257,216	266,342	196,078
Consumer installment	4,190	4,788	4,280

	$643,092	$674,239	$437,269

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $245.7 million, $271.3 million and $372.7 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $16.1 million, $19.9 million and $42.6 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at March 31, 2015, December 31, 2014 and March 31, 2014 was $23.3 million, $31.4 million and $53.2 million, respectively.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the three months ended March 31, 2015, the year ended December 31, 2014 and the three months ended March 31, 2014, the Company recorded provision for loan loss expense of $401,000, $843,000 and $225,000, respectively, net of the FDIC loss-share receivable, to account for losses where there was a decrease in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively over the remaining life of the loan, with an associated write off of the remaining indemnification asset over the shorter of the life of the loan or the loss-share agreement.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural	$20,905	$21,467	$24,813
Real estate – construction and development	19,519	23,447	41,434
Real estate – commercial and farmland	130,290	147,627	214,649
Real estate – residential	74,847	78,520	91,372
Consumer installment	184	218	426

	$245,745	$271,279	$372,694

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

Nonaccrual loans, excluding purchased non-covered and covered loans, totaled $20.8 million at March 31, 2015, a 22.0% decrease from $26.7 million reported at the end of the first quarter of 2014. Nonaccrual purchased non-covered loans totaled $17.3 million at March 31, 2015, compared to $15.3 million reported at March 31, 2014. At March 31, 2015, OREO (excluding purchased non-covered and covered OREO) totaled $32.3 million, compared to $33.8 million at March 31, 2014. Purchased non-covered OREO totaled $13.8 million at March 31, 2015, compared to $3.9 million at March 31, 2014. At the end of the first quarter of 2015, total non-covered non-performing assets decreased to 2.03% of total assets compared to 2.29% at March 31, 2014. Management continues to aggressively identify and resolve problem assets while seeking quality credits to grow the loan portfolio.

Non-performing assets at March 31, 2015, December 31, 2014 and March 31, 2014 were as follows:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Total nonaccrual loans (excluding purchased non-covered and covered loans)	$20,841	$21,728	$26,729
Nonaccrual purchased non-covered loans	17,308	18,249	15,318
Accruing loans delinquent 90 days or more	—	1	—
Foreclosed assets (excluding purchased assets)	32,339	33,160	33,839
Purchased, non-covered other real estate owned	13,818	15,585	3,864

Total non-performing assets, excluding covered assets	$84,306	$88,723	$79,750

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$277	3	$17
Real estate – construction & development	9	789	4	90
Real estate – commercial & farmland	20	7,309	1	64
Real estate – residential	42	4,513	11	736
Consumer installment	10	47	15	90

Total	86	$12,935	34	$997

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$290	2	$13
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	47	5,258	11	1,485
Consumer installment	11	55	11	73

Total	92	$12,759	32	$2,523

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$711	2	$40
Real estate – construction & development	11	1,953	1	29
Real estate – commercial & farmland	19	8,733	5	1,316
Real estate – residential	35	7,364	8	961
Consumer installment	11	87	2	19

Total	80	$18,848	18	$2,365

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$289	1	$5
Real estate – construction & development	9	789	4	90
Real estate – commercial & farmland	17	6,563	4	810
Real estate – residential	38	3,807	15	1,442
Consumer installment	14	75	11	62

Total	85	$11,523	35	$2,409

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$67	1	$236
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	45	5,036	13	1,707
Consumer installment	14	67	8	61

Total	94	$12,326	30	$2,956

As of March 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$268	2	$482
Real estate – construction & development	10	1,916	2	66
Real estate – commercial & farmland	19	8,733	5	1,316
Real estate – residential	30	6,365	13	1,961
Consumer installment	11	80	2	26

Total	74	$17,362	24	$3,851

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$1,891	4	$267
Forbearance of Principal	6	162	1	44
Forgiveness of Principal	5	2,374	—	—
Rate Reduction Only	16	2,346	2	32
Rate Reduction, Forbearance of Interest	29	2,124	20	470
Rate Reduction, Forbearance of Principal	9	2,953	7	184
Rate Reduction, Forgiveness of Interest	10	1,081	—	—
Rate Reduction, Forgiveness of Principal	1	4	—	—

Total	86	$12,935	34	$997

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$1,917	4	$270
Forgiveness of Principal	5	2,394	—	—
Forbearances of Principal	6	165	—	—
Rate Reduction Only	16	3,677	4	477
Rate Reduction, Forbearance of Interest	31	2,160	21	1,738
Rate Reduction, Forbearance of Principal	19	1,981	2	13
Rate Reduction, Forgiveness of Interest	4	460	—	—
Rate Reduction, Forgiveness of Principal	1	5	1	25

Total	92	$12,759	32	$2,523

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	8	$1,933	4	$300
Forgiveness of Principal	4	1,957	1	516
Payment Modification Only	—	—	1	149
Rate Reduction Only	13	6,782	4	1,134
Rate Reduction, Forbearance of Interest	38	5,489	6	230
Rate Reduction, Forbearance of Principal	17	2,687	1	7
Rate Reduction, Payment Modification	—	—	1	29

Total	80	$18,848	18	$2,365

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	6	$923	—	$—
Raw Land	9	789	4	90
Agriculture	1	304	1	65
Apartments	1	1,314	—	—
Hotel & Motel	3	2,001	—	—
Office	3	514	—	—
Retail, including Strip Centers	5	1,893	—	—
1-4 Family Residential	42	4,513	13	759
Church	1	359	—	—
Automobile/Equipment/CD	14	92	15	78
Unsecured	1	233	1	5

Total	86	$12,935	34	$997

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,346	—	$—
Raw Land	11	2,345	6	292
Hotel & Motel	3	2,185	—	—
Office	4	1,909	—	—
Retail, including Strip Centers	4	1,095	2	660
1-4 Family Residential	36	7,747	12	1,501
Church	1	250	—	—
Automobile/Equipment/CD	8	92	12	70
Unsecured	1	245	—	—

Total	92	$12,759	32	$2,523

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,345	2	$586
Raw Land	5	1,298	1	29
Agriculture	1	311	1	66
Hotel & Motel	3	2,154	—	—
Office	4	1,652	1	149
Retail, including Strip Centers	6	2,905	1	516
1-4 Family Residential	42	8,027	9	978
Church	1	365	—	—
Automobile/Equipment/Inventory	13	548	3	41
Unsecured	1	243	—	—

Total	80	$18,848	18	$2,365

As of March 31, 2015, December 31, 2014 and March 31, 2014, the Company had a balance of $1.7 million, $1.2 million and $6.5 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$1
Real estate – construction & development	1	328	—	—
Real estate – commercial & farmland	3	720	1	69
Real estate – residential	5	477	2	93
Consumer installment	1	1	1	4

Total	10	$1,526	5	$167

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	1	317	—	—
Real estate – commercial & farmland	1	346	—	—
Real estate – residential	6	547	1	25
Consumer installment	1	2	—	—

Total	9	$1,212	1	$25

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$6
Real estate – construction & development	7	2,443	2	264
Real estate – commercial & farmland	2	961	2	726
Real estate – residential	12	1,779	4	255
Consumer installment	1	8	2	17

Total	22	$5,191	11	$1,268

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	—	$—
Real estate – construction & development	1	328	—	—
Real estate – commercial & farmland	3	720	1	69
Real estate – residential	5	477	2	93
Consumer installment	2	5	—	—

Total	12	$1,531	3	$162

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	—	—	1	317
Real estate – commercial & farmland	1	346	—	—
Real estate – residential	5	480	2	92
Consumer installment	—	—	1	2

Total	6	$826	4	$411

As of March 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$6
Real estate – construction & development	6	2,244	3	463
Real estate – commercial & farmland	—	—	4	1,687
Real estate – residential	8	1,187	8	847
Consumer installment	1	8	2	17

Total	15	$3,439	18	$3,020

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$1	1	$68
Payment Modification Only	1	117	—	—
Rate Reduction Only	2	383	1	25
Rate Reduction, Forgiveness of Interest	2	154	—	—
Rate Reduction, Forbearance of Interest	1	231	—	—
Rate Reduction, Forbearance of Principal	3	640	3	74

Total	10	$1,526	5	$167

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$69	—	$—
Payment Modification Only	1	346	—	—
Rate Reduction Only	2	373	1	25
Rate Reduction, Forgiveness of Interest	2	155	—	—
Rate Reduction, Forbearance of Interest	1	231	—	—
Rate Reduction, Forbearance of Principal	1	38	—	—

Total	9	$1,212	1	$25

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Principal	1	$299	—	$—
Forgiveness of Principal	1	164	1	259
Payment Modification Only	1	61	1	13
Rate Reduction Only	12	2,354	7	491
Rate Reduction, Forbearance of Principal	7	2,313	2	505

Total	22	$5,191	11	$1,268

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$117	1	$69
Raw Land	2	384	—	—
Office	1	466	—	—
Retail, including Strip Centers	1	136	—	—
1-4 Family Residential	4	422	2	93
Automobile/Equipment/Inventory	1	1	2	5

Total	10	$1,526	5	$167

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$346	—	$—
Raw Land	2	373	—	—
1-4 Family Residential	5	491	1	25
Automobile/Equipment/Inventory	1	2	—	—

Total	9	$1,212	1	$25

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	—	$—	1	$467
Raw Land	5	1,988	—	—
Office	1	798	—	—
Retail, including Strip Centers	1	164	1	259
1-4 Family Residential	15	2,241	6	519
Automobile/Equipment/Inventory	—	—	3	23

Total	22	$5,191	11	$1,268

As of March 31, 2015, December 31, 2014 and March 31, 2014, the Company had a balance of $23.3 million, $24.6 million and $27.8 million, respectively, in troubled debt restructurings included in covered loans. The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$3	2	$—
Real estate – construction & development	3	2,819	1	13
Real estate – commercial & farmland	13	6,461	2	1,736
Real estate – residential	97	11,436	10	821
Consumer installment	1	2	—	—

Total	115	$20,721	15	$2,570

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$40	2	$—
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	14	8,079	5	1,082
Real estate – residential	96	11,460	8	831
Consumer installment	1	3	—	—

Total	117	$22,619	17	$1,942

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$14	5	$68
Real estate – construction & development	3	3,254	5	49
Real estate – commercial & farmland	14	7,461	7	3,872
Real estate – residential	85	12,046	9	1,031
Consumer installment	—	—	1	5

Total	103	$22,775	27	$5,025

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$3	—	$—
Real estate – construction & development	3	2,819	1	13
Real estate – commercial & farmland	14	6,469	2	1,728
Real estate – residential	87	10,553	19	1,704
Consumer installment	1	2	—	—

Total	108	$19,846	22	$3,445

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$40	—	$—
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	18	9,082	1	79
Real estate – residential	79	9,897	25	2,394
Consumer installment	1	3	—	—

Total	106	$22,059	28	$2,502

As of March 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$43	1	$40
Real estate – construction & development	2	374	6	2,928
Real estate – commercial & farmland	18	6,962	3	4,370
Real estate – residential	75	9,576	19	3,502
Consumer installment	1	5	—	—

Total	101	$16,960	29	$10,840

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	4	$1,600	1	$8
Forbearance of Principal	—	—	1	—
Rate Reduction Only	96	16,836	7	1,480
Rate Reduction, Forbearance of Interest	7	388	3	13
Rate Reduction, Forbearance of Principal	5	1,498	3	1,069
Rate Reduction, Forgiveness of Interest	3	399	—	—

Total	115	$20,721	15	$2,570

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	3	$1,532	3	$88
Forbearance of Principal	1	—	1	—
Rate Reduction Only	97	17,360	7	1,626
Rate Reduction, Forbearance of Interest	5	274	3	14
Rate Reduction, Forbearance of Principal	8	3,052	3	214
Rate Reduction, Forgiveness of Interest	3	401	—	—

Total	117	$22,619	17	$1,942

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	—	$—	4	$127
Forgiveness of Principal	—	—	—	—
Payment Modification Only	—	—	—	—
Rate Reduction Only	90	18,578	10	1,043
Rate Reduction, Forbearance of Interest	3	88	8	471
Rate Reduction, Forbearance of Principal	9	3,259	5	3,384
Rate Reduction, Payment Modification	1	850	—	—

Total	103	$22,775	27	$5,025

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,489	—	$—
Raw Land	2	424	1	13
Hotel & Motel	4	3,208	1	946
Office	1	90	1	782
Retail, including Strip Centers	6	3,918	1	8
1-4 Family Residential	99	11,589	9	821
Automobile/Equipment/Inventory	1	3	2	—

Total	115	$20,721	15	$2,570

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,510	1	$79
Raw Land	3	411	1	14
Hotel & Motel	5	4,395	—	—
Office	1	473	2	858
Retail, including Strip Centers	6	4,174	2	145
1-4 Family Residential	98	11,616	9	846
Automobile/Equipment/Inventory	1	3	2	—
Unsecured	1	37	—	—

Total	117	$22,619	17	$1,942

As of March 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	—	$—	2	$486
Raw Land	1	374	5	59
Hotel & Motel	7	4,867	—	—
Office	2	1,342	1	73
Retail, including Strip Centers	5	3,819	3	3,287
1-4 Family Residential	87	12,359	11	1,052
Automobile/Equipment/Inventory	—	—	5	68
Unsecured	1	14	—	—

Total	103	$22,775	27	$5,025

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

As of March 31, 2015, the Company exhibited a concentration in CRE loans based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2015 and December 31, 2014. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased non-covered and covered loans:

	March 31, 2015		December 31, 2014
(Dollars in Thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$251,755	9%	$243,316	9%
Multi-family loans	74,226	2%	72,356	3%
Nonfarm non-residential loans	1,295,098	45%	1,289,501	45%

Total CRE Loans	$1,621,079	56%	$1,605,173	57%
All other loan types	1,267,178	44%	1,230,226	43%

Total Loans	$2,888,257	100%	$2,835,399	100%

The following table outlines the percent of total CRE loans, net of owner occupied loans, to total risk-based capital, and the Company’s internal concentration limits as of March 31, 2015 and December 31, 2014:

	Internal	March 31, 2015	December 31, 2014
	Limit	Actual	Actual
Construction and development	100%	51%	67%
Commercial real estate	300%	175%	232%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At March 31, 2015, the Company’s short-term investments were $126.2 million, compared to $92.30 million and $48.7 million at December 31, 2014 and March 31, 2014, respectively. At March 31, 2015, $5.5 million was in federal funds sold and $120.7 million was in interest-bearing balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company had a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at March 31, 2015, December 31, 2014 and March 31, 2014 for the purpose of converting the variable rate on the junior subordinated debentures to fixed rate of 4.11%. The fair value of these instruments amounted to a liability of approximately $1.8 million, $1.3 million and $675,000 at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to a net asset of approximately $3.5 million, $1.5 million and $2.5 million at March 31, 2015, December 31, 2014, and March 31, 2014 respectively. No material hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

On January 29, 2015, the Company completed a private placement of 5,320,000 shares of common stock at a price of $22.50 per share. The Company received net proceeds from the issuance of approximately $114.5 million, after deducting placement agent commissions and other issuance costs. The Company intends to use the net proceeds to fund the announced acquisitions of Merchants & Southern Banks of Florida, Incorporated and eighteen Bank of America branches located in North Florida and South Georgia.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules defined a new capital measure called “Common Equity Tier 1” (“CET1”), established that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, defined Common Equity Tier 1, established a capital conservation buffer and expanded the scope of the adjustments as compared to existing regulations. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

The regulatory capital standards are defined by the following key measurements:

a) The “Leverage Ratio” is defined as Tier 1 capital to average assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a leverage ratio greater than or equal to 4.00%. For a bank to be considered “well capitalized,” it must maintain a leverage ratio greater than or equal to 5.00%.

b) The “CET1 Ratio” is defined as Common equity tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a core capital ratio greater than or equal to 4.50%. For a bank to be considered “well capitalized,” it must maintain a core capital ratio greater than or equal to 6.50%.

c) The “Core Capital Ratio” is defined as Tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a core capital ratio greater than or equal to 6.00%. For a bank to be considered “well capitalized,” it must maintain a core capital ratio greater than or equal to 8.00%.

d) The “Total Capital Ratio” is defined as total capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a total capital ratio greater than or equal to 8.00%. For a bank to be considered “well capitalized,” it must maintain a total capital ratio greater than or equal to 10.00%.

As of March 31, 2015, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at March 31, 2015, December 31, 2014 and March 31, 2014:

	March 31, 2015	December 31, 2014	March 31, 2014
Leverage Ratio(tier 1 capital to average assets)
Consolidated	10.12%	8.94%	8.91%
Ameris Bank	11.43	10.01	9.43
CET1 Ratio(common equity tier 1capital to risk weighted assets)
Consolidated	13.87	N/A	N/A
Ameris Bank	15.67	N/A	N/A
Core Capital Ratio(tier 1 capital to risk weighted assets)
Consolidated	13.87	12.66	13.30
Ameris Bank	15.67	14.14	14.09
Total Capital Ratio(total capital to risk weighted assets)
Consolidated	14.62	13.42	14.28
Ameris Bank	16.42	14.90	15.06

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2015, December 31, 2014 and March 31, 2014, there were $43.9 million, $78.9 million and $59.7 million, respectively, outstanding borrowings with the Company’s correspondent banks.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment securities available for sale to total deposits	17.54%	15.79%	15.70%	15.80%	15.17%
Loans (net of unearned income) to total deposits	82.99%	82.64%	84.08%	82.72%	83.22%
Interest-earning assets to total assets	89.06%	88.29%	87.91%	87.22%	87.80%
Interest-bearing deposits to total deposits	72.21%	75.54%	75.79%	76.67%	76.79%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2015 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At March 31, 2015, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three month LIBOR and matures September 2020. The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to a net asset of approximately $3.5 million, $1.5 million and $2.5 million at March 31, 2015, December 31, 2014, and March 31, 2014 respectively. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended March 31, 2015, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report with respect to the period covered by this report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

AMERIS BANCORP

Date: May 8, 2015

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President and Chief Financial Officer
(duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of January 28, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Dennis R. O’Neil (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on January 29, 2015).

2.2	Purchase and Assumption dated as of January 28, 2015 by and between Bank of Ameris, National Association and Ameris Bank (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on January 29, 2015).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.1	Securities Purchase Agreement dated as of January 28, 2015 by and among Ameris Bancorp and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on January 30, 2015).

10.2	Registration Rights Agreement dated as of January 28, 2015 by and among Ameris Bancorp and the Purchasers identified therein (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on January 30, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended March 31, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.