Form 10-Q
period 2015-06-30
Ameris Bancorp
filed 2015-08-07
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 32,195,089 shares of Common Stock outstanding as of July 31, 2015.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2015	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$115,413	$78,036	$80,986
Federal funds sold and interest-bearing accounts	239,804	92,323	44,800
Investment securities available for sale, at fair value	862,154	541,805	535,630
Other investments	9,322	10,275	10,971
Mortgage loans held for sale, at fair value	108,829	94,759	81,491
Loans, net of unearned income	2,171,600	1,889,881	1,770,059
Purchased loans not covered by FDIC loss share agreements (“purchased non-covered loans”)	808,313	674,239	702,131
Purchased loan pools not covered by FDIC loss share agreements (“purchased loan pools”)	268,984	—	—
Purchased loans covered by FDIC loss share agreements (“covered loans”)	209,598	271,279	331,250
Less: allowance for loan losses related to non-purchased loans	(21,658)	(21,157)	(22,254)

Loans, net	3,436,837	2,814,242	2,781,186

Other real estate owned, net	22,567	33,160	35,373
Purchased, non-covered other real estate owned, net	13,112	15,585	16,598
Covered other real estate owned, net	12,626	19,907	38,426

Total other real estate owned, net	48,305	68,652	90,397

Premises and equipment, net	124,916	97,251	99,495
FDIC loss-share receivable	14,957	31,351	49,180
Other intangible assets, net	19,189	8,221	9,812
Goodwill	87,367	63,547	58,903
Cash value of bank owned life insurance	59,552	58,867	57,864
Other assets	79,089	77,748	72,420

Total assets	$5,205,734	$4,037,077	$3,973,135

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,280,174	$839,377	$790,798
Interest-bearing	3,231,373	2,591,772	2,598,237

Total deposits	4,511,547	3,431,149	3,389,035
Securities sold under agreements to repurchase	75,066	73,310	51,109
Other borrowings	39,000	78,881	100,293
Other liabilities	24,026	22,384	24,457
Subordinated deferrable interest debentures	69,325	65,325	64,842

Total liabilities	4,718,964	3,671,049	3,629,736

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—	—
Common stock, par value $1; 100,000,000 shares authorized; 33,608,866; 28,159,027 and 28,155,317 issued	33,609	28,159	28,155
Capital surplus	336,212	225,015	223,888
Retained earnings	126,265	118,412	98,847
Accumulated other comprehensive income	3,072	6,098	4,123
Treasury stock, at cost, 1,413,777; 1,385,164 and 1,383,496 shares	(12,388)	(11,656)	(11,614)

Total stockholders’ equity	486,770	366,028	343,399

Total liabilities and stockholders’ equity	$5,205,734	$4,037,077	$3,973,135

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME/(LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$39,838	$35,297	$78,456	$69,766
Interest on taxable securities	3,747	2,953	6,900	5,938
Interest on nontaxable securities	462	312	931	647
Interest on deposits in other banks and federal funds sold	182	45	310	129

Total interest income	44,229	38,607	86,597	76,480

Interest expense
Interest on deposits	2,264	2,205	4,544	4,388
Interest on other borrowings	1,277	1,138	2,533	2,344

Total interest expense	3,541	3,343	7,077	6,732

Net interest income	40,688	35,264	79,520	69,748
Provision for loan losses	2,656	1,365	3,725	3,091

Net interest income after provision for loan losses	38,032	33,899	75,795	66,657

Noninterest income
Service charges on deposit accounts	7,151	5,847	13,580	11,433
Mortgage banking activity	9,727	7,002	17,810	12,166
Other service charges, commissions and fees	829	662	1,497	1,314
Gain on sale of securities	10	—	22	6
Other noninterest income	2,909	2,308	5,292	3,654

Total noninterest income	20,626	15,819	38,201	28,573

Noninterest expense
Salaries and employee benefits	22,465	16,942	43,097	34,336
Occupancy and equipment	4,809	4,071	9,363	8,135
Advertising and marketing expenses	833	718	1,474	1,428
Amortization of intangible assets	630	437	1,260	970
Data processing and communications costs	4,214	3,940	8,474	7,394
Credit resolution-related expenses	11,240	2,840	14,401	5,030
Merger and conversion charges	5,712	2,872	5,727	3,322
Other noninterest expenses	6,961	5,498	13,895	9,942

Total noninterest expense	56,864	37,318	97,691	70,557

Income before income tax expense	1,794	12,400	16,305	24,673
Income tax expense	486	4,270	5,233	8,193

Net income	1,308	8,130	11,072	16,480
Less preferred stock dividends and discount accretion	—	—	—	286

Net income available to common shareholders	$1,308	$8,130	$11,072	$16,194

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax of $1,901, $1,142, $1,561 and $2,724	(3,531)	2,121	(2,881)	5,059
Reclassification adjustment for gains included in earnings, net of tax of $3, $0, $8 and $2	(6)	—	(14)	(4)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax of $138, $200, $70 and $344	256	(372)	(131)	(638)

Other comprehensive income (loss)	(3,281)	1,749	(3,026)	4,417

Total comprehensive income (loss)	$(1,973)	$9,879	$8,046	$20,897

Basic earnings per common share	$0.04	$0.32	$0.35	$0.64

Diluted earnings per common share	$0.04	$0.32	$0.35	$0.63

Dividends declared per common share	$0.05	$0.05	$0.10	$0.05

Weighted average common shares outstanding
Basic	32,184	25,181	31,318	25,163
Diluted	32,520	25,572	31,653	25,552

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	—	$—	28,000	$28,000
Repurchase of preferred stock	—	—	(28,000)	(28,000)

Issued at end of period	—	$—	—	$—
COMMON STOCK
Balance at beginning of period	28,159,027	$28,159	26,461,769	$26,462
Issuance of common stock	5,320,000	5,320	1,598,987	1,599
Proceeds from exercise of stock options	58,839	59	26,514	26
Issuance of restricted shares	71,000	71	68,047	68

Issued at end of period	33,608,866	$33,609	28,155,317	$28,155
CAPITAL SURPLUS
Balance at beginning of period		$225,015		$189,722
Stock-based compensation		760		1,012
Issuance of common shares, net of issuance costs of $4,811 and $0		109,569		32,875
Proceeds from exercise of stock options		939		347
Issuance of restricted shares		(71)		(68)

Balance at end of period		$336,212		$223,888
RETAINED EARNINGS
Balance at beginning of period		$118,412		$83,991
Net income		11,072		16,480
Dividends on preferred shares		—		(286)
Dividends on common shares		(3,219)		(1,338)

Balance at end of period		$126,265		$98,847
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$6,098		$(294)
Other comprehensive income (loss) during the period		(3,026)		4,417

Balance at end of period		$3,072		$4,123
TREASURY STOCK
Balance at beginning of period	(1,385,164)	$(11,656)	(1,363,342)	$(11,182)
Purchase of treasury shares	(28,613)	(732)	(20,154)	(432)

Balance at end of period	(1,413,777)	$(12,388)	(1,383,496)	$(11,614)

TOTAL STOCKHOLDERS’ EQUITY		$486,770		$343,399

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$11,072	$16,480
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	3,950	3,709
Amortization of intangible assets	1,260	970
Net amortization of investment securities available for sale	2,669	1,525
Net gains on securities available for sale	(22)	(6)
Stock based compensation expense	760	1,012
Net losses on sale or disposal of premises and equipment	98	1
Net write-downs and losses on sale of other real estate owned	9,779	1,985
Provision for loan losses	3,725	3,091
Accretion of discount on covered loans	(6,251)	(15,432)
Accretion of discount on purchased non-covered loans	(5,388)	(3,153)
Changes in FDIC loss-share receivable, net of cash payments received	3,855	5,685
Increase in cash surrender value of BOLI	(685)	(620)
Originations of mortgage loans held for sale	(472,660)	(316,767)
Proceeds from sales of mortgage loans held for sale	449,570	305,546
Net gains on sale of mortgage loans held for sale	(18,244)	(11,935)
Originations of SBA loans	(26,684)	(24,586)
Proceeds from sales of SBA loans	20,539	11,418
Net gains on sale of SBA loans	(2,290)	(1,250)
Change attributable to other operating activities	7,683	7,585

Net cash used in operating activities	(17,264)	(14,742)

Cash flows from investing activities, net of effect of business combinations:
Net (increase) decrease in federal funds sold and interest-bearing deposits	(41,293)	176,107
Purchase of securities available for sale	(230,226)	(68,632)
Proceeds from maturities of securities available for sale	36,544	22,493
Proceeds from sales of securities available for sale	30,113	69,768
Decrease in restricted equity securities, net	1,825	6,832
Net increase in loans, excluding purchased non-covered and covered loans	(257,665)	(129,977)
Purchases of loan pools	(268,984)	—
Payments received on purchased non-covered loans	80,668	27,791
Payments received on covered loans	42,103	64,743
Purchases of premises and equipment	(6,595)	(2,223)
Proceeds from sales of premises and equipment	217	56
Proceeds from sales of other real estate owned	27,691	17,420
Payments received from FDIC under loss-share agreements	12,539	10,576
Net cash proceeds received from acquisitions	567,652	1,099

Net cash provided by (used in) investing activities	(5,411)	196,053

Cash flows from financing activities, net of effect of business combinations:
Net increase in deposits	27,829	20,780
Net decrease in securities sold under agreements to repurchase	(39,832)	(37,835)
Proceeds from other borrowings	—	57,463
Repayment of other borrowings	(39,881)	(174,005)
Redemption of preferred stock	—	(28,000)
Dividends paid—preferred stock	—	(286)
Dividends paid—common stock	(3,220)	(1,338)
Purchase of treasury shares	(731)	(432)
Issuance of common stock	114,889	—
Proceeds from exercise of stock options	998	373

Net cash provided by (used in) financing activities	60,052	(163,280)

Net increase in cash and due from banks	37,377	18,031
Cash and due from banks at beginning of period	78,036	62,955

Cash and due from banks at end of period	$115,413	$80,986

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the period for:
Interest	$7,220	$6,740
Income taxes	$2,659	$5,583
Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$8,636	$6,400
Purchased non-covered loans transferred to other real estate owned	$2,039	$1,425
Covered loans transferred to other real estate owned	$6,534	$9,083
Loans provided for the sales of other real estate owned	$1,948	$578
Change in unrealized gain on securities available for sale, net of tax	$(2,895)	$5,055
Change in unrealized loss on cash flow hedge (interest rate swap), net of tax	$(131)	$(638)
Issuance of common stock in acquisitions	$—	$34,474

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2015 the Bank operated 103 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Newly Issued Accounting Pronouncements

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

ASU 2015-02 – Consolidation (Topic 810)—Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. ASU 2015-02 is effective for annual and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items by no longer allowing companies to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item. ASU 2015-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations, financial position or disclosures.

ASU 2014-11 – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 impacted FASB ASC 860 Transfers and Servicing by changing the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures. An entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. An entity must also provide additional information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements although the required disclosures have been included in Note 7.

ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective prospectively, for annual and interim periods, beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

NOTE 2 – BUSINESS COMBINATIONS

Branch Acquisition

On June 12, 2015, the Company completed its acquisition of 18 branches from Bank of America, National Association located in Calhoun, Columbia, Dixie, Hamilton, Suwanee and Walton Counties, Florida and Ben Hill, Colquitt, Dougherty, Laurens, Liberty, Thomas, Tift and Ware Counties, Georgia. Under the terms of the Purchase and Assumption Agreement dated January 28, 2015, the Company paid a deposit premium of $20.0 million, equal to 3.00% of the average daily deposits for the 15 calendar day period immediately prior to the acquisition date. In addition, the Company acquired approximately $4.4 million in loans and $11.4 million in premises and equipment.

The acquisition of the 18 branches was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Management continues to evaluate fair value adjustments related to premises and core deposit intangible assets acquired.

The following table presents the assets acquired and liabilities assumed as of June 12, 2015 and their initial fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by Bank of America	Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$630,220	$—		$630,220
Loans	4,363	—		4,363
Premises and equipment	10,348	1,060	(a)	11,408
Intangible assets	—	7,651	(b)	7,651
Other assets	126			126

Total assets	$645,057	$8,711		$653,768

Liabilities
Deposits:
Noninterest-bearing	$149,854	$—		$149,854
Interest-bearing	495,110	(215	)(c)	494,895

Total deposits	644,964	(215)		644,749
Other liabilities	93	—		93

Total liabilities	645,057	(215)		644,842

Net identifiable assets acquired over (under) liabilities assumed	—	8,926		8,926
Goodwill	—	11,076		11,076

Net assets acquired over (under) liabilities assumed	$—	$20,002		$20,002

Consideration:
Cash paid as deposit premium	$20,002

Fair value of total consideration transferred	$20,002

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the premise and equipment as of the acquisition date.
(b)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.
(c)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

Goodwill of $11.1 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the branch acquisition and is the result of expected operational synergies and other factors.

In the acquisition, the Company purchased $4.4 million of loans at fair value. Management did not identify any loans that were considered to be credit impaired and are accounted for under ASC Topic 310-30.

Merchants & Southern Banks of Florida, Incorporated

On May 22, 2015, the Company completed its acquisition of all shares of the outstanding common stock of Merchants & Southern Banks of Florida, Incorporated (“Merchants”), a bank holding company headquartered in Gainesville, Florida, for a total purchase price of $50,000,000. Upon consummation of the stock purchase, Merchants was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Merchant’s wholly owned banking subsidiary, Merchants and Southern Bank, was also merged with and into the Bank. The acquisition grew the Company’s existing market presence, as Merchants and Southern Bank had a total of 13 banking locations in Alachua, Marion and Clay Counties, Florida.

The acquisition of Merchants was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Management continues to evaluate fair value adjustments related to loans, premises, deferred taxes and core deposit intangible assets acquired.

The following table presents the assets acquired and liabilities of Merchants assumed as of May 22, 2015 and their initial fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by Merchants	Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$7,527	$—		$7,527
Federal funds sold and interest-bearing balances	106,188	—		106,188
Investment securities	164,421	(553	)(a)	163,868
Other investments	872	—		872
Loans	199,955	(8,500	)(b)	191,455
Less allowance for loan losses	(3,354)	3,354	(c)	—

Loans, net	196,601	(5,146)		191,455
Other real estate owned	4,082	(1,115	)(d)	2,967
Premises and equipment	14,614	(3,680	)(e)	10,934
Intangible assets	—	4,577	(f)	4,577
Other assets	2,333	2,335	(g)	4,668

Total assets	$496,638	$(3,582)		$493,056

Liabilities
Deposits:
Noninterest-bearing	$121,708	$—		$121,708
Interest-bearing	286,112	—		286,112

Total deposits	407,820	—		407,820
Federal funds purchased and securities sold under agreements to repurchase	41,588	—		41,588
Other liabilities	2,151	81	(h)	2,232
Subordinated deferrable interest debentures	6,186	(2,680	)(i)	3,506

Total liabilities	457,745	(2,599)		455,146

Net identifiable assets acquired over (under) liabilities assumed	38,893	(983)		37,910
Goodwill	—	12,090		12,090

Net assets acquired over (under) liabilities assumed	$38,893	$11,107		$50,000

Consideration:
Cash exchanged for shares	$50,000

Fair value of total consideration transferred	$50,000

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.
(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
(c)	Adjustment reflects the elimination of Merchant’s allowance for loan losses.
(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.
(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired premises.

(f)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.
(g)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of interest rate swap liabilities.
(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

Goodwill of $12.1 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Merchants acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $191.5 million of loans at fair value, net of $8.5 million, or 4.25%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $17.4 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payment, management’s estimate of expected total cash payments and fair value of the loans as of acquisition date for purchased credit impaired loans. Contractually required principal and interest payment have been adjusted for estimated prepayments.

Contractually required principal and interest	$24,446
Non-accretable difference	(3,814)

Cash flows expected to be collected	20,632
Accretable yield	(3,254)

Total purchased credit-impaired loans acquired	$17,378

The following table presents the acquired loan data for the Merchants acquisition.

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
	(Dollars in Thousands)
Acquired receivables subject to ASC 310-30	$17,378	$24,446	$3,814
Acquired receivables not subject to ASC 310-30	$174,077	$178,763	$—

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

The acquisition of Coastal was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third quarter of 2014 and the second quarter of 2015, management revised its initial estimates regarding the valuation of other real estate owned. In addition, during the third and fourth quarters of 2014 and second quarter of 2015, management continued its assessment and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Sections 382 of the Internal Revenue Code of 1986, as amended.

The following table presents the assets acquired and liabilities of Coastal assumed as of June 30, 2014 and their fair value estimates:

(Dollars in Thousands)	As Recorded by Coastal	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$3,895	$—		$—		$3,895
Federal funds sold and interest-bearing balances	15,923	—		—		15,923
Investment securities	67,266	(500	)(a)	—		66,766
Other investments	975	—		—		975
Mortgage loans held for sale	7,288	—		—		7,288
Loans	296,141	(16,700	)(b)	—		279,441
Less allowance for loan losses	(3,218)	3,218	(c)	—		—

Loans, net	292,923	(13,482)		—		279,441
Other real estate owned	14,992	(3,528	)(d)	(3,407	)(g)	8,057
Premises and equipment	11,882	—		—		11,882
Intangible assets	507	4,266	(e)	(231	)(h)	4,542
Cash value of bank owned life insurance	7,812	—		—		7,812
Other assets	14,898	—		(601	)(i)	14,297

Total assets	$438,361	$(13,244)		$(4,239)		$420,878

Liabilities
Deposits:
Noninterest-bearing	$80,012	$—		$—		$80,012
Interest-bearing	289,012	—		—		289,012

Total deposits	369,024	—		—		369,024
Federal funds purchased and securities sold under agreements to repurchase	5,428	—		—		5,428
Other borrowings	22,005	—		—		22,005
Other liabilities	6,192	—		—		6,192
Subordinated deferrable interest debentures	15,465	(6,413	)(f)	—		9,052

Total liabilities	418,114	(6,413)		—		411,701

Net identifiable assets acquired over (under) liabilities assumed	20,247	(6,831)		(4,239)		9,177
Goodwill	—	23,854		4,239		28,093

Net assets acquired over (under) liabilities assumed	$20,247	$17,023		$—		$37,270

Consideration:
Ameris Bancorp common shares issued	1,598,998
Purchase price per share of the Company’s common stock	$21.56

Company common stock issued	34,474
Cash exchanged for shares	2,796

Fair value of total consideration transferred	$37,270

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.
(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
(c)	Adjustment reflects the elimination of Coastal’s allowance for loan losses.
(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.
(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.
(f)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(g)	Adjustment reflects the additional fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.
(h)	Adjustment reflects final recording of core deposit intangible on the acquired core deposit accounts.
(i)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

Goodwill of $28.1 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Coastal acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

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

The results of operations of Merchants and Coastal subsequent to the respective acquisition dates are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2014, unadjusted for potential cost savings (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest income and noninterest income	$63,259	$60,212	$123,308	$116,454
Net income (loss)	$(128)	$6,963	$10,739	$17,163
Net income (loss) available to common stockholders	$(128)	$6,963	$10,739	$16,877
Income (loss) per common share available to common stockholders – basic	$0.00	$0.26	$0.34	$0.63
Income (loss) per common share available to common stockholders – diluted	$0.00	$0.26	$0.34	$0.62
Average number of shares outstanding, basic	32,184	26,780	31,318	26,762
Average number of shares outstanding, diluted	32,520	27,232	31,653	27,214

A rollforward of purchased non-covered loans for the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014 is shown below:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Balance, January 1	$674,239	$448,753	$448,753
Charge-offs, net of recoveries	(470)	(84)	—
Additions due to acquisitions	195,818	279,441	279,441
Accretion	5,388	9,745	3,635
Transfers to purchased non-covered other real estate owned	(2,039)	(4,160)	(1,425)
Transfer from covered loans due to loss-share expiration	15,462	15,475	—
Payments received	(80,085)	(74,931)	(28,273)

Ending balance	$808,313	$674,239	$702,131

The following is a summary of changes in the accretable discounts of purchased non-covered loans during the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Balance, January 1	$25,716	$26,189	$26,189
Additions due to acquisitions	4,686	7,799	7,799
Accretion	(5,388)	(9,745)	(3,635)
Accretable discounts removed due to charge-offs	(1,685)	—	—
Transfers between non-accretable and accretable discounts, net	(1,007)	1,473	1,968

Ending balance	$22,322	$25,716	$32,321

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

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2015, December 31, 2014 and June 30, 2014 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2015:
U. S. government agencies	$14,956	$—	$(210)	$14,746
State, county and municipal securities	165,070	3,305	(1,003)	167,372
Corporate debt securities	12,710	184	(58)	12,836
Mortgage-backed securities	665,274	4,948	(3,022)	667,200

Total securities	$858,010	$8,437	$(4,293)	$862,154

December 31, 2014:
U. S. government agencies	$14,953	$—	$(275)	$14,678
State, county and municipal securities	137,873	3,935	(433)	141,375
Corporate debt securities	10,812	228	—	11,040
Mortgage-backed securities	369,581	6,534	(1,403)	374,712

Total securities	$533,219	$10,697	$(2,111)	$541,805

June 30, 2014:
U. S. government agencies	$14,950	$—	$(505)	$14,445
State, county and municipal securities	143,507	3,136	(863)	145,780
Corporate debt securities	10,805	284	(131)	10,958
Mortgage-backed securities	361,194	5,435	(2,182)	364,447

Total securities	$530,456	$8,855	$(3,681)	$535,630

The amortized cost and fair value of available-for-sale securities at June 30, 2015 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$7,960	$7,999
Due from one year to five years	47,037	48,246
Due from five to ten years	66,573	67,686
Due after ten years	71,166	71,023
Mortgage-backed securities	665,274	667,200

	$858,010	$862,154

Securities with a carrying value of approximately $323.9 million serve as collateral to secure public deposits and for other purposes required or permitted by law at June 30, 2015, compared with $286.6 million and $228.3 million at December 31, 2014 and June 30, 2014, respectively.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2015, December 31, 2014 and June 30, 2014.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
June 30, 2015:
U. S. government agencies	$9,818	$(138)	$4,928	$(72)	$14,746	$(210)
State, county and municipal securities	50,294	(680)	10,404	(323)	60,698	(1,003)
Corporate debt securities	7,149	(58)	—	—	7,149	(58)
Mortgage-backed securities	238,174	(2,046)	30,672	(976)	268,846	(3,022)

Total temporarily impaired securities	$305,435	$(2,922)	$46,004	$(1,371)	$351,439	$(4,293)

December 31, 2014:
U. S. government agencies	$—	$—	$14,678	$(275)	$14,678	$(275)
State, county and municipal securities	15,038	(70)	19,665	(363)	34,703	(433)
Corporate debt securities	—	—	—	—	—	—
Mortgage-backed securities	36,760	(221)	46,812	(1,182)	83,572	(1,403)

Total temporarily impaired securities	$51,798	$(291)	$81,155	$(1,820)	$132,953	$(2,111)

June 30, 2014:
U. S. government agencies	$—	$—	$14,445	$(505)	$14,445	$(505)
State, county and municipal securities	4,088	(35)	29,203	(828)	33,291	(863)
Corporate debt securities	—	—	4,945	(131)	4,945	(131)
Mortgage-backed securities	25,107	(65)	51,039	(2,117)	76,146	(2,182)

Total temporarily impaired securities	$29,195	$(100)	$99,632	$(3,581)	$128,827	$(3,681)

As of June 30, 2015, the Company’s security portfolio consisted of 443 securities, 163 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and state, county and municipal securities, as discussed below.

At June 30, 2015, the Company held 114 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

At June 30, 2015, the Company held 40 state, county and municipal securities, three U.S. government-sponsored agency security, and six corporate security that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

During the first six months of 2015 and 2014, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities, except for one security that began deferring interest during the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at June 30, 2015, December 31, 2014 or June 30, 2014.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2015, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2015, these investments are not considered impaired on an other-than-temporary basis.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the six months ended June 30, 2015, year ended December 31, 2014 and six months ended June 30, 2014:

	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in Thousands)
Gross gains on sales of securities	$41	$141	$8
Gross losses on sales of securities	(19)	(3)	(2)

Net realized gains on sales of securities available for sale	$22	$138	$6

Sales proceeds	$30,113	$94,051	$69,768

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial and agricultural	$373,202	$319,654	$304,588
Real estate – construction and development	205,019	161,507	149,346
Real estate – commercial and farmland	1,010,195	907,524	850,000
Real estate – residential	537,201	456,106	422,731
Consumer installment	30,080	30,782	31,902
Other	15,903	14,308	11,492

	$2,171,600	$1,889,881	$1,770,059

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the FDIC. Purchased non-covered loans totaling $808.3 million, $674.2 million and $702.1 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, are not included in the above schedule.

Purchased non-covered loans are shown below according to major loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial and agricultural	$45,337	$38,041	$41,583
Real estate – construction and development	75,302	58,362	64,084
Real estate – commercial and farmland	404,588	306,706	311,748
Real estate – residential	276,798	266,342	278,451
Consumer installment	6,288	4,788	6,265

	$808,313	$674,239	$702,131

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of June 30, 2015, purchased loan pools totaled $269.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $263.8 million and $5.2 million of purchase premium paid at acquisition. At June 30, 2015, all loans included in the purchased loan pools were performing current loans, all risk-rated grade 20. The Company did not have any purchased loan pools at December 31, 2014 or June 30, 2014.

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $209.6 million, $271.3 million and $331.3 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, are not included in the above schedules.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial and agricultural	$17,666	$21,467	$25,209
Real estate – construction and development	15,002	23,447	31,600
Real estate – commercial and farmland	111,772	147,627	188,643
Real estate – residential	64,982	78,520	85,518
Consumer installment	176	218	280

	$209,598	$271,279	$331,250

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial and agricultural	$4,067	$1,672	$1,596
Real estate – construction and development	1,594	3,774	3,452
Real estate – commercial and farmland	8,938	8,141	8,831
Real estate – residential	5,650	7,663	7,795
Consumer installment	491	478	437

	$20,740	$21,728	$22,111

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial and agricultural	$309	$175	$143
Real estate – construction and development	1,483	1,119	2,273
Real estate – commercial and farmland	9,634	10,242	6,647
Real estate – residential	5,930	6,644	6,658
Consumer installment	88	69	49

	$17,444	$18,249	$15,770

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial and agricultural	$7,948	$8,541	$12,254
Real estate – construction and development	3,120	7,601	8,028
Real estate – commercial and farmland	13,997	12,584	17,027
Real estate – residential	3,712	6,595	8,702
Consumer installment	94	91	127

	$28,871	$35,412	$46,138

The following table presents an aging analysis of loans, excluding purchased non-covered and covered past due loans as of June 30, 2015, December 31, 2014 and June 30, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$840	$888	$3,891	$5,619	$367,583	$373,202	$—
Real estate – construction & development	1,201	374	1,536	3,111	201,908	205,019	—
Real estate – commercial & farmland	1,958	2,823	7,014	11,795	998,400	1,010,195	—
Real estate – residential	5,135	1,949	4,727	11,811	525,390	537,201	—
Consumer installment loans	293	77	315	685	29,395	30,080	—
Other	—	—	—	—	15,903	15,903	—

Total	$9,427	$6,111	$17,483	$33,021	$2,138,579	$2,171,600	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$900	$233	$1,577	$2,710	$316,944	$319,654	$—
Real estate – construction & development	1,382	286	3,367	5,035	156,472	161,507	—
Real estate – commercial & farmland	2,859	635	7,668	11,162	896,362	907,524	—
Real estate – residential	3,953	2,334	6,755	13,042	443,064	456,106	—
Consumer installment loans	634	158	366	1,158	29,624	30,782	1
Other	—	—	—	—	14,308	14,308	—

Total	$9,728	$3,646	$19,733	$33,107	$1,856,774	$1,889,881	$1

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$1,180	$966	$1,077	$3,223	$301,365	$304,588	$—
Real estate – construction & development	3,942	296	3,449	7,687	141,659	149,346	—
Real estate – commercial & farmland	4,622	1,860	7,404	13,886	836,114	850,000	—
Real estate – residential	5,806	3,829	7,197	16,832	405,899	422,731	—
Consumer installment loans	345	176	310	831	31,071	31,902	—
Other	—	—	—	—	11,492	11,492	—

Total	$15,895	$7,127	$19,437	$42,459	$1,727,600	$1,770,059	$—

The following table presents an analysis of purchased non-covered past due loans as of June 30, 2015, December 31, 2014 and June 30, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$—	$1,101	$202	$1,303	$44,034	$45,337	$—
Real estate – construction & development	245	—	1,026	1,271	74,031	75,302	—
Real estate – commercial & farmland	2,115	724	9,062	11,901	392,687	404,588	—
Real estate – residential	3,848	1,400	5,369	10,617	266,181	276,798	—
Consumer installment loans	6	—	84	90	6,198	6,288	—

Total	$6,214	$3,225	$15,743	$25,182	$783,131	$808,313	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2014:
Commercial, financial & agricultural	$461	$90	$175	$726	$37,315	$38,041	$—
Real estate – construction & development	790	1,735	1,117	3,642	54,720	58,362	—
Real estate – commercial & farmland	2,107	1,194	9,529	12,830	293,876	306,706	—
Real estate – residential	6,907	1,401	6,369	14,677	251,665	266,342	—
Consumer installment loans	82	—	65	147	4,641	4,788	—

Total	$10,347	$4,420	$17,255	$32,022	$642,217	$674,239	$—

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$137	$26	$143	$306	$41,277	$41,583	$—
Real estate – construction & development	712	168	2,165	3,045	61,039	64,084	—
Real estate – commercial & farmland	1,263	1,605	6,647	9,515	302,233	311,748	—
Real estate – residential	6,952	983	6,144	14,079	264,372	278,451	—
Consumer installment loans	23	29	47	99	6,166	6,265	—

Total	$9,087	$2,811	$15,146	$27,044	$675,087	$702,131	$—

The following table presents an aging analysis of covered loans as of June 30, 2015, December 31, 2014 and June 30, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$237	$240	$1,670	$2,147	$15,519	$17,666	$—
Real estate – construction & development	292	31	3,045	3,368	11,634	15,002	143
Real estate – commercial & farmland	699	81	9,396	10,176	101,596	111,772	—
Real estate – residential	2,690	927	2,122	5,739	59,243	64,982	—
Consumer installment loans	—	—	50	50	126	176	—

Total	$3,918	$1,279	$16,283	$21,480	$188,118	$209,598	$143

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$451	$136	$1,878	$2,465	$19,002	$21,467	$—
Real estate – construction & development	238	226	6,703	7,167	16,280	23,447	—
Real estate – commercial & farmland	4,371	1,486	7,711	13,568	134,059	147,627	714
Real estate – residential	3,464	962	5,656	10,082	68,438	78,520	—
Consumer installment loans	10	—	91	101	117	218	—

Total	$8,534	$2,810	$22,039	$33,383	$237,896	$271,279	$714

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$16	$467	$6,909	$7,392	$17,817	$25,209	$—
Real estate – construction & development	551	459	7,708	8,718	22,882	31,600	—
Real estate – commercial & farmland	6,399	139	10,443	16,981	171,662	188,643	—
Real estate – residential	2,490	690	5,939	9,119	76,399	85,518	—
Consumer installment loans	—	49	56	105	175	280	—

Total	$9,456	$1,804	$31,055	$42,315	$288,935	$331,250	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Period Ended
	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in Thousands)
Nonaccrual loans	$20,740	$21,728	$22,111
Troubled debt restructurings not included above	12,467	12,759	17,337

Total impaired loans	$33,207	$34,487	$39,448

Quarter-to-date interest income recognized on impaired loans	$192	$237	$1,133

Year-to-date interest income recognized on impaired loans	$344	$1,991	$1,423

Quarter-to-date foregone interest income on impaired loans	$311	$323	$375

Year-to-date foregone interest income on impaired loans	$629	$1,491	$815

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of June 30, 2015, December 31, 2014 and June 30, 2014:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$6,004	$442	$3,903	$4,345	$458	$2,819	$2,533
Real estate – construction & development	3,765	—	2,416	2,416	445	3,245	3,648
Real estate – commercial & farmland	18,117	5,960	9,595	15,555	1,243	15,378	15,125
Real estate – residential	11,743	1,153	9,199	10,352	1,825	11,555	12,006
Consumer installment loans	633	—	539	539	8	494	507

Total	$40,262	$7,555	$25,652	$33,207	$3,979	$33,491	$33,819

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$3,387	$6	$1,956	$1,962	$395	$2,457	$3,021
Real estate – construction & development	8,325	448	4,005	4,453	771	4,703	5,368
Real estate – commercial & farmland	17,514	4,967	9,651	14,618	1,859	15,341	15,972
Real estate – residential	15,571	3,514	9,407	12,921	974	14,244	16,317
Consumer installment loans	618	—	533	533	9	527	519

Total	$45,415	$8,935	$25,552	$34,487	$4,008	$37,272	$41,197

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$3,398	$—	$1,852	$1,852	$298	$2,786	$3,397
Real estate – construction & development	9,336	—	5,532	5,532	798	5,783	5,811
Real estate – commercial & farmland	19,215	—	16,421	16,421	1,629	16,851	16,394
Real estate – residential	18,313	—	15,131	15,131	884	16,563	17,698
Consumer installment loans	638	—	512	512	10	530	514

Total	$50,900	$—	$39,448	$39,448	$3,619	$42,513	$43,814

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Period Ended
	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in Thousands)
Nonaccrual loans	$17,444	$18,249	$15,770
Troubled debt restructurings not included above	6,792	1,212	—

Total impaired loans	$24,236	$19,461	$15,770

Quarter-to-date interest income recognized on impaired loans	$143	$64	$41

Year-to-date interest income recognized on impaired loans	$161	$132	$41

Quarter-to-date foregone interest income on impaired loans	$451	$521	$426

Year-to-date foregone interest income on impaired loans	$923	$1,759	$652

The following table presents an analysis of information pertaining to purchased non-covered impaired loans as of June 30, 2015, December 31, 2014 and June 30, 2014:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$1,476	$309	$—	$309	$—	$254	$227
Real estate – construction & development	9,656	1,857	—	1,857	—	1,485	1,469
Real estate – commercial & farmland	17,043	13,691	—	13,691	—	11,753	11,366
Real estate – residential	12,992	8,285	—	8,285	—	7,982	7,718
Consumer installment loans	111	94	—	94	—	61	64

Total	$41,278	$24,236	$—	$24,236	$—	$21,535	$20,844

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$1,366	$175	$—	$175	$—	$277	$165
Real estate – construction & development	5,161	1,436	—	1,436	—	2,242	1,643
Real estate – commercial & farmland	15,007	10,588	—	10,588	—	11,148	7,484
Real estate – residential	12,283	7,191	—	7,191	—	8,447	7,084
Consumer installment loans	172	71	—	71	—	124	68

Total	$33,989	$19,461	$—	$19,461	$—	$22,238	$16,444

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$550	$143	$—	$143	$—	$130	$90
Real estate – construction & development	4,649	2,273	—	2,273	—	1,702	1,243
Real estate – commercial & farmland	9,848	6,647	—	6,647	—	6,738	5,043
Real estate – residential	10,598	6,658	—	6,658	—	6,933	6,175
Consumer installment loans	65	49	—	49	—	41	31

Total	$25,710	$15,770	$—	$15,770	$—	$15,544	$12,582

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in Thousands)
Nonaccrual loans	$28,871	$35,412	$46,138
Troubled debt restructurings not included above	17,500	22,619	9,221

Total impaired loans	$46,371	$58,031	$55,359

Quarter-to-date interest income recognized on impaired loans	$219	$443	$796

Year-to-date interest income recognized on impaired loans	$431	$2,057	$1,193

Quarter-to-date foregone interest income on impaired loans	$409	$571	$843

Year-to-date foregone interest income on impaired loans	$947	$3,123	$1,892

The following table presents an analysis of information pertaining to covered impaired loans as of June 30, 2015, December 31, 2014 and June 30, 2014:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$14,260	$7,951	$—	$7,951	$—	$8,869	$8,773
Real estate – construction & development	29,895	5,953	—	5,953	—	7,819	8,757
Real estate – commercial & farmland	37,426	17,970	—	17,970	—	21,795	21,418
Real estate – residential	18,226	14,402	—	14,402	—	16,600	17,084
Consumer installment loans	125	95	—	95	—	99	97

Total	$99,932	$46,371	$—	$46,371	$—	$55,179	$56,129

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$14,385	$8,582	$—	$8,582	$—	$8,525	$9,325
Real estate – construction & development	27,289	10,638	—	10,638	—	11,279	13,935
Real estate – commercial & farmland	31,309	20,663	—	20,663	—	21,890	28,057
Real estate – residential	22,860	18,054	—	18,054	—	18,242	20,776
Consumer installment loans	124	94	—	94	—	100	160

Total	$95,967	$58,031	$—	$58,031	$—	$60,036	$72,253

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2014:
Commercial, financial & agricultural	$14,694	$12,266	$—	$12,266	$—	$11,153	$9,858
Real estate – construction & development	12,921	11,048	—	11,048	—	14,541	15,706
Real estate – commercial & farmland	27,742	24,007	—	24,007	—	27,877	32,167
Real estate – residential	21,874	19,793	—	19,793	—	21,199	22,465
Consumer installment loans	161	127	—	127	—	130	200

Total	$77,392	$67,241	$—	$67,241	$—	$74,899	$80,397

Credit Quality Indicators

The Company uses a nine category risk grading system to assign a risk grade to each loan in the portfolio. Every loan is assigned a risk rating, with the exception of credit card receivables and overdraft protection loans, which are treated as pools for risk-rating purposes. Relationships greater than $1.0 million and a sample of relationships greater than $250,000 are reviewed annually by the Bank’s independent internal loan review department or an independent third party loan review firm. The following is a description of the general characteristics of the grades:

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

Grade 40 – Substandard – This grade represents loans which are inadequately protected by the current credit quality and paying capacity of the borrower or of the collateral pledged, if any. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses or questionable collateral values.

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of June 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$173,795	$268	$150	$1,606	$6,114	$—	$181,933
15	25,447	3,402	127,090	85,812	1,319	—	243,070
20	96,169	47,207	592,636	334,999	17,833	15,903	1,104,747
23	635	8,071	11,984	6,655	55	—	27,400
25	69,304	140,119	248,227	83,207	3,807	—	544,664
30	2,566	2,510	11,088	8,612	244	—	25,020
40	5,286	3,442	19,020	16,310	708	—	44,766
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$373,202	$205,019	$1,010,195	$537,201	$30,080	$15,903	$2,171,600

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$121,355	$268	$155	$226	$6,573	$—	$128,577
15	25,318	4,010	128,170	59,301	1,005	—	217,804
20	100,599	47,541	511,198	256,758	17,544	14,308	947,948
23	56	8,933	10,507	9,672	37	—	29,205
25	62,519	93,514	224,464	102,998	4,692	—	488,187
30	3,758	1,474	13,035	7,459	257	—	25,983
40	6,049	5,767	19,995	19,692	673	—	52,176
50	—	—	—	—	1	—	1
60	—	—	—	—	—	—	—

Total	$319,654	$161,507	$907,524	$456,106	$30,782	$14,308	$1,889,881

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of June 30, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$103,726	$—	$255	$505	$6,356	$—	$110,842
15	24,620	4,678	141,846	54,388	1,120	—	226,652
20	102,278	48,008	460,715	226,149	17,714	11,492	866,356
23	123	9,215	9,318	9,479	294	—	28,429
25	65,882	77,973	197,381	103,846	5,281	—	450,363
30	4,004	2,680	12,914	13,568	194	—	33,360
40	3,955	6,792	27,571	14,786	943	—	54,047
50	—	—	—	10	—	—	10
60	—	—	—	—	—	—	—

Total	$304,588	$149,346	$850,000	$422,731	$31,902	$11,492	$1,770,059

The following table presents the purchased non-covered loan portfolio by risk grade as of June 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$9,091	$—	$80	$—	$952	$—	$10,123
15	1,377	866	8,710	41,641	626	—	53,220
20	12,545	16,979	190,219	139,792	2,769	—	362,304
23	—	240	3,792	6,505	—	—	10,537
25	18,556	49,070	165,267	65,818	1,700	—	300,411
30	2,462	3,409	19,042	9,803	63	—	34,779
40	1,276	4,738	17,478	13,217	178	—	36,887
50	30	—	—	22	—	—	52
60	—	—	—	—	—	—	—

Total	$45,337	$75,302	$404,588	$276,798	$6,288	$—	$808,313

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$6,624	$—	$—	$290	$480	$—	$7,394
15	1,376	552	13,277	14,051	501	—	29,727
20	13,657	12,991	116,308	64,083	1,647	—	208,686
23	73	—	3,207	3,298	—	—	6,578
25	13,753	36,230	144,293	164,959	1,920	—	361,155
30	1,618	4,365	12,279	7,444	41	—	25,747
40	910	4,254	17,342	12,184	199	—	34,889
50	30	—	—	33	—	—	63
60	—	—	—	—	—	—	—

Total	$38,041	$58,362	$306,706	$266,342	$4,788	$—	$674,239

The following table presents the purchased non-covered loan portfolio by risk grade as of June 30, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$3,494	$—	$—	$293	$557	$—	$4,344
15	4,728	245	14,191	15,839	537	—	35,540
20	11,567	12,905	94,598	64,937	2,683	—	186,690
23	—	—	—	165	—	—	165
25	18,251	42,127	175,427	178,523	2,343	—	416,671
30	3,162	4,722	16,078	8,326	21	—	32,309
40	381	4,085	11,454	10,368	124	—	26,412
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$41,583	$64,084	$311,748	$278,451	$6,265	$—	$702,131

The following table presents the covered loan portfolio by risk grade as of June 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	—	488	125	—	—	613
20	580	1,218	17,382	12,571	43	—	31,794
23	68	—	5,255	6,083	—	—	11,406
25	4,089	8,142	60,682	30,870	37	—	103,820
30	4,923	2,409	4,165	5,730	—	—	17,227
40	8,006	3,233	23,800	9,603	96	—	44,738
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$17,666	$15,002	$111,772	$64,982	$176	$—	$209,598

The following table presents the covered loan portfolio by risk grade as of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	1	761	525	—	—	1,287
20	917	3,184	23,167	14,089	77	—	41,434
23	164	537	11,404	6,642	—	—	18,747
25	5,181	9,406	80,334	33,124	37	—	128,082
30	4,808	2,753	5,302	8,050	—	—	20,913
40	10,397	7,566	26,659	16,090	104	—	60,816
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$21,467	$23,447	$147,627	$78,520	$218	$—	$271,279

The following table presents the covered loan portfolio by risk grade as of June 30, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$—	$—	$—	$—	$—	$—	$—
15	—	2	822	629	—	—	1,453
20	1,133	5,524	33,050	17,143	68	—	56,918
23	124	555	15,528	5,557	—	—	21,764
25	6,569	9,251	94,504	36,507	40	—	146,871
30	4,398	4,802	9,959	8,326	2	—	27,487
40	12,985	11,466	34,780	17,356	170	—	76,757
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—

Total	$25,209	$31,600	$188,643	$85,518	$280	$—	$331,250

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2015 and 2014 totaling $54.8 million and $8.4 million, respectively, under such parameters.

As of June 30, 2015, December 31, 2014 and June 30, 2014, the Company had a balance of $14.0 million, $15.3 million and $21.1 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $1.6 million, $2.2 million and $3.0 million in previous charge-offs on such loans at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $210,000, $231,000 and $398,000 at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. At June 30, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ending June 30, 2015 and 2014, the Company modified loans as troubled debt restructurings, excluding purchased non-covered and covered loans, with principal balances of $782,000 and $1.7 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased non-covered and covered loans, which occurred during the six months ending June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$18	2	$16
Real estate – construction & development	2	16	4	235
Real estate – commercial & farmland	—	—	3	1,037
Real estate – residential	15	729	6	328
Consumer installment	5	19	11	46

Total	25	$782	26	$1,662

Troubled debt restructurings, excluding purchased non-covered and covered loans, with an outstanding balance of $2.2 million and $130,000 defaulted during the six months ended June 30, 2015 and 2014, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ending June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$35	—	$—
Real estate – construction & development	—	—	1	35
Real estate – commercial & farmland	5	1,274	—	—
Real estate – residential	10	884	2	72
Consumer installment	6	32	1	23

Total	23	$2,225	4	$130

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$278	5	$29
Real estate – construction & development	11	821	3	57
Real estate – commercial & farmland	17	6,617	3	598
Real estate – residential	49	4,702	15	783
Consumer installment	11	49	17	82

Total	94	$12,467	43	$1,549

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$290	2	$13
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	47	5,258	11	1,485
Consumer installment	11	55	11	73

Total	92	$12,759	32	$2,523

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$257	3	$465
Real estate – construction & development	12	2,080	2	32
Real estate – commercial & farmland	19	7,590	4	2,151
Real estate – residential	38	7,335	8	1,044
Consumer installment	14	75	5	51

Total	86	$17,337	22	$3,743

As of June 30, 2015 and December 31, 2014, the Company had a balance of $7.0 million and $1.2 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The Company did not have any troubled debt restructurings included in purchased non-covered loans at June 30, 2014. The Company has recorded $632,000 and $29,000 in previous charge-offs on such loans at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ending June 30, 2015, the Company modified purchased non-covered loans as troubled debt restructurings, with principal balances of $1.0 million, and these modifications did not have a material impact on the Company’s allowance for loan loss. The Company did not modify any purchased non-covered loans as troubled debt restructurings during the six months ended June 30, 2014. The Company transferred troubled debt restructurings with principal balances of $4.8 million from the covered loan category to the purchased non-covered loan category during the six months ended June 30, 2015 due to the expiration of the loss-sharing agreements. The following table presents the purchased non-covered loans by class modified as troubled debt restructurings, which occurred during the six months ending June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	—	—	—	—
Real estate – commercial & farmland	—	—	—	—
Real estate – residential	5	1,017	—	—
Consumer installment	1	5	—	—

Total	6	$1,022	—	$—

Troubled debt restructurings included in purchased non-covered loans with an outstanding balance of $65,000 defaulted during the six months ended June 30, 2015, and these defaults did not have a material impact on the Company’s allowance for loan loss. There were no troubled debt restructurings included in purchased non-covered loans that defaulted during the six months ended June 30, 2014. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ending June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	—	—	—	—
Real estate – commercial & farmland	—	—	—	—
Real estate – residential	1	65	—	—
Consumer installment	—	—	—	—

Total	1	$65	—	$—

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$1
Real estate – construction & development	3	374	—	—
Real estate – commercial & farmland	7	4,058	1	69
Real estate – residential	12	2,354	2	91
Consumer installment	2	6	2	5

Total	24	$6,792	6	$166

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	1	317	—	—
Real estate – commercial & farmland	1	346	—	—
Real estate – residential	6	547	1	25
Consumer installment	1	2	—	—

Total	9	$1,212	1	$25

As of June 30, 2015, December 31, 2014 and June 30, 2014, the Company had a balance of $19.6 million, $24.6 million and $23.7 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $42,000, $1.8 million and $1.5 million in previous charge-offs on such loans at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. At June 30, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ending June 30, 2015 and 2014, the Company modified covered loans as troubled debt restructurings with principal balances of $1.2 million and $2.6 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the covered loans by class modified as troubled debt restructurings, excluding purchased non-covered and covered loans, which occurred during the six months ending June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	—	$—
Real estate – construction & development	2	34	2	28
Real estate – commercial & farmland	4	796	5	1,024
Real estate – residential	6	376	24	1,525
Consumer installment	2	5	—	—

Total	15	$1,212	31	$2,577

Troubled debt restructurings of covered loans with an outstanding balance of $297,000 and $1.1 million defaulted during the six months ended June 30, 2015 and 2014, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ending June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	—	—	—	—
Real estate – commercial & farmland	1	21	1	71
Real estate – residential	5	276	13	1,010
Consumer installment	—	—	—	—

Total	6	$297	14	$1,081

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$3	2	$0
Real estate – construction & development	3	2,832	1	13
Real estate – commercial & farmland	11	3,973	3	1,105
Real estate – residential	95	10,690	14	941
Consumer installment	1	2	—	—

Total	111	$17,500	20	$2,059

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$40	2	$—
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	14	8,079	5	1,082
Real estate – residential	96	11,460	8	831
Consumer installment	1	3	—	—

Total	117	$22,619	17	$1,942

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$12	4	$27
Real estate – construction & development	4	3,020	5	74
Real estate – commercial & farmland	13	6,979	7	1,388
Real estate – residential	92	11,091	16	1,070
Consumer installment	—	—	1	4

Total	110	$21,102	33	$2,563

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

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of certain mortgage loans serviced at a third party, mortgage warehouse lines and overdraft protection loans, which are treated as pools for risk-rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor to be applied to the loan balance to determine the adequate amount of reserve. All relationships greater than $1.0 million and a sample of relationships greater than $250,000 are reviewed annually by the Bank’s independent internal loan review department or an independent third party loan review firm. As a result of these loan reviews, certain loans may be identified as having deteriorating credit quality. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the independent internal loan review department.

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate – residential	Consumer installment loans and Other	Purchased non- covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Three months ended June 30, 2015:
Balance, March 31, 2015	$1,399	$5,311	$8,770	$5,008	$1,364	$—	$—	$21,852
Provision for loan losses	322	40	756	234	448	121	735	2,656
Loans charged off	(410)	(263)	(1,162)	(464)	(153)	(240)	(850)	(3,542)
Recoveries of loans previously charged off	115	277	17	27	22	119	115	692

Balance, June 30, 2015	$1,426	$5,365	$8,381	$4,805	$1,681	$—	$—	$21,658

Six months ended June 30, 2015:
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$—	$—	$21,157
Provision for loan losses	(176)	387	700	1,324	665	(311)	1,136	3,725
Loans charged off	(802)	(360)	(1,174)	(732)	(239)	(470)	(1,413)	(5,190)
Recoveries of loans previously charged off	400	308	32	84	84	781	277	1,966

Balance, June 30, 2015	$1,426	$5,365	$8,381	$4,805	$1,681	$—	$—	$21,658

Period-end amount allocated to:
Loans individually evaluated for impairment	$450	$414	$1,242	$1,786	$—	$—	$—	$3,892
Loans collectively evaluated for impairment	976	4,951	7,139	3,019	1,681	—	—	17,766

Ending balance	$1,426	$5,365	$8,381	$4,805	$1,681	$—	$—	$21,658

Loans:
Individually evaluated for impairment	$3,351	$1,437	$15,028	$8,069	$—	$—	$—	$27,885
Collectively evaluated for impairment	369,851	203,582	995,167	529,132	45,983	698,068	91,188	2,932,971
Acquired with deteriorated credit quality	—	—	—	—	—	110,245	118,410	228,655
Loan pools collectively evaluated for impairment	—	—	—	—	—	268,984	—	268,984

Ending balance	$373,202	$205,019	$1,010,195	$537,201	$45,983	$1,077,297	$209,598	$3,458,495

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate – residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Three months ended December 31, 2014:
Balance, September 30, 2014	$2,581	$5,294	$8,632	$5,407	$298	$—	$—	$22,212
Provision for loan losses	(200)	(239)	1,133	(981)	937	80	158	888
Loans charged off	(468)	(74)	(1,033)	(368)	(128)	(80)	(337)	(2,488)
Recoveries of loans previously charged off	91	49	91	71	64	—	179	545

Balance, December 31, 2014	$2,004	$5,030	$8,823	$4,129	$1,171	$—	$—	$21,157

Twelve months ended December 31, 2014:
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$—	$—	$22,377
Provision for loan losses	1,427	(265)	3,444	(452)	567	84	843	5,648
Loans charged off	(1,567)	(592)	(3,288)	(1,707)	(471)	(84)	(1,851)	(9,560)
Recoveries of loans previously charged off	321	349	274	254	486	—	1,008	2,692

Balance, December 31, 2014	$2,004	$5,030	$8,823	$4,129	$1,171	$—	$—	$21,157

Period-end amount allocated to:
Loans individually evaluated for impairment	$375	$743	$1,861	$911	$—	$—	$—	$3,890
Loans collectively evaluated for impairment	1,629	4,287	6,962	3,218	1,171	—	—	17,267

Ending balance	$2,004	$5,030	$8,823	$4,129	$1,171	$—	$—	$21,157

Loans:
Individually evaluated for impairment	$490	$3,709	$14,546	$8,904	$—	$—	$—	$27,649
Collectively evaluated for impairment	319,164	157,798	892,978	447,202	45,090	579,172	122,248	2,563,652
Acquired with deteriorated credit quality	—	—	—	—	—	95,067	149,031	244,098

Ending balance	$319,654	$161,507	$907,524	$456,106	$45,090	$674,239	$271,279	$2,835,399

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate – residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Three months ended June 30, 2014:
Balance, March 31, 2014	$2,219	$5,918	$8,625	$5,280	$702	$—	$—	$22,744
Provision for loan losses	(3)	(426)	452	590	384	—	368	1,365
Loans charged off	(165)	(157)	(769)	(752)	(130)	—	(641)	(2,614)
Recoveries of loans previously charged off	134	96	9	48	199	—	273	759

Balance, June 30, 2014	$2,185	$5,431	$8,317	$5,166	$1,155	$—	$—	$22,254

Six months ended June 30, 2014:
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$—	$—	$22,377
Provision for loan losses	1,087	(89)	1,074	(66)	492	—	593	3,091
Loans charged off	(908)	(222)	(1,302)	(933)	(214)	—	(1,139)	(4,718)
Recoveries of loans previously charged off	183	204	152	131	288	—	546	1,504

Balance, June 30, 2014	$2,185	$5,431	$8,317	$5,166	$1,155	$—	$—	$22,254

Period-end amount allocated to:
Loans individually evaluated for impairment	$282	$710	$1,652	$801	$—	$—	$—	$3,445
Loans collectively evaluated for impairment	1,903	4,721	6,665	4,365	1,155	—	—	18,809

Ending balance	$2,185	$5,431	$8,317	$5,166	$1,155	$—	$—	$22,254

Loans:
Individually evaluated for impairment	$855	$3,264	$16,865	$11,538	$—	$—	$—	$32,522
Collectively evaluated for impairment	303,733	146,082	833,135	411,193	43,394	608,874	152,620	2,499,031
Acquired with deteriorated credit quality	—	—	—	—	—	93,257	178,630	271,887

Ending balance	$304,588	$149,346	$850,000	$422,731	$43,394	$702,131	$331,250	$2,803,440

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

The determination of the initial fair values of loans at the acquisition date and the initial fair values of the related FDIC indemnification assets involves a high degree of judgment and complexity. The carrying values of the acquired loans and the FDIC indemnification assets reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Company realizes on these assets could differ materially from the carrying values reflected in the financial statements included in this report, based upon the timing and amount of collections on the acquired loans in future periods. Because of the loss-sharing agreements with the FDIC on these assets, the Company does not expect to incur any significant losses. The Company’s FDIC-assisted acquisition of MBT did not include a loss-sharing agreement. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification assets will generally be affected in an offsetting manner due to the loss-sharing support from the FDIC.

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

At June 30, 2015, the Company’s FDIC loss-sharing receivable totaled $15.0 million, which is comprised of $13.4 million in indemnification asset (for reimbursements associated with anticipated losses in future quarters) and $8.9 million in current charge-offs and expenses already incurred but not yet submitted for reimbursement, less the accrued clawback liability of $7.3 million.

The following table summarizes components of all covered assets at June 30, 2015, December 31, 2014 and June 30, 2014 and their origin:

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of June 30, 2015:
AUB	$—	$—	$—	$—	$—	$—	$—	$187
USB	3,883	18	3,865	165	—	165	4,030	(1,232)
SCB	5,318	209	5,109	95	—	95	5,204	1,300
FBJ	17,708	1,286	16,422	815	121	694	17,116	1,227
DBT	46,269	3,667	42,602	5,216	700	4,516	47,118	2,126
TBC	19,609	515	19,094	1,480	116	1,364	20,458	521
HTB	47,176	4,127	43,049	3,085	955	2,130	45,179	4,806
OGB	34,218	2,192	32,026	442	—	442	32,468	1,856
CBG	52,259	4,828	47,431	3,559	339	3,220	50,651	4,166

Total	$226,440	$16,842	$209,598	$14,857	$2,231	$12,626	$222,224	$14,957

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of December 31, 2014:
AUB	$—	$—	$—	$—	$—	$—	$—	$188
USB	4,350	150	4,200	165	—	165	4,365	(1,197)
SCB	26,686	602	26,084	2,849	389	2,460	28,544	1,828
FBJ	21,243	1,825	19,418	632	—	632	20,050	1,885
DBT	64,338	6,437	57,901	6,655	514	6,141	64,042	6,860
TBC	23,487	1,117	22,370	2,388	367	2,021	24,391	3,287
HTB	52,699	5,120	47,579	3,670	1,283	2,387	49,966	6,459
OGB	42,971	3,785	39,186	2,244	39	2,205	41,391	3,906
CBG	60,950	6,409	54,541	4,805	909	3,896	58,437	8,135

Total	$296,724	$25,445	$271,279	$23,408	$3,501	$19,907	$291,186	$31,351

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset
As of June 30, 2014:
AUB	$9,106	$133	$8,973	$1,690	$—	$1,690	$10,663	$1,676
USB	14,030	805	13,225	2,927	62	2,865	16,090	920
SCB	30,545	954	29,591	3,332	308	3,024	32,615	3,073
FBJ	23,264	2,696	20,568	1,734	135	1,599	22,167	2,752
DBT	81,700	8,774	72,926	12,766	913	11,853	84,779	10,119
TBC	28,363	1,853	26,510	4,493	758	3,735	30,245	3,543
HTB	59,267	6,535	52,732	4,130	1,349	2,781	55,513	9,000
OGB	49,501	4,937	44,564	7,964	2,984	4,980	49,544	7,268
CBG	71,959	9,798	62,161	7,432	1,533	5,899	68,060	10,829

Total	$367,735	$36,485	$331,250	$46,468	$8,042	$38,426	$369,676	$49,180

A rollforward of acquired covered loans for the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014 is shown below:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Balance, January 1	$271,279	$390,237	$390,237
Charge-offs	(7,065)	(9,255)	(5,694)
Accretion	6,251	22,188	13,330
Transfer to covered other real estate owned	(6,534)	(13,650)	(9,083)
Transfer to purchased, non-covered loans due to loss-share expiration	(15,462)	(15,475)	—
Payments received	(38,871)	(102,996)	(57,540)
Other	—	230	—

Ending balance	$209,598	$271,279	$331,250

The following is a summary of changes in the accretable discounts of acquired loans during the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Balance, January 1	$15,578	$25,493	$25,493
Accretion	(6,251)	(22,188)	(15,432)
Transfer to purchased, non-covered loans due to loss-share expiration	(84)	—	—
Transfers between non-accretable and accretable discounts, net	2,817	12,273	5,850

Ending balance	$12,060	$15,578	$15,911

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of June 30, 2015, December 31, 2014 and June 30, 2014, the Company has recorded a clawback liability of $7.3 million, $6.2 million and $5.2 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-share agreement. Changes in the FDIC shared-loss receivable for the six months ended June 30, 2015, for the year ended December 31, 2014 and for the six months ended June 30, 2014 are as follows:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Beginning balance, January 1	$31,351	$65,441	$65,441
Payments received from FDIC	(12,539)	(22,494)	(10,576)
Accretion (amortization)	(5,393)	(18,449)	(11,390)
Changes in clawback liability	(1,057)	(1,222)	(228)
Increase in receivable due to:
Charge-offs on covered loans	1,955	3,372	2,372
Write downs of covered other real estate	2,206	4,771	2,090
Reimbursable expenses on covered assets	1,866	1,078	2,248
Other activity, net	(3,432)	(1,146)	(777)

Ending balance	$14,957	$31,351	$49,180

NOTE 6. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Beginning balance, January 1	$33,160	$33,351	$33,351
Loans transferred to other real estate owned	8,636	11,972	6,400
Net gains (losses) on sale and write-downs	(9,449)	(4,585)	(1,523)
Sales proceeds	(9,780)	(7,578)	(2,855)

Ending balance	$22,567	$33,160	$35,373

The following is a summary of the activity in purchased, non-covered other real estate owned during the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Beginning balance, January 1	$15,585	$4,276	$4,276
Loans transferred to other real estate owned	2,039	4,160	1,425
Acquired in acquisitions	2,189	8,864	11,464
Transfer from covered other real estate owned due to loss-share expiration	75	1,226	—
Net gains (losses) on sale and write-downs	182	828	61
Sales proceeds	(6,958)	(3,769)	(628)

Ending balance	$13,112	$15,585	$16,598

The following is a summary of the activity in covered other real estate owned during the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Beginning balance, January 1	$19,907	$45,893	$45,893
Loans transferred to other real estate owned	6,534	13,650	9,083
Transfer from covered other real estate owned due to loss-share expiration	(75)	(1,226)	—
Net gains (losses) on sale and write-downs	(2,758)	(5,965)	(2,613)
Sales proceeds	(10,982)	(32,445)	(13,937)

Ending balance	$12,626	$19,907	$38,426

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At June 30, 2015, December 31, 2014 and June 30, 2014, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at June 30, 2015, December 31, 2014 and June 30, 2014:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Securities sold under agreements to repurchase	$75,066	$73,310	$51,109

Total	$75,066	$73,310	$51,109

At June 30, 2015, December 31, 2014 and June 30, 2014, the investment securities underlying these agreements were all mortgage-backed securities.

NOTE 8 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At June 30, 2015, December 31, 2014 and June 30, 2014, there were $39.0 million, $78.9 million and $100.3 million, respectively, outstanding borrowings with the Company’s correspondent banks. Other borrowings consist of the following:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Daily Rate Credit from Federal Home Loan Bank with a fixed interest rate of 0.36%	$—	$35,000	$40,000
Advance from Federal Home Loan Bank with a fixed interest rate of 0.20%, due July 2, 2014	—	—	5,000
Advance from Federal Home Loan Bank with a fixed interest rate of 0.21%, due July 16, 2014	—	—	5,000
Advance from Federal Home Loan Bank with a fixed interest rate of 0.19%, due July 23, 2014	—	—	3,000
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 3.50% (3.78% at June 30, 2015 and 3.73% at December 31, 2014) due in August 2016, secured by subsidiary bank stock	24,000	24,000	—
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 4.00% (4.23% at June 30, 2014) due in August 2016, secured by subsidiary bank stock	—	—	22,500
Advance from correspondent bank with a fixed interest rate of 4.50%, due November 27, 2017, secured by subsidiary bank loan receivable	—	4,881	4,936
Subordinated debt issued by Prosperity Bank due June 2016 with an interest rate of 90-day LIBOR plus 1.60% (1.84% at June 30, 2014)	—	—	5,000
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (2.04% at June 30, 2015, 1.99% at December 31, 2014 and 1.98% at June 30, 2014)	15,000	15,000	14,857

Total	$39,000	$78,881	$100,293

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2015, $297.5 million was available for borrowing on lines with the FHLB.

As of June 30, 2015, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $65 million.

The Company also participates in the Federal Reserve discount window borrowings. At June 30, 2015, the Company had $633.1 million of loans pledged at the Federal Reserve discount window and had $441.6 million available for borrowing.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commitments to extend credit	$431,678	$293,517	$243,163
Unused lines of credit	$51,834	$49,567	$41,908
Financial standby letters of credit	$10,535	$9,683	$8,392
Mortgage interest rate lock commitments	$91,977	$38,868	$70,854

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability. The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million. The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower. As of June 30, 2015, the Company believes that it has valid bases in law and fact to overturn on appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of June 30, 2015 and 2014:

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$508	$5,590	$6,098
Reclassification for gains included in net income	—	(14)	(14)
Current year changes	(131)	(2,881)	(3,012)

Balance, June 30, 2015	$377	$2,695	$3,072

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$1,397	$(1,691)	$(294)
Reclassification for gains included in net income	—	(4)	(4)
Current year changes	(638)	5,059	4,421

Balance, June 30, 2014	$759	$3,364	$4,123

NOTE 11 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Share Data in Thousands)		(Share Data in Thousands)
Basic shares outstanding	32,184	25,181	31,318	25,163
Plus: Dilutive effect of ISOs	116	120	115	118
Plus: Dilutive effect of Restricted grants	220	271	220	271

Diluted shares outstanding	32,520	25,572	31,653	25,552

For the three-month periods ended June 30, 2015 and 2014, the Company has excluded 5,000 and 119,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive. For the six-month periods ended June 30, 2015 and 2014, the Company has excluded 5,000 and 120,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of earnings and comprehensive income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $3.2 million and $2.3 million resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2015 and 2014, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking activity” in the Consolidated Statements of Earnings and Comprehensive Income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2015, December 31, 2014 and June 30, 2014:

	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in Thousands)
Aggregate Fair Value of Mortgage Loans held for sale	$108,829	$94,759	$81,491
Aggregate Unpaid Principal Balance	$105,184	$90,418	$78,395
Past due loans of 90 days or more	$—	$—	$—
Nonaccrual loans	$—	$—	$—

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

Other Real Estate Owned: The fair value of other real estate owned (“OREO”) is determined using certified appraisals, internal evaluations and broker price opinions that value the property at its highest and best uses by applying traditional valuation methods common to the industry. The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale. In most cases, management has determined that additional write-downs are required beyond what is calculable from the appraisal to carry the property at levels that would attract buyers. Because this additional write-down is not based on observable inputs, management has determined that other real estate owned should be classified as Level 3.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of June 30, 2015, December 31, 2014 and June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2015, December 31, 2014 and June 30, 2014 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of June 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,746	$—	$14,746	$—
State, county and municipal securities	167,372	—	167,372	—
Corporate debt securities	12,836	—	10,336	2,500
Mortgage-backed securities	667,200	—	667,200	—
Mortgage loans held for sale	108,829	—	108,829	—
Mortgage banking derivative instruments	3,775	—	3,775	—

Total recurring assets at fair value	$974,758	$—	$972,258	$2,500

Derivative financial instruments	$1,306	$—	$1,306	$—

Total recurring liabilities at fair value	$1,306	$—	$1,306	$—

	Fair Value Measurements on a Recurring Basis As of December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,678	$—	$14,678	$—
State, county and municipal securities	141,375	—	141,375	—
Corporate debt securities	11,040	—	8,540	2,500
Mortgage-backed securities	374,712	8,248	366,464	—
Mortgage loans held for sale	94,759	—	94,759	—
Mortgage banking derivative instruments	1,757	—	1,757	—

Total recurring assets at fair value	$638,321	$8,248	$627,573	$2,500

Derivative financial instruments	$1,315	$—	$1,315	$—
Mortgage banking derivative instruments	249	—	249	—

Total recurring liabilities at fair value	$1,564	$—	$1,564	$—

	Fair Value Measurements on a Recurring Basis As of June 30, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agencies	$14,445	$—	$14,445	$—
State, county and municipal securities	145,780	—	145,780	—
Corporate debt securities	10,958	—	8,958	2,000
Mortgage-backed securities	364,447	—	364,447	—
Mortgage loans held for sale	81,491	—	81,491	—
Mortgage banking derivative instruments	2,625	—	2,625	—

Total recurring assets at fair value	$619,746	$—	$617,746	$2,000

Derivative financial instruments	$1,142	$—	$1,142	$—

Total recurring liabilities at fair value	$1,142	$—	$1,142	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2015, December 31, 2014 and June 30, 2014 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$29,228	$—	$—	$29,228
Other real estate owned	11,069	—	—	11,069
Purchased, non-covered other real estate owned	13,112	—	—	13,112
Covered other real estate owned	12,626	—	—	12,626

Total nonrecurring assets at fair value	$54,966	$—	$—	$54,966

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$30,479	$—	$—	$30,479
Purchased, non-covered other real estate owned	15,585	—	—	15,585
Covered other real estate owned	19,907	—	—	19,907

Total nonrecurring assets at fair value	$65,971	$—	$—	$65,971

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$35,829	$—	$—	$35,829
Purchased, non-covered other real estate owned	16,598	—	—	16,598
Covered other real estate owned	38,426	—	—	38,426

Total nonrecurring assets at fair value	$90,853	$—	$—	$90,853

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

For the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of June 30, 2015
Nonrecurring:
Impaired loans	$29,228	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	4% - 75%	24%
Other real estate owned	$11,069	Third party appraisals, Sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	10%	10%
Purchased non-covered other real estate owned	$13,112	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 85%	19%
Covered other real estate owned	$12,626	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 70%	12%
Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%
As of December 31, 2014
Nonrecurring:
Impaired loans	$30,479	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	20%
Purchased non-covered real estate owned	$15,585	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 96%	20%
Covered real estate owned	$19,907	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 90%	11%
Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%
As of June 30, 2014
Nonrecurring:
Impaired loans	$35,289	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	4% - 90%	27%
Purchased non-covered real estate owned	$16,598	Third party appraisals	Collateral discounts and estimated costs to sell	21% - 70%	23%
Covered real estate owned	$38,426	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 90%	11%
Recurring:
Investment securities available for sale	$2,000	Discounted par values	Credit quality of underlying issuer	0%	0%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at June 30, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$115,413	$115,413	$—	$—	$115,413
Federal funds sold and interest-bearing accounts	239,804	239,804	—	—	239,804
Loans, net	3,407,609	—	—	3,428,008	3,428,008
FDIC loss-share receivable	14,957	—	—	5,295	5,295
Accrued interest receivable	17,648	17,648	—	—	17,648
Financial liabilities:
Deposits	$4,511,547	$—	$4,513,218	$—	$4,513,218
Securities sold under agreements to repurchase	75,066	75,066	—	—	75,066
Other borrowings	39,000	—	39,000	—	39,000
Accrued interest payable	1,239	1,239	—	—	1,239
Subordinated deferrable interest debentures	69,325	—	50,924	—	50,924

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$78,026	$78,026	$—	$—	$78,026
Federal funds sold and interest-bearing accounts	92,323	92,323	—	—	92,323
Loans, net	2,783,763	—	—	2,785,627	2,785,627
FDIC loss-share receivable	31,351	—	—	18,764	18,764
Accrued interest receivable	17,023	17,023	—	—	17,023
Financial liabilities:
Deposits	$3,431,149	$—	$3,432,059	$—	$3,432,059
Securities sold under agreements to repurchase	73,310	73,310	—	—	73,310
Other borrowings	78,881	—	78,881	—	78,881
Accrued interest payable	1,382	1,382	—	—	1,382
Subordinated deferrable interest debentures	65,325	—	46,564	—	46,564

		Fair Value Measurements at June 30, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$80,986	$80,986	$—	$—	$80,986
Federal funds sold and interest-bearing accounts	44,800	44,800	—	—	44,800
Loans, net	2,745,897	—	—	2,754,953	2,754,953
FDIC loss-share receivable	49,180	—	—	36,182	36,182
Accrued interest receivable	15,711	15,711	—	—	15,711
Financial liabilities:
Deposits	$3,389,035	$—	$3,389,880	$—	$3,389,880
Securities sold under agreements to repurchase	51,109	51,109	—	—	51,109
Other borrowings	100,293	—	100,293	—	100,293
Accrued interest payable	1,423	1,423	—	—	1,423
Subordinated deferrable interest debentures	64,842	—	45,864	—	45,864

NOTE 13 – SEGMENT REPORTING

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$36,806	$1,979	$1,179	$724	$40,688
Provision for loan losses	2,456	200	—	—	2,656
Noninterest income	9,262	9,095	383	1,886	20,626
Noninterest expense
Salaries and employee benefits	15,675	5,592	99	1,099	22,465
Equipment and occupancy expenses	4,376	396	1	36	4,809
Data processing and telecommunications expenses	3,913	279	20	2	4,214
Other expenses	24,048	1,150	19	159	25,376

Total noninterest expense	48,012	7,417	139	1,296	56,864

Income (loss) before income tax expense (benefit)	(4,400)	3,457	1,423	1,314	1,794
Income tax expense (benefit)	(1,682)	1,210	498	460	486

Net income (loss)	(2,718)	2,247	925	854	1,308
Less preferred stock dividends	—	—	—	—	—

Net income (loss) available to common shareholders	$(2,718)	$2,247	$925	$854	$1,308

Total assets	$4,823,335	$235,067	$82,913	$64,419	$5,205,734
Intangible assets	$106,556	$—	$—	$—	$106,556

	Three Months Ended June 30, 2014
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$33,345	$972	$367	$580	$35,264
Provision for loan losses	1,365	—	—	—	1,365
Noninterest income	7,449	6,836	166	1,368	15,819
Noninterest expense
Salaries and employee benefits	12,509	3,881	56	496	16,942
Equipment and occupancy expenses	3,752	300	—	19	4,071
Data processing and telecommunications expenses	3,590	329	14	7	3,940
Other expenses	10,753	1,233	79	300	12,365

Total noninterest expense	30,604	5,743	149	822	37,318

Income before income tax expense	8,825	2,065	384	1,126	12,400
Income tax expense	3,019	723	134	394	4,270

Net income	5,806	1,342	250	732	8,130
Less preferred stock dividends	—	—	—	—	—

Net income available to common shareholders	$5,806	$1,342	$250	$732	$8,130

Total assets	$3,744,089	$131,275	$44,010	$53,761	$3,973,135
Intangible assets	$68,715	$—	$—	$—	$68,715

The following tables present selected financial information with respect to the Company’s reportable business segments for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$72,645	$3,524	$2,014	$1,337	$79,520
Provision for loan losses	3,383	342	—	—	3,725
Noninterest income	18,042	16,705	656	2,798	38,201
Noninterest expense
Salaries and employee benefits	31,037	10,119	226	1,715	43,097
Equipment and occupancy expenses	8,520	776	3	64	9,363
Data processing and telecommunications expenses	7,924	491	53	6	8,474
Other expenses	34,404	2,082	55	216	36,757

Total noninterest expense	81,885	13,468	337	2,001	97,691

Income (loss) before income tax expense (benefit)	5,419	6,419	2,333	2,134	16,305
Income tax expense (benefit)	1,423	2,246	817	747	5,233

Net income (loss)	3,996	4,173	1,516	1,387	11,072
Less preferred stock dividends	—	—	—	—	—

Net income (loss) available to common shareholders	$3,996	$4,173	$1,516	$1,387	$11,072

	Six Months Ended June 30, 2014
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$66,273	$1,886	$553	$1,036	$69,748
Provision for loan losses	3,091	—	—	—	3,091
Noninterest income	14,810	11,916	250	1,597	28,573
Noninterest expense
Salaries and employee benefits	26,086	7,403	102	745	34,336
Equipment and occupancy expenses	7,501	601	1	32	8,135
Data processing and telecommunications expenses	6,916	443	22	13	7,394
Other expenses	18,133	2,008	119	432	20,692

Total noninterest expense	58,636	10,455	244	1,222	70,557

Income before income tax expense	19,356	3,347	559	1,411	24,673
Income tax expense	6,332	1,171	196	494	8,193

Net income	13,024	2,176	363	917	16,480
Less preferred stock dividends	286	—	—	—	286

Net income available to common shareholders	$12,738	$2,176	$363	$917	$16,194

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2015, as compared with December 31, 2014, and operating results for the three- and six-month periods ended June 30, 2015 and 2014. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share data, taxable equivalent) Results of Operations:	Second Quarter 2015	First Quarter 2015	Fourth Quarter 2014	Third Quarter 2014	Second Quarter 2014	For Six Months Ended
						June 30, 2015	June 30, 2014
Net interest income	$40,688	$38,832	$41,006	$39,132	$35,264	$79,520	$69,748
Net interest income (tax equivalent)	41,267	39,323	41,498	39,608	35,626	80,590	70,434
Provision for loan losses	2,656	1,069	888	1,669	1,365	3,725	3,091
Non-interest income	20,626	17,575	16,362	17,901	15,819	38,201	28,573
Non-interest expense	56,864	40,827	41,733	38,579	37,318	97,691	70,557
Income tax expense	486	4,747	4,167	5,122	4,270	5,233	8,193
Preferred stock dividends	—	—	—	—	—	—	286
Net income available to common shareholders	1,308	9,764	10,580	11,663	8,130	11,072	16,194
Selected Average Balances:
Mortgage loans held for sale	$81,823	$75,831	$97,406	$83,751	$54,517	$75,281	$51,884
Loans, net of unearned income	2,111,507	1,911,601	1,871,618	1,795,059	1,706,564	2,005,416	1,673,493
Purchased non-covered loans	671,705	650,331	659,472	688,452	433,249	666,685	437,068
Purchased loan pools	17,308	—	—	—	—	8,702	—
Covered loans	246,422	262,693	299,981	324,498	354,766	259,157	367,045
Investment securities	680,426	566,601	533,872	525,739	468,129	623,828	465,252
Earning assets	3,999,148	3,630,843	3,545,088	3,489,563	3,075,204	3,816,013	3,081,909
Assets	4,464,558	4,079,750	4,011,128	3,969,893	3,494,466	4,273,217	3,507,952
Deposits	3,770,253	3,432,127	3,427,251	3,382,810	3,010,142	3,602,123	2,992,821
Common shareholders’ equity	491,959	452,132	362,659	350,733	309,696	472,652	304,222
Period-End Balances:
Mortgage loans held for sale	$108,829	$73,796	$94,759	$110,059	$81,491	$108,829	$81,491
Loans, net of unearned income	2,171,600	1,999,420	1,889,881	1,848,759	1,770,059	2,171,600	1,770,059
Purchased non-covered loans	808,313	643,092	674,239	673,724	702,131	808,313	702,131
Purchased loan pools	268,984	—	—	—	—	268,984	—
Covered loans	209,598	245,745	271,279	313,589	331,250	209,598	331,250
Earning assets	4,669,282	3,698,540	3,564,286	3,515,805	3,465,361	4,669,282	3,465,361
Total assets	5,205,734	4,152,904	4,037,077	3,999,408	3,973,135	5,205,734	3,973,135
Total deposits	4,511,547	3,480,231	3,431,149	3,373,119	3,389,035	4,511,547	3,389,035
Common shareholders’ equity	486,770	489,783	366,028	353,830	343,399	486,770	343,399
Per Common Share Data:
Earnings per share—basic	$0.04	$0.32	$0.40	$0.44	$0.32	$0.35	$0.64
Earnings per share—diluted	0.04	0.32	0.39	0.43	0.32	0.35	0.63
Common book value per share	15.12	15.22	13.67	13.22	12.83	15.12	12.83
End of period shares outstanding	32,195,089	32,182,143	26,773,863	26,774,402	26,771,821	32,195,089	26,771,821
Weighted average shares outstanding
Basic	32,184,355	30,442,998	26,771,636	26,773,033	25,180,665	31,318,487	25,162,604
Diluted	32,520,453	30,796,148	27,090,293	27,160,886	25,572,405	31,652,557	25,552,469
Market Price:
High closing price	$26.87	$26.55	$26.48	$24.04	$23.90	26.87	24.00
Low closing price	24.73	22.75	21.95	21.00	19.73	22.75	19.73
Closing price for quarter	25.29	26.39	25.64	21.95	21.56	25.29	21.56
Average daily trading volume	107,413	105,152	111,473	79,377	79,038	106,301	90,963
Cash dividend per share	0.05	0.05	0.05	0.05	0.05	0.10	0.05
Closing price to book value	1.67	1.73	1.88	1.66	1.68	1.67	1.68
Performance Ratios:
Return on average assets	0.12%	0.97%	1.05%	1.17%	0.93%	0.52%	0.95%
Return on average common equity	1.07%	8.76%	11.57%	13.19%	10.53%	4.54%	11.32%
Average loans to average deposits	82.53%	84.51%	85.45%	85.48%	84.68%	83.47%	84.52%
Average equity to average assets	11.02%	11.08%	9.04%	8.83%	8.86%	11.06%	8.67%
Net interest margin (tax equivalent)	4.14%	4.39%	4.64%	4.50%	4.65%	4.26%	4.61%
Efficiency ratio (tax equivalent)	92.74%	72.38%	72.75%	67.64%	73.05%	82.99%	71.76%

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $1.3 million, or $0.04 per diluted share, for the quarter ended June 30, 2015, compared with $8.1 million, or $0.32 per diluted share, for the same period in 2014. The Company’s return on average assets and average shareholders’ equity of 0.12% and 1.07%, respectively, in the second quarter of 2015, compared with 0.93% and 10.53%, respectively, in the second quarter of 2014. During the second quarter of 2015, the Company completed the acquisition of Merchants and completed the acquisition and data conversion of 18 additional branches in South Georgia and North Florida from Bank of America. The Company recorded approximately $3.7 million of after-tax merger related charges from these acquisitions. Additionally, during the second quarter of 2015, the Company recorded $7.3 million of after-tax OREO write-downs and other credit-related resolution expenses related to an aggressive write-down on remaining non-performing assets. Excluding these acquisition and credit-related resolution expenses, the Company’s net income was $12.3 million, or $0.38 per diluted share for the second quarter of 2015. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and SBA activities of the Company during the second quarter of 2015 and 2014, respectively:

	Three Months Ended June 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$36,806	$1,979	$1,179	$724	$40,688
Provision for loan losses	2,456	200	—	—	2,656
Noninterest income	9,262	9,095	383	1,886	20,626
Noninterest expense
Salaries and employee benefits	15,675	5,592	99	1,099	22,465
Equipment and occupancy expenses	4,376	396	1	36	4,809
Data processing and telecommunications expenses	3,913	279	20	2	4,214
Other expenses	24,048	1,150	19	159	25,376

Total noninterest expense	48,012	7,417	139	1,296	56,864

Income (loss) before income tax expense (benefit)	(4,400)	3,457	1,423	1,314	1,794
Income tax expense (benefit)	(1,682)	1,210	498	460	486

Net income (loss)	(2,718)	2,247	925	854	1,308
Less preferred stock dividends	—	—	—	—	—

Net income (loss) available to common shareholders	$(2,718)	$2,247	$925	$854	$1,308

	Three Months Ended June 30, 2014
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$33,345	$972	$367	$580	$35,264
Provision for loan losses	1,365	—	—	—	1,365
Noninterest income	7,449	6,836	166	1,368	15,819
Noninterest expense
Salaries and employee benefits	12,509	3,881	56	496	16,942
Equipment and occupancy expenses	3,752	300	—	19	4,071
Data processing and telecommunications expenses	3,590	329	14	7	3,940
Other expenses	10,753	1,233	79	300	12,365

Total noninterest expense	30,604	5,743	149	822	37,318

Income before income tax expense	8,825	2,065	384	1,126	12,400
Income tax expense	3,019	723	134	394	4,270

Net income	5,806	1,342	250	732	8,130
Less preferred stock dividends	—	—	—	—	—

Net income available to common shareholders	$5,806	$1,342	$250	$732	$8,130

Net Interest Income and Margins

The following tables set forth the amount of the Company’s interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Quarter Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	( in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$81,823	$764	3.75%	$54,517	$457	3.36%
Loans	2,111,507	25,629	4.87	1,706,564	21,996	5.17
Purchased non-covered loans	654,397	10,328	6.33	433,249	7,933	7.34
Purchased loan pools	17,308	149	3.45	—	—	—
Covered loans	246,422	3,385	5.51	354,766	5,164	5.84
Investment securities	680,426	4,371	2.58	474,758	3,374	2.85
Short-term assets	207,265	182	0.35	51,350	45	0.35

Total interest- earning assets	3,999,148	44,808	4.49	3,075,204	38,969	5.08

Noninterest-earning assets	465,410			419,262

Total assets	$4,464,558			$3,494,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,915,619	$1,115	0.23%	$1,606,928	$1,053	0.26%
Time deposits	766,385	1,150	0.60	723,156	1,152	0.64
Other borrowings	41,930	346	3.31	35,280	415	4.72
FHLB advances	17,275	16	0.37	28,626	26	0.36
Federal funds purchased and securities sold under agreements to repurchase	58,722	48	0.33	40,008	31	0.31
Subordinated deferrable interest debentures	67,180	866	5.17	55,789	666	4.79

Total interest-bearing liabilities	2,867,111	3,541	0.50	2,489,787	3,343	0.54

Demand deposits	1,088,249			680,058
Other liabilities	17,231			14,925
Stockholders’ equity	491,967			309,696

Total liabilities and stockholders’ equity	$4,464,558			$3,494,466

Interest rate spread			3.99%			4.54%

Net interest income		$41,267			$35,626

Net interest margin			4.14%			4.65%

On a tax equivalent basis, net interest income for the second quarter of 2015 was $41.3 million, an increase of $5.6 million, or 15.8%, compared with $35.6 million reported in the same quarter in 2014. The higher net interest income is a result of the acquisition of Coastal Bank at the end of the second quarter of 2014, along with organic growth in the loan portfolio. The Company’s net interest margin decreased during the second quarter of 2015 to 4.14%, compared with 4.39% during the first quarter of 2015, and compared with 4.65% reported in the second quarter of 2014. The Company’s net interest margin was negatively impacted due to the higher level of short-term assets as a percentage of earning assets. The Company intends to be fully invested in either investment securities or loans by the end of the year and to maintain minimal levels of short-term assets as it has in the past.

Total interest income, on a tax equivalent basis, during the second quarter of 2015 was $44.8 million, compared with $39.0 million in the same quarter of 2014. Yields on earning assets declined to 4.49%, compared with 5.08% reported in the second quarter of 2014. During the second quarter of 2015, loans comprised 77.8% of earning assets, compared with 82.9% in the same quarter of 2014. This decrease is a result of the increased short-term assets and investments received in the Merchants and branch acquisitions completed during the second quarter of 2015. Yields on legacy loans decreased to 4.87% in the second quarter of 2015, compared with 5.17% in the same period of 2014. The yield on purchased non-covered loans declined from 7.34% in the second quarter of 2014 to 6.26% during the second quarter of 2015. Covered loan yields decreased from 5.84% in the second quarter of 2014 to 5.51% in the second quarter of 2015. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total funding costs improved to 0.36% in the second quarter of 2015, compared with 0.42% during the second quarter of 2014. Deposit costs decreased from 0.29% in the second quarter of 2014 to 0.24% in the second quarter of 2015, and non-deposit funding costs decreased from 2.86% in the second quarter of 2014 to 2.76% in the second quarter of 2015. Continued shifts in the funding mix toward noninterest-bearing demand and other lower cost deposit categories were the primary reason for the decline in deposit costs. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 79.7% of total deposits in the second quarter of 2015, compared with 76.0% during the second quarter of 2014. Lower costs on deposits were realized due mostly to the lower rate environment and the Company’s ability to rely less on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the second quarter of 2015 and 2014 are shown below:

	June 30, 2015		June 30, 2014
(Dollars in Thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$745,709	0.17%	$691,353	0.17%
MMDA	981,143	0.31%	770,047	0.38%
Savings	188,767	0.08%	145,528	0.11%
Retail CDs < $100,000	388,248	0.50%	356,483	0.54%
Retail CDs > $100,000	378,137	0.70%	360,703	0.70%
Brokered CDs	—	0.00%	5,970	3.22%

Interest-bearing deposits	$2,682,004	0.34%	$2,330,084	0.38%

Provision for Loan Losses

The Company’s provision for loan losses during the second quarter of 2015 amounted to $2.7 million, compared with $1.1 million in the first quarter of 2015 and $1.4 million in the second quarter of 2014. At June 30, 2015, classified loans still accruing totaled $42.5 million, compared with $42.6 million at June 30, 2014. Non-performing assets as a percent of total assets decreased from 2.26% at June 30, 2014 to 1.42% at June 30, 2015. Net charge-offs on loans during the second quarter of 2015 were $2.0 million, or 0.37% of loans on an annualized basis, compared with $1.5 million, or 0.34% of loans, in the second quarter of 2014. The Company’s allowance for loan losses at June 30, 2015 was $21.7 million, or 1.00% of loans (excluding purchased non-covered and covered loans), compared with $22.3 million, or 1.26% of loans (excluding purchased non-covered and covered loans), at June 30, 2014 due to improved credit quality of the loan portfolio.

Noninterest Income

Total non-interest income for the second quarter of 2015 was $20.6 million, compared with $15.8 million in the second quarter of 2014. Service charges on deposit accounts in the second quarter of 2015 increased to $7.2 million, compared with $5.8 million in the second quarter of 2014. This increase was driven by the growth of core accounts through the recent acquisitions of Coastal Bank, Merchants and Southern Bank and 18 additional branches. Income from mortgage-related activities continued to increase, from $6.9 million in the second quarter of 2014, to $9.7 million in the second quarter of 2015, as a result of the Company’s increased number of mortgage bankers and higher levels of production. Other non-interest income increased from $2.4 million during the second quarter of 2014 to $2.9 million during the second quarter of 2015 due to the increase in gains on sales of SBA loans.

Noninterest Expense

Total non-interest expenses for the second quarter of 2015 increased to $56.9 million, compared with $37.3 million in the same quarter in 2014. During the second quarter of 2015, the Company recorded $5.7 million of merger charges related to the Merchants and branch acquisitions, compared with $2.9 million of merger charges related to the Coastal acquisition recorded in the second quarter of 2014. Additionally, during the second quarter of 2015, the Company recorded $11.2 million of OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets. Other increases in noninterest expenses were primarily the result of the acquisitions of Coastal Bank at the end of the second quarter of 2014 and Merchants and Southern Bank and 18 additional branches during the second quarter of 2015. Salaries and benefits increased $5.5 million as compared with the second quarter of 2014. Occupancy and equipment expense increased during the quarter from $4.1 million in the second quarter of 2014 to $4.8 million in the second quarter of 2015. Data processing and telecommunications expenses increased to $4.2 million for the second quarter of 2015 from $3.9 million for the same period in 2014. Excluding the credit resolution-related charges discussed above, credit resolution-related expenses decreased to $2.3 million in the second quarter of 2015, compared with $2.8 million in the second quarter of 2014.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2015, the Company reported income tax expense of $486,000, compared with $4.3 million in the same period of 2014. The Company’s effective tax rate for the three months ending June 30, 2015 and 2014 was 27.1% and 34.3%, respectively.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Ameris reported net income available to common shareholders of $11.1 million, or $0.35 per diluted share, for the six months ended June 30, 2015, compared with $6.2 million, or $0.63 per diluted share, for the same period in 2014. During the second quarter of 2015, the Company completed the acquisition of Merchants and completed the acquisition and data conversion of 18 additional branches in South Georgia and North Florida. The Company recorded approximately $3.7 million of after-tax merger related charges from these acquisitions. Additionally, during the second quarter of 2015, the Company recorded $7.3 million of after-tax OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets. Excluding these acquisition and credit resolution-related expenses, the Company’s net income was $22.1 million, or $0.70 per diluted share for the first six months of 2015. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and SBA activities of the Company during the first six months of 2015 and 2014, respectively:

	Six Months Ended June 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$72,645	$3,524	$2,014	$1,337	$79,520
Provision for loan losses	3,383	342	—	—	3,725
Noninterest income	18,042	16,705	656	2,798	38,201
Noninterest expense
Salaries and employee benefits	31,037	10,119	226	1,715	43,097
Equipment and occupancy expenses	8,520	776	3	64	9,363
Data processing and telecommunications expenses	7,924	491	53	6	8,474
Other expenses	34,404	2,082	55	216	36,757

Total noninterest expense	81,885	13,468	337	2,001	97,691

Income (loss) before income tax expense (benefit)	5,419	6,419	2,333	2,134	16,305
Income tax expense (benefit)	1,423	2,246	817	747	5,233

Net income (loss)	3,996	4,173	1,516	1,387	11,072
Less preferred stock dividends	—	—	—	—	—

Net income (loss) available to common shareholders	$3,996	$4,173	$1,516	$1,387	$11,072

	Six Months Ended June 30, 2014
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$66,273	$1,886	$553	$1,036	$69,748
Provision for loan losses	3,091	—	—	—	3,091
Noninterest income	14,810	11,916	250	1,597	28,573
Noninterest expense
Salaries and employee benefits	26,086	7,403	102	745	34,336
Equipment and occupancy expenses	7,501	601	1	32	8,135
Data processing and telecommunications expenses	6,916	443	22	13	7,394
Other expenses	18,133	2,008	119	432	20,692

Total noninterest expense	58,636	10,455	244	1,222	70,557

Income before income tax expense	19,356	3,347	559	1,411	24,673
Income tax expense	6,332	1,171	196	494	8,193

Net income	13,024	2,176	363	917	16,480
Less preferred stock dividends	286	—	—	—	286

Net income available to common shareholders	$12,738	$2,176	$363	$917	$16,194

Interest Income

Interest income, on a tax equivalent basis, for the six months ended June 30, 2015 was $87.7 million, an increase of $10.5 million as compared with $77.2 million for the same period in 2014. Average earning assets for the six-month period increased $734.1 million to $3.82 billion as of June 30, 2015, compared with $3.08 billion as of June 30, 2014. The increase in average earning assets is due to the Coastal, Merchants and branch acquisitions completed in the past year. Yield on average earning assets was 4.63% for the six months ended June 30, 2015, compared with 5.05% in the first six months of 2014.

Interest Expense

Total interest expense for the six months ended June 30, 2015 amounted to $7.1 million, reflecting a $345,000 increase from the $6.7 million expense recorded in the same period of 2014. During the six-month period ended June 30, 2015, the Company’s funding costs improved to 0.38% from 0.43% reported in 2014. Deposit costs decreased to 0.25% during the six-month period ended June 30, 2015, compared with 0.30% during the same period in 2014. Total non-deposit funding costs increased from 2.56% during the first six months of 2014 to 2.81% during the first six months of 2015.

Net Interest Income

The following tables set forth the amount of the Company’s interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	( in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$75,281	$1,456	3.90%	$51,884	$860	3.34%
Loans	2,007,914	48,047	4.83	1,673,493	42,643	5.14
Purchased non-covered loans	655,485	22,168	6.82	437,068	14,798	6.83
Purchased loan pools	8,702	149	3.45	—	—	—
Covered loans	259,157	7,380	5.74	367,045	11,925	6.55
Investment securities	623,828	8,157	2.64	473,296	6,811	2.90
Short-term assets	185,646	310	0.34	79,123	129	0.33

Total interest- earning assets	3,816,013	87,667	4.63	3,081,909	77,166	5.05

Noninterest-earning assets	457,204			426,043

Total assets	$4,273,217			$3,507,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,847,072	$2,191	0.24%	$1,587,303	$2,059	0.26%
Time deposits	761,432	2,354	0.62	732,205	2,329	0.64
Other borrowings	42,895	712	3.35	32,657	823	5.08
FHLB advances	17,028	31	0.37	48,370	63	0.26
Federal funds purchased and securities sold under agreements to repurchase	55,731	91	0.33	48,513	84	0.35
Subordinated deferrable interest debentures	66,313	1,698	5.16	55,442	1,374	5.00

Total interest-bearing liabilities	2,790,471	7,077	0.51	2,504,490	6,732	0.54

Demand deposits	993,619			673,313
Other liabilities	16,475			14,511
Stockholders’ equity	472,652			315,638

Total liabilities and stockholders’ equity	$4,273,217			$3,507,952

Interest rate spread			4.12%			4.51%

Net interest income		$80,590			$70,434

Net interest margin			4.26%			4.61%

For the year-to-date period ending June 30, 2015, the Company reported $80.6 million of net interest income on a tax equivalent basis, compared with $70.4 million of net interest income for the same period in 2014. The average balance of earning assets increased 23.8%, from $3.1 billion during the first six months of 2014 to $3.8 billion during the first six months of 2015. The Company’s net interest margin decreased to 4.26% in the six month period ending June 30, 2015, compared with 4.61% in the same period in 2014.

Provision for Loan Losses

The provision for loan losses increased to $3.7 million for the six months ended June 30, 2015, compared with $3.1 million in the same period in 2014. Non-performing assets (excluding covered assets) totaled $73.9 million at June 30, 2015, compared with $89.9 million at June 30, 2014. For the six-month period ended June 30, 2015, the Company had net charge-offs totaling $2.4 million, compared with $2.6 million for the same period in 2014. Annualized net charge-offs as a percentage of loans (excluding purchased non-covered and covered loans) decreased to 0.22% during the first six months of 2015, compared with 0.30% during the first six months of 2014.

Noninterest Income

Non-interest income for the first six months of 2015 was $38.2 million, compared with $28.6 million in the same period in 2014. Service charges on deposit accounts increased approximately $2.2 million to $13.6 million in the first six months of 2015, compared with $11.4 million in the same period in 2014. This increase was driven by the growth of core accounts through the acquisitions of Coastal, Merchants and 18 additional branches. Income from mortgage banking activity increased from $12.0 million in the first six months of 2014 to $17.8 million in the first half of 2015, due to an increased number of mortgage bankers and higher levels of production. Other non-interest income increased from $3.8 million during the first six months of 2014 to $5.3 million during the first six months of 2015 due to the increase in gains on sales of SBA loans.

Noninterest Expense

Total operating expenses for the first six months of 2015 increased to $97.7 million, compared with $70.6 million in the same period in 2014. During the second quarter of 2015, the Company recorded $5.7 million of merger charges related to the Merchants and branch acquisitions, compared with $2.9 million of merger charges related to the Coastal acquisition recorded in the second quarter of 2014. Additionally, during the second quarter of 2015, the Company recorded $11.2 million of OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets. Other increases in noninterest expenses were primarily the result of the acquisitions of Coastal Bank at the end of the second quarter of 2014 and Merchants and Southern Bank and 18 additional branches during the second quarter of 2015. Salaries and benefits increased $8.8 million as compared with the first half of 2014. Occupancy and equipment expenses for the first six months of 2015 amounted to $9.4 million, representing an increase of $1.2 million from the same period in 2014. Data processing and telecommunications expenses increased from $7.4 million in the first six months of 2014 to $8.5 million in the first six months of 2015. Excluding the credit resolution-related charges discussed above, credit resolution-related expenses increased to $5.5 million in the first six months of 2015, compared with $5.0 million in the first half of 2014.

Income Taxes

In the first six months of 2015, the Company recorded income tax expense of $5.2 million, compared with $8.2 million in the same period of 2014. The Company’s effective tax rate for the six months ended June 30, 2015 and 2014 was 32.1% and 33.2%, respectively.

Financial Condition as of June 30, 2015

Securities

Debt securities with readily determinable fair values are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted equity securities, are classified as other investment securities and are recorded at the lower of cost or market value.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2015, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2015, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
June 30, 2015:
U.S. government agencies	$14,956	$14,746	1.85%	4.70	$—
State and municipal securities	165,070	167,372	4.03%	6.25	8,474
Corporate debt securities	12,710	12,836	5.11%	7.88	1,500
Mortgage-backed securities	665,274	667,200	2.39%	3.95	107,845

Total debt securities	$858,010	$862,154	2.74%	4.46	$117,819

June 30, 2014:
U.S. government agencies	$14,950	$14,445	1.85%	5.34	$—
State and municipal securities	143,507	145,780	4.14%	6.49	5,272
Corporate debt securities	10,805	10,958	6.40%	7.44	1,250
Mortgage-backed securities	361,194	364,447	2.43%	3.86	62,447

Total debt securities	$530,456	$535,630	2.96%	4.69	$68,969

Loans and Allowance for Loan Losses

At June 30, 2015, gross loans outstanding (including mortgage loans held for sale, purchased non-covered, purchased loan pools and covered loans) were $3.57 billion, an increase from $2.93 billion reported at December 31, 2014 and $2.88 billion reported at June 30, 2014. Mortgage loans held for sale increased from $94.8 million at December 31, 2014 to $108.8 million at June 30, 2015. Legacy loans (excluding purchased non-covered and covered loans) increased $282.7 million, from $1.89 billion at December 31, 2014 to $2.17 billion at June 30, 2015. Purchased non-covered loans increased $403.1 million, from $674.2 million at December 31, 2014 to $1.08 billion at June 30, 2015. Covered loans decreased $61.7 million, from $271.3 million at December 31, 2014 to $209.6 million at June 30, 2015.

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

For the six-month period ended June 30, 2015, the Company recorded net charge-offs totaling $2.4 million, compared with $2.6 million for the period ended June 30, 2014. The provision for loan losses for the six months ended June 30, 2015 increased to $3.7 million, compared with $3.1 million during the six-month period ended June 30, 2014. At the end of the second quarter of 2015, the allowance for loan losses totaled $21.7 million, or 1.00% of total legacy loans, compared with $21.2 million, or 1.12% of total legacy loans, at December 31, 2014 and $22.3 million, or 1.26% of total legacy loans, at June 30, 2014. The decrease in the allowance for loan losses as a percentage of non-covered loans reflects the improving credit quality trends in the loan portfolio.

The following table presents an analysis of the allowance for loan losses, excluding purchased non-covered and covered loans, for the six months ended June 30, 2015 and 2014:

(Dollars in Thousands)	June 30, 2015	June 30, 2014
Balance of allowance for loan losses at beginning of period	$21,157	$22,377
Provision charged to operating expense	2,900	2,498
Charge-offs:
Commercial, financial and agricultural	802	908
Real estate – residential	732	933
Real estate – commercial and farmland	1,174	1,302
Real estate – construction and development	360	222
Consumer installment	239	214
Other	—	—

Total charge-offs	3,307	3,579

Recoveries:
Commercial, financial and agricultural	400	183
Real estate – residential	84	131
Real estate – commercial and farmland	32	152
Real estate – construction and development	308	204
Consumer installment	84	288
Other	—	—

Total recoveries	908	958

Net charge-offs	2,399	2,621

Balance of allowance for loan losses at end of period	$21,658	$22,254

Net annualized charge-offs as a percentage of average loans	0.22%	0.30%
Allowance for loan losses as a percentage of loans at end of period	1.00%	1.26%

Purchased Non-Covered Assets

Loans that were acquired in transactions and are not covered by the loss-sharing agreements with the FDIC (“purchased non-covered loans”) totaled $808.3 million, $674.2 million and $702.1 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. OREO that was acquired in transactions and is not covered by the loss-sharing agreements with the FDIC totaled $13.1 million, $15.6 million and $16.6 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Purchased non-covered assets include assets that were acquired in FDIC-assisted transactions, but are no longer covered by the loss-sharing agreements due to the expiration of the loss-sharing agreements.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the six months ended June 30, 2015, the Company recorded a net provision for loan loss credit of $311,000 due to recoveries received on previously charged off purchased non-covered loans. During the year ended December 31, 2014 the Company recorded provision for loan loss expense of $84,000 to account for losses where there was a decrease in cash flows from the initial estimates on purchased non-covered loans. The Company did not have any provision for loan loss expense during the six months ended June 30, 2014 related to purchased non-covered loans. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Purchased non-covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial and agricultural	$45,337	$38,041	$41,583
Real estate – construction and development	75,302	58,362	64,084
Real estate – commercial and farmland	404,588	306,706	311,748
Real estate – residential	276,798	266,342	278,451
Consumer installment	6,288	4,788	6,265

	$808,313	$674,239	$702,131

Purchased Loan Pools

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of June 30, 2015, purchased loan pools totaled $269.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $263.8 million and $5.2 million of purchase premium paid at acquisition. The Company did not have any purchased loan pools at December 31, 2014 or June 30, 2014.

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $209.6 million, $271.3 million and $331.3 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $12.6 million, $19.9 million and $38.4 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at June 30, 2015, December 31, 2014 and June 30, 2014 was $15.0 million, $31.4 million and $49.2 million, respectively, which is net of the clawback liability the Bank expects to pay to the FDIC.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014, the Company recorded provision for loan loss expense of $1.1 million, $843,000 and $593,000, respectively, net of the FDIC loss-share receivable, to account for losses where there was a decrease in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively over the remaining life of the loan, with an associated write off of the remaining indemnification asset over the shorter of the life of the loan or the loss-share agreement.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial and agricultural	$17,666	$21,467	$25,209
Real estate – construction and development	15,002	23,447	31,600
Real estate – commercial and farmland	111,772	147,627	188,643
Real estate – residential	64,982	78,520	85,518
Consumer installment	176	218	280

	$209,598	$271,279	$331,250

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

Non-accrual loans, excluding purchased non-covered and covered loans, totaled $20.7 million at June 30, 2015, a 6.2% decrease from $22.1 million reported at the end of the second quarter of 2014. Nonaccrual purchased non-covered loans totaled $17.4 million at June 30, 2015, compared with $15.8 million at June 30, 2014. At June 30, 2015, other real estate owned (excluding purchased non-covered and covered OREO) totaled $22.6 million, compared with $32.3 million at March 31, 2015 and $35.4 million at June 30, 2014. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process. At the end of the second quarter of 2015, total non-performing assets were 1.42% of total assets, compared with 2.20% at December 31, 2014 and 2.26% at June 30, 2014.

Non-performing assets (excluding covered assets) at June 30, 2015, December 31, 2014 and June 30, 2014 were as follows:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Total nonaccrual loans (excluding purchased non-covered and covered loans)	$20,740	$21,728	$22,111
Nonaccrual purchased non-covered loans	17,444	18,249	15,770
Accruing loans delinquent 90 days or more	—	1	—
Foreclosed assets (excluding purchased assets)	22,567	33,160	35,373
Purchased, non-covered other real estate owned	13,112	15,585	16,598

Total non-performing assets	$73,863	$88,723	$89,852

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$278	5	$29
Real estate – construction & development	11	821	3	57
Real estate – commercial & farmland	17	6,617	3	598
Real estate – residential	49	4,702	15	783
Consumer installment	11	49	17	82

Total	94	$12,467	43	$1,549

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$290	2	$13
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	47	5,258	11	1,485
Consumer installment	11	55	11	73

Total	92	$12,759	32	$2,523

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$257	3	$465
Real estate – construction & development	12	2,080	2	32
Real estate – commercial & farmland	19	7,590	4	2,151
Real estate – residential	38	7,335	8	1,044
Consumer installment	14	75	5	51

Total	86	$17,337	22	$3,743

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$256	4	$50
Real estate – construction & development	12	823	2	56
Real estate – commercial & farmland	14	5,877	6	1,338
Real estate – residential	44	3,819	20	1,665
Consumer installment	17	89	11	41

Total	94	$10,864	43	$3,152

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$67	1	$236
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	45	5,036	13	1,707
Consumer installment	14	67	8	61

Total	94	$12,326	30	$2,956

As of June 30, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$272	1	$449
Real estate – construction & development	10	2,042	4	69
Real estate – commercial & farmland	20	7,895	3	1,846
Real estate – residential	34	6,582	12	1,798
Consumer installment	14	92	5	35

Total	83	$16,883	25	$4,197

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and non-accrual at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$1,910	4	$255
Forgiveness of principal	4	1,861	1	489
Forbearance of principal	6	94	8	174
Rate reduction only	16	2,339	1	29
Rate reduction, forbearance of interest	32	2,177	22	427
Rate reduction, forbearance of principal	14	3,006	7	175
Rate reduction, forgiveness of interest	10	1,076	—	—
Rate reduction, forgiveness of principal	1	4	—	—

Total	94	$12,467	43	$1,549

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$1,917	4	$270
Forgiveness of Principal	5	2,394	—	—
Forbearances of Principal	6	165	—	—
Rate Reduction Only	16	3,677	4	477
Rate Reduction, Forbearance of Interest	31	2,160	21	1,738
Rate Reduction, Forbearance of Principal	19	1,981	2	13
Rate Reduction, Forgiveness of Interest	4	460	—	—
Rate Reduction, Forgiveness of Principal	1	5	1	25

Total	92	$12,759	32	$2,523

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$2,145	—	$—
Forgiveness of principal	5	2,448	—	—
Rate reduction only	14	6,842	5	1,176
Rate reduction, forbearance of interest	38	3,204	14	2,522
Rate reduction, forbearance of principal	17	2,698	2	16
Rate reduction, payment modification	—	—	1	29

Total	86	$17,337	22	$3,743

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and non-accrual at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$826	—	$—
Raw land	5	78	2	30
Agricultural land	1	303	1	64
Hotel & motel	3	1,962	—	—
Office	3	509	—	—
Retail, including strip centers	3	1,345	2	534
1-4 family residential	56	6,760	18	830
Church	1	357	—	—
Automobile/equipment/inventory	15	92	20	91
Unsecured	2	235	—	—

Total	94	$12,467	43	$1,549

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,346	—	$—
Raw Land	11	2,345	6	292
Hotel & Motel	3	2,185	—	—
Office	4	1,909	—	—
Retail, including Strip Centers	4	1,095	2	660
1-4 Family Residential	36	7,747	12	1,501
Church	1	250	—	—
Automobile/Equipment/CD	8	92	12	70
Unsecured	1	245	—	—

Total	92	$12,759	32	$2,523

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,385	2	$469
Raw land	5	1,279	1	29
Agricultural land	2	374	—	—
Hotel & motel	3	2,101	—	—
Office	4	1,644	—	—
Retail, including strip centers	5	1,722	2	1,682
1-4 family residential	46	8,144	10	1,063
Church	1	364	—	—
Automobile/equipment/inventory	15	84	7	500
Unsecured	1	240	—	—

Total	86	$17,337	22	$3,743

As of June 30, 2015 and December 31, 2014, the Company had a balance of $6.8 million and $1.2 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The Company did not have any troubled debt restructurings included in purchased non-covered loans at June 30, 2014. The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	1	$1
Real estate – construction & development	3	374	—	—
Real estate – commercial & farmland	7	4,058	1	69
Real estate – residential	12	2,354	2	91
Consumer installment	2	6	2	5

Total	24	$6,792	6	$166

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	1	317	—	—
Real estate – commercial & farmland	1	346	—	—
Real estate – residential	6	547	1	25
Consumer installment	1	2	—	—

Total	9	$1,212	1	$25

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2015 and December 31, 2014:

As of June 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	—	$—
Real estate – construction & development	3	374	—	—
Real estate – commercial & farmland	7	4,058	1	69
Real estate – residential	11	2,289	3	156
Consumer installment	3	10	1	1

Total	25	$6,732	5	$226

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	—	$—	—	$—
Real estate – construction & development	—	—	1	317
Real estate – commercial & farmland	1	346	—	—
Real estate – residential	5	480	2	92
Consumer installment	—	—	1	2

Total	6	$826	4	$411

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and non-accrual at June 30, 2015 and December 31, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$69	1	$68
Forbearance of Principal	2	594	—	—
Payment Modification Only	2	515	—	—
Rate Reduction Only	6	3,704	1	23
Rate Reduction, Forbearance of Interest	7	761	3	6
Rate Reduction, Forbearance of Principal	3	996	1	69
Rate Reduction, Forgiveness of Interest	2	153	—	—

Total	24	$6,792	6	$166

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$69	—	$—
Payment Modification Only	1	346	—	—
Rate Reduction Only	2	373	1	25
Rate Reduction, Forgiveness of Interest	2	155	—	—
Rate Reduction, Forbearance of Interest	1	231	—	—
Rate Reduction, Forbearance of Principal	1	38	—	—

Total	9	$1,212	1	$25

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and non-accrual at June 30, 2015 and December 31, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$203	1	$69
Raw Land	2	35	—	—
Office	1	458	—	—
Retail, including Strip Centers	1	135	—	—
1-4 Family Residential	17	5,955	2	91
Automobile/Equipment/Inventory	2	6	3	6

Total	24	$6,792	6	$166

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$346	—	$—
Raw Land	2	373	—	—
1-4 Family Residential	5	491	1	25
Automobile/Equipment/Inventory	1	2	—	—

Total	9	$1,212	1	$25

As of June 30, 2015, December 31, 2014 and June 30, 2014, the Company had a balance of $19.6 million, $24.6 million and $23.7 million, respectively, in troubled debt restructurings included in covered loans. The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$3	2	$—
Real estate – construction & development	3	2,832	1	13
Real estate – commercial & farmland	11	3,973	3	1,105
Real estate – residential	95	10,690	14	941
Consumer installment	1	2	—	—

Total	111	$17,500	20	$2,059

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$40	2	$—
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	14	8,079	5	1,082
Real estate – residential	96	11,460	8	831
Consumer installment	1	3	—	—

Total	117	$22,619	17	$1,942

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$12	4	$27
Real estate – construction & development	4	3,020	5	74
Real estate – commercial & farmland	13	6,979	7	1,388
Real estate – residential	92	11,091	16	1,070
Consumer installment	—	—	1	4

Total	110	$21,102	33	$2,563

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$3	—	$—
Real estate – construction & development	3	2,832	1	13
Real estate – commercial & farmland	13	5,057	1	21
Real estate – residential	90	10,177	19	1,454
Consumer installment	1	2	—	—

Total	110	$18,071	21	$1,488

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$40	—	$—
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	18	9,082	1	79
Real estate – residential	79	9,897	25	2,394
Consumer installment	1	3	—	—

Total	106	$22,059	28	$2,502

As of June 30, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$39	—	$—
Real estate – construction & development	6	3,047	3	47
Real estate – commercial & farmland	18	8,047	2	319
Real estate – residential	94	10,808	14	1,352
Consumer installment	1	4	—	—

Total	124	$21,947	19	$1,718

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and non-accrual at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	4	$1,575	2	$43
Forbearance of Principal	—	—	—	—
Rate Reduction Only	92	14,233	6	632
Rate Reduction, Forbearance of Interest	8	579	8	324
Rate Reduction, Forbearance of Principal	4	716	3	1,060
Rate Reduction, Forgiveness of Interest	3	397	—	—

Total	111	$17,500	20	$2,059

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	3	$1,532	3	$88
Forbearance of Principal	1	—	1	—
Rate Reduction Only	97	17,360	7	1,626
Rate Reduction, Forbearance of Interest	5	274	3	14
Rate Reduction, Forbearance of Principal	8	3,052	3	214
Rate Reduction, Forgiveness of Interest	3	401	—	—

Total	117	$22,619	17	$1,942

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	—	$—	4	$122
Forbearance of Principal	1	—	9	262
Rate Reduction Only	97	17,766	9	850
Rate Reduction, Forbearance of Interest	3	88	7	268
Rate Reduction, Forbearance of Principal	9	3,248	3	227
Rate Reduction, Payment Modification	—	—	1	834

Total	110	$21,102	33	$2,563

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,463	—	$—
Raw Land	2	438	1	13
Hotel & Motel	4	3,204	1	937
Office	2	886	—	—
Retail, including Strip Centers	3	665	1	6
1-4 Family Residential	97	10,841	15	1,103
Automobile/Equipment/Inventory	1	3	2	—

Total	111	$17,500	20	$2,059

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,510	1	$79
Raw Land	3	411	1	14
Hotel & Motel	5	4,395	—	—
Office	1	473	2	858
Retail, including Strip Centers	6	4,174	2	145
1-4 Family Residential	98	11,616	9	846
Automobile/Equipment/Inventory	1	3	2	—
Unsecured	1	37	—	—

Total	117	$22,619	17	$1,942

As of June 30, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	—	$—	2	$319
Raw Land	1	372	4	83
Hotel & Motel	6	4,622	—	—
Office	1	488	2	905
Retail, including Strip Centers	6	4,206	2	140
1-4 Family Residential	95	11,402	19	1,089
Automobile/Equipment/Inventory	—	—	4	27
Unsecured	1	12	—	—

Total	110	$21,102	33	$2,563

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

As of June 30, 2015, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2015 and December 31, 2014. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased non-covered and covered loans:

	June 30, 2015		December 31, 2014
(Dollars in Thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$295,323	9%	$243,316	9%
Multi-family loans	87,556	2%	72,356	3%
Nonfarm non-residential loans	1,438,999	42%	1,289,501	45%

Total CRE Loans	1,821,878	53%	1,605,173	57%
All other loan types	1,636,617	47%	1,230,226	43%

Total Loans	$3,458,495	100%	$2,835,399	100%

The following table outlines the percentage of total CRE loans, net of owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of June 30, 2015 and December 31, 2014:

	Internal Limit	June 30, 2015	December 31, 2014
		Actual	Actual
Construction and development	100%	61%	67%
Commercial real estate	300%	195%	232%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At June 30, 2015, the Company’s short-term investments were $239.8 million, compared with $92.3 million and $44.8 million at December 31, 2014 and June 30, 2014, respectively. The increase in short-term investments during the first six months of 2015 is due primarily to the additional cash received in the Merchants and branch acquisition during the second quarter of 2015. At June 30, 2015, $5.5 million was in federal funds sold and $234.3 million was in interest-bearing balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at June 30, 2015, December 31, 2014 and June 30, 2014 for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The fair value of these instruments amounted to a liability of approximately $1.3 million, $1.3 million and $1.1 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to a net asset of approximately $3.8 million, $1.5 million and $2.6 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. No material hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

On January 29, 2015, the Company completed a private placement of 5,320,000 shares of common stock at a price of $22.50 per share. The Company received net proceeds from the issuance of approximately $114.5 million, after deducting placement agent commissions and other issuance costs. The Company used the net proceeds to fund the acquisitions of Merchants and 18 Bank of America branches located in North Florida and South Georgia.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules defined a new capital measure called “Common Equity Tier 1” (“CET1”), established that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, defined Common Equity Tier 1, established a capital conservation buffer and expanded the scope of the adjustments as compared with existing regulations. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

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

As of June 30, 2015, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at June 30, 2015, December 31, 2014 and June 30, 2014:

	June 30, 2015	December 31, 2014	June 30, 2014
Leverage Ratio(tier 1 capital to average assets)
Consolidated	10.21%	8.94%	9.25%
Ameris Bank	11.15	10.01	9.77
CET1 Ratio(common equity tier 1capital to risk weighted assets)
Consolidated	10.21	N/A	N/A
Ameris Bank	13.16	N/A	N/A
Core Capital Ratio(tier 1 capital to risk weighted assets)
Consolidated	12.04	12.66	13.32
Ameris Bank	13.16	14.14	14.11
Total Capital Ratio(total capital to risk weighted assets)
Consolidated	12.63	13.42	14.26
Ameris Bank	13.75	14.90	15.04

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2015, December 31, 2014 and June 30, 2014, there were $39.0 million, $78.9 million and $100.3 million, respectively, outstanding borrowings with the Company’s correspondent banks.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Investment securities available for sale to total deposits	19.11%	17.54%	15.79%	15.70%	15.80%
Loans (net of unearned income) to total deposits	76.66%	82.99%	82.64%	84.08%	82.72%
Interest-earning assets to total assets	89.69%	89.06%	88.29%	87.91%	87.22%
Interest-bearing deposits to total deposits	71.62%	72.21%	75.54%	75.79%	76.67%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2015 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At June 30, 2015, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three month LIBOR and matures September 2020. The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to a net asset of approximately $3.8 million, $1.5 million and $2.6 million at June 30, 2015, December 31, 2014, and June 30, 2014 respectively. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended June 30, 2015, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 7, 2015	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.1	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 27, 2015).

4.2	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 27, 2015).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 27, 2015).

4.4	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 30, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 27, 2015).

4.5	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 27, 2015).

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 27, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended June 30, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.