Form 10-Q
period 2015-09-30
Ameris Bancorp
filed 2015-11-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 32,196,117 shares of Common Stock outstanding as of October 30, 2015.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014	September 30, 2014
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$114,396	$78,036	$69,421
Federal funds sold and interest-bearing accounts	120,925	92,323	40,165
Investment securities available for sale, at fair value	811,385	541,805	529,509
Other investments	9,322	10,275	12,687
Mortgage loans held for sale, at fair value	111,807	94,759	110,059

Loans, net of unearned income	2,290,649	1,889,881	1,848,759
Purchased loans not covered by FDIC loss share agreements (“purchased non-covered loans”)	767,494	674,239	673,724
Purchased loan pools not covered by FDIC loss share agreements (“purchased loan pools”)	410,072	-	-
Purchased loans covered by FDIC loss share agreements (“covered loans”)	191,021	271,279	313,589
Less: allowance for loan losses	(22,471)	(21,157)	(22,212)
Loans, net	3,636,765	2,814,242	2,813,860

Other real estate owned, net	20,730	33,160	35,320
Purchased, non-covered other real estate owned, net	11,538	15,585	13,660
Covered other real estate owned, net	12,203	19,907	28,883
Total other real estate owned, net	44,471	68,652	77,863
Premises and equipment, net	124,756	97,251	98,752
FDIC loss-share receivable, net	4,506	31,351	38,233
Other intangible assets, net	18,218	8,221	9,114
Goodwill	87,701	63,547	58,879
Cash value of bank owned life insurance	59,894	58,867	58,217
Other assets	72,154	77,748	82,649
Total assets	$5,216,300	$4,037,077	$3,999,408

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,275,800	$839,377	$816,517
Interest-bearing	3,254,723	2,591,772	2,556,602

Total deposits	4,530,523	3,431,149	3,373,119
Securities sold under agreements to repurchase	51,506	73,310	32,351
Other borrowings	39,000	78,881	147,409
Other liabilities	23,371	22,384	27,615
Subordinated deferrable interest debentures	69,600	65,325	65,084
Total liabilities	4,714,000	3,671,049	3,645,578

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-	-
Common stock, par value $1; 100,000,000 shares authorized; 33,609,894; 28,159,027 and 28,157,898 issued	33,610	28,159	28,158
Capital surplus	336,599	225,015	224,142
Retained earnings	140,282	118,412	109,170
Accumulated other comprehensive income	4,197	6,098	3,974
Treasury stock, at cost, 1,413,777; 1,385,164 and 1,383,496 shares	(12,388)	(11,656)	(11,614)
Total stockholders’ equity	502,300	366,028	353,830
Total liabilities and stockholders’ equity	$5,216,300	$4,037,077	$3,999,408

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME/(LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$45,775	$39,610	$124,231	$109,376
Interest on taxable securities	4,694	3,034	11,594	8,972
Interest on nontaxable securities	480	496	1,411	1,143
Interest on deposits in other banks and federal funds sold	246	46	556	175
Total interest income	51,195	43,186	137,792	119,666
Interest expense
Interest on deposits	2,521	2,540	7,065	6,928
Interest on other borrowings	1,275	1,514	3,808	3,858
Total interest expense	3,796	4,054	10,873	10,786
Net interest income	47,399	39,132	126,919	108,880
Provision for loan losses	986	1,669	4,711	4,760
Net interest income after provision for loan losses	46,413	37,463	122,208	104,120
Noninterest income
Service charges on deposit accounts	10,766	6,659	24,346	18,092
Mortgage banking activity	10,404	7,498	28,214	19,510
Other service charges, commissions and fees	1,145	690	2,642	2,004
Gain on sale of securities	115	132	137	138
Other noninterest income	2,548	2,922	7,840	6,730
Total noninterest income	24,978	17,901	63,179	46,474
Noninterest expense
Salaries and employee benefits	24,934	20,226	68,031	54,562
Occupancy and equipment	5,915	4,669	15,278	12,804
Advertising and marketing expenses	667	594	2,141	2,022
Amortization of intangible assets	1,321	698	2,581	1,668
Data processing and communications costs	5,329	3,928	13,803	11,322
Credit resolution-related expenses	1,083	3,186	15,484	8,216
Merger and conversion charges	446	551	6,173	3,873
Other noninterest expenses	8,701	4,727	22,596	14,669
Total noninterest expense	48,396	38,579	146,087	109,136
Income before income tax expense	22,995	16,785	39,300	41,458
Income tax expense	7,368	5,122	12,601	13,315
Net income	15,627	11,663	26,699	28,143
Less preferred stock dividends and discount accretion	-	-	-	286
Net income available to common shareholders	$15,627	$11,663	$26,699	$27,857
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax of ($936), $114, $615 and ($2,610)	1,739	(211)	(1,143)	4,847
Reclassification adjustment for gains included in earnings, net of tax of $40, $46, $48 and $48	(75)	(86)	(89)	(90)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax of $290, ($80), $360 and $264	(539)	149	(669)	(489)
Other comprehensive income (loss)	1,125	(148)	(1,901)	4,268
Total comprehensive income (loss)	$16,752	$11,515	$24,798	$32,411
Basic earnings per common share	$0.49	$0.44	$0.84	$1.08
Diluted earnings per common share	$0.48	$0.43	$0.84	$1.07
Dividends declared per common share	$0.05	$0.05	$0.15	$0.10
Weighted average common shares outstanding
Basic	32,195	26,773	31,614	25,705
Diluted	32,553	27,161	31,962	26,099

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	-	$-	28,000	$28,000
Repurchase of preferred stock	-	-	(28,000)	(28,000)

Issued at end of period	-	$-	-	$-

COMMON STOCK
Balance at beginning of period	28,159,027	$28,159	26,461,769	$26,462
Issuance of common stock	5,320,000	5,320	1,598,998	1,599
Proceeds from exercise of stock options	59,867	60	29,084	29
Issuance of restricted shares	71,000	71	68,047	68

Issued at end of period	33,609,894	$33,610	28,157,898	$28,158

CAPITAL SURPLUS
Balance at beginning of period		$225,015		$189,722
Stock-based compensation		1,140		1,230
Issuance of common shares, net of issuance costs of $4,811 and $0		109,569		32,875
Proceeds from exercise of stock options		946		383
Issuance of restricted shares		(71)		(68)

Balance at end of period		$336,599		$224,142

RETAINED EARNINGS
Balance at beginning of period		$118,412		$83,991
Net income		26,699		28,143
Dividends on preferred shares		-		(286)
Dividends on common shares		(4,829)		(2,678)

Balance at end of period		$140,282		$109,170
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$6,098		$(294)
Other comprehensive income (loss) during the period		(1,901)		4,268

Balance at end of period		$4,197		$3,974

TREASURY STOCK
Balance at beginning of period	(1,385,164)	$(11,656)	(1,363,342)	$(11,182)
Purchase of treasury shares	(28,613)	(732)	(20,154)	(432)

Balance at end of period	(1,413,777)	$(12,388)	(1,383,496)	$(11,614)
TOTAL STOCKHOLDERS’ EQUITY		$502,300		$353,830

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$26,699	$28,143
Adjustments reconciling net income to net cash used in operating activities:
Depreciation	6,504	5,850
Amortization of intangible assets	2,581	1,668
Net amortization of investment securities available for sale	4,397	2,609
Net gains on securities available for sale	(137)	(138)
Stock based compensation expense	1,140	1,230
Net (gains) losses on sale or disposal of premises and equipment	83	(615)
Net write-downs and losses on sale of other real estate owned	12,193	2,344
Provision for loan losses	4,711	4,760
Accretion of discount on covered loans	(8,105)	(20,822)
Accretion of discount on purchased non-covered loans	(8,055)	(5,840)
Changes in FDIC loss-share receivable, net of cash payments received	7,756	8,699
Increase in cash surrender value of BOLI	(1,027)	(973)
Originations of mortgage loans held for sale	(784,548)	(504,164)
Proceeds from sales of mortgage loans held for sale	748,509	468,671
Net gains on sale of mortgage loans held for sale	(30,427)	(19,501)
Originations of SBA loans	(41,116)	(43,771)
Proceeds from sales of SBA loans	29,381	23,366
Net gains on sale of SBA loans	(3,158)	(2,351)
Change attributable to other operating activities	14,630	3,685
Net cash used in operating activities	(17,989)	(47,150)

Cash flows from investing activities, net of effect of business combinations:
Net decrease in federal funds sold and interest-bearing deposits	77,586	180,742
Purchase of securities available for sale	(246,090)	(102,340)
Proceeds from maturities of securities available for sale	64,390	37,706
Proceeds from sales of securities available for sale	69,208	92,975
Decrease in restricted equity securities, net	1,825	5,116
Net increase in loans, excluding purchased non-covered and covered loans	(349,541)	(201,552)
Purchases of loan pools	(422,956)	-
Payments received on purchased non-covered loans	123,311	58,350
Payments received on purchased loan pools	12,884	-
Payments received on covered loans	60,930	85,946
Purchases of premises and equipment	(11,057)	(3,779)
Proceeds from sales of premises and equipment	282	1,213
Proceeds from sales of other real estate owned	33,460	31,913
Payments received from FDIC under loss-share agreements	19,089	18,509
Net cash proceeds received from acquisitions	567,652	1,099
Net cash provided by investing activities	973	205,898

Cash flows from financing activities, net of effect of business combinations:
Net increase in deposits	46,315	4,864
Net decrease in securities sold under agreements to repurchase	(63,392)	(56,593)
Proceeds from other borrowings	-	117,463
Repayment of other borrowings	(39,881)	(187,032)
Redemption of preferred stock	-	(28,000)
Dividends paid - preferred stock	-	(286)
Dividends paid - common stock	(4,829)	(2,678)
Purchase of treasury shares	(732)	(432)
Issuance of common stock	114,889	-
Proceeds from exercise of stock options	1,006	412
Net cash provided by (used in) financing activities	53,376	(152,282)
Net increase in cash and due from banks	36,360	6,466
Cash and due from banks at beginning of period	78,036	62,955
Cash and due from banks at end of period	$114,396	$69,421
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid/(received) during the period for:
Interest	$11,106	$10,773
Income taxes	$2,739	$15,008
Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$9,838	$9,268
Purchased non-covered loans transferred to other real estate owned	$2,565	$1,955
Covered loans transferred to other real estate owned	$6,909	$10,840
Loans provided for the sales of other real estate owned	$4,996	$987
Change in unrealized gain on securities available for sale, net of tax	$(1,143)	$4,847
Change in unrealized loss on cash flow hedge (interest rate swap), net of tax	$(669)	$(489)
Issuance of common stock in acquisitions	$-	$34,474

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2015 the Bank operated 103 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Newly Issued Accounting Pronouncements

ASU 2015-16 – Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The standard also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements.

ASU 2015-03 – Interest – Imputation of Interest (“ASU 2015-03”). ASU 2015-03 simplifies presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. It should be applied on a retrospective basis. The Company is currently evaluating the impact this standard will have on the Company’s financial position or disclosures.

ASU 2015-02 – Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. ASU 2015-02 is effective for annual and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

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

ASU 2014-11 – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 impacted FASB ASC 860 Transfers and Servicing by changing the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures. An entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. An entity must also provide additional information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements although the required disclosures have been included in Note 8.

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

NOTE 2 – PENDING MERGER

On September 30, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Jacksonville Bancorp, Inc., a Florida corporation (“Jacksonville Bancorp”). The Jacksonville Bank is a wholly owned banking subsidiary of Jacksonville Bancorp that has eight full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as one virtual branch. Under the terms of the Merger Agreement, Jacksonville Bancorp shareholders will receive either 0.5861 shares of Ameris common stock or $16.50 in cash for each share of Jacksonville Bancorp common stock or nonvoting common stock they hold, subject to the total consideration being allocated 75% stock and 25% cash. As of June 30, 2015, Jacksonville Bancorp reported assets of $501.9 million, gross loans of $385.7 million and deposits of $426.2 million. The purchase price will be allocated among the net assets of Jacksonville Bancorp acquired as appropriate, with the remaining balance being reported as goodwill. The Merger Agreement has been unanimously approved by the board of directors of each company. The transaction is expected to close in the first quarter of 2016 and is subject to customary closing conditions, regulatory approvals and the approval of Jacksonville Bancorp’s shareholders.

NOTE 3– BUSINESS COMBINATIONS

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

The following table presents the assets acquired and liabilities assumed as of June 12, 2015 and their fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by Bank of America	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$630,220	$-		$-		$630,220
Loans	4,363	-		-		4,363
Premises and equipment	10,348	1,060	(a)	(755	)(d)	10,917
Intangible assets	-	7,651	(b)	985	(e)	8,636
Other assets	126			264	(f)	126
Total assets	$645,057	$8,711		$494		$654,262
Liabilities
Deposits:
Noninterest-bearing	$149,854	$-		$-		$149,854
Interest-bearing	495,110	(215	)(c)	-		494,895
Total deposits	644,964	(215)		-		644,749
Other liabilities	93	-		-		93
Total liabilities	645,057	(215)		-		644,842
Net identifiable assets acquired over (under) liabilities assumed	-	8,926		494		9,420
Goodwill	-	11,076		(494)		10,582
Net assets acquired over (under) liabilities assumed	$-	$20,002		$-		$20,002
Consideration:
Cash paid as deposit premium	$20,002
Fair value of total consideration transferred	$20,002

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the premise and equipment as of the acquisition date.

(b)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(c)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

(d)	Adjustment reflects additional recording of fair value adjustment of the premise and equipment.

(e)	Adjustment reflects additional recording of core deposit intangible on the acquired core deposit accounts.

(f)	Adjustment reflects recording of deferred tax asset.

Goodwill of $10.6 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the branch acquisition and is the result of expected operational synergies and other factors.

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

The following table presents the assets acquired and liabilities of Merchants assumed as of May 22, 2015 and their fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by Merchants	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$7,527	$-		$-		$7,527
Federal funds sold and interest-bearing balances	106,188	-		-		106,188
Investment securities	164,421	(553	)(a)	(639	)(j)	163,229
Other investments	872	-		-		872
Loans	199,955	(8,500	)(b)	-		191,455
Less allowance for loan losses	(3,354)	3,354	(c)	-		-
Loans, net	196,601	(5,146)		-		191,455
Other real estate owned	4,082	(1,115	)(d)	-		2,967
Premises and equipment	14,614	(3,680	)(e)	-		10,934
Intangible assets	-	4,577	(f)	(634	)(k)	3,943
Other assets	2,333	2,335	(g)	446	(l)	5,114
Total assets	$496,638	$(3,582)		$(827)		$492,229

Liabilities
Deposits:
Noninterest-bearing	$121,708	$-		$-		$121,708
Interest-bearing	286,112	-		-		286,112
Total deposits	407,820	-		-		407,820
Federal funds purchased and securities sold under agreements to repurchase	41,588	-		-	(m)	41,588
Other liabilities	2,151	81	(h)	-		2,232
Subordinated deferrable interest debentures	6,186	(2,680	)(i)	-		3,506
Total liabilities	457,745	(2,599)		-		455,146
Net identifiable assets acquired over (under) liabilities assumed	38,893	(983)		(827)		37,083
Goodwill	-	12,090		827		12,917
Net assets acquired over (under) liabilities assumed	$38,893	$11,107		$-		$50,000
Consideration:
Cash exchanged for shares	$50,000
Fair value of total consideration transferred	$50,000

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Merchant’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired premises.

(f)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(g)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of interest rate swap liabilities.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(j)	Adjustment reflects the additional fair value adjustments of the available for sale portfolio as of the acquisition date.

(k)	Adjustment reflects adjustment to the core deposit intangible on the acquired core deposit accounts.

(l)	Adjustment reflects the additional deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(m)	Subsequent to acquisition, the acquired securities sold under agreements to repurchase were converted to deposit accounts and are no longer reported as securities sold under agreements to repurchase on the Consolidated Balance Sheet as of September 30, 2015.

Goodwill of $12.9 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the Merchants acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

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

Contractually required principal and interest	$24,446
Non-accretable difference	(3,814)
Cash flows expected to be collected	20,632
Accretable yield	(3,254)
Total purchased credit-impaired loans acquired	$17,378

The following table presents the acquired loan data for the Merchants acquisition.

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
	(Dollars in Thousands)
Acquired receivables subject to ASC 310-30	$17,378	$24,446	$3,814
Acquired receivables not subject to ASC 310-30	$174,077	$178,763	$-

Coastal Bankshares, Inc.

On June 30, 2014, the Company completed its acquisition of The Coastal Bankshares, Inc. (“Coastal”), a bank holding company headquartered in Savannah, Georgia.  Upon consummation of the acquisition, Coastal was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Coastal’s wholly owned banking subsidiary, The Coastal Bank (“Coastal Bank”), was also merged with and into the Bank. The acquisition grew the Company’s existing market presence, as Coastal Bank had a total of six banking locations in Chatham, Liberty and Effingham Counties, Georgia. Coastal’s common shareholders received 0.4671 of a share of the Company's common stock in exchange for each share of Coastal’s common stock. As a result, the Company issued 1,598,998 common shares at a fair value of $34.5 million and paid $2.8 million cash in exchange for outstanding warrants.

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

The following table presents the assets acquired and liabilities of Coastal assumed as of June 30, 2014 and their fair value estimates:

(Dollars in Thousands)	As Recorded by Coastal	Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$3,895	$-		$3,895
Federal funds sold and interest-bearing balances	15,923	-		15,923
Investment securities	67,266	(500	)(a)	66,766
Other investments	975	-		975
Mortgage loans held for sale	7,288	-		7,288
Loans	296,141	(16,700	)(b)	279,441
Less allowance for loan losses	(3,218)	3,218	(c)	-
Loans, net	292,923	(13,482)		279,441
Other real estate owned	14,992	(6,935	)(d)	8,057
Premises and equipment	11,882	-		11,882
Intangible assets	507	4,035	(e)	4,542
Cash value of bank owned life insurance	7,812	-		7,812
Other assets	14,898	(601	)(f)	14,297
Total assets	$438,361	$(17,483)		$420,878
Liabilities
Deposits:
Noninterest-bearing	$80,012	$-		$80,012
Interest-bearing	289,012	-		289,012
Total deposits	369,024	-		369,024
Federal funds purchased and securities sold under agreements to repurchase	5,428	-		5,428
Other borrowings	22,005	-		22,005
Other liabilities	6,192	-		6,192
Subordinated deferrable interest debentures	15,465	(6,413	)(g)	9,052
Total liabilities	418,114	(6,413)		411,701
Net identifiable assets acquired over (under) liabilities assumed	20,247	(11,070)		9,177
Goodwill	-	28,093		28,093
Net assets acquired over (under) liabilities assumed	$20,247	$17,023		$37,270
Consideration:
Ameris Bancorp common shares issued	1,598,998
Purchase price per share of the Company's common stock	$21.56
Company common stock issued	34,474
Cash exchanged for shares	2,796
Fair value of total consideration transferred	$37,270

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Coastal’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(f)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(g)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net interest income and noninterest income	$72,377	$60,613	$195,685	$177,067
Net income (loss)	$15,627	$12,798	$26,366	$29,961
Net income (loss) available to common stockholders	$15,627	$12,798	$26,366	$29,675
Income (loss) per common share available to common stockholders – basic	$0.49	$0.48	$0.83	$1.09
Income (loss) per common share available to common stockholders – diluted	$0.48	$0.47	$0.82	$1.07
Average number of shares outstanding, basic	32,195	26,773	31,614	27,304
Average number of shares outstanding, diluted	32,553	27,161	31,962	27,698

A rollforward of purchased non-covered loans for the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014 is shown below:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Balance, January 1	$674,239	$448,753	$448,753
Charge-offs, net of recoveries	(814)	(84)	-
Additions due to acquisitions	195,818	279,441	279,441
Accretion	8,055	9,745	6,171
Transfers to purchased non-covered other real estate owned	(2,565)	(4,160)	(1,425)
Transfer from covered loans due to loss-share expiration	15,462	15,475	-
Payments received	(123,311)	(74,931)	(59,216)
Other	610	-	-
Ending balance	$767,494	$674,239	$673,724

The following is a summary of changes in the accretable discounts of purchased non-covered loans during the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Balance, January 1	$25,716	$26,189	$26,189
Additions due to acquisitions	4,686	7,799	7,799
Accretion	(8,055)	(9,745)	(5,840)
Accretable discounts removed due to charge-offs	(1,686)	-	-
Transfers between non-accretable and accretable discounts, net	(106)	1,473	916
Ending balance	$20,555	$25,716	$29,064

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2015, December 31, 2014 and September 30, 2014 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2015:
U. S. government agencies	$14,957	$26	$(15)	$14,968
State, county and municipal securities	161,509	3,875	(519)	164,865
Corporate debt securities	5,901	150	(19)	6,032
Mortgage-backed securities	622,313	5,208	(2,001)	625,520
Total securities	$804,680	$9,259	$(2,554)	$811,385

December 31, 2014:
U. S. government agencies	$14,953	$-	$(275)	$14,678
State, county and municipal securities	137,873	3,935	(433)	141,375
Corporate debt securities	10,812	228	-	11,040
Mortgage-backed securities	369,581	6,534	(1,403)	374,712
Total securities	$533,219	$10,697	$(2,111)	$541,805

September 30, 2014:
U. S. government agencies	$14,951	$-	$(491)	$14,460
State, county and municipal securities	134,641	3,708	(714)	137,635
Corporate debt securities	10,801	237	(73)	10,965
Mortgage-backed securities	364,399	4,493	(2,443)	366,449
Total securities	$524,792	$8,438	$(3,721)	$529,509

The amortized cost and fair value of available-for-sale securities at September 30, 2015 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$4,574	$4,604
Due from one year to five years	48,907	50,206
Due from five to ten years	63,934	65,751
Due after ten years	64,952	65,304
Mortgage-backed securities	622,313	625,520
	$804,680	$811,385

Securities with a carrying value of approximately $381.9 million serve as collateral to secure public deposits and for other purposes required or permitted by law at September 30, 2015, compared with $286.6 million and $265.9 million at December 31, 2014 and September 30, 2014, respectively.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2015, December 31, 2014 and September 30, 2014.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2015:
U. S. government agencies	$-	$-	$4,985	$(15)	$4,985	$(15)
State, county and municipal securities	28,339	(297)	10,451	(222)	38,790	(519)
Corporate debt securities	894	(19)	-	-	894	(19)
Mortgage-backed securities	213,439	(1,184)	30,708	(817)	244,147	(2,001)

Total temporarily impaired securities	$242,672	$(1,500)	$46,144	$(1,054)	$288,816	$(2,554)

December 31, 2014:
U. S. government agencies	$-	$-	$14,678	$(275)	$14,678	$(275)
State, county and municipal securities	15,038	(70)	19,665	(363)	34,703	(433)
Corporate debt securities	-	-	-	-	-	-
Mortgage-backed securities	36,760	(221)	46,812	(1,182)	83,572	(1,403)

Total temporarily impaired securities	$51,798	$(291)	$81,155	$(1,820)	$132,953	$(2,111)

September 30, 2014:
U. S. government agencies	$-	$-	$14,460	$(491)	$14,460	$(491)
State, county and municipal securities	10,296	(98)	22,696	(616)	32,992	(714)
Corporate debt securities	-	-	4,997	(73)	4,997	(73)
Mortgage-backed securities	71,050	(416)	51,314	(2,027)	122,364	(2,443)

Total temporarily impaired securities	$81,346	$(514)	$93,467	$(3,207)	$174,813	$(3,721)

As of September 30, 2015, the Company’s security portfolio consisted of 369 securities, 111 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and state, county and municipal securities, as discussed below.

At September 30, 2015, the Company held 84 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

At September 30, 2015, the Company held 24 state, county and municipal securities, one U.S. government-sponsored agency security, and two corporate securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

During the first nine months of 2015 and 2014, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. During the third quarter of 2015, the Company received all interest payments due on a security that had previously deferred interest since the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at September 30, 2015, December 31, 2014 or September 30, 2014.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2015, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2015, these investments are not considered impaired on an other-than-temporary basis.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the nine months ended September 30, 2015, year ended December 31, 2014 and nine months ended September 30, 2014:

	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
Gross gains on sales of securities	$396	$141	$141
Gross losses on sales of securities	(259)	(3)	(3)
Net realized gains on sales of securities available for sale	$137	$138	$138
Sales proceeds	$69,208	$94,051	$92,975

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

Real estate loans include construction and development loans, commercial and farmland loans and residential loans. Construction and development loans include loans for the development of residential neighborhoods, one-to-four family residential construction loans to builders and consumers, and commercial real estate construction loans, primarily for owner-occupied properties. The Company limits its construction lending risk through adherence to established underwriting procedures. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Company's residential loans represent permanent mortgage financing and are secured by residential properties located within the Bank's market areas.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural	$427,747	$319,654	$334,783
Real estate – construction and development	220,798	161,507	154,315
Real estate – commercial and farmland	1,067,828	907,524	882,160
Real estate – residential	532,285	456,106	436,515
Consumer installment	31,299	30,782	31,403
Other	10,692	14,308	9,583
	$2,290,649	$1,889,881	$1,848,759

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the FDIC, including purchased loans where the loss-sharing agreement with the FDIC has expired. Purchased non-covered loans totaling $767.5 million, $674.2 million and $673.7 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, are not included in the above schedule.

Purchased non-covered loans are shown below according to major loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural	$42,350	$38,041	$38,077
Real estate – construction and development	71,109	58,362	60,262
Real estate – commercial and farmland	385,032	306,706	296,790
Real estate – residential	263,312	266,342	273,347
Consumer installment	5,691	4,788	5,248
	$767,494	$674,239	$673,724

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of September 30, 2015, purchased loan pools totaled $410.1 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $402.1 million and $8.0 million of purchase premium paid at acquisition. At September 30, 2015, all loans included in the purchased loan pools were performing current loans, all risk-rated grade 20. The Company did not have any purchased loan pools at December 31, 2014 or September 30, 2014.

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $191.0 million, $271.3 million and $313.6 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, are not included in the above schedules.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural	$13,349	$21,467	$22,545
Real estate – construction and development	14,266	23,447	27,756
Real estate – commercial and farmland	103,399	147,627	180,566
Real estate – residential	59,835	78,520	82,445
Consumer installment	172	218	277
	$191,021	$271,279	$313,589

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural	$1,995	$1,672	$2,695
Real estate – construction and development	1,753	3,774	3,037
Real estate – commercial and farmland	11,645	8,141	8,983
Real estate – residential	4,810	7,663	7,608
Consumer installment	355	478	487
	$20,558	$21,728	$22,810

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural	$214	$175	$54
Real estate – construction and development	916	1,119	1,969
Real estate – commercial and farmland	4,728	10,242	8,776
Real estate – residential	5,464	6,644	6,132
Consumer installment	52	69	76
	$11,374	$18,249	$17,007

 The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural	$7,916	$8,541	$8,441
Real estate – construction and development	2,934	7,601	8,896
Real estate – commercial and farmland	18,164	12,584	14,617
Real estate – residential	3,979	6,595	7,227
Consumer installment	91	91	102
	$33,084	$35,412	$39,283

The following table presents an aging analysis of loans, excluding purchased non-covered and covered past due loans as of September 30, 2015, December 31, 2014 and September 30, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$781	$714	$1,799	$3,294	$424,453	$427,747	$-
Real estate – construction & development	1,184	417	1,753	3,354	217,444	220,798	-
Real estate – commercial & farmland	4,275	399	8,082	12,756	1,055,072	1,067,828	-
Real estate – residential	6,424	1,558	4,247	12,229	520,056	532,285	-
Consumer installment loans	326	82	227	635	30,664	31,299	-
Other	-	-	-	-	10,692	10,692	-
Total	$12,990	$3,170	$16,108	$32,268	$2,258,381	$2,290,649	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$900	$233	$1,577	$2,710	$316,944	$319,654	$-
Real estate – construction & development	1,382	286	3,367	5,035	156,472	161,507	-
Real estate – commercial & farmland	2,859	635	7,668	11,162	896,362	907,524	-
Real estate – residential	3,953	2,334	6,755	13,042	443,064	456,106	-
Consumer installment loans	634	158	366	1,158	29,624	30,782	1
Other	-	-	-	-	14,308	14,308	-
Total	$9,728	$3,646	$19,733	$33,107	$1,856,774	$1,889,881	$1

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$271	$400	$2,483	$3,154	$331,629	$334,783	$-
Real estate – construction & development	1,232	285	2,899	4,416	149,899	154,315	-
Real estate – commercial & farmland	3,025	484	8,918	12,427	869,733	882,160	-
Real estate – residential	4,416	2,085	7,303	13,804	422,711	436,515	-
Consumer installment loans	333	113	396	842	30,561	31,403	-
Other	-	-	-	-	9,583	9,583	-
Total	$9,277	$3,367	$21,999	$34,643	$1,814,116	$1,848,759	$-

The following table presents an analysis of purchased non-covered past due loans as of September 30, 2015, December 31, 2014 and September 30, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$140	$11	$112	$263	$42,087	$42,350	$-
Real estate – construction & development	322	-	459	781	70,328	71,109	-
Real estate – commercial & farmland	2,681	613	3,391	6,685	378,347	385,032	-
Real estate – residential	3,822	1,672	4,901	10,395	252,917	263,312	-
Consumer installment loans	5	-	49	54	5,637	5,691	-
Total	$6,970	$2,296	$8,912	$18,178	$749,316	$767,494	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2014:
Commercial, financial & agricultural	$461	$90	$175	$726	$37,315	$38,041	$-
Real estate – construction & development	790	1,735	1,117	3,642	54,720	58,362	-
Real estate – commercial & farmland	2,107	1,194	9,529	12,830	293,876	306,706	-
Real estate – residential	6,907	1,401	6,369	14,677	251,665	266,342	-
Consumer installment loans	82	-	65	147	4,641	4,788	-
Total	$10,347	$4,420	$17,255	$32,022	$642,217	$674,239	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$33	$46	$55	$134	$37,943	$38,077	$-
Real estate – construction & development	520	135	3,069	3,724	56,538	60,262	1,100
Real estate – commercial & farmland	3,497	1,227	8,266	12,990	283,800	296,790	258
Real estate – residential	3,915	1,440	5,929	11,284	262,063	273,347	-
Consumer installment loans	36	5	76	117	5,131	5,248	-
Total	$8,001	$2,853	$17,395	$28,249	$645,475	$673,724	$1,358

The following table presents an aging analysis of covered loans as of September 30, 2015, December 31, 2014 and September 30, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$40	$48	$7,886	$7,974	$5,375	$13,349	$-
Real estate – construction & development	1,548	68	2,408	4,024	10,242	14,266	-
Real estate – commercial & farmland	1,003	550	6,573	8,126	95,273	103,399	-
Real estate – residential	2,612	783	2,140	5,535	54,300	59,835	-
Consumer installment loans	-	-	49	49	123	172	-
Total	$5,203	$1,449	$19,056	$25,708	$165,313	$191,021	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$451	$136	$1,878	$2,465	$19,002	$21,467	$-
Real estate – construction & development	238	226	6,703	7,167	16,280	23,447	-
Real estate – commercial & farmland	4,371	1,486	7,711	13,568	134,059	147,627	714
Real estate – residential	3,464	962	5,656	10,082	68,438	78,520	-
Consumer installment loans	10	-	91	101	117	218	-
Total	$8,534	$2,810	$22,039	$33,383	$237,896	$271,279	$714

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$568	$188	$1,978	$2,734	$19,811	$22,545	$-
Real estate – construction & development	632	72	8,659	9,363	18,393	27,756	-
Real estate – commercial & farmland	7,100	322	8,930	16,352	164,214	180,566	305
Real estate – residential	2,694	1,473	5,563	9,730	72,715	82,445	65
Consumer installment loans	2	7	101	110	167	277	-
Total	$10,996	$2,062	$25,231	$38,289	$275,300	$313,589	$370

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

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Period Ended
	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
Nonaccrual loans	$20,558	$21,728	$22,810
Troubled debt restructurings not included above	12,075	12,759	17,261
Total impaired loans	$32,633	$34,487	$40,071

Quarter-to-date interest income recognized on impaired loans	$241	$237	$332
Year-to-date interest income recognized on impaired loans	$635	$1,991	$1,754
Quarter-to-date foregone interest income on impaired loans	$309	$323	$353
Year-to-date foregone interest income on impaired loans	$939	$1,491	$1,168

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of September 30, 2015, December 31, 2014 and September 30, 2014:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$3,761	$471	$1,762	$2,233	$528	$3,289	$2,458
Real estate – construction & development	3,757	230	2,361	2,591	731	2,503	3,384
Real estate – commercial & farmland	18,652	5,870	11,494	17,364	1,635	16,459	15,684
Real estate – residential	11,549	1,752	8,266	10,018	1,872	10,185	11,509
Consumer installment loans	524	-	426	426	7	483	487
Total	$38,243	$8,323	$24,309	$32,632	$4,773	$32,919	$33,522

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$3,387	$6	$1,956	$1,962	$395	$2,457	$3,021
Real estate – construction & development	8,325	448	4,005	4,453	771	4,703	5,368
Real estate – commercial & farmland	17,514	4,967	9,651	14,618	1,859	15,341	15,972
Real estate – residential	15,571	3,514	9,407	12,921	974	14,244	16,317
Consumer installment loans	618	-	533	533	9	527	519
Total	$45,415	$8,935	$25,552	$34,487	$4,008	$37,272	$41,197

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$4,445	$8	$2,943	$2,951	$631	$2,402	$3,285
Real estate – construction & development	8,824	211	4,743	4,954	612	5,243	5,596
Real estate – commercial & farmland	18,955	7,311	8,753	16,064	1,698	16,242	16,312
Real estate – residential	18,251	5,635	9,946	15,581	1,286	15,356	17,169
Consumer installment loans	606	-	521	521	10	517	516

Total	$51,081	$13,165	$26,906	$40,071	$4,237	$39,760	$42,878

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Period Ended
	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
Nonaccrual loans	$11,374	$18,249	$17,007
Troubled debt restructurings not included above	7,188	1,212	583
Total impaired loans	$18,562	$19,461	$17,590

Quarter-to-date interest income recognized on impaired loans	$158	$64	$27
Year-to-date interest income recognized on impaired loans	$342	$132	$68
Quarter-to-date foregone interest income on impaired loans	$198	$521	$587
Year-to-date foregone interest income on impaired loans	$1,121	$1,759	$1,239

The following table presents an analysis of information pertaining to purchased non-covered impaired loans as of September 30, 2015, December 31, 2014 and September 30, 2014:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$1,137	$214	$-	$214	$-	$262	$224
Real estate – construction & development	9,211	1,268	-	1,268	-	1,563	1,419
Real estate – commercial & farmland	13,399	8,799	-	8,799	-	11,245	10,724
Real estate – residential	12,443	8,224	-	8,224	-	8,255	7,845
Consumer installment loans	74	57	-	57	-	76	63
Total	$36,264	$18,562	$-	$18,562	$-	$21,402	$20,275

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$1,366	$175	$-	$175	$-	$277	$165
Real estate – construction & development	5,161	1,436	-	1,436	-	2,242	1,643
Real estate – commercial & farmland	15,007	10,588	-	10,588	-	11,148	7,484
Real estate – residential	12,283	7,191	-	7,191	-	8,447	7,084
Consumer installment loans	172	71	-	71	-	124	68
Total	$33,989	$19,461	$-	$19,461	$-	$22,238	$16,444

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$438	$54	$-	$54	$-	$98	$81
Real estate – construction & development	3,794	2,274	-	2,274	-	2,273	1,501
Real estate – commercial & farmland	12,354	8,776	-	8,776	-	7,712	5,976
Real estate – residential	9,610	6,407	-	6,407	-	6,533	6,233
Consumer installment loans	184	79	-	79	-	64	43
Total	$26,380	$17,590	$-	$17,590	$-	$16,680	$13,834

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
Nonaccrual loans	$33,084	$35,412	$39,283
Troubled debt restructurings not included above	16,576	22,619	22,757
Total impaired loans	$49,660	$58,031	$62,040

Quarter-to-date interest income recognized on impaired loans	$268	$443	$420
Year-to-date interest income recognized on impaired loans	$732	$2,057	$1,614
Quarter-to-date foregone interest income on impaired loans	$468	$571	$660
Year-to-date foregone interest income on impaired loans	$1,416	$3,123	$2,552

The following table presents an analysis of information pertaining to covered impaired loans as of September 30, 2015, December 31, 2014 and September 30, 2014:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$11,794	$7,918	$-	$7,918	$-	$8,625	$8,560
Real estate – construction & development	29,596	5,780	-	5,780	-	6,166	8,013
Real estate – commercial & farmland	41,724	21,265	-	21,265	-	20,697	21,380
Real estate – residential	18,097	14,605	-	14,605	-	14,881	16,465
Consumer installment loans	126	92	-	92	-	101	96
Total	$101,337	$49,660	$-	$49,660	$-	$50,470	$54,514

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$14,385	$8,582	$-	$8,582	$-	$8,525	$9,325
Real estate – construction & development	27,289	10,638	-	10,638	-	11,279	13,935
Real estate – commercial & farmland	31,309	20,663	-	20,663	-	21,890	28,057
Real estate – residential	22,860	18,054	-	18,054	-	18,242	20,776
Consumer installment loans	124	94	-	94	-	100	160
Total	$95,967	$58,031	$-	$58,031	$-	$60,036	$72,253

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2014:
Commercial, financial & agricultural	$11,356	$8,467	$-	$8,467	$-	$10,367	$9,511
Real estate – construction & development	13,268	11,920	-	11,920	-	11,484	14,760
Real estate – commercial & farmland	26,624	23,118	-	23,118	-	23,562	29,904
Real estate – residential	20,331	18,430	-	18,430	-	19,112	21,456
Consumer installment loans	134	105	-	105	-	116	177
Total	$71,713	$62,040	$-	$62,040	$-	$64,641	$75,808

Credit Quality Indicators

The Company uses a nine category risk grading system to assign a risk grade to each loan in the portfolio. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of certain mortgage loans serviced at a third party, mortgage warehouse lines and overdraft protection loans, which are treated as pools for risk-rating purposes. Relationships greater than $1.0 million and a sample of relationships greater than $250,000 are reviewed annually by the Bank’s independent internal loan review department. The following is a description of the general characteristics of the grades:

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of September 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$222,693	$294	$116	$1,490	$6,688	$-	$231,281
15	23,807	2,150	123,515	83,361	1,352	-	234,185
20	99,414	45,091	645,949	327,576	19,302	10,692	1,148,024
23	645	7,754	11,792	6,240	46	-	26,477
25	75,635	159,944	250,575	90,320	3,168	-	579,642
30	2,378	2,035	9,762	7,811	204	-	22,190
40	3,175	3,530	26,119	15,487	537	-	48,848
50	-	-	-	-	2	-	2
60	-	-	-	-	-	-	-
Total	$427,747	$220,798	$1,067,828	$532,285	$31,299	$10,692	$2,290,649

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$121,355	$268	$155	$226	$6,573	$-	$128,577
15	25,318	4,010	128,170	59,301	1,005	-	217,804
20	100,599	47,541	511,198	256,758	17,544	14,308	947,948
23	56	8,933	10,507	9,672	37	-	29,205
25	62,519	93,514	224,464	102,998	4,692	-	488,187
30	3,758	1,474	13,035	7,459	257	-	25,983
40	6,049	5,767	19,995	19,692	673	-	52,176
50	-	-	-	-	1	-	1
60	-	-	-	-	-	-	-
Total	$319,654	$161,507	$907,524	$456,106	$30,782	$14,308	$1,889,881

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of September 30, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$114,298	$171	$251	$479	$6,287	$-	$121,486
15	29,665	4,114	136,303	51,508	1,124	-	222,714
20	110,337	50,427	478,551	241,457	17,700	9,583	908,055
23	186	9,292	9,574	9,469	305	-	28,826
25	73,251	83,245	217,226	105,635	4,842	-	484,199
30	3,438	1,781	16,217	10,060	254	-	31,750
40	3,608	5,285	23,950	17,907	890	-	51,640
50	-	-	88	-	-	-	88
60	-	-	-	-	1	-	1
Total	$334,783	$154,315	$882,160	$436,515	$31,403	$9,583	$1,848,759

The following table presents the purchased non-covered loan portfolio by risk grade as of September 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$8,741	$-	$-	$-	$1,060	$-	$9,801
15	1,229	1,805	8,440	38,643	789	-	50,906
20	10,982	13,518	187,329	133,914	2,291	-	348,034
23	-	230	4,079	6,303	-	-	10,612
25	17,873	48,137	159,816	63,049	1,397	-	290,272
30	2,379	3,418	12,997	7,609	55	-	26,458
40	1,116	4,001	12,371	13,794	99	-	31,381
50	30	-	-	-	-	-	30
60	-	-	-	-	-	-	-
Total	$42,350	$71,109	$385,032	$263,312	$5,691	$-	$767,494

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$6,624	$-	$-	$290	$480	$-	$7,394
15	1,376	552	13,277	14,051	501	-	29,727
20	13,657	12,991	116,308	64,083	1,647	-	208,686
23	73	-	3,207	3,298	-	-	6,578
25	13,753	36,230	144,293	164,959	1,920	-	361,155
30	1,618	4,365	12,279	7,444	41	-	25,747
40	910	4,254	17,342	12,184	199	-	34,889
50	30	-	-	33	-	-	63
60	-	-	-	-	-	-	-
Total	$38,041	$58,362	$306,706	$266,342	$4,788	$-	$674,239

The following table presents the purchased non-covered loan portfolio by risk grade as of September 30, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$3,187	$-	$-	$292	$486	$-	$3,965
15	5,023	447	14,136	15,336	519	-	35,461
20	11,230	12,345	90,915	64,178	2,034	-	180,702
23	8	-	-	1,208	-	-	1,216
25	16,467	38,426	167,458	175,313	2,065	-	399,729
30	1,494	2,164	9,300	7,071	19	-	20,048
40	668	6,880	14,981	9,915	121	-	32,565
50	-	-	-	34	4	-	38
60	-	-	-	-	-	-	-
Total	$38,077	$60,262	$296,790	$273,347	$5,248	$-	$673,724

The following table presents the covered loan portfolio by risk grade as of September 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	478	115	-	-	593
20	327	1,147	16,211	12,304	42	-	30,031
23	53	-	4,783	6,396	-	-	11,232
25	4,476	8,241	53,126	27,795	37	-	93,675
30	4,060	1,965	5,539	5,481	-	-	17,045
40	4,431	2,913	23,262	7,744	93	-	38,443
50	-	-	-	-	-	-	-
60	2	-	-	-	-	-	2
Total	$13,349	$14,266	$103,399	$59,835	$172	$-	$191,021

The following table presents the covered loan portfolio by risk grade as of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	1	761	525	-	-	1,287
20	917	3,184	23,167	14,089	77	-	41,434
23	164	537	11,404	6,642	-	-	18,747
25	5,181	9,406	80,334	33,124	37	-	128,082
30	4,808	2,753	5,302	8,050	-	-	20,913
40	10,397	7,566	26,659	16,090	104	-	60,816
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$21,467	$23,447	$147,627	$78,520	$218	$-	$271,279

The following table presents the covered loan portfolio by risk grade as of September 30, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	2	795	531	-	-	1,328
20	1,302	3,380	33,200	15,957	71	-	53,910
23	145	547	14,640	5,815	-	-	21,147
25	5,687	11,725	89,201	35,344	41	-	141,998
30	4,827	3,006	8,808	8,649	43	-	25,333
40	10,584	9,096	33,922	16,149	122	-	69,873
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$22,545	$27,756	$180,566	$82,445	$277	$-	$313,589

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2015 and 2014 totaling $77.4 million and $16.4 million, respectively, under such parameters.

As of September 30, 2015, December 31, 2014 and September 30, 2014, the Company had a balance of $13.9 million, $15.3 million and $20.5 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $1.3 million, $2.2 million and $4.4 million in previous charge-offs on such loans at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $183,000, $231,000 and $2.2 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. At September 30, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ending September 30, 2015 and 2014, the Company modified loans as troubled debt restructurings, excluding purchased non-covered and covered loans, with principal balances of $4.3 million and $2.4 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased non-covered and covered loans, which occurred during the nine months ending September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$26	4	$62
Real estate – construction & development	2	15	5	264
Real estate – commercial & farmland	2	2,125	4	1,036
Real estate – residential	28	2,089	14	985
Consumer installment	13	47	13	50
Total	49	$4,302	40	$2,397

Troubled debt restructurings, excluding purchased non-covered and covered loans, with an outstanding balance of $2.6 million and $1.3 million defaulted during the nine months ended September 30, 2015 and 2014, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ending September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$18	-	$-
Real estate – construction & development	2	34	1	33
Real estate – commercial & farmland	5	1,011	1	65
Real estate – residential	18	1,473	5	289
Consumer installment	9	32	4	62
Total	38	$2,568	11	$449

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$238	8	$68
Real estate – construction & development	12	838	2	30
Real estate – commercial & farmland	15	5,719	4	943
Real estate – residential	51	5,209	16	759
Consumer installment	15	71	18	64
Total	97	$12,075	48	$1,864

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$290	2	$13
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	47	5,258	11	1,485
Consumer installment	11	55	11	73
Total	92	$12,759	32	$2,523

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$257	4	$507
Real estate – construction & development	11	1,917	4	196
Real estate – commercial & farmland	21	7,080	2	1,672
Real estate – residential	43	7,973	10	759
Consumer installment	9	34	12	93
Total	88	$17,261	32	$3,227

As of September 30, 2015, December 31, 2014 and September 30, 2014, the Company had a balance of $7.7 million, $1.2 million and $830,000, respectively, in troubled debt restructurings included in purchased non-covered loans. The Company has recorded $60,000 and $29,000 in previous charge-offs on such loans at September 30, 2015 and December 31, 2014, respectively. The Company had not recorded any previous charge-offs on such loans at September 30, 2014. At September 30, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ending September 30, 2015 and 2014, the Company modified purchased non-covered loans as troubled debt restructurings, with principal balances of $2.4 million and $830,000, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The Company transferred troubled debt restructurings with principal balances of $4.1 million from the covered loan category to the purchased non-covered loan category during the nine months ended September 30, 2015 due to the expiration of the loss-sharing agreements. The following table presents the purchased non-covered loans by class modified as troubled debt restructurings, which occurred during the nine months ending September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	-	$-
Real estate – construction & development	2	30	1	305
Real estate – commercial & farmland	3	622	-	-
Real estate – residential	7	1,730	6	522
Consumer installment	3	8	1	3
Total	16	$2,391	8	$830

Troubled debt restructurings included in purchased non-covered loans with an outstanding balance of $618,000 defaulted during the nine months ended September 30, 2015, and these defaults did not have a material impact on the Company’s allowance for loan loss. There were no troubled debt restructurings included in purchased non-covered loans that defaulted during the nine months ended September 30, 2014. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ending September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	-	-	-	-
Real estate – residential	2	618	-	-
Consumer installment	-	-	-	-
Total	2	$618	-	$-

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$1
Real estate – construction & development	1	351	2	30
Real estate – commercial & farmland	6	4,071	1	36
Real estate – residential	13	2,761	3	397
Consumer installment	2	5	2	3
Total	22	$7,188	9	$467

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	317	-	-
Real estate – commercial & farmland	1	346	-	-
Real estate – residential	6	547	1	25
Consumer installment	1	2	-	-
Total	9	$1,212	1	$25

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	305	-	-
Real estate – commercial & farmland	-	-	-	-
Real estate – residential	4	275	2	247
Consumer installment	1	3	-	-
Total	6	$583	2	$247

As of September 30, 2015, December 31, 2014 and September 30, 2014, the Company had a balance of $20.5 million, $24.6 million and $25.0 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $1.4 million, $1.8 million and $2.1 million in previous charge-offs on such loans at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. At September 30, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ending September 30, 2015 and 2014, the Company modified covered loans as troubled debt restructurings with principal balances of $2.5 million and $4.3 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the covered loans by class modified as troubled debt restructurings, during the nine months ending September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$-	-	$-
Real estate – construction & development	2	312	2	26
Real estate – commercial & farmland	5	1,492	7	2,550
Real estate – residential	12	679	26	1,677
Consumer installment	-	-	-	-
Total	20	$2,483	35	$4,253

Troubled debt restructurings of covered loans with an outstanding balance of $1.3 million and $1.3 million defaulted during the nine months ended September 30, 2015 and 2014, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ending September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	-	-	1	14
Real estate – commercial & farmland	3	177	2	227
Real estate – residential	9	1,088	12	1,060
Consumer installment	-	-	-	-
Total	12	$1,265	15	$1,301

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$-
Real estate – construction & development	3	2,847	3	325
Real estate – commercial & farmland	9	3,101	8	2,449
Real estate – residential	96	10,625	17	1,167
Consumer installment	1	1	-	-
Total	110	$16,576	30	$3,941

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$40	2	$-
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	14	8,079	5	1,082
Real estate – residential	96	11,460	8	831
Consumer installment	1	3	-	-
Total	117	$22,619	17	$1,942

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$26	1	$3
Real estate – construction & development	3	3,024	3	56
Real estate – commercial & farmland	15	8,501	6	1,225
Real estate – residential	94	11,202	13	965
Consumer installment	1	4	-	-
Total	114	$22,757	23	$2,249

Allowance for Loan Losses

The allowance for loan losses represents an allowance for probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by regulatory authorities, the Company further segregates the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to adjust the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in the Company’s markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of certain mortgage loans serviced at a third party, mortgage warehouse lines and overdraft protection loans, which are treated as pools for risk-rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor to be applied to the loan balance to determine the adequate amount of reserve. All relationships greater than $1.0 million and a sample of relationships greater than $250,000 are reviewed annually by the Bank’s independent internal loan review department. As a result of these loan reviews, certain loans may be identified as having deteriorating credit quality. Other loans that surface as problem loans may also be assigned specific reserves. Past due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the independent internal loan review department.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015, the year ended December 31, 2014 and the three and nine months ended September 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Three months ended September 30, 2015:
Balance, June 30, 2015	$1,426	$5,365	$8,381	$4,805	$1,681	$-	$-	$21,658
Provision for loan losses	110	643	43	1,238	(1,386)	531	(193)	986
Loans charged off	(135)	(105)	(184)	(234)	(61)	(302)	(246)	(1,267)
Recoveries of loans previously charged off	117	6	272	54	33	173	439	1,094
Balance, September 30, 2015	$1,518	$5,909	$8,512	$5,863	$267	$402	$-	$22,471

Nine months ended September 30, 2015:
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157
Provision for loan losses	(66)	1,030	743	2,562	(721)	219	944	4,711
Loans charged off	(937)	(465)	(1,358)	(966)	(300)	(772)	(1,661)	(6,459)
Recoveries of loans previously charged off	517	314	304	138	117	955	717	3,062
Balance, September 30, 2015	$1,518	$5,909	$8,512	$5,863	$267	$402	$-	$22,471

Period-end amount allocated to:
Loans individually evaluated for impairment	$521	$708	$1,622	$1,848	$-	$-	$-	$4,699
Loans collectively evaluated for impairment	997	5,201	6,890	4,015	267	-	-	17,370
Loan pools collectively evaluated for impairment	-	-	-	-	-	402	-	402
Ending balance	$1,518	$5,909	$8,512	$5,863	$267	$402	$-	$22,471

Loans:
Individually evaluated for impairment	$1,286	$1,820	$13,306	$8,415	$-	$-	$-	$24,827
Collectively evaluated for impairment	426,461	218,978	1,054,522	523,870	41,991	668,614	83,974	3,018,410
Acquired with deteriorated credit quality	-	-	-	-	-	98,880	107,047	205,927
Loan pools collectively evaluated for impairment	-	-	-	-	-	410,072	-	410,072
Ending balance	$427,747	$220,798	$1,067,828	$532,285	$41,991	$1,177,566	$191,021	$3,659,236

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)

Three months ended December 31, 2014:
Balance, September 30, 2014	$2,581	$5,294	$8,632	$5,407	$298	$-	$-	$22,212
Provision for loan losses	(200)	(239)	1,133	(981)	937	80	158	888
Loans charged off	(468)	(74)	(1,033)	(368)	(128)	(80)	(337)	(2,488)
Recoveries of loans previously charged off	91	49	91	71	64	-	179	545
Balance, December 31, 2014	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157

Twelve months ended December 31, 2014:
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$-	$-	$22,377
Provision for loan losses	1,427	(265)	3,444	(452)	567	84	843	5,648
Loans charged off	(1,567)	(592)	(3,288)	(1,707)	(471)	(84)	(1,851)	(9,560)
Recoveries of loans previously charged off	321	349	274	254	486	-	1,008	2,692
Balance, December 31, 2014	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157

Period-end amount allocated to:
Loans individually evaluated for impairment	$375	$743	$1,861	$911	$-	$-	$-	$3,890
Loans collectively evaluated for impairment	1,629	4,287	6,962	3,218	1,171	-	-	17,267
Ending balance	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157

Loans:
Individually evaluated for impairment	$490	$3,709	$14,546	$8,904	$-	$-	$-	$27,649
Collectively evaluated for impairment	319,164	157,798	892,978	447,202	45,090	579,172	122,248	2,563,652
Acquired with deteriorated credit quality	-	-	-	-	-	95,067	149,031	244,098
Ending balance	$319,654	$161,507	$907,524	$456,106	$45,090	$674,239	$271,279	$2,835,399

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)

Three months ended September 30, 2014:
Balance, June 30, 2014	$2,185	$5,431	$8,317	$5,166	$1,155	$-	$-	$22,254
Provision for loan losses	540	63	1,237	595	(862)	4	92	1,669
Loans charged off	(191)	(296)	(953)	(406)	(129)	(4)	(376)	(2,355)
Recoveries of loans previously charged off	47	96	31	52	134	-	284	644
Balance, September 30, 2014	$2,581	$5,294	$8,632	$5,407	$298	$-	$-	$22,212

Nine months ended September 30, 2014:
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$-	$-	$22,377
Provision for loan losses	1,627	(26)	2,311	529	(370)	4	685	4,760
Loans charged off	(1,099)	(518)	(2,255)	(1,339)	(343)	(4)	(1,514)	(7,072)
Recoveries of loans previously charged off	230	300	183	183	422	-	829	2,147
Balance, September 30, 2014	$2,581	$5,294	$8,632	$5,407	$298	$-	$-	$22,212

Period-end amount allocated to:
Loans individually evaluated for impairment	$611	$540	$1,682	$1,272	$-	$-	$-	$4,105
Loans collectively evaluated for impairment	1,970	4,754	6,950	4,135	298	-	-	18,107
Ending balance	$2,581	$5,294	$8,632	$5,407	$298	$-	$-	$22,212

Loans:
Individually evaluated for impairment	$1,549	$3,078	$17,129	$11,860	$-	$-	$-	$33,616
Collectively evaluated for impairment	333,234	151,237	865,031	424,655	40,986	581,723	142,128	2,538,994
Acquired with deteriorated credit quality	-	-	-	-	-	92,001	171,461	263,462
Ending balance	$334,783	$154,315	$882,160	$436,515	$40,986	$673,724	$313,589	$2,836,072

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

At September 30, 2015, the Company’s FDIC loss-sharing receivable totaled $4.5 million, which is comprised of $10.7 million in indemnification asset (for reimbursements associated with anticipated losses in future quarters) and $1.5 million in current charge-offs and expenses already incurred but not yet submitted for reimbursement, less the accrued clawback liability of $7.7 million.

The following table summarizes components of all covered assets at September 30, 2015, December 31, 2014 and September 30, 2014 and their origin:

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset (clawback liability), net
As of September 30, 2015:
	(Dollars in Thousands)
AUB	$-	$-	$-	$-	$-	$-	$-	$115

USB	3,686	17	3,669	165	-	165	3,834	(1,453)

SCB	5,269	174	5,095	-	-	-	5,095	280

FBJ	13,826	991	12,835	984	171	813	13,648	679

DBT	44,112	3,107	41,005	5,044	624	4,420	45,425	(1,737)

TBC	16,813	481	16,332	1,480	116	1,364	17,696	(2,225)

HTB	45,345	3,999	41,346	2,985	955	2,030	43,376	4,108

OGB	28,309	1,971	26,338	320	39	281	26,619	1,517

CBG	48,397	3,996	44,401	3,474	344	3,130	47,531	3,222

Total	$205,757	$14,736	$191,021	$14,452	$2,249	$12,203	$203,224	$4,506

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset (clawback liability), net
As of December 31, 2014:
	(Dollars in Thousands)
AUB	$-	$-	$-	$-	$-	$-	$-	$188

USB	4,350	150	4,200	165	-	165	4,365	(1,197)

SCB	26,686	602	26,084	2,849	389	2,460	28,544	1,828

FBJ	21,243	1,825	19,418	632	-	632	20,050	1,885

DBT	64,338	6,437	57,901	6,655	514	6,141	64,042	6,860

TBC	23,487	1,117	22,370	2,388	367	2,021	24,391	3,287

HTB	52,699	5,120	47,579	3,670	1,283	2,387	49,966	6,459

OGB	42,971	3,785	39,186	2,244	39	2,205	41,391	3,906

CBG	60,950	6,409	54,541	4,805	909	3,896	58,437	8,135

Total	$296,724	$25,445	$271,279	$23,408	$3,501	$19,907	$291,186	$31,351

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC indemnification asset (clawback liability), net
As of September 30, 2014:
	(Dollars in Thousands)
AUB	$8,902	$-	$8.902	$666	$-	$666	$9,568	$882

USB	13,576	351	13,225	2,134	48	2,086	15,311	(439)

SCB	28,534	789	27,745	2,665	308	2,357	30,102	1,855

FBJ	22,421	2,346	20,075	1,578	90	1,488	21,563	2,138

DBT	75,683	8,531	67,152	9,804	1,024	8,780	75,932	9,337

TBC	25,577	1,465	24,112	3,552	394	3,158	27,270	2,542

HTB	54,317	5,761	48,556	3,477	1,239	2,238	50,794	7,152

OGB	48,889	4,160	44,729	2,244	39	2,205	46,934	5,803

CBG	67,273	8,180	59,093	7,195	1,290	5,905	64,998	8,963

Total	$345,172	$31,583	$313,589	$33,315	$4,432	$28,883	$342,472	$38,233

A rollforward of acquired covered loans for the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014 is shown below:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Balance, January 1	$271,279	$390,237	$390,237
Charge-offs	(5,062)	(9,255)	(7,570)
Accretion	8,105	22,188	20,822
Transfer to covered other real estate owned	(6,909)	(13,650)	(10,840)
Transfer to purchased, non-covered loans due to loss-share expiration	(15,462)	(15,475)	-
Payments received	(59,930)	(102,996)	(79,060)
Other	-	230	-
Ending balance	$191,021	$271,279	$313,589

The following is a summary of changes in the accretable discounts of acquired covered loans during the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Balance, January 1	$15,578	$25,493	$25,493
Accretion	(8,105)	(22,188)	(20,822)
Transfer to purchased, non-covered loans due to loss-share expiration	(84)	-	-
Transfers between non-accretable and accretable discounts, net	3,312	12,273	16,070
Ending balance	$10,701	$15,578	$20,741

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of September 30, 2015, December 31, 2014 and September 30, 2014, the Company has recorded a clawback liability of $7.7 million, $6.2 million and $5.9 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-share agreement. Changes in the FDIC shared-loss receivable for the nine months ended September 30, 2015, for the year ended December 31, 2014 and for the nine months ended September 30, 2014 are as follows:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Beginning balance, January 1	$31,351	$65,441	$65,441
Payments received from FDIC	(19,089)	(22,494)	(18,509)
Accretion (amortization)	(7,914)	(18,449)	(14,760)
Changes in clawback liability	(1,483)	(1,222)	(857)
Increase in receivable due to:
Charge-offs on covered loans	1,180	3,372	2,736
Write downs of covered other real estate	2,349	4,771	2,372
Reimbursable expenses on covered assets	2,312	1,078	3,410
Other activity, net	(4,200)	(1,146)	(1,600)
Ending balance	$4,506	$31,351	$38,233

NOTE 7. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Beginning balance, January 1	$33,160	$33,351	$33,351
Loans transferred to other real estate owned	9,838	11,972	9,268
Net gains (losses) on sale and write-downs	(9,583)	(4,585)	(2,164)
Sales proceeds	(12,685)	(7,578)	(5,135)
Ending balance	$20,730	$33,160	$35,320

The following is a summary of the activity in purchased, non-covered other real estate owned during the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Beginning balance, January 1	$15,585	$4,276	$4,276
Loans transferred to other real estate owned	2,565	4,160	1,955
Acquired in acquisitions	2,189	8,864	8,864
Transfer from covered other real estate owned due to loss-share expiration	75	1,226	-
Net gains (losses) on sale and write-downs	326	828	404
Sales proceeds	(9,202)	(3,769)	(1,839)
Ending balance	$11,538	$15,585	$13,660

The following is a summary of the activity in covered other real estate owned during the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Beginning balance, January 1	$19,907	$45,893	$45,893
Loans transferred to other real estate owned	6,909	13,650	10,839
Transfer from covered other real estate owned due to loss-share expiration	(75)	(1,226)	-
Net gains (losses) on sale and write-downs	(2,936)	(5,965)	(2,909)
Sales proceeds	(11,602)	(32,445)	(24,940)
Ending balance	$12,203	$19,907	$28,883

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At September 30, 2015, December 31, 2014 and September 30, 2014, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at September 30, 2015, December 31, 2014 and September 30, 2014:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Securities sold under agreements to repurchase	$51,506	$73,310	$32,351
Total	$51,506	$73,310	$32,351

At September 30, 2015, December 31, 2014 and September 30, 2014, the investment securities underlying these agreements were all mortgage-backed securities.

NOTE 9 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At September 30, 2015, December 31, 2014 and September 30, 2014, there were $39.0 million, $78.9 million and $147.4 million, respectively, outstanding borrowings with the Company’s correspondent banks. Other borrowings consist of the following:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Daily Rate Credit from Federal Home Loan Bank with a fixed interest rate of 0.36%	$-	$35,000	$75,000
Advance from Federal Home Loan Bank with a fixed interest rate of 0.16%, due October 24, 2014	-	-	25,000
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 3.50% (3.78% at September 30, 2015 and 3.73% at December 31, 2014 and September 30, 2014) due in August 2016, secured by subsidiary bank stock	24,000	24,000	22,500
Advance from correspondent bank with a fixed interest rate of 4.50%, due November 27, 2017, secured by subsidiary bank loan receivable	-	4,881	4,909
Subordinated debt issued by Prosperity Bank due June 2016 with an interest rate of 90-day LIBOR plus 1.60% (1.83% at September 30, 2014)	-	-	5,000
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (2.09% at September 30, 2015, 1.99% at December 31, 2014 and 1.98% at September 30, 2014)	15,000	15,000	15,000
Total	$39,000	$78,881	$147,409

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2015, $302.1 million was available for borrowing on lines with the FHLB.

As of September 30, 2015, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $65 million. The Company also participates in the Federal Reserve discount window borrowings. At September 30, 2015, the Company had $675.5 million of loans pledged at the Federal Reserve discount window and had $468.2 million available for borrowing.

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014

Commitments to extend credit	$500,631	$293,517	$284,202

Unused lines of credit	$53,465	$49,567	$48,606

Financial standby letters of credit	$11,929	$9,683	$9,168

Mortgage interest rate lock commitments	$79,635	$38,868	$53,790

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013.  The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower.  As of September 30, 2015, the Company believes that it has valid bases in law and fact to overturn on appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company's assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of September 30, 2015 and 2014:

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$508	$5,590	$6,098
Reclassification for gains included in net income	-	(89)	(89)
Current year changes	(669)	(1,143)	(1,812)
Balance, September 30, 2015	$(161)	$4,358	$4,197

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$1,397	$(1,691)	$(294)
Reclassification for gains included in net income	-	(90)	(90)
Current year changes	(489)	4,847	4,358
Balance, September 30, 2014	$908	$3,066	$3,974

NOTE 12 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Share Data in Thousands)		(Share Data in Thousands)
Basic shares outstanding	32,195	26,773	31,614	25,705
Plus: Dilutive effect of ISOs	126	111	118	116
Plus: Dilutive effect of Restricted grants	232	277	230	278
Diluted shares outstanding	32,553	27,161	31,962	26,099

For the three-and nine-month periods ended September 30, 2015, there were no potential common shares with strike prices that would cause them to be anti-dilutive. For the three-and nine-month periods ended September 30, 2014, the Company has excluded 112,000 and 110,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of earnings and comprehensive income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $3.3 million and $3.2 million resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2015 and 2014, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking activity” in the Consolidated Statements of Earnings and Comprehensive Income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2015, December 31, 2014 and September 30, 2014:

	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
Aggregate Fair Value of Mortgage Loans held for sale	$111,807	$94,759	$110,059

Aggregate Unpaid Principal Balance	$108,179	$90,418	$105,882

Past due loans of 90 days or more	$-	$-	$-

Nonaccrual loans	$-	$-	$-

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of September 30, 2015, December 31, 2014 and September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2015, December 31, 2014 and September 30, 2014 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of September 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$14,968	$-	$14,968	$-
State, county and municipal securities	164,865	-	164,865	-
Corporate debt securities	6,032	-	3,532	2,500
Mortgage-backed securities	625,520	-	625,520	-
Mortgage loans held for sale	111,807	-	111,807	-
Mortgage banking derivative instruments	3,025	-	3,025	-
Total recurring assets at fair value	$926,217	$-	$923,717	$2,500

Derivative financial instruments	$2,028	$-	$2,028	$-
Total recurring liabilities at fair value	$2,028	$-	$2,028	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$14,678	$-	$14,678	$-
State, county and municipal securities	141,375	-	141,375	-
Corporate debt securities	11,040	-	8,540	2,500
Mortgage-backed securities	374,712	8,248	366,464	-
Mortgage loans held for sale	94,759	-	94,759	-
Mortgage banking derivative instruments	1,757	-	1,757	-
Total recurring assets at fair value	$638,321	$8,248	$627,573	$2,500

Derivative financial instruments	$1,315	$-	$1,315	$-
Mortgage banking derivative instruments	249	-	249	-
Total recurring liabilities at fair value	$1,564	$-	$1,564	$-

	Fair Value Measurements on a Recurring Basis As of September 30, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$14,460	$-	$14,460	$-
State, county and municipal securities	137,635	-	137,635	-
Corporate debt securities	10,965	-	8,465	2,500
Mortgage-backed securities	366,449	10,273	356,176	-
Mortgage loans held for sale	110,059	-	110,059	-
Mortgage banking derivative instruments	2,295	-	2,295	-
Total recurring assets at fair value	$641,863	$10,273	$629,090	$2,500

Derivative financial instruments	$807	$-	$807	$-
Total recurring liabilities at fair value	$807	$-	$807	$-

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2015, December 31, 2014 and September 30, 2014 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$27,859	$-	$-	$27,859
Other real estate owned	5,737	-	-	5,737
Purchased, non-covered other real estate owned	11,538	-	-	11,538
Covered other real estate owned	12,203	-	-	12,203
Total nonrecurring assets at fair value	$57,337	$-	$-	$57,337

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$30,479	$-	$-	$30,479
Purchased, non-covered other real estate owned	15,585	-	-	15,585
Covered other real estate owned	19,907	-	-	19,907
Total nonrecurring assets at fair value	$65,971	$-	$-	$65,971

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$35,834	$-	$-	$35,834
Purchased, non-covered other real estate owned	13,660	-	-	13,660
Covered other real estate owned	28,883	-	-	28,883
Total nonrecurring assets at fair value	$99,037	$-	$-	$99,037

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

For the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of September 30, 2015
Nonrecurring:
Impaired loans	$27,859	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	25%
Other real estate owned	$5,737	Third party appraisals, Sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	0% - 43%	14%
Purchased non-covered other real estate owned	$11,538	Third party appraisals	Collateral discounts and estimated costs to sell	0% -75%	20%
Covered other real estate owned	$12,203	Third party appraisals	Collateral discounts and estimated costs to sell	0% - 73%	12%
Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%

As of December 31, 2014
Nonrecurring:
Impaired loans	$30,479	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	20%
Purchased non-covered real estate owned	$15,585	Third party appraisals	Collateral discounts and estimated costs to sell	10% -96%	20%
Covered real estate owned	$19,907	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 90%	11%
Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%

As of September 30, 2014
Nonrecurring:
Impaired loans	$35,834	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	4% - 90%	28%
Purchased non-covered real estate owned	$13,660	Third party appraisals	Collateral discounts and estimated costs to sell	22% - 94%	18%
Covered real estate owned	$28,883	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 90%	12%
Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at September 30, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$114,396	$114,396	$-	$-	$114,396
Federal funds sold and interest-bearing accounts	120,925	120,925	-	-	120,925
Loans, net	3,720,713	-	-	3,711,522	3,711,522
FDIC loss-share receivable	4,506	-	-	(4,042)	(4,042)
Accrued interest receivable	20,062	20,062	-	-	20,062

Financial liabilities:
Deposits	$4,530,523	$-	$4,531,851	$-	$4,531,851
Securities sold under agreements to repurchase	51,506	51,506	-	-	51,506
Other borrowings	39,000	-	39,000	-	39,000
Accrued interest payable	1,149	1,149	-	-	1,149
Subordinated deferrable interest debentures	69,600	-	51,617	-	51,617

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$78,026	$78,026	$-	$-	$78,026
Federal funds sold and interest-bearing accounts	92,323	92,323	-	-	92,323
Loans, net	2,783,763	-	-	2,785,627	2,785,627
FDIC loss-share receivable	31,351	-	-	18,764	18,764
Accrued interest receivable	17,023	17,023	-	-	17,023

Financial liabilities:
Deposits	$3,431,149	$-	$3,432,059	$-	$3,432,059
Securities sold under agreements to repurchase	73,310	73,310	-	-	73,310
Other borrowings	78,881	-	78,881	-	78,881
Accrued interest payable	1,382	1,382	-	-	1,382
Subordinated deferrable interest debentures	65,325	-	46,564	-	46,564

		Fair Value Measurements at September 30, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$69,421	$69,421	$-	$-	$69,421
Federal funds sold and interest-bearing accounts	$40,165	$40,165	$-	$-	$40,165
Loans, net	$2,778,026	$-	$-	$2,773,291	$2,773,291
FDIC loss-share receivable	$38,233	$-	$-	$21,397	$21,397
Accrued interest receivable	$17,171	$17,171	$-	$-	$17,171

Financial liabilities:
Deposits	3,373,119	-	3,374,055	-	3,374,055
Securities sold under agreements to repurchase	32,351	32,351	-	-	32,351
Other borrowings	147,409	-	147,409	-	147,409
Accrued interest payable	1,444	1,444	-	-	1,444
Subordinated deferrable interest debentures	65,084	-	46,214	-	46,214

NOTE 14 – SEGMENT REPORTING

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$43,044	$2,485	$1,128	$742	$47,399
Provision for loan losses	960	26	-	-	986
Noninterest income	13,470	9,827	372	1,309	24,978
Noninterest expense
Salaries and employee benefits	17,921	6,138	137	738	24,934
Equipment and occupancy expenses	5,444	397	1	73	5,915
Data processing and telecommunications expenses	4,998	308	22	1	5,329
Other expenses	11,379	662	40	137	12,218
Total noninterest expense	39,742	7,505	200	949	48,396
Income before income tax expense	15,812	4,781	1,300	1,102	22,995
Income tax expense	4,854	1,673	455	386	7,368
Net income	10,958	3,108	845	716	15,627
Less preferred stock dividends	-	-	-	-	-
Net income available to common shareholders	$10,958	$3,108	$845	$716	$15,627
Total assets	$4,805,387	$216,640	$92,398	$101,875	$5,216,300
Intangible assets	$105,919	$-	$-	$-	$105,919

	Three Months Ended September 30, 2014
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$36,142	$1,636	$711	$643	$39,132
Provision for loan losses	994	675	-	-	1,669
Noninterest income	8,932	6,967	168	1,834	17,901
Noninterest expense
Salaries and employee benefits	14,819	4,340	69	998	20,226
Equipment and occupancy expenses	4,277	368	-	24	4,669
Data processing and telecommunications expenses	3,619	285	21	3	3,928
Other expenses	8,722	735	134	165	9,756
Total noninterest expense	31,437	5,728	224	1,190	38,579
Income before income tax expense	12,643	2,200	655	1,287	16,785
Income tax expense	3,672	770	229	450	5,122
Net income	8,971	1,430	426	837	11,663
Less preferred stock dividends	-	-	-	-	-
Net income available to common shareholders	$8,971	$1,430	$426	$837	$11,663
Total assets	$3,678,769	$176,812	$50,546	$93,281	$3,999,408
Intangible assets	$67,993	$-	$-	$-	$67,993

The following tables present selected financial information with respect to the Company’s reportable business segments for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$115,689	$6,009	$3,142	$2,079	$126,919
Provision for loan losses	4,343	368	-	-	4,711
Noninterest income	31,512	26,532	1,028	4,107	63,179
Noninterest expense
Salaries and employee benefits	48,958	16,257	363	2,453	68,031
Equipment and occupancy expenses	13,964	1,173	4	137	15,278
Data processing and telecommunications expenses	12,922	799	75	7	13,803
Other expenses	45,783	2,744	95	353	48,975
Total noninterest expense	121,627	20,973	537	2,950	146,087
Income before income tax expense	21,231	11,200	3,633	3,236	39,300
Income tax expense	6,277	3,920	1,272	1,133	12,601
Net income	14,954	7,280	2,361	2,103	26,699
Less preferred stock dividends	-	-	-	-	-
Net income available to common shareholders	$14,954	$7,280	$2,361	$2,103	$26,699

	Nine Months Ended September 30, 2014
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$102,415	$3,522	$1,264	$1,679	$108,880
Provision for loan losses	4,085	675	-	-	4,760
Noninterest income	23,742	18,883	418	3,431	46,474
Noninterest expense
Salaries and employee benefits	40,905	11,743	171	1,743	54,562
Equipment and occupancy expenses	11,778	969	1	56	12,804
Data processing and telecommunications expenses	10,535	728	43	16	11,322
Other expenses	26,855	2,764	232	597	30,448
Total noninterest expense	90,073	16,204	447	2,412	109,136
Income before income tax expense	31,999	5,526	1,235	2,698	41,458
Income tax expense	10,004	1,934	432	944	13,315
Net income	21,995	3,592	803	1,754	28,143
Less preferred stock dividends	286	-	-	-	286
Net income available to common shareholders	$21,709	$3,592	$803	$1,754	$27,857

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2015, as compared with December 31, 2014, and operating results for the three- and nine-month periods ended September 30, 2015 and 2014. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share data,						For Nine Months Ended
taxable equivalent) Results of Operations:	Third Quarter 2015	Second Quarter 2015	First Quarter 2015	Fourth Quarter 2014	Third Quarter 2014	September 30, 2015	September 30, 2014
Net interest income	$47,399	$40,688	$38,832	$41,006	$39,132	$126,919	$108,880
Net interest income (tax equivalent)	48,120	41,267	39,323	41,498	39,608	128,710	110,042
Provision for loan losses	986	2,656	1,069	888	1,669	4,711	4,760
Non-interest income	24,978	20,626	17,575	16,362	17,901	63,179	46,474
Non-interest expense	48,396	56,864	40,827	41,733	38,579	146,087	109,136
Income tax expense	7,368	486	4,747	4,167	5,122	12,601	13,315
Preferred stock dividends	-	-	-	-	-	-	286
Net income available to common shareholders	15,627	1,308	9,764	10,580	11,663	26,699	27,857
Selected Average Balances:
Mortgage loans held for sale	$102,961	$81,823	$75,831	$97,406	$83,751	$86,387	$62,506
Loans, net of unearned income	2,193,364	2,111,507	1,911,601	1,871,618	1,795,059	2,062,648	1,697,559
Purchased non-covered loans	788,351	671,705	650,331	659,472	688,452	702,117	538,802
Purchased loan pools	323,258	17,308	-	-	-	116,363	-
Covered loans	226,301	246,422	262,693	299,981	324,498	250,979	352,707
Investment securities	854,123	680,426	566,601	533,872	525,739	701,437	485,636
Earning assets	4,692,915	3,999,148	3,630,843	3,545,088	3,489,563	4,113,541	3,219,288
Assets	5,213,275	4,464,558	4,079,750	4,011,128	3,969,893	4,594,255	3,663,696
Deposits	4,539,715	3,770,253	3,432,127	3,427,251	3,382,810	3,925,479	3,124,245
Common shareholders’ equity	494,957	491,959	452,132	362,659	350,733	485,213	319,435
Period-End Balances:
Mortgage loans held for sale	$111,807	$108,829	$73,796	$94,759	$110,059	$111,807	$110,059
Loans, net of unearned income	2,290,649	2,171,600	1,999,420	1,889,881	1,848,759	2,290,649	1,848,759
Purchased non-covered loans	767,494	808,313	643,092	674,239	673,724	767,494	673,724
Purchased loan pools	410,072	268,984	-	-	-	410,072	-
Covered loans	191,021	209,598	245,745	271,279	313,589	191,021	313,589
Earning assets	4,703,353	4,669,282	3,698,540	3,564,286	3,515,805	4,703,353	3,515,805
Total assets	5,216,300	5,205,734	4,152,904	4,037,077	3,999,408	5,216,300	3,999,408
Total deposits	4,530,523	4,511,547	3,480,231	3,431,149	3,373,119	4,530,523	3,373,119
Common shareholders’ equity	502,300	486,770	489,783	366,028	353,830	502,300	353,830
Per Common Share Data:
Earnings per share - basic	$0.49	$0.04	$0.32	$0.40	$0.44	$0.84	$1.08
Earnings per share - diluted	0.48	0.04	0.32	0.39	0.43	0.84	1.07
Common book value per share	15.60	15.12	15.22	13.67	13.22	15.60	13.22
End of period shares outstanding	32,196,117	32,195,089	32,182,143	26,773,863	26,774,402	32,196,117	26,774,402
Weighted average shares outstanding
Basic	32,195,435	32,184,355	30,442,998	26,771,636	26,773,033	31,614,015	25,705,313
Diluted	32,553,167	32,520,453	30,796,148	27,090,293	27,160,886	31,961,969	26,099,413
Market Price:
High closing price	$28.75	$26.87	$26.55	$26.48	$24.04	28.75	24.04
Low closing price	24.97	24.73	22.75	21.95	21.00	22.75	19.73
Closing price for quarter	28.75	25.29	26.39	25.64	21.95	28.75	21.95
Average daily trading volume	174,900	107,413	105,152	111,473	79,377	129,678	87,019
Cash dividend per share	0.05	0.05	0.05	0.05	0.05	0.15	0.10
Closing price to book value	1.84	1.67	1.73	1.88	1.66	1.84	1.66
Performance Ratios:
Return on average assets	1.19%	0.12%	0.97%	1.05%	1.17%	0.74%	1.01%
Return on average common equity	12.53%	1.07%	8.76%	11.57%	13.19%	7.21%	10.73%
Average loans to average deposits	80.05%	82.53%	84.51%	85.45%	85.48%	81.99%	84.87%
Average equity to average assets	9.49%	11.02%	11.08%	9.04%	8.83%	10.56%	8.94%
Net interest margin (tax equivalent)	4.07%	4.14%	4.39%	4.64%	4.50%	4.18%	4.57%
Efficiency ratio (tax equivalent)	66.87%	92.74%	72.38%	72.75%	67.64%	76.85%	70.25%

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $15.6 million, or $0.48 per diluted share, for the quarter ended September 30, 2015, compared with $11.7 million, or $0.43 per diluted share, for the same period in 2014. The Company’s return on average assets and average shareholders’ equity were 1.19% and 12.53%, respectively, in the third quarter of 2015, compared with 1.17% and 13.19%, respectively, in the third quarter of 2014.  The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and SBA activities of the Company during the third quarter of 2015 and 2014, respectively:

	Three Months Ended September 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$43,044	$2,485	$1,128	$742	$47,399
Provision for loan losses	960	26	-	-	986
Noninterest income	13,470	9,827	372	1,309	24,978
Noninterest expense
Salaries and employee benefits	17,921	6,138	137	738	24,934
Equipment and occupancy expenses	5,444	397	1	73	5,915
Data processing and telecommunications expenses	4,998	308	22	1	5,329
Other expenses	11,379	662	40	137	12,218
Total noninterest expense	39,742	7,505	200	949	48,396
Income before income tax expense	15,812	4,781	1,300	1,102	22,995
Income tax expense	4,854	1,673	455	386	7,368
Net income	10,958	3,108	845	716	15,627
Less preferred stock dividends	-	-	-	-	-
Net income available to common shareholders	$10,958	$3,108	$845	$716	$15,627

	Three Months Ended September 30, 2014
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$36,142	$1,636	$711	$643	$39,132
Provision for loan losses	994	675	-	-	1,669
Noninterest income	8,932	6,967	168	1,834	17,901
Noninterest expense
Salaries and employee benefits	14,819	4,340	69	998	20,226
Equipment and occupancy expenses	4,277	368	-	24	4,669
Data processing and telecommunications expenses	3,619	285	21	3	3,928
Other expenses	8,722	735	134	165	9,756
Total noninterest expense	31,437	5,728	224	1,190	38,579
Income before income tax expense	12,643	2,200	655	1,287	16,785
Income tax expense	3,672	770	229	450	5,122
Net income	8,971	1,430	426	837	11,663
Less preferred stock dividends	-	-	-	-	-
Net income available to common shareholders	$8,971	$1,430	$426	$837	$11,663

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

	Quarter Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	( in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$102,961	$970	3.74%	$83,751	$787	3.73%
Loans	2,224,490	27,258	4.86	1,795,059	21,790	4.82
Purchased non-covered loans	788,351	11,911	5.99	688,452	12,610	7.27
Purchased loan pools	323,258	2,997	3.68	-	-	-
Covered loans	195,175	3,192	6.49	324,498	4,726	5.78
Investment securities	854,123	5,342	2.48	533,948	3,704	2.75
Short-term assets	204,557	246	0.48	63,855	47	0.29

Total interest- earning assets	4,692,915	51,916	4.39	3,489,563	43,664	4.96

Noninterest-earning assets	520,360			480,330

Total assets	$5,213,275			$3,969,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,367,353	$1,223	0.20%	$1,760,108	$1,148	0.26%
Time deposits	871,492	1,298	0.59	815,286	1,392	0.68
Other borrowings	39,000	322	3.28	47,346	558	4.68
FHLB advances	-	-	-	55,435	51	0.36
Federal funds purchased and securities sold under agreements to repurchase	44,480	39	0.35	44,316	39	0.35
Subordinated deferrable interest debentures	69,448	914	5.22	64,953	866	5.29

Total interest-bearing liabilities	3,205,764	3,796	0.47	2,787,444	4,054	0.58

Demand deposits	1,300,870			807,416
Other liabilities	25,675			24,300
Stockholders’ equity	494,957			350,733

Total liabilities and stockholders’ equity	$5,213,275			$3,969,893
Interest rate spread			3.92%			4.38%
Net interest income		$48,120			$39,610

Net interest margin			4.07%			4.50%

On a tax equivalent basis, net interest income for the third quarter of 2015 was $48.1 million, an increase of $8.5 million, or 21.5%, compared with $39.6 million reported in the same quarter in 2014. The higher net interest income is a result of the acquisition of Merchants and 18 branches from Bank of America during the second quarter of 2015, along with organic growth in the loan portfolio. The Company’s net interest margin decreased during the third quarter of 2015 to 4.07%, compared with 4.14% during the second quarter of 2015, and compared with 4.50% reported in the third quarter of 2014. The Company’s net interest margin was negatively impacted due to the higher level of short-term assets as a percentage of earning assets. The Company intends to be fully invested in either investment securities or loans by the end of the year and to maintain minimal levels of short-term assets as it has in the past.

Total interest income, on a tax equivalent basis, during the third quarter of 2015 was $51.9 million, compared with $43.7 million in the same quarter of 2014. Yields on earning assets declined to 4.39%, compared with 4.96% reported in the third quarter of 2014. During the third quarter of 2015, loans comprised 77.4% of earning assets, compared with 82.9% in the same quarter of 2014. This decrease is a result of the increased short-term assets and investments received in the Merchants and branch acquisitions completed during the second quarter of 2015. Yields on legacy loans increased slightly to 4.86% in the third quarter of 2015, compared with 4.82% in the same period of 2014. The yield on purchased non-covered loans declined from 7.27% in the third quarter of 2014 to 5.99% during the third quarter of 2015. The yield on the newly acquired loan pools was 3.68% during the third quarter of 2015. Covered loan yields increased from 5.78% in the third quarter of 2014 to 6.49% in the third quarter of 2015. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total funding costs improved to 0.32% in the third quarter of 2015, compared with 0.45% during the third quarter of 2014. Deposit costs decreased from 0.30% in the third quarter of 2014 to 0.22% in the third quarter of 2015, while non-deposit funding costs increased from 2.83% in the third quarter of 2014 to 3.31% in the third quarter of 2015. Continued shifts in the funding mix toward noninterest-bearing demand and other lower cost deposit categories were the primary reason for the decline in deposit costs. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 80.8% of total deposits in the third quarter of 2015, compared with 75.9% during the third quarter of 2014. Lower costs on deposits were realized due mostly to the lower rate environment and the Company’s ability to rely less on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits may be limited due to current costs. Average balances of interest bearing deposits and their respective costs for the third quarter of 2015 and 2014 are shown below:

(Dollars in Thousands)	September 30, 2015		September 30, 2014
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$907,618	0.13%	$743,352	0.17%
MMDA	1,219,736	0.29%	861,197	0.36%
Savings	239,999	0.07%	155,559	0.11%
Retail CDs < $100,000	484,007	0.50%	439,150	0.54%
Retail CDs > $100,000	387,485	0.71%	370,166	0.80%
Brokered CDs	-	0.00%	5,970	3.12%

Interest-bearing deposits	$3,238,845	0.31%	$2,575,394	0.39%

Provision for Loan Losses

The Company’s provision for loan losses during the third quarter of 2015 amounted to $986,000, compared with $2.7 million in the second quarter of 2015 and $1.7 million in the third quarter of 2014. At September 30, 2015, classified loans still accruing totaled $46.7 million, compared with $43.5 million at September 30, 2014. Non-performing assets as a percent of total assets decreased from 2.22% at September 30, 2014 to 1.23% at September 30, 2015. Net charge-offs on loans during the third quarter of 2015 were $237,000, or 0.04% of loans on an annualized basis, compared with $1.6 million, or 0.35% of loans, in the third quarter of 2014. The Company’s allowance for loan losses at September 30, 2015 was $22.5 million, or 0.83% of loans (excluding purchased non-covered and covered loans), compared with $22.2 million, or 1.20% of loans (excluding purchased non-covered and covered loans), at September 30, 2014,due to improved credit quality and diversification of the loan portfolio.

Noninterest Income

Total non-interest income for the third quarter of 2015 was $25.0 million, compared with $17.9 million in the third quarter of 2014.  Service charges on deposit accounts in the third quarter of 2015 increased to $10.8 million, compared with $6.7 million in the third quarter of 2014. This increase was driven by the growth of core accounts through the recent acquisitions of Coastal, Merchants and 18 additional branches. Income from mortgage-related activities continued to increase, from $7.5 million in the third quarter of 2014, to $10.4 million in the third quarter of 2015, as a result of the Company’s increased number of mortgage bankers and higher levels of production. Other non-interest income decreased from $2.9 million during the third quarter of 2014 to $2.5 million during the third quarter of 2015 due to the decrease in gains on sales of SBA loans, as management decided to portfolio SBA loans originated in the second and third quarter.

Noninterest Expense

Total non-interest expenses for the third quarter of 2015 increased to $48.4 million, compared with $38.6 million in the same quarter in 2014. Increases in noninterest expenses were primarily the result of the acquisitions of Merchants and 18 branches from Bank of America during the second quarter of 2015. Salaries and benefits increased $4.7 million as compared with the third quarter of 2014. Occupancy and equipment expense increased during the quarter from $4.7 million in the third quarter of 2014 to $5.9 million in the third quarter of 2015. Data processing and telecommunications expenses increased to $5.3 million for the third quarter of 2015 from $3.9 million for the same period in 2014. Credit resolution related expenses decreased from $3.2 million in the third quarter of 2014 to $1.1 million in the third quarter of 2015.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the third quarter of 2015, the Company reported income tax expense of $7.4 million, compared with $5.1 million in the same period of 2014. The Company’s effective tax rate for the three months ending September 30, 2015 and 2014 was 32.0% and 30.5%, respectively.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Ameris reported net income available to common shareholders of $26.7 million, or $0.84 per diluted share, for the nine months ended September 30, 2015, compared with $27.9 million, or $1.07 per diluted share, for the same period in 2014. During the second quarter of 2015, the Company completed the acquisition of Merchants and completed the acquisition and data conversion of 18 additional branches in South Georgia and North Florida. The Company recorded approximately $4.0 million of after-tax merger related charges from these acquisitions during the second and third quarters of 2015. Additionally, during the second quarter of 2015, the Company recorded $7.3 million of after-tax OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets in order to expedite their liquidation. During the second quarter of 2014, the Company recorded approximately $2.5 million of after-tax merger related charges from the Coastal acquisition. Excluding these acquisition and credit resolution-related expenses, the Company’s net income was $38.0 million, or $1.19 per diluted share, for the first nine months of 2015, compared to $30.4 million, or $1.16 per diluted share, for the same period in 2014. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and SBA activities of the Company during the first nine months of 2015 and 2014, respectively:

	Nine Months Ended September 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$115,689	$6,009	$3,142	$2,079	$126,919
Provision for loan losses	4,343	368	-	-	4,711
Noninterest income	31,512	26,532	1,028	4,107	63,179
Noninterest expense
Salaries and employee benefits	48,958	16,257	363	2,453	68,031
Equipment and occupancy expenses	13,964	1,173	4	137	15,278
Data processing and telecommunications expenses	12,922	799	75	7	13,803
Other expenses	45,783	2,744	95	353	48,975
Total noninterest expense	121,627	20,973	537	2,950	146,087
Income (loss) before income tax expense (benefit)	21,231	11,200	3,633	3,236	39,300
Income tax expense (benefit)	6,277	3,920	1,272	1,133	12,601
Net income (loss)	14,954	7,280	2,361	2,103	26,699
Less preferred stock dividends	-	-	-	-	-
Net income (loss) available to common shareholders	$14,954	$7,280	$2,361	$2,103	$26,699

	Nine Months Ended September 30, 2014
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Net interest income	$102,415	$3,522	$1,264	$1,679	$108,880
Provision for loan losses	4,085	675	-	-	4,760
Noninterest income	23,742	18,883	418	3,431	46,474
Noninterest expense
Salaries and employee benefits	40,905	11,743	171	1,743	54,562
Equipment and occupancy expenses	11,778	969	1	56	12,804
Data processing and telecommunications expenses	10,535	728	43	16	11,322
Other expenses	26,855	2,764	232	597	30,448
Total noninterest expense	90,073	16,204	447	2,412	109,136
Income before income tax expense	31,999	5,526	1,235	2,698	41,458
Income tax expense	10,004	1,934	432	944	13,315
Net income	21,995	3,592	803	1,754	28,143
Less preferred stock dividends	286	-	-	-	286
Net income available to common shareholders	$21,709	$3,592	$803	$1,754	$27,857

Interest Income

Interest income, on a tax equivalent basis, for the nine months ended September 30, 2015 was $139.6 million, an increase of $18.8 million as compared with $120.8 million for the same period in 2014. Average earning assets for the nine-month period increased $894.3 million to $4.11 billion as of September 30, 2015, compared with $3.22 billion as of September 30, 2014. The increase in average earning assets is due to the Coastal, Merchants and branch acquisitions completed in the past year. Yield on average earning assets was 4.54% for the nine months ended September 30, 2015, compared with 5.02% in the first nine months of 2014.

Interest Expense

Total interest expense for the nine months ended September 30, 2015 amounted to $10.9 million, reflecting an $86,000 increase from the $10.8 million expense recorded in the same period of 2014. During the nine-month period ended September 30, 2015, the Company’s funding costs improved to 0.36% from 0.43% reported in 2014. Deposit costs decreased to 0.24% during the nine-month period ended September 30, 2015, compared with 0.30% during the same period in 2014. Total non-deposit funding costs increased from 2.66% during the first nine months of 2014 to 3.04% during the first nine months of 2015.

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

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	( in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$86,387	$2,426	3.75%	$62,506	$1,646	3.52%
Loans	2,097,996	75,305	4.80	1,697,559	64,433	5.07
Purchased non-covered loans	702,117	34,079	6.49	538,802	27,408	6.80
Purchased loan pools	116,363	3,146	3.61	-	-	-
Covered loans	215,631	10,572	6.56	352,707	16,651	6.31
Investment securities	701,437	13,499	2.57	493,736	10,515	2.85
Short-term assets	193,610	556	0.38	73,978	176	0.32
Total interest- earning assets	4,113,541	139,583	4.54	3,219,288	120,829	5.02

Noninterest-earning assets	480,714			444,408

Total assets	$4,594,255			$3,663,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,029,111	$3,414	0.22%	$1,645,535	$3,208	0.26%
Time deposits	798,618	3,652	0.61	760,203	3,720	0.65
Other borrowings	41,582	1,034	3.32	37,607	1,381	4.91
FHLB advances	11,289	31	0.37	50,751	114	0.30
Federal funds purchased and securities sold under agreements to repurchase	47,282	130	0.37	47,099	123	0.35
Subordinated deferrable interest debentures	67,369	2,612	5.18	58,647	2,240	5.11

Total interest-bearing liabilities	2,995,251	10,873	0.49	2,599,842	10,786	0.55

Demand deposits	1,097,750			718,505
Other liabilities	16,041			17,812
Stockholders’ equity	485,213			327,537

Total liabilities and stockholders’ equity	$4,594,255			$3,663,696
Interest rate spread			4.05%			4.47%
Net interest income		$128,710			$110,043

Net interest margin			4.18%			4.57%

For the year-to-date period ending September 30, 2015, the Company reported $128.7 million of net interest income on a tax equivalent basis, compared with $110.0 million of net interest income for the same period in 2014.  The average balance of earning assets increased 27.8%, from $3.2 billion during the first nine months of 2014 to $4.1 billion during the first nine months of 2015. The Company’s net interest margin decreased to 4.18% in the nine month period ending September 30, 2015, compared with 4.57% in the same period in 2014.

Provision for Loan Losses

The provision for loan losses decreased slightly to $4.7 million for the nine months ended September 30, 2015, compared with $4.8 million in the same period in 2014. Non-performing assets (excluding covered assets) totaled $64.2 million at September 30, 2015, compared with $88.8 million at September 30, 2014.  For the nine-month period ended September 30, 2015, the Company had net charge-offs totaling $2.6 million, compared with $4.2 million for the same period in 2014. Annualized net charge-offs as a percentage of loans (excluding purchased non-covered and covered loans) decreased to 0.15% during the first nine months of 2015, compared with 0.31% during the first nine months of 2014.

Noninterest Income

Non-interest income for the first nine months of 2015 was $63.2 million, compared with $46.5 million in the same period in 2014. Service charges on deposit accounts increased approximately $6.2 million to $24.3 million in the first nine months of 2015, compared with $18.1 million in the same period in 2014.  This increase was driven by the growth of core accounts through the acquisitions of Coastal, Merchants and 18 additional branches. Income from mortgage banking activity increased from $19.5 million in the first nine months of 2014 to $28.2 million in the first nine months of 2015, due to an increased number of mortgage bankers and higher levels of production. Other non-interest income increased from $6.7 million during the first nine months of 2014 to $7.8 million during the first nine months of 2015 due to the increase in gains on sales of SBA loans.

Noninterest Expense

Total operating expenses for the first nine months of 2015 increased to $146.1 million, compared with $109.1 million in the same period in 2014. During the first nine months of 2015, the Company recorded $6.2 million of merger charges related to the Merchants and branch acquisitions, compared with $3.9 million of merger charges related to the Coastal acquisition recorded in the first nine months of 2014. Additionally, during the second quarter of 2015, the Company recorded $11.2 million of OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets to expedite their liquidation. Other increases in noninterest expenses were primarily the result of the acquisitions of Coastal at the end of the second quarter of 2014 and Merchants and 18 additional branches during the second quarter of 2015. Salaries and benefits increased $13.5 million as compared with the first nine months of 2014. Occupancy and equipment expenses for the first nine months of 2015 amounted to $15.3 million, representing an increase of $2.5 million from the same period in 2014. Data processing and telecommunications expenses increased from $11.3 million in the first nine months of 2014 to $13.8 million in the first nine months of 2015. Excluding the credit resolution-related charges discussed above, credit resolution-related expenses decreased to $4.3 million in the first nine months of 2015, compared with $8.2 million in the first nine months of 2014.

Income Taxes

In the first nine months of 2015, the Company recorded income tax expense of $12.6 million, compared with $13.3 million in the same period of 2014. The Company’s effective tax rate for the nine months ended September 30, 2015 and 2014 was 32.1%.

Financial Condition as of September 30, 2015

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2015, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2015, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
September 30, 2015:
U.S. government agencies	$14,957	$14,968	1.85%	4.26	$5,027
State and municipal securities	161,509	164,865	3.38%	4.13	10,110
Corporate debt securities	5,901	6,032	4.97%	7.63	500
Mortgage-backed securities	622,313	625,520	2.39%	4.08	104,272
Total debt securities	$804,680	$811,385	2.59%	4.12	$119,909

September 30, 2014:
U.S. government agencies	$14,951	$14,460	1.85%	5.22	$-
State and municipal securities	134,641	137,635	4.05%	6.11	5,892
Corporate debt securities	10,801	10,965	6.401%	7.38	1,250
Mortgage-backed securities	364,399	366,449	2.47%	3.95	60,567
Total debt securities	$524,792	$529,509	2.94%	4.61	$67,709

Loans and Allowance for Loan Losses

At September 30, 2015, gross loans outstanding (including mortgage loans held for sale, purchased non-covered, purchased loan pools and covered loans) were $3.77 billion, an increase from $2.93 billion reported at December 31, 2014 and $2.95 billion reported at September 30, 2014. Mortgage loans held for sale increased from $94.8 million at December 31, 2014 to $111.8 million at September 30, 2015. Legacy loans (excluding purchased non-covered, purchased non-covered loan pools and covered loans) increased $400.8 million, from $1.89 billion at December 31, 2014 to $2.29 billion at September 30, 2015. Purchased non-covered loans increased $93.3 million, from $674.2 million at December 31, 2014 to $767.5 million at September 30, 2015. Purchased non-covered loan pools were $410.1 million at September 30, 2015, while the Company did not have any purchased non-covered loan pools at December 31, 2014. Covered loans decreased $80.3 million, from $271.3 million at December 31, 2014 to $191.0 million at September 30, 2015.

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

For the nine-month period ended September 30, 2015, the Company recorded net charge-offs totaling $2.6 million, compared with $4.2 million for the period ended September 30, 2014. The provision for loan losses for the nine months ended September 30, 2015 decreased to $4.0 million, compared with $4.1 million during the nine-month period ended September 30, 2014. At the end of the third quarter of 2015, the allowance for loan losses totaled $22.5 million, or 0.98% of total legacy loans and 0.83% of total legacy loans plus purchased non-covered loan pools, compared with $21.2 million, or 1.12% of total legacy loans, at December 31, 2014 and $22.2 million, or 1.20% of total legacy loans, at September 30, 2014. The decrease in the allowance for loan losses as a percentage of legacy loans reflects the improving credit quality in the loan portfolio.

The following table presents an analysis of the allowance for loan losses, excluding purchased non-covered and covered loans, for the nine months ended September 30, 2015 and 2014:

(Dollars in Thousands)	September 30, 2015	September 30, 2014
Balance of allowance for loan losses at beginning of period	$21,157	$22,377
Provision charged to operating expense	3,950	4,071
Charge-offs:
Commercial, financial and agricultural	937	1,099
Real estate – residential	966	1,339
Real estate – commercial and farmland	1,358	2,255
Real estate – construction and development	465	518
Consumer installment	300	343
Total charge-offs	4,026	5,554
Recoveries:
Commercial, financial and agricultural	517	230
Real estate – residential	138	183
Real estate – commercial and farmland	304	183
Real estate – construction and development	314	300
Consumer installment	117	422
Total recoveries	1,390	1,318
Net charge-offs	2,636	4,236
Balance of allowance for loan losses at end of period	$22,471	$22,212

Net annualized charge-offs as a percentage of average loans	0.15%	0.31%
Allowance for loan losses as a percentage of legacy loans at end of period	0.98%	1.20%
Allowance for loan losses as a percentage of legacy loans and purchased loan pools at end of period	0.83%	1.20%

Purchased Non-Covered Assets

Loans that were acquired in transactions and are not covered by the loss-sharing agreements with the FDIC (“purchased non-covered loans”) totaled $767.5 million, $674.2 million and $673.7 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. OREO that was acquired in transactions and is not covered by the loss-sharing agreements with the FDIC totaled $11.5 million, $15.6 million and $13.7 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Purchased non-covered assets include assets that were acquired in FDIC-assisted transactions, but are no longer covered by the loss-sharing agreements due to the expiration of the loss-sharing agreements.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the nine months ended September 30, 2015, the Company recorded a net provision for loan loss credit of $183,000 due to recoveries received on previously charged off purchased non-covered loans. During the year ended December 31, 2014 and the nine months ended September 30, 2014, the Company recorded provision for loan loss expense of $84,000 and $4,000 to account for losses where there was a decrease in cash flows from the initial estimates on purchased non-covered loans. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Purchased non-covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural	$42,350	$38,041	$38,077
Real estate – construction and development	71,109	58,362	60,262
Real estate – commercial and farmland	385,032	306,706	296,790
Real estate – residential	263,312	266,342	273,347
Consumer installment	5,691	4,788	5,248
	$767,494	$674,239	$673,724

Purchased Loan Pools

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of September 30, 2015, purchased loan pools totaled $410.1 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $402.1 million and $8.0 million of purchase premium paid at acquisition. The Company has allocated approximately $402,000 of the allowance for loan losses to the purchased loan pools. The Company did not have any purchased loan pools at December 31, 2014 or September 30, 2014.

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $191.0 million, $271.3 million and $313.6 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $12.2 million, $19.9 million and $28.9 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at September 30, 2015, December 31, 2014 and September 30, 2014 was $4.5 million, $31.4 million and $38.2 million, respectively, which is net of the clawback liability the Bank expects to pay to the FDIC.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014, the Company recorded provision for loan loss expense of $943,000, $843,000 and $685,000, respectively, net of the FDIC loss-share receivable, to account for losses where there was a decrease in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively over the remaining life of the loan, with an associated write off of the remaining indemnification asset over the shorter of the life of the loan or the loss-share agreement.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural	$13,349	$21,467	$22,545
Real estate – construction and development	14,266	23,447	27,756
Real estate – commercial and farmland	103,399	147,627	180,566
Real estate – residential	59,835	78,520	82,445
Consumer installment	172	218	277
	$191,021	$271,279	$313,589

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

Non-accrual loans, excluding purchased non-covered, purchased non-covered loan pools and covered loans, totaled $20.6 million at September 30, 2015, a 9.9% decrease from $22.8 million reported at the end of the third quarter of 2014. Nonaccrual purchased non-covered loans totaled $11.4 million at September 30, 2015, compared with $17.01 million at September 30, 2014. At September 30, 2015, other real estate owned (excluding purchased non-covered and covered OREO) totaled $20.7 million, compared with $22.6 million at June 30, 2015 and $35.3 million at September 30, 2014. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2015, total non-performing assets were 1.23% of total assets, compared with 2.20% at December 31, 2014 and 2.22% at September 30, 2014.

Non-performing assets (excluding covered assets) at September 30, 2015, December 31, 2014 and September 30, 2014 were as follows:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Total nonaccrual loans (excluding purchased non-covered and covered loans)	$20,558	$21,728	$22,810
Nonaccrual purchased non-covered loans	11,374	18,249	17,007
Accruing loans delinquent 90 days or more	-	1	-
Foreclosed assets (excluding purchased assets)	20,730	33,160	35,320
Purchased, non-covered other real estate owned	11,538	15,585	13,660
Total non-performing assets	$64,200	$88,723	$88,797

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$238	8	$68
Real estate – construction & development	12	838	2	30
Real estate – commercial & farmland	15	5,719	4	943
Real estate – residential	51	5,209	16	759
Consumer installment	15	71	18	64
Total	97	$12,075	48	$1,864

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$290	2	$13
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	47	5,258	11	1,485
Consumer installment	11	55	11	73
Total	92	$12,759	32	$2,523

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$257	4	$507
Real estate – construction & development	11	1,917	4	196
Real estate – commercial & farmland	21	7,080	2	1,672
Real estate – residential	43	7,973	10	759
Consumer installment	9	34	12	93
Total	88	$17,261	32	$3,227

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	8	$288	4	$17
Real estate – construction & development	10	780	4	88
Real estate – commercial & farmland	14	5,650	5	1,011
Real estate – residential	46	4,212	21	1,756
Consumer installment	18	81	15	55
Total	96	$11,011	49	$2,927

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$67	1	$236
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	45	5,036	13	1,707
Consumer installment	14	67	8	61
Total	94	$12,326	30	$2,956

As of September 30, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$271	2	$493
Real estate – construction & development	9	1,881	6	232
Real estate – commercial & farmland	19	6,811	4	1,941
Real estate – residential	37	6,919	16	1,813
Consumer installment	7	29	14	98
Total	78	$15,911	42	$4,577

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$1,861	7	$319
Forgiveness of principal	2	891	2	841
Forbearance of principal	5	101	7	94
Rate reduction only	16	2,329	1	29
Rate reduction, forbearance of interest	40	2,516	21	273
Rate reduction, forbearance of principal	13	3,341	9	206
Rate reduction, forgiveness of interest	9	1,032	1	102
Rate reduction, forgiveness of principal	1	4	-	-
Total	97	$12,075	48	$1,864

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$1,917	4	$270
Forgiveness of Principal	5	2,394	-	-
Forbearances of Principal	6	165	-	-
Rate Reduction Only	16	3,677	4	477
Rate Reduction, Forbearance of Interest	31	2,160	21	1,738
Rate Reduction, Forbearance of Principal	19	1,981	2	13
Rate Reduction, Forgiveness of Interest	4	460	-	-
Rate Reduction, Forgiveness of Principal	1	5	1	25
Total	92	$12,759	32	$2,523

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	13	$2,197	1	$31
Forgiveness of principal	6	2,426	-	-
Rate reduction only	17	7,350	4	509
Rate reduction, forbearance of interest	35	3,390	23	2,619
Rate reduction, forbearance of principal	17	1,898	3	39
Rate reduction, payment modification	-	-	1	29
Total	88	$17,261	32	$3,227

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$817	-	$-
Raw land	5	74	2	30
Agricultural land	1	313	1	59
Hotel & motel	3	1,922	-	-
Office	3	504	-	-
Retail, including strip centers	3	2,164	2	527
1-4 family residential	58	5,972	19	785
Church	-	-	1	357
Automobile/equipment/inventory	18	81	22	101
Unsecured	1	228	1	5
Total	97	$12,075	48	$1,864

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,346	-	$-
Raw Land	11	2,345	6	292
Hotel & Motel	3	2,185	-	-
Office	4	1,909	-	-
Retail, including Strip Centers	4	1,095	2	660
1-4 Family Residential	36	7,747	12	1,501
Church	1	250	-	-
Automobile/Equipment/CD	8	92	12	70
Unsecured	1	245	-	-
Total	92	$12,759	32	$2,523

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	6	$944	-	$-
Raw land	5	1,258	1	29
Agricultural land	2	373	-	-
Hotel & motel	3	2,062	-	-
Office	4	1,639	-	-
Retail, including strip centers	5	1,700	2	1,672
1-4 family residential	50	8,638	14	943
Church	1	362	-	-
Automobile/equipment/inventory	11	47	14	540
Unsecured	1	238	1	43
Total	88	$17,261	32	$3,227

As of September 30, 2015, December 31, 2014 and September 30, 2014, the Company had a balance of $7.7 million, $1.2 million and $830,000, respectively, in troubled debt restructurings included in purchased non-covered loans. During the nine months ended September 30, 2015, the Company transferred approximately $4.1 million of covered troubled debt restructurings to purchased non-covered troubled debt restructurings due to the expiration of the loss-sharing agreements. The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$1
Real estate – construction & development	1	351	2	30
Real estate – commercial & farmland	6	4,071	1	36
Real estate – residential	13	2,761	3	397
Consumer installment	2	5	2	3
Total	22	$7,188	9	$467

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	317	-	-
Real estate – commercial & farmland	1	346	-	-
Real estate – residential	6	547	1	25
Consumer installment	1	2	-	-
Total	9	$1,212	1	$25

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	305	-	-
Real estate – commercial & farmland	-	-	-	-
Real estate – residential	4	275	2	247
Consumer installment	1	3	-	-
Total	6	$583	2	$247

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	-	$-
Real estate – construction & development	3	382	-	-
Real estate – commercial & farmland	7	4,106	-	-
Real estate – residential	12	2,451	4	707
Consumer installment	4	8	-	-
Total	27	$6,948	4	$707

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	-	-	1	317
Real estate – commercial & farmland	1	346	-	-
Real estate – residential	5	480	2	92
Consumer installment	-	-	1	2
Total	6	$826	4	$411

As of September 30, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	305	-	-
Real estate – commercial & farmland	-	-	-	-
Real estate – residential	4	275	2	247
Consumer installment	1	3	-	-
Total	6	$583	2	$247

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$-	1	$67
Forbearance of Principal	2	586	-	-
Payment Modification Only	2	835	1	308
Rate Reduction Only	6	3,700	1	22
Rate Reduction, Forbearance of Interest	6	927	6	70
Rate Reduction, Forbearance of Principal	3	988	-	-
Rate Reduction, Forgiveness of Interest	2	152	-	-
Total	22	$7,188	9	$467

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$69	-	$-
Payment Modification Only	1	346	-	-
Rate Reduction Only	2	373	1	25
Rate Reduction, Forgiveness of Interest	2	155	-	-
Rate Reduction, Forbearance of Interest	1	231	-	-
Rate Reduction, Forbearance of Principal	1	38	-	-
Total	9	$1,212	1	$25

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$67	-	$-
Rate Reduction Only	2	361	1	26
Rate Reduction, Forbearance of Interest	2	155	1	221
Total	6	$583	2	$247

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$289	-	$-
Raw Land	-	-	2	30
Office	1	452	-	-
Retail, including Strip Centers	4	3,330	-	-
1-4 Family Residential	14	3,112	4	433
Automobile/Equipment/Inventory	2	5	3	4
Total	22	$7,188	9	$467

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$346	-	$-
Raw Land	2	373	-	-
1-4 Family Residential	5	491	1	25
Automobile/Equipment/Inventory	1	2	-	-
Total	9	$1,212	1	$25

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
1-4 Family Residential	5	$580	2	$247
Automobile/Equipment/Inventory	1	3	-	-
Total	6	$583	2	$247

As of September 30, 2015, December 31, 2014 and September 30, 2014, the Company had a balance of $20.5 million, $24.6 million and $25.0 million, respectively, in troubled debt restructurings included in covered loans. During the nine months ended September 30, 2015, the Company transferred approximately $4.1 million of covered troubled debt restructurings to purchased non-covered troubled debt restructurings due to the expiration of the loss-sharing agreements. The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$-
Real estate – construction & development	3	2,847	3	325
Real estate – commercial & farmland	9	3,101	8	2,449
Real estate – residential	96	10,625	17	1,167
Consumer installment	1	1	-	-
Total	110	$16,576	30	$3,941

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$40	2	$-
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	14	8,079	5	1,082
Real estate – residential	96	11,460	8	831
Consumer installment	1	3	-	-
Total	117	$22,619	17	$1,942

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$26	1	$3
Real estate – construction & development	3	3,024	3	56
Real estate – commercial & farmland	15	8,501	6	1,225
Real estate – residential	94	11,202	13	965
Consumer installment	1	4	-	-
Total	114	$22,757	23	$2,249

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$3	-	$-
Real estate – construction & development	6	3,171	-	-
Real estate – commercial & farmland	14	5,372	3	178
Real estate – residential	92	9,240	21	2,552
Consumer installment	1	1	-	-
Total	116	$17,787	24	$2,730

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$40	-	$-
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	18	9,082	1	79
Real estate – residential	79	9,897	25	2,394
Consumer installment	1	3	-	-
Total	106	$22,059	28	$2,502

As of September 30, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$29	-	$-
Real estate – construction & development	4	3,050	2	29
Real estate – commercial & farmland	18	9,279	3	447
Real estate – residential	86	10,168	21	2,000
Consumer installment	1	4	-	-
Total	111	$22,530	26	$2,476

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	4	$1,564	9	$1,342
Forbearance of Principal	-	-	3	426
Rate Reduction Only	89	13,249	8	803
Rate Reduction, Forbearance of Interest	10	655	8	320
Rate Reduction, Forbearance of Principal	4	713	2	1,050
Rate Reduction, Forgiveness of Interest	3	395	-	-
Total	110	$16,576	30	$3,941

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	3	$1,532	3	$88
Forbearance of Principal	1	-	1	-
Rate Reduction Only	97	17,360	7	1,626
Rate Reduction, Forbearance of Interest	5	274	3	14
Rate Reduction, Forbearance of Principal	8	3,052	3	214
Rate Reduction, Forgiveness of Interest	3	401	-	-
Total	117	$22,619	17	$1,942

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$1,548	4	$116
Forbearance of Principal	-	-	8	228
Rate Reduction Only	97	17,404	5	760
Rate Reduction, Forbearance of Interest	6	490	4	241
Rate Reduction, Forbearance of Principal	9	3,315	1	89
Rate Reduction, Payment Modification	-	-	1	815
Total	114	$22,757	23	$2,249

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,418	-	$-
Raw Land	1	431	4	346
Agricultural Land	-	-	1	512
Hotel & Motel	4	3,199	1	930
Office	1	90	-	-
Retail, including Strip Centers	3	662	1	6
1-4 Family Residential	97	10,718	21	2,147
Automobile/Equipment/Inventory	2	58	2	-
Total	110	$16,576	30	$3,941

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,510	1	$79
Raw Land	3	411	1	14
Hotel & Motel	5	4,395	-	-
Office	1	473	2	858
Retail, including Strip Centers	6	4,174	2	145
1-4 Family Residential	98	11,616	9	846
Automobile/Equipment/Inventory	1	3	2	-
Unsecured	1	37	-	-
Total	117	$22,619	17	$1,942

As of September 30, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,548	2	$309
Raw Land	1	376	3	63
Hotel & Motel	6	4,635	-	-
Office	1	480	2	883
Retail, including Strip Centers	7	4,332	1	10
1-4 Family Residential	96	11,361	14	981
Automobile/Equipment/Inventory	-	-	1	3
Unsecured	1	25	-	-
Total	114	$22,757	23	$2,249

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

As of September 30, 2015, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2015 and December 31, 2014. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased non-covered and covered loans:

(Dollars in Thousands)	September 30, 2015		December 31, 2014
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$306,173	8%	$243,316	9%
Multi-family loans	93,417	3%	72,356	3%
Nonfarm non-residential loans	1,462,842	40%	1,289,501	45%
Total CRE Loans	1,862,432	51%	1,605,173	57%
All other loan types	1,796,804	49%	1,230,226	43%

Total Loans	$3,659,236	100%	$2,835,399	100%

The following table outlines the percentage of total CRE loans, net of owner occupied loans to total risk-based capital, and the Company’s internal concentration limits as of September 30, 2015 and December 31, 2014:

	Internal	September 30, 2015	December 31, 2014
	Limit	Actual	Actual
Construction and development	100%	61%	67%
Commercial real estate	300%	194%	232%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At September 30, 2015, the Company’s short-term investments were $120.9 million, compared with $92.3 million and $40.2 million at December 31, 2014 and September 30, 2014, respectively. The increase in short-term investments during the first nine months of 2015 is due primarily to the additional cash received in the Merchants and branch acquisitions during the second quarter of 2015. At September 30, 2015, $5.5 million was in federal funds sold and $115.4 million was in interest-bearing balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at September 30, 2015, December 31, 2014 and September 30, 2014 for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The fair value of these instruments amounted to a liability of approximately $2.0 million, $1.3 million and $807,000 at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to a net asset of approximately $3.5 million, $1.5 million and $2.3 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. No material hedge ineffectiveness from the cash flow hedge was recognized in the statement of operations. All components of the derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules defined a new capital measure called "Common Equity Tier 1" ("CET1"), established that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, defined Common Equity Tier 1, established a capital conservation buffer and expanded the scope of the adjustments as compared with existing regulations. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

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

As of September 30, 2015, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at September 30, 2015, December 31, 2014 and September 30, 2014:

	September 30, 2015	December 31, 2014	September 30, 2014
Leverage Ratio(tier 1 capital to average assets)
Consolidated	8.85%	8.94%	8.83%
Ameris Bank	9.44	10.01	9.67
CET1 Ratio(common equity tier 1capital to risk weighted assets)
Consolidated	10.04	N/A	N/A
Ameris Bank	12.31	N/A	N/A
Core Capital Ratio(tier 1 capital to risk weighted assets)
Consolidated	11.52	12.66	12.47
Ameris Bank	12.31	14.14	13.66
Total Capital Ratio(total capital to risk weighted assets)
Consolidated	12.09	13.42	13.27
Ameris Bank	12.89	14.90	14.46

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2015, December 31, 2014 and September 30, 2014, there were $39.0 million, $78.9 million and $147.4 million, respectively, outstanding borrowings with the Company’s correspondent banks.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Investment securities available for sale to total deposits	17.91%	19.11%	17.54%	15.79%	15.70%
Loans (net of unearned income) to total deposits	80.77%	76.66%	82.99%	82.64%	84.08%
Interest-earning assets to total assets	90.17%	89.69%	89.06%	88.29%	87.91%
Interest-bearing deposits to total deposits	71.84%	71.62%	72.21%	75.54%	75.79%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2015 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At September 30, 2015, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three month LIBOR and matures September 2020. The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to a net asset of approximately $3.5 million, $1.5 million and $2.3 million at September 30, 2015, December 31, 2014, and September 30, 2014 respectively. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended September 30, 2015, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted against the Company or the Bank. In the ordinary course of business, the Company and the Bank are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Other than ordinary routine litigation incidental to the Company’s business, management believes based on its current knowledge and after consultation with legal counsel that there are no pending or threatened legal proceedings that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Since the announcement of the proposed merger with Jacksonville Bancorp on October 1, 2015, the following two putative shareholder class action suits have been filed against Jacksonville Bancorp, the directors of Jacksonville Bancorp and the Company, in the Circuit Court of Duval County, Florida: (i) Paul Parshall v. Jacksonville Bancorp, Inc. et al., Case No. 16-2015-CA-006607, filed on October 16, 2015; and (ii) Patrick Donovan v. Kendall Spencer et al., Case No. 16-2015-CA-006738, filed October 22, 2015 (together, the “Florida Actions”). In the Florida Actions, plaintiffs allege that the individual director defendants breached their fiduciary duties to Jacksonville Bancorp’s shareholders in negotiating and approving the Merger Agreement through an unfair process, that the merger consideration negotiated in the Merger Agreement does not adequately value Jacksonville Bancorp, that Jacksonville Bancorp’s shareholders will not receive fair value for their common stock in the merger and that the terms of the Merger Agreement impose improper deal-protection devices that purportedly preclude competing offers. The complaints in the Florida Actions further allege that Jacksonville Bancorp and the Company aided and abetted the alleged breaches of fiduciary duty by Jacksonville Bancorp’s directors. In the Florida Actions, plaintiffs seek preliminary and permanent injunctive relief, including enjoining or rescinding the merger, an award of unspecified damages, attorneys’ fees and other relief.

While the Company believes that the Florida Actions are without merit and intends to vigorously defend its interest, it is not possible to predict with certainty the outcome of the proceedings or their impact on the Company.

Item 6. Exhibits.

The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2015	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and
Chief Financial Officer (duly authorized signatory
and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of September 30, 2015 by and between Ameris Bancorp and Jacksonville Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on October 1, 2015).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended September 30, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

