Form 10-K
period 2015-12-31
Ameris Bancorp
filed 2016-02-29
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015, or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $788.7 million.

As of February 18, 2016, the registrant had outstanding 32,211,385 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

ITEM 1. BUSINESS

OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 310 First St., S.E., Moultrie, Georgia 31768, our telephone number is (229) 890-1111 and our internet address is www.amerisbank.com. We operate 101 domestic banking offices, with eight of those locations announced to be consolidated within the coming months. We do not operate in any foreign activities. At December 31, 2015, we had approximately $5.59 billion in total assets, $4.02 billion in total loans, $4.88 billion in total deposits and stockholders’ equity of $514.8 million. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

On May 22, 2015, Ameris acquired Merchants & Southern Banks of Florida, Incorporated (“Merchants”) by merger. In connection with such transaction, Ameris assumed the obligations of Merchants related to the following issuances of trust preferred securities: (i) in 2005, Merchants’ statutory trust subsidiary, Merchants & Southern Statutory Trust I, issued $3,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.90%; and (ii) in 2006, Merchants’ statutory trust subsidiary, Merchants & Southern Statutory Trust II, issued $3,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50%. Each of the foregoing issuances was consummated through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date.

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

We have maintained our focus on a long-term strategy of expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly by bank acquisitions, including the purchase of 18 retail branches from Bank of America in 2015 and the acquisition of Merchants in 2015, Coastal in 2014, Prosperity in 2013 and ten failed institutions in FDIC-assisted transactions between 2009 and 2012. We expect to continue to take advantage of the consolidation in the financial services industry and enhance our franchise through future acquisitions. We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets as well as financial institutions in other markets consistent with our capital availability and management abilities.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime type loans. In addition, the Company does not buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Excluding covered loans, less than 1% of the Company’s loan portfolio was a loan participation purchased at December 31, 2015 and 2014.

At December 31, 2015, our loan portfolio totaled approximately $4.02 billion, representing approximately 71.9% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Individual lending authority is assigned by the Company’s Chief Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by one of four regional credit officers. When the request for approval exceeds the authority level of the regional credit officer, the approval of the Company’s Chief Credit Officer and/or the Company’s loan committee are required. All new loans or modifications to existing loans in excess of $250,000 are reviewed monthly by the Company’s credit administration department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our monthly internal loan review process which is independent of the originating loan officer.

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

Other Funding Sources

The Federal Home Loan Bank (“FHLB”) allows the Company to obtain advances through its credit program. These advances are secured by securities owned by the Company and held in safekeeping by the FHLB, FHLB stock owned by the Company and certain qualifying residential mortgages. The Company has a revolving credit agreement with a regional bank, secured by subsidiary bank stock, and the Company maintains credit arrangements with various other financial institutions to purchase federal funds. The Company participates in the Federal Reserve discount window borrowings.

The Company also enters into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the Company’s balance sheet as such.

Use of Derivatives

The Company seeks to provide a stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2014 and 2015, the Company had an interest rate swap with a notional amount of $37.1 million for the purpose of converting from a variable to a fixed interest rate on the junior subordinated debentures on the Company’s balance sheet. The interest rate swap, which is classified as a cash flow hedge, is indexed to LIBOR.

Additionally, the Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in the value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $2,687,000 and $1,757,000 at December 31, 2015 and 2014, respectively, and a derivative liability of approximately $137,000 and $249,000 at December 31, 2015 and 2014, respectively.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

Jacksonville Bancorp, Inc.

On September 30, 2015, Ameris entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Jacksonville Bancorp, Inc. (“JAXB”), the holding company of The Jacksonville Bank. JAXB is headquartered in Jacksonville, Florida and operates eight full-service branches in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as one virtual branch.  Under the terms and subject to the conditions of the Merger Agreement, JAXB’s shareholders will have the right to receive 0.5861 shares of Ameris common stock or $16.50 in cash for each share of the common stock and nonvoting common stock of JAXB they hold. The total consideration in the merger will be prorated as necessary to ensure that 25% of the total outstanding shares of common stock and nonvoting common stock of JAXB will be exchanged for cash and 75% of the total outstanding shares of common stock and nonvoting common stock of JAXB will be exchanged for shares of Ameris common stock. The transaction is expected to close in March 2016 and is subject to customary closing conditions. All required regulatory approvals for the transaction have been received. As of September 30, 2015, JAXB reported assets of $505.3 million, gross loans of $399.5 million and deposits of $433.0 million.

Merchants & Southern Banks of Florida, Inc.

On May 22, 2015, Ameris acquired Merchants by merger, at which time Merchants’ wholly owned banking subsidiary, Merchants and Southern Bank, also was merged with and into the Bank. Merchants was headquartered in Gainesville, Florida and operated thirteen banking locations in Alachua, Marion and Clay Counties in Florida.  The acquisition of Merchants was significant to the Company’s growth strategy, as it expanded our existing footprint in several attractive Florida markets. Ameris paid an aggregate purchase price of $50.0 million to acquire the stock of Merchants.

Acquisition of 18 Branches in North Florida and South Georgia

On June 12, 2015, Ameris completed the acquisition of 18 branches from Bank of America, National Association located in Calhoun, Columbia, Dixie, Hamilton, Suwanee and Walton Counties, Florida and Ben Hill, Colquitt, Dougherty, Laurens, Liberty, Thomas, Tift and Ware Counties, Georgia. Ameris acquired approximately $645 million in deposits and paid a deposit premium of $20.0 million, equal to 3.00% of the average daily deposits for the 15 calendar-day period immediately prior to the acquisition date. In addition, Ameris acquired approximately $4.0 million in loans and $10.7 million in premises and equipment.

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

Tifton Banking Company

On November 12, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Tifton Banking Company (“TBC”) from the FDIC, as Receiver of TBC. TBC operated one branch in Tifton, Georgia, with approximately $118.4 million in loans and approximately $132.9 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans was five years.

The Company’s acquisition of TBC resulted in the Bank recording $956,000 of goodwill related to the purchase. The bid resulted in a cash payment to the FDIC totaling $10.3 million to settle the transaction.

Darby Bank & Trust Co.

On November 12, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Darby Bank & Trust Co. (“DBT”) from the FDIC, as Receiver of DBT. DBT operated seven branches in Vidalia, Lyons, Savannah and Pooler, Georgia, with approximately $393.3 million in loans and approximately $387.0 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. The loss-sharing agreements for residential real estate loans and for all other loans are separately structured with reimbursement percentages dependent on the losses incurred under the specific agreement. Under the residential real estate agreement, losses up to $8.4 million are reimbursed at 80%, losses between $8.4 million and $11.8 million are reimbursed at 30%, and losses in excess of $11.8 million are reimbursed at 80%. Under the all other agreement, losses up to $123.4 million are reimbursed at 80%, losses between $123.4 million and $181.3 million are reimbursed at 30%, and losses in excess of $181.3 million are reimbursed at 80%. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans was five years.

The Company’s bid to acquire DBT included a discount on the book value of the assets totaling $45.0 million. The bid resulted in a cash payment to the FDIC totaling $149.9 million.

First Bank of Jacksonville

On October 22, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of First Bank of Jacksonville (“FBJ”) from the FDIC, as Receiver of FBJ. FBJ operated two branches in Jacksonville, Florida, with approximately $51.1 million in loans and approximately $71.9 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans was five years.

The Company’s bid to acquire FBJ included a discount on the book value of the assets totaling $4.8 million. The bid resulted in a cash payment from the FDIC totaling $8.1 million.

Satilla Community Bank

On May 14, 2010, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of Satilla Community Bank (“SCB”) from the FDIC, as Receiver of SCB. SCB operated one branch in St. Marys, Georgia, the southernmost city on the Georgia coast and a northern suburb of Jacksonville, Florida, with approximately $68.8 million in loans and approximately $75.5 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries during the term of the agreement. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans was five years.

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

United Security Bank

On November 6, 2009, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of United Security Bank (“USB”) from the FDIC, as Receiver of USB. USB operated one branch in Woodstock, Georgia and one branch in Sparta, Georgia, with total loans of approximately $108.4 million and approximately $141.1 million of total deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement the FDIC will absorb 80% of losses and share 80% of loss recoveries on the first $46 million of losses and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $46 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans was five years.

The Company’s bid to acquire USB included a discount on the book value of the assets totaling $32.6 million. Also included in the bid was a premium of approximately $228,000 on USB’s deposits. The bid resulted in a cash payment from the FDIC totaling $24.2 million.

American United Bank

On October 23, 2009, the Bank purchased substantially all of the assets and assumed substantially all of the liabilities of American United Bank (“AUB”) from the FDIC, as Receiver of AUB. AUB operated one branch in Lawrenceville, Georgia, a northeast suburb of Atlanta, Georgia, with approximately $85.7 million in loans and approximately $100.5 million in deposits. The Company’s agreements with the FDIC included a loss-sharing agreement which affords the Bank significant protection from losses associated with loans and OREO. Under the terms of the loss-sharing agreement, the FDIC will absorb 80% of losses and share 80% of loss recoveries on the first $38 million of losses and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $38 million. The loss-sharing agreement for residential real estate loans was terminated in 2012 with two remaining loans, while the term for loss sharing on all other loans was five years.

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

On June 14, 2012, the Preferred Shares were sold by the Treasury through a registered public offering as part of the Treasury’s efforts to wind down its remaining TARP bank investments. While the sale of the Preferred Shares to new investors did not result in any accounting entries and did not change the Company’s capital position, it eliminated the executive compensation and corporate governance restrictions that were applicable to the Company during the period in which the Treasury held its investment in the Preferred Shares. Subsequently, on August 22, 2012, the Company repurchased the Warrant from the Treasury for $2.67 million and in December 2012, the Company repurchased 24,000 of the outstanding Preferred Shares. The Company redeemed the remaining 28,000 outstanding Preferred Shares on March 24, 2014.

MARKET AREAS AND COMPETITION

The banking industry in general, and in the southeastern United States specifically, is highly competitive and dramatic changes continue to occur throughout the industry. Our select market areas in Georgia, Alabama, Florida and South Carolina have experienced strong population growth over the past 20 to 30 years, but have endured significant economic challenges in recent years. Intense market demands, national and local economic pressures, interest rates near zero and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become much more cost effective. Over the past few years, our Bank has faced strong competition in attracting deposits at profitable levels. Competition for deposits comes from other commercial banks, thrift institutions, mortgage bankers, finance companies, credit unions and issuers of securities such as brokerage firms. Interest rates, convenience of office locations and marketing are all significant factors in our Bank’s competition for deposits.

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

EMPLOYEES

At December 31, 2015, the Company employed approximately 1,304 full-time-equivalent employees. We consider our relationship with our employees to be good.

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

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2015, we had approximately $4.02 billion in total loans outstanding, of which approximately $3.8 million were outstanding to certain directors and their affiliates. Company policy prohibits loans to executive officers.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. As of December 31, 2015, there was approximately $22.4 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least one-half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. Since 2001, our consolidated capital ratios have increased due to the issuance of trust preferred securities. At December 31, 2015, all of our trust preferred securities were included in Tier 1 Capital. At December 31, 2015, our total risk-based capital ratio, our Tier 1 risk-based capital ratio and our common equity Tier 1 capital ratio were 11.45% 10.96% and 9.54%, respectively. Neither Ameris nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it. On January 29, 2015, we completed a private placement of 5,320,000 shares of Common Stock at a price of $22.50 per share. We received net proceeds from the issuance of approximately $114.5 million (after deducting placement agent commissions and expenses).

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. At December 31, 2015, our ratio was 8.70%, compared with 8.94% at December 31, 2014. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

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

The federal bank regulatory agencies have adopted regulations establishing relevant capital measurers and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Capital ratio, Tier 1 Capital ratio, Common Equity Tier 1 Capital ratio and leverage ratio. Under the regulations, an FDIC-insured bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 8% or greater, a Common Equity Tier 1 Capital ratio of 6.5% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 6% or greater, a Common Equity Tier 1 Capital ratio of 4.5% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized;”

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 6%, a Common Equity Tier 1 Capital ratio of less than 4.5% or a leverage ratio of less than 4%;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 4%, a Common Equity Tier 1 Capital ratio of less than 3% or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2015, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

In July 2013, the federal banking agencies approved an interim final rule that adopts a series of previously proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III” and to implement requirements of the Dodd-Frank Act. The adopted regulations established new higher capital ratio requirements, narrowed the definitions of capital, imposed new operating restrictions on banking organizations with insufficient capital buffers and increased the risk weighting of certain assets. The Company and the Bank were required to comply with the new capital requirements beginning January 1, 2015.

The regulatory changes found in the new final rule include the following:

•	The final rule established a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike prior rules which excluded unrealized gains and losses on available for sale debt securities from regulatory capital, the final rule generally requires accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies are now required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets. Additionally, the regulations increased the required ratio of Tier I Capital to risk-weighted assets from 4% to 6%. Tier I Capital consists of Common Equity Tier I Capital plus Additional Tier I Capital which includes non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities qualify as Additional Tier I Capital, but they may be included in Tier II Capital along with qualifying subordinated debt. The new regulations also require a minimum Tier I leverage ratio of 4% for all institutions, while the minimum required ratio of total capital to risk-weighted assets remains at 8%.

•	In addition to increased capital requirements, depository institutions and their holding companies will be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements in order to avoid limitations on the payment of dividends, the repurchase of shares or the payment of discretionary bonuses. The capital conservation buffer requirement is being phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until, beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitations.

•	The prompt corrective action regulations, under the final rule, incorporate a Common Equity Tier I Capital requirement and raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action regulations, a banking organization is required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization is required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

FDIC Insurance Assessments

The FDIC insures the deposit accounts of the Bank up to the maximum amount provided by law. The general insurance limit is $250,000.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. Under the rules in effect through March 31, 2011, these rates are applied to the institution’s deposits. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the Deposit Insurance Fund (“DIF”). A range of initial base assessment rates applies to each risk category, subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

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

The Company’s insurance assessments during 2015, 2014 and 2013 were approximately $3.5 million, $3.0 million and $2.3 million, respectively.

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

In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau (“CFPB”), which has been given the power to promulgate and enforce federal consumer protection laws. Depository institutions are subject to the CFPB’s rulemaking authority, while existing federal bank regulatory agencies retain examination and enforcement authority for such institutions. The focus of the CFPB is on the following: (i) risks to consumers and compliance with the federal consumer financial laws; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; (iv) depository institutions with a more specialized focus; and (v) non-depository companies that offer one or more consumer financial products or services.

Financial Privacy

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

The FHLB provides certain services to our Company such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, our Company maintains certain balances with the FHLB in interest-bearing accounts.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings companies and to contribute to low and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan-to-value ratio limitations on real estate loans. Our Company’s loan policies establish limits on loan-to-value ratios that are equal to or less than those established in such regulations.

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

As of December 31, 2015, excluding purchased non-covered and covered assets, our C&D concentration as a percentage of capital totaled 47.5% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 144.0%. Including purchased non-covered and covered loans subject to loss-sharing agreements with the FDIC, the Company’s C&D concentration as a percentage of capital totaled 63.0% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 189.0%.

Limitations on Incentive Compensation

The Dodd-Frank Act requires the federal banking regulators and other agencies, including the SEC, to issue regulations or guidelines requiring disclosure to the regulators of incentive-based compensation arrangements and to prohibit incentive-based compensation arrangements for directors, officers or employees that encourage inappropriate risks by providing excessive compensation, fees or benefits or that could lead to material financial loss to a financial institution. The federal bank regulatory agencies have issued guidance on incentive compensation policies, which covers all employees who have the ability to materially affect the risk profile of an institution, either individually or as part of a group, that is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors and appropriate policies, procedures and monitoring.

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

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Evolving Legislation and Regulatory Action

The Dodd-Frank Act implements many new changes in the way financial and banking operations are regulated in the United States. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, with the result that the overall financial impact on the Company and the Bank cannot be anticipated at this time.

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

The capital and credit markets have been experiencing volatility and disruption for over seven years. Declines in the housing market over this period, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, as well as major commercial and investment banks. As a result of the broad-based economic decline and the troubled economic conditions, financial institutions have pursued defensive strategies, including seeking additional capital. In some cases, financial institutions that did not pursue defensive strategies or did not succeed in those strategies have failed. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Additionally, the market disruptions have increased the level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Although the difficult conditions in the financial markets may ease in the future, we are managing the Company with numerous defensive strategies. A worsening of the current conditions would exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2015, net interest income made up 67.2% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

The majority of our loan portfolio is secured by real estate. As the economy has deteriorated and depressed real estate values, the collateral value of the portfolio and the revenue stream from those loans has come under stress and has required additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate and resolve credit quality issues is dependent on real estate activity and real estate prices, both of which have been unpredictable for several years.

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

We sell substantially all of the mortgage loans that we originate. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans as well as declines in real estate values could result in one or more of the following:

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

Ameris is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Common Stock and interest and principal on the Company’s debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Common Stock and its business, financial condition and results of operations may be materially adversely affected. Consequently, cash-based activities, including further investments in the Bank or in support of the Bank, could require borrowings or additional issuances of common or preferred stock.

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

Although we have entered into loss-sharing agreements with the FDIC which provide that a significant portion of losses related to specified loan portfolios that we have acquired in connection with the FDIC-assisted transactions will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss-sharing agreements have limited terms, some of which have already expired; therefore, any charge-off of related losses that we experience after the term of the loss-sharing agreements will not be reimbursable by the FDIC and will negatively impact our net income. The loss-sharing agreements also impose standard requirements on us which must be satisfied in order to retain loss share protections.

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

Holders of our Common Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. In 2010, in response to anticipated increases in corporate risks, our Board suspended the payment of dividends on our Common Stock. In 2014, our Board reinstated the payment of dividends on our Common Stock; however, the payment of dividends could be suspended again at any time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 310 First St. SE, Moultrie, Georgia 31768. The Company occupies approximately 6,300 square feet at this location plus an additional 37,248 square feet used for support services for banking operations, including credit, sales and operational support, as well as audit and loan review services. The Company also leases approximately 40,072 square feet in Jacksonville, Florida used for additional corporate support services. In addition to its corporate headquarters, Ameris operates 101 office or branch locations, with eight of those locations announced to be consolidated within the coming months. Of the 101 branch locations, 81 are owned and 20 are subject to either building or ground leases. Ameris also operates nine mortgage production offices, all of which are subject to building leases. At December 31, 2015, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The Common Stock is listed on NASDAQ under the symbol “ABCB”. The following table sets forth: (i) the high and low sales prices for the Common Stock as quoted on NASDAQ during 2015 and 2014; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2015	High	Low	Dividend

March 31	$26.55	$22.75	0.05
June 30	26.87	24.73	0.05
September 30	28.75	24.97	0.05
December 31	34.90	27.65	0.05

Quarter Ended 2014	High	Low	Dividend

March 31	$24.00	$19.86	-
June 30	23.90	19.73	0.05
September 30	24.04	21.00	0.05
December 31	26.48	21.95	0.05

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

Holders of Common Stock

As of February 18, 2016, there were approximately 2,132 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index and the index of NASDAQ Bank Stocks for the five-year period commencing December 31, 2010, and ending December 31, 2015. This line graph assumes an investment of $100 on December 31, 2010, and reinvestment of dividends and other distributions to shareholders.

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. Acquisitions, including the FDIC-assisted transactions completed between 2009 and 2012, the acquisition of Prosperity in 2013, the acquisition of Coastal in 2014, the branch acquisition in 2015 and the acquisition of Merchants in 2015, significantly affected the comparability of selected financial data. Specifically, since the acquisitions were accounted for using the acquisition method of accounting, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part I, Item 1. of this Annual Report and in Note 3, “Business Combinations,” and Note 4, “Assets Acquired in FDIC-Assisted Acquisitions,” in the Notes to Consolidated Financial Statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Selected Balance Sheet Data:
Total assets	$5,588,940	$4,037,077	$3,667,649	$3,019,052	$2,994,307
Loans, net of unearned income	2,406,877	1,889,881	1,618,454	1,450,635	1,332,086
Purchased, non-covered loans	771,554	674,239	448,753	-	-
Purchased loan pools	592,963	-	-	-	-
Covered loans	137,529	271,279	390,237	507,712	571,489
Investment securities available for sale	783,185	541,805	486,235	346,909	339,967
FDIC loss-share receivable, net of clawback	6,301	31,351	65,441	159,724	242,394
Total deposits	4,879,290	3,431,149	2,999,231	2,624,663	2,591,566
Stockholders’ equity	514,759	366,028	316,699	279,017	293,770

Selected Average Balances:
Total assets	$4,804,245	$3,731,281	$2,848,529	$2,971,960	$2,965,799
Loans, net of unearned income	2,161,726	1,753,013	1,478,816	1,393,012	1,348,557
Purchased, non-covered loans	712,022	557,708	11,065	-	-
Purchased loan pools	201,689	-	-	-	-
Covered loans	206,774	339,417	440,923	553,657	570,719
Investment securities available for sale	731,165	508,383	332,413	369,734	338,736
Total deposits	4,126,885	3,200,622	2,487,901	2,150,729	2,247,163
Stockholders’ equity	492,242	316,400	277,173	293,400	282,523

Selected Income Statement Data:
Interest income	$190,393	$164,566	$126,322	$129,479	$141,071
Interest expense	14,856	14,680	10,137	15,074	27,547
Net interest income	175,537	149,886	116,185	114,405	113,524

Provision for loan losses	5,264	5,648	11,486	31,089	32,729
Other income	85,586	62,836	46,549	57,874	52,807
Other expenses	199,115	150,869	121,945	119,470	101,953
Income before income taxes	56,744	56,205	29,303	21,720	31,649
Income tax expense	15,897	17,482	9,285	7,285	10,556
Net income	$40,847	$38,723	$20,018	$14,435	$21,093

Preferred stock dividends	-	286	1,738	3,577	3,241
Net income available to common shareholders	$40,847	$38,437	$18,280	$10,858	$17,852

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, Except Per Share Data)

Per Share Data:
Net income – basic	$1.29	$1.48	$0.76	$0.46	$0.76
Net income – diluted	1.27	1.46	0.75	0.46	0.76
Common book value	15.98	13.67	11.50	10.56	10.23
Common dividends – cash	0.20	0.15	-	-	-
Common dividends – stock	-	-	-	-	-

Profitability Ratios:
Net income to average total assets	0.85%	1.08%	0.70%	0.49%	0.60%
Net income to average common stockholders’ equity	8.37	12.40	8.06	5.99	7.21
Net interest margin	4.12	4.59	4.74	4.60	4.57
Efficiency ratio	76.25	70.92	74.94	69.35	61.30

Loan Quality Ratios:
Net charge-offs to average loans*	0.22%	0.34%	0.75%	2.87%	2.21%
Allowance for loan losses to total loans *	0.85	1.12	1.38	1.63	2.64
Nonperforming assets to total loans and OREO**	1.60	3.35	3.49	5.28	8.76

Liquidity Ratios:
Loans to total deposits	80.11%	82.64%	81.94%	74.61%	73.45%
Average loans to average earnings assets	75.96	80.22	78.08	77.83	76.72
Noninterest-bearing deposits to total deposits	27.26	24.46	22.29	19.46	15.26

Capital Adequacy Ratios:
Stockholders’ equity to total assets	9.21%	9.07%	8.63%	9.24%	9.81%
Common stock dividend payout ratio	15.76	10.37	-	-	-

*	Excludes purchased non-covered and covered assets.
**	Excludes covered assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2015, the Company reported net income available to common shareholders of approximately $40.8 million, or $1.27 per share, compared with $38.4 million, or $1.46 per share, in 2014. The Company’s net income as a percentage of average assets for 2015 and 2014 was 0.85% and 1.08%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 8.37% and 12.40%, respectively.

Highlights of the Company’s performance in 2015 include the following:

•	The Company completed the acquisition of Merchants and 18 additional retail branches, increasing total assets by approximately $1.14 billion, total loans by approximately $195.5 million and total deposits by approximately $1.05 billion. The Merchants acquisition added thirteen retail offices in the Gainesville and Ocala, Florida markets, and the branch acquisitions added eighteen branches in North Florida and South Georgia. The Company recorded $14.7 million in additional goodwill and $3.9 million in core deposit intangibles associated with the Merchants acquisition and $11.2 million in additional goodwill and $8.6 million in core deposit intangibles associated with the branch acquisition.

•	The Company announced the execution of an agreement to acquire JAXB, the parent company of The Jacksonville Bank. The Jacksonville Bank currently operates eight banking locations, all of which are located within the Jacksonville, Florida MSA. The acquisition will further expand the Company’s existing Southeastern footprint in the attractive Jacksonville market, where the Company will be the largest community bank by deposit market share after the acquisition. Upon completion of the transaction, the combined company will have approximately $6.0 billion in assets, $4.2 billion in loans and $5.2 billion in deposits. The transaction is expected to close in March 2016.

•	Non-accrual loans, excluding purchased loans, decreased approximately $4.9 million, or 22.4%, to $16.9 million during 2015. Legacy OREO (excluding purchased OREO and OREO sourced from purchased loans) decreased significantly from $33.2 million at December 31, 2014 to $16.1 million at December 31, 2015. Net charge-offs for 2015 declined to 0.22% of total legacy loans, compared with 0.34% for 2014.

•	Tangible common equity to tangible assets increased slightly from 7.42% at December 31, 2014 to 7.44% at December 31, 2015. Tangible common book value per share increased 15.1% from $10.99 at December 31, 2014 to $12.65 at December 31, 2015.

•	Net income from the Company’s retail mortgage division increased 88.4% during 2015 to $9.3 million.

•	Net income from the Company’s SBA division increased 24.7% during 2015 to $2.8 million.

•	The Company’s net interest margin decreased to 4.12% in 2015, from 4.59% in 2014. Lower yields on most earning asset classes were offset by lower funding costs. Deposit costs, the Company’s largest funding expense, continued to decline from 0.30% in 2014 to 0.23% in 2015, due to shifts in the deposit mix.

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2015, we did not have any individual loan that exceeded our in-house credit limit of $20.0 million. We had three relationships consisting of 12 different non-covered loans that exceeded our $20.0 million in-house credit limit. Total exposure resulting from these three relationships was $80.1 million. Additional disclosure concerning the Company’s largest loan relationships is provided in the “Balance Sheet Comparison” section below.

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

Fair Value Accounting Estimates

GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include impaired loans, OREO, and the net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, we determine fair values utilizing estimates, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management. At December 31, 2015, the percentage of the Company’s assets measured at fair value was 17%. See Note 22, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

Long-Lived Assets, Including Intangibles

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Core deposit intangibles represent premiums paid for deposits acquired via acquisition and are being amortized over its estimated useful life, typically five to seven years.

NET INCOME/(LOSS) AND EARNINGS PER SHARE

The Company’s net income available to common shareholders during 2015 was approximately $40.8 million, or $1.27 per diluted share, compared with $38.4 million, or $1.46 per diluted share, in 2014, and $18.3 million, or $0.75 per diluted share, in 2013.

For the fourth quarter of 2015, the Company recorded net income available to common shareholders of approximately $14.1 million, or $0.43 per diluted share, compared with $10.6 million, or $0.39 per diluted share, for the quarter ended December 31, 2014, and $966,000, or $0.04 per diluted share, for the quarter ended December 31, 2013.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $4.32 billion in 2015, compared with approximately $3.30 billion in 2014. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

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

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$87,952	$3,466	3.94%	$71,231	$2,593	3.64%	$110,542	$3,883	3.51%
Loans	2,161,726	103,206	4.77	1,753,013	87,727	5.00	1,478,816	80,005	5.41
Purchased non-covered loans	712,022	46,208	6.49	557,708	40,020	7.18	11,065	570	5.15
Purchased loan pools	201,689	6,481	3.21	-	-	-	-	-	-
Covered loans	206,774	14,128	6.83	339,417	21,355	6.29	440,923	33,587	7.62
Investment securities	731,165	18,657	2.55	508,383	14,281	2.81	332,413	9,041	2.72
Short-term assets	219,620	823	0.37	73,715	244	0.33	98,945	278	0.28

Total interest- earning assets	4,320,948	192,969	4.47	3,303,467	166,220	5.03	2,472,704	127,364	5.15

Noninterest-earning assets	483,297			427,814			375,825

Total assets	$4,804,245			$3,731,281			$2,848,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,088,859	$4,848	0.23%	$1,680,328	$4,435	0.26%	$1,327,205	$3,521	0.27%
Time deposits	810,344	4,905	0.61	768,420	5,054	0.66	671,083	4,878	0.73
Other borrowings	91,919	1,536	1.67	86,986	1,924	2.21	28,935	307	1.06
FHLB advances	8,444	31	0.37	46,986	140	0.30	2,400	63	2.63
Subordinated deferrable interest debentures	67,962	3,536	5.20	60,298	3,127	5.19	43,276	1,368	3.16
Total interest-bearing liabilities	3,067,528	14,856	0.48	2,643,018	14,680	0.56	2,072,899	10,137	0.49

Demand deposits	1,227,682			751,874			489,613
Other liabilities	16,793			19,989			8,844
Stockholders’ equity	492,242			316,400			277,173

Total liabilities and stockholders’ equity	$4,804,425			$3,731,281			$2,848,529
Interest rate spread			3.98%			4.47%			4.66%
Net interest income		$178,113			$151,540			$117,227

Net interest margin			4.12%			4.59%			4.74%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, investment securities, interest-bearing deposits in banks and federal funds sold. Our interest-bearing liabilities include deposits, securities sold under agreements to repurchase, other borrowings and subordinated debentures.

2015 compared with 2014. For the year ended December 31, 2015, interest income was $190.4 million, an increase of $25.8 million, or 15.7%, compared with the same period in 2014. Average earning assets increased $1.02 billion, or 30.8%, to $4.32 billion for the year ended December 31, 2015, compared with $3.30 billion as of December 31, 2014. Yield on average earning assets on a taxable equivalent basis decreased during 2015 to 4.47%, compared with 5.03% for the year ended December 31, 2014. However, lower yields on most earning assets have been partially offset by lower funding costs.

Interest expense on deposits and other borrowings for the year ended December 31, 2015 was $14.9 million, compared with $14.7 million for the year ended December 31, 2014. The Company’s funding mix continued to improve during 2015, leading to savings in cost of funds. During 2015, average noninterest-bearing accounts amounted to $1.23 billion and comprised 29.2% of average total deposits, compared with $751.9 million, or 23.5% of average total deposits, during 2014. Average balances of time deposits amounted to $810.3 million and comprised 19.3% of average total deposits during 2015, compared with $768.4 million, or 24.0% of average total deposits, during 2014.

On a taxable-equivalent basis, net interest income for 2015 was $178.1 million, compared with $151.5 million in 2014, an increase of $26.6 million, or 17.5%. The Company’s net interest margin, on a tax equivalent basis, decreased to 4.12% for the year ended December 31, 2015, compared with 4.59% for the year ended December 31, 2014.

2014 compared with 2013. For the year ended December 31, 2014, interest income was $164.6 million, an increase of $38.2 million, or 30.3%, compared with the same period in 2013. Average earning assets increased $830.8 million, or 33.6%, to $3.30 billion for the year ended December 31, 2014, compared with $2.47 billion as of December 31, 2013. Yield on average earning assets on a taxable equivalent basis decreased during 2014 to 5.03%, compared with 5.15% for the year ended December 31, 2013.

Interest expense on deposits and other borrowings for the year ended December 31, 2014 was $14.7 million, compared with $10.1 million for the year ended December 31, 2013. The Company’s funding mix continued to improve during 2014, leading to savings in cost of funds. During 2014, average noninterest-bearing accounts amounted to $751.9 million and comprised 23.5% of average total deposits, compared with $489.6 million, or 19.7% of average total deposits, during 2013. Average balances of time deposits amounted to $768.4 million and comprised 24.0% of average total deposits during 2014, compared with $671.1 million, or 27.0% of average total deposits, during 2013.

On a taxable-equivalent basis, net interest income for 2014 was $151.5 million, compared with $117.2 million in 2013, an increase of $34.3 million, or 29.3%. The Company’s net interest margin, on a tax equivalent basis, decreased to 4.59% for the year ended December 31, 2014, compared with 4.74% for the year ended December 31, 2013.

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2015 and 2014 are shown in the following table:

	2015 vs. 2014			2014 vs. 2013
	Increase	Changes Due To		Increase	Changes Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Income from earning assets:
Interest on mortgage loans held for sale	$873	$264	$609	$(1,290)	$91	$(1,381)
Interest and fees on loans	15,479	(4,974)	20,453	7,722	(7,112)	14,834
Interest on purchased non-covered loans	6,188	(4,885)	11,073	39,450	11,290	28,160
Interest on purchased loan pools	6,481	-	6,481	-	-	-
Interest on covered loans	(7,227)	1,118	(8,345)	(12,232)	(4,500)	(7,732)
Interest on securities	4,376	(1,882)	6,258	5,240	454	4,786
Short-term assets	579	96	483	(34)	37	(71)
Total interest income	26,749	(10,263)	37,012	38,856	260	38,596

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	413	(665)	1,078	914	(23)	937
Interest on time deposits	(149)	(425)	276	176	(532)	708
Interest on other borrowings	(388)	(497)	109	1,617	1,001	616
Interest on FHLB advances	(109)	6	(115)	77	(1,093)	1,170
Interest on trust preferred securities	409	12	397	1,759	1,221	538
Total interest expense	176	(1,569)	1,745	4,543	574	3,969

Net interest income	$26,573	$(8,694)	$35,267	$34,313	$(314)	$34,627

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

The Company’s provision for loan losses during 2015 amounted to $5.3 million, compared with $5.6 million for 2014 and $11.5 million in 2013. Net charge-offs in 2015 were 0.22% of average loans, excluding purchased loans and the loans covered by the FDIC-loss-sharing agreements, compared with 0.34% in 2014 and 0.69% in 2013.

At December 31, 2015, non-performing assets, excluding assets covered by the FDIC-loss-sharing agreements, amounted to $60.7 million, or 1.09% of total assets, compared with 2.17% at December 31, 2014. Legacy non-performing assets totaled $33.0 million and acquired, non-covered non-performing assets totaled $27.7 million at December 31, 2015. Legacy other real estate was approximately $16.1 million as of December 31, 2015, reflecting a 51.3% decrease from the $33.2 million reported at December 31, 2014. Purchased, non-covered other real estate was $14.3 million at December 31, 2015, compared with $15.6 million at December 31, 2014. The Company’s allowance for loan losses at December 31, 2015 was $21.1 million, or 0.85% of loans, excluding purchased non-covered and covered loans, compared with $21.2 million, or 1.12%, and $22.4 million, or 1.38%, at December 31, 2014 and 2013, respectively.

Noninterest Income

Following is a comparison of noninterest income for 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Service charges on deposit accounts	$34,465	$24,614	$19,545
Mortgage banking activities	36,800	25,986	19,128
Other service charges, commissions and fees	3,754	2,647	2,151
Gain on sales of securities	137	138	171
Gain on sale of SBA loans	4,522	3,896	1,500
Other income	5,908	5,555	4,054
	$85,586	$62,836	$46,549

2015 compared with 2014. Total noninterest income in 2015 was $85.6 million, compared with $62.8 million in 2014, an increase of $22.8 million. This increase is due to a $10.8 million increase in mortgage banking activity, a $9.9 million increase in service charges on deposit accounts, a $1.1 million increase in other service charges, a $626,000 increase in gain on the sale of SBA loans and a $353,000 increase in other income.

Income from mortgage banking activities continued to increase during 2015, from $26.0 million in 2014 to $36.8 million in 2015, as the Company’s mortgage division reached a mature stage with a team of long-tenured mortgage bankers producing strong results.

Service charges on deposit accounts increased $9.9 million, or 40.0%, in 2015 as a result of acquisition activity and successful efforts on commercial deposit accounts. Other service charges increased $1.1 million, or 41.8%, in 2015 due to acquisitions and increased sales efforts. Since 2011, the Company has devoted significant resources to both treasury deposit products and treasury sales professionals, which contributed significantly to the Company’s growth in non-interest bearing deposits.

Gains on sales of SBA loans increased $626,000 to $4.5 million during 2015, as the Company continued its efforts to build an SBA division.

2014 compared with 2013. Total noninterest income in 2014 was $62.8 million, compared with $46.5 million in 2013, an increase of $16.3 million. The majority of this increase relates to a $6.9 million increase in mortgage banking activity, a $5.1 million increase in service charges on deposit accounts, a $3.9 million increase in other income, and a $496,000 increase in other service charges.

Income from mortgage banking activities increased substantially during 2014, from $19.1 million in 2013 to $26.0 million in 2014, as the Company’s mortgage division continued its growth.

Other income increased $3.9 million, or 70.2%, from $5.6 million in 2013 to $9.5 million in 2014. The Company’s recent efforts to build an SBA division resulted in significant gains in revenue and net income. During 2014, the Company recorded $3.9 million of gains on sales of SBA loans and $1.0 million of SBA servicing fee income, compared with gains on sales of SBA loans of $1.5 million and SBA servicing fee income of $611,000 in 2013.

Service charges on deposit accounts increased 25.9% in 2014, also as a result of acquisition activity and successful efforts on commercial deposit accounts.

Noninterest Expense

Following is a comparison of noninterest expense for 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Salaries and employee benefits	$94,003	$73,878	$56,670
Equipment and occupancy	21,195	17,521	12,286
Amortization of intangible assets	3,741	2,330	1,414
Data processing and communication costs	19,849	15,551	11,539
Advertising and public relations	3,312	2,869	1,620
Postage & delivery	1,810	1,392	1,017
Printing & supplies	2,554	1,331	962
Legal fees	942	743	615
Other professional fees	2,506	2,349	1,526
Directors fees	1,203	810	722
FDIC assessments	3,475	2,972	2,323
Acquisition expenses	7,980	3,940	4,350
OREO and problem loan expenses	17,707	13,506	15,486
Other expense	18,838	11,677	11,415
	$199,115	$150,869	$121,945

2015 compared with 2014. Operating expenses increased from $150.9 million in 2014 to $199.1 million in 2015. The primary drivers of the increase in operating expenses are the increased number of branch locations and continued growth and expansion in the Company’s mortgage and SBA divisions. Salaries and employee benefits increased 27.2% from $73.9 million in 2014 to $94.0 million in 2015. Equipment and occupancy expense increased 21.0% from $17.5 million in 2014 to $21.2 million in 2015. Data processing and telecommunications expense increased during 2015 to $19.8 million, an increase of 27.6% compared with the $15.6 million reported for 2014. The majority of these expense increases are attributable to the additional branches acquired during 2014 and 2015. Postage and delivery, printing and supplies, legal fees and other professional fees all increased during 2015 to support the larger operations of the Company.

Acquisition expenses of $8.0 million in 2015 relate to the Merchants and branch acquisitions, compared with the $3.9 million recorded in 2014 related to the Coastal acquisition. Problem loan and OREO expenses increased $4.2 million in 2015. During the second quarter of 2015, the Company recorded $11.2 million of pre-tax OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets in order to expedite their liquidation. Excluding acquisition and credit-related expenses, total operating expenses were $173.4 million for the year ended December 31, 2015, compared with $133.4 million for 2014. Expressed as a percentage of average assets, total operating expense net of credit-related and acquisition costs was 3.61% in 2015, a slight increase from 3.58% reported for 2014.

2014 compared with 2013. Operating expenses increased from $121.9 million in 2013 to $150.9 million in 2014. The primary drivers of the increase in operating expenses are the increased number of branch locations and continued growth and expansion in the Company’s mortgage and SBA divisions. Salaries and employee benefits increased 30.4% from $56.7 million in 2013 to $73.9 million in 2014. Equipment and occupancy expense increased 42.6% from $12.3 million in 2013 to $17.5 million in 2014. Data processing and telecommunications expense increased during 2014 to $15.6 million, an increase of 34.8% compared with the $11.5 million reported for 2013. Advertising and public relations increased $1.2 million during 2014, as the Company incurred these costs to support various revenue and growth strategies throughout the year. Postage and delivery, printing and supplies, legal fees and other professional fees all increased during 2014 to support the Company’s growth.

Acquisition expenses of $3.9 million in 2014 relate to the Coastal acquisition, compared with the $4.4 million recorded in 2013 related to the Prosperity acquisition. Problem loan and OREO expenses decreased $2.0 million in 2014, as the level of OREO and problem loans declined and general economic conditions improved. Excluding acquisition and credit-related expenses, total operating expenses were $133.4 million for the year ended December 31, 2014, compared with $102.1 million for 2013. Expressed as a percentage of average assets, total operating expense net of credit-related and non-recurring acquisition costs in 2014 was 3.58%, a slight increase from 3.47% reported for 2013.

Income Taxes

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2015, the Company recorded income tax expense of approximately $15.9 million, compared with $17.5 million recorded in 2014 and $9.3 million recorded in 2013. The Company’s effective tax rate was 28%, 31% and 32% for the years ended December 31, 2015, 2014 and 2013, respectively.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2015, approximately 79.8% of our legacy loan portfolio was secured by real estate. The amount of loans outstanding, excluding purchased non-covered and covered loans, at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Commercial, financial & agricultural	$449,623	$319,654	$244,373	$174,217	$142,960
Real estate – construction & development	244,693	161,507	146,371	114,199	130,270
Real estate – commercial & farmland	1,104,991	907,524	808,323	732,322	672,765
Real estate – residential	570,430	456,106	351,886	346,480	330,727
Consumer installment loans	31,125	30,782	34,249	40,178	37,296
Other	6,015	14,308	33,252	43,239	18,068
	2,406,877	1,889,881	1,618,454	1,450,635	1,332,086
Less allowance for loan losses	20,481	21,157	22,377	23,593	35,156
Loans, net	$2,386,396	$1,868,724	$1,596,077	$1,427,042	$1,296,930

The following table provides additional disclosure on the various loan types comprising the subgroup “Real estate – commercial & farmland” at December 31, 2015 (in thousands):

	Outstanding Balance	Average Maturity (Months)	Average Rate	% non-accrual

Owner-Occupied	$368,842	48	5.14%	0.58%
Farmland	158,747	30	5.29%	1.96%
Apartments	79,123	52	4.80%	-
Hotels / Motels	37,170	52	5.14%	-
Auto Dealers	1,564	35	4.65%	-
Offices / Office Buildings	116,403	54	4.99%	-
Strip Centers (Anchored & Non-Anchored)	105,080	47	4.63%	-
Convenience Stores	9,311	32	4.98%	7.70%
Retail Properties	123,536	58	4.98%	0.49%
Warehouse Properties	75,120	54	5.01%	-
All Other	30,095	37	5.63%	1.49%
	$1,104,991	44	5.15%	0.64%

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s stated in-house legal lending limit for a single loan is $20.0 million, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships are summarized below by type and compared to the Bank’s loan portfolio taken as a whole (in thousands):

	Balance	Average Rate	Average Maturity (months)	% unsecured	% in non- accrual status

Commercial, financial & agricultural	$141,524	3.13%	95	31.8%	-
Real estate – construction & development	29,190	4.03%	45	-	-
Real estate – commercial & farmland	118,023	4.18%	68	-	-
Real estate – residential	23,972	4.01%	45	-	-
Total	$312,709	3.87%	70	14.4%	-
Ameris Bank Loan Portfolio	$2,406,877	6.04%	40	3.6%	0.70%

Total legacy loans, excluding purchased non-covered and covered loans, as of December 31, 2015, are shown in the following table according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)

Commercial, financial & agricultural	$108,619	$119,386	$221,618	$449,623
Real estate – construction & development	83,653	108,617	52,423	244,693
Real estate – commercial & farmland	158,602	578,847	367,542	1,104,991
Real estate – residential	157,401	189,461	223,568	570,430
Consumer installment loans	5,833	24,614	678	31,125
Other	6,015	-	-	6,015
	$520,123	$1,020,925	$865,829	$2,406,877

The following table summarizes loans at December 31, 2015, with maturity dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$1,419,995
Floating or adjustable interest rates	466,759
$1,886,754

Purchased Non-Covered Assets

Loans that were acquired in transactions and are not covered by the loss-sharing agreements with the FDIC (“purchased non-covered loans”) totaled $771.6 million and $674.2 million at December 31, 2015 and 2014, respectively. OREO that was acquired in transactions and is not covered by the loss-sharing agreements with the FDIC totaled $14.3 million and $15.6 million at December 31, 2015 and 2014, respectively. Purchased non-covered assets include assets that were acquired in FDIC-assisted transactions but that are no longer covered by the loss-sharing agreements due to the expiration of such agreements.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality and interest rate risk. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, the identified loss will be charged off and provision expense is recorded for that difference. During the year ended December 31, 2015, the Company recorded a net provision for loan loss credit of $237,000 due to recoveries received on previously charged off purchased non-covered loans. During the year ended December 31, 2014, the Company recorded provision for loan loss expense of $84,000 to account for losses where there was a decrease in cash flows from the initial estimates on purchased non-covered loans. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

The amount of purchased, non-covered loans outstanding, at the indicated dates, is shown in the following table according to type of loan.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Commercial, financial & agricultural	$45,462	$38,041	$32,141	$-	$-
Real estate – construction & development	72,080	58,362	31,176	-	-
Real estate – commercial & farmland	390,755	306,706	179,898	-	-
Real estate – residential	258,153	266,342	200,851	-	-
Consumer installment loans	5,104	4,788	4,687	-	-
Other	-	-	-	-	-
Total purchased, non-covered loans	$771,554	$674,239	$448,753	$-	$-

Purchased loans as of December 31, 2015, are shown below according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(Dollars in Thousands)

Purchased, non-covered loans	$111,334	$222,771	$437,449	$771,554
Covered loans	41,035	50,899	45,595	137,529
Total Purchased loans	$152,369	$273,670	$483,044	$909,083

Purchased Loan Pools

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of purchase premium paid at acquisition. The Company has allocated approximately $581,000 of the allowance for loan losses to the purchased loan pools. The Company did not have any purchased loan pools prior to 2015.

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaling $137.5 million and $271.3 million at December 31, 2015 and 2014, respectively, are not included in the preceding tables. OREO that is covered by the loss-sharing agreements with the FDIC totaled $5.0 million and $19.9 million at December 31, 2015 and 2014, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value at the respective acquisition dates. The net FDIC loss-share receivable reported at December 31, 2015 and 2014 was $6.3 million and $31.4 million, respectively.

The Company recorded the loans at their fair values, taking into consideration certain credit quality and interest rate risk. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, the identified loss is charged off and a provision for loan loss is recorded. For the years ended December 31, 2015, 2014 and 2013, the Company recorded approximately $751,000, $843,000 and $1.5 million, respectively, of provision for loan losses to account for decreases in estimated cash flows on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Covered loans are shown below according to loan type as of the end of the years shown (in thousands):

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Commercial, financial & agricultural	$5,546	$21,467	$26,550	$32,606	$41,867
Real estate – construction & development	7,612	23,447	43,179	70,184	77,077
Real estate – commercial & farmland	71,226	147,627	224,451	278,506	321,257
Real estate – residential	53,038	78,520	95,173	125,056	127,644
Consumer installment loans	107	218	884	1,360	3,644
Other	-	-	-	-	-
Total covered loans	$137,529	$271,279	$390,237	$507,712	$571,489

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses represents a reserve for probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes might be potentially impaired or warrant additional attention. We segregate our loan portfolio by type of loan and utilize this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent loan reviewers and regulatory authorities, we further segregate our loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to fine tune the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on data such as current loan quality trends, current economic conditions and other factors in the markets where the Bank operates. Factors considered include, among others, current valuations of real estate in our markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events, such as major plant closings.

We have developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in our total loan portfolio, with the exception of warehouse lines of credit and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of allowance. Many of the larger loans require an annual review by an independent loan officer and are often reviewed by independent third parties. As a result of these loan reviews, certain loans may be assigned specific allowance allocations. Other loans that surface as problem loans may also be assigned specific allowance allocations. Assigned risk ratings can be adjusted based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the independent internal loan review department.

The primary contributor to the allowance for loan losses is historical losses by loan type.  The Company’s look-back period for historical losses is 16 quarters.  Current period losses are substantially lower than those incurred four years ago, which has reduced the need in the allowance for loan losses, as a percentage of loans, at December 31, 2015, as compared to prior periods. The Company’s trends for most of the qualitative factors currently utilized in the allowance for loan losses are positive compared to prior periods, which also contributes to a lower current need in the allowance for loan losses. Additionally, approximately 70% of the Company’s loan growth during 2015 consisted of municipal loans, residential mortgages and purchased residential loan pools, each of which presents a lower risk of default than other loan types, such as acquisition, construction and development or investor commercial real estate loans. The growth in lower-risk loans during 2015, combined with the improved historical loss rates and qualitative factors, are the primary reasons the allowance for loan losses as a percentage of loans decreased during the year.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At December 31,
	2015		2014		2013		2012		2011
	(Dollars in Thousands)
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial, financial, and agricultural	$1,144	19%	$2,004	17%	$1,823	15%	$2,439	12%	$2,918	11%
R/E Commercial & Farmland	7,994	46	8,823	48	8,393	50	9,157	50	14,226	50
R/E Construction & Development	5,009	10	5,030	9	5,538	9	5,343	8	9,438	10
Total Commercial	14,147	75	15,857	74	15,754	74	16,939	70	26,582	71
R/E Residential	4,760	24	4,129	24	6,034	22	5,898	24	8,128	25
Consumer Installment	1,574	1	1,171	2	589	4	756	6	446	4
Purchased loan pools	581	-	-	-	-	-	-	-	-	-
	$21,062	100%	$21,157	100%	$22,377	100%	$23,593	100%	$35,156	100%

The following table presents an analysis of our loan loss experience, excluding purchased non-covered and covered loans, for the periods indicated:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Average amount of non-purchased loans outstanding	$2,161,726	$1,753,013	$1,478,816	$1,393,012	$1,348,557
Balance of allowance for loan losses at beginning of period	$21,157	$22,377	$23,593	$35,156	$34,576

Charge-offs:
Commercial real estate, financial and agricultural	(4,427)	(5,447)	(7,350)	(31,382)	(25,475)
Residential real estate	(1,587)	(1,707)	(5,215)	(8,722)	(5,399)
Consumer Installment	(410)	(471)	(719)	(1,059)	(749)
Recoveries:
Commercial real estate, financial and agricultural	1,291	944	935	679	1,593
Residential real estate	151	254	888	225	146
Consumer Installment	137	486	298	245	123
Net charge-offs	(4,845)	(5,941)	(11,163)	(40,014)	(29,761)

Additions to allowance charged to operating expenses	4,750	4,721	9,947	28,451	30,341

Balance of allowance for loan losses at end of period	$21,062	$21,157	$22,377	$23,593	$35,156

Ratio of net loan charge-offs to average non-purchased loans	0.22%	0.34%	0.75%	2.87%	2.21%

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

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Commercial, financial & agricultural	$1,302	$1,672	$4,103	$4,138	$3,987
Real estate – construction & development	1,812	3,774	3,971	9,281	15,020
Real estate – commercial & farmland	7,019	8,141	8,566	11,962	35,385
Real estate – residential	6,278	7,663	12,152	12,595	15,498
Consumer installment loans	449	478	411	909	933
Total	$16,860	$21,728	$29,203	$38,885	$70,823
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	-	1	-	-	-

The following table presents an analysis of purchased, non-covered loans accounted for on a non-accrual basis.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Commercial, financial & agricultural	$1,064	$175	$11	$-	$-
Real estate – construction & development	1,106	1,119	325	-	-
Real estate – commercial & farmland	4,920	10,242	1,653	-	-
Real estate – residential	6,168	6,644	4,658	-	-
Consumer installment loans	72	69	12	-	-
Total	$13,330	$18,249	$6,659	$-	$-

The following table presents an analysis of covered loans accounted for on a non-accrual basis.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Commercial, financial & agricultural	$2,803	$8,541	$7,257	$10,765	$11,952
Real estate – construction & development	1,701	7,601	14,781	20,027	30,977
Real estate – commercial & farmland	5,034	12,584	33,495	55,946	75,458
Real estate – residential	3,663	6,595	13,278	28,672	41,139
Consumer installment loans	37	91	341	302	473
Total	$13,238	$35,412	$69,152	$115,712	$159,999

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of December 31, 2015 and 2014, the Company had a balance of $16.4 million and $15.3 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$240	10	$110
Real estate – construction & development	11	792	3	63
Real estate – commercial & farmland	16	5,766	3	596
Real estate – residential	51	7,574	20	1,123
Consumer installment	12	46	23	94
Total	94	$14,418	59	$1,986

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$290	2	$13
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	47	5,258	11	1,485
Consumer installment	11	55	11	73
Total	92	$12,759	32	$2,523

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2015 and 2014.

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	11	$314	3	$37
Real estate – construction & development	10	771	4	83
Real estate – commercial & farmland	16	5,739	3	624
Real estate – residential	49	7,086	22	1,610
Consumer installment	20	75	15	65
Total	106	$13,985	47	$2,419

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$67	1	$236
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	45	5,036	13	1,707
Consumer installment	14	67	8	61
Total	94	$12,326	30	$2,956

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$1,891	8	$247
Forgiveness of Principal	2	1,241	1	357
Forbearance of Principal	6	2,798	8	158
Rate Reduction Only	15	1,869	2	226
Rate Reduction, Forbearance of Interest	39	2,504	23	383
Rate Reduction, Forbearance of Principal	12	3,316	15	256
Rate Reduction, Forgiveness of Interest	9	795	2	359
Rate Reduction, Forgiveness of Principal	1	4	-	-
Total	94	$14,418	59	$1,986

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$1,917	4	$270
Forgiveness of Principal	5	2,394	-	-
Forbearance of Principal	6	165	-	-
Rate Reduction Only	16	3,677	4	477
Rate Reduction, Forbearance of Interest	31	2,160	21	1,738
Rate Reduction, Forbearance of Principal	19	1,981	2	13
Rate Reduction, Forgiveness of Interest	4	460	-	-
Rate Reduction, Forgiveness of Principal	1	5	1	25
Total	92	$12,759	32	$2,523

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$608	1	$198
Raw Land	6	165	3	62
Apartment	1	1,314	-	-
Hotel & Motel	3	1,882	-	-
Office	3	499	-	-
Retail, including Strip Centers	3	1,335	1	42
1-4 Family Residential	58	8,329	22	1,139
Church	-	-	1	357
Automobile/Equipment/CD	15	61	30	184
Unsecured	1	225	1	4
Total	94	$14,418	59	$1,986

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	6	$933	-	$-
Raw Land	11	1,046	6	292
Hotel & Motel	3	2,041	-	-
Office	4	1,634	-	-
Retail, including Strip Centers	4	1,203	2	660
1-4 Family Residential	47	5,203	12	1,501
Church	1	361	-	-
Automobile/Equipment/CD	14	97	12	70
Unsecured	2	241	-	-
Total	92	$12,759	32	$2,523

As of December 31, 2015 and 2014, the Company had a balance of $10.0 million and $1.2 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$21
Real estate – construction & development	1	363	3	42
Real estate – commercial & farmland	14	6,214	3	412
Real estate – residential	13	2,789	4	180
Consumer installment	2	5	2	3
Total	31	$9,373	14	$658

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	317	-	-
Real estate – commercial & farmland	1	346	-	-
Real estate – residential	6	547	1	25
Consumer installment	1	2	-	-
Total	9	$1,212	1	$25

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2015 and 2014.

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$23	-	$-
Real estate – construction & development	2	374	2	30
Real estate – commercial & farmland	15	6,570	2	57
Real estate – residential	9	2,086	8	883
Consumer installment	3	7	1	1
Total	32	$9,060	13	$971

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	-	-	1	317
Real estate – commercial & farmland	1	346	-	-
Real estate – residential	5	480	2	92
Consumer installment	-	-	1	2
Total	6	$826	4	$411

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	4	$1,465	2	$87
Forbearance of Principal	2	574	-	-
Payment Modification Only	2	892	-	-
Forbearance of Principal, extended amortization	1	86	1	355
Rate Reduction Only	8	4,054	2	77
Rate Reduction, Forgiveness of Interest	2	152	-	-
Rate Reduction, Forbearance of Interest	8	1,011	8	118
Rate Reduction, Forbearance of Principal	4	1,139	1	21
Total	31	$9,373	14	$658

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	2	$69	-	$-
Payment Modification Only	1	346	-	-
Rate Reduction Only	2	373	1	25
Rate Reduction, Forgiveness of Interest	2	155	-	-
Rate Reduction, Forbearance of Interest	1	231	-	-
Rate Reduction, Forbearance of Principal	1	38	-	-
Total	9	$1,212	1	$25

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,722	-	$-
Raw Land	-	-	4	63
Hotel & Motel	1	158	-	-
Retail, including Strip Centers	5	3,421	-	-
Office	2	530	-	-
1-4 Family Residential	17	3,535	6	571
Automobile/Equipment/Inventory	3	7	4	24
Total	31	$9,373	14	$658

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$346	-	$-
Raw Land	2	373	-	-
1-4 Family Residential	5	491	1	25
Automobile/Equipment/Inventory	1	2	-	-
Total	9	$1,212	1	$25

As of December 31, 2015 and 2014, the Company had a balance of $15.5 million and $24.6 million, respectively, in troubled debt restructurings included in covered loans. The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	2	$1
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	4	1,967	3	1,067
Real estate – residential	97	10,529	26	1,116
Consumer installment	2	8	-	-
Total	107	$13,283	31	$2,184

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$40	2	$-
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	14	8,079	5	1,082
Real estate – residential	96	11,460	8	831
Consumer installment	1	3	-	-
Total	117	$22,619	17	$1,942

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2015 and 2014.

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$-	-	$-
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	5	2,890	2	144
Real estate – residential	95	9,057	28	2,589
Consumer installment	2	8	-	-
Total	108	$12,734	30	$2,733

As of December 31, 2014	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$40	-	$-
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	18	9,082	1	79
Real estate – residential	79	9,897	25	2,394
Consumer installment	1	3	-	-
Total	106	$22,059	28	$2,502

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	5	$1,347	4	$88
Forbearance of Principal	-	-	2	4
Rate Reduction Only	84	10,270	7	744
Rate Reduction, Forbearance of Interest	8	564	16	422
Rate Reduction, Forbearance of Principal	7	708	2	926
Rate Reduction, Forgiveness of Interest	3	394	-	-
Total	107	$13,283	31	$2,184

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	3	$1,532	3	$88
Forbearance of Principal	1	-	1	-
Rate Reduction Only	97	17,360	7	1,626
Rate Reduction, Forbearance of Interest	5	274	3	14
Rate Reduction, Forbearance of Principal	8	3,052	3	214
Rate Reduction, Forgiveness of Interest	3	401	-	-
Total	117	$22,619	17	$1,942

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw Land	5	$1,321	-	$-
Hotel & Motel	1	620	1	923
Retail, including Strip Centers	2	537	1	6
1-4 Family Residential	97	10,742	27	1,255
Automobile/Equipment/Inventory	2	63	2	-
Total	107	$13,283	31	$2,184

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,510	1	$79
Raw Land	3	411	1	14
Hotel & Motel	5	4,395	-	-
Office	1	473	2	858
Retail, including Strip Centers	6	4,174	2	145
1-4 Family Residential	98	11,616	9	846
Automobile/Equipment/Inventory	1	3	2	-
Unsecured	1	37	-	-
Total	117	$22,619	17	$1,942

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 31.1% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan with the longest maturity, are usually made with five to fifteen year maturities, but with either a variable interest rate or a fixed rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2015, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2015
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)

Interest-earning assets:
Short-term assets	$272,045	$-	$-	$-	$272,045
Investment securities	3,248	2,173	54,966	722,798	783,185
Mortgage loans held for sale	111,182	-	-	-	111,182
Loans	664,754	199,685	1,012,992	529,446	2,406,877
Purchased, non-covered loans	146,040	93,711	307,254	224,549	771,554
Purchased, non-covered loan pools	326	13,619	219,805	359,213	592,963
Covered loans	46,433	23,093	53,624	14,379	137,529
	1,244,028	332,281	1,648,641	1,850,385	5,075,335

Interest-bearing liabilities:
Interest-bearing demand deposits	2,468,049	-	-	-	2,468,049
Savings	242,979	-	-	-	242,979
Time deposits	203,550	469,558	160,822	4,475	838,405
Short-term borrowings	63,585	15,000	24,000	-	102,585
Trust preferred securities	-	32,730	-	37,144	69,874
	2,978,163	517,288	184,822	41,619	3,721,892

Interest rate sensitivity gap	$(1,734,135)	$(185,007)	$1,463,819	$1,808,766	$1,353,443

Cumulative interest rate sensitivity gap	$(1,734,135)	$(1,919,142)	$(455,323)	$1,353,443

Interest rate sensitivity gap ratio	0.42	0.64	8.92	44.46

Cumulative interest rate sensitivity gap ratio	0.42	0.45	0.88	1.36

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
	2015	2014	2013
	(Dollars in Thousands)
U.S. Government sponsored agencies	$14,890	$14,678	$13,926
State, county and municipal securities	161,316	141,375	112,754
Corporate debt securities	6,017	11,040	10,325
Collateralized debt obligations	-	-	1,480
Mortgage-backed securities	600,962	374,712	347,750
	$783,185	$541,805	$486,235

The amounts of securities available for sale in each category as of December 31, 2015 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal		Corporate debt		Mortgage-backed
	Amount	Yield(1)	Amount	Yield(1)(2)	Amount	Yield(1)	Amount	Yield (1)
	(Dollars in Thousands)
One year or less	$-	-%	$5,421	2.56%	$-	4.36%	$-	-%
After one year through five years	4,958	1.50	45,490	2.89	2,633	5.69	887	2.88
After five years through ten years	9,932	2.02	53,442	3.02	494	3.26	62,886	2.28
After ten years	-	-	56,963	2.80	2,890	4.40	537,189	2.42
	$14,890	1.85%	$161,316	2.89%	$6,017	4.87%	$600,962	2.41%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.
(2)	Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 35%.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade, the Company has the intent and ability to hold such securities until maturity and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2015.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below:

	Year Ended December 31,
	2015		2014
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Noninterest-bearing demand	$1,227,682	0.00%	$751,874	0.00%
NOW	877,949	0.17	724,461	0.18
Money Market	1,074,349	0.30	805,601	0.37
Savings	209,206	0.08	150,266	0.11
Time	810,344	0.61	768,420	0.66
Total deposits	$4,199,530	0.23%	$3,200,622	0.30%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2015, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(Dollars in Thousands)
Three months or less	$92,939
Three months to one year	225,135
One year or greater	79,065
Total	$397,139

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

The following is a summary of the commitments outstanding at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollars in Thousands)
Commitments to extend credit	$548,898	$293,517
Unused lines of credit	52,798	49,567
Financial standby letters of credit	14,712	9,683
Mortgage interest rate lock commitments	77,710	38,868
	$694,118	$391,635

 The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2015		2014		2013
	(Dollars in Thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$50,988	0.34%	$47,136	0.35%	$26,908	0.54%

	Total Balance	Total Balance	Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$68,300	$73,310	$83,516

In addition, the Company had a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at December 31, 2015 and 2014, for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The interest rate swap, which is classified as a cash flow hedge, is indexed to LIBOR.

The following table sets forth certain information about contractual cash obligations as of December 31, 2015.

	Payments Due After December 31, 2015
	Total	1 Year Or Less	1-3 Years	4-5 Years	>5 Years
	(Dollars in Thousands)
Time certificates of deposit	$838,406	$673,108	$130,527	$30,296	$4,475
Deposits without a stated maturity	4,045,334	4,045,334	-	-	-
Repurchase agreements with customers	63,585	63,585	-	-	-
Operating lease obligations	14,624	3,000	5,745	4,370	1,509
Other borrowings	39,000	39,000	-	-	-
Subordinated debentures	94,335	-	-	-	94,335
Total contractual cash obligations	$5,095,284	$4,824,027	$136,272	$34,666	$100,319

Our operating leases represent short-term obligations, normally with maturities of less than three years. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

At December 31, 2015, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were less than $1.5 million.

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

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2015, the Company’s capital increased $148.7 million, primarily due to the issuance of Common Stock of $114.9 million and net income available to common shareholders of $40.8 million, partially offset by the cash dividends paid on common shares of $6.4 million. Other capital related transactions, such as other comprehensive income, Common Stock issuances through the exercise of stock options and issuances of shares of restricted stock, account for only a small change in the capital of the Company. During 2014, the Company’s capital increased $49.3 million, primarily due to the issuance of Common Stock of $34.5 million related to the Coastal acquisition, net income available to common shareholders of $38.4 million and other comprehensive income of $6.4 million, partially offset by the redemption of preferred stock of $28.0 million. Other capital related transactions, such as Common Stock issuances through the exercise of stock options and issuances of shares of restricted stock, account for only a small change in the capital of the Company.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2015:

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Leverage capital
Consolidated	$462,961	8.70%	$212,771	4.00%	$250,190	4.70%
Ameris Bank	495,615	9.32	212,608	4.00	283,007	5.32
Risk-based capital:
Common equity tier 1 capital
Consolidated	403,322	9.54	190,157	4.50	213,165	5.04
Ameris Bank	495,615	11.74	189,949	4.50	305,666	7.24
Core capital
Consolidated	462,961	10.96	253,543	6.00	209,418	4.96
Ameris Bank	495,615	11.74	253,266	6.00	242,349	5.74
Total capital
Consolidated	484,023	11.45	338,057	8.00	145,966	3.45
Ameris Bank	516,677	12.24	337,687	8.00	178,990	4.24

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

	Quarters Ended December 31, 2015
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:
Interest income	$52,601	$51,195	$44,229	$42,368
Interest expense	3,983	3,796	3,541	3,536
Net interest income	48,618	47,399	40,688	38,832
Provision for loan losses	553	986	2,656	1,069
Net interest income after provision for loan losses	48,065	46,413	38,032	37,763
Noninterest income	22,407	24,978	20,626	17,575
Noninterest expense	51,221	47,950	51,152	40,812
Acquisition related expenses	1,807	446	5,712	15
Income before income taxes	17,444	22,995	1,794	14,511
Income tax	3,296	7,368	486	4,747
Net income	14,148	15,627	1,308	9,764
Preferred stock dividends	-	-	-	-
Net income available to common stockholders	$14,148	$15,627	$1,308	$9,764

Per Share Data:
Net income – basic	0.44	0.49	0.04	0.32
Net income – diluted	0.43	0.48	0.04	0.32
Common Dividends (Cash)	0.05	0.05	0.05	0.05
Common Dividends (Stock)	-	-	-	-

	Quarters Ended December 31, 2014
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)

Selected Income Statement Data:
Interest income	$44,900	$43,186	$38,607	$37,873
Interest expense	3,894	4,054	3,343	3,389
Net interest income	41,006	39,132	35,264	34,484
Provision for loan losses	888	1,669	1,365	1,726
Net interest income after provision for loan losses	40,118	37,463	33,899	32,758
Noninterest income	16,362	17,901	15,819	12,754
Noninterest expense	41,666	38,028	34,446	32,789
Acquisition related expenses	67	551	2,872	450
Income before income taxes	14,747	16,785	12,400	12,273
Income tax	4,167	5,122	4,270	3,923
Net income	10,580	11,663	8,130	8,350
Preferred stock dividends	-	-	-	286
Net income available to common stockholders	$10,580	$11,663	$8,130	$8,064

Per Share Data:
Net income – basic	0.40	0.44	0.32	0.32
Net income – diluted	0.39	0.43	0.32	0.32
Common Dividends (Cash)	0.05	0.05	0.05	-
Common Dividends (Stock)	-	-	-	-

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. Our policy is to maintain a management-adjusted gap ratio in the one-year time horizon of .80 to 1.20. As indicated by the table below, we are slightly liability sensitive in relation to changes in market interest rates in the one-year time horizon, but we become asset sensitive over a two-year time horizon. Being liability sensitive would result in net interest income decreasing in a rising rate environment and increasing in a declining rate environment.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2016. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results

Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
+400	-1.1%	3.9%
+300	-0.6%	3.6%
+200	-0.4%	2.7%
+100	-0.3%	1.4%
-100	Not meaningful	Not meaningful
-200	Not meaningful	Not meaningful
-300	Not meaningful	Not meaningful
-400	Not meaningful	Not meaningful

In the event of a shift in interest rates, we may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of interest earning assets and interest bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans, leases and deposits.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes presented elsewhere in this report have been prepared in accordance with GAAP. This requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, the vast majority of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statements of Income – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors,” “Board and Committee Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	302,270	$17.27	1,120,000

(1)	Consists of (i) our 2014 Omnibus Equity Compensation Plan, which provides for the granting to directors, officers and certain other employees of qualified or nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards; and (ii) the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan and the ABC Bancorp Omnibus Stock Ownership and Long-Term incentive Plan that was adopted in 1997, both of which are now operative only with respect to the exercise of options that remain outstanding under such plans and under which no further awards may be granted. All securities remaining for future issuance represent awards that may be granted under the 2014 Omnibus Equity Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:
(i)	Consolidated Balance Sheets – December 31, 2015 and 2014;
(ii)	Consolidated Statements of Income – Years ended December 31, 2015, 2014 and 2013;
(iii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2015, 2014 and 2013;
(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013; and
(vi)	Notes to Consolidated Financial Statements.

(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 26 of the Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.
58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIS BANCORP

Date:	February 29, 2016	By:	/s/ Edwin W. Hortman, Jr.
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

Date:	February 29, 2016	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director (principal executive officer)

Date:	February 29, 2016	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

Date:	February 29, 2016	/s/ William I. Bowen, Jr.
William I. Bowen, Jr., Director

Date:	February 29, 2016	/s/ R. Dale Ezzell
R. Dale Ezzell, Director

Date:	February 29, 2016	/s/ Leo J. Hill
Leo J. Hill, Director

Date:	February 29, 2016	/s/ Daniel B. Jeter
Daniel B. Jeter, Director and Chairman of the Board

Date:	February 29, 2016	/s/ Robert P. Lynch
Robert P. Lynch, Director

Date:	February 29, 2016	/s/ William H. Stern
William H. Stern, Director

Date:	February 29, 2016	/s/ Jimmy D. Veal
Jimmy D. Veal, Director

 EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of September 30, 2015 by and between Ameris Bancorp and Jacksonville Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on October 1, 2015).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

4.1	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and U.S. Bank National Association dated as of March 26, 2003 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.4	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.6	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Deutsche Bank Trust Company Americas dated as of June 24, 2004 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.7	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.8	Form of Floating Rate Junior Subordinated Deferrable Interest Note Due 2034 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.9	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of January 31, 2006 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.10	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of January 31, 2006) (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.11	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

Exhibit No.	Description
4.12	Indenture between Ameris Bank (as successor to Prosperity Bank) and Wilmington Trust Company dated as of May 11, 2006 (incorporated by reference to Exhibit 4.12 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.13	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bank, Prosperity Bank and Wilmington Trust Company (pertaining to Indenture dated as of May 11, 2006) (incorporated by reference to Exhibit 4.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.14	Form of Floating Rate Junior Subordinated Debenture Due 2016 (included as Exhibit A to the Indenture filed as Exhibit 4.12 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.15	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of June 30, 2006 (incorporated by reference to Exhibit 4.15 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.16	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of June 30, 2006) (incorporated by reference to Exhibit 4.16 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.17	Form of Floating Rate Junior Subordinated Debenture Due 2016 (included as Exhibit A to the Indenture filed as Exhibit 4.15 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.18	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of September 20, 2007 (incorporated by reference to Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.19	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of September 20, 2007) (incorporated by reference to Exhibit 4.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.20	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2037 (included as Exhibit A to the Indenture filed as Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.21	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and Wells Fargo Bank, National Association dated as of August 27, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.22	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp and Wells Fargo Bank, National Association (pertaining to Indenture dated as of August 27, 2003) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.23	Form of Junior Subordinated Debt Security Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.24	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and U.S. Bank National Association dated as of December 14, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.25	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp, Coastal Bankshares, Inc. and U.S. Bank National Association (pertaining to Indenture dated as of December 14, 2005) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.26	Form of Junior Subordinated Debt Security Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.27	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.28	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 17, 2005) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.29	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.30	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 30, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.31	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 30, 2006) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.32	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on May 27, 2015).

10.1*	Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 25, 1998).

10.2*	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 29, 2000).

10.3*	2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 18, 2005).

10.4*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.5*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.6*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.7*	Executive Employment Agreement with H. Richard Sturm dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2007).

10.8*	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and H. Richard Sturm (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.9*	Supplemental Executive Retirement Agreement with Edwin W. Hortman, Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.10*	Supplemental Executive Retirement Agreement with Dennis J. Zember Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.11*	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.12*	Supplemental Executive Retirement Agreement with Cindi H. Lewis, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.13	Loan Agreement dated as of August 28, 2013 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.14	Revolving Promissory Note dated as of August 28, 2013 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.15	Pledge and Security Agreement dated as of August 28, 2013 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.16*	Executive Employment Agreement by and between Ameris Bancorp and James A. LaHaise dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on August 8, 2014).

10.17	First Amendment to Loan Agreement dated as of September 26, 2014 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on September 29, 2014).

10.18	Amended and Restated Revolving Promissory Note dated as of September 26, 2014 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on September 29, 2014).

10.19*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.20*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.21*	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.22*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.23*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Edwin W. Hortman, Jr. dated as of December 15, 2014 (incorporated by reference to Exhibit 99.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.24*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Dennis J. Zember Jr. dated as of December 15, 2014 (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.25*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Andrew B. Cheney dated as of December 15, 2014 (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.26*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Jon S. Edwards dated as of December 15, 2014 (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.27*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Stephen A. Melton dated as of December 15, 2014 (incorporated by reference to Exhibit 99.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.28*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Cindi H. Lewis dated as of December 15, 2014 (incorporated by reference to Exhibit 99.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.29*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Lawton Bassett, III dated as of December 15, 2014.

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Crowe Horwath LLP.

23.2	Consent of Porter Keadle Moore, LLC.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature pages of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101

The following financial statements from Ameris Bancorp’s Form 10-K for the year ended December 31, 2015, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

(i)        Consolidated Balance Sheets;

(ii)       Consolidated Statements of Income;

(iii)      Consolidated Statements of Comprehensive Income/(Loss);

(iv)      Consolidated Statements of Changes in Stockholders’ Equity;

(v)       Consolidated Statements of Cash Flows; and

(vi)      Notes to Consolidated Financial Statements.

* Management contract or a compensatory plan or arrangement.

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ameris Bancorp

We have audited the accompanying balance sheets of Ameris Bancorp as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. We also have audited Ameris Bancorp's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Ameris Bancorp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

As permitted, Ameris Bancorp has excluded the operations of Merchants & Southern Banks of Florida, Incorporated acquired during 2015, which is described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ameris Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Atlanta, Georgia

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ameris Bancorp

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows of Ameris Bancorp and subsidiaries (the “Company”) for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, results of operations and cash flows of Ameris Bancorp and subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

As permitted, the Company has excluded the operations of Merchants & Southern Banks of Florida, Incorporated acquired during 2015, which is described in Note 3 of the consolidated financial statements. The assets acquired in this acquisition and excluded from management's assessment on internal control over financial reporting comprised approximately 8.78% of total consolidated assets at December 31, 2015.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(Dollars in Thousands, Except Share Data)

	2015	2014
Assets
Cash and due from banks	$118,518	$78,036
Interest-bearing deposits in banks	266,545	86,823
Federal funds sold	5,500	5,500
Investment securities available for sale, at fair value	783,185	541,805
Other investments	9,323	10,275
Mortgage loans held for sale, at fair value	111,182	94,759

Loans, net of unearned income	2,406,877	1,889,881
Purchased loans not covered by FDIC loss-sharing agreements (“purchased non-covered loans”)	771,554	674,239
Purchased loan pools not covered by FDIC loss-sharing agreements (“purchased loan pools”)	592,963	-
Purchased loans covered by FDIC loss-sharing agreements (“covered loans”)	137,529	271,279
Less: allowance for loan losses	(21,062)	(21,157)
Loans, net	3,887,861	2,814,242

Other real estate owned, net	16,147	33,160
Purchased, non-covered other real estate owned, net	14,333	15,585
Covered other real estate owned, net	5,011	19,907
Total other real estate owned, net	35,491	68,652

Premises and equipment, net	121,639	97,251
FDIC loss-share receivable, net	6,301	31,351
Other intangible assets, net	17,058	8,221
Goodwill	90,082	63,547
Cash value of bank owned life insurance	64,251	58,867
Other assets	72,004	77,748
Total assets	$5,588,940	$4,037,077
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,329,857	$839,377
Interest-bearing	3,549,433	2,591,772
Total deposits	4,879,290	3,431,149
Securities sold under agreements to repurchase	63,585	73,310
Other borrowings	39,000	78,881
Subordinated deferrable interest debentures, net	69,874	65,325
Other liabilities	22,432	22,384
Total liabilities	5,074,181	3,671,049

Stockholders’ equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $1; 100,000,000 shares authorized; 33,625,162 and 28,159,027 shares issued	33,625	28,159
Capital surplus	337,349	225,015
Retained earnings	152,820	118,412
Accumulated other comprehensive income (loss), net of tax	3,353	6,098
Treasury stock, at cost, 1,413,777 and 1,385,164 shares	(12,388)	(11,656)
Total stockholders’ equity	514,759	366,028
Total liabilities and stockholders’ equity	$5,588,940	$4,037,077

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in Thousands, Except Share Data)

	2015	2014	2013
Interest income
Interest and fees on loans	$171,567	$150,611	$117,497
Interest on taxable securities	16,134	12,086	7,134
Interest on nontaxable securities	1,869	1,626	1,413
Interest on deposits in other banks	790	236	276
Interest on federal funds sold	33	7	2
Total interest income	190,393	164,566	126,322
Interest expense
Interest on deposits	9,752	9,488	8,400
Interest on other borrowings	5,104	5,192	1,737
Total interest expense	14,856	14,680	10,137

Net interest income	175,537	149,886	116,185
Provision for loan losses	5,264	5,648	11,486
Net interest income after provision for loan losses	170,273	144,238	104,699
Other income
Service charges on deposit accounts	34,465	24,614	19,545
Mortgage banking activity	36,800	25,986	19,128
Other service charges, commissions and fees	3,754	2,647	2,151
Net gains on sales of securities	137	138	171
Gain on sale of SBA loans	4,522	3,896	1,500
Other noninterest income	5,908	5,555	4,054
Total noninterest income	85,586	62,836	46,549
Other expenses
Salaries and employee benefits	94,003	73,878	56,670
Occupancy and equipment	21,195	17,521	12,286
Advertising and marketing	3,312	2,869	1,620
Amortization of intangible assets	3,741	2,330	1,414
Data processing and communications expenses	19,849	15,551	11,539
Credit resolution related expenses	17,707	13,506	15,486
Merger and conversion charges	7,980	3,940	4,350
FDIC insurance	3,475	2,972	2,323
Other noninterest expenses	27,853	18,302	16,257
Total noninterest expense	199,115	150,869	121,945

Income before income tax expense	56,744	56,205	29,303

Income tax expense	(15,897)	(17,482)	(9,285)

Net income	40,847	38,723	20,018

Preferred stock dividends	-	286	1,738
Net income available to common stockholders	$40,847	$38,437	$18,280

Basic earnings per common share	$1.29	$1.48	$0.76
Diluted earnings per common share	$1.27	$1.46	$0.75
Dividends declared per common share	$0.20	$0.15	$-
Weighted average common shares outstanding
Basic	31,762	25,974	23,918
Diluted	32,127	26,259	24,348

See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in Thousands)

	2015	2014	2013

Net income	$40,847	$38,723	$20,018

Other comprehensive income (loss):
Net unrealized holding gain/(loss) arising during period on investment securities available for sale, net of tax (benefit) of ($1,239), $3,969 and ($4,421)	(2,300)	7,371	(8,210)
Reclassification adjustment for gains on investment securities included in operations, net of tax of $48, $48 and $60	(89)	(90)	(111)
Net unrealized gains (losses) on cash flow hedges during the period, net of tax (benefit) of ($192), ($479) and $765	(356)	(889)	1,420
Total other comprehensive income (loss)	(2,745)	6,392	(6,901)

Comprehensive income	$43,592	$45,115	$13,117

See Notes to Consolidated Financial Statements.

AMERIS BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands, except share data)

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	-	$-	28,000	$28,000	28,000	$27,662
Repurchase of preferred stock	-	-	(28,000)	(28,000)	-	-
Accretion of fair value of warrant	-	-	-	-	-	338

Balance at end of period	-	$-	-	$-	28,000	$28,000

COMMON STOCK
Balance at beginning of period	28,159,027	$28,159	26,461,769	$26,462	25,154,818	$25,155
Issuance of common stock	5,320,000	5,320	1,598,998	1,599	1,168,918	1,169
Issuance of restricted shares	71,000	71	77,047	77	108,400	108
Forfeitures of restricted shares	-	-	(10,571)	(11)	(4,000)	(4)
Exercise of stock options	75,135	75	31,784	32	33,633	34
Balance at end of period	33,625,162	$33,625	28,159,027	$28,159	26,461,769	$26,462

CAPITAL SURPLUS
Balance at beginning of period		$225,015		$189,722		$164,949
Issuance of common stock		109,569		32,875		23,460
Stock-based compensation		1,485		2,057		1,041
Stock-based compensation net tax benefit		235		-		-
Exercise of stock options		1,116		427		376
Issuance of restricted shares		(71)		(77)		(108)
Forfeitures of restricted shares		-		11		4

Balance at end of period		$337,349		$225,015		$189,722

RETAINED EARNINGS
Balance at beginning of period		$118,412		$83,991		$65,710
Net income		40,847		38,723		20,018
Dividends on preferred shares		-		(286)		(1,399)
Dividends on common shares		(6,439)		(4,016)		-
Accretion of fair value warrant		-		-		(338)

Balance at end of period		$152,820		$118,412		$83,991

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains on securities:
Balance at beginning of period		$5,590		$(1,691)		$6,630
Change during period		(2,389)		7,281		(8,321)
Balance at end of period		$3,201		$5,590		$(1,691)
Unrealized gain on interest rate swap:
Balance at beginning of period		$508		$1,397		$(23)
Change during period		(356)		(889)		1,420
Balance at end of period		$152		$508		$1,397

Balance at end of period		$3,353		$6,098		$(294)

TREASURY STOCK
Balance at beginning of period	1,385,164	$(11,656)	1,363,342	$(11,182)	1,355,050	$(11,066)
Purchase of treasury shares	28,613	(732)	21,822	(474)	8,292	(116)

Balance at end of period	1,413,777	$(12,388)	1,385,164	$(11,656)	1,363,342	$(11,182)
TOTAL STOCKHOLDERS’ EQUITY		$514,759		$366,028		$316,699

 See Notes to Consolidated Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in Thousands)

	2015	2014	2013
OPERATING ACTIVITIES
Net income	$40,847	$38,723	$20,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,058	6,642	4,938
Amortization of intangible assets	3,741	2,330	1,414
Net amortization of investment securities available for sale	5,881	3,666	3,191
Net gains on securities available for sale	(137)	(138)	(171)
Stock based compensation expense	1,485	2,057	1,041
Net (gains) losses on sale or disposal of premises and equipment	184	(516)	(55)
Net write-downs and losses on sale of other real estate owned	15,696	4,950	9,162
Provision for loan losses	5,264	5,648	11,486
Accretion of discount on covered loans	(9,658)	(22,188)	(42,208)
Accretion of discount on purchased non-covered loans	(10,590)	(9,745)	-
Changes in FDIC loss-share receivable, net of cash payments received	5,777	11,596	25,461
Increase in cash surrender value of BOLI	(1,384)	(1,623)	(1,223)
Provision for deferred taxes	(344)	6,516	3,543
(Increase)/decrease in interest receivable	(4,251)	(1,952)	(1,395)
Increase/(decrease) in interest payable	(327)	(49)	199
Increase/(decrease) in taxes payable	9,033	(7,221)	(1,420)
Originations of mortgage loans held for sale	(1,038,691)	(687,090)	(525,376)
Proceeds from sales of mortgage loans held for sale	991,310	695,429	524,559
Net gains on mortgage loans held for sale	(40,389)	(28,532)	(17,675)
Originations of SBA loans	(54,594)	(58,089)	(12,486)
Proceeds from sales of SBA loans	39,484	32,782	15,754
Net gains on sale of SBA loans	(4,522)	(3,896)	(1,500)
Decrease in prepaid FDIC assessments	-	-	2,843
Change attributable to other operating activities	12,904	5,104	1,749
Net cash provided by (used in) operating activities	(25,223)	(5,596)	21,849

INVESTING ACTIVITIES, net of effects of business combinations
Purchases of securities available for sale	(249,115)	(126,909)	(90,033)
Proceeds from maturities of securities available for sale	89,030	51,215	50,490
Proceeds from sale of securities available for sale	72,528	94,051	36,669
(Increase)/decrease in restricted equity securities, net	1,824	8,028	(1,269)
Net increase in loans, excluding purchased non-covered and covered loans	(413,775)	(251,955)	(183,731)
Purchase of loan pools	(622,533)	-	-
Payments received on purchased non-covered loans	154,666	74,931	943
Payments received on covered loans	79,372	102,996	120,155
Purchase of premises and equipment	(12,576)	(5,709)	(5,634)
Proceeds from sale of premises and equipment	244	1,213	2,114
Purchase of bank owned life insurance	(4,000)	-	(30,000)
Proceeds from sale of other real estate owned	43,269	43,793	68,917
Payments received from FDIC under loss-sharing agreements	19,273	22,494	68,822
Net cash proceeds received from acquisitions	673,933	17,022	25,810
Net cash provided by (used in) investing activities	(167,860)	31,170	63,253

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in Thousands)

	2015	2014	2013
FINANCING ACTIVITIES, net of effects of business combinations
Net increase (decrease) in deposits	353,984	62,894	(99,115)
Net increase (decrease) in securities sold under agreements to repurchase	(9,725)	(15,634)	11,866
Repayment of other borrowings	(39,881)	(257,060)	(177,741)
Proceeds from other borrowings	-	118,963	175,000
Dividends paid - preferred stock	-	(286)	(1,400)
Dividends paid - common stock	(6,439)	(4,016)	-
Redemption of preferred stock	-	(28,000)	-
Issuance of common stock	114,889	-	-
Proceeds from exercise of stock options	1,191	459	410
Purchase of treasury shares	(732)	(474)	(116)
Net cash provided by (used in) financing activities	413,287	(123,154)	(91,096)
Net increase (decrease) in cash and due from banks	220,204	(97,580)	(5,994)
Cash and cash equivalents at beginning of period	170,359	267,939	273,933
Cash and cash equivalents at end of period	$390,563	$170,359	$267,939

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$15,183	$14,667	$9,938

Income taxes	$5,828	$19,281	$16,925

Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$11,261	$11,972	$9,137

Purchased non-covered loans transferred to other real estate owned	$4,473	$4,160	$-

Covered loans transferred to other real estate owned	$7,910	$13,650	$31,833

Loans transferred from mortgage loans available for sale to loans	$71,347	$-	$-

Loans provided for the sales of other real estate owned	$4,826	$1,109	$2,416

Assets acquired in business combinations	$1,169,990	$448,971	$745,027

Liabilities assumed in business combinations	$1,099,988	$411,701	$720,236

Issuance of common stock in acquisitions	$-	$34,474	$24,629

Change in unrealized gain (loss) on securities available for sale, net	$(2,389)	$7,281	$(8,321)

Change in unrealized gain on cash flow hedge (interest rate swap), net	$(356)	$(889)	$1,420

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

Acquisition Accounting

Acquisitions are accounted for under the acquisition method of accounting. Purchased assets and assumed liabilities are recorded at their estimated fair values as of the purchase date. Any identifiable intangible assets are also recorded at fair value. When the fair value of the assets purchased exceeds the fair value of liabilities assumed, it results in a “bargain purchase gain.” If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

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

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of the average daily required reserve was approximately $27.8 million and $20.1 million for the years ended 2015 and 2014, respectively. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities

The Company classifies its securities in one of three categories: (i) held to maturity, (ii) available for sale or (iii) trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2015 and 2014, all securities were classified as available for sale.

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

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security for the decline in value deemed to be credit related. The decline in value attributed to non-credit-related factors is recognized in other comprehensive income.

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

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock. The investments do not have readily determinable fair values and are carried at cost. They are periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the estimated fair value, as determined by outstanding commitments from third party investors in the secondary market. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as mortgage banking activity in the Consolidated Statements of Income.

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

Servicing fee income, which is reported on the income statement as “Other noninterest income”, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income. Servicing fees totaled $1,268,000, $1,011,000 and $611,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Late fees and ancillary fees related to loan servicing are not material.

Loans

Loans, excluding loans covered by FDIC loss-sharing agreements (“covered loans”), purchased loans not covered by FDIC loss-sharing agreements (“purchased non-covered loans”) and purchased loan pools not covered by FDIC loss-sharing agreements (“purchased loan pools”) are reported at their outstanding principal balances less unearned income, net of deferred fees and origination costs and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. For all classes of loans, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection. Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off, generally between 90 and 120 days past due, unless the loan is in the process of collection. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income.  Interest income on nonaccrual loans is applied against principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchased Loans

Purchased loans include loans acquired in FDIC-assisted acquisitions (“covered loans”) and other acquisitions (“purchased non-covered loans”) and are initially recorded at fair value on the date of the purchase. Purchased loans that contain evidence of credit deterioration (“purchased credit impaired loans”) on the date of purchase are carried at the net present value of expected future proceeds. All other purchased loans are recorded at their initial fair value, adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value. There is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by recording a charge-off of the loss and a corresponding provision expense.

In determining the initial fair value of purchased loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carryover of any previously recorded ALLL and (ii) an adjustment of the recorded investment to reflect an appropriate market rate of interest, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using methods approximating the effective yield method, over the remaining life of each loan.

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

Purchased Loan Pools

Purchased loan pools include groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions (“purchased loan pools”). Purchased loan pools are reported at their outstanding principal balances plus purchase premiums, net of accumulated amortization. Interest income is accrued on the outstanding principal balance. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection.

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

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of warehouse lines of credit and overdraft protection loans which are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor of historical losses, calculated by loan type, to be applied to the balance of loans by risk rating and type, to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer or an independent third party loan review firm. As a result of these loan reviews, certain loans may be assigned specific reserve allocations. Assigned risk ratings can be adjusted based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the independent internal loan review department.

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

FDIC Loss-Share Receivable

In connection with the Company’s FDIC-assisted acquisitions, the Company has recorded an FDIC loss-share receivable to reflect the indemnification provided by the FDIC. Since the indemnified items are covered loans and covered foreclosed assets, which are initially measured at fair value, the FDIC loss-share receivable is also initially measured and recorded at fair value, and is calculated by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying estimated losses by the reimbursement rates as set forth in the loss-sharing agreements. The balance of the FDIC loss-share receivable and the accretion (or amortization) thereof is adjusted periodically to reflect changes in expectations of discounted cash flows, expense reimbursements under the loss-sharing agreements and other factors. The Company is accreting (or amortizing) its FDIC loss-share receivable over the shorter of the contractual term of the indemnification agreement (ten years for the single family loss-sharing agreements, and five years for the non-single family loss-sharing agreements) or the remaining life of the indemnified asset.

Pursuant to the clawback provisions of the loss-sharing agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-sharing agreement. The amount of the clawback provision for each acquisition is measured and recorded at fair value. It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss-sharing agreement, multiplied by the applicable clawback provisions contained in each loss-sharing agreement. This clawback amount, which is payable to the FDIC upon termination of the applicable loss-sharing agreement, is then discounted back to net present value, generally over ten years. To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss-sharing agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss-sharing agreements will decrease. The balance of the FDIC clawback payable and the amortization thereof are adjusted periodically to reflect changes in expected losses on covered assets and the impact of such changes on the clawback payable and other factors. The FDIC loss-share receivable is reported net of the clawback liability.

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

The Company currently evaluates income tax positions judged to be uncertain. A loss contingency reserve is accrued if it is probable that the tax position will be challenged with a tax examination being presumed to occur, it is probable that the future resolution of the challenge will confirm that a loss has been incurred, and the amount of such loss can be reasonably estimated.

The Company recognizes interest and penalties related to income tax matters in other noninterest expenses.

Stock-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $1.5 million, $2.1 million and $1.0 million of stock-based compensation cost in 2015, 2014 and 2013, respectively.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

Earnings Per Share

Basic earnings per common share are computed using the two-class method. Basic earnings per share are computed by dividing net income allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Potential common shares consist of stock options and restricted shares for the years ended December 31, 2015 and 2014, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)

Distributed earnings allocated to common stockholders	$6,439	$4,016	$-
Undistributed earnings allocated to common stockholders	34,408	34,421	18,280
Net income available to common shareholders	$40,847	$38,437	$18,280

Weighted average number of common shares outstanding	31,762	25,974	23,918
Effect of dilutive restricted grants	244	15	378
Effect of dilutive options	121	270	169
Weighted average number of common shares outstanding used to calculate diluted earnings per share	32,127	26,259	24,465

For the year ended December 31, 2015, the Company has not excluded any potential common shares with strike prices that would cause them to be anti-dilutive. For the years ended December 31, 2014 and 2013, the Company has excluded 6,000 and 324,000, respectively, potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company’s current hedging strategies involve utilizing an interest rate swap classified as a cash flow hedge. Cash flows related to floating-rate liabilities will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the floating rate liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. The fair value of derivatives is recognized as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income.

The Company had a cash flow hedge with notional amount of $37.1 million at December 31, 2015, 2014 and 2013 for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate. The fair value of this instrument amounted to a liability of approximately $1,439,000 and $1,315,000 as of December 31, 2015 and 2014, respectively. No material hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in mortgage banking activity. The fair value of these instruments amounted to an asset of approximately $2,687,000 and $1,757,000 at December 31, 2015 and 2014, respectively, and a derivative liability of approximately $137,000 and $249,000 at December 31, 2015 and 2014, respectively.

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

Operating Segments

The Company has four reportable segments, the Banking Division, the Retail Mortgage Division, the Warehouse Lending Division and the SBA Division. The Banking Division derives its revenues from the delivery of full service financial services to include commercial loans, consumer loans and deposit accounts. The Retail Mortgage Division derives its revenues from the origination, sales and servicing of one-to-four family residential mortgage loans. The Warehouse Lending Division derives its revenues from the origination and servicing of warehouse lines to other businesses that are secured by underlying one-to-four family residential mortgage loans. The SBA Division derives its revenues from the origination, sales and servicing of SBA loans. The Banking, Retail Mortgage, Warehouse Lending and SBA Divisions are managed as separate business units because of the different products and services they provide. The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers.

New Accounting Standards

ASU 2015-16 – Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company has early adopted the provisions of this amendment and the adoption did not have a material impact on the Company's consolidated financial statements.

ASU 2015-03 – Interest – Imputation of Interest (“ASU 2015-03”). ASU 2015-03 simplifies presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. It should be applied on a retrospective basis. The Company is currently evaluating the impact this standard will have on the Company’s financial position or disclosures, but it is not expected to have a material impact.

ASU 2015-02 – Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. ASU 2015-02 is effective for annual and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures, but it is not expected to have a material impact.

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

ASU 2014-11 – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 impacted FASB ASC 860 Transfers and Servicing by changing the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures. An entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. An entity must also provide additional information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements although the required disclosures have been included in Note 11.

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

NOTE 2. PENDING MERGER

On September 30, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Jacksonville Bancorp, Inc., a Florida corporation (“JAXB”). The Jacksonville Bank is a wholly owned banking subsidiary of JAXB that has eight full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as one virtual branch. Under the terms of the Merger Agreement, JAXB shareholders will receive either 0.5861 shares of Ameris common stock or $16.50 in cash for each share of JAXB common stock or nonvoting common stock they hold, subject to the total consideration being allocated 75% stock and 25% cash. The transaction is expected to close in March 2016 and is subject to customary closing conditions. All required regulatory approvals for the transaction have been received. As of September 30, 2015, JAXB reported assets of $505.3 million, gross loans of $399.5 million and deposits of $433.0 million. The purchase price will be allocated among the net assets of JAXB acquired as appropriate, with the remaining balance being reported as goodwill.

NOTE 3. BUSINESS COMBINATIONS

Branch Acquisition

On June 12, 2015, the Company completed its acquisition of 18 branches from Bank of America, National Association located in Calhoun, Columbia, Dixie, Hamilton, Suwanee and Walton Counties, Florida and Ben Hill, Colquitt, Dougherty, Laurens, Liberty, Thomas, Tift and Ware Counties, Georgia. Under the terms of the Purchase and Assumption Agreement dated January 28, 2015, the Company paid a deposit premium of $20.0 million, equal to 3.00% of the average daily deposits for the 15 calendar-day period immediately prior to the acquisition date. In addition, the Company acquired approximately $4.0 million in loans and $10.7 million in premises and equipment.

The acquisition of the 18 branches was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third and fourth quarters of 2015, management revised its initial estimates regarding the valuation of loans, premises and intangible assets acquired.  Management continues to evaluate fair value adjustments related to premises acquired.

The following table presents the assets acquired and liabilities assumed as of June 12, 2015 and their fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by Bank of America	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$630,220	$-		$-		$630,220
Loans	4,363	-		(364	)(d)	3,999
Premises and equipment	10,348	1,060	(a)	(755	)(e)	10,653
Intangible assets	-	7,651	(b)	985	(f)	8,636
Other assets	126			-		126
Total assets	$645,057	$8,711		$(134)		$653,634
Liabilities
Deposits:
Noninterest-bearing	$149,854	$-		$-		$149,854
Interest-bearing	495,110	(215	)(c)	-		494,895
Total deposits	644,964	(215)		-		644,749
Other liabilities	93	-		-		93
Total liabilities	645,057	(215)		-		644,842
Net identifiable assets acquired over (under) liabilities assumed	-	8,926		(134)		8,792
Goodwill	-	11,076		134		11,210
Net assets acquired over (under) liabilities assumed	$-	$20,002		$-		$20,002
Consideration:
Cash paid as deposit premium	$20,002
Fair value of total consideration transferred	$20,002

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the premise and equipment as of the acquisition date.

(b)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(c)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

(d)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(e)	Adjustment reflects additional recording of fair value adjustment of the premise and equipment.

(f)	Adjustment reflects additional recording of core deposit intangible on the acquired core deposit accounts.

Goodwill of $11.2 million, which is the excess of the purchase consideration over the fair value of net assets acquired, was recorded in the branch acquisition and is the result of expected operational synergies and other factors.

In the acquisition, the Company purchased $4.0 million of loans at fair value. Management identified $364,000 of overdrafts that were considered to be credit impaired and were subsequently charged off as uncollectible under ASC Topic 310-30.

Merchants & Southern Banks of Florida, Incorporated

On May 22, 2015, the Company completed its acquisition of all shares of the outstanding common stock of Merchants & Southern Banks of Florida, Incorporated (“Merchants”), a bank holding company headquartered in Gainesville, Florida, for a total purchase price of $50,000,000.  Upon consummation of the stock purchase, Merchants was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Merchants’ wholly owned banking subsidiary, Merchants and Southern Bank, was also merged with and into the Bank. The acquisition grew the Company’s existing market presence, as Merchants and Southern Bank had a total of 13 banking locations in Alachua, Marion and Clay Counties, Florida.

The acquisition of Merchants was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third and fourth quarters of 2015, management revised its initial estimates regarding the valuation of investment securities, core deposit intangible and other assets acquired. In addition, management continued its assessment and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Sections 382 of the Internal Revenue Code of 1986, as amended. Management continues to evaluate fair value adjustments related to loans and premises acquired.

The following table presents the assets acquired and liabilities of Merchants assumed as of May 22, 2015 and their fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by Merchants	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$7,527	$-		$-		$7,527
Federal funds sold and interest-bearing balances	106,188	-		-		106,188
Investment securities	164,421	(553	)(a)	(639	)(j)	163,229
Other investments	872	-		-		872
Loans	199,955	(8,500	)(b)	-		191,455
Less allowance for loan losses	(3,354)	3,354	(c)	-		-
Loans, net	196,601	(5,146)		-		191,455
Other real estate owned	4,082	(1,115	)(d)	-		2,967
Premises and equipment	14,614	(3,680	)(e)	-		10,934
Intangible assets	-	4,577	(f)	(634	)(k)	3,943
Other assets	2,333	2,335	(g)	(1,307	)(l)	3,361
Total assets	$496,638	$(3,582)		$(2,580)		$490,476
Liabilities
Deposits:
Noninterest-bearing	$121,708	$-		$-		$121,708
Interest-bearing	286,112	-		41,588	(m)	327,700
Total deposits	407,820	-		-		449,408
Federal funds purchased and securities sold under agreements to repurchase	41,588	-		(41,588	)(m)	-
Other liabilities	2,151	81	(h)	-		2,232
Subordinated deferrable interest debentures	6,186	(2,680	)(i)	-		3,506
Total liabilities	457,745	(2,599)		-		455,146
Net identifiable assets acquired over (under) liabilities assumed	38,893	(983)		(2,580)		35,330
Goodwill	-	12,090		2,580		14,670
Net assets acquired over (under) liabilities assumed	$38,893	$11,107		$-		$50,000
Consideration:
Cash exchanged for shares	$50,000
Fair value of total consideration transferred	$50,000

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the available for sale portfolio as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Merchants’ allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired premises.

(f)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(g)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of interest rate swap liabilities.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(j)	Adjustment reflects the additional fair value adjustments of the available for sale portfolio as of the acquisition date.

(k)	Adjustment reflects adjustment to the core deposit intangible on the acquired core deposit accounts.

(l)	Adjustment reflects the additional deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(m)	Subsequent to acquisition, the acquired securities sold under agreements to repurchase were converted to deposit accounts and are no longer reported as securities sold under agreements to repurchase on the Consolidated Balance Sheet as of December 31, 2015.

Goodwill of $14.7 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Merchants acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $191.5 million of loans at fair value, net of $8.5 million, or 4.25%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $11.2 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payment, management’s estimate of expected total cash payments and fair value of the loans as of acquisition date for purchased credit impaired loans. Contractually required principal and interest payment have been adjusted for estimated prepayments.

Contractually required principal and interest	$17,201
Non-accretable difference	(2,712)
Cash flows expected to be collected	14,489
Accretable yield	(3,254)
Total purchased credit-impaired loans acquired	$11,235

The following table presents the acquired loan data for the Merchants acquisition.

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
	(Dollars in Thousands)
Acquired receivables subject to ASC 310-30	$11,235	$14,086	$2,712
Acquired receivables not subject to ASC 310-30	$180,220	$184,906	$-

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

The acquisition of Coastal was accounted for using the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. As of June 30, 2015, the Company finalized its valuation of all assets and liabilities acquired.

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

	Year Ended December 31,
	2015	2014

Net interest income and noninterest income	$266,710	$238,055
Net income	$40,514	$41,806
Net income available to common stockholders	$40,514	$41,520
Income per common share available to common stockholders – basic	$1.28	$1.51
Income per common share available to common stockholders – diluted	$1.26	$1.49
Average number of shares outstanding, basic	31,762	27,573
Average number of shares outstanding, diluted	32,127	27,858

A rollforward of purchased non-covered loans for the years ended December 31, 2015 and 2014 is shown below:

(Dollars in Thousands)	2015	2014
Balance, January 1	$674,239	$448,753
Charge-offs, net of recoveries	(991)	(84)
Additions due to acquisitions	195,818	279,441
Accretion	10,590	9,745
Transfers to purchased non-covered other real estate owned	(4,473)	(4,160)
Transfer from covered loans due to loss share expiration	50,568	15,475
Payments received	(154,666)	(74,931)
Other	469	-
Ending balance	$771,554	$674,239

The following is a summary of changes in the accretable discounts of purchased non-covered loans during years ended December 31, 2015 and 2014:

(Dollars in Thousands)	2015	2014
Balance, January 1	$25,716	$26,189
Additions due to acquisitions	5,788	7,799
Accretion	(10,590)	(9,745)
Transfer from covered loans due to loss share expiration	1,665	-
Accretable discounts removed due to charge-offs	(1,768)	-
Transfers between non-accretable and accretable discounts, net	3,974	1,473
Ending balance	$24,785	$25,716

NOTE 4. ASSETS ACQUIRED IN FDIC-ASSISTED ACQUISITIONS

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

Each acquisition with loss-sharing agreements has separate agreements for the single family residential assets (“SFR”) and the non-single family assets (“NSF”). The SFR agreements cover losses and recoveries for ten years. The NSF agreements are for eight years. During the first five years, losses and recoveries are covered. During the final three years, only recoveries, net of expenses, are covered. The AUB SFR agreement was terminated during 2012 and Ameris received a payment of $87,000. The AUB and USB NSF agreements passed their five-year anniversary during the fourth quarter of 2014, the SCB NSF agreement passed its five-year anniversary during the second quarter of 2015 and the FBJ, TBC and DBT NSF agreements passed their five year anniversary during the fourth quarter of 2015. Losses will no longer be reimbursed on these agreements. The remaining NSF assets for these six agreements have been reclassified to purchased non-covered loans and purchased non-covered other real estate owned.

The following table summarizes components of all covered assets at December 31, 2015 and 2014 and their origin. The FDIC loss-share receivable is shown net of the clawback liability.

								FDIC loss-
			Total		Less Fair	Total	Total	share
		Less Fair Value	covered		value	covered	covered	receivable
	Covered loans	adjustments	loans	OREO	adjustments	OREO	assets	(payable)
	(Dollars in thousands)
As of December 31, 2015:

AUB	$-	$-	$-	$-	$-	$-	$-	$111

USB	3,639	16	3,623	165	-	165	3,788	(1,424)

SCB	5,228	124	5,104	-	-	-	5,104	149

FBJ	4,782	562	4,220	41	-	41	4,261	252

DBT	15,934	1,131	14,803	-	-	-	14,803	(1,084)

TBC	2,159	11	2,148	-	-	-	2,148	1,446

HTB	44,405	3,881	40,524	2,433	643	1,790	42,314	3,875

OGB	27,561	1,900	25,661	160	-	160	25,821	913

CBG	44,865	3,419	41,446	3,139	284	2,855	44,301	2,063

Total	$148,573	$11,044	$137,529	$5,938	$927	$5,011	$142,540	$6,301

As of December 31, 2014:

AUB	$-	$-	$-	$-	$-	$-	$-	$188

USB	4,350	150	4,200	165	-	165	4,365	(1,197)

SCB	26,686	602	26,084	2,849	389	2,460	28,544	1,828

FBJ	21,243	1,825	19,418	632	0	632	20,050	1,885

DBT	64,338	6,437	57,901	6,655	514	6,141	64,042	6,860

TBC	23,487	1,117	22,370	2,388	367	2,021	24,391	3,287

HTB	52,699	5,120	47,579	3,670	1,283	2,387	49,966	6,459

OGB	42,971	3,785	39,186	2,244	39	2,205	41,391	3,906

CBG	60,950	6,409	54,541	4,805	909	3,896	58,437	8,135

Total	$296,724	$25,445	$271,279	$23,408	$3,501	$19,907	$291,186	$31,351

A rollforward of acquired covered loans for the years ended December 31, 2015 and 2014 is shown below:

(Dollars in Thousands)	2015	2014
Balance, January 1	$271,279	$390,237
Charge-offs, net of recoveries	(5,558)	(9,255)
Accretion	9,658	22,188
Transfers to covered other real estate owned	(7,910)	(13,650)
Transfer to purchased, non-covered loans due to loss share expiration	(50,568)	(15,475)
Payments received	(79,372)	(102,996)
Other	-	230
Ending balance	$137,529	$271,279

The following is a summary of changes in the accretable discounts of acquired covered loans during the years ended December 31, 2015 and 2014:

	2015	2014
	(Dollars in Thousands)
Balance, beginning of year	$15,578	$25,493
Accretion	(9,658)	(22,188)
Transfer to purchased, non-covered loans due to loss share expiration	(1,665)	-
Transfers between non-accretable and accretable discounts, net	4,808	12,273
Balance, end of year	$9,063	$15,578

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of December 31, 2015 and 2014, the Company has recorded a clawback liability of $8.2 million and $6.2 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-sharing agreement. This clawback is netted against the FDIC loss share receivable. Changes in the FDIC loss-share receivable are as follows:

	For the Years Ended
	December 31,
	2015	2014
	(Dollars in Thousands)

Beginning balance	$31,351	$65,441

Payments received from FDIC	(19,273)	(22,494)
Amortization, net	(8,878)	(18,449)
Change in clawback liability	(2,008)	(1,222)
Increase in receivable due to:
Charge-offs on covered loans	416	3,372
Write downs of covered other real estate owned	4,752	4,771
Reimbursable expenses on covered assets	2,582	1,078
Other activity, net	(2,641)	(1,146)
Ending balance	$6,301	$31,351

NOTE 5. SECURITIES

The amortized cost and estimated fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)

December 31, 2015:
U.S. Government sponsored agencies	$14,959	$-	$(69)	$14,890
State, county and municipal securities	157,681	4,046	(411)	161,316
Corporate debt securities	5,900	145	(28)	6,017
Mortgage-backed securities	599,721	3,945	(2,704)	600,962
Total debt securities	$778,261	$8,136	$(3,212)	$783,185

December 31, 2014:
U.S. Government sponsored agencies	$14,953	$-	$(275)	$14,678
State, county and municipal securities	137,873	3,935	(433)	141,375
Corporate debt securities	10,812	228	-	11,040
Mortgage-backed securities	369,581	6,534	(1,403)	374,712
Total debt securities	$533,219	$10,697	$(2,111)	$541,805

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2015:
U. S. Government sponsored agencies	$9,932	$(27)	$4,958	$(42)	$14,890	$(69)
State, county and municipal securities	19,293	(199)	11,557	(212)	30,850	(411)
Corporate debt securities	1,383	(28)	-	-	1,383	(28)
Mortgage-backed securities	263,281	(1,950)	29,950	(754)	293,231	(2,704)
Total temporarily impaired securities	$293,889	$(2,204)	$46,465	$(1,008)	$340,354	$(3,212)

December 31, 2014:
U. S. Government sponsored agencies	$-	$-	$14,678	$(275)	$14,678	$(275)
State, county and municipal securities	15,038	(70)	19,665	(363)	34,703	(433)
Corporate debt securities	-	-	-	-	-	-
Mortgage-backed securities	36,760	(221)	46,812	(1,182)	83,572	(1,403)
Total temporarily impaired securities	$51,798	$(291)	$81,155	$(1,820)	$132,953	$(2,111)

As of December 31, 2015, the Company’s security portfolio consisted of 365 securities, 126 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and state, county and municipal securities, as discussed below.

At December 31, 2015, the Company held 100 mortgage backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

At December 31, 2015, the Company held 20 state, county and municipal securities, three U.S. government sponsored agency securities, and three corporate securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

During 2015 and 2014, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. During the third quarter of 2015, the Company received all interest payments due on a security that had previously deferred interest since the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2015 or 2014.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2015, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at December 31, 2015, these investments are not considered impaired on an other-than-temporary basis.

At December 31, 2015 and 2014, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2015, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Securities not due at a single maturity date are shown separately. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$5,405	$5,421
Due from one year to five years	51,716	53,081
Due from five to ten years	62,296	63,868
Due after ten years	59,123	59,853
Mortgage-backed securities	599,721	600,962
	$778,261	$783,185

Securities with a carrying value of approximately $551.0 million and $286.6 million at December 31, 2015 and 2014, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	December 31,
	2015	2014	2013
	(Dollars in Thousands)

Gross gains on sales of securities	$396	$141	$353
Gross losses on sales of securities	(259)	(3)	(182)
Net realized gains on sales of securities available for sale	$137	$138	$171

NOTE 6. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank also purchased loan pools during 2015 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. The Bank concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

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

Real estate loans include construction and development loans, commercial and farmland loans and residential loans. Construction and development loans include loans for the development of residential neighborhoods, construction of one-to-four family home residential construction loans to builders and consumers, and commercial real estate construction loans, primarily for owner-occupied properties. The Company limits its construction lending risk through adherence to established underwriting procedures. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Company's residential loans represent permanent mortgage financing and are secured by residential properties located within the Bank's market areas.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table:

	December 31,
	2015	2014
	(Dollars in Thousands)
Commercial, financial & agricultural	$449,623	$319,654
Real estate – construction & development	244,693	161,507
Real estate – commercial & farmland	1,104,991	907,524
Real estate – residential	570,430	456,106
Consumer installment	31,125	30,782
Other	6,015	14,308
	2,406,877	1,889,881
Allowance for loan losses	20,481	21,157
Loans, net	$2,386,396	$1,868,724

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the FDIC. Loans that were previously classified as covered loans where the loss-sharing agreements have expired are also included in purchased non-covered loans. Purchased non-covered loans totaling $771.6 million and $674.2 million at December 31, 2015 and 2014, respectively, are not included in the above schedule.

The carrying value of purchased non-covered loans are shown below according to loan type as of the end of the years shown:

	2015	2014
	(Dollars in Thousands)
Commercial, financial & agricultural	$45,462	$38,041
Real estate – construction & development	72,080	58,362
Real estate – commercial & farmland	390,755	306,706
Real estate – residential	258,153	266,342
Consumer installment loans	5,104	4,788
	$771,554	$674,239

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of purchase premium paid at acquisition. At December 31, 2015, all loans included in the purchased loan pools were performing current loans, all risk-rated grade 20, and the Company had allocated $581,000 of allowance for loan losses for the purchased loan pools. The Company did not have any purchased loan pools at December 31, 2014. As part of the due diligence process prior to purchasing an individual mortgage pool, a complete re-underwrite of the individual loan files was conducted. The underwriting process included a review of all income, asset, credit and property related documentation that was used to originate the loan. Underwriters utilized the originating lender’s program guidelines, as well as general prudent mortgage lending standards to assess each individual loan file.  Additional research was conducted in order to assess the real estate market conditions and market expectations in the geographic areas where a collateral concentration existed. As part of this review, an automated valuation model was employed to provide current collateral valuations and to support individual loan-to-value ratios.  Additionally, a sample of site inspections were completed to provide further assurance.  The results of the due diligence review were evaluated by officers of the Company in order to determine overall conformance to the Bank’s credit and lending policies.

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $137.5 million and $271.3 million at December 31, 2015 and 2014, respectively, are not included in the above schedules.

The carrying value of covered loans are shown below according to loan type as of the end of the years shown:

	2015	2014
	(Dollars in Thousands)
Commercial, financial & agricultural	$5,546	$21,467
Real estate – construction & development	7,612	23,447
Real estate – commercial & farmland	71,226	147,627
Real estate – residential	53,038	78,520
Consumer installment loans	107	218
	$137,529	$271,279

Nonaccrual and Past Due Loans

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as non-accrual is subsequently applied to principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Past due loans are loans whose principal or interest is past due 30 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

	2015	2014
	(Dollars in Thousands)
Commercial, financial & agricultural	$1,302	$1,672
Real estate – construction & development	1,812	3,774
Real estate – commercial & farmland	7,019	8,141
Real estate – residential	6,278	7,663
Consumer installment loans	449	478
	$16,860	$21,728

 The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

	2015	2014
	(Dollars in Thousands)
Commercial, financial & agricultural	$1,064	$175
Real estate – construction & development	1,106	1,119
Real estate – commercial & farmland	4,920	10,242
Real estate – residential	6,168	6,644
Consumer installment loans	72	69
	$13,330	$18,249

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

	2015	2014
	(Dollars in Thousands)
Commercial, financial & agricultural	$2,803	$8,541
Real estate – construction & development	1,701	7,601
Real estate – commercial & farmland	5,034	12,584
Real estate – residential	3,663	6,595
Consumer installment loans	37	91
	$13,238	$35,412

The following table presents an analysis of loans, excluding purchased non-covered and covered past due loans as of December 31, 2015 and 2014.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$568	$271	$835	$1,674	$447,949	$449,623	$-
Real estate – construction & development	1,413	261	1,739	3,413	241,280	244,693	-
Real estate – commercial & farmland	1,781	641	6,912	9,334	1,095,657	1,104,991	-
Real estate – residential	3,806	2,120	5,121	11,047	559,383	570,430	-
Consumer installment loans	374	188	238	800	30,325	31,125	-
Other	-	-	-	-	6,015	6,015	-
Total	$7,942	$3,481	$14,845	$26,268	$2,380,609	$2,406,877	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$900	$233	$1,577	$2,710	$316,944	$319,654	$-
Real estate – construction & development	1,382	286	3,367	5,035	156,472	161,507	-
Real estate – commercial & farmland	2,859	635	7,668	11,162	896,362	907,524	-
Real estate – residential	3,953	2,334	6,755	13,042	443,064	456,106	-
Consumer installment loans	634	158	366	1,158	29,624	30,782	1
Other	-	-	-	-	14,308	14,308	-
Total	$9,728	$3,646	$19,733	$33,107	$1,856,774	$1,889,881	$1

The following table presents an analysis of purchased non-covered past due loans as of December 31, 2015 and 2014.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2015:
Commercial, financial & agricultural	$248	$13	$846	$1,107	$44,355	$45,462	$-
Real estate – construction & development	416	687	420	1,523	70,557	72,080	-
Real estate – commercial & farmland	2,479	1,629	3,347	7,455	383,300	390,755	-
Real estate – residential	4,965	2,176	4,928	12,069	246,084	258,153	-
Consumer installment loans	31	9	70	110	4,994	5,104	-
Total	$8,139	$4,514	$9,611	$22,264	$749,290	$771,554	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2014:
Commercial, financial & agricultural	$461	$90	$175	$726	$37,315	$38,041	$-
Real estate – construction & development	790	1,735	1,117	3,642	54,720	58,362	-
Real estate – commercial & farmland	2,107	1,194	9,529	12,830	293,876	306,706	-
Real estate – residential	6,907	1,401	6,369	14,677	251,665	266,342	-
Consumer installment loans	82	-	65	147	4,641	4,788	-
Total	$10,347	$4,420	$17,255	$32,022	$642,217	$674,239	$-

The following table presents an analysis of covered past due loans as of December 31, 2015 and 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2015:
Commercial, financial & agricultural	$-	$-	$2,802	$2,802	$2,744	$5,546	$-
Real estate – construction & development	96	-	1,633	1,729	5,883	7,612	-
Real estate – commercial & farmland	170	205	3,064	3,439	67,787	71,226	-
Real estate – residential	2,155	1,001	2,658	5,814	47,224	53,038	-
Consumer installment loans	-	-	37	37	70	107	-
Total	$2,421	$1,206	$10,194	$13,821	$123,708	$137,529	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$451	$136	$1,878	$2,465	$19,002	$21,467	$-
Real estate – construction & development	238	226	6,703	7,167	16,280	23,447	-
Real estate – commercial & farmland	4,371	1,486	7,711	13,568	134,059	147,627	714
Real estate – residential	3,464	962	5,656	10,082	68,438	78,520	-
Consumer installment loans	10	-	91	101	117	218	-
Total	$8,534	$2,810	$22,039	$33,383	$237,896	$271,279	$714

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considers the borrower’s capacity to pay, which includes such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. The Company individually assesses for impairment all nonaccrual loans greater than $200,000 and all troubled debt restructurings greater than $100,000. The tables below include all loans deemed impaired, whether or not individually assessed for impairment. If a loan is deemed impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Nonaccrual loans	$16,860	$21,728	$29,203
Troubled debt restructurings not included above	14,418	12,759	17,214
Total impaired loans	$31,278	$34,487	$46,417

Interest income recognized on impaired loans	$909	$1,991	$1,938
Foregone interest income on impaired loans	$1,204	$1,491	$1,784

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of December 31, 2015 and 2014.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$3,062	$158	$1,385	$1,543	$135	$2,275
Real estate – construction & development	3,581	230	2,374	2,604	774	3,228
Real estate – commercial & farmland	14,385	6,702	6,083	12,785	1,067	15,105
Real estate – residential	15,809	1,621	12,230	13,851	2,224	11,977
Consumer installment loans	592	-	495	495	9	488
Total	$37,429	$8,711	$22,567	$31,278	$4,209	$33,073

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$3,387	$6	$1,956	$1,962	$395	$3,021
Real estate – construction & development	8,325	448	4,005	4,453	771	5,368
Real estate – commercial & farmland	17,514	4,967	9,651	14,618	1,859	15,972
Real estate – residential	15,571	3,514	9,407	12,921	974	16,317
Consumer installment loans	618	-	533	533	9	519
Total	$45,415	$8,935	$25,552	$34,487	$4,008	$41,197

During 2015, 2014 and 2013, the Company recorded provision for loan loss expense of $751,000, $843,000 and $1.5 million, respectively, to account for losses where there was a decrease in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. During 2015, the Company recorded a net recovery of $237,000 to account for loans where there was an increase in cash flows from the initial estimates on purchased, non-covered loans. During 2014, the Company recorded provision for loan loss expense of $84,000 to account for losses where there was a decrease in cash flows from the initial estimates on purchased, non-covered loans. The Company did not record a provision for loan loss expense to account for losses where the initial estimate of cash flows was revised downward based on new information on purchased, non-covered loans during 2013. The allowance for loan losses recorded on purchased non-covered loans and covered loans that is immediately charged off is related to the purchased credit-impaired loans. Charge-offs on purchased loans, both covered and non-covered, are recorded when impairment is recorded. Provision expense for covered loans is recorded net of the indemnification by the FDIC loss-sharing agreements.

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Nonaccrual loans	$13,330	$18,249	$6,659
Troubled debt restructurings not included above	9,373	1,212	5,938
Total impaired loans	$22,703	$19,461	$12,597

Interest income recognized on impaired loans	$785	$109	$-
Foregone interest income on impaired loans	$1,365	$1,759	$-

The following table presents an analysis of information pertaining to purchased non-covered impaired loans as of December 31, 2015 and 2014.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$3,103	$1,066	$-	$1,066	$-	$392
Real estate – construction & development	8,987	1,469	-	1,469	-	1,429
Real estate – commercial & farmland	14,999	11,134	-	11,134	-	10,806
Real estate – residential	14,946	8,957	-	8,957	-	8,067
Consumer installment loans	94	77	-	77	-	65
Total	$42,129	$22,703	$-	$22,703	$-	$20,759

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$499	$175	$-	$175	$-	$165
Real estate – construction & development	2,210	1,436	-	1,436	-	1,643
Real estate – commercial & farmland	13,520	10,588	-	10,588	-	7,484
Real estate – residential	10,487	7,191	-	7,191	-	7,084
Consumer installment loans	169	71	-	71	-	68
Total	$26,885	$19,461	$-	$19,461	$-	$16,444

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Nonaccrual loans	$13,238	$35,412	$69,152
Troubled debt restructurings not included above	13,283	22,619	22,243
Total impaired loans	$26,521	$58,031	$91,395

Interest income recognized on impaired loans	$886	$1,134	$968
Foregone interest income on impaired loans	$1,596	$3,123	$4,674

The following table presents an analysis of information pertaining to covered impaired loans as of December 31, 2015 and 2014.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$5,188	$2,802	$-	$2,802	$-	$7,408
Real estate – construction & development	15,119	2,480	-	2,480	-	6,906
Real estate – commercial & farmland	20,508	7,001	-	7,001	-	18,504
Real estate – residential	15,830	14,192	-	14,192	-	16,010
Consumer installment loans	60	46	-	46	-	86
Total	$56,705	$26,521	$-	$26,521	$-	$48,914

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2014:
Commercial, financial & agricultural	$10,845	$8,582	$-	$8,582	$-	$9,777
Real estate – construction & development	11,621	10,638	-	10,638	-	14,132
Real estate – commercial & farmland	23,349	20,663	-	20,663	-	28,594
Real estate – residential	19,629	18,054	-	18,054	-	21,091
Consumer installment loans	111	94	-	94	-	163
Total	$65,555	$58,031	$-	$58,031	$-	$73,757

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2015 and 2014.

As of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$241,721	$294	$116	$1,606	$6,872	$-	$250,609
15	28,420	2,074	117,880	78,165	1,191	-	227,730
20	97,142	46,221	685,538	369,624	19,780	6,015	1,224,320
23	559	7,827	13,073	6,112	36	-	27,607
25	77,829	183,512	254,012	91,465	2,595	-	609,413
30	1,492	1,620	13,821	7,347	143	-	24,423
40	2,460	3,145	20,551	16,111	506	-	42,773
50	-	-	-	-	-	-	-
60	-	-	-	-	2	-	2
Total	$449,623	$244,693	$1,104,991	$570,430	$31,125	$6,015	$2,406,877

As of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$121,355	$268	$155	$226	$6,573	$-	$128,577
15	25,318	4,010	128,170	59,301	1,005	-	217,804
20	100,599	47,541	511,198	256,758	17,544	14,308	947,948
23	56	8,933	10,507	9,672	37	-	29,205
25	62,519	93,514	224,464	102,998	4,692	-	488,187
30	3,758	1,474	13,035	7,459	257	-	25,983
40	6,049	5,767	19,995	19,692	673	-	52,176
50	-	-	-	-	1	-	1
60	-	-	-	-	-	-	-
Total	$319,654	$161,507	$907,524	$456,106	$30,782	$14,308	$1,889,881

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2015 and 2014.

As of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$8,592	$-	$-	$-	$1,010	$-	$9,602
15	1,186	1,143	10,490	37,808	541	-	51,168
20	10,057	13,678	183,219	128,005	2,031	-	336,990
23	-	438	5,177	6,414	-	-	12,029
25	17,565	47,517	162,253	66,166	1,328	-	294,829
30	6,657	4,185	14,297	5,503	51	-	30,693
40	1,373	5,119	15,319	14,257	143	-	36,211
50	30	-	-	-	-	-	30
60	2	-	-	-	-	-	2
Total	$45,462	$72,080	$390,755	$258,153	$5,104	$-	$771,554

As of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$6,624	$-	$-	$290	$480	$-	$7,394
15	1,376	522	13,277	14,051	501	-	29,727
20	13,657	12,991	116,308	64,083	1,647	-	208,686
23	73	-	3,207	3,298	-	-	6,578
25	13,753	36,230	144,293	164,959	1,920	-	361,155
30	1,618	4,365	12,279	7,444	41	-	25,747
40	910	4,254	17,342	12,184	199	-	34,889
50	30	-	-	33	-	-	63
60	-	-	-	-	-	-	-
Total	$38,041	$58,362	$306,706	$266,342	$4,788	$-	$674,239

The following table presents the covered loan portfolio by risk grade as of December 31, 2015 and 2014.

As of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	-	-	-	-	-
20	93	800	11,698	10,040	-	-	23,631
23	52	-	2,957	5,723	-	-	8,732
25	2,594	3,907	38,741	24,345	11	-	69,598
30	5	828	2,857	4,552	-	-	8,242
40	2,802	2,077	14,973	8,378	96	-	28,326
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$5,546	$7,612	$71,226	$53,038	$107	$-	$137,529

As of December 31, 2014:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$
15	-	1	761	525	-	-		1,287
20	917	3,184	23,167	14,089	77	-		41,434
23	164	537	11,404	6,642	-	-		18,747
25	5,181	9,406	80,334	33,124	37	-		128,082
30	4,808	2,753	5,302	8,050	-	-		20,913
40	10,397	7,566	26,659	16,090	104	-		60,816
50	-	-	-	-	-	-		-
60	-	-	-	-	-	-		-
Total	$21,467	$23,447	$147,627	$78,520	$218	$-		$271,279

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2015 and 2014 totaling $96.5 million and $29.1 million, respectively, under such parameters.

As of December 31, 2015 and 2014, the Company had a balance of $16.4 million and $15.3 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $1.3 million and $2.2 million in previous charge-offs on such loans at December 31, 2015 and 2014, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $2.7 million and $231,000 at December 31, 2015 and 2014, respectively. At December 31, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2015 and 2014, the Company modified loans as troubled debt restructurings, excluding purchased non-covered and covered loans, with principal balances of $7.3 million and $2.8 million, respectively. These modifications impacted the Company’s allowance for loan losses by $1.4 million and $232,000 for the year ended December 31, 2015 and 2014, respectively. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased non-covered and covered loans, which occurred during the year ending December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$80	6	$100
Real estate – construction & development	2	15	5	264
Real estate – commercial & farmland	2	2,121	5	1,082
Real estate – residential	33	4,992	20	1,309
Consumer installment	16	61	16	67
Total	60	$7,269	52	$2,822

Troubled debt restructurings, excluding purchased non-covered and covered loans, with an outstanding balance of $2.2 million and $1.2 million at December 31, 2014 and 2013 defaulted during the year ended December 31, 2015 and 2014, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$37	1	$236
Real estate – construction & development	2	33	1	33
Real estate – commercial & farmland	3	624	2	570
Real estate – residential	20	1,493	6	314
Consumer installment	9	45	4	61
Total	37	$2,232	14	$1,214

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$240	10	$110
Real estate – construction & development	11	792	3	63
Real estate – commercial & farmland	16	5,766	3	596
Real estate – residential	51	7,574	20	1,123
Consumer installment	12	46	23	94
Total	94	$14,418	59	$1,986

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$290	2	$13
Real estate – construction & development	9	679	5	228
Real estate – commercial & farmland	19	6,477	3	724
Real estate – residential	47	5,258	11	1,485
Consumer installment	11	55	11	73
Total	92	$12,759	32	$2,523

As of December 31, 2015 and 2014, the Company had a balance of $10.0 million and $1.2 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The Company has recorded $377,000 and $29,000, respectively, in charge-offs on such loans at December 31, 2015 and 2014. At December 31, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2015 and 2014, the Company modified purchased non-covered loans as troubled debt restructurings, with principal balances of $2.7 million and $1.2 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan losses. The Company transferred troubled debt restructurings with principal balances of $6.7 million from the covered loan category to the purchased non-covered loan category during the year ended December 31, 2015 due to the expiration of the loss-sharing agreements. The following table presents the purchased non-covered loans by class modified as troubled debt restructurings, which occurred during the year ending December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$21	-	$-
Real estate – construction & development	2	30	1	317
Real estate – commercial & farmland	5	1,051	1	346
Real estate – residential	8	1,541	7	571
Consumer installment	3	8	1	2
Total	20	$2,651	10	$1,236

Troubled debt restructurings included in purchased non-covered loans with an outstanding balance of $883,000 and $411,000 defaulted during the years ended December 31, 2015 and 2014, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	2	30	1	317
Real estate – commercial & farmland	2	57	-	-
Real estate – residential	6	795	2	91
Consumer installment	1	1	1	2
Total	11	$883	4	$411

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$21
Real estate – construction & development	1	363	3	42
Real estate – commercial & farmland	14	6,214	3	412
Real estate – residential	13	2,789	4	180
Consumer installment	2	5	2	3
Total	31	$9,373	14	$658

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	317	-	-
Real estate – commercial & farmland	1	346	-	-
Real estate – residential	6	547	1	25
Consumer installment	1	2	-	-
Total	9	$1,212	1	$25

As of December 31, 2015 and 2014, the Company had a balance of $15.5 million and $24.6 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $1.2 million and $1.8 million in previous charge-offs on such loans at December 31, 2015 and 2014, respectively. At December 31, 2015, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2015 and 2014, the Company modified covered loans as troubled debt restructurings, with principal balances of $2.2 million and $4.3 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan losses. The following table presents the covered loans by class modified as troubled debt restructurings, which occurred during the year ending December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	-	$-
Real estate – construction & development	3	334	1	-
Real estate – commercial & farmland	3	1,099	7	2,489
Real estate – residential	23	745	23	1,838
Consumer installment	1	8	-	-
Total	31	$2,187	31	$4,327

Troubled debt restructurings included in covered loans with an outstanding balance of $1.3 million and $1.6 million defaulted during the year ended December 31, 2015 and 2014, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	-	-	1	14
Real estate – commercial & farmland	2	145	1	79
Real estate – residential	16	1,190	17	1,509
Consumer installment	-	-	-	-
Total	18	$1,335	19	$1,602

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at December 31, 2015 and 2014.

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	2	$1
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	4	1,967	3	1,067
Real estate – residential	97	10,529	26	1,116
Consumer installment	2	8	-	-
Total	107	$13,283	31	$2,184

As of December 31, 2014	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$40	2	$-
Real estate – construction & development	4	3,037	2	29
Real estate – commercial & farmland	14	8,079	5	1,082
Real estate – residential	96	11,460	8	831
Consumer installment	1	3	-	-
Total	117	$22,619	17	$1,942

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates. Company policy prohibits loans to executive officers. Changes in related party loans are summarized as follows:

	December 31,
	2015	2014
	(Dollars in Thousands)

Balance, beginning of year	$4,403	$5,565
Advances	162	78
Repayments	(674)	(1,240)
Transactions due to changes in related parties	(73)	-
Balance, end of year	$3,818	$4,403

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2015:
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157
Provision for loan losses	(73)	278	1,221	2,067	676	344	751	5,264
Loans charged off	(1,438)	(622)	(2,367)	(1,587)	(410)	(950)	(1,759)	(9,133)
Recoveries of loans previously charged off	651	323	317	151	137	1,187	1,008	3,774
Balance, December 31, 2015	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062

Period-end amount allocated to:
Loans individually evaluated for impairment	$126	$759	$1,074	$2,172	$-	$-	$-	$4,131
Loans collectively evaluated for impairment	1,018	4,250	6,920	2,588	1,574	581	-	16,931
Ending balance	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062

Loans:
Individually evaluated for impairment	$323	$1,958	$11,877	$9,554	$-	$-	$-	$23,712
Collectively evaluated for impairment	449,300	242,735	1,093,114	560,876	37,140	1,261,821	52,451	3,697,437
Acquired with deteriorated credit quality	-	-	-	-	-	102,696	85,078	187,774
Ending balance	$449,623	$244,693	$1,104,991	$570,430	$37,140	$1,364,517	$137,529	$3,908,923

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2014:
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$-	$-	$22,377
Provision for loan losses	1,427	(265)	3,444	(452)	567	84	843	5,648
Loans charged off	(1,567)	(592)	(3,288)	(1,707)	(471)	(84)	(1,851)	(9,560)
Recoveries of loans previously charged off	321	349	274	254	486	-	1,008	2,692
Balance, December 31, 2014	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157

Period-end amount allocated to:
Loans individually evaluated for impairment	$375	$743	$1,861	$911	$-	$-	$-	$3,890
Loans collectively evaluated for impairment	1,629	4,287	6,962	3,218	1,171	-	-	17,267
Ending balance	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157

Loans:
Individually evaluated for impairment	$490	$3,709	$14,546	$8,904	$-	$-	$-	$27,649
Collectively evaluated for impairment	319,164	157,798	892,978	447,202	45,090	579,172	122,248	2,563,652
Acquired with deteriorated credit quality	-	-	-	-	-	95,067	149,031	244,098
Ending balance	$319,654	$161,507	$907,524	$456,106	$45,090	$674,239	$271,279	$2,835,399

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2013:
Balance, January 1, 2013	$2,439	$5,343	$9,157	$5,898	$756	$-	$-	$23,593
Provision for loan losses	711	1,742	2,777	4,463	254	-	1,539	11,486
Loans charged off	(1,759)	(2,020)	(3,571)	(5,215)	(719)	-	(1,539)	(14,823)
Recoveries of loans previously charged off	432	473	30	888	298	-	-	2,121
Balance, December 31, 2013	$1,823	$5,538	$8,393	$6,034	$589	$-	$-	$22,377

Period-end amount allocated to:
Loans individually evaluated for impairment	$356	$407	$1,427	$1,395	$-	$-	$-	$3,585
Loans collectively evaluated for impairment	1,467	5,131	6,966	4,639	589	-	-	18,792
Ending balance	$1,823	$5,538	$8,393	$6,034	$589	$-	$-	$22,377

Loans:
Individually evaluated for impairment	$3,457	$3,581	$15,240	$16,925	$-	$-	$-	$39,203
Collectively evaluated for impairment	240,916	142,790	793,083	349,957	52,505	381,588	173,190	2,134,029
Acquired with deteriorated credit quality	-	-	-	-	-	67,165	217,047	284,212
Ending balance	$244,373	$146,371	$808,323	$366,882	$52,505	$448,753	$390,237	$2,457,444

NOTE 7. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during years ended December 31, 2015 and 2014:

(Dollars in Thousands)	2015	2014
Balance, January 1	$33,160	$33,351
Loans transferred to other real estate owned	11,261	11,972
Net gains (losses) on sale and write-downs	(9,971)	(4,585)
Sales proceeds	(18,303)	(7,578)
Ending balance	$16,147	$33,160

The following is a summary of the activity in purchased, non-covered other real estate owned during years ended December 31, 2015 and 2014:

(Dollars in Thousands)	2015	2014
Balance, January 1	$15,585	$4,276
Loans transferred to other real estate owned	4,473	4,160
Acquired in acquisitions	2,160	8,864
Transfer from covered other real estate owned due to loss share expiration	3,148	1,226
Net gains (losses) on sale and write-downs	201	828
Sales proceeds	(11,234)	(3,769)
Ending balance	$14,333	$15,585

The following is a summary of the activity in covered other real estate owned during years ended December 31, 2015 and 2014:

(Dollars in Thousands)	2015	2014
Balance, January 1	$19,907	$45,893
Loans transferred to other real estate owned	7,910	13,650
Transfer to purchased, non-covered other real estate owned due to loss share expiration	(3,148)	(1,226)
Net gains (losses) on sale and write-downs	(5,926)	(5,965)
Sales proceeds	(13,732)	(32,445)
Ending balance	$5,011	$19,907

NOTE 8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2015	2014
	(Dollars in Thousands)

Land	$38,806	$31,709
Buildings	94,310	79,692
Furniture and equipment	48,140	41,472
Construction in progress	1,393	971
	182,649	153,844
Accumulated depreciation	(61,010)	(56,593)
	$121,639	$97,251

Estimated costs to complete construction projects in progress were less than $1.5 million at December 31, 2015 and 2014. Depreciation expense was approximately $8.1 million, $6.6 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Leases

The Company has various operating leases with unrelated parties on 29 banking offices and seven mortgage offices. Generally, these leases are on smaller locations with initial lease terms under ten years with up to two renewal options.

Rental expense amounted to approximately $2,962,867, $2,189,000 and $1,777,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows:

2016	$2,999,694
2017	3,059,886
2018	2,685,184
2019	2,295,477
2020	2,074,955
Thereafter	1,508,542
$14,623,738

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The Company recorded $11,210,000 of goodwill on the branch purchase from Bank of America and $14,700,000 of goodwill on the Merchants acquisition during 2015. During 2014, the Bank recorded new goodwill totaling $27,437,000 related to the acquisition of Coastal. The Company recorded an additional $656,000 of goodwill during 2015 related to Coastal, for total goodwill recorded of $28,093,000 in the Coastal acquisition. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2015, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The Company recorded a core deposit intangible asset of $8,636,000 associated with the branch purchase from Bank of America and $3,943,000 associated with the Merchants acquisition during 2015. The Company recorded a core deposit intangible asset of $4,542,000 associated with the acquisition of Coastal during 2014. The amortization period used for core deposit intangibles ranges from three to seven years. Following is a summary of information related to acquired intangible assets:

	As of December 31, 2015		As of December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in Thousands)

Amortized intangible assets - core deposit premiums	$39,328	$22,270	$26,749	$18,528

The aggregate amortization expense for intangible assets was approximately $3,741,000, $2,330,000 and $1,414,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2016	$3,721
2017	3,223
2018	3,072
2019	3,072
2020	2,430
Thereafter	1,540
$17,058

NOTE 10. DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 was $131.5 million and $135.1 million, respectively. The scheduled maturities of time deposits at December 31, 2015 are as follows:

(Dollars in Thousands)

2016	$673,108
2017	101,996
2018	28,531
2019	12,674
2020	17,622
Thereafter	4,475
$838,406

The Company did not have any brokered deposits at December 31, 2015 and 2014.

Deposits from principal officers, directors, and their affiliates at December 31, 2015 and 2014 were $7,098,000 and $6,018,000, respectively.

NOTE 11. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At December 31, 2015 and 2014, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of securities sold under repurchase agreements for the years ended December 31, 2015, 2014 and 2013:

	As of and For the Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Average daily balance during the year	$50,988	$47,136	$26,908
Average interest rate during the year	0.34%	0.35%	0.54%
Maximum month-end balance during the year	$68,300	$73,310	$83,516
Weighted average interest rate at year-end	0.30%	0.31%	0.57%

The following is a summary of the Company’s securities sold under agreements to repurchase at December 31, 2015 and 2014:

(Dollars in Thousands)	December 31, 2015	December 31, 2014
Securities sold under agreements to repurchase	$63,585	$73,310
Total	$63,585	$73,310

At December 31, 2015 and 2014, the investment securities underlying these agreements were all mortgage-backed securities.

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

The aggregate expense under the plan charged to operations during 2015, 2014 and 2013 amounted to $1,430,000, $1,160,000 and $839,000, respectively.

NOTE 13. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $64.3 million and $58.9 million at December 31, 2015 and 2014, respectively. Accrued deferred compensation of $991,000 and $655,000 at December 31, 2015 and 2014, respectively, is included in other liabilities. Accrued supplemental executive retirement plan liabilities of $2,443,000 and $1,594,000 at December 31, 2015 and 2014, respectively, is included in other liabilities. Aggregate compensation expense under the plans was $849,000, $743,000 and $601,000 per year for 2015, 2014 and 2013, respectively, which is included in salaries and employee benefits.

NOTE 14. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2015	2014
	(Dollars in Thousands)

Daily Rate Credit from Federal Home Loan Bank with a fixed interest rate of 0.36%.	$-	$35,000
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 3.50% (3.92% at December 31, 2015 and 3.73% at December 31, 2014) due in August 2016, secured by subsidiary bank stock.	24,000	24,000
Advance from correspondent bank with a fixed interest rate of 4.50%, due November 27, 2017, secured by subsidiary bank loan receivable.	-	4,881
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (2.28% at December 31, 2015 and 1.99% at December 31, 2014).	15,000	15,000
	$39,000	$78,881

The contractual balance of the subordinated debt issued by The Prosperity Banking Company is $15.0 million. The debt was recorded at a discount at acquisition, and that discount was fully accreted by December 31, 2014.

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2015, $325.9 million was available for borrowing on lines with the FHLB.

At December 31, 2015, $16.0 million was available for borrowing under the revolving credit agreement with a regional bank, secured by subsidiary bank stock.

As of December 31, 2015, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $55 million.

The Company also participates in the Federal Reserve discount window borrowings. At December 31, 2015, the Company had $708.4 million of loans pledged at the Federal Reserve discount window and had $474.8 million available for borrowing.

NOTE 15. PREFERRED STOCK

On November 21, 2008, Ameris sold 52,000 shares of preferred stock with a warrant to purchase 679,443 shares of the Company’s common stock to the U.S. Treasury under the Treasury’s Capital Purchase Program. The proceeds from the sale of $52 million were allocated between the preferred stock and the warrant based on their relative fair values at the time of the sale. Of the $52 million in proceeds, $48.98 million was allocated to the preferred stock and $3.02 million was allocated to the warrant. The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant was accreted as a portion of the preferred stock dividends in the consolidated statements of income to arrive at net income (loss) available to common shareholders.

The preferred stock qualified as Tier I capital and paid cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred stock was redeemable at any time at $1,000 per share plus any accrued and unpaid dividends with the consent of the Company’s primary federal regulator.

On June 14, 2012, the preferred stock was sold by the Treasury through a registered public offering. The sale of the preferred stock to new investors did not result in any accounting entries and did not change the Company’s capital position. On August 22, 2012, the Company repurchased the warrant from the Treasury for $2.67 million. During the fourth quarter of 2012, the Company repurchased 24,000 shares of the outstanding preferred stock at par, leaving 28,000 shares of preferred stock outstanding at December 31, 2013. During the first quarter of 2014, the Company repurchased the remaining 28,000 shares of the outstanding preferred stock at par.

NOTE 16. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)

Current – federal	$15,215	$10,499	$5,237
Current - state	1,026	467	505
Deferred - federal	(344)	6,516	3,543
	$15,897	$17,482	$9,285

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Tax at federal income tax rate	$19,860	$19,672	$10,256
Change resulting from:
Tax-exempt interest	(2,490)	(1,647)	(841)
Increase in cash value of bank owned life insurance	(484)	(568)	(446)
State income tax, net of federal benefit	667	304	328
Other	(1,656)	(279)	(12)
Provision for income taxes	$15,897	$17,482	$9,285

Net deferred income tax assets of $19,459,000 and $17,784,000 at December 31, 2015 and 2014, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2015	2014
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$7,372	$7,405
Deferred compensation	1,202	787
Deferred gain on interest rate swap	381	477
Unrealized loss on interest rate swap	504	460
Nonaccrual interest	49	153
Purchase accounting adjustments	10,825	13,241
Goodwill and intangible assets	9,357	9,565
Other real estate owned	8,597	8,982
Net operating loss tax carryforward	11,179	12,146
Capitalized costs, accrued expenses and other	200	1,469
	49,666	54,685
Deferred tax liabilities:
Depreciation and amortization	5,591	4,821
Mortgage servicing rights	715	539
Subordinated debentures	7,732	7,159
FDIC-assisted transaction adjustments	14,446	21,372
Unrealized gain on securities available for sale	1,723	3,010
	30,207	36,901
Net deferred tax asset	$19,459	$17,784

At December 31, 2015, the Company had federal net operating loss carryforwards of approximately $31.90 million which expire at various dates from 2028 to 2033. At December 31, 2014, the Company had federal net operating loss carryforwards of approximately $34.0 million which expire at various dates from 2028 to 2033. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company did not record any interest and penalties related to income taxes for the years ended December 31, 2015, 2014 and 2013, and the Company did not have any amount accrued for interest and penalties at December 31, 2015, 2014 and 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by taxing authorities for years before 2012.

NOTE 17. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a statutory trust subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (3.13% at December 31, 2015) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April 2009. There are certain circumstances (as described in the trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2015 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related debentures bear interest at 3-Month LIBOR plus 1.63% (2.14% at December 31, 2015). Distributions on the trust preferred securities are paid quarterly, with interest on the debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011. The Company’s investment in the common stock of the trust was $1,114,000 and is included in other assets.

During 2013, the Company acquired Prosperity Banking Capital Trust I, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.57% (3.17% at December 31, 2015) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in July 2009.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2015 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at fair value of $3,260,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust II, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $4,500,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (3.75% at December 31, 2015) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2008.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2015 was $4,500,000. The aggregate principal amount of debentures outstanding was $4,640,000, and is being carried at fair value of $3,275,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $140,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust III, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (2.11% at December 31, 2015) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2011.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2015 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at fair value of $5,230,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust IV, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.54% (2.05% at December 31, 2015) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2012.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2015 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at fair value of $2,730,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust I, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (3.47% at December 31, 2015) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in October 2008.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2015 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at fair value of $3,781,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust II, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (2.11% at December 31, 2015) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2010.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2015 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at fair value of $5,747,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2015, the Company acquired Merchants & Southern Statutory Trust I, a statutory trust subsidiary of Merchants, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.90% (2.43% at December 31, 2015) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2010.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2015 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at fair value of $1,878,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2015, the Company acquired Merchants & Southern Statutory Trust II, a statutory trust subsidiary of Merchants, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (2.01% at December 31, 2015) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2011.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2015 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at fair value of $1,704,000 on the Company’s balance sheet. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

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

NOTE 18. STOCK-BASED COMPENSATION

The Company awards its employees and directors various forms of stock-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 2,985,000 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2015, there were 1,120,000 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

The Company did not grant any options during 2015, 2014 or 2013. As of December 31, 2015, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance or non-performance-based options.

As of December 31, 2015, the Company has 285,326 outstanding restricted shares granted under the plans as compensation to certain employees. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is three to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2015, 2014 and 2013, compensation expense related to these grants was approximately $1,485,000, $2,058,000 and $1,041,000, respectively. The total income tax benefit related to these grants was approximately $1,069,000, $861,000 and $152,000 in 2015, 2014 and 2013, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any stock-based compensation expense related to stock options during 2015, 2014 and 2013. The total income tax benefit related to stock options was approximately $102,000 and $49,000 in 2015 and 2014, respectively. There was no income tax benefit related to stock options in 2013.

The fair value of each stock-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the activity of non-performance-based and performance-based options as of December 31, 2015 is presented below:

	Non-Performance-Based				Performance-Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	88,111	$18.00			359,331	$16.74
Granted	-	-			-	-
Exercised	(15,628)	15.47		$242	(59,507)	15.39		$916
Forfeited	-	-			(75,691)	17.37
Under option, end of year	72,483	$18.55	2.13	$1,331	224,132	$16.92	1.80	$3,697
Exercisable at end of year	72,483	$18.55	2.13	$1,331	189,587	$15.91	2.06	$3,252

A summary of the activity of non- performance-based and performance-based options as of December 31, 2014 is presented below:

	Non-Performance-Based				Performance-Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	115,459	$17.24			371,000	$16.76
Granted	-	-			-	-
Exercised	(25,395)	14.81		$148	(6,477)	11.05		$72
Forfeited	(1,953)	14.88			(5,192)	25.51
Under option, end of year	88,111	$18.00	2.71	$884	359,331	$16.74	2.11	$2,955
Exercisable at end of year	88,111	$18.00	2.71	$884	341,030	$17.23	2.00	$2,629

A summary of the activity of non- performance-based and performance-based options as of December 31, 2013 is presented below:

	Non-Performance-Based				Performance-Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	148,498	$16.37			391,321	$16.43
Granted	-	-			-	-
Exercised	(27,657)	13.29		$107	(4,524)	7.47		$42
Forfeited	(5,382)	13.43			(15,797)	13.22
Under option, end of year	115,459	$17.24	3.04	$641	371,000	$16.76	3.12	$1,401
Exercisable at end of year	115,459	$17.24	3.04	$641	351,856	$17.27	3.01	$1,145

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2015, 2014 and 2013 is presented below:

	2015		2014		2013
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value

Nonvested shares at beginning of year	323,151	$13.46	377,725	$11.78	295,075	$10.47
Granted	71,000	23.46	82,047	20.99	108,400	14.77
Vested	(108,825)	9.96	(126,050)	13.12	(21,750)	9.31
Forfeited	-	-	(10,571)	15.61	(4,000)	9.88
Nonvested shares at end of year	285,326	17.29	323,151	13.46	377,725	11.78

The balance of unearned compensation related to restricted stock grants as of December 31, 2015, 2014 and 2013 was approximately $1,749,000, $1,568,000 and $2,129,000, respectively. At December 31, 2015, the cost is expected to be recognized over a weighted-average period of 2.0 years.

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

This contract is classified as a cash flow hedge of an exposure to changes in the cash flow of a recognized liability. At December 31, 2015 and 2014, the fair value of the remaining instrument totaled a liability of $1,439,000 and $1,315,000, respectively. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2015, the hedge is deemed to be highly effective.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and IRLCs to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. These mortgage banking derivatives are not designated in hedge relationships. At December 31, 2015, the Company had approximately $77.7 million of IRLCs and $74.5 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $2.7 million and a derivative liability of $137,000. At December 31, 2014, the Company had approximately $38.9 million of IRLCs and $46.5 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $1.8 million and a derivative liability of $249,000. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sales of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management are summarized below as of December 31, 2015, 2014 and 2013:

	Location	December 31, 2015	December 31, 2014	December 31, 2013
		(Dollars in Thousands)
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	$(137)	$(249)	$98
Interest rate lock commitments	Mortgage banking activity	$2,687	$1,757	$1,082

The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Balance Sheets as of December 31, 2015 and 2014:

	2015		2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in Thousands)
Included in other assets:
Forward contracts related to mortgage loans held for sale	$-	$-	$-	$-
Interest rate lock commitments	77,710	2,687	38,868	1,757
Total included in other assets	$77,710	$2,687	$38,868	$1,757

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$123,500	$137	$46,500	$249
Interest rate lock commitments	-	-	-	-
Total included in other liabilities	$123,500	$137	$46,500	$249

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2015	2014
	(Dollars in Thousands)

Commitments to extend credit	$548,898	$293,517

Unused lines of credit	52,798	49,567

Financial standby letters of credit	14,712	9,683

Mortgage interest rate lock commitments	77,710	38,868

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2015 and 2014.

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013.  The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower.  As of December 31, 2015, the Company believes that it has valid bases in law and fact to overturn the verdict on appeal. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company's assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 21. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2015, $22.4 million of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier I capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes that, as of December 31, 2015 and 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2015 and 2014, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2015
Total Capital to Risk Weighted Assets
Consolidated	$484,023	11.45%	$338,057	8.00%		—N/A—
Ameris Bank	$516,677	12.24%	$337,687	8.00%	$422,109	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$462,961	10.96%	$253,543	6.00%		—N/A—
Ameris Bank	$495,615	11.74%	$253,266	6.00%	$337,687	8.00%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	$403,322	9.54%	$190,157	4.50%		—N/A—
Ameris Bank	$495,615	11.74%	$189,949	4.50%	$274,371	6.50%
Tier I Capital to Average Assets:
Consolidated	$462,961	8.70%	$212,771	4.00%		—N/A—
Ameris Bank	$495,615	9.32%	$212,608	4.00%	$265,760	5.00%

As of December 31, 2014
Total Capital to Risk Weighted Assets
Consolidated	$373,310	13.42%	$222,557	8.00%		—N/A—
Ameris Bank	$414,356	14.90%	$222,528	8.00%	$278,160	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$352,153	12.66%	$111,279	4.00%		—N/A—
Ameris Bank	$393,199	14.14%	$111,264	4.00%	$166,896	6.00%
Tier I Capital to Average Assets:
Consolidated	$352,153	8.94%	$157,574	4.00%		—N/A—
Ameris Bank	$393,199	10.01%	$157,165	4.00%	$196,456	5.00%

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of earnings and comprehensive income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the IRLCs with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $3.5 million, $4.3 million and $1.7 million resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2015, 2014 and 2013, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking activity” in the Consolidated Statements of Earnings and Comprehensive Income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollars in Thousands)

Aggregate Fair Value of Mortgage Loans held for sale	$111,182	$94,759

Aggregate Unpaid Principal Balance	$107,652	$90,418

Past due loans of 90 days or more	$-	$-

Nonaccrual loans	$-	$-

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

Other Investments: FHLB and FRB stock is included in other investment securities at its original cost basis, as cost approximates fair value and there is no ready market for such investments. It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2015 and 2014:

	Fair Value Measurements on a Recurring Basis As of December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$14,890	$-	$14,890	$-
State, county and municipal securities	161,316	-	161,316	-
Corporate debt securities	6,017	-	3,019	2,998
Mortgage-backed securities	600,962	-	600,962	-
Mortgage loans held for sale	111,182	-	111,182	-
Mortgage banking derivative instruments	2,687	-	2,687	-
Total recurring assets at fair value	$897,054	$-	$894,056	$2,998

Derivative financial instruments	$1,439	$-	$1,439	$-
Mortgage banking derivative instruments	137	-	137	-
Total recurring liabilities at fair value	$1,576	$-	$1,576	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
U.S. government sponsored agencies	$14,678	$-	$14,678	$-
State, county and municipal securities	141,375	-	141,375	-
Corporate debt securities	11,040	-	8,540	2,500
Mortgage-backed securities	374,712	8,248	366,464	-
Mortgage loans held for sale	94,759	-	94,759	-
Mortgage banking derivative instruments	1,757	-	1,757	-
Total recurring assets at fair value	$638,321	$8,248	$627,573	$2,500

Derivative financial instruments	$1,315	$-	$1,315	$-
Mortgage banking derivative instruments	249	-	249	-
Total recurring liabilities at fair value	$1,564	$-	$1,564	$-

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2015 and 2014:

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$27,069	$-	$-	$27,069
Other real estate owned	10,456	-	-	10,456
Purchased, non-covered other real estate owned	14,333	-	-	14,333
Covered other real estate owned	5,011	-	-	5,011
Total nonrecurring assets at fair value	$56,869	$-	$-	$56,869

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Impaired loans carried at fair value	$30,479	$-	$-	$30,479
Purchased, non-covered other real estate owned	15,585	-	-	15,585
Covered other real estate owned	19,907	-	-	19,907
Total nonrecurring assets at fair value	$65,971	$-	$-	$65,971

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

For the years ended December 31, 2015 and 2014, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2015
Nonrecurring:
Impaired loans	$27,069	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	29%
Other Real Estate Owned	$10,456	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	10% - 90%	13%
Purchased non-covered real estate owned	$14,333	Third party appraisals	Collateral discounts and estimated costs to sell	10% -69%	19%
Covered real estate owned	$5,011	Third party appraisals	Collateral discounts and estimated costs to sell	0% - 74%	12%
Recurring:
Investment securities available for sale	$2,998	Discounted par values	Credit quality of underlying issuer	0%	0%
As of December 31, 2014
Nonrecurring:
Impaired loans	$30,479	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	20%
Purchased non-covered real estate owned	$15,585	Third party appraisals	Collateral discounts and estimated costs to sell	10% -96%	33%
Covered real estate owned	$19,907	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 90%	15%
Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$118,518	$118,518	$-	$-	$118,518
Federal funds sold and interest-bearing accounts	272,045	272,045	-		272,045
Loans, net	3,971,974	-	-	3,982,606	3,982,606
FDIC loss-share receivable	6,301	-	-	(944)	(944)
Accrued interest receivable	21,274	21,274	-	-	21,274

Financial liabilities:
Deposits	4,879,290	-	4,880,294	-	4,880,294
Securities sold under agreements to repurchase	63,585	63,585	-	-	36,585
Other borrowings	39,000	-	39,000	-	39,000
Accrued interest payable	1,054	1,054	-	-	1,054
Subordinated deferrable interest debentures	69,874	-	52,785	-	52,785

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$78,036	$78,036	$-	$-	$78,036
Federal funds sold and interest-bearing accounts	92,323	92,323	-		92,323
Loans, net	2,783,763	-	-	2,785,627	2,785,627
FDIC loss-share receivable	31,351	-	-	18,764	18,764
Accrued interest receivable	17,023	17,023	-	-	17,023

Financial liabilities:
Deposits	3,431,149	-	3,432,059	-	3,432,059
Securities sold under agreements to repurchase	73,310	73,310	-	-	73,310
Other borrowings	78,881	-	78,881	-	78,881
Accrued interest payable	1,382	1,382	-	-	1,382
Subordinated deferrable interest debentures	65,325	-	46,564	-	46,564

NOTE 23. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in net gains on sales of securities in the Consolidated Statements of Income. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of December 31, 2015 and 2014.

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$508	$5,590	$6,098
Reclassification for gains included in net income	-	(89)	(89)
Current year changes	(356)	(2,300)	(2,656)
Balance, December 31, 2015	$152	$3,201	$3,353

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$1,397	$(1,691)	$(294)
Reclassification for gains included in net income	-	(90)	(90)
Current year changes	(889)	7,371	6,482
Balance, December 31, 2014	$508	$5,590	$6,098

NOTE 24. SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$174,162	$8,821	$4,137	$3,273	$190,393
Interest expense	14,385	-	-	471	14,856
Net interest income	159,777	8,821	4,137	2,802	175,537
Provision for loan losses	4,847	417	-	-	5,264
Noninterest income	44,251	34,498	1,364	5,473	85,586
Noninterest expense
Salaries and employee benefits	68,183	22,112	519	3,189	94,003
Equipment and occupancy expenses	19,320	1,674	7	194	21,195
Data processing and telecommunications expenses	18,681	1,065	95	8	19,849
Other expenses	59,636	3,787	123	522	64,068
Total noninterest expense	165,820	28,638	744	3,913	199,115
Income before income tax expense	33,361	14,264	4,757	4,362	56,744
Income tax expense	7,713	4,992	1,665	1,527	15,897
Net income	25,648	9,272	3,092	2,835	40,847
Less preferred stock dividends	-	-	-	-	-
Net income available to common shareholders	$25,648	$9,272	$3,092	$2,835	$40,847
Total assets	$5,166,045	$246,730	$101,893	$74,272	$5,588,940
Other intangible assets, net	$17,058	$-	$-	$-	$17,058
Goodwill	$90,082	$-	$-	$-	$90,082

	Year Ended December 31, 2014
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$154,898	$5,344	$2,016	$2,308	$164,566
Interest expense	14,438	-	-	242	14,680
Net interest income	140,460	5,344	2,016	2,066	149,886
Provision for loan losses	4,822	826	-	-	5,648
Noninterest income	32,337	24,959	655	4,885	62,836
Noninterest expense
Salaries and employee benefits	55,101	15,918	255	2,604	73,878
Equipment and occupancy expenses	16,097	1,342	1	81	17,521
Data processing and telecommunications expenses	14,436	1,043	54	18	15,551
Other expenses	39,175	3,603	392	749	43,919
Total noninterest expense	124,809	21,906	702	3,452	150,869
Income before income tax expense	43,166	7,571	1,969	3,499	56,205
Income tax expense	12,918	2,650	689	1,225	17,482
Net income	30,248	4,921	1,280	2,274	38,723
Less preferred stock dividends	286	-	-	-	286
Net income available to common shareholders	$29,962	$4,921	$1,280	$2,274	$38,437
Total assets	$3,751,503	$164,588	$58,502	$62,484	$4,037,077
Other intangible assets, net	$8,221	$-	$-	$-	$8,221
Goodwill	$63,547	$-	$-	$-	$63,547

	Year Ended December 31, 2013
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$120,522	$3,162	$721	$1,917	$126,322
Interest expense	9,940	-	-	197	10,137
Net interest income	110,582	3,162	721	1,720	116,185
Provision for loan losses	11,486	-	-	-	11,486
Noninterest income	25,282	18,967	163	2,137	46,549
Noninterest expense
Salaries and employee benefits	43,524	12,341	174	631	56,670
Equipment and occupancy expenses	11,599	625	6	56	12,286
Data processing and telecommunications expenses	10,957	534	39	9	11,539
Other expenses	36,850	4,258	128	214	41,450
Total noninterest expense	102,930	17,758	347	910	121,945
Income before income tax expense	21,448	4,371	537	2,947	29,303
Income tax expense	6,536	1,530	188	1,031	9,285
Net income	14,912	2,841	349	1,916	20,018
Less preferred stock dividends	1,738	-	-	-	1,738
Net income available to common shareholders	$13,174	$2,841	$349	$1,916	$18,280
Total assets	$3,506,954	$108,198	$14,229	$38,268	$3,667,649
Other intangible assets, net	$6,009	$-	$-	$-	$6,009
Goodwill	$35,049	$-	$-	$-	$35,049

NOTE 25. QUARTERLY FINANCIAL DATA (unaudited)

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

	Quarters Ended December 31, 2015
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$52,601	$51,195	$44,229	$42,368
Interest expense	3,983	3,796	3,541	3,536
Net interest income	48,618	47,399	40,688	38,832
Provision for loan losses	553	986	2,656	1,069
Net interest income after provision for loan losses	48,065	46,413	38,032	37,763
Noninterest income	22,407	24,978	20,626	17,575
Noninterest expense	51,221	47,950	51,152	40,812
Acquisition related expenses	1,807	446	5,712	15
Income before income taxes	17,444	22,995	1,794	14,511
Income tax	3,296	7,368	486	4,747
Net income	14,148	15,627	1,308	9,764
Preferred stock dividends	-	-	-	-
Net income available to common stockholders	$14,148	$15,627	$1,308	$9,764

Per Share Data:
Net income – basic	0.44	0.49	0.04	0.32
Net income – diluted	0.43	0.48	0.04	0.32
Common Dividends (Cash)	0.05	0.05	0.05	0.05
Common Dividends (Stock)	-	-	-	-

	Quarters Ended December 31, 2014
	4	3	2	1
	(Dollars in Thousands, Except Per Share Data)
Selected Income Statement Data:
Interest income	$44,900	$43,186	$38,607	$37,873
Interest expense	3,894	4,054	3,343	3,389
Net interest income	41,006	39,132	35,264	34,484
Provision for loan losses	888	1,669	1,365	1,726
Net interest income after provision for loan losses	40,118	37,463	33,899	32,758
Noninterest income	16,362	17,901	15,819	12,754
Noninterest expense	41,666	38,028	34,446	32,789
Acquisition related expenses	67	551	2,872	450
Income before income taxes	14,747	16,785	12,400	12,273
Income tax	4,167	5,122	4,270	3,923
Net income	10,580	11,663	8,130	8,350
Preferred stock dividends	-	-	-	286
Net income available to common stockholders	$10,580	$11,663	$8,130	$8,064

Per Share Data:
Net income – basic	0.40	0.44	0.32	0.32
Net income – diluted	0.39	0.43	0.32	0.32
Common Dividends (Cash)	0.05	0.05	0.05	-
Common Dividends (Stock)	-	-	-	-

NOTE 26. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(Dollars in Thousands)

	2015	2014

Assets
Cash and due from banks	$5,847	$868
Investment in subsidiaries	617,134	470,557
Other assets	6,717	6,552
Total assets	$629,698	$477,977

Liabilities
Other liabilities	$6,065	$7,624
Other borrowings	39,000	39,000
Subordinated deferrable interest debentures	69,874	65,325
Total liabilities	114,939	111,949

Stockholders’ equity	514,759	366,028

Total liabilities and stockholders’ equity	$629,698	$477,977

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in Thousands)

	2015	2014	2013
Income
Dividends from subsidiaries	$10,000	$29,000	$2,200
Other income	59	235	26
Total income	10,059	29,235	2,226

Expense
Interest	4,813	4,558	1,527
Other expense	1,521	2,253	1,133
Total expense	6,334	6,811	2,660

Earnings (loss) before income tax benefit and dividends received in excess of earnings of subsidiaries and equity in undistributed income (loss) of subsidiaries	3,725	22,424	(434)

Income tax benefit	2,382	2,468	921
Earnings (loss) before dividends received in excess of earnings of subsidiaries and equity in undistributed income of subsidiaries	6,107	24,892	487

Equity in undistributed income of subsidiaries	34,740	13,831	19,531

Net income	40,847	38,723	20,018

Preferred stock dividend	-	286	1,738

Net income available to common shareholders	$40,847	$38,437	$18,280

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in Thousands)

	2015	2014	2013
OPERATING ACTIVITIES
Net income	$40,847	$38,723	$20,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,485	2,058	1,041
Undistributed earnings of subsidiaries	(34,740)	(13,831)	(19,531)
(Increase) decrease in interest payable	20	(214)	(5,300)
Decrease in tax receivable	(2,656)	(256)	(813)
Provision for deferred taxes	188	(426)	39
Other operating activities	866	(1,558)	(2,686)
Total adjustments	(34,837)	(14,227)	(27,250)

Net cash provided by (used in) operating activities	6,010	24,496	(7,232)

INVESTING ACTIVITIES
Investment in subsidiary	(60,000)	-	-
Net cash proceeds received from (paid for) acquisitions	(49,940)	144	249
Net cash provided by investing activities	(109,940)	144	249

FINANCING ACTIVITIES
Issuance of common stock	114,889	-	-
Purchase of treasury shares	(732)	(474)	(116)
Dividends paid preferred stock	-	(286)	(1,400)
Dividends paid common stock	(6,439)	(4,016)	-
Proceeds from other borrowings	-	14,000	10,000
Repayment of other borrowings	-	(9,005)	-
Repurchase of preferred stock	-	(28,000)	-
Proceeds from exercise of stock options	1,191	459	410

Net cash provided by (used in) financing activities	108,909	(27,322)	8,894

Net change in cash and due from banks	4,979	(2,682)	1,911
Cash and due from banks at beginning of year	868	3,550	1,639

Cash and due from banks at end of year	$5,847	$868	$3,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$4,793	$4,772	$1,523
Cash paid during the year for income taxes	$-	$-	$-

