Form 10-Q
period 2016-03-31
Ameris Bancorp
filed 2016-05-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There were 34,831,329 shares of Common Stock outstanding as of April 30, 2016.

AMERIS BANCORP

Item 1.	Financial Statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$146,863	$118,518	$80,142
Federal funds sold and interest-bearing accounts	107,373	272,045	126,157
Investment securities available for sale, at fair value	837,103	783,185	610,330
Other investments	12,802	9,323	8,636
Mortgage loans held for sale, at fair value	97,439	111,182	73,796

Loans, net of unearned income	2,528,007	2,406,877	1,999,420
Purchased loans not covered by FDIC loss-share agreements (“purchased non-covered loans”)	1,129,919	771,554	643,092
Purchased loan pools not covered by FDIC loss-share agreements (“purchased loan pools”)	656,734	592,963	-
Purchased loans covered by FDIC loss-share agreements (“covered loans”)	130,279	137,529	245,745
Less: allowance for loan losses	(21,482)	(21,062)	(21,852)
Loans, net	4,423,457	3,887,861	2,866,405

Other real estate owned, net	14,967	16,147	32,339
Purchased, non-covered other real estate owned, net	15,048	14,333	13,818
Covered other real estate owned, net	3,764	5,011	16,089
Total other real estate owned, net	33,779	35,491	62,246

Premises and equipment, net	124,747	121,639	98,292
FDIC loss-share receivable, net	1,197	6,301	23,312
Other intangible assets, net	21,892	17,058	7,591
Goodwill	121,512	90,082	63,547
Cash value of bank owned life insurance	76,676	64,251	59,212
Other assets	92,931	72,004	73,238
Total assets	$6,097,771	$5,588,940	$4,152,904

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,529,037	$1,329,857	$967,015
Interest-bearing	3,701,750	3,549,433	2,513,216
Total deposits	5,230,787	4,879,290	3,480,231
Securities sold under agreements to repurchase	43,741	63,585	55,520
Other borrowings	110,531	39,000	43,851
Other liabilities	28,647	22,432	17,952
Subordinated deferrable interest debentures	83,237	69,874	65,567
Total liabilities	5,496,943	5,074,181	3,663,121

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-	-
Common stock, par value $1; 100,000,000 shares authorized; 36,272,185; 33,625,162 and 33,592,585 shares issued	36,272	33,625	33,593
Capital surplus	407,726	337,349	335,578
Retained earnings	163,395	152,820	126,566
Accumulated other comprehensive income	6,411	3,353	6,353
Treasury stock, at cost, 1,434,731; 1,413,777 and 1,410,442 shares	(12,976)	(12,388)	(12,307)
Total stockholders’ equity	600,828	514,759	489,783
Total liabilities and stockholders’ equity	$6,097,771	$5,588,940	$4,152,904

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income
Interest and fees on loans	$49,191	$38,618
Interest on taxable securities	4,583	3,153
Interest on nontaxable securities	446	469
Interest on deposits in other banks and federal funds sold	336	128
Total interest income	54,559	42,368

Interest expense
Interest on deposits	2,741	2,280
Interest on other borrowings	1,382	1,256
Total interest expense	4,123	3,536

Net interest income	50,436	38,832
Provision for loan losses	681	1,069
Net interest income after provision for loan losses	49,755	37,763

Noninterest income
Service charges on deposit accounts	9,915	6,429
Mortgage banking activity	10,211	8,083
Other service charges, commissions and fees	1,111	668
Gain on sale of securities	94	12
Other noninterest income	2,955	2,383
Total noninterest income	24,286	17,575

Noninterest expense
Salaries and employee benefits	26,187	20,632
Occupancy and equipment expense	5,700	4,554
Advertising and marketing expense	805	641
Amortization of intangible assets	1,020	630
Data processing and communications costs	6,113	4,260
Credit resolution related expenses	1,799	3,161
Merger and conversion charges	6,359	15
Other noninterest expenses	7,617	6,934
Total noninterest expense	55,600	40,827
Income before income tax expense	18,441	14,511
Income tax expense	6,124	4,747
Net income	12,317	9,764

Other comprehensive income
Unrealized holding gains arising during period on investment securities available for sale, net of tax of $2,011 and $350	3,734	650
Reclassification adjustment for gains included in earnings, net of tax of $33 and $4	(61)	(8)
Unrealized loss on cash flow hedges arising during period, net of tax of $331 and $208	(615)	(387)
Other comprehensive income	3,058	255
Total comprehensive income	15,375	10,019
Basic earnings per common share	$0.38	$0.32
Diluted earnings per common share	$0.37	$0.32
Dividends declared per common share	$0.05	$0.05
Weighted average common shares outstanding
Basic	32,752	30,443
Diluted	33,054	30,796

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	-	$-	-	$-
Balance at end of period	-	$-	-	$-

COMMON STOCK
Balance at beginning of period	33,625,162	$33,625	28,159,027	$28,159
Issuance of common shares	2,549,469	2,549	5,320,000	5,320
Issuance of restricted shares	96,749	97	71,000	71
Cancellation of restricted shares	(3,000)	(3)	-	-
Proceeds from exercise of stock options	3,805	4	42,558	43
Balance at end of period	36,272,185	$36,272	33,592,585	$33,593

CAPITAL SURPLUS
Balance at beginning of period		$337,349		$225,015
Stock-based compensation		492		380
Issuance of common shares, net of issuance costs of $0 and $4,811		69,906		109,569
Issuance of restricted shares		(97)		(71)
Cancellation of restricted shares		3		-
Proceeds from exercise of stock options		73		685
Balance at end of period		$407,726		$335,578

RETAINED EARNINGS
Balance at beginning of period		$152,820		$118,412
Net income		12,317		9,764
Dividends on common shares		(1,742)		(1,610)
Balance at end of period		$163,395		$126,566

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$3,353		$6,098
Other comprehensive income during the period		3,058		255
Balance at end of period		$6,411		$6,353

TREASURY STOCK
Balance at beginning of period	(1,413,777)	$(12,388)	(1,385,164)	$(11,656)
Purchase of treasury shares	(20,954)	(588)	(25,278)	(651)
Balance at end of period	(1,434,731)	$(12,976)	(1,410,442)	$(12,307)
TOTAL STOCKHOLDERS’ EQUITY		$600,828		$489,783

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$12,317	$9,764
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	2,723	1,938
Amortization of intangible assets	1,020	630
Net amortization of investment securities available for sale	1,441	1,158
Net gains on securities available for sale	(94)	(12)
Stock based compensation expense	492	380
Net (gains) losses on sale or disposal of premises and equipment	(77)	89
Net write-downs and losses on sale of other real estate owned	1,498	1,834
Provision for loan losses	681	1,069
Accretion of discount on covered loans	(1,487)	(4,466)
Accretion of discount on purchased non-covered loans	(2,647)	(3,111)
Changes in FDIC loss-share receivable, net of cash payments received	1,805	3,899
Increase in cash surrender value of BOLI	(357)	(345)
Originations of mortgage loans held for sale	(266,587)	(186,332)
Proceeds from sales of mortgage loans held for sale	280,022	204,173
Net gains on sale of mortgage loans held for sale	(11,405)	(8,619)
Originations of SBA loans	(17,134)	(17,185)
Proceeds from sales of SBA loans	13,300	8,163
Net gains on sale of SBA loans	(1,086)	(909)
Change attributable to other operating activities	(946)	170
Net cash provided by operating activities	13,479	12,288

Cash flows from investing activities:
Purchase of securities available for sale	(56,168)	(89,811)
Proceeds from maturities of securities available for sale	24,666	16,022
Proceeds from sales of securities available for sale	41,564	5,118
Decrease in other investments, net	(1,274)	1,639
Net increase in loans, excluding purchased non-covered and covered loans	(94,916)	(90,716)
Purchases of loan pools	(90,369)	-
Payments received on purchased non-covered loans	43,807	32,920
Payments received on purchased loan pools	26,598	-
Payments received on covered loans	8,218	25,958
Purchases of premises and equipment	(3,694)	(2,999)
Proceeds from sales of premises and equipment	131	173
Proceeds from sales of other real estate owned	4,497	9,340
Payments received from FDIC under loss-share agreements	3,299	6,390
Net cash proceeds received (paid) from acquisitions	(7,205)	-
Net cash used in investing activities	(100,846)	(85,966)

Cash flows from financing activities:
Net increase (decrease) in deposits	(49,863)	49,082
Net decrease in securities sold under agreements to repurchase	(19,844)	(17,790)
Proceeds from other borrowings	23,000	-
Repayment of other borrowings	-	(35,030)
Dividends paid – common stock	(1,742)	(1,610)
Purchase of treasury shares	(588)	(651)
Issuance of common stock	-	114,889
Proceeds from exercise of stock options	77	728

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) financing activities	(48,960)	109,618

Net increase (decrease) in cash and cash equivalents	(136,327)	35,940
Cash and cash equivalents at beginning of period	390,563	170,359
Cash and cash equivalents at end of period	$254,236	$206,299

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Cash paid during the period for:
Interest	$4,059	$3,741
Income taxes	$804	$215
Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$1,044	$2,444
Purchased non-covered loans transferred to other real estate owned	$1,243	$1,094
Covered loans transferred to other real estate owned	$158	$1,230
Loans provided for the sales of other real estate owned	$585	$1,573
Change in unrealized gain on securities available for sale	$3,673	$642
Change in unrealized loss on cash flow hedge (interest rate swap)	$(615)	$(387)
Issuance of common stock in acquisitions	$72,456	$-

See notes to unaudited consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2016, the Bank operated 103 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Newly Issued Accounting Pronouncements

ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing standards for lease accounting effectively requiring most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard must be adopted using a modified retrospective transition with a cumulative-effect adjustment to equity as of the beginning of the period in which it is adopted. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

ASU 2015-16 – Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company has early adopted the provisions of this amendment, and the adoption did not have a material impact on the Company's consolidated financial statements.

ASU 2015-03 – Interest – Imputation of Interest (“ASU 2015-03”). ASU 2015-03 simplifies presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. It should be applied on a retrospective basis. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

ASU 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. ASU 2015-02 is effective for annual and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted, including adoption in an interim period. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

ASU 2015-01- Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items by no longer allowing companies to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item. ASU 2015-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

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

NOTE 2 – BUSINESS COMBINATIONS

Jacksonville Bancorp, Inc.

On March 11, 2016, the Company completed its acquisition of Jacksonville Bancorp, Inc. (“JAXB”), a bank holding company headquartered in Jacksonville, Florida.  Upon consummation of the acquisition, JAXB was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, JAXB’s wholly owned banking subsidiary, The Jacksonville Bank (“Jacksonville Bank”), was also merged with and into the Bank. The acquisition expanded the Company’s existing market presence, as Jacksonville Bank had a total of eight full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida. Under the terms of the merger, JAXB’s common shareholders received 0.5861 shares of Ameris common stock or $16.50 in cash for each share of JAXB common stock or nonvoting common stock they previously held, subject to the total consideration being allocated 75% stock and 25% cash. As a result, the Company issued 2,549,469 common shares at a fair value of $72.5 million and paid $23.9 million in cash to former shareholders of JAXB.

The acquisition of JAXB was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. In addition, management assessed and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Management continues to evaluate fair value adjustments related to loans, other real estate owned, premises, intangibles and deferred tax assets.

The following table presents the assets acquired and liabilities of JAXB assumed as of March 11, 2016 and their initial fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by JAXB	Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$9,704	$-		$9,704
Federal funds sold and interest-bearing balances	7,027	-		7,027
Investment securities	60,836	(942	)(a)	59,894
Other investments	2,458	-		2,458
Loans	416,831	(15,746	)(b)	401,085
Less allowance for loan losses	(12,613)	12,613	(c)	-
Loans, net	404,218	(3,133)		401,085
Other real estate owned	2,873	(1,035	)(d)	1,838
Premises and equipment	4,798	-		4,798
Intangible assets	288	5,566	(e)	5,854
Other assets	14,141	23,266	(f)	37,407
Total assets	$506,343	$23,722		$530,065
Liabilities
Deposits:
Noninterest-bearing	$123,399	$-		$123,399
Interest-bearing	277,539	421	(g)	277,960
Total deposits	400,938	421		401,359
Other borrowings	48,350	84	(h)	48,434
Other liabilities	2,354	-		2,354
Subordinated deferrable interest debentures	16,294	(3,393	)(i)	12,901
Total liabilities	467,936	(2,888)		465,048
Net identifiable assets acquired over (under) liabilities assumed	38,407	26,610		65,017
Goodwill	-	31,375		31,375
Net assets acquired over (under) liabilities assumed	$38,407	$57,985		$96,392
Consideration:
Ameris Bancorp common shares issued	2,549,469
Purchase price per share of the Company's common stock	$28.42
Company common stock issued	72,456
Cash exchanged for shares	23,936
Fair value of total consideration transferred	$96,392

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, net of the reversal of JAXB remaining fair value adjustments from their prior acquisitions.

(c)	Adjustment reflects the elimination of JAXB’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio, which is based largely on contracted sale prices.

(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(f)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes and the reversal of JAXB valuation allowance established on their deferred tax assets.

(g)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the liability for other borrowings.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date, net of the reversal of JAXB remaining fair value adjustments from their prior acquisitions.

Goodwill of $31.4 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the JAXB acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $401.1 million of loans at fair value, net of $15.7 million, or 3.78%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $28.3 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payment, management’s estimate of expected total cash payments and fair value of the loans as of acquisition date for purchased credit impaired loans. Contractually required principal and interest payment have been adjusted for estimated prepayments.

Contractually required principal and interest	$42,314
Non-accretable difference	(7,877)
Cash flows expected to be collected	34,437
Accretable yield	(6,182)
Total purchased credit-impaired loans acquired	$28,255

The following table presents the acquired loan data for the JAXB acquisition.

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
	(Dollars in Thousands)
Acquired receivables subject to ASC 310-30	$28,255	$42,314	$7,877
Acquired receivables not subject to ASC 310-30	$372,830	$488,346	$-

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

The following table presents the assets acquired and liabilities assumed as of June 12, 2015 and their fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by Bank of America	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$630,220	$-		$-		$630,220
Loans	4,363	-		(364	)(d)	3,999
Premises and equipment	10,348	1,060	(a)	(755	)(e)	10,653
Intangible assets	-	7,651	(b)	985	(f)	8,636
Other assets	126			-		126
Total assets	$645,057	$8,711		$(134)		$653,634
Liabilities
Deposits:
Noninterest-bearing	$149,854	$-		$-		$149,854
Interest-bearing	495,110	(215	)(c)	-		494,895
Total deposits	644,964	(215)		-		644,749
Other liabilities	93	-		-		93
Total liabilities	645,057	(215)		-		644,842
Net identifiable assets acquired over (under) liabilities assumed	-	8,926		(134)		8,792
Goodwill	-	11,076		134		11,210
Net assets acquired over (under) liabilities assumed	$-	$20,002		$-		$20,002
Consideration:
Cash paid as deposit premium	$20,002
Fair value of total consideration transferred	$20,002

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the premises and equipment as of the acquisition date.

(b)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(c)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

(d)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(e)	Adjustment reflects additional recording of fair value adjustment of the premises and equipment.

(f)	Adjustment reflects additional recording of core deposit intangible on the acquired core deposit accounts.

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

The acquisition of Merchants was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third and fourth quarters of 2015, management revised its initial estimates regarding the valuation of investment securities, core deposit intangible and other assets acquired. In addition, management continued its assessment and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Management continues to evaluate fair value adjustments related to loans and premises acquired.

The following table presents the assets acquired and liabilities of Merchants assumed as of May 22, 2015 and their fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by Merchants	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$7,527	$-		$-		$7,527
Federal funds sold and interest-bearing balances	106,188	-		-		106,188
Investment securities	164,421	(553	)(a)	(639	)(j)	163,229
Other investments	872	-		(253	)(k)	619
Loans	199,955	(8,500	)(b)	-		191,455
Less allowance for loan losses	(3,354)	3,354	(c)	-		-
Loans, net	196,601	(5,146)		-		191,455
Other real estate owned	4,082	(1,115	)(d)	-		2,967
Premises and equipment	14,614	(3,680	)(e)	-		10,934
Intangible assets	-	4,577	(f)	(634	)(l)	3,943
Other assets	2,333	2,335	(g)	(1,109	)(m)	3,559
Total assets	$496,638	$(3,582)		$(2,635)		$490,421
Liabilities
Deposits:
Noninterest-bearing	$121,708	$-		$-		$121,708
Interest-bearing	286,112	-		41,588	(n)	327,700
Total deposits	407,820	-		-		449,408
Federal funds purchased and securities sold under agreements to repurchase	41,588	-		(41,588	)(n)	-
Other liabilities	2,151	81	(h)	-		2,232
Subordinated deferrable interest debentures	6,186	(2,680	)(i)	-		3,506
Total liabilities	457,745	(2,599)		-		455,146
Net identifiable assets acquired over (under) liabilities assumed	38,893	(983)		(2,635)		35,275
Goodwill	-	12,090		2,635		14,725
Net assets acquired over (under) liabilities assumed	$38,893	$11,107		$-		$50,000
Consideration:
Cash exchanged for shares	$50,000
Fair value of total consideration transferred	$50,000

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Merchants’ allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired premises.

(f)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(g)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of interest rate swap liabilities.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(j)	Adjustment reflects the additional fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(k)	Adjustment reflects the fair value adjustments of other investments as of the acquisition date.

(l)	Adjustment reflects adjustment to the core deposit intangible on the acquired core deposit accounts.

(m)	Adjustment reflects the additional deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(n)	Subsequent to acquisition, the acquired securities sold under agreements to repurchase were converted to deposit accounts and are no longer reported as securities sold under agreements to repurchase on the Consolidated Balance Sheet as of December 31, 2015.

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

The results of operations of JAXB and Merchants subsequent to the respective acquisition dates are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2015, unadjusted for potential cost savings (in thousands).

	Three Months Ended March 31,
	2016	2015

Net interest income and noninterest income	$78,798	$64,931
Net income	$13,052	$12,195
Income per common share available to common stockholders – basic	$0.38	$0.37
Income per common share available to common stockholders – diluted	$0.37	$0.37
Average number of shares outstanding, basic	34,741	32,992
Average number of shares outstanding, diluted	35,043	33,345

A rollforward of purchased non-covered loans for the three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015 is shown below:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Balance, January 1	$771,554	$674,239	$674,239
Charge-offs, net of recoveries	(317)	(991)	(244)
Additions due to acquisitions	401,085	195,818	-
Accretion	2,647	10,590	3,111
Transfers to purchased non-covered other real estate owned	(1,243)	(4,473)	(1,094)
Transfer from covered loans due to loss-share expiration	-	50,568	-
Payments received	(43,807)	(154,666)	(32,920)
Other	-	469	-
Ending balance	$1,129,919	$771,554	$643,092

The following is a summary of changes in the accretable discounts of purchased non-covered loans during the three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Balance, January 1	$24,785	$25,716	$25,716
Additions due to acquisitions	9,991	5,788	-
Accretion	(2,647)	(10,590)	(3,111)
Transfer from covered loans due to loss-share expiration	-	1,665	-
Accretable discounts removed due to charge-offs	(11)	(1,768)	(1,380)
Transfers between non-accretable and accretable discounts, net	353	3,974	(996)
Ending balance	$32,471	$24,785	$20,229

NOTE 3 – INVESTMENT SECURITIES

The Company’s investment policy blends the Company’s liquidity needs and interest rate risk management with its desire to increase income and provide funds for expected growth in loans. The investment securities portfolio consists primarily of U.S. government-sponsored mortgage-backed securities and agencies, state, county and municipal securities and corporate debt securities. The Company’s portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited. For the small portion of the Company’s portfolio found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2016, December 31, 2015 and March 31, 2015 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2016:
U.S. government agencies	$7,592	$45	$(9)	$7,628
State, county and municipal securities	152,764	4,894	(125)	157,533
Corporate debt securities	8,407	139	(24)	8,522
Mortgage-backed securities	657,764	7,042	(1,386)	663,420
Total debt securities	$826,527	$12,120	$(1,544)	$837,103

December 31, 2015:
U.S. government agencies	$14,959	$-	$(69)	$14,890
State, county and municipal securities	157,681	4,046	(411)	161,316
Corporate debt securities	5,900	145	(28)	6,017
Mortgage-backed securities	599,721	3,945	(2,704)	600,962
Total debt securities	$778,261	$8,136	$(3,212)	$783,185

March 31, 2015:
U.S. government agencies	$14,954	$72	$(42)	$14,984
State, county and municipal securities	154,499	4,800	(235)	159,064
Corporate debt securities	10,794	193	(52)	10,935
Mortgage-backed securities	420,497	6,185	(1,335)	425,347
Total debt securities	$600,744	$11,250	$(1,664)	$610,330

The amortized cost and fair value of available-for-sale securities at March 31, 2016 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are shown separately in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$4,028	$4,060
Due from one year to five years	52,090	53,677
Due from five to ten years	51,887	53,967
Due after ten years	60,758	61,979
Mortgage-backed securities	657,764	663,420
	$826,527	$837,103

Securities with a carrying value of approximately $493.0 million serve as collateral to secure public deposits and for other purposes required or permitted by law at March 31, 2016, compared with $551.0 million and $426.6 million at December 31, 2015 and March 31, 2015, respectively.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of the continuous unrealized loss position at March 31, 2016, December 31, 2015 and March 31, 2015.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2016:
U.S. government agencies	$4,991	$(9)	$-	$-	$4,991	$(9)
State, county and municipal securities	5,845	(96)	1,639	(29)	7,484	(125)
Corporate debt securities	883	(24)	-	-	883	(24)
Mortgage-backed securities	142,687	(975)	24,762	(411)	167,449	(1,386)
Total debt securities	$154,406	$(1,104)	$26,401	$(440)	$180,807	$(1,544)

December 31, 2015:
U.S. government agencies	$9,932	$(27)	$4,958	$(42)	$14,890	$(69)
State, county and municipal securities	19,293	(199)	11,557	(212)	30,850	(411)
Corporate debt securities	1,383	(28)	-	-	1,383	(28)
Mortgage-backed securities	263,281	(1,950)	29,950	(754)	293,231	(2,704)
Total debt securities	$293,889	$(2,204)	$46,465	$(1,008)	$340,354	$(3,212)

March 31, 2015:
U.S. government agencies	$-	$-	$4,958	$(42)	$4,958	$(42)
State, county and municipal securities	4,675	(34)	10,579	(201)	15,254	(235)
Corporate debt securities	5,007	(52)	-	-	5,007	(52)
Mortgage-backed securities	46,361	(378)	31,483	(957)	77,844	(1,335)
Total debt securities	$56,043	$(464)	$47,020	$(1,200)	$103,063	$(1,664)

As of March 31, 2016, the Company’s security portfolio consisted of 406 securities, 55 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and state, county and municipal securities, as discussed below.

At March 31, 2016, the Company held 46 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

At March 31, 2016, the Company held six state, county and municipal securities, one U.S. government-sponsored agency security, and two corporate securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016. During the first three months of 2016 and 2015, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at March 31, 2016, December 31, 2015 or March 31, 2015.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2016, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2016, these investments are not considered impaired on an other-than-temporary basis.

At March 31, 2016, December 31, 2015 and March 31, 2015, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the three months ended March 31, 2016, year ended December 31, 2015 and three months ended March 31, 2015:

	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in Thousands)
Gross gains on sales of securities	$312	$396	$31
Gross losses on sales of securities	(218)	(259)	(19)
Net realized gains on sales of securities available for sale	$94	$137	$12
Sales proceeds	$41,564	$72,528	$5,118

NOTE 4 - LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank also purchased loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. The Bank concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

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

Commercial, financial and agricultural loans include both secured and unsecured loans for working capital, expansion, crop production, and other business purposes, including SBA guaranteed loans. Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Bank evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial, financial and agricultural loans.

Real estate loans include construction and development loans, commercial and farmland loans and residential loans. Construction and development loans include loans for the development of residential neighborhoods, one-to-four family home residential construction loans to builders and consumers, and commercial real estate construction loans, primarily for owner-occupied properties. The Company limits its construction lending risk through adherence to established underwriting procedures. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. Residential loans represent permanent mortgage financing and are secured by residential properties located within the Bank's market areas, along with warehouse lines of credit secured by residential mortgages.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loan categories are presented in the following table:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural	$434,073	$449,623	$334,917
Real estate – construction and development	264,820	244,693	178,568
Real estate – commercial and farmland	1,154,887	1,104,991	947,274
Real estate – residential	629,138	570,430	496,043
Consumer installment	31,901	31,125	29,113
Other	13,188	6,015	13,505
	$2,528,007	$2,406,877	$1,999,420

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered, or are no longer covered, by a loss-sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”). Purchased non-covered loans totaling $1.13 billion, $771.6 million and $643.1 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, are not included in the above schedule.

Purchased non-covered loans are shown below according to major loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural	$111,537	$45,462	$36,258
Real estate – construction and development	103,753	72,080	53,668
Real estate – commercial and farmland	598,935	390,755	291,760
Real estate – residential	309,770	258,153	257,216
Consumer installment	5,924	5,104	4,190
	$1,129,919	$771,554	$643,092

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of March 31, 2016, purchased loan pools totaled $656.7 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $644.3 million and $12.4 million of remaining purchase premium paid at acquisition. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of purchase premium paid at acquisition. The Company did not have any purchased loan pools at March 31, 2015. At March 31, 2016 and December 31, 2015, all loans included in the purchased loan pools were performing current loans, all risk-rated grade 20. At March 31, 2016 and December 31, 2015, the Company had allocated $1.3 million and $581,000, respectively, of allowance for loan losses for the purchased loan pools. As part of the due diligence process prior to purchasing an individual mortgage pool, a complete re-underwrite of the individual loan files was conducted. The underwriting process included a review of all income, asset, credit and property related documentation that was used to originate the loan. Underwriters utilized the originating lender’s program guidelines, as well as general prudent mortgage lending standards, to assess each individual loan file.  Additional research was conducted to assess the real estate market conditions and market expectations in the geographic areas where a collateral concentration existed. As part of this review, an automated valuation model was employed to provide current collateral valuations and to support individual loan-to-value ratios.  Additionally, a sample of site inspections was completed to provide further assurance.  The results of the due diligence review were evaluated by officers of the Company in order to determine overall conformance to the Bank’s credit and lending policies.

Covered loans are defined as loans that were acquired in FDIC-assisted transactions and are still covered by a loss-sharing agreement with the FDIC. Covered loans totaling $130.3 million, $137.5 million and $245.7 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, are not included in the above schedules.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural	$4,739	$5,546	$20,905
Real estate – construction and development	7,205	7,612	19,519
Real estate – commercial and farmland	67,055	71,226	130,290
Real estate – residential	51,176	53,038	74,847
Consumer installment	104	107	184
	$130,279	$137,529	$245,745

Nonaccrual and Past-Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as nonaccrual is subsequently applied to principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Past-due loans are loans whose principal or interest is past due 30 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural	$1,266	$1,302	$1,015
Real estate – construction and development	1,776	1,812	3,286
Real estate – commercial and farmland	7,067	7,019	7,893
Real estate – residential	5,191	6,278	8,246
Consumer installment	400	449	401
	$15,700	$16,860	$20,841

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural	$660	$1,064	$198
Real estate – construction and development	1,620	1,106	785
Real estate – commercial and farmland	10,895	4,920	9,096
Real estate – residential	5,925	6,168	7,202
Consumer installment	87	72	27
	$19,187	$13,330	$17,308

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural	$2,799	$2,803	$8,404
Real estate – construction and development	1,537	1,701	6,262
Real estate – commercial and farmland	5,265	5,034	17,000
Real estate – residential	3,694	3,663	6,606
Consumer installment	36	37	87
	$13,331	$13,238	$38,359

The following table presents an analysis of past due loans, excluding purchased non-covered and covered loans, as of March 31, 2016, December 31, 2015 and March 31, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2016:
Commercial, financial & agricultural	$1,161	$633	$870	$2,664	$431,409	$434,073	$-
Real estate – construction & development	793	709	1,476	2,978	261,842	264,820	-
Real estate – commercial & farmland	1,015	539	6,955	8,509	1,146,378	1,154,887	-
Real estate – residential	6,078	1,084	4,176	11,338	617,800	629,138	-
Consumer installment loans	399	92	291	782	31,119	31,901	-
Other	-	-	-	-	13,188	13,188	-
Total	$9,446	$3,057	$13,768	$26,271	$2,501,736	$2,528,007	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2015:
Commercial, financial & agricultural	$568	$271	$835	$1,674	$447,949	$449,623	$-
Real estate – construction & development	1,413	261	1,739	3,413	241,280	244,693	-
Real estate – commercial & farmland	1,781	641	6,912	9,334	1,095,657	1,104,991	-
Real estate – residential	3,806	2,120	5,121	11,047	559,383	570,430	-
Consumer installment loans	374	188	238	800	30,325	31,125	-
Other	-	-	-	-	6,015	6,015	-
Total	$7,942	$3,481	$14,845	$26,268	$2,380,609	$2,406,877	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$1,258	$2,821	$984	$5,063	$329,854	$334,917	$-
Real estate – construction & development	404	240	3,205	3,849	174,719	178,568	-
Real estate – commercial & farmland	6,398	1,285	7,732	15,415	931,859	947,274	-
Real estate – residential	4,430	1,879	7,569	13,878	482,165	496,043	-
Consumer installment loans	367	136	256	759	28,354	29,113	-
Other	-	-	-	-	13,505	13,505	-
Total	$12,857	$6,361	$19,746	$38,964	$1,960,456	$1,999,420	$-

The following table presents an analysis of purchased non-covered past-due loans as of March 31, 2016, December 31, 2015 and March 31, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2016:
Commercial, financial & agricultural	$172	$73	$445	$690	$110,847	$111,537	$-
Real estate – construction & development	1,481	32	1,149	2,662	101,091	103,753	-
Real estate – commercial & farmland	2,204	488	9,126	11,818	587,117	598,935	-
Real estate – residential	2,951	2,172	4,652	9,775	299,995	309,770	-
Consumer installment loans	4	-	66	70	5,854	5,924	-
Total	$6,812	$2,765	$15,438	$25,015	$1,104,904	$1,129,919	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2015:
Commercial, financial & agricultural	$248	$13	$846	$1,107	$44,355	$45,462	$-
Real estate – construction & development	416	687	420	1,523	70,557	72,080	-
Real estate – commercial & farmland	2,479	1,629	3,347	7,455	383,300	390,755	-
Real estate – residential	4,965	2,176	4,928	12,069	246,084	258,153	-
Consumer installment loans	31	9	70	110	4,994	5,104	-
Total	$8,139	$4,514	$9,611	$22,264	$749,290	$771,554	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$216	$-	$85	$301	$35,957	$36,258	$-
Real estate – construction & development	393	17	766	1,176	52,492	53,668	-
Real estate – commercial & farmland	1,611	831	8,495	10,937	280,823	291,760	-
Real estate – residential	3,113	2,454	6,490	12,057	245,159	257,216	-
Consumer installment loans	100	-	19	119	4,071	4,190	-
Total	$5,433	$3,302	$15,855	$24,590	$618,502	$643,092	$-

The following table presents an analysis of covered past-due loans as of March 31, 2016, December 31, 2015 and March 31, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2016:
Commercial, financial & agricultural	$75	$-	$2,757	$2,832	$1,907	$4,739	$-
Real estate – construction & development	87	-	1,471	1,558	5,647	7,205	-
Real estate – commercial & farmland	744	50	2,736	3,530	63,525	67,055	-
Real estate – residential	1,532	805	2,580	4,917	46,259	51,176	-
Consumer installment loans	-	-	36	36	68	104	-
Total	$2,438	$855	$9,580	$12,873	$117,406	$130,279	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2015:
Commercial, financial & agricultural	$-	$-	$2,802	$2,802	$2,744	$5,546	$-
Real estate – construction & development	96	-	1,633	1,729	5,883	7,612	-
Real estate – commercial & farmland	170	205	3,064	3,439	67,787	71,226	-
Real estate – residential	2,155	1,001	2,658	5,814	47,224	53,038	-
Consumer installment loans	-	-	37	37	70	107	-
Total	$2,421	$1,206	$10,194	$13,821	$123,708	$137,529	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$165	$225	$1,776	$2,166	$18,739	$20,905	$-
Real estate – construction & development	455	-	5,605	6,060	13,459	19,519	-
Real estate – commercial & farmland	2,364	1,150	11,063	14,577	115,713	130,290	-
Real estate – residential	2,293	1,019	4,999	8,310	66,536	74,847	-
Consumer installment loans	-	-	87	87	97	184	-
Total	$5,277	$2,394	$23,530	$31,201	$214,544	$245,745	$-

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considers the borrower’s capacity to pay, which includes such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. The Company individually assesses for impairment all nonaccrual loans greater than $125,000 and all troubled debt restructurings greater than $100,000. The tables below include all loans deemed impaired, whether or not individually assessed for impairment. If a loan is deemed impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Period Ended
	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in Thousands)
Nonaccrual loans	$15,700	$16,860	$20,841
Troubled debt restructurings not included above	14,385	14,418	12,935
Total impaired loans	$30,085	$31,278	$33,776

Interest income recognized on impaired loans	$318	$909	$168
Foregone interest income on impaired loans	$242	$1,204	$109

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of March 31, 2016, December 31, 2015 and March 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2016:
Commercial, financial & agricultural	$3,150	$339	$1,206	$1,545	$408	$1,544
Real estate – construction & development	3,278	230	2,022	2,252	742	2,428
Real estate – commercial & farmland	14,530	5,142	7,870	13,012	874	12,898
Real estate – residential	13,976	1,662	11,177	12,839	2,223	13,345
Consumer installment loans	519	-	437	437	7	466
Total	$35,453	$7,373	$22,712	$30,085	$4,254	$30,681

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$3,062	$158	$1,385	$1,543	$135	$2,275
Real estate – construction & development	3,581	230	2,374	2,604	774	3,228
Real estate – commercial & farmland	14,385	6,702	6,083	12,785	1,067	15,105
Real estate – residential	15,809	1,621	12,230	13,851	2,224	11,977
Consumer installment loans	592	-	495	495	9	488
Total	$37,429	$8,711	$22,567	$31,278	$4,209	$33,073

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$2,378	$5	$1,287	$1,292	$240	$1,627
Real estate – construction & development	7,397	274	3,801	4,075	667	4,264
Real estate – commercial & farmland	16,980	3,280	11,922	15,202	2,127	14,909
Real estate – residential	14,181	1,592	11,166	12,758	1,869	12,833
Consumer installment loans	548	-	449	449	6	491
Total	$41,484	$5,151	$28,625	$33,776	$4,909	$34,124

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Period Ended
	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in Thousands)
Nonaccrual loans	$19,187	$13,330	$17,308
Troubled debt restructurings not included above	9,193	9,373	1,526
Total impaired loans	$28,380	$22,703	$18,834

Interest income recognized on impaired loans	$357	$785	$18
Foregone interest income on impaired loans	$356	$1,365	$21

The following table presents an analysis of information pertaining to impaired purchased non-covered loans as of March 31, 2016, December 31, 2015 and March 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2016:
Commercial, financial & agricultural	$2,632	$236	$426	$662	$-	$864
Real estate – construction & development	3,599	892	1,237	2,129	2	1,799
Real estate – commercial & farmland	15,358	8,480	8,694	17,174	182	14,154
Real estate – residential	9,774	1,648	6,675	8,323	270	8,640
Consumer installment loans	87	92	-	92	-	85
Total	$31,450	$11,348	$17,032	$28,380	$454	$25,542

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$3,103	$1,066	$-	$1,066	$-	$392
Real estate – construction & development	8,987	1,469	-	1,469	-	1,429
Real estate – commercial & farmland	14,999	11,134	-	11,134	-	10,806
Real estate – residential	14,946	8,957	-	8,957	-	8,067
Consumer installment loans	94	77	-	77	-	65
Total	$42,129	$22,703	$-	$22,703	$-	$20,759

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$1,331	$198	$-	$198	$-	$187
Real estate – construction & development	2,153	1,113	-	1,113	-	1,275
Real estate – commercial & farmland	13,911	9,816	-	9,816	-	10,202
Real estate – residential	12,183	7,679	-	7,679	-	7,435
Consumer installment loans	38	28	-	28	-	50
Total	$29,616	$18,834	$-	$18,834	$-	$19,148

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in Thousands)
Nonaccrual loans	$13,331	$13,238	$38,359
Troubled debt restructurings not included above	12,308	13,283	20,721
Total impaired loans	$25,639	$26,521	$59,080

Interest income recognized on impaired loans	$185	$886	$220
Foregone interest income on impaired loans	$170	$1,596	$130

The following table presents an analysis of information pertaining to impaired covered loans as of March 31, 2016, December 31, 2015 and March 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2016:
Commercial, financial & agricultural	$4,842	$-	$3,107	$3,107	$111	$2,801
Real estate – construction & development	8,347	-	2,354	2,354	84	2,403
Real estate – commercial & farmland	10,264	-	6,712	6,712	168	6,789
Real estate – residential	15,457	4,167	9,256	13,423	166	14,042
Consumer installment loans	51	43	-	43	-	45
Total	$38,961	$4,210	$21,429	$25,639	$529	$26,080

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$5,188	$2,802	$-	$2,802	$-	$7,408
Real estate – construction & development	15,119	2,480	-	2,480	-	6,906
Real estate – commercial & farmland	20,508	7,001	-	7,001	-	18,504
Real estate – residential	15,830	14,192	-	14,192	-	16,010
Consumer installment loans	60	46	-	46	-	86
Total	$56,705	$26,521	$-	$26,521	$-	$48,914

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(Dollars in Thousands)
As of March 31, 2015:
Commercial, financial & agricultural	$13,512	$8,407	$-	$8,407	$-	$8,495
Real estate – construction & development	24,503	9,080	-	9,080	-	9,859
Real estate – commercial & farmland	35,493	23,462	-	23,462	-	22,062
Real estate – residential	23,585	18,042	-	18,042	-	18,048
Consumer installment loans	119	89	-	89	-	92
Total	$97,212	$59,080	$-	$59,080	$-	$58,556

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of March 31, 2016:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$243,355	$-	$2,316	$1,479	$7,053	$-	$254,203
15	22,705	4,170	112,167	73,341	1,127	-	213,510
20	90,196	58,014	729,346	434,434	20,872	13,188	1,346,050
23	581	7,414	10,040	6,813	199	-	25,047
25	72,557	188,385	275,297	89,834	1,969	-	628,042
30	1,908	3,829	10,517	5,730	157	-	22,141
40	2,771	3,008	15,204	17,507	523	-	39,013
50	-	-	-	-	-	-	-
60	-	-	-	-	1	-	1
Total	$434,073	$264,820	$1,154,887	$629,138	$31,901	$13,188	$2,528,007

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$241,721	$294	$116	$1,606	$6,872	$-	$250,609
15	28,420	2,074	117,880	78,165	1,191	-	227,730
20	97,142	46,221	685,538	369,624	19,780	6,015	1,224,320
23	559	7,827	13,073	6,112	36	-	27,607
25	77,829	183,512	254,012	91,465	2,595	-	609,413
30	1,492	1,620	13,821	7,347	143	-	24,423
40	2,460	3,145	20,551	16,111	506	-	42,773
50	-	-	-	-	-	-	-
60	-	-	-	-	2	-	2
Total	$449,623	$244,693	$1,104,991	$570,430	$31,125	$6,015	$2,406,877

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of March 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$147,820	$1,751	$152	$1,727	$6,011	$-	$157,461
15	24,619	3,504	119,032	57,583	1,191	-	205,929
20	90,407	47,148	541,490	303,463	16,720	13,505	1,012,733
23	981	8,521	11,934	7,141	66	-	28,643
25	60,018	110,570	238,026	100,175	4,222	-	513,011
30	3,911	1,890	11,364	8,007	289	-	25,461
40	7,161	5,184	25,276	17,947	610	-	56,178
50	-	-	-	-	4	-	4
60	-	-	-	-	-	-	-
Total	$334,917	$178,568	$947,274	$496,043	$29,113	$13,505	$1,999,420

The following table presents the purchased non-covered loan portfolio by risk grade as of March 31, 2016:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$9,306	$-	$-	$138	$1,061	$-	$10,505
15	1,206	1,135	9,302	35,904	682	-	48,229
20	20,666	13,477	188,912	119,213	2,211	-	344,479
23	-	4,334	9,773	13,338	-	-	27,445
25	73,016	73,700	343,928	115,422	1,772	-	607,838
30	5,308	7,948	25,615	11,613	33	-	50,517
40	2,003	3,159	21,405	14,142	165	-	40,874
50	30	-	-	-	-	-	30
60	2	-	-	-	-	-	2
Total	$111,537	$103,753	$598,935	$309,770	$5,924	$-	$1,129,919

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$8,592	$-	$-	$-	$1,010	$-	$9,602
15	1,186	1,143	10,490	37,808	541	-	51,168
20	10,057	13,678	183,219	128,005	2,031	-	336,990
23	-	438	5,177	6,414	-	-	12,029
25	17,565	47,517	162,253	66,166	1,328	-	294,829
30	6,657	4,185	14,297	5,503	51	-	30,693
40	1,373	5,119	15,319	14,257	143	-	36,211
50	30	-	-	-	-	-	30
60	2	-	-	-	-	-	2
Total	$45,462	$72,080	$390,755	$258,153	$5,104	$-	$771,554

The following table presents the purchased non-covered loan portfolio by risk grade as of March 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$6,696	$-	$-	$289	$459	$-	$7,444
15	995	641	9,396	12,136	472	-	23,640
20	13,751	13,746	115,359	62,056	1,568	-	206,480
23	73	-	3,174	6,777	-	-	10,024
25	12,585	31,512	136,581	155,187	1,521	-	337,386
30	958	3,564	9,404	8,332	65	-	22,323
40	1,170	4,205	17,846	12,417	105	-	35,743
50	30	-	-	22	-	-	52
60	-	-	-	-	-	-	-
Total	$36,258	$53,668	$291,760	$257,216	$4,190	$-	$643,092

The following table presents the covered loan portfolio by risk grade as of March 31, 2016:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	-	-	-	-	-
20	47	770	10,443	9,635	-	-	20,895
23	25	-	1,797	5,024	-	-	6,846
25	1,932	3,704	37,276	23,388	11	-	66,311
30	4	823	3,003	4,338	48	-	8,216
40	2,731	1,908	14,536	8,791	45	-	28,011
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$4,739	$7,205	$67,055	$51,176	$104	$-	$130,279

The following table presents the covered loan portfolio by risk grade as of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	-	-	-	-	-
20	93	800	11,698	10,040	-	-	23,631
23	52	-	2,957	5,723	-	-	8,732
25	2,594	3,907	38,741	24,345	11	-	69,598
30	5	828	2,857	4,552	-	-	8,242
40	2,802	2,077	14,973	8,378	96	-	28,326
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$5,546	$7,612	$71,226	$53,038	$107	$-	$137,529

The following table presents the covered loan portfolio by risk grade as of March 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	667	1,847	734	522	-	-	3,770
20	75	458	21,010	13,353	51	-	34,947
23	4,481	8,567	6,382	6,130	-	-	25,560
25	5,094	2,594	69,536	36,510	37	-	113,771
30	10,588	6,053	4,053	5,893	9	-	26,596
40	-	-	28,575	12,439	87	-	41,101
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$20,905	$19,519	$130,290	$74,847	$184	$-	$245,745

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2016 and 2015 totaling $36.8 million and $32.0 million, respectively, under such parameters

As of March 31, 2016, December 31, 2015 and March 31, 2015, the Company had a balance of $17.5 million, $16.4 million and $13.9 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $1.2 million, $1.3 million and $1.6 million in previous charge-offs on such loans at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $2.7 million, $2.7 million and $1.6 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. At March 31, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ending March 31, 2016 and 2015, the Company modified loans as troubled debt restructurings, excluding purchased non-covered and covered loans, with principal balances of $1.7 million and $2.7 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased non-covered and covered loans, which occurred during the three months ending March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$12	-	$-
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	2	1,605	2	2,015
Real estate – residential	1	60	7	666
Consumer installment	-	-	3	17
Total	4	$1,676	12	$2,698

Troubled debt restructurings, excluding purchased non-covered and covered loans, with an outstanding balance of $793,000 and $1.5 million defaulted during the three months ended March 31, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ending March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$7	1	$5
Real estate – construction & development	1	18	-	-
Real estate – commercial & farmland	1	194	3	746
Real estate – residential	9	563	6	748
Consumer installment	1	11	4	20
Total	14	$793	14	$1,519

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$279	10	$75
Real estate – construction & development	9	476	2	30
Real estate – commercial & farmland	17	5,945	3	1,871
Real estate – residential	52	7,648	19	1,040
Consumer installment	10	37	21	87
Total	93	$14,385	55	$3,103

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$240	10	$110
Real estate – construction & development	11	792	3	63
Real estate – commercial & farmland	16	5,766	3	596
Real estate – residential	51	7,574	20	1,123
Consumer installment	12	46	23	94
Total	94	$14,418	59	$1,986

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$277	3	$17
Real estate – construction & development	9	789	4	90
Real estate – commercial & farmland	20	7,309	1	64
Real estate – residential	42	4,513	11	736
Consumer installment	10	47	15	90
Total	86	$12,935	34	$997

As of March 31, 2016, December 31, 2015 and March 31, 2015, the Company had a balance of $9.9 million, $10.0 million and $1.7 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The Company has recorded $377,000 in previous charge-offs on such loans at March 31, 2016 and December 31, 2015. The Company had not recorded any previous charge-offs on such loans at March 31, 2015. At March 31, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ending March 31, 2016 and 2015, the Company modified purchased non-covered loans as troubled debt restructurings, with principal balances of $494,000 and $5,000, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the purchased non-covered loans by class modified as troubled debt restructurings, which occurred during the three months ending March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$1
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	1	29	-	-
Real estate – residential	1	465	-	-
Consumer installment	-	-	1	4
Total	2	$494	2	$5

Troubled debt restructurings included in purchased non-covered loans with an outstanding balance of $12,000 and $329,000 defaulted during the three months ended March 30, 2015 and 2014, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ending March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	12	1	328
Real estate – commercial & farmland	-	-	-	-
Real estate – residential	-	-	-	-
Consumer installment	-	-	1	1
Total	1	$12	2	$329

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$19
Real estate – construction & development	2	510	3	39
Real estate – commercial & farmland	12	6,003	4	431
Real estate – residential	12	2,397	5	486
Consumer installment	2	5	2	2
Total	29	$8,917	16	$977

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$21
Real estate – construction & development	1	363	3	42
Real estate – commercial & farmland	14	6,214	3	412
Real estate – residential	13	2,789	4	180
Consumer installment	2	5	2	3
Total	31	$9,373	14	$658

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$1
Real estate – construction & development	1	328	-	-
Real estate – commercial & farmland	3	720	1	69
Real estate – residential	5	477	2	93
Consumer installment	1	1	1	4
Total	10	$1,526	5	$167

As of March 31, 2016, December 31, 2015 and March 31, 2015, the Company had a balance of $15.7 million, $15.5 million and $23.3 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $1.2 million, $1.2 million and $1.1 million in previous charge-offs on such loans at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. At March 31, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ending March 31, 2016 and 2015, the Company modified covered loans as troubled debt restructurings with principal balances of $574,000 and $115,000, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the covered loans by class modified as troubled debt restructurings, during the three months ending March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$76	-	$-
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	1	475	-	-
Real estate – residential	1	23	2	115
Consumer installment	-	-	-	-
Total	3	$574	2	$115

Troubled debt restructurings of covered loans with an outstanding balance of $1.1 million and $2.1 million defaulted during the three months ended March 30, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ending March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	1	613	2	1,728
Real estate – residential	7	489	5	362
Consumer installment	-	-	-	-
Total	8	$1,102	7	$2,090

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	3	$77
Real estate – construction & development	4	790	-	-
Real estate – commercial & farmland	3	1,311	5	2,133
Real estate – residential	96	10,200	26	1,224
Consumer installment	1	7	-	-
Total	104	$12,308	34	$3,434

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	2	$1
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	4	1,967	3	1,067
Real estate – residential	97	10,529	26	1,116
Consumer installment	2	8	-	-
Total	107	$13,283	31	$2,184

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$3	2	$-
Real estate – construction & development	3	2,819	1	13
Real estate – commercial & farmland	13	6,461	2	1,736
Real estate – residential	97	11,436	10	821
Consumer installment	1	2	-	-
Total	115	$20,721	15	$2,570

Allowance for Loan Losses

The allowance for loan losses represents an allowance for probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccrual, past due and other loans that management believes might be potentially impaired or warrant additional attention. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by regulatory authorities, the Company further segregates the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to adjust the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in the Company’s markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio, with the exception of certain mortgage loans serviced at a third party, mortgage warehouse lines and overdraft protection loans, which are treated as pools for risk-rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor to be applied to the loan balance to determine the adequate amount of reserve. All relationships greater than $1.0 million and a sample of relationships greater than $250,000 are reviewed annually by the Bank’s independent internal loan review department. As a result of these loan reviews, certain loans may be identified as having deteriorating credit quality. Other loans that surface as problem loans may also be assigned specific reserves. Past-due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the independent internal loan review department.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate – residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total

Three months ended March 31, 2016:
Balance, January 1, 2016	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062
Provision for loan losses	788	(1,051)	(669)	25	399	828	361	681
Loans charged off	(406)	(155)	(347)	(468)	(59)	(307)	(72)	(1,814)
Recoveries of loans previously charged off	73	122	121	314	25	658	240	1,553
Balance, March 31, 2016	$1,599	$3,925	$7,099	$4,631	$1,939	$1,760	$529	$21,482

Period-end amount allocated to:
Loans individually evaluated for impairment	$400	$733	$873	$2,153	$-	$454	$529	$5,142
Loans collectively evaluated for impairment	1,199	3,192	6,226	2,478	1,939	1,306	-	16,340
Ending balance	$1,599	$3,925	$7,099	$4,631	$1,939	$1,760	$529	$21,482

Loans:
Individually evaluated for impairment	$799	$1,604	$12,050	$9,540	$-	$17,032	$21,429	$62,454
Collectively evaluated for impairment	433,274	263,216	1,142,837	619,598	45,089	1,635,551	28,937	4,168,502
Acquired with deteriorated credit quality	-	-	-	-	-	134,070	79,913	213,983
Ending balance	$434,073	$264,820	$1,154,887	$629,138	$45,089	$1,786,653	$130,279	$4,444,939

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate – residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2015:
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157
Provision for loan losses	(73)	278	1,221	2,067	676	344	751	5,264
Loans charged off	(1,438)	(622)	(2,367)	(1,587)	(410)	(950)	(1,759)	(9,133)
Recoveries of loans previously charged off	651	323	317	151	137	1,187	1,008	3,774
Balance, December 31, 2015	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062

Period-end amount allocated to:
Loans individually evaluated for impairment	$126	$759	$1,074	$2,172	$-	$-	$-	$4,131
Loans collectively evaluated for impairment	1,018	4,250	6,920	2,588	1,574	581	-	16,931
Ending balance	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062

Loans:
Individually evaluated for impairment	$323	$1,958	$11,877	$9,554	$-	$-	$-	$23,712
Collectively evaluated for impairment	449,300	242,735	1,093,114	560,876	37,140	1,261,821	52,451	3,697,437
Acquired with deteriorated credit quality	-	-	-	-	-	102,696	85,078	187,774
Ending balance	$449,623	$244,693	$1,104,991	$570,430	$37,140	$1,364,517	$137,529	$3,908,923

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans	Covered loans	Total
	(Dollars in Thousands)
Three months ended March 31, 2015:
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157
Provision for loan losses	(498)	347	(56)	1,090	217	(432)	401	1,069
Loans charged off	(392)	(97)	(12)	(268)	(86)	(230)	(563)	(1,648)
Recoveries of loans previously charged off	285	31	15	57	62	662	162	1,274
Balance, March 31, 2015	$1,399	$5,311	$8,770	$5,008	$1,364	$-	$-	$21,852

Period-end amount allocated to:
Loans individually evaluated for impairment	$230	$627	$2,123	$1,837	$-	$-	$-	$4,817
Loans collectively evaluated for impairment	1,169	4,684	6,647	3,171	1,364	-	-	17,035
Ending balance	$1,399	$5,311	$8,770	$5,008	$1,364	$-	$-	$21,852

Loans:
Individually evaluated for impairment	$324	$2,982	$14,557	$11,124	$-	$-	$-	$28,987
Collectively evaluated for impairment	334,593	175,586	932,717	484,919	42,618	552,837	108,113	2,631,383
Acquired with deteriorated credit quality	-	-	-	-	-	90,255	137,632	227,887
Ending balance	$334,917	$178,568	$947,274	$496,043	$42,618	$643,092	$245,745	$2,888,257

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

Each acquisition with loss-sharing agreements has separate agreements for the single family residential assets (“SFR”) and the non-single family assets (“NSF”). The SFR agreements cover losses and recoveries for ten years. The NSF agreements are for eight years. During the first five years, losses and recoveries are covered. During the final three years, only recoveries, net of expenses, are covered. The AUB SFR agreement was terminated during 2012 and Ameris received a payment of $87,000. The AUB and USB NSF agreements passed their five-year anniversaries during the fourth quarter of 2014, the SCB NSF agreement passed its five-year anniversary during the second quarter of 2015 and the FBJ, TBC and DBT NSF agreements passed their five-year anniversaries during the fourth quarter of 2015. Losses will no longer be reimbursed on these agreements. The remaining NSF assets for these six agreements have been reclassified to purchased non-covered loans and purchased non-covered other real estate owned.

At March 31, 2016, the Company’s FDIC loss-sharing receivable totaled $1.2 million, which is comprised of $5.1 million in indemnification asset (for reimbursements associated with anticipated losses in future quarters) and $4.4 million in current charge-offs and expenses already incurred but not yet submitted for reimbursement, less the accrued clawback liability of $8.3 million.

The following table summarizes components of all covered assets at March 31, 2016, December 31, 2015 and March 31, 2015 and their origin:

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
As of March 31, 2016:
AUB	$-	$-	$-	$-	$-	$-	$-	$261
USB	3,561	(14)	3,547	-	-	-	3,547	(1,590)
SCB	5,187	(87)	5,100	-	-	-	5,100	138
FBJ	4,498	(541)	3,957	68	-	68	4,025	(20)
DBT	15,147	(1,000)	14,147	-	-	-	14,147	(3,451)
TBC	2,027	(10)	2,017	-	-	-	2,017	94
HTB	43,996	(3,750)	40,246	1,451	(328)	1,123	41,369	3,079
OGB	22,512	(1,249)	21,263	136	-	136	21,399	556
CBG	42,895	(2,893)	40,002	2,602	(165)	2,437	42,439	2,130
Total	$139,823	$(9,544)	$130,279	$4,257	$(493)	$3,764	$134,043	$1,197

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
As of December 31, 2015:

AUB	$-	$-	$-	$-	$-	$-	$-	$111

USB	3,639	16	3,623	165	-	165	3,788	(1,424)

SCB	5,228	124	5,104	-	-	-	5,104	149

FBJ	4,782	562	4,220	41	-	41	4,261	252

DBT	15,934	1,131	14,803	-	-	-	14,803	(1,084)

TBC	2,159	11	2,148	-	-	-	2,148	1,446

HTB	44,405	3,881	40,524	2,433	643	1,790	42,314	3,875

OGB	27,561	1,900	25,661	160	-	160	25,821	913

CBG	44,865	3,419	41,446	3,139	284	2,855	44,301	2,063

Total	$148,573	$11,044	$137,529	$5,938	$927	$5,011	$142,540	$6,301

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable
As of March 31, 2015:

AUB	$-	$-	$-	$-	$-	$-	$-	$248

USB	4,031	19	4,012	165	-	165	4,177	(1,216)

SCB	23,803	512	23,291	2,474	389	2,085	25,376	2,093

FBJ	19,409	1,539	17,870	427	56	371	18,241	1,366

DBT	53,832	4,740	49,092	5,716	381	5,335	54,427	3,576

TBC	21,068	570	20,498	1,698	162	1,536	22,034	1,545

HTB	48,384	4,331	44,053	2,885	938	1,947	46,000	7,069

OGB	38,699	2,409	36,290	1,435	39	1,396	37,686	2,748

CBG	56,262	5,623	50,639	3,731	477	3,254	53,893	5,883

Total	$265,488	$19,743	$245,745	$18,531	$2,442	$16,089	$261,834	$23,312

A rollforward of acquired covered loans for the three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015 is shown below:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Balance, January 1	$137,529	$271,279	$271,279
Charge-offs	(361)	(5,558)	(2,812)
Accretion	1,487	9,658	4,466
Transfer to covered other real estate owned	(158)	(7,910)	(1,230)
Transfer to purchased, non-covered loans due to loss-share expiration	-	(50,568)	-
Payments received	(8,218)	(79,372)	(25,958)
Ending balance	$130,279	$137,529	$245,745

The following is a summary of changes in the accretable discounts of acquired loans during the three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Balance, January 1	$9,063	$15,578	$15,578
Accretion	(1,487)	(9,658)	(4,466)
Transfer to purchased, non-covered loans due to loss-share expiration	-	(1,665)	-
Transfers between non-accretable and accretable discounts, net	366	4,808	1,853
Ending balance	$7,942	$9,063	$12,965

 The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of March 31, 2016, December 31, 2015 and March 31, 2015, the Company has recorded a clawback liability of $8.3 million, $8.2 million and $6.8 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-share agreement. Changes in the FDIC shared-loss receivable for the three months ended March 31, 2016, for the year ended December 31, 2015 and for the three months ended March 31, 2015 are as follows:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Beginning balance, January 1	$6,301	$31,351	$31,351
Payments received from FDIC	(3,299)	(19,273)	(6,390)
Amortization, net	(1,545)	(8,878)	(3,666)
Change in clawback liability	(91)	(2,008)	(569)
Increase in receivable due to:
Charge-offs on covered loans	(673)	416	1,602
Write downs of covered other real estate	581	4,752	804
Reimbursable expenses on covered assets	244	2,582	651
Other activity, net	(321)	(2,641)	(471)
Ending balance	$1,197	$6,301	$23,312

NOTE 6 – OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Beginning balance, January 1	$16,147	$33,160	$33,160
Loans transferred to other real estate owned	1,044	11,261	2,444
Net gains (losses) on sale and write-downs	(736)	(9,971)	(958)
Sales proceeds	(1,488)	(18,303)	(2,307)
Ending balance	$14,967	$16,147	$32,339

The following is a summary of the activity in purchased, non-covered other real estate owned during the three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Beginning balance, January 1	$14,333	$15,585	$15,585
Loans transferred to other real estate owned	1,243	4,473	1,094
Acquired in acquisitions	1,838	2,160	-
Transfer from covered other real estate owned due to loss-share expiration	-	3,148	-
Net gains (losses) on sale and write-downs	58	201	129
Sales proceeds	(2,424)	(11,234)	(2,990)
Ending balance	$15,048	$14,333	$13,818

The following is a summary of the activity in covered other real estate owned during the three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Beginning balance, January 1	$5,011	$19,907	$19,907
Loans transferred to other real estate owned	158	7,910	1,230
Transfer from covered other real estate owned due to loss-share expiration	-	(3,148)	-
Net gains (losses) on sale and write-downs	(821)	(5,926)	(1,005)
Sales proceeds	(584)	(13,732)	(4,043)
Ending balance	$3,764	$5,011	$16,089

NOTE 7 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended March 31,
	2016	2015
	(share data in thousands)
Basic average shares outstanding	32,752	30,443
Plus: Dilutive effect of ISOs	114	124
Plus: Dilutive effect of Restricted Share Grants	188	229
Diluted average shares outstanding	33,054	30,796

The Company has not excluded any potential common shares at March 31, 2016 and March 31, 2015.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At March 31, 2016, December 31, 2015 and March 31, 2015, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at March 31, 2016, December 31, 2015 and March 31, 2015:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Securities sold under agreements to repurchase	$43,741	$63,585	$55,520

At March 31, 2016, December 31, 2015 and March 31, 2015, the investment securities underlying these agreements were all mortgage-backed securities.

NOTE 9 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At March 31, 2016, December 31, 2015 and March 31, 2015, there were $110.5 million, $39.0 million and $43.9 million, respectively, outstanding borrowings with the Company’s correspondent banks.

Other borrowings consist of the following:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Daily Rate Credit from Federal Home Loan Bank with a fixed interest rate of 0.51%	$47,000	$-	$-
Advance from Federal Home Loan Bank with a fixed interest rate of 2.81%, due July 15, 2016	$2,518	$-	$-
Advance from Federal Home Loan Bank with a fixed interest rate of 1.40%, due January 9, 2017	$4,020	$-	$-
Advance from Federal Home Loan Bank with a fixed interest rate of 1.23%, due May 30, 2017	$5,017	$-	$-
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 3.50% (3.78% at March 31, 2016, 3.92% at December 31, 2015 and 3.73% at March 31, 2015) due in August 2017, secured by subsidiary bank stock	36,000	24,000	24,000
Advances under revolving credit agreement with a regional bank with a fixed interest rate of 8.00% due January 2017	879	-	-
Advance from correspondent bank with a fixed interest rate of 4.50%, due November 27, 2017, secured by subsidiary bank loan receivable	-	-	4,851
Advance from correspondent bank with a fixed interest rate of 4.25%, due October 15, 2019, secured by subsidiary bank loan receivable	97	-	-
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (2.38% at March 31, 2016, 2.28% at December 31, 2015 and 2.02% at March 31, 2015)	15,000	15,000	15,000
Total	$110,531	$39,000	$43,851

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2016, $309.4 million was available for borrowing on lines with the FHLB.

As of March 31, 2016, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $55 million.

At March 31, 2016, $4.0 million was available for borrowing under the revolving credit agreement with a regional bank, secured by subsidiary bank stock.

The Company also participates in the Federal Reserve discount window borrowings. At March 31, 2016, the Company had $677.4 million of loans pledged at the Federal Reserve discount window and had $432.0 million available for borrowing.

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015

Commitments to extend credit	$604,133	$548,898	$328,191

Unused lines of credit	$52,814	$52,798	$143,962

Financial standby letters of credit	$81,599	$14,712	$10,548

Mortgage interest rate lock commitments	$135,250	$77,710	$91,482

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013.  The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower.  As of March 31, 2016, the Company believes that it has valid bases in law and fact to overturn on appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company's assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2016 and 2015.

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$152	$3,201	$3,353
Reclassification for gains included in net income, net of tax	-	(61)	(61)
Current year changes, net of tax	(615)	3,734	3,119
Balance, March 31, 2016	$(463)	$6,874	$6,411

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$508	$5,590	$6,098
Reclassification for gains included in net income, net of tax	-	(8)	(8)
Current year changes, net of tax	(387)	650	263
Balance, March 31, 2015	$121	$6,232	$6,353

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of earnings and comprehensive income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $3.0 million and $2.6 million resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2016 and 2015, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking activity” in the Consolidated Statements of Earnings and Comprehensive Income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in Thousands)
Aggregate Fair Value of Mortgage Loans held for sale	$97,439	$111,182	$73,796

Aggregate Unpaid Principal Balance	$94,346	$107,652	$70,905

Past-due loans of 90 days or more	$-	$-	$-

Nonaccrual loans	$-	$-	$-

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

Mortgage Loans Held for Sale: The Company records mortgage loans held for sale at fair value. The fair value of mortgage loans held for sale is determined on outstanding commitments from third-party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of March 31, 2016, December 31, 2015 and March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2016, December 31, 2015 and March 31, 2015 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of March 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$7,628	$-	$7,628	$-
State, county and municipal securities	157,533	-	157,533	-
Corporate debt securities	8,522	-	7,022	1,500
Mortgage-backed securities	663,420	-	663,420	-
Mortgage loans held for sale	97,439	-	97,439	-
Mortgage banking derivative instruments	4,234	-	4,234	-

Total recurring assets at fair value	$938,763	$-	$937,263	$1,500

Derivative financial instruments	$2,281	$-	$2,281	$-
Mortgage banking derivative instruments	592	-	592	-
Total recurring liabilities at fair value	$2,873	$-	$2,873	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$14,890	$-	$14,890	$-
State, county and municipal securities	161,316	-	161,316	-
Corporate debt securities	6,017	-	3,019	2,998
Mortgage-backed securities	600,962	-	600,962	-
Mortgage loans held for sale	111,182	-	111,182	-
Mortgage banking derivative instruments	2,687	-	2,687	-

Total recurring assets at fair value	$897,054	$-	$894,056	$2,998

Derivative financial instruments	$1,439	$-	$1,439	$-
Mortgage banking derivative instruments	137	-	137	-
Total recurring liabilities at fair value	$1,576	$-	$1,576	$-

	Fair Value Measurements on a Recurring Basis As of March 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$14,984	$-	$14,984	$-
State, county and municipal securities	159,064	-	159,064	-
Corporate debt securities	10,935	-	8,435	2,500
Mortgage-backed securities	425,347	-	425,347	-
Mortgage loans held for sale	73,796	-	73,796	-
Mortgage banking derivative instruments	4,006	-	4,006	-

Total recurring assets at fair value	$688,132	$-	$685,632	$2,500

Derivative financial instruments	$1,805	$-	$1,805	$-
Mortgage banking derivative instruments	548	-	548	-
Total recurring liabilities at fair value	$2,353	$-	$2,353	$-

 The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2016, December 31, 2015 and March 31, 2015 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$25,831	$-	$-	$25,831
Other real estate owned	1,857	-	-	1,857
Purchased, non-covered other real estate owned	15,048	-	-	15,048
Covered other real estate owned	3,764	-	-	3,764
Total nonrecurring assets at fair value	$46,500	$-	$-	$46,500

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$27,069	$-	$-	$27,069
Other real estate owned	10,456	-	-	10,456
Purchased, non-covered other real estate owned	14,333	-	-	14,333
Covered other real estate owned	5,011	-	-	5,011
Total nonrecurring assets at fair value	$56,869	$-	$-	$56,869

	Fair Value Measurements on a Nonrecurring Basis As of March 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans carried at fair value	$28,867	$-	$-	$28,867
Purchased, non-covered other real estate owned	13,818	-	-	13,818
Covered other real estate owned	16,089	-	-	16,089
Total nonrecurring assets at fair value	$58,774	$-	$-	$58,774

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

For the three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount

As of March 31, 2016
Nonrecurring:
Impaired loans	$25,830	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	27%
Other real estate owned	$1,857	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	10% -90%	13%
Purchased non-covered real estate owned	$15,048	Third-party appraisals	Collateral discounts and estimated costs to sell	10% -75%	16%
Covered real estate owned	$3,764	Third-party appraisals	Collateral discounts and estimated costs to sell	15% - 59%	17%
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%

As of December 31, 2015
Nonrecurring:
Impaired loans	$27,069	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	29%
Other real estate owned	$10,456	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	10% -90%	13%
Purchased non-covered real estate owned	$14,333	Third-party appraisals	Collateral discounts and estimated costs to sell	10% -69%	19%
Covered real estate owned	$5,011	Third-party appraisals	Collateral discounts and estimated costs to sell	0% - 74%	12%
Recurring:
Investment securities available for sale	$2,998	Discounted par values	Credit quality of underlying issuer	0%	0%

As of March 31, 2015
Nonrecurring:
Impaired loans	$28,867	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 70%	24%
Purchased non-covered real estate owned	$13,818	Third-party appraisals	Collateral discounts and estimated costs to sell	10% -96%	16%
Covered real estate owned	$16,089	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 70%	9%
Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at March 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$146,863	$146,863	$-	$-	$146,863
Federal funds sold and interest-bearing accounts	107,373	107,373	-	-	107,373
Loans, net	4,495,066	-	-	4,518,521	4,518,521
FDIC loss-share receivable	1,197	-	-	(5,114)	(5,114)
Accrued interest receivable	20,940	20,940	-	-	20,940

Financial liabilities:
Deposits	$5,230,787	$-	$5,231,556	$-	$5,231,556
Securities sold under agreements to repurchase	43,741	43,741	-	-	43,741
Other borrowings	110,531	-	110,531	-	110,531
Accrued interest payable	1,119	1,119	-	-	1,119
Subordinated deferrable interest debentures	83,237	-	66,783	-	66,783

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$118,518	$118,518	$-	$-	$118,518
Federal funds sold and interest-bearing accounts	272,045	272,045	-	-	272,045
Loans, net	3,971,974	-	-	3,982,606	3,982,606
FDIC loss-share receivable	6,301	-	-	(944)	(944)
Accrued interest receivable	21,274	21,274	-	-	21,274

Financial liabilities:
Deposits	$4,879,290	$-	$4,880,294	$-	$4,880,294
Securities sold under agreements to repurchase	63,585	63,585	-	-	63,585
Other borrowings	39,000	-	39,000	-	39,000
Accrued interest payable	1,054	1,054	-	-	1,054
Subordinated deferrable interest debentures	69,874	-	52,785	-	52,785

		Fair Value Measurements at March 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$80,142	$80,142	$-	$-	$80,142
Federal funds sold and interest-bearing accounts	126,157	126,157	-	-	126,157
Loans, net	2,837,538	-	-	2,885,524	2,885,524
FDIC loss-share receivable	23,312	-	-	9,990	9,990
Accrued interest receivable	15,332	15,332	-	-	15,332

Financial liabilities:
Deposits	$3,480,231	$-	$3,481,470	$-	$3,481,470
Securities sold under agreements to repurchase	55,520	55,520	-	-	55,520
Other borrowings	43,851	-	43,851	-	43,851
Accrued interest payable	1,177	1,177	-	-	1,177
Subordinated deferrable interest debentures	65,567	-	47,055	-	47,055

NOTE 13 – SEGMENT REPORTING

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$49,779	$3,020	$1,019	$741	$54,559
Interest expense	3,978	-	-	145	4,123
Net interest income	45,801	3,020	1,019	596	50,436
Provision for loan losses	681	-	-	-	681
Noninterest income	12,735	9,624	333	1,594	24,286
Noninterest expense
Salaries and employee benefits	18,989	6,347	188	663	26,187
Equipment and occupancy expenses	5,150	488	1	61	5,700
Data processing and telecommunications expenses	5,820	272	20	1	6,113
Other expenses	16,436	956	25	183	17,600
Total noninterest expense	46,395	8,063	234	908	55,600
Income before income tax expense	11,460	4,581	1,118	1,282	18,441
Income tax expense	3,681	1,603	391	449	6,124
Net income	$7,779	$2,978	$727	$833	$12,317
Total assets	$5,634,850	$260,038	$137,461	$65,422	$6,097,771
Other intangible assets, net	$21,892	$-	$-	$-	$21,892
Goodwill	$121,512	$-	$-	$-	$121,512

	Three Months Ended March 31, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$39,297	$1,545	$835	$691	$42,368
Interest expense	3,458	-	-	78	3,536
Net interest income	35,839	1,545	835	613	38,832
Provision for loan losses	927	142	-	-	1,069
Noninterest income	8,780	7,610	273	912	17,575
Noninterest expense
Salaries and employee benefits	15,362	4,527	127	616	20,632
Equipment and occupancy expenses	4,144	380	2	28	4,554
Data processing and telecommunications expenses	4,011	212	33	4	4,260
Other expenses	10,356	932	36	57	11,381
Total noninterest expense	33,873	6,051	198	705	40,827
Income before income tax expense	9,819	2,962	910	820	14,511
Income tax expense	3,105	1,037	319	287	4,747
Net income	$6,714	$1,925	$592	$533	$9,764
Total assets	$3,839,417	$154,766	$89,711	$69,010	$4,152,904
Other intangible assets, net	$7,591	$-	$-	$-	$7,591
Goodwill	$63,547	$-	$-	$-	$63,547

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2016, as compared with December 31, 2015, and operating results for the three-month periods ended March 31, 2016 and 2015. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

60

	2016	2015
(in thousands, except share data, taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations:
Net interest income	$50,436	$48,618	$47,399	$40,688	$38,832
Net interest income (tax equivalent)	51,177	49,403	48,120	41,267	39,323
Provision for loan losses	681	553	986	2,656	1,069
Non-interest income	24,286	22,407	24,978	20,626	17,575
Non-interest expense	55,600	53,028	48,396	56,864	40,827
Income tax expense	6,124	3,296	7,368	486	4,747
Net income available to common shareholders	12,317	14,148	15,627	1,308	9,764
Selected Average Balances:
Mortgage loans held for sale	$82,803	$98,765	$102,961	$81,823	$75,831
Loans, net of unearned income	2,410,747	2,333,577	2,224,490	2,111,507	1,911,601
Purchased non-covered loans	836,187	752,508	788,351	671,705	650,331
Purchased loan pools	627,178	454,884	323,258	17,308	-
Covered loans	134,383	180,493	195,175	246,422	262,693
Investment securities	806,699	809,641	854,123	680,426	566,601
Earning assets	5,106,011	4,926,671	4,692,915	3,999,148	3,630,843
Assets	5,618,397	5,427,367	5,213,275	4,464,558	4,079,750
Deposits	4,874,310	4,724,531	4,539,715	3,770,253	3,432,127
Common shareholders’ equity	542,264	513,098	494,957	491,959	452,132
Period-End Balances:
Mortgage loans held for sale	$97,439	$111,182	$111,807	$108,829	$73,796
Loans, net of unearned income	2,528,007	2,406,877	2,290,649	2,171,600	1,999,420
Purchased non-covered loans	1,129,919	771,554	767,494	808,313	643,092
Purchased loan pools	656,734	592,963	410,072	268,984	-
Covered loans	130,279	137,529	191,021	209,598	245,745
Earning assets	5,486,854	5,075,335	4,703,353	4,669,282	3,698,540
Total assets	6,097,771	5,588,940	5,216,300	5,205,734	4,152,904
Deposits	5,230,787	4,879,290	4,530,523	4,511,547	3,480,231
Common shareholders’ equity	600,828	514,759	502,300	486,770	489,783
Per Common Share Data:
Earnings per share – Basic	$0.38	$0.44	$0.49	$0.04	$0.32
Earnings per share – Diluted	0.37	0.43	0.48	0.04	0.32
Common book value per share	17.25	15.98	15.60	15.12	15.22
Tangible book value per share	13.13	12.65	12.31	11.81	13.01
End of period shares outstanding	34,837,454	32,211,385	32,196,117	32,195,089	32,182,143
Weighted average shares outstanding
Basic	32,752,063	32,199,632	32,195,435	32,184,355	30,442,998
Diluted	33,053,554	32,594,929	32,553,167	32,520,453	30,796,148
Market Data:
High closing price	$32.68	$34.90	$28.75	$26.87	$26.55
Low closing price	25.09	27.65	24.97	24.73	22.75
Closing price for quarter	29.58	33.99	28.75	25.29	26.39
Average daily trading volume	253,779	301,775	174,900	107,413	105,152
Cash dividends per share	0.05	0.05	0.05	0.05	0.05
Closing price to book value	1.71	2.13	1.84	1.67	1.73
Performance Ratios:
Return on average assets	0.88%	1.03%	1.19%	0.12%	0.97%
Return on average common equity	9.14%	10.94%	12.53%	1.07%	8.76%
Average loan to average deposits	83.94%	80.86%	80.05%	82.53%	84.51%
Average equity to average assets	9.65%	9.45%	9.49%	11.02%	11.08%
Net interest margin (tax equivalent)	4.03%	3.98%	4.07%	4.14%	4.39%
Efficiency ratio (tax equivalent)	74.41%	74.66%	66.87%	92.74%	72.38%

Results of Operations for the Three Months Ended March 31, 2016

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $12.3 million, or $0.37 per diluted share, for the quarter ended March 31, 2016, compared with $9.8 million, or $0.32 per diluted share, for the same quarter in 2015. The Company’s returns on average assets and average stockholders’ equity in the first quarter of 2016 were 0.88% and 9.14%, respectively, compared with 0.97% and 8.76%, respectively, in the first quarter of 2015. During the first quarter of 2016, the Company recorded $4.2 million of after-tax merger and conversion charges related to the acquisition of JAXB. Excluding these charges, the Company reported net income of $16.5 million, or $0.50 per diluted share, for the first quarter of 2016. The Company’s mortgage banking activities have had a significant impact on the overall financial results of the Company. Below is a more detailed analysis of the retail banking activities, retail mortgage banking activities, warehouse lending activities and SBA activities of the Company during the first quarter of 2016 and 2015, respectively.

	Three Months Ended March 31, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$49,779	$3,020	$1,019	$741	$54,559
Interest expense	3,978	-	-	145	4,123
Net interest income	45,801	3,020	1,019	596	50,436
Provision for loan losses	681	-	-	-	681
Noninterest income	12,735	9,624	333	1,594	24,286
Noninterest expense
Salaries and employee benefits	18,989	6,347	188	663	26,187
Equipment and occupancy expenses	5,150	488	1	61	5,700
Data processing and telecommunications expenses	5,820	272	20	1	6,113
Other expenses	16,436	956	25	183	17,600
Total noninterest expense	46,395	8,063	234	908	55,600
Income before income tax expense	11,460	4,581	1,118	1,282	18,441
Income tax expense	3,681	1,603	391	449	6,124
Net income	$7,779	$2,978	$727	$833	$12,317

	Three Months Ended March 31, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$39,297	$1,545	$835	$691	$42,368
Interest expense	3,458	-	-	78	3,536
Net interest income	35,839	1,545	835	613	38,832
Provision for loan losses	927	142	-	-	1,069
Noninterest income	8,780	7,610	273	912	17,575
Noninterest expense
Salaries and employee benefits	15,362	4,527	127	616	20,632
Equipment and occupancy expenses	4,144	380	2	28	4,554
Data processing and telecommunications expenses	4,011	212	33	4	4,260
Other expenses	10,356	932	36	57	11,381
Total noninterest expense	33,873	6,051	198	705	40,827
Income before income tax expense	9,819	2,962	910	820	14,511
Income tax expense	3,105	1,037	319	287	4,747
Net income	$6,714	$1,925	$592	$533	$9,764

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

	Quarter Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$82,803	$755	3.67%	$75,831	$692	3.70%
Loans	2,410,747	28,684	4.79	1,911,601	22,418	4.76
Purchased non-covered loans	836,187	13,133	6.32	650,331	11,840	7.38
Purchased loan pools	627,178	5,144	3.30	-	-	-
Covered loans	134,383	2,060	6.17	262,693	3,995	6.17
Investment securities	806,699	5,188	2.59	566,601	3,786	2.71
Short-term assets	208,014	336	0.65	163,786	128	0.32

Total interest- earning assets	5,106,011	55,300	4.36	3,630,843	42,859	4.79

Noninterest-earning assets	512,386			448,907

Total assets	$5,618,397			$4,079,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,666,383	$1,551	0.23%	$1,777,765	$1,076	0.25%
Time deposits	845,920	1,190	0.57	756,425	1,204	0.65
Other borrowings	42,096	370	3.54	43,871	366	3.38
FHLB advances	9,648	23	0.96	16,778	15	0.36
Federal funds purchased and securities sold under agreements to repurchase	52,787	35	0.27	52,707	43	0.33
Subordinated deferrable interest debentures	72,589	954	5.29	65,436	832	5.16
Total interest-bearing liabilities	3,689,423	4,123	0.45	2,712,982	3,536	0.53

Demand deposits	1,362,007			897,937
Other liabilities	24,703			16,699
Stockholders’ equity	542,264			452,132

Total liabilities and stockholders’ equity	$5,618,397			$4,079,750
Interest rate spread			3.91%			4.26%
Net interest income		$51,177			$39,323

Net interest margin			4.03%			4.39%

On a tax-equivalent basis, net interest income for the first quarter of 2016 was $51.2 million, an increase of $11.9 million from the same quarter in 2015. The higher net interest income is a result of the acquisition activity during the second quarter of 2015, along with organic growth in the loan portfolio, and continued low rates in the Company’s cost of funds. The Company’s net interest margin decreased during the first quarter of 2016 to 4.03%, compared with 4.39% during the first quarter of 2015, but increased as compared with 3.98% reported in the fourth quarter of 2015.

Total interest income, on a tax-equivalent basis, during the first quarter of 2016 was $55.3 million, compared with $42.9 million in the same quarter of 2015. Yields on earning assets declined to 4.36%, compared with 4.79% reported in the first quarter of 2015. During the first quarter of 2016, loans comprised 80.1% of earning assets, compared with 79.9% in the same quarter of 2015. Yields on legacy loans increased to 4.79% in the first quarter of 2016, compared with 4.76% in the same period of 2015. The yield on purchased non-covered loans was 6.32% for the first quarter of 2016, compared with 7.38% in the same quarter of 2015. The yield on the newly acquired loan pools was 3.30% during the first quarter of 2016. Covered loan yields remained constant at 6.17% in the first quarter of 2016 and 2015. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total cost of interest bearing liabilities improved from 0.53% in the first quarter of 2015 to 0.45% in the first quarter of 2016. Total funding costs, inclusive of noninterest bearing demand deposits, decreased to 0.33% in the first quarter of 2016, compared with 0.40% during the first quarter of 2015. Deposit costs decreased from 0.27% in the first quarter of 2015 to 0.23% in the first quarter of 2016. A continued shift in the funding mix toward noninterest-bearing demand and other lower cost deposit categories was the primary reason for the decline. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 82.6% of total deposits in the first quarter of 2016, compared with 78.0% during the first quarter of 2015. Lower costs on deposits were realized due mostly to the lower rate environment and the Company’s ability to be less competitive on higher priced CDs due to its larger than normal position in short-term assets. Further opportunity to realize savings on deposits exists but may be limited due to current costs. Average balances of interest-bearing deposits and their respective costs for the first quarter of 2016 and 2015 are shown below:

(Dollars in Thousands)	March 31, 2016		March 31, 2015
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,137,076	0.17%	$756,795	0.20%
MMDA	1,278,199	0.33%	857,346	0.31%
Savings	251,108	0.07%	163,624	0.09%
Retail CDs < $100,000	438,122	0.47%	372,463	0.56%
Retail CDs > $100,000	406,699	0.67%	383,962	0.73%
Brokered CDs	1,099	0.73%	-	-%

Interest-bearing deposits	$3,512,303	0.31%	$2,534,190	0.36%

Provision for Loan Losses

The Company’s provision for loan losses during the first quarter of 2016 amounted to $681,000, compared with $553,000 in the fourth quarter of 2015 and $1.1 million in the first quarter of 2015. At March 31, 2016, classified loans still accruing totaled $39.5 million, compared with $52.6 million at March 31, 2015. Nonperforming loans as a percentage of loans (excluding covered loans) decreased from 1.44% at March 31, 2015 to 0.81% at March 31, 2016. Nonperforming loans as a percentage of total assets decreased from 0.92% at March 31, 2015 to 0.57% at March 31, 2016. Net charge-offs on loans during the first quarter of 2016 were $780,000, or 0.12% of loans on an annualized basis, compared with $405,000, or 0.08% of loans, in the first quarter of 2015. The Company’s allowance for loan losses at March 31, 2016 was $21.5 million, or 0.85% of total loans and 136.83% of nonperforming loans, compared with $21.9 million, or 1.09% of total loans and 104.85% of nonperforming loans, at March 31, 2015.

Noninterest Income

Total noninterest income for the first quarter of 2016 was $24.3 million, compared with $17.6 million in the first quarter of 2015. Service charges on deposit accounts in the first quarter of 2016 increased to $9.9 million, compared with $6.4 million in the first quarter of 2015. Stronger growth in commercial and treasury management accounts contributed to the growth in income, as did growth in balances that resulted from the Company’s acquisitions during the second quarter of 2015. Income from mortgage banking activity increased from $8.1 million in the first three months of 2015 to $10.2 million in the first three months of 2016 due to higher levels of production. Total production in the first quarter of 2016 amounted to $268.6 million (85% retail and 15% wholesale), compared with $188.3 million in the same quarter of 2015 (83% retail and 17% wholesale). Open pipelines finished the first quarter of 2016 at $161.5 million, compared with $94.5 million at the beginning of the first quarter of 2016 and $110.9 million at the end of the first quarter of 2015. Other non-interest income increased from $2.4 million during the first quarter of 2015 to $3.0 million during the first quarter of 2016 due to the increase in gains on sales of SBA loans.

Noninterest Expense

Total noninterest expense for the first quarter of 2016 increased to $55.6 million, compared with $40.8 million at the same time in 2015. During the first quarter of 2016, the Company incurred merger and conversion charges of $6.4 million, before tax, compared with only de minimis amounts in the first quarter of 2015. Increases in noninterest expenses were primarily the result of the acquisition of Merchants and the branch acquisition during the second quarter of 2015 and additional expenses related to increases in mortgage volume. Salaries and employee benefits increased from $20.6 million in the first quarter of 2015 to $26.2 million in the first quarter of 2016. Occupancy and equipment expense increased during the quarter from $4.6 million in the first quarter of 2015 to $5.7 million in the first quarter of 2016. Total data processing and telecommunications expense in the first quarter of 2016 was $6.1 million, compared with $4.3 million in the first quarter of 2015. Credit-related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $1.8 million in the first quarter of 2016, compared with $3.2 million in the first quarter of 2015. During the first quarter of 2015, the Company brought several larger non-performing assets closer to resolution and incurred higher than normal expenses associated with these efforts.

Income taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2016, the Company reported income tax expense of $6.1 million, compared with $4.7 million in the same period of 2015. The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 33.2% and 32.7%, respectively.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2016, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2016, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Book Value	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
March 31, 2016:
U.S. government agencies	$7,592	$7,628	1.91%	0.63	$5,600
State, county and municipal securities	$152,764	$157,533	4.16%	6.15	$6,102
Corporate debt securities	$8,407	$8,522	3.08%	7.13	$1,500
Mortgage-backed securities	$657,764	$663,420	2.29%	3.75	$121,438
Total debt securities	$826,527	$837,103	2.64%	4.20	$134,640

March 31, 2015:
U.S. government agencies	$14,954	$14,984	1.85%	4.71	$-
State, county and municipal securities	$154,499	$159,064	4.07%	6.31	$8,352
Corporate debt securities	$10,794	$10,935	6.67%	7.37	$1,250
Mortgage-backed securities	$420,497	$425,347	2.26%	3.69	$84,117
Total debt securities	$600,744	$610,330	2.80%	4.46	$93,719

Loans and Allowance for Loan Losses

At March 31, 2016, gross loans outstanding (including purchased non-covered and covered loans and mortgage loans held for sale) were $4.54 billion, an increase from the $4.02 billion reported at December 31, 2015. Mortgage loans held for sale decreased from $111.2 million at December 31, 2015 to $97.4 million at March 31, 2016. Legacy loans (excluding purchased non-covered, purchased non-covered loan pools and covered loans) increased $121.1 million, from $2.41 billion at December 31, 2015 to $2.53 billion at March 31, 2016. Purchased non-covered loans increased $358.4 million, from $771.6 million at December 31, 2015 to $1.13 billion at March 31, 2016. Purchased non-covered loan pools increased $63.8 million, from $593.0 million at December 31, 2015 to $656.7 million at March 31, 2016. Covered loans decreased $7.3 million, from $137.5 million at December 31, 2015 to $130.3 million at March 31, 2016.

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

The Company’s risk management processes include a loan review program designed to evaluate the credit risk in the loan portfolio and ensure credit grade accuracy. Through the loan review process, the Company conducts (1) a loan portfolio summary analysis, (2) charge-off and recovery analysis, (3) trends in accruing problem loan analysis, and (4) problem and past-due loan analysis. This analysis process serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged-off.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past-due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for the probable incurred losses in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Company’s Board of Directors. The review that management has developed primarily focuses on risk by evaluating individual loans in certain risk categories. These categories have also been established by management and take the form of loan grades. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses.

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

For the three months ended March 31, 2016, the Company recorded net charge-offs totaling $780,000, compared with 405,000 for the period ended March 31, 2015. The provision for loan losses for the three months ended March 31, 2016 decreased to $681,000, compared with $1.1 million during the three months ended March 31, 2015. At the end of the first quarter of 2016, the allowance for loan losses totaled $21.5 million, or 0.85% of total loans, compared with $21.1 million, or 0.88% of total loans, at December 31, 2015 and $21.9 million, or 1.09% of total loans, at March 31, 2015. This decline is attributable to the addition of purchased loans where there is not a carryover of the allowance for loan loss.

The following table presents an analysis of the allowance for loan losses for the three-month periods ended March 31, 2016 and March 31, 2015:

(Dollars in Thousands)	March 31, 2016	March 31, 2015
Balance of allowance for loan losses at beginning of period	$21,062	$21,157
Provision charged to operating expense	681	1,069
Charge-offs:
Commercial, financial and agricultural	406	392
Real estate – residential	468	268
Real estate – commercial and farmland	347	12
Real estate – construction and development	155	97
Consumer installment	59	86
Purchased, non-covered loans	307	230
Covered loans	72	563
Total charge-offs	1,814	1,648

Recoveries:
Commercial, financial and agricultural	73	285
Real estate – residential	314	57
Real estate – commercial and farmland	121	15
Real estate – construction and development	122	31
Consumer installment	25	62
Purchased, non-covered loans	658	662
Covered loans	240	162
Total recoveries	1,553	1,274

Net charge-offs	261	374

Balance of allowance for loan losses at end of period	$21,482	$21,852
Net annualized charge-offs as a percentage of average loans	0.12%	0.08%
Allowance for loan losses allocated to legacy loans as a percentage of legacy loans at end of period	0.76%	1.09%
Allowance for loan losses allocated to purchased, non-covered loans as a percentage of purchased, non-covered loans at end of period	0.04%	0.00%
Allowance for loan losses allocated to purchased loan pools as a percentage of purchased loan pools at end of period	0.20%	0.00%
Allowance for loan losses allocated to covered loans as a percentage of covered loans at end of period	0.41%	0.00%

Purchased Non-Covered Assets

Loans that were acquired in bank acquisitions and are not covered by the loss-sharing agreements with the FDIC (“purchased non-covered loans”) totaled $1.13 billion, $771.6 million and $643.1 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. OREO that was acquired in transactions and is not covered by the loss-sharing agreements with the FDIC totaled $15.0 million, $14.3 million and $13.8 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Purchased non-covered assets include assets that were acquired in FDIC-assisted transactions, but are no longer covered by the loss-sharing agreements due to the expiration of the loss-sharing portion of the agreements.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015, the Company recorded a net provision for loan loss credit of $351,000, $237,000 and $432,000, respectively, due to recoveries received on previously charged off purchased non-covered loans. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Purchased non-covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural	$111,537	$45,462	$36,258
Real estate – construction and development	103,753	72,080	53,668
Real estate – commercial and farmland	598,935	390,755	291,760
Real estate – residential	309,770	258,153	257,216
Consumer installment	5,924	5,104	4,190
	$1,129,919	$771,554	$643,092

Purchased Loan Pools

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of March 31, 2016, purchased loan pools totaled $656.7 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $644.3 million and $12.4 million of purchase premium paid at acquisition. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of purchase premium paid at acquisition. The Company has allocated approximately $1.3 million and $581,000 of the allowance for loan losses to the purchased loan pools at March 31, 2016 and December 31, 2015, respectively. The Company did not have any purchased loan pools at March 31, 2015.

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $130.3 million, $137.5 million and $245.7 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $3.8 million, $5.0 million and $16.1 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. The FDIC loss-share receivable reported at March 31, 2016, December 31, 2015 and March 31, 2015 was $1.2 million, $6.3 million and $23.3 million, respectively, which is net of the clawback liability the Bank expects to pay the FDIC.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the three months ended March 31, 2016, the Company recorded a net provision for loan loss credit of $168,000, net of the FDIC loss-share receivable, due to recoveries received on previously charged off covered loans. During the year ended December 31, 2015 and the three months ended March 31, 2015, the Company recorded provision for loan loss expense of $751,000 and $401,000, respectively, net of the FDIC loss-share receivable, to account for losses where there was a decrease in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively over the remaining life of the loan, with an associated write off of the remaining indemnification asset over the shorter of the life of the loan or the loss-share agreement.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural	$4,739	$5,546	$20,905
Real estate – construction and development	7,205	7,612	19,519
Real estate – commercial and farmland	67,055	71,226	130,290
Real estate – residential	51,176	53,038	74,847
Consumer installment	104	107	184
	$130,279	$137,529	$245,745

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

Nonaccrual loans, excluding purchased non-covered loans, purchased non-covered loan pools and covered loans, totaled $15.7 million at March 31, 2016, a 24.7% decrease from $20.8 million reported at the end of the first quarter of 2015. Nonaccrual purchased non-covered loans totaled $19.2 million at March 31, 2016, compared with $17.3 million at March 31, 2015. Nonaccrual loans acquired in the JAXB acquisition totaled $4.8 million at March 31, 2016. At March 31, 2016, OREO (excluding purchased non-covered and covered OREO) totaled $15.0 million, compared with $32.3 million at March 31, 2015. Purchased non-covered OREO totaled $15.0 million at March 31, 2016, compared with $13.8 million at March 31, 2015. OREO acquired in the JAXB acquisition totaled $1.8 million at March 31, 2016. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2016, total non-covered non-performing assets decreased to 1.06% of total assets compared with 2.03% at March 31, 2015.

Non-performing assets (excluding covered assets) at March 31, 2016, December 31, 2015 and March 31, 2015 were as follows:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Total nonaccrual loans (excluding purchased non-covered and covered loans)	$15,700	$16,860	$20,841
Nonaccrual purchased non-covered loans	19,187	13,330	17,308
Accruing loans delinquent 90 days or more	-	-	-
Foreclosed assets (excluding purchased assets)	14,967	16,147	32,339
Purchased, non-covered other real estate owned	15,048	14,333	13,818
Total non-performing assets, excluding covered assets	$64,902	$60,670	$84,306

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$279	10	$75
Real estate – construction & development	9	476	2	30
Real estate – commercial & farmland	17	5,945	3	1,871
Real estate – residential	52	7,648	19	1,040
Consumer installment	10	37	21	87
Total	93	$14,385	55	$3,103

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$240	10	$110
Real estate – construction & development	11	792	3	63
Real estate – commercial & farmland	16	5,766	3	596
Real estate – residential	51	7,574	20	1,123
Consumer installment	12	46	23	94
Total	94	$14,418	59	$1,986

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$277	3	$17
Real estate – construction & development	9	789	4	90
Real estate – commercial & farmland	20	7,309	1	64
Real estate – residential	42	4,513	11	736
Consumer installment	10	47	15	90
Total	86	$12,935	34	$997

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	10	$312	5	$42
Real estate – construction & development	9	476	2	30
Real estate – commercial & farmland	18	5,985	2	1,831
Real estate – residential	49	7,158	22	1,531
Consumer installment	17	53	14	70
Total	103	$13,984	45	$3,504

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	11	$314	3	$37
Real estate – construction & development	10	771	4	83
Real estate – commercial & farmland	16	5,739	3	624
Real estate – residential	49	7,086	22	1,610
Consumer installment	20	75	15	65
Total	106	$13,985	47	$2,419

As of March 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$289	1	$5
Real estate – construction & development	9	789	4	90
Real estate – commercial & farmland	17	6,563	4	810
Real estate – residential	38	3,807	15	1,442
Consumer installment	14	75	11	62
Total	85	$11,523	35	$2,409

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$1,854	7	$208
Forbearance of Principal	7	2,933	8	203
Forgiveness of Principal	2	1,221	1	357
Rate Reduction Only	14	1,845	1	29
Rate Reduction, Forbearance of Interest	41	2,630	20	222
Rate Reduction, Forbearance of Principal	10	3,112	15	1,728
Rate Reduction, Forgiveness of Interest	9	790	2	353
Rate Reduction, Forgiveness of Principal	-	-	1	3
Total	93	$14,385	55	$3,103

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$1,891	8	$247
Forgiveness of Principal	2	1,241	1	357
Forbearances of Principal	6	2,798	8	158
Rate Reduction Only	15	1,869	2	226
Rate Reduction, Forbearance of Interest	39	2,504	23	383
Rate Reduction, Forbearance of Principal	12	3,316	15	256
Rate Reduction, Forgiveness of Interest	9	795	2	359
Rate Reduction, Forgiveness of Principal	1	4	-	-
Total	94	$14,418	59	$1,986

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	10	$1,891	4	$267
Forbearance of Principal	6	162	1	44
Forgiveness of Principal	5	2,374	-	-
Rate Reduction Only	16	2,346	2	32
Rate Reduction, Forbearance of Interest	29	2,124	20	470
Rate Reduction, Forbearance of Principal	9	2,953	7	184
Rate Reduction, Forgiveness of Interest	10	1,081	-	-
Rate Reduction, Forgiveness of Principal	1	4	-	-
Total	86	$12,935	34	$997

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$793	-	$-
Raw Land	9	476	2	30
Agriculture	1	59	-	-
Apartments	3	1,505	-	-
Hotel & Motel	3	1,842	-	-
Office	3	495	-	-
Retail, including Strip Centers	3	1,311	1	40
1-4 Family Residential	51	7,588	21	1,055
Church	-	-	2	1,831
Automobile/Equipment/CD	14	93	28	143
Unsecured	1	223	1	4
Total	93	$14,385	55	$3,103

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$608	1	$198
Raw Land	6	165	3	62
Apartment	1	1,314	-	-
Hotel & Motel	3	1,882	-	-
Office	3	499	-	-
Retail, including Strip Centers	3	1,335	1	42
1-4 Family Residential	58	8,329	22	1,139
Church	-	-	1	357
Automobile/Equipment/CD	15	61	30	184
Unsecured	1	225	1	4
Total	94	$14,418	59	$1,986

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	6	$923	-	$-
Raw Land	9	789	4	90
Agriculture	1	304	1	65
Apartments	1	1,314	-	-
Hotel & Motel	3	2,001	-	-
Office	3	514	-	-
Retail, including Strip Centers	5	1,893	-	-
1-4 Family Residential	42	4,513	13	759
Church	1	359	-	-
Automobile/Equipment/CD	14	92	15	78
Unsecured	1	233	1	5
Total	86	$12,935	34	$997

As of March 31, 2016, December 31, 2015 and March 31, 2015, the Company had a balance of $9.9 million, $10.0 million and $1.7 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$19
Real estate – construction & development	2	509	3	39
Real estate – commercial & farmland	12	6,003	4	431
Real estate – residential	12	2,398	5	486
Consumer installment	2	5	2	2
Total	29	$8,917	16	$977

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$21
Real estate – construction & development	1	363	3	42
Real estate – commercial & farmland	14	6,214	3	412
Real estate – residential	13	2,789	4	180
Consumer installment	2	5	2	3
Total	31	$9,373	14	$658

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$1
Real estate – construction & development	1	328	-	-
Real estate – commercial & farmland	3	720	1	69
Real estate – residential	5	477	2	93
Consumer installment	1	1	1	4
Total	10	$1,526	5	$167

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$21	-	$-
Real estate – construction & development	2	510	3	39
Real estate – commercial & farmland	14	6,379	2	54
Real estate – residential	11	2,059	6	824
Consumer installment	3	7	1	1
Total	33	$8,976	12	$918

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$23	-	$-
Real estate – construction & development	2	374	2	30
Real estate – commercial & farmland	15	6,570	2	57
Real estate – residential	9	2,086	8	883
Consumer installment	3	7	1	1
Total	32	$9,060	13	$971

As of March 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	-	$-
Real estate – construction & development	1	328	-	-
Real estate – commercial & farmland	3	720	1	69
Real estate – residential	5	477	2	93
Consumer installment	2	5	-	-
Total	12	$1,531	3	$162

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	5	$1,893	3	$116
Forbearance of Principal	2	570	-	-
Payment Modification Only	1	346	-	-
Forbearance of Principal, extended amortization	1	84	1	347
Rate Reduction Only	7	4,044	2	76
Rate Reduction, Forgiveness of Interest	2	151	-	-
Rate Reduction, Forbearance of Interest	7	699	9	419
Rate Reduction, Forbearance of Principal	4	1,130	1	19
Total	29	$8,917	16	$977

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	4	$1,465	2	$87
Forbearance of Principal	2	574	-	-
Payment Modification Only	2	892	-	-
Forbearance of Principal, extended amortization	1	86	1	355
Rate Reduction Only	8	4,054	2	77
Rate Reduction, Forgiveness of Interest	2	152	-	-
Rate Reduction, Forbearance of Interest	8	1,011	8	118
Rate Reduction, Forbearance of Principal	4	1,139	1	21
Total	31	$9,373	14	$658

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	1	$1	1	$68
Payment Modification Only	1	117	-	-
Rate Reduction Only	2	383	1	25
Rate Reduction, Forgiveness of Interest	2	154	-	-
Rate Reduction, Forbearance of Interest	1	231	-	-
Rate Reduction, Forbearance of Principal	3	640	3	74
Total	10	$1,526	5	$167

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,685	1	$29
Raw Land	1	380	5	116
Hotel & Motel	1	156	-	-
Retail, including Strip Centers	4	3,372	-	-
Office	2	526	-	-
1-4 Family Residential	15	2,791	6	811
Automobile/Equipment/Inventory	3	7	4	21
Total	29	$8,917	16	$977

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,722	-	$-
Raw Land	-	-	4	63
Hotel & Motel	1	158	-	-
Retail, including Strip Centers	5	3,421	-	-
Office	2	530	-	-
1-4 Family Residential	17	3,535	6	571
Automobile/Equipment/Inventory	3	7	4	24
Total	31	$9,373	14	$658

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$117	1	$69
Raw Land	2	384	-	-
Office	1	466	-	-
Retail, including Strip Centers	1	136	-	-
1-4 Family Residential	4	422	2	93
Automobile/Equipment/Inventory	1	1	2	5
Total	10	$1,526	5	$167

As of March 31, 2016, December 31, 2015 and March 31, 2015, the Company had a balance of $15.7 million, $15.5 million and $22.3 million, respectively, in troubled debt restructurings included in covered loans. The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	3	$77
Real estate – construction & development	4	790	-	-
Real estate – commercial & farmland	3	1,311	5	2,133
Real estate – residential	96	10,200	26	1,224
Consumer installment	1	7	-	-
Total	104	$12,308	34	$3,434

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	2	$1
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	4	1,967	3	1,067
Real estate – residential	97	10,529	26	1,116
Consumer installment	2	8	-	-
Total	107	$13,283	31	$2,184

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$3	2	$-
Real estate – construction & development	3	2,819	1	13
Real estate – commercial & farmland	13	6,461	2	1,736
Real estate – residential	97	11,436	10	821
Consumer installment	1	2	-	-
Total	115	$20,721	15	$2,570

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$1	1	$76
Real estate – construction & development	4	790	-	-
Real estate – commercial & farmland	7	2,831	1	613
Real estate – residential	99	9,200	23	2,224
Consumer installment	1	7	-	-
Total	113	$12,829	25	$2,913

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$-	-	$-
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	5	2,890	2	144
Real estate – residential	95	9,057	28	2,589
Consumer installment	2	8	-	-
Total	108	$12,734	30	$2,733

As of March 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$3	-	$-
Real estate – construction & development	3	2,819	1	13
Real estate – commercial & farmland	14	6,469	2	1,728
Real estate – residential	87	10,553	19	1,704
Consumer installment	1	2	-	-
Total	108	$19,846	22	$3,445

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	5	$1,311	5	$597
Forbearance of Principal	-	-	2	2
Rate Reduction Only	80	9,318	9	1,521
Rate Reduction, Forbearance of Interest	9	584	16	395
Rate Reduction, Forbearance of Principal	7	702	2	919
Rate Reduction, Forgiveness of Interest	3	393	-	-
Total	104	$12,308	34	$3,434

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	5	$1,347	4	$88
Forbearance of Principal	-	-	2	4
Rate Reduction Only	84	10,270	7	744
Rate Reduction, Forbearance of Interest	8	564	16	422
Rate Reduction, Forbearance of Principal	7	708	2	926
Rate Reduction, Forgiveness of Interest	3	394	-	-
Total	107	$13,283	31	$2,184

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of Interest	4	$1,600	1	$8
Forbearance of Principal	-	-	1	-
Rate Reduction Only	96	16,836	7	1,480
Rate Reduction, Forbearance of Interest	7	388	3	13
Rate Reduction, Forbearance of Principal	5	1,498	3	1,069
Rate Reduction, Forgiveness of Interest	3	399	-	-
Total	115	$20,721	15	$2,570

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and nonaccrual at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw Land	4	$790	-	$-
Agriculture	1	523	-	-
Hotel & Motel	-	-	2	1,530
Office	-	-	1	475
Retail, including Strip Centers	2	534	1	2
1-4 Family Residential	95	10,399	27	1,351
Automobile/Equipment/Inventory	2	62	3	76
Total	104	$12,308	34	$3,434

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw Land	5	$1,321	-	$-
Hotel & Motel	1	620	1	923
Retail, including Strip Centers	2	537	1	6
1-4 Family Residential	97	10,742	27	1,255
Automobile/Equipment/Inventory	2	63	2	-
Total	107	$13,283	31	$2,184

As of March 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,489	-	$-
Raw Land	2	424	1	13
Hotel & Motel	4	3,208	1	946
Office	1	90	1	782
Retail, including Strip Centers	6	3,918	1	8
1-4 Family Residential	99	11,589	9	821
Automobile/Equipment/Inventory	1	3	2	-
Total	115	$20,721	15	$2,570

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

As of March 31, 2016, the Company exhibited a concentration in CRE loans based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2016 and December 31, 2015. The loan categories and concentrations below are based on Federal Reserve Call codes and include all loans:

(Dollars in Thousands)	March 31, 2016		December 31, 2015
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$375,778	8%	$324,385	8%
Multi-family loans	107,181	2%	102,320	3%
Nonfarm non-residential loans	1,713,696	39%	1,464,652	37%
Total CRE Loans	$2,196,655	49%	$1,891,357	48%
All other loan types	2,248,284	51%	2,017,566	52%
Total Loans	$4,444,939	100%	$3,908,923	100%

The following table outlines the percentage of total CRE loans, net of owner occupied loans, to total risk-based capital, and the Company’s internal concentration limits as of March 31, 2016 and December 31, 2015:

	Internal	March 31, 2016	December 31, 2015
	Limit	Actual	Actual
Construction and development	100%	63%	63%

Commercial real estate	300%	195%	189%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At March 31, 2016, the Company’s short-term investments were $107.4 million, compared with $272.0 million and $126.2 million at December 31, 2015 and March 31, 2015, respectively. At March 31, 2016, $8.7 million was in federal funds sold and $98.7 million was in interest-bearing balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company had a cash flow hedge that was scheduled to mature September 15, 2020 with a notional amount of $37.1 million at March 31, 2016, December 31, 2015 and March 31, 2015, for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument amounted to a liability of approximately $2.3 million, $1.4 million and $1.8 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $4.8 million, $2.7 million and $1.1 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, and a liability of approximately $592,000, $137,000 and $548,000 at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. No material hedge ineffectiveness from cash flow hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

On January 29, 2015, the Company completed a private placement of 5,320,000 shares of common stock at a price of $22.50 per share. The Company received net proceeds from the issuance of approximately $114.5 million, after deducting placement agent commissions and other issuance costs. The Company used the net proceeds to fund the acquisitions of Merchants and eighteen Bank of America branches located in North Florida and South Georgia.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules defined a new capital measure called "Common Equity Tier 1" ("CET1"), established that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, defined Common Equity Tier 1, established a capital conservation buffer and expanded the scope of the adjustments as compared with existing regulations. The capital conservation buffer is being phased in from 0.0% for 2015 and 0.625% for 2016. It is being increased by 0.625% per year until reaching 2.50% by 2019. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

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

As of March 31, 2016, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31, 2016	December 31, 2015	March 31, 2015
Leverage Ratio(tier 1 capital to average assets)
Consolidated	8.49%	8.70%	10.12%
Ameris Bank	9.33	9.32	11.43
CET1 Ratio(common equity tier 1capital to risk weighted assets)
Consolidated	8.71	9.54	13.87
Ameris Bank	11.23	11.74	15.67
Core Capital Ratio(tier 1 capital to risk weighted assets)
Consolidated	10.22	10.96	13.87
Ameris Bank	11.23	11.74	15.67
Total Capital Ratio(total capital to risk weighted assets)
Consolidated	10.66	11.45	14.62
Ameris Bank	11.67	12.24	16.42

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2016, December 31, 2015 and March 31, 2015, there were $110.5 million, $39.0 million and $43.9 million, respectively, outstanding borrowings with the Company’s correspondent banks.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment securities available for sale to total deposits	16.00%	16.05%	17.91%	19.11%	17.54%
Loans (net of unearned income) to total deposits	84.98%	80.11%	80.77%	76.66%	82.99%
Interest-earning assets to total assets	89.98%	90.81%	90.17%	89.69%	89.06%
Interest-bearing deposits to total deposits	70.77%	72.74%	71.84%	71.62%	72.21%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2016 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and are part of the Company’s program to manage interest rate sensitivity. At March 31, 2016, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three month LIBOR and matures September 2020. The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to a net asset of approximately $4.2 million, $2.5 million and $3.5 million at March 31, 2016, December 31, 2015, and March 31, 2015 respectively. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

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

During the quarter ended March 31, 2016, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

AMERIS BANCORP
Date: May 9, 2016
/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President and Chief Financial Officer
(duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

4.1	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of June 17, 2004 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

4.2	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2034 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

4.4	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of September 15, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

4.5	Second Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

4.6	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

4.7	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of December 14, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

4.8	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

4.9	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

Exhibit No.	Description

4.10	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wells Fargo Bank, National Association dated as of June 20, 2008 (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

4.11	First Supplemental Indenture dated as of March 11, 2016 by and between Ameris Bancorp and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

4.12	Form of Junior Subordinated Debt Security Due 2038 (incorporated by reference to Exhibit 4.12 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended March 31, 2016, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

