Form 10-Q
period 2016-06-30
Ameris Bancorp
filed 2016-08-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 34,873,100 shares of Common Stock outstanding as of August 1, 2016.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$116,255	$118,518	$115,413
Federal funds sold and interest-bearing accounts	68,273	272,045	239,804
Investment securities available for sale, at fair value	843,646	783,185	862,154
Other investments	19,125	9,323	9,322
Mortgage loans held for sale, at fair value	102,757	111,182	108,829

Loans, net of unearned income	2,819,071	2,406,877	2,171,600
Purchased loans not covered by FDIC loss-share agreements (“purchased non-covered loans”)	1,072,217	771,554	808,313
Purchased loan pools not covered by FDIC loss-share agreements (“purchased loan pools”)	610,425	592,963	268,984
Purchased loans covered by FDIC loss-share agreements (“covered loans”)	121,418	137,529	209,598
Less: allowance for loan losses	(21,734)	(21,062)	(21,658)
Loans, net	4,601,397	3,887,861	3,436,837

Other real estate owned, net	13,765	16,147	22,567
Purchased, non-covered other real estate owned, net	13,928	14,333	13,112
Covered other real estate owned, net	2,742	5,011	12,626
Total other real estate owned, net	30,435	35,491	48,305
Premises and equipment, net	123,978	121,639	124,916
FDIC loss-share receivable, net	-	6,301	14,957
Other intangible assets, net	20,574	17,058	19,189
Goodwill	121,422	90,082	87,367
Cash value of bank owned life insurance	77,095	64,251	59,552
Other assets	96,337	72,004	79,089
Total assets	$6,221,294	$5,588,940	$5,205,734

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,553,972	$1,329,857	$1,280,174
Interest-bearing	3,625,560	3,549,433	3,231,373

Total deposits	5,179,532	4,879,290	4,511,547
Securities sold under agreements to repurchase	37,139	63,585	75,066
FDIC loss-share payable, net	1,897	-	-
Other borrowings	260,191	39,000	39,000
Other liabilities	33,050	22,432	24,026
Subordinated deferrable interest debentures	83,570	69,874	69,325
Total liabilities	5,595,379	5,074,181	4,718,964

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-	-
Common stock, par value $1; 100,000,000 shares authorized; 36,303,163; 33,625,162 and 33,608,866 issued	36,303	33,625	33,609
Capital surplus	408,549	337,349	336,212
Retained earnings	181,701	152,820	126,265
Accumulated other comprehensive income	12,960	3,353	3,072
Treasury stock, at cost, 1,455,852; 1,413,777 and 1,413,777 shares	(13,598)	(12,388)	(12,388)
Total stockholders’ equity	625,915	514,759	486,770
Total liabilities and stockholders’ equity	$6,221,294	$5,588,940	$5,205,734

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME/(LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$54,164	$39,838	$103,355	$78,456
Interest on taxable securities	4,554	3,747	9,140	6,900
Interest on nontaxable securities	454	462	900	931
Interest on deposits in other banks and federal funds sold	168	182	504	310
Total interest income	59,340	44,229	113,899	86,597
Interest expense
Interest on deposits	2,915	2,264	5,656	4,544
Interest on other borrowings	1,836	1,277	3,218	2,533
Total interest expense	4,751	3,541	8,874	7,077
Net interest income	54,589	40,688	105,025	79,520
Provision for loan losses	889	2,656	1,570	3,725
Net interest income after provision for loan losses	53,700	38,032	103,455	75,795
Noninterest income
Service charges on deposit accounts	10,436	7,151	20,351	13,580
Mortgage banking activity	14,142	9,727	24,353	17,810
Other service charges, commissions and fees	967	829	2,078	1,497
Gain on sale of securities	-	10	94	22
Other noninterest income	2,834	2,909	5,789	5,292
Total noninterest income	28,379	20,626	52,665	38,201
Noninterest expense
Salaries and employee benefits	27,531	22,465	53,718	43,097
Occupancy and equipment expense	6,371	4,809	12,071	9,363
Advertising and marketing expense	854	833	1,659	1,474
Amortization of intangible assets	1,319	630	2,339	1,260
Data processing and communications costs	6,049	4,214	12,162	8,474
Credit resolution-related expenses	1,764	11,240	3,563	14,401
Merger and conversion charges	-	5,712	6,359	5,727
Other noninterest expenses	8,471	6,961	16,088	13,895
Total noninterest expense	52,359	56,864	107,959	97,691
Income before income tax expense	29,720	1,794	48,161	16,305
Income tax expense	9,671	486	15,795	5,233
Net income	20,049	1,308	32,366	11,072
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax of $3,630, $1,901, $5,641 and $1,561	6,742	(3,531)	10,476	(2,881)
Reclassification adjustment for gains included in earnings, net of tax of $0, $3, $33 and $8	-	(6)	(61)	(14)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax of $104, $138, $435 and $70	(193)	256	(808)	(131)
Other comprehensive income (loss)	6,549	(3,281)	9,607	(3,026)
Total comprehensive income (loss)	$26,598	$(1,973)	$41,973	$8,046
Basic earnings per common share	$0.58	$0.04	$0.96	$0.35
Diluted earnings per common share	$0.57	$0.04	$0.95	$0.35
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10
Weighted average common shares outstanding
Basic	34,833	32,184	33,792	31,318
Diluted	35,153	32,520	34,107	31,653

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Shares	Amount	Shares	Amount

COMMON STOCK
Balance at beginning of period	33,625,162	$33,625	28,159,027	$28,159
Issuance of common stock	2,549,469	2,549	5,320,000	5,320
Issuance of restricted shares	110,653	111	71,000	71
Cancellation of restricted shares	(3,085)	(3)	-	-
Proceeds from exercise of stock options	20,964	21	58,839	59

Issued at end of period	36,303,163	$36,303	33,608,866	$33,609

CAPITAL SURPLUS
Balance at beginning of period		$337,349		$225,015
Stock-based compensation		1,009		760
Issuance of common shares, net of issuance costs of $0 and $4,811		69,906		109,569
Issuance of restricted shares		(111)		(71)
Cancellation of restricted shares		3		-
Proceeds from exercise of stock options		393		939

Balance at end of period		$408,549		$336,212

RETAINED EARNINGS
Balance at beginning of period		$152,820		$118,412
Net income		32,366		11,072
Dividends on common shares		(3,485)		(3,219)

Balance at end of period		$181,701		$126,265

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$3,353		$6,098
Other comprehensive income (loss) during the period		9,607		(3,026)

Balance at end of period		$12,960		$3,072

TREASURY STOCK
Balance at beginning of period	1,413,777	$(12,388)	1,385,164	$(11,656)
Purchase of treasury shares	42,075	(1,210)	28,613	(732)

Balance at end of period	1,455,852	$(13,598)	1,413,777	$(12,388)

TOTAL STOCKHOLDERS’ EQUITY		$625,915		$486,770

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$32,366	$11,072
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	4,631	3,950
Amortization of intangible assets	2,339	1,260
Net amortization of investment securities available for sale	3,113	2,669
Net gains on securities available for sale	(94)	(22)
Stock based compensation expense	1,009	760
Net losses on sale or disposal of premises and equipment	574	98
Net write-downs and losses on sale of other real estate owned	1,995	9,779
Provision for loan losses	1,570	3,725
Accretion of discount on covered loans	(2,247)	(6,251)
Accretion of discount on purchased non-covered loans	(6,597)	(5,388)
Changes in FDIC loss-share receivable/payable, net of cash payments received	4,033	3,855
Increase in cash surrender value of BOLI	(776)	(685)
Originations of mortgage loans held for sale	(641,667)	(472,660)
Payments received on mortgage loans held for sale	644	-
Proceeds from sales of mortgage loans held for sale	613,430	449,570
Net gains on sale of mortgage loans held for sale	(25,942)	(18,244)
Originations of SBA loans	(33,079)	(26,684)
Proceeds from sales of SBA loans	18,067	20,539
Net gains on sale of SBA loans	(1,745)	(2,290)
Change attributable to other operating activities	12,335	7,683
Net cash provided by (used in) operating activities	(16,041)	(17,264)

Cash flows from investing activities:
Purchase of securities available for sale	(90,556)	(230,226)
Proceeds from maturities of securities available for sale	56,262	36,544
Proceeds from sales of securities available for sale	46,731	30,113
Decrease (increase) in other investments, net	(7,597)	1,825
Net increase in loans, excluding purchased non-covered and covered loans	(336,554)	(257,665)
Purchases of loan pools	(94,707)	(268,984)
Payments received on purchased non-covered loans	103,985	80,668
Payments received on purchased pool loans	74,652	-
Payments received on covered loans	16,881	42,103
Purchases of premises and equipment	(6,878)	(6,595)
Proceeds from sales of premises and equipment	161	217
Proceeds from sales of other real estate owned	9,818	27,691
Payments received from FDIC under loss-share agreements	4,165	12,539
Net cash proceeds received (paid) from acquisitions	(7,205)	673,840
Net cash provided by (used in) investing activities	(230,842)	142,070

Cash flows from financing activities:
Net increase (decrease) in deposits	(101,118)	27,829
Net decrease in securities sold under agreements to repurchase	(26,446)	(39,832)
Proceeds from other borrowings	172,700	-
Repayment of other borrowings	(7)	(39,881)
Dividends paid - common stock	(3,484)	(3,220)
Purchase of treasury shares	(1,211)	(731)
Issuance of common stock	-	114,889
Proceeds from exercise of stock options	414	998
Net cash provided by (used in) financing activities	40,848	60,052

Net increase (decrease) in cash and cash equivalents	(206,035)	184,858
Cash and cash equivalents at beginning of period	390,563	170,359
Cash and cash equivalents at end of period	$184,528	$355,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,801	$7,220
Income taxes	$17,395	$2,659
Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$1,499	$8,636
Purchased non-covered loans transferred to other real estate owned	$2,663	$2,039
Covered loans transferred to other real estate owned	$757	$6,534
Loans provided for the sales of other real estate owned	$905	$1,948
Change in unrealized gain on securities available for sale, net of tax	$10,415	$(2,895)
Change in unrealized loss on cash flow hedge (interest rate swap), net of tax	$(808)	$(131)
Issuance of common stock in acquisitions	$72,455	$-

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2016, the Bank operated 102 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Newly Issued Accounting Pronouncements

ASU 2016-13 - Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

ASU 2016-09 – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. Under ASU 2016-09, companies will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. The standard eliminates the requirement that excess tax benefits be realized before companies can recognize them. The excess tax benefits will be reported as an operating activity on the statement of cash flows, and the cash paid to a tax authority when shares are withheld to satisfy a company’s statutory income tax withholding obligation will be reported as a financing activity on its statement of cash. In addition, the standard increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. ASU 2016-09 permits companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

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

The following table presents the assets acquired and liabilities of JAXB assumed as of March 11, 2016 and their initial fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by JAXB	Initial Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$9,704	$-		$9,704
Federal funds sold and interest-bearing balances	7,027	-		7,027
Investment securities	60,836	(942	)(a)	59,894
Other investments	2,458	-		2,458
Loans	416,831	(15,746	)(b)	401,085
Less allowance for loan losses	(12,613)	12,613	(c)	-
Loans, net	404,218	(3,133)		401,085
Other real estate owned	2,873	(1,035	)(d)	1,838
Premises and equipment	4,798	-		4,798
Intangible assets	288	5,566	(e)	5,854
Other assets	14,141	23,266	(f)	37,407
Total assets	$506,343	$23,722		$530,065
Liabilities
Deposits:
Noninterest-bearing	$123,399	$-		$123,399
Interest-bearing	277,539	421	(g)	277,960
Total deposits	400,938	421		401,359
Other borrowings	48,350	84	(h)	48,434
Other liabilities	2,354	-		2,354
Subordinated deferrable interest debentures	16,294	(3,393	)(i)	12,901
Total liabilities	467,936	(2,888)		465,048
Net identifiable assets acquired over (under) liabilities assumed	38,407	26,610		65,017
Goodwill	-	31,375		31,375
Net assets acquired over (under) liabilities assumed	$38,407	$57,985		$96,392
Consideration:
Ameris Bancorp common shares issued	2,549,469
Purchase price per share of the Company's common stock	$28.42
Company common stock issued	72,455
Cash exchanged for shares	23,937
Fair value of total consideration transferred	$96,392

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, net of the reversal of JAXB remaining fair value adjustments from their prior acquisitions.

(c)	Adjustment reflects the elimination of JAXB’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio, which is based largely on contracted sale prices.

(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(f)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes and the reversal of JAXB valuation allowance established on their deferred tax assets.

(g)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the liability for other borrowings.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date, net of the reversal of JAXB remaining fair value adjustments from their prior acquisitions.

Goodwill of $31.4 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the JAXB acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $401.1 million of loans at fair value, net of $15.7 million, or 3.78%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $28.3 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(Dollars in Thousands)
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

The following table presents the assets acquired and liabilities assumed as of June 12, 2015 and their fair value estimates.

(Dollars in Thousands)	As Recorded by Bank of America	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$630,220	$-		$-		$630,220
Loans	4,363	-		(364	)(d)	3,999
Premises and equipment	10,348	1,060	(a)	(755	)(e)	10,653
Intangible assets	-	7,651	(b)	985	(f)	8,636
Other assets	126	-		-		126
Total assets	$645,057	$8,711		$(134)		$653,634

Liabilities
Deposits:
Noninterest-bearing	$149,854	$-		$-		$149,854
Interest-bearing	495,110	(215	)(c)	-		494,895
Total deposits	644,964	(215)		-		644,749
Other liabilities	93	-		-		93
Total liabilities	645,057	(215)		-		644,842
Net identifiable assets acquired over (under) liabilities assumed	-	8,926		(134)		8,792
Goodwill	-	11,076		134		11,210
Net assets acquired over (under) liabilities assumed	$-	$20,002		$-		$20,002

Consideration:
Cash paid as deposit premium	$20,002
Fair value of total consideration transferred	$20,002

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the premises and equipment as of the acquisition date.

(b)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(c)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

(d)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(e)	Adjustment reflects additional recording of fair value adjustment of the premises and equipment.

(f)	Adjustment reflects additional recording of core deposit intangible on the acquired core deposit accounts.

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

The acquisition of Merchants was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third and fourth quarters of 2015, management revised its initial estimates regarding the valuation of investment securities, core deposit intangible and other assets acquired. In addition, management continued its assessment and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Section 382 of the Internal Revenue Code of 1986, as amended. During the second quarter of 2016, management revised its initial estimates regarding the valuation of loans.

The following table presents the assets acquired and liabilities of Merchants assumed as of May 22, 2015 and their fair value estimates.

(Dollars in Thousands)	As Recorded by Merchants	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$7,527	$-		$-		$7,527
Federal funds sold and interest-bearing balances	106,188	-		-		106,188
Investment securities	164,421	(553	)(a)	(639	)(j)	163,229
Other investments	872	-		(253	)(k)	619
Loans	199,955	(8,500	)(b)	91	(o)	191,546
Less allowance for loan losses	(3,354)	3,354	(c)	-		-
Loans, net	196,601	(5,146)		91		191,546
Other real estate owned	4,082	(1,115	)(d)	-		2,967
Premises and equipment	14,614	(3,680	)(e)	-		10,934
Intangible assets	-	4,577	(f)	(634	)(l)	3,943
Other assets	2,333	2,335	(g)	(1,109	)(m)	3,559
Total assets	$496,638	$(3,582)		$(2,544)		$490,512

Liabilities
Deposits:
Noninterest-bearing	$121,708	$-		$-		$121,708
Interest-bearing	286,112	-		41,588	(n)	327,700
Total deposits	407,820	-		41,588		449,408
Federal funds purchased and securities sold under agreements to repurchase	41,588	-		(41,588	)(n)	-
Other liabilities	2,151	81	(h)	-		2,232
Subordinated deferrable interest debentures	6,186	(2,680	)(i)	-		3,506
Total liabilities	457,745	(2,599)		-		455,146
Net identifiable assets acquired over (under) liabilities assumed	38,893	(983)		(2,544)		35,366
Goodwill	-	12,090		2,544		14,634
Net assets acquired over (under) liabilities assumed	$38,893	$11,107		$-		$50,000

Consideration:
Cash exchanged for shares	$50,000
Fair value of total consideration transferred	$50,000

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Merchants’ allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired premises.

(f)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(g)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of interest rate swap liabilities.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(j)	Adjustment reflects the additional fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(k)	Adjustment reflects the fair value adjustments of other investments as of the acquisition date.

(l)	Adjustment reflects adjustment to the core deposit intangible on the acquired core deposit accounts.

(m)	Adjustment reflects the additional deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(n)	Subsequent to acquisition, the acquired securities sold under agreements to repurchase were converted to deposit accounts and are no longer reported as securities sold under agreements to repurchase on the Consolidated Balance Sheet as of December 31, 2015.

(o)	Adjustment reflects additional recording of fair value adjustment of the acquired loan portfolio.

Goodwill of $14.6 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Merchants acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $191.5 million of loans at fair value, net of $8.4 million, or 4.21%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $11.2 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(Dollars in Thousands)
Contractually required principal and interest	$17,201
Non-accretable difference	(2,712)
Cash flows expected to be collected	14,489
Accretable yield	(3,254)
Total purchased credit-impaired loans acquired	$11,235

The following table presents the acquired loan data for the Merchants acquisition.

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
	(Dollars in Thousands)
Acquired receivables subject to ASC 310-30	$11,235	$14,086	$2,712
Acquired receivables not subject to ASC 310-30	$180,311	$184,906	$-

The results of operations of JAXB and Merchants subsequent to the respective acquisition dates are included in the Company’s consolidated statements of operations. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2015, unadjusted for potential cost savings (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest income and noninterest income	$82,968	$66,635	$161,766	$127,924
Net income	$20,049	$5,086	$33,101	$16,178
Net income available to common stockholders	$20,049	$5,086	$33,101	$16,178
Income per common share available to common stockholders – basic	$0.58	$0.15	$0.95	$0.48
Income per common share available to common stockholders – diluted	$0.57	$0.15	$0.94	$0.47
Average number of shares outstanding, basic	34,833	34,734	34,786	33,867
Average number of shares outstanding, diluted	35,153	35,069	35,101	34,202

A rollforward of purchased non-covered loans for the six months ended June 30, 2016, the year ended December 31, 2015 and the six months ended June 30, 2015 is shown below:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Balance, January 1	$771,554	$674,239	$674,239
Charge-offs, net of recoveries	(461)	(991)	(470)
Additions due to acquisitions	401,085	195,818	195,818
Accretion	6,597	10,590	5,388
Transfers to purchased non-covered other real estate owned	(2,663)	(4,473)	(2,039)
Transfer from covered loans due to loss-share expiration	-	50,568	15,462
Payments received	(103,985)	(154,666)	(80,085)
Other	90	469	-
Ending balance	$1,072,217	$771,554	$808,313

The following is a summary of changes in the accretable discounts of purchased non-covered loans during the six months ended June 30, 2016, the year ended December 31, 2015 and the six months ended June 30, 2015:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Balance, January 1	$24,785	$25,716	$25,716
Additions due to acquisitions	9,991	5,788	4,686
Accretion	(6,597)	(10,590)	(5,388)
Transfer from covered loans due to loss-share expiration	-	1,665	-
Accretable discounts removed due to charge-offs	(11)	(1,768)	(1,685)
Transfers between non-accretable and accretable discounts, net	1,914	3,974	(1,007)
Ending balance	$30,082	$24,785	$22,322

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

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2016, December 31, 2015 and June 30, 2015 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

June 30, 2016:
U.S. government agencies	$5,999	$38	$-	$6,037
State, county and municipal securities	151,504	6,936	(54)	158,386
Corporate debt securities	20,151	174	(22)	20,303
Mortgage-backed securities	645,045	14,053	(178)	658,920
Total debt securities	$822,699	$21,201	$(254)	$843,646

December 31, 2015:
U.S. government agencies	$14,959	$-	$(69)	$14,890
State, county and municipal securities	157,681	4,046	(411)	161,316
Corporate debt securities	5,900	145	(28)	6,017
Mortgage-backed securities	599,721	3,945	(2,704)	600,962
Total debt securities	$778,261	$8,136	$(3,212)	$783,185

June 30, 2015:
U.S. government agencies	$14,956	$-	$(210)	$14,746
State, county and municipal securities	165,070	3,305	(1,003)	167,372
Corporate debt securities	12,710	184	(58)	12,836
Mortgage-backed securities	665,274	4,948	(3,022)	667,200
Total debt securities	$858,010	$8,437	$(4,293)	$862,154

The amortized cost and fair value of available-for-sale securities at June 30, 2016 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$4,829	$4,875
Due from one year to five years	60,389	62,119
Due from five to ten years	52,279	55,280
Due after ten years	60,157	62,452
Mortgage-backed securities	645,045	658,920
	$822,699	$843,646

Securities with a carrying value of approximately $473.6 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at June 30, 2016, compared with $551.0 million and $323.9 million at December 31, 2015 and June 30, 2015, respectively.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2016, December 31, 2015 and June 30, 2015.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
June 30, 2016:
U.S. government agencies	$-	$-	$-	$-	$-	$-
State, county and municipal securities	-	-	3,862	(54)	3,862	(54)
Corporate debt securities	5,683	(22)	-	-	5,683	(22)
Mortgage-backed securities	30,187	(128)	9,411	(50)	39,598	(178)
Total debt securities	$35,870	$(150)	$13,273	$(104)	$49,143	$(254)

December 31, 2015:
U.S. government agencies	$9,932	$(27)	$4,958	$(42)	$14,890	$(69)
State, county and municipal securities	19,293	(199)	11,557	(212)	30,850	(411)
Corporate debt securities	1,383	(28)	-	-	1,383	(28)
Mortgage-backed securities	263,281	(1,950)	29,950	(754)	293,231	(2,704)
Total debt securities	$293,889	$(2,204)	$46,465	$(1,008)	$340,354	$(3,212)

June 30, 2015:
U.S. government agencies	$9,818	$(138)	$4,928	$(72)	$14,746	$(210)
State, county and municipal securities	50,294	(680)	10,404	(323)	60,698	(1,003)
Corporate debt securities	7,149	(58)	-	-	7,149	(58)
Mortgage-backed securities	238,174	(2,046)	30,672	(976)	268,846	(3,022)
Total debt securities	$305,435	$(2,922)	$46,004	$(1,371)	$351,439	$(4,293)

As of June 30, 2016, the Company’s securities portfolio consisted of 408 securities, 19 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and state, county and municipal securities, as discussed below.

At June 30, 2016, the Company held 14 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

At June 30, 2016, the Company held two state, county and municipal securities and three corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

During the first six months of 2016 and 2015, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities, except for one security that began deferring interest during the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at June 30, 2016, December 31, 2015 or June 30, 2015.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2016, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2016, these investments are not considered impaired on an other-than-temporary basis.

At June 30, 2016, December 31, 2015 and June 30, 2015, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the six months ended June 30, 2016, year ended December 31, 2015 and six months ended June 30, 2015:

	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in Thousands)
Gross gains on sales of securities	$313	$396	$41
Gross losses on sales of securities	(219)	(259)	(19)
Net realized gains on sales of securities available for sale	$94	$137	$22
Sales proceeds	$46,731	$72,528	$30,113

NOTE 4 – LOANS

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural	$564,343	$449,623	$373,202
Real estate – construction and development	274,717	244,693	205,019
Real estate – commercial and farmland	1,248,580	1,104,991	1,010,195
Real estate – residential	680,233	570,430	537,201
Consumer installment	33,245	31,125	30,080
Other	17,953	6,015	15,903
	$2,819,071	$2,406,877	$2,171,600

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased non-covered loans totaling $1.1 billion, $771.6 million and $808.3 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, are not included in the above schedule.

Purchased non-covered loans are shown below according to major loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural	$101,803	$45,462	$45,337
Real estate – construction and development	89,096	72,080	75,302
Real estate – commercial and farmland	574,830	390,755	404,588
Real estate – residential	300,898	258,153	276,798
Consumer installment	5,590	5,104	6,288
	$1,072,217	$771,554	$808,313

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of June 30, 2016, purchased loan pools totaled $610.4 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $599.9 million and $10.5 million of remaining purchase premium paid at acquisition. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of purchase premium paid at acquisition. As of June 30, 2015, purchased loan pools totaled $269.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $263.8 million and $5.2 million of purchase premium paid at acquisition. At June 30, 2016, one loan in the purchased loan pools totaling $864,000 was past due and risk-rated grade 40, while all other loans included in the purchased loan pools were performing current loans, risk-rated grade 20. At December 31, 2015 and June 30, 2015, all loans included in the purchased loan pools were performing current loans, all risk-rated grade 20. At June 30, 2016 and December 31, 2015, the Company had allocated $1.2 million and $581,000, respectively, of allowance for loan losses for the purchased loan pools. As part of the due diligence process prior to purchasing an individual mortgage pool, a complete re-underwrite of the individual loan files was conducted. The underwriting process included a review of all income, asset, credit and property related documentation that was used to originate the loan. Underwriters utilized the originating lender’s program guidelines, as well as general prudent mortgage lending standards, to assess each individual loan file.  Additional research was conducted to assess the real estate market conditions and market expectations in the geographic areas where a collateral concentration existed. As part of this review, an automated valuation model was employed to provide current collateral valuations and to support individual loan-to-value ratios.  Additionally, a sample of site inspections was completed to provide further assurance.  The results of the due diligence review were evaluated by officers of the Company in order to determine overall conformance to the Bank’s credit and lending policies.

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $121.4 million, $137.5 million and $209.6 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, are not included in the above schedules.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural	$1,604	$5,546	$17,666
Real estate – construction and development	7,168	7,612	15,002
Real estate – commercial and farmland	65,091	71,226	111,772
Real estate – residential	47,455	53,038	64,982
Consumer installment	100	107	176
	$121,418	$137,529	$209,598

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural	$1,829	$1,302	$4,067
Real estate – construction and development	1,588	1,812	1,594
Real estate – commercial and farmland	6,732	7,019	8,938
Real estate – residential	5,434	6,278	5,650
Consumer installment	420	449	491
	$16,003	$16,860	$20,740

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural	$673	$1,064	$309
Real estate – construction and development	1,160	1,106	1,483
Real estate – commercial and farmland	7,065	4,920	9,634
Real estate – residential	6,830	6,168	5,930
Consumer installment	39	72	88
	$15,767	$13,330	$17,444

 The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural	$127	$2,803	$7,948
Real estate – construction and development	1,600	1,701	3,120
Real estate – commercial and farmland	5,110	5,034	13,997
Real estate – residential	4,100	3,663	3,712
Consumer installment	32	37	94
	$10,969	$13,238	$28,871

The following table presents an analysis of past-due loans, excluding purchased non-covered and covered past-due loans as of June 30, 2016, December 31, 2015 and June 30, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2016:
Commercial, financial & agricultural	$845	$297	$1,700	$2,842	$561,501	$564,343	$-
Real estate – construction & development	355	153	1,527	2,035	272,682	274,717	-
Real estate – commercial & farmland	2,675	724	5,257	8,656	1,239,924	1,248,580	-
Real estate – residential	3,430	1,776	4,243	9,449	670,784	680,233	-
Consumer installment loans	325	123	246	694	32,551	33,245	-
Other	-	-	-	-	17,953	17,953	-
Total	$7,630	$3,073	$12,973	$23,676	$2,795,395	$2,819,071	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2015:
Commercial, financial & agricultural	$568	$271	$835	$1,674	$447,949	$449,623	$-
Real estate – construction & development	1,413	261	1,739	3,413	241,280	244,693	-
Real estate – commercial & farmland	1,781	641	6,912	9,334	1,095,657	1,104,991	-
Real estate – residential	3,806	2,120	5,121	11,047	559,383	570,430	-
Consumer installment loans	374	188	238	800	30,325	31,125	-
Other	-	-	-	-	6,015	6,015	-
Total	$7,942	$3,481	$14,845	$26,268	$2,380,609	$2,406,877	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$840	$888	$3,891	$5,619	$367,583	$373,202	$-
Real estate – construction & development	1,201	374	1,536	3,111	201,908	205,019	-
Real estate – commercial & farmland	1,958	2,823	7,014	11,795	998,400	1,010,195	-
Real estate – residential	5,135	1,949	4,727	11,811	525,390	537,201	-
Consumer installment loans	293	77	315	685	29,395	30,080	-
Other	-	-	-	-	15,903	15,903	-
Total	$9,427	$6,111	$17,483	$33,021	$2,138,579	$2,171,600	$-

The following table presents an analysis of purchased non-covered past-due loans as of June 30, 2016, December 31, 2015 and June 30, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2016:
Commercial, financial & agricultural	$106	$134	$501	$741	$101,062	$101,803	$-
Real estate – construction & development	764	41	789	1,594	87,502	89,096	-
Real estate – commercial & farmland	2,177	1,799	6,929	10,905	563,925	574,830	-
Real estate – residential	4,307	1,487	5,433	11,227	289,671	300,898	-
Consumer installment loans	9	-	38	47	5,543	5,590	-
Total	$7,363	$3,461	$13,690	$24,514	$1,047,703	$1,072,217	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2015:
Commercial, financial & agricultural	$248	$13	$846	$1,107	$44,355	$45,462	$-
Real estate – construction & development	416	687	420	1,523	70,557	72,080	-
Real estate – commercial & farmland	2,479	1,629	3,347	7,455	383,300	390,755	-
Real estate – residential	4,965	2,176	4,928	12,069	246,084	258,153	-
Consumer installment loans	31	9	70	110	4,994	5,104	-
Total	$8,139	$4,514	$9,611	$22,264	$749,290	$771,554	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$-	$1,101	$202	$1,303	$44,034	$45,337	$-
Real estate – construction & development	245	-	1,026	1,271	74,031	75,302	-
Real estate – commercial & farmland	2,115	724	9,062	11,901	392,687	404,588	-
Real estate – residential	3,848	1,400	5,369	10,617	266,181	276,798	-
Consumer installment loans	6	-	84	90	6,198	6,288	-
Total	$6,214	$3,225	$15,743	$25,182	$783,131	$808,313	$-

The following table presents an analysis of covered past-due loans as of June 30, 2016, December 31, 2015 and June 30, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2016:
Commercial, financial & agricultural	$1	$76	$51	$128	$1,476	$1,604	$-
Real estate – construction & development	108	3	1,537	1,648	5,520	7,168	-
Real estate – commercial & farmland	157	-	2,066	2,223	62,868	65,091	-
Real estate – residential	1,773	836	2,672	5,281	42,174	47,455	-
Consumer installment loans	-	-	32	32	68	100	-
Total	$2,039	$915	$6,358	$9,312	$112,106	$121,418	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 30, 2015:
Commercial, financial & agricultural	$-	$-	$2,802	$2,802	$2,744	$5,546	$-
Real estate – construction & development	96	-	1,633	1,729	5,883	7,612	-
Real estate – commercial & farmland	170	205	3,064	3,439	67,787	71,226	-
Real estate – residential	2,155	1,001	2,658	5,814	47,224	53,038	-
Consumer installment loans	-	-	37	37	70	107	-
Total	$2,421	$1,206	$10,194	$13,821	$123,708	$137,529	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$237	$240	$1,670	$2,147	$15,519	$17,666	$-
Real estate – construction & development	292	31	3,045	3,368	11,634	15,002	143
Real estate – commercial & farmland	699	81	9,396	10,176	101,596	111,772	-
Real estate – residential	2,690	927	2,122	5,739	59,243	64,982	-
Consumer installment loans	-	-	50	50	126	176	-
Total	$3,918	$1,279	$16,283	$21,480	$188,118	$209,598	$143

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considers the borrower’s capacity to pay, which includes such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. The Company individually assesses for impairment all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000 (including all troubled debt restructurings, whether or not currently classified as such). The tables below include all loans deemed impaired, whether or not individually assessed for impairment. If a loan is deemed impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Period Ended
	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in Thousands)
Nonaccrual loans	$16,003	$16,860	$20,740
Troubled debt restructurings not included above	14,795	14,418	12,467
Total impaired loans	$30,798	$31,278	$33,207

Quarter-to-date interest income recognized on impaired loans	$238	$274	$192
Year-to-date interest income recognized on impaired loans	$556	$909	$344
Quarter-to-date foregone interest income on impaired loans	$230	$265	$311
Year-to-date foregone interest income on impaired loans	$471	$1,204	$629

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of June 30, 2016, December 31, 2015 and June 30, 2015:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2016:
Commercial, financial & agricultural	$3,786	$652	$1,453	$2,105	$150	$1,825	$1,731
Real estate – construction & development	3,141	230	1,826	2,056	697	2,154	2,304
Real estate – commercial & farmland	13,592	5,312	7,221	12,533	1,000	12,772	12,777
Real estate – residential	14,460	1,329	12,331	13,660	2,369	13,249	13,450
Consumer installment loans	531	-	444	444	8	441	458
Total	$35,510	$7,523	$23,275	$30,798	$4,224	$30,441	$30,720

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$3,062	$158	$1,385	$1,543	$135	$1,887	$2,275
Real estate – construction & development	3,581	230	2,374	2,604	774	2,598	3,228
Real estate – commercial & farmland	14,385	6,702	6,083	12,785	1,067	15,074	15,105
Real estate – residential	15,809	1,621	12,230	13,851	2,224	11,935	11,977
Consumer installment loans	592	-	495	495	9	461	488
Total	$37,429	$8,711	$22,567	$31,278	$4,209	$31,955	$33,073

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$6,004	$442	$3,903	$4,345	$458	$2,819	$2,533
Real estate – construction & development	3,765	-	2,416	2,416	445	3,245	3,648
Real estate – commercial & farmland	18,117	5,960	9,595	15,555	1,243	15,378	15,125
Real estate – residential	11,743	1,153	9,199	10,352	1,825	11,555	12,006
Consumer installment loans	633	-	539	539	8	494	507
Total	$40,262	$7,555	$25,652	$33,207	$3,979	$33,491	$33,819

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Period Ended
	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in Thousands)
Nonaccrual loans	$15,767	$13,330	$17,444
Troubled debt restructurings not included above	9,053	9,373	6,792
Total impaired loans	$24,820	$22,703	$24,236
Quarter-to-date interest income recognized on impaired loans	$189	$442	$143
Year-to-date interest income recognized on impaired loans	$546	$785	$161
Quarter-to-date foregone interest income on impaired loans	$264	$245	$451
Year-to-date foregone interest income on impaired loans	$620	$1,365	$923

The following table presents an analysis of information pertaining to purchased non-covered impaired loans as of June 30, 2016, December 31, 2015 and June 30, 2015:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2016:
Commercial, financial & agricultural	$2,662	$675	$-	$675	$-	$669	$801
Real estate – construction & development	3,241	340	1,340	1,680	142	1,905	1,759
Real estate – commercial & farmland	16,678	2,075	10,908	12,983	492	15,078	13,764
Real estate – residential	11,891	7,269	2,170	9,439	223	8,880	8,906
Consumer installment loans	56	43	-	43	-	68	71
Total	$34,528	$10,402	$14,418	$24,820	$857	$26,600	$25,301

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$3,103	$1,066	$-	$1,066	$-	$640	$392
Real estate – construction & development	8,987	1,469	-	1,469	-	1,369	1,429
Real estate – commercial & farmland	14,999	11,134	-	11,134	-	9,966	10,806
Real estate – residential	14,946	8,957	-	8,957	-	8,591	8,067
Consumer installment loans	94	77	-	77	-	67	65
Total	$42,129	$22,703	$-	$22,703	$-	$20,633	$20,759

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$1,476	$309	$-	$309	$-	$254	$227
Real estate – construction & development	9,656	1,857	-	1,857	-	1,485	1,469
Real estate – commercial & farmland	17,043	13,691	-	13,691	-	11,753	11,366
Real estate – residential	12,992	8,285	-	8,285	-	7,982	7,718
Consumer installment loans	111	94	-	94	-	61	64
Total	$41,278	$24,236	$-	$24,236	$-	$21,535	$20,844

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in Thousands)
Nonaccrual loans	$10,969	$13,238	$28,871
Troubled debt restructurings not included above	11,589	13,283	17,500
Total impaired loans	$22,558	$26,521	$46,371

Quarter-to-date interest income recognized on impaired loans	$154	$154	$219
Year-to-date interest income recognized on impaired loans	$339	$886	$431
Quarter-to-date foregone interest income on impaired loans	$148	$181	$409
Year-to-date foregone interest income on impaired loans	$318	$1,596	$947

The following table presents an analysis of information pertaining to covered impaired loans as of June 30, 2016, December 31, 2015 and June 30, 2015:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2016:
Commercial, financial & agricultural	$314	$127	$-	$127	$-	$1,463	$1,909
Real estate – construction & development	6,841	1,198	1,210	2,408	81	2,368	2,405
Real estate – commercial & farmland	10,556	2,127	4,303	6,430	198	6,503	6,669
Real estate – residential	14,890	4,830	8,724	13,554	251	13,724	13,880
Consumer installment loans	47	39	-	39	-	41	43
Total	$32,648	$8,321	$14,237	$22,558	$530	$24,099	$24,906

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$5,188	$2,802	$-	$2,802	$-	$5,360	$7,408
Real estate – construction & development	15,119	2,480	-	2,480	-	4,130	6,906
Real estate – commercial & farmland	20,508	7,001	-	7,001	-	14,133	18,504
Real estate – residential	15,830	14,192	-	14,192	-	14,399	16,010
Consumer installment loans	60	46	-	46	-	69	86
Total	$56,705	$26,521	$-	$26,521	$-	$38,091	$48,914

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
	(Dollars in Thousands)
As of June 30, 2015:
Commercial, financial & agricultural	$14,260	$7,951	$-	$7,951	$-	$8,869	$8,773
Real estate – construction & development	29,895	5,953	-	5,953	-	7,819	8,757
Real estate – commercial & farmland	37,426	17,970	-	17,970	-	21,795	21,418
Real estate – residential	18,226	14,402	-	14,402	-	16,600	17,084
Consumer installment loans	125	95	-	95	-	99	97
Total	$99,932	$46,371	$-	$46,371	$-	$55,179	$56,129

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

Grade 60 – Loss – This grade is assigned to loans which are considered uncollectible and of such little value that their continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing it off.

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of June 30, 2016:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$339,903	$-	$2,313	$99	$7,410	$-	$349,725
15	22,049	3,741	106,801	58,283	700	-	191,574
20	100,406	46,224	804,685	501,795	22,498	17,953	1,493,561
23	484	7,245	9,084	6,664	188	-	23,665
25	94,022	211,322	290,528	90,191	1,754	-	687,817
30	2,545	3,297	20,775	5,689	162	-	32,468
40	4,934	2,888	14,394	17,512	533	-	40,261
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$564,343	$274,717	$1,248,580	$680,233	$33,245	$17,953	$2,819,071

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$241,721	$294	$116	$1,606	$6,872	$-	$250,609
15	28,420	2,074	117,880	78,165	1,191	-	227,730
20	97,142	46,221	685,538	369,624	19,780	6,015	1,224,320
23	559	7,827	13,073	6,112	36	-	27,607
25	77,829	183,512	254,012	91,465	2,595	-	609,413
30	1,492	1,620	13,821	7,347	143	-	24,423
40	2,460	3,145	20,551	16,111	506	-	42,773
50	-	-	-	-	-	-	-
60	-	-	-	-	2	-	2
Total	$449,623	$244,693	$1,104,991	$570,430	$31,125	$6,015	$2,406,877

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of June 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$173,795	$268	$150	$1,606	$6,114	$-	$181,933
15	25,447	3,402	127,090	85,812	1,319	-	243,070
20	96,169	47,207	592,636	334,999	17,833	15,903	1,104,747
23	635	8,071	11,984	6,655	55	-	27,400
25	69,304	140,119	248,227	83,207	3,807	-	544,664
30	2,566	2,510	11,088	8,612	244	-	25,020
40	5,286	3,442	19,020	16,310	708	-	44,766
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$373,202	$205,019	$1,010,195	$537,201	$30,080	$15,903	$2,171,600

The following table presents the purchased non-covered loan portfolio by risk grade as of June 30, 2016:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$5,818	$-	$-	$-	$1,081	$-	$6,899
15	1,085	-	8,637	34,848	675	-	45,245
20	16,503	10,427	202,853	113,691	2,006	-	345,480
23	-	4,072	10,627	12,688	-	-	27,387
25	71,603	64,200	305,654	114,097	1,667	-	557,221
30	4,779	7,910	28,761	11,054	32	-	52,536
40	1,983	2,487	18,298	14,520	129	-	37,417
50	30	-	-	-	-	-	30
60	2	-	-	-	-	-	2
Total	$101,803	$89,096	$574,830	$300,898	$5,590	$-	$1,072,217

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$8,592	$-	$-	$-	$1,010	$-	$9,602
15	1,186	1,143	10,490	37,808	541	-	51,168
20	10,057	13,678	183,219	128,005	2,031	-	336,990
23	-	438	5,177	6,414	-	-	12,029
25	17,565	47,517	162,253	66,166	1,328	-	294,829
30	6,657	4,185	14,297	5,503	51	-	30,693
40	1,373	5,119	15,319	14,257	143	-	36,211
50	30	-	-	-	-	-	30
60	2	-	-	-	-	-	2
Total	$45,462	$72,080	$390,755	$258,153	$5,104	$-	$771,554

The following table presents the purchased non-covered loan portfolio by risk grade as of June 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$9,091	$-	$80	$-	$952	$-	$10,123
15	1,377	866	8,710	41,641	626	-	53,220
20	12,545	16,979	190,219	139,792	2,769	-	362,304
23	-	240	3,792	6,505	-	-	10,537
25	18,556	49,070	165,267	65,818	1,700	-	300,411
30	2,462	3,409	19,042	9,803	63	-	34,779
40	1,276	4,738	17,478	13,217	178	-	36,887
50	30	-	-	22	-	-	52
60	-	-	-	-	-	-	-
Total	$45,337	$75,302	$404,588	$276,798	$6,288	$-	$808,313

The following table presents the covered loan portfolio by risk grade as of June 30, 2016:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	-	-	-	-	-
20	32	738	10,278	8,096	-	-	19,144
23	24	-	1,769	4,637	-	-	6,430
25	1,417	4,436	35,031	22,371	13	-	63,268
30	3	418	4,659	3,564	47	-	8,691
40	128	1,576	13,354	8,787	40	-	23,885
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$1,604	$7,168	$65,091	$47,455	$100	$-	$121,418

The following table presents the covered loan portfolio by risk grade as of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	-	-	-	-	-
20	93	800	11,698	10,040	-	-	22,631
23	52	-	2,957	5,723	-	-	8,732
25	2,594	3,907	38,741	24,345	11	-	69,598
30	5	828	2,857	4,552	-	-	8,242
40	2,802	2,077	14,973	8,378	96	-	28,326
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$5,546	$7,612	$71,226	$53,038	$107	$-	$137,529

The following table presents the covered loan portfolio by risk grade as of June 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	488	125	-	-	613
20	580	1,218	17,382	12,571	43	-	31,794
23	68	-	5,255	6,083	-	-	11,406
25	4,089	8,142	60,682	30,870	37	-	103,820
30	4,923	2,409	4,165	5,730	-	-	17,227
40	8,006	3,233	23,800	9,603	96	-	44,738
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$17,666	$15,002	$111,772	$64,982	$176	$-	$209,598

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2016 and 2015 totaling $9.7 million and $54.8 million, respectively, under such parameters.

As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company had a balance of $17.8 million, $16.4 million and $14.0 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $1.4 million, $1.3 million and $1.6 million in previous charge-offs on such loans at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $2.8 million, $2.7 million and $210,000 at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. At June 30, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ending June 30, 2016 and 2015, the Company modified loans as troubled debt restructurings, excluding purchased non-covered and covered loans, with principal balances of $2.5 million and $782,000, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased non-covered and covered loans, which occurred during the six months ending June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$28	3	$18
Real estate – construction & development	1	6	2	16
Real estate – commercial & farmland	4	1,666	-	-
Real estate – residential	6	739	15	729
Consumer installment	6	26	5	19
Total	19	$2,465	25	$782

Troubled debt restructurings, excluding purchased non-covered and covered loans, with an outstanding balance of $494,000 and $2.2 million defaulted during the six months ended June 30, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ending June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$7	2	$35
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	2	191	5	1,274
Real estate – residential	6	292	10	884
Consumer installment	1	4	6	32
Total	11	$494	23	$2,225

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$275	11	$86
Real estate – construction & development	9	468	3	36
Real estate – commercial & farmland	19	5,802	3	1,832
Real estate – residential	54	8,226	20	899
Consumer installment	7	24	27	113
Total	94	$14,795	64	$2,966

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$240	10	$110
Real estate – construction & development	11	792	3	63
Real estate – commercial & farmland	16	5,766	3	596
Real estate – residential	51	7,574	20	1,123
Consumer installment	12	46	23	94
Total	94	$14,418	59	$1,986

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$278	5	$29
Real estate – construction & development	11	821	3	57
Real estate – commercial & farmland	17	6,617	3	598
Real estate – residential	49	4,702	15	783
Consumer installment	11	49	17	82
Total	94	$12,467	43	$1,549

As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company had a balance of $10.0 million, $10.0 million and $7.0 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The Company has recorded $347,000, $377,000 and $632,000 in previous charge-offs on such loans at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. At June 30, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ending June 30, 2016 and 2015, the Company modified purchased non-covered loans as troubled debt restructurings, with principal balances of $668,000 and $1.0 million, and these modifications did not have a material impact on the Company’s allowance for loan loss. The Company transferred troubled debt restructurings with principal balances of $4.8 million from the covered loan category to the purchased non-covered loan category during the six months ended June 30, 2015, due to the expiration of the loss-sharing portion of the agreements. The following table presents the purchased non-covered loans by class modified as troubled debt restructurings, which occurred during the six months ending June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	1	28	-	-
Real estate – residential	2	640	5	1,017
Consumer installment	-	-	1	5
Total	3	$668	6	$1,022

Troubled debt restructurings included in purchased non-covered loans with an outstanding balance of $402,000 and $65,000 defaulted during the six months ended June 30, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ending June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	2	402	-	-
Real estate – commercial & farmland	-	-	-	-
Real estate – residential	-	-	1	65
Consumer installment	-	-	-	-
Total	2	$402	1	$65

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	1	$17
Real estate – construction & development	2	521	3	36
Real estate – commercial & farmland	12	5,918	3	398
Real estate – residential	14	2,609	4	448
Consumer installment	1	4	2	2
Total	30	$9,053	13	$901

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$21
Real estate – construction & development	1	363	3	42
Real estate – commercial & farmland	14	6,214	3	412
Real estate – residential	13	2,789	4	180
Consumer installment	2	5	2	3
Total	31	$9,373	14	$658

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$1
Real estate – construction & development	3	374	-	-
Real estate – commercial & farmland	7	4,058	1	69
Real estate – residential	12	2,354	2	91
Consumer installment	2	6	2	5
Total	24	$6,792	6	$166

As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company had a balance of $15.1 million, $15.5 million and $19.6 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $1.5 million, $1.2 million and $42,000 in previous charge-offs on such loans at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. At June 30, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ending June 30, 2016 and 2015, the Company modified covered loans as troubled debt restructurings with principal balances of $562,000 and $1.2 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the covered loans by class modified as troubled debt restructurings during the six months ending June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$76	1	$1
Real estate – construction & development	-	-	2	34
Real estate – commercial & farmland	1	464	4	796
Real estate – residential	1	22	6	376
Consumer installment	-	-	2	5
Total	3	$562	15	$1,212

Troubled debt restructurings of covered loans with an outstanding balance of $995,000 and $297,000 defaulted during the six months ended June 30, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ending June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$76	-	$-
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	-	-	1	21
Real estate – residential	6	919	5	276
Consumer installment	-	-	-	-
Total	8	$995	6	$297

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	3	$76
Real estate – construction & development	4	808	-	-
Real estate – commercial & farmland	3	1,319	5	2,078
Real estate – residential	92	9,455	27	1,342
Consumer installment	1	7	-	-
Total	100	$11,589	35	$3,496

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	2	$1
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	4	1,967	3	1,067
Real estate – residential	97	10,529	26	1,116
Consumer installment	2	8	-	-
Total	107	$13,283	31	$2,184

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$3	2	$-
Real estate – construction & development	3	2,832	1	13
Real estate – commercial & farmland	11	3,973	3	1,105
Real estate – residential	95	10,690	14	941
Consumer installment	1	2	-	-
Total	111	$17,500	20	$2,059

Allowance for Loan Losses

The allowance for loan losses represents an allowance for probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past-due and other loans that management believes might be potentially impaired or warrant additional attention. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by regulatory authorities, the Company further segregates the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans are assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to adjust the amount of exposure in a given credit. In establishing allowances, management considers historical loan loss experience but adjusts this data with a significant emphasis on current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in the Company’s markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016, the year ended December 31, 2015 and the six months ended June 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Three months ended June 30, 2016:
Balance, March 31, 2016	$1,599	$3,925	$7,099	$4,631	$2,922	$1,306	$-	$21,482
Provision for loan losses	522	(438)	664	(259)	(719)	653	466	889
Loans charged off	(541)	(109)	(361)	(123)	(59)	(111)	(72)	(1,376)
Recoveries of loans previously charged off	87	221	57	14	16	208	136	739

Balance, June 30, 2016	$1,667	$3,599	$7,459	$4,263	$2,160	$2,056	$530	$21,734

Six months ended June 30, 2016:
Balance, January 1, 2016	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062
Provision for loan losses	1,310	(1,489)	(5)	(234)	663	1,027	298	1,570
Loans charged off	(947)	(264)	(708)	(591)	(118)	(418)	(144)	(3,190))
Recoveries of loans previously charged off	160	343	178	328	41	866	376	2,292

Balance, June 30, 2016	$1,667	$3,599	$7,459	$4,263	$2,160	$2,056	$530	$21,734

Period-end amount allocated to:
Loans individually evaluated for impairment (1)	$137	$690	$997	$2,339	$-	$857	$530	$5,550
Loans collectively evaluated for impairment	1,530	2,909	6,462	1,924	2,160	1,199	-	16,184

Ending balance	$1,667	$3,599	$7,459	$4,263	$2,160	$2,056	$530	$21,734

Loans:
Individually evaluated for impairment (1)	$819	$1,465	$11,870	$10,345	$-	$24,126	$17,625	$66,250
Collectively evaluated for impairment	563,524	273,252	1,236,710	669,888	51,198	1,546,707	41,853	4,383,132
Acquired with deteriorated credit quality	-	-	-	-	-	111,809	61,940	173,749

Ending balance	$564,343	$274,717	$1,248,580	$680,233	$51,198	$1,682,642	$121,418	$4,623,131

(1)	At June 30, 2016, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2015:
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157
Provision for loan losses	(73)	278	1,221	2,067	676	344	751	5,264
Loans charged off	(1,438)	(622)	(2,367)	(1,587)	(410)	(950)	(1,759)	(9,133)
Recoveries of loans previously charged off	651	323	317	151	137	1,187	1,008	3,774

Balance, December 31, 2015	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062

Period-end amount allocated to:
Loans individually evaluated for impairment (1)	$126	$759	$1,074	$2,172	$-	$-	$-	$4,131
Loans collectively evaluated for impairment	1,018	4,250	6,920	2,588	1,574	581	-	16,931

Ending balance	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062

Loans:
Individually evaluated for impairment (1)	$323	$1,958	$11,877	$9,554	$-	$22,672	$22,317	$68,701
Collectively evaluated for impairment	449,300	242,735	1,093,114	560,876	37,140	1,261,821	52,451	3,697,437
Acquired with deteriorated credit quality	-	-	-	-	-	80,024	62,761	142,785

Ending balance	$449,623	$244,693	$1,104,991	$570,430	$37,140	$1,364,517	$137,529	$3,908,923

(1)	At December 31, 2015, loans individually evaluated for impairment includes all nonaccrual loans greater than $200,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.
38

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Three months ended June 30, 2015:
Balance, March 31, 2015	$1,399	$5,311	$8,770	$5,008	$1,364	$-	$-	$21,852
Provision for loan losses	322	40	756	234	448	121	735	2,656
Loans charged off	(410)	(263)	(1,162)	(464)	(153)	(240)	(850)	(3,542)
Recoveries of loans previously charged off	115	277	17	27	22	119	115	692

Balance, June 30, 2015	$1,426	$5,365	$8,381	$4,805	$1,681	$-	$-	$21,658

Six months ended June 30, 2015:
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157
Provision for loan losses	(176)	387	700	1,324	665	(311)	1,136	3,725
Loans charged off	(802)	(360)	(1,174)	(732)	(239)	(470)	(1,413)	(5,190)
Recoveries of loans previously charged off	400	308	32	84	84	781	277	1,966

Balance, June 30, 2015	$1,426	$5,365	$8,381	$4,805	$1,681	$-	$-	$21,658

Period-end amount allocated to:
Loans individually evaluated for impairment (1)	$450	$414	$1,242	$1,786	$-	$-	$-	$3,892
Loans collectively evaluated for impairment	976	4,951	7,139	3,019	1,681	-	-	17,766

Ending balance	$1,426	$5,365	$8,381	$4,805	$1,681	$-	$-	$21,658

Loans:
Individually evaluated for impairment (1)	$3,351	$1,437	$15,028	$8,069	$-	$-	$-	$27,885
Collectively evaluated for impairment	369,851	203,582	995,167	529,132	45,983	967,052	91,188	3,201,955
Acquired with deteriorated credit quality	-	-	-	-	-	110,245	118,410	228,655

Ending balance	$373,202	$205,019	$1,010,195	$537,201	$45,983	$1,077,297	$209,598	$3,458,495

(1)	At June 30, 2015, loans individually evaluated for impairment includes all nonaccrual loans greater than $200,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.
39

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

At June 30, 2016, the Company’s FDIC loss-sharing payable totaled $1.9 million, which is comprised of $3.2 million in indemnification asset (for reimbursements associated with anticipated losses in future quarters) and $3.5 million in current charge-offs and expenses already incurred but not yet submitted for reimbursement, less the accrued clawback liability of $8.6 million.

The following table summarizes components of all covered assets at June 30, 2016, December 31, 2015 and June 30, 2015 and their origin (dollars in thousands):

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
As of June 30, 2016:

AUB	$-	$-	$-	$-	$-	$-	$-	$5

USB	3,423	14	3,409	-	-	-	3,409	(1,791)

SCB	4,774	70	4,704	440	-	440	5,144	55

FBJ	4,127	507	3,620	31	-	31	3,651	(80)

DBT	13,705	835	12,870	14	-	14	12,884	(3,823)

TBC	1,956	8	1,948	-	-	-	1,948	132

HTB	42,092	3,550	38,542	586	180	406	38,948	1,789

OGB	18,663	667	17,996	136	-	136	18,132	306

CBG	40,909	2,580	38,329	1,741	26	1,715	40,044	1,510

Total	$129,649	$8,231	$121,418	$2,948	$206	$2,742	$124,160	$(1,897)

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
As of December 31, 2015:

AUB	$-	$-	$-	$-	$-	$-	$-	$111

USB	3,639	16	3,623	165	-	165	3,788	(1,424)

SCB	5,228	124	5,104	-	-	-	5,104	149

FBJ	4,782	562	4,220	41	-	41	4,261	252

DBT	15,934	1,131	14,803	-	-	-	14,803	(1,084)

TBC	2,159	11	2,148	-	-	-	2,148	1,446

HTB	44,405	3,881	40,524	2,433	643	1,790	42,314	3,875

OGB	27,561	1,900	25,661	160	-	160	25,821	913

CBG	44,865	3,419	41,446	3,139	284	2,855	44,301	2,063

Total	$148,573	$11,044	$137,529	$5,938	$927	$5,011	$142,540	$6,301

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
As of June 30, 2015:

AUB	$-	$-	$-	$-	$-	$-	$-	$187

USB	3,883	18	3,865	165	-	165	4,030	(1,232)

SCB	5,318	209	5,109	95	-	95	5,204	1,300

FBJ	17,708	1,286	16,422	815	121	694	17,116	1,227

DBT	46,269	3,667	42,602	5,216	700	4,516	47,118	2,126

TBC	19,609	515	19,094	1,480	116	1,364	20,458	521

HTB	47,176	4,127	43,049	3,085	955	2,130	45,179	4,806

OGB	34,218	2,192	32,026	442	-	442	32,468	1,856

CBG	52,259	4,828	47,431	3,559	339	3,220	50,651	4,166

Total	$226,440	$16,842	$209,598	$14,857	$2,231	$12,626	$222,224	$14,957

A rollforward of acquired covered loans for the six months ended June 30, 2016, the year ended December 31, 2015 and the six months ended June 30, 2015 is shown below:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Balance, January 1	$137,529	$271,279	$271,279
Charge-offs	(720)	(5,558)	(7,065)
Accretion	2,247	9,658	6,251
Transfer to covered other real estate owned	(757)	(7,910)	(6,534)
Transfer to purchased, non-covered loans due to loss-share expiration	-	(50,568)	(15,462)
Payments received	(16,881)	(79,372)	(38,871)
Ending balance	$121,418	$137,529	$209,598

The following is a summary of changes in the accretable discounts of acquired loans during the six months ended June 30, 2016, the year ended December 31, 2015 and the six months ended June 30, 2015:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Balance, January 1	$9,063	$15,578	$15,578
Accretion	(2,247)	(9,658)	(6,251)
Transfer to purchased, non-covered loans due to loss-share expiration	-	(1,665)	(84)
Transfers between non-accretable and accretable discounts, net	(453)	4,808	2,817
Ending balance	$6,363	$9,063	$12,060

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company has recorded a clawback liability of $8.6 million, $8.2 million and $7.3 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-share agreement. Changes in the FDIC shared-loss receivable (payable) for the six months ended June 30, 2016, for the year ended December 31, 2015 and for the six months ended June 30, 2015 are as follows:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Beginning balance, January 1	$6,301	$31,351	$31,351
Payments received from FDIC	(4,165)	(19,273)	(12,539)
Accretion, net	(2,737)	(8,878)	(5,393)
Changes in clawback liability	(345)	(2,008)	(1,057)
Increase in receivable due to:
Net charge-offs on covered loans	(929)	416	1,955
Write downs of covered other real estate	774	4,752	2,206
Reimbursable expenses on covered assets	429	2,582	1,866
Other activity, net	(1.225)	(2,641)	(3,432)
Ending balance	$(1,897)	$6,301	$14,957

NOTE 6. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the six months ended June 30, 2016, the year ended December 31, 2015 and the six months ended June 30, 2015:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Beginning balance, January 1	$16,147	$33,160	$33,160
Loans transferred to other real estate owned	1,499	11,261	8,636
Net gains (losses) on sale and write-downs	(1,057)	(9,971)	(9,449)
Sales proceeds	(2,824)	(18,303)	(9,780)
Ending balance	$13,765	$16,147	$22,567

The following is a summary of the activity in purchased, non-covered other real estate owned during the six months ended June 30, 2016, the year ended December 31, 2015 and the six months ended June 30, 2015:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Beginning balance, January 1	$14,333	$15,585	$15,585
Loans transferred to other real estate owned	2,663	4,473	2,039
Acquired in acquisitions	1,838	2,160	2,189
Transfer from covered other real estate owned due to loss-share expiration	-	3,148	75
Net gains (losses) on sale and write-downs	30	201	182
Sales proceeds	(4,936)	(11,234)	(6,958)
Ending balance	$13,928	$14,333	$13,112

The following is a summary of the activity in covered other real estate owned during the six months ended June 30, 2016, the year ended December 31, 2015 and the six months ended June 30, 2015:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Beginning balance, January 1	$5,011	$19,907	$19,907
Loans transferred to other real estate owned	757	7,910	6,534
Transfer from covered other real estate owned due to loss-share expiration	-	(3,148)	(75)
Net gains (losses) on sale and write-downs	(968)	(5,926)	(2,758)
Sales proceeds	(2,058)	(13,732)	(10,982)
Ending balance	$2,742	$5,011	$12,626

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At June 30, 2016, December 31, 2015 and June 30, 2015, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at June 30, 2016, December 31, 2015 and June 30, 2015:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Securities sold under agreements to repurchase	$37,139	$63,585	$75,066

At June 30, 2016, December 31, 2015 and June 30, 2015, the investment securities underlying these agreements were all mortgage-backed securities.

NOTE 8 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At June 30, 2016, December 31, 2015 and June 30, 2015, there were $260.2 million, $39.0 million and $39.0 million, respectively, outstanding borrowings with the Company’s correspondent banks.

Other borrowings consist of the following:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Daily Rate Credit from Federal Home Loan Bank with a fixed interest rate of 0.57%	$121,700	$-	$-
Advance from Federal Home Loan Bank with a fixed interest rate of 0.40%, due July 15, 2016	75,000	$-	-
Advance from Federal Home Loan Bank with a fixed interest rate of 2.81%, due July 15, 2016	2,505	$-	-
Advance from Federal Home Loan Bank with a fixed interest rate of 1.40%, due January 9, 2017	4,014	$-	-
Advance from Federal Home Loan Bank with a fixed interest rate of 1.23%, due May 30, 2017	5,013	$-	-
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 3.50% (4.17% at June 30, 2016, 3.92% at December 31, 2015, and 3.78% at June 30, 2015) due in August 2017, secured by subsidiary bank stock	36,000	24,000	24,000
Advances under revolving credit agreement with a regional bank with a fixed interest rate of 8.00% due January 2017	869	-	-
Advance from correspondent bank with a fixed interest rate of 4.25%, due October 15, 2019, secured by subsidiary bank loan receivable	90	-	-
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (2.40% at June 30, 2016, 2.28% at December 31, 2015 and 2.04% at June 30, 2015)	15,000	15,000	15,000
Total	$260,191	$39,000	$39,000

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2016, $204.4 million was available for borrowing on lines with the FHLB.

As of June 30, 2016, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $67 million.

At June 30, 2016, $4.0 million was available for borrowing under the revolving credit agreement with a regional bank, secured by subsidiary bank stock.

The Company also participates in the Federal Reserve discount window borrowings. At June 30, 2016, the Company had $814.5 million of loans pledged at the Federal Reserve discount window and had $532.4 million available for borrowing.

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015

Commitments to extend credit	$669,353	$548,898	$431,678

Unused lines of credit	$63,244	$52,798	$51,834

Financial standby letters of credit	$15,587	$14,712	$10,535

Mortgage interest rate lock commitments	$154,589	$77,710	$91,977

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

Other Commitments

As of June 30, 2016, a $75.0 million letter of credit issued by the Federal Home Loan Bank was used to guarantee the Bank’s performance related to public fund deposit balances.

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013.  The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower.  As of June 30, 2016, the Company believes that it has valid bases in law and fact to overturn on appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company's assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of June 30, 2016 and 2015:

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$152	$3,201	$3,353
Reclassification for gains included in net income, net of tax	-	(61)	(61)
Current year changes, net of tax	(808)	10,476	9,668
Balance, June 30, 2016	$(656)	$13,616	$12,960

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$508	$5,590	$6,098
Reclassification for gains included in net income, net of tax	-	(14)	(14)
Current year changes, net of tax	(131)	(2,881)	(3,012)
Balance, June 30, 2015	$377	$2,695	$3,072

NOTE 11 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Share Data in Thousands)		(Share Data in Thousands)
Basic shares outstanding	34,833	32,184	33,792	31,318
Plus: Dilutive effect of ISOs	117	116	113	115
Plus: Dilutive effect of restricted share grants	203	220	202	220
Diluted shares outstanding	35,153	32,520	34,107	31,653

The Company did not exclude any potential common shares for the three-month and six-month periods ended June 30, 2016. For both the three-month and six-month periods ended June 30, 2015, the Company excluded 5,000 potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 12 – FAIR VALUE MEASURES

The fair value of an asset or liability is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability. The accounting standard for disclosures about fair value measures excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of earnings and comprehensive income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $3.9 million and $3.2 million resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2016 and 2015, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking activity” in the Consolidated Statements of Earnings and Comprehensive Income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2016, December 31, 2015 and June 30, 2015:

	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in Thousands)
Aggregate fair value of mortgage loans held for sale	$102,757	$111,182	$108,829

Aggregate unpaid principal balance	$98,769	$107,652	$105,184

Past-due loans of 90 days or more	$-	$-	$-

Nonaccrual loans	$-	$-	$-

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

The following methods and assumptions were used by the Company in estimating the fair value of assets and liabilities recorded at fair value and for estimating the fair value of its financial instruments:

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

Intangible Assets: Intangible assets consist of core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over an estimated useful life of three to ten years.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of June 30, 2016, December 31, 2015 and June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2016, December 31, 2015 and June 30, 2015 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of June 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$6,037	$-	$6,037	$-
State, county and municipal securities	158,386	-	158,386	-
Corporate debt securities	20,303	-	18,803	1,500
Mortgage-backed securities	658,920	-	658,920	-
Mortgage loans held for sale	102,757	-	102,757	-
Mortgage banking derivative instruments	5,752	-	5,752	-
Total recurring assets at fair value	$952,155	$-	$950,655	$1,500

Derivative financial instruments	$3,535	-	$3,535	-
Mortgage banking derivative instruments	$1,614	-	1,614	-
Total recurring liabilities at fair value	$5,149	$-	$5,149	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$14,890	$-	$14,890	$-
State, county and municipal securities	161,316	-	161,316	-
Corporate debt securities	6,017	-	3,019	2,998
Mortgage-backed securities	600,962	-	600,962	-
Mortgage loans held for sale	111,182	-	111,182	-
Mortgage banking derivative instruments	2,687	-	2,687	-
Total recurring assets at fair value	$897,054	$-	$894,056	$2,998

Derivative financial instruments	$1,439	$-	$1,439	$-
Mortgage banking derivative instruments	137	-	137	-
Total recurring liabilities at fair value	$1,576	$-	$1,576	$-

	Fair Value Measurements on a Recurring Basis As of June 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$14,746	$-	$14,746	$-
State, county and municipal securities	167,372	-	167,372	-
Corporate debt securities	12,836	-	10,336	2,500
Mortgage-backed securities	667,200	-	667,200	-
Mortgage loans held for sale	108,829	-	108,829	-
Mortgage banking derivative instruments	3,775	-	3,775	-
Total recurring assets at fair value	$974,758	$-	$972,258	$2,500

Derivative financial instruments	$1,306	$-	$1,306	$-
Total recurring liabilities at fair value	$1,306	$-	$1,306	$-

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2016, December 31, 2015 and June 30, 2015 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$26,574	$-	$-	$26,574
Other real estate owned	1,017	-	-	1,017
Purchased, non-covered other real estate owned	13,928	-	-	13,928
Covered other real estate owned	2,742	-	-	2,742
Total nonrecurring assets at fair value	$44,261	$-	$-	$44,261

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$27,069	$-	$-	$27,069
Other real estate owned	10,456	-	-	10,456
Purchased, non-covered other real estate owned	14,333	-	-	14,333
Covered other real estate owned	5,011	-	-	5,011
Total nonrecurring assets at fair value	$56,869	$-	$-	$56,869

	Fair Value Measurements on a Nonrecurring Basis As of June 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$29,228	$-	$-	$29,228
Other real estate owned	11,069	-	-	11,069
Purchased, non-covered other real estate owned	13,112	-	-	13,112
Covered other real estate owned	12,626	-	-	12,626
Total nonrecurring assets at fair value	$66,035	$-	$-	$66,035

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

For the six months ended June 30, 2016, the year ended December 31, 2015 and the six months ended June 30, 2015, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount

As of June 30, 2016
Nonrecurring:
Impaired loans	$26,574	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 100%	28%
Other real estate owned	$1,017	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	10%-90%	13%
Purchased non-covered other real estate owned	$13,928	Third-party appraisals	Collateral discounts and estimated costs to sell	10% -78%	16%
Covered other real estate owned	$2,742	Third-party appraisals	Collateral discounts and estimated costs to sell	15% - 56%	16%
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%

As of December 31, 2015
Nonrecurring:
Impaired loans	$27,069	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	29%
Other real estate owned	$10,456	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	10% -90%	13%
Purchased non-covered other real estate owned	$14,333	Third-party appraisals	Collateral discounts and estimated costs to sell	10% -69%	19%
Covered real estate owned	$5,011	Third-party appraisals	Collateral discounts and estimated costs to sell	0% - 74%	12%
Recurring:

Investment securities available for sale	$2,998	Discounted par values	Credit quality of underlying issuer	0%	0%

As of June 30, 2015
Nonrecurring:
Impaired loans	$29,228	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	4% - 75%	24%
Other real estate owned	$11,069	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	10%	10%
Purchased non-covered other real estate owned	$13,112	Third-party appraisals	Collateral discounts and estimated costs to sell	10% -85%	19%
Covered other real estate owned	$12,626	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 70%	12%
Recurring:

Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at June 30, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$116,255	$116,255	$-	$-	$116,255
Federal funds sold and interest-bearing accounts	68,273	68,273	-	-	68,273
Loans, net	4,677,580	-	-	4,674,993	4,674,993
Accrued interest receivable	19,734	19,734	-	-	19,734

Financial liabilities:
Deposits	$5,179,532	$-	$5,180,700	$-	$5,180,700
Securities sold under agreements to repurchase	37,139	37,139	-	-	37,139
FDIC loss-share payable	1,897	-	-	6,944	6,944
Other borrowings	260,191	-	260,191	-	260,191
Accrued interest payable	1,129	1,129	-	-	1,129
Subordinated deferrable interest debentures	83,570	-	67,484	-	67,484

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$118,518	$118,518	$-	$-	$118,518
Federal funds sold and interest-bearing accounts	272,045	272,045	-	-	272,045
Loans, net	3,971,974	-	-	3,982,606	3,982,606
FDIC loss-share receivable	6,301	-	-	(944)	(944)
Accrued interest receivable	21,274	21,274	-	-	21,274

Financial liabilities:
Deposits	$4,879,290	$-	$4,880,294	$-	$4,880,294
Securities sold under agreements to repurchase	63,585	63,585	-	-	63,585
Other borrowings	39,000	-	39,000	-	39,000
Accrued interest payable	1,054	1,054	-	-	1,054
Subordinated deferrable interest debentures	69,874	-	52,785	-	52,785

		Fair Value Measurements at June 30, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$115,413	$115,413	$-	$-	$115,413
Federal funds sold and interest-bearing accounts	239,804	239,804	-	-	239,804
Loans, net	3,407,609	-	-	3,428,008	3,428,008
FDIC loss-share receivable	14,957	-	-	5,295	5,295
Accrued interest receivable	17,648	17,648	-	-	17,648

Financial liabilities:
Deposits	$4,511,547	$-	$4,513,218	$-	$4,513,218
Securities sold under agreements to repurchase	75,066	75,066	-	-	75,066
Other borrowings	39,000	-	39,000	-	39,000
Accrued interest payable	1,239	1,239	-	-	1,239
Subordinated deferrable interest debentures	69,325	-	50,924	-	50,924

NOTE 13 – SEGMENT REPORTING

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$53,534	$3,293	$1,622	$891	$59,340
Interest expense	4,594	-	-	157	4,751
Net interest income	48,940	3,293	1,622	734	54,589
Provision for loan losses	733	93	-	63	889
Noninterest income	13,018	13,304	440	1,617	28,379
Noninterest expense
Salaries and employee benefits	18,428	8,304	108	691	27,531
Equipment and occupancy expenses	5,901	405	1	64	6,371
Data processing and telecommunications expenses	5,685	338	25	1	6,049
Other expenses	11,071	1,133	26	178	12,408
Total noninterest expense	41,085	10,180	160	934	52,359
Income before income tax expense	20,140	6,324	1,902	1,354	29,720
Income tax expense	6,318	2,213	666	474	9,671
Net income	$13,822	$4,111	$1,236	$880	$20,049
Total assets	$5,691,976	$306,932	$150,823	$71,563	$6,221,294
Other intangible assets, net ,	$20,574	$-	$-	$-	$20,574
Goodwill	$121,422	$-	$-	$-	$121,422

	Three Months Ended June 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$40,252	$1,979	$1,179	$819	$44,229
Interest expense	3,446	-	-	95	3,541
Net interest income	36,806	1,979	1,179	724	40,688
Provision for loan losses	2,456	200	-	-	2,656
Noninterest income	9,262	9,095	383	1,886	20,626
Noninterest expense
Salaries and employee benefits	15,675	5,592	99	1,099	22,465
Equipment and occupancy expenses	4,376	396	1	36	4,809
Data processing and telecommunications expenses	3,913	279	20	2	4,214
Other expenses	24,048	1,150	19	159	25,376
Total noninterest expense	48,012	7,417	139	1,296	56,864
Income (loss) before income tax expense (benefit)	(4,400)	3,457	1,423	1,314	1,794
Income tax expense (benefit)	(1,682)	1,210	498	460	486
Net income (loss)	$(2,718)	$2,247	$925	$854	$1,308
Total assets	$4,823,335	$235,067	$82,913	$64,419	$5,205,734
Other intangible assets, net	$19,189	$-	$-	$-	$19,189
Goodwill	$87,367	$-	$-	$-	$87,367

The following tables present selected financial information with respect to the Company’s reportable business segments for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$103,313	$6,313	$2,641	$1,632	$113,899
Interest expense	8,572	-	-	302	8,874
Net interest income	94,741	6,313	2,641	1,330	105,025
Provision for loan losses	1,414	93	-	63	1,570
Noninterest income	25,753	22,928	773	3,211	52,665
Noninterest expense
Salaries and employee benefits	37,417	14,651	296	1,354	53,718
Equipment and occupancy expenses	11,051	893	2	125	12,071
Data processing and telecommunications expenses	11,505	610	45	2	12,162
Other expenses	27,507	2,089	51	361	30,008
Total noninterest expense	87,480	18,243	394	1,842	107,959
Income before income tax expense	31,600	10,905	3,020	2,636	48,161
Income tax expense	9,999	3,816	1,057	923	15,795
Net income	$21,601	$7,089	$1,963	$1,713	$32,366

	Six Months Ended June 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$79,549	$3,524	$2,014	$1,510	$86,597
Interest expense	6,904	-	-	173	7,077
Net interest income	72,645	3,524	2,014	1,337	79,520
Provision for loan losses	3,383	342	-	-	3,725
Noninterest income	18,042	16,705	656	2,798	38,201
Noninterest expense
Salaries and employee benefits	31,037	10,119	226	1,715	43,097
Equipment and occupancy expenses	8,520	776	3	64	9,363
Data processing and telecommunications expenses	7,924	491	53	6	8,474
Other expenses	34,404	2,082	55	216	36,757
Total noninterest expense	81,885	13,468	337	2,001	97,691
Income before income tax expense	5,419	6,419	2,333	2,134	16,305
Income tax expense	1,423	2,246	817	747	5,233
Net income	$3,996	$4,173	$1,516	$1,387	$11,072

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2016, as compared with December 31, 2015, and operating results for the three- and six-month periods ended June 30, 2016 and 2015. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

						For Six Months Ended
(in thousands, except share data, taxable equivalent)	Second Quarter 2016	First Quarter 2016	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	June 30, 2016	June 30, 2015

Results of Operations:
Net interest income	$54,589	$50,436	$48,618	$47,399	$40,688	$105,025	$79,520
Net interest income (tax equivalent)	55,525	51,177	49,403	48,120	41,267	106,702	80,590
Provision for loan losses	889	681	553	986	2,656	1,570	3,725
Non-interest income	28,379	24,286	22,407	24,978	20,626	52,665	38,201
Non-interest expense	52,359	55,600	53,028	48,396	56,864	107,959	97,691
Income tax expense	9,671	6,124	3,296	7,368	486	15,795	5,233
Net income available to common shareholders	20,049	12,317	14,148	15,627	1,308	32,366	11,072
Selected Average Balances:
Mortgage loans held for sale	$96,998	$82,803	$98,765	$102,961	$81,823	$91,528	$75,281
Loans, net of unearned income	2,653,171	2,410,747	2,333,577	2,224,490	2,111,507	2,536,566	2,005,416
Purchased non-covered loans	1,111,814	836,187	752,508	788,351	671,705	967,546	666,685
Purchased loan pools	630,503	627,178	454,884	323,258	17,308	628,840	8,702
Covered loans	127,595	134,383	180,493	195,175	246,422	131,209	259,157
Investment securities	850,435	806,699	809,641	854,123	680,426	828,566	623,828
Earning assets	5,574,608	5,106,011	4,926,671	4,692,915	3,999,148	5,340,308	3,816,013
Assets	6,138,757	5,618,397	5,427,367	5,213,275	4,464,558	5,876,505	4,273,217
Deposits	5,211,355	4,874,310	4,724,531	4,539,715	3,770,253	5,042,832	3,602,123
Common shareholders’ equity	616,361	542,264	513,098	494,957	491,959	579,312	472,652
Period-End Balances:
Mortgage loans held for sale	$102,757	$97,439	$111,182	$111,807	$108,829	$102,757	$108,829
Loans, net of unearned income	2,819,071	2,528,007	2,406,877	2,290,649	2,171,600	2,819,071	2,171,600
Purchased non-covered loans	1,072,217	1,129,919	771,554	767,494	808,313	1,072,217	808,313
Purchased loan pools	610,425	656,734	592,963	410,072	268,984	610,425	268,984
Covered loans	121,418	130,279	137,529	191,021	209,598	121,418	209,598
Earning assets	5,637,807	5,486,854	5,075,335	4,703,353	4,669,282	5,637,807	4,669,282
Total assets	6,221,294	6,097,771	5,588,940	5,216,300	5,205,734	6,221,294	5,205,734
Deposits	5,179,532	5,230,787	4,879,290	4,530,523	4,511,547	5,179,532	4,511,547
Common shareholders’ equity	625,915	600,828	514,759	502,300	486,770	625,915	486,770
Per Common Share Data:
Earnings per share - basic	$0.58	$0.38	$0.44	$0.49	$0.04	$0.96	$0.35
Earnings per share - diluted	0.57	0.37	0.43	0.48	0.04	0.95	0.35
Common book value per share	17.96	17.25	15.98	15.60	15.12	17.96	15.12
Tangible book value per share	13.89	13.13	12.65	12.31	11.81	13.89	11.81
End of period shares outstanding	34,847,311	34,837,454	32,211,385	32,196,117	32,195,089	34,847,311	32,195,089
Weighted average shares outstanding
Basic	34,832,621	32,752,063	32,199,632	32,195,435	32,184,355	33,792,343	31,318,487
Diluted	35,153,311	33,053,554	32,594,929	32,553,167	32,520,453	34,107,298	31,652,557
Market Price:
High closing price	$32.39	$32.68	$34.90	$28.75	$26.87	32.68	26.87
Low closing price	27.89	25.09	27.65	24.97	24.73	25.09	22.75
Closing price for quarter	29.70	29.58	33.99	28.75	25.29	29.70	25.29
Average daily trading volume	215,409	253,779	301,775	174,900	107,413	234,141	106,301
Cash dividend per share	0.05	0.05	0.05	0.05	0.05	0.10	0.10
Closing price to book value	1.65	1.71	2.13	1.84	1.67	1.65	1.67
Performance Ratios:
Return on average assets	1.31%	0.88%	1.03%	1.19%	0.12%	1.11%	0.52%
Return on average common equity	13.08%	9.14%	10.94%	12.53%	1.07%	11.24%	4.54%
Average loans to average deposits	88.65%	83.94%	80.86%	80.05%	82.53%	86.37%	83.47%
Average equity to average assets	10.04%	9.65%	9.45%	9.49%	11.02%	9.86%	11.06%
Net interest margin (tax equivalent)	4.01%	4.03%	3.98%	4.07%	4.14%	4.02%	4.26%
Efficiency ratio (tax equivalent)	63.11%	74.41%	74.66%	66.87%	92.74%	68.46%	82.99%

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $20.0 million, or $0.57 per diluted share, for the quarter ended June 30, 2016, compared with $1.3 million, or $0.04 per diluted share, for the same period in 2015. The Company’s return on average assets and average shareholders’ equity were 1.31% and 13.08%, respectively, in the second quarter of 2016, compared with 0.12% and 1.07%, respectively, in the second quarter of 2015. During the second quarter of 2015, the Company completed the acquisition of Merchants and completed the acquisition and data conversion of 18 additional branches in South Georgia and North Florida from Bank of America. The Company recorded approximately $3.7 million of after-tax merger related charges from these acquisitions. Additionally, during the second quarter of 2015, the Company recorded $7.3 million of after-tax OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets. Excluding these acquisition and credit resolution-related expenses, the Company’s net income would have been $12.3 million, or $0.38 per diluted share, for the second quarter of 2015. Below is a reconciliation of operating net income to net income, as discussed above.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net income available to common shareholders	$20,049	$1,308	$32,366	$11,072

Merger and conversion charges	-	5,712	6,359	5,727
Non-recurring credit resolution related expenses	-	11,241	-	11,241
Tax effect of non-recurring charges	-	(5,934)	(2,226)	(5,939)

Plus: After tax non-recurring charges	-	11,019	4,133	11,029
Operating Net Income	$20,049	$12,327	$36,499	$22,101

The Company’s retail banking activities have had a significant impact on the overall financial results of the Company. Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and SBA activities of the Company during the second quarter of 2016 and 2015, respectively:

	Three Months Ended June 30, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$53,534	$3,293	$1,622	$891	$59,340
Interest expense	4,594	-	-	157	4,751
Net interest income	48,940	3,293	1,622	734	54,589
Provision for loan losses	733	93	-	63	889
Noninterest income	13,018	13,304	440	1,617	28,379
Noninterest expense
Salaries and employee benefits	18,428	8,304	108	691	27,531
Equipment and occupancy expenses	5,901	405	1	64	6,371
Data processing and telecommunications expenses	5,685	338	25	1	6,049
Other expenses	11,071	1,133	26	178	12,408
Total noninterest expense	41,085	10,180	160	934	52,359
Income before income tax expense	20,140	6,324	1,902	1,354	29,720
Income tax expense	6,318	2,213	666	474	9,671
Net income	$13,822	$4,111	$1,236	$880	$20,049

	Three Months Ended June 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$40,252	$1,979	$1,179	$819	$44,229
Interest expense	3,446	-	-	95	3,541
Net interest income	36,806	1,979	1,179	724	40,688
Provision for loan losses	2,456	200	-	-	2,656
Noninterest income	9,262	9,095	383	1,886	20,626
Noninterest expense
Salaries and employee benefits	15,675	5,592	99	1,099	22,465
Equipment and occupancy expenses	4,376	396	1	36	4,809
Data processing and telecommunications expenses	3,913	279	20	2	4,214
Other expenses	24,048	1,150	19	159	25,376
Total noninterest expense	48,012	7,417	139	1,296	56,864
Income (loss) before income tax expense (benefit)	(4,400)	3,457	1,423	1,314	1,794
Income tax expense (benefit)	(1,682)	1,210	498	460	486
Net income (loss)	$(2,718)	$2,247	$925	$854	$1,308

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

	Quarter Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid

	( in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$96,998	$821	3.40%	$81,823	$764	3.75%
Loans	2,653,171	31,531	4.78	2,111,507	25,629	4.87
Purchased non-covered loans	1,111,814	17,062	6.17	654,397	10,328	6.33
Purchased loan pools	630,503	3,730	2.38	17,308	149	3.45
Covered loans	127,595	1,797	5.66	246,422	3,385	5.51
Investment securities	850,435	5,167	2.44	680,426	4,371	2.58
Short-term assets	104,092	168	0.65	207,265	182	0.35

Total interest- earning assets	5,574,608	60,276	4.35	3,999,148	44,808	4.49

Noninterest-earning assets	564,149			465,410

Total assets	$6,138,757			$4,464,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,766,881	$1,652	0.24%	$1,915,619	$1,115	0.23%
Time deposits	882,853	1,263	0.58	766,385	1,150	0.60
Other borrowings	51,970	484	3.75	41,930	346	3.31
FHLB advances	104,195	155	0.60	17,275	16	0.37
Federal funds purchased and securities sold under agreements to repurchase	43,286	24	0.22	58,722	48	0.33
Subordinated deferrable interest debentures	83,386	1,173	5.66	67,180	866	5.17

Total interest-bearing liabilities	3,932,571	4,751	0.49	2,867,111	3,541	0.50

Demand deposits	1,561,621			1,088,249
Other liabilities	28,204			17,231
Stockholders’ equity	616,361			491,967

Total liabilities and stockholders’ equity	$6,138,757			$4,464,558

Interest rate spread			3.86%			3.99%

Net interest income		$55,525			$41,267

Net interest margin			4.01%			4.14%

On a tax-equivalent basis, net interest income for the second quarter of 2016 was $55.5 million, an increase of $14.3 million, or 34.6%, compared with $41.3 million reported in the same quarter in 2015. The higher net interest income is a result of acquisition activity during the second quarter of 2015 and first quarter of 2016, growth in purchased loan pools and organic loan growth in the loan portfolio coupled with continued low rates in the Company’s cost of funds. The Company’s net interest margin decreased during the second quarter of 2016 to 4.01%, compared with 4.03% during the first quarter of 2016, and compared with 4.14% reported in the second quarter of 2015.

Total interest income, on a tax-equivalent basis, during the second quarter of 2016 was $60.3 million, compared with $44.8 million in the same quarter of 2015. Yields on earning assets declined to 4.35%, compared with 4.49% reported in the second quarter of 2015. During the second quarter of 2016, loans comprised 82.9% of earning assets, compared with 77.8% in the same quarter of 2015. This increase is a result of the growth in purchased pool loans, organic growth in the loan portfolio and acquisition activity during the second quarter of 2015 and the first quarter of 2016. Yields on legacy loans decreased to 4.78% in the second quarter of 2016, compared with 4.87% in the same period of 2015. The yield on purchased non-covered loans declined from 6.33% in the second quarter of 2015 to 6.17% during the second quarter of 2016. Yields on purchase loan pools declined from 3.45% in the second quarter of 2015 to 2.38% in the same period in 2016. This decrease in yield on purchased loan pools was attributable to accelerated prepayments and an adjustment on the remaining life of the pools and associated premiums. Covered loan yields increased from 5.05% in the second quarter of 2015 to 5.66% in the second quarter of 2016. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total funding costs improved slightly to 0.35% in the second quarter of 2016, compared with 0.36% during the second quarter of 2015. Deposit costs decreased from 0.24% in the second quarter of 2015 to 0.22% in the second quarter of 2016, and non-deposit funding costs decreased from 2.76% in the second quarter of 2015 to 2.61% in the second quarter of 2016. Continued shifts in the funding mix toward noninterest-bearing demand and other lower cost deposit categories were the primary reason for the decline in deposit costs. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 83.1% of total deposits in the second quarter of 2016, compared with 79.7% during the second quarter of 2015. Further opportunity to realize savings on interest expense on deposits may be limited due to the current low level of deposit rates. Average balances of interest bearing deposits and their respective costs for the second quarter of 2016 and 2015 are shown below:

(Dollars in Thousands)	June 30, 2016		June 30, 2015
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,087,442	0.16%	$745,709	0.17%
MMDA	1,413,503	0.33%	981,143	0.31%
Savings	265,936	0.07%	188,767	0.08%
Retail CDs < $100,000	437,899	0.44%	388,248	0.50%
Retail CDs > $100,000	439,954	0.71%	378,137	0.70%
Brokered CDs	5,000	0.64%	-	0.00%
Interest-bearing deposits	$3,649,734	0.32%	$2,682,004	0.34%

Provision for Loan Losses

The Company’s provision for loan losses during the second quarter of 2016 amounted to $889,000, compared with $681,000 in the first quarter of 2016 and $2.7 million in the second quarter of 2015. At June 30, 2016, classified loans still accruing totaled $43.0 million, compared with $42.5 million at June 30, 2015. Non-performing assets as a percentage of total assets decreased from 1.42% at June 30, 2015 to 0.96% at June 30, 2016. Net charge-offs on legacy loans during the second quarter of 2016 were $798,000, or 0.11% of average legacy loans on an annualized basis, compared with $2.0 million, or 0.37%, in the second quarter of 2015. The Company’s allowance for loan losses at June 30, 2016 was $21.7 million, or 0.77% of loans (excluding purchased non-covered and covered loans), compared with $21.7 million, or 1.00% of loans (excluding purchased non-covered and covered loans), at June 30, 2015 due to improved credit quality of the loan portfolio.

Noninterest Income

Total non-interest income for the second quarter of 2016 was $28.4 million, compared with $20.6 million in the second quarter of 2015.  Service charges on deposit accounts in the second quarter of 2016 increased to $10.4 million, compared with $7.2 million in the second quarter of 2015. Stronger growth in commercial and treasury management accounts contributed to the growth in income, as did growth in core deposit accounts that resulted from the Company’s acquisitions during the second quarter of 2015 and the first quarter of 2016. Income from mortgage-related activities continued to increase, from $9.7 million in the second quarter of 2015, to $14.1 million in the second quarter of 2016, as a result of the Company’s increased number of mortgage bankers and higher levels of production. Total production in the second quarter of 2016 amounted to $375.7 million, compared with $285.6 million in the same quarter of 2015, while spreads (gain on sale) increased to 3.90% in the current quarter compared with 3.67% in the same quarter of 2015. Open pipelines finished the second quarter of 2016 at $162.6 million, compared with $161.5 million at the beginning of the second quarter of 2016 and $115.9 million at the end of the second quarter of 2015. Other non-interest income remained stable at $2.8 million for the second quarter of 2016, compared with $2.9 million during the second quarter of 2015.

Noninterest Expense

Total non-interest expenses for the second quarter of 2016 decreased to $52.4 million, compared with $56.9 million in the same quarter 2015. Salaries and employee benefits increased from $22.5 million in the second quarter of 2015 to $27.5 million in the second quarter of 2016. Occupancy and equipment expense increased from $4.8 million in the second quarter of 2015 to $6.4 million in the second quarter of 2016. Total data processing and telecommunications expense increased to $6.0 million in the second quarter of 2016, compared with $4.2 million in the second quarter of 2015. Credit resolution-related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $1.8 million in the second quarter of 2016, compared with $11.2 million in the second quarter of 2015. Credit resolution-related expenses were high in the second quarter 2015 due to an aggressive write-down on remaining non-performing assets. Also during the second quarter of 2015, the Company recorded $5.7 million of merger charges related to the Merchants and branch acquisitions.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2016, the Company reported income tax expense of $9.7 million, compared with $486,000 in the same period of 2015. This increase in income tax expense is directly correlated to the increase in pre-tax income for the periods. The Company’s effective tax rate for the three months ending June 30, 2016 and 2015 was 32.5% and 27.1%, respectively.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Ameris reported net income available to common shareholders of $32.4 million, or $0.95 per diluted share, for the six months ended June 30, 2016, compared with $11.1 million, or $0.35 per diluted share, for the same period in 2015. During the second quarter of 2015, the Company completed the acquisition of Merchants and completed the acquisition and data conversion of 18 additional branches in South Georgia and North Florida. The Company recorded approximately $3.7 million of after-tax merger related charges from these acquisitions. Additionally, during the second quarter of 2015, the Company recorded $7.3 million of after-tax OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets. Excluding these acquisition and credit resolution-related expenses, the Company’s net income would have been $22.1 million, or $0.70 per diluted share, for the first six months of 2015. Below is a reconciliation of operating net income to net income, as discussed above.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net income available to common shareholders	$20,049	$1,308	$32,366	$11,072

Merger and conversion charges	-	5,712	6,359	5,727
Non-recurring credit resolution related expenses	-	11,241	-	11,241
Tax effect of non-recurring charges	-	(5,934)	(2,226)	(5,939)

Plus: After tax non-recurring charges	-	11,019	4,133	11,029
Operating Net Income	$20,049	$12,327	$36,499	$22,101

The Company’s retail banking activities have had a significant impact on the overall financial results of the Company. Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and SBA activities of the Company during the first six months of 2016 and 2015, respectively:

	Six Months Ended June 30, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$103,313	$6,313	$2,641	$1,632	$113,899
Interest expense	8,572	-	-	302	8,874
Net interest income	$94,741	$6,313	$2,641	$1,330	105,025
Provision for loan losses	1,414	93	-	63	1,570
Noninterest income	25,753	22,928	773	3,211	52,665
Noninterest expense
Salaries and employee benefits	37,417	14,651	296	1,354	53,718
Equipment and occupancy expenses	11,051	893	2	125	12,071
Data processing and telecommunications expenses	11,505	610	45	2	12,162
Other expenses	27,507	2,089	51	361	30,008
Total noninterest expense	87,480	18,243	394	1,842	107,959
Income before income tax expense	31,600	10,905	3,020	2,636	48,161
Income tax expense	9,999	3,816	1,057	923	15,795
Net income	$21,601	$7,089	$1,963	$1,713	$32,366

	Six Months Ended June 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$79,549	$3,524	$2,014	$1,510	$86,597
Interest expense	6,904	-	-	173	7,077
Net interest income	72,645	3,524	2,014	1,337	79,520
Provision for loan losses	3,383	342	-	-	3,725
Noninterest income	18,042	16,705	656	2,798	38,201
Noninterest expense
Salaries and employee benefits	31,037	10,119	226	1,715	43,097
Equipment and occupancy expenses	8,520	776	3	64	9,363
Data processing and telecommunications expenses	7,924	491	53	6	8,474
Other expenses	34,404	2,082	55	216	36,757
Total noninterest expense	81,885	13,468	337	2,001	97,691
Income before income tax expense	5,419	6,419	2,333	2,134	16,305
Income tax expense	1,423	2,246	817	747	5,233
Net income	$3,996	$4,173	$1,516	$1,387	$11,072

Interest Income

Interest income, on a tax-equivalent basis, for the six months ended June 30, 2016 was $115.6 million, an increase of $27.9 million as compared with $87.7 million for the same period in 2015. Average earning assets for the six-month period increased $1.52 billion to $5.34 billion as of June 30, 2016, compared with $3.82 billion as of June 30, 2015. The increase in average earning assets is due to growth in purchased pool loans, organic growth in the loan portfolio and acquisition activity during the second quarter of 2015 and the first quarter of 2016. Yield on average earning assets was 4.35% for the six months ended June 30, 2016, compared with 4.63% in the first six months of 2015. The decrease in the yield on average earning assets was primarily attributable to decrease in yields on purchased non-covered loans and purchased loan pools.

Interest Expense

Total interest expense for the six months ended June 30, 2016 amounted to $8.9 million, reflecting a $1.8 million increase from the $7.1 million expense recorded in the same period of 2015. During the six-month period ended June 30, 2016, the Company’s funding costs improved to 0.34% from 0.38% reported in 2015. Deposit costs decreased to 0.23% during the six-month period ended June 30, 2016, compared with 0.25% during the same period in 2015. Total non-deposit funding costs remained flat at 2.81% during the first six months of 2015 and 2016.

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

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	( in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$91,528	$1,576	3.46%	$75,281	$1,456	3.90%
Loans	2,536,566	60,215	4.77	2,007,914	48,047	4.83
Purchased non-covered loans	967,546	30,195	6.28	655,485	22,168	6.82
Purchased loan pools	628,840	8,874	2.84	8,702	149	3.45
Covered loans	131,209	3,857	5.91	259,157	7,380	5.74
Investment securities	828,566	10,355	2.51	623,828	8,157	2.64
Short-term assets	156,053	504	0.65	185,646	310	0.34

Total interest- earning assets	5,340,308	115,576	4.35	3,816,013	87,667	4.63

Noninterest-earning assets	536,197			457,204

Total assets	$5,876,505			$4,273,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,716,632	$3,203	0.24%	$1,847,072	$2,191	0.24%
Time deposits	864,386	2,453	0.57	761,432	2,354	0.62
Other borrowings	47,033	854	3.65	42,895	712	3.35
FHLB advances	56,922	178	0.63	17,028	31	0.37
Federal funds purchased and securities sold under agreements to repurchase	48,037	59	0.25	55,731	91	0.33
Subordinated deferrable interest debentures	77,988	2,127	5.48	66,313	1,698	5.16

Total interest-bearing liabilities	3,810,998	8,874	0.47	2,790,471	7,077	0.51

Demand deposits	1,461,814			993,619
Other liabilities	24,381			16,475
Stockholders’ equity	579,312			472,652

Total liabilities and stockholders’ equity	$5,876,505			$4,273,217

Interest rate spread			3.88%			4.12%
Net interest income		$106,702			$80,590

Net interest margin			4.02%			4.26%

For the year-to-date period ending June 30, 2016, the Company reported $106.7 million of net interest income on a tax-equivalent basis, compared with $80.6 million of net interest income for the same period in 2015.  The average balance of earning assets increased 39.9%, from $3.8 billion during the first six months of 2015 to $5.3 billion during the first six months of 2016. The increase in average earning assets is due to growth in purchased pool loans, organic growth in the loan portfolio and acquisition activity during the second quarter of 2015 and the first quarter of 2016.The Company’s net interest margin decreased to 4.02% in the six-month period ending June 30, 2016, compared with 4.26% in the same period in 2015. The decrease in the net interest margin was primarily attributable to a decrease in yield on earning assets.

Provision for Loan Losses

The provision for loan losses decreased to $1.6 million for the six months ended June 30, 2016, compared with $3.7 million in the same period in 2015. Non-performing assets (excluding covered assets) totaled $60.3 million at June 30, 2016, compared with $73.9 million at June 30, 2015.  For the six-month period ended June 30, 2016, the Company had legacy net charge-offs totaling $1.6 million, compared with $2.4 million for the same period in 2015. Annualized legacy net charge-offs as a percentage of average legacy loans decreased to 0.13% during the first six months of 2016, compared with 0.24% during the first six months of 2015.

Noninterest Income

Non-interest income for the first six months of 2016 was $52.7 million, compared with $38.2 million in the same period in 2015. Service charges on deposit accounts increased $6.8 million to $20.4 million in the first six months of 2016, compared with $13.6 million in the same period in 2015.  Stronger growth in commercial and treasury management accounts contributed to the growth in income, as did growth in core deposit accounts that resulted from the Company’s acquisitions during the second quarter of 2015 and the first quarter of 2016. Income from mortgage banking activity increased from $17.8 million in the first six months of 2015 to $24.4 million in the first half of 2016, due to an increased number of mortgage bankers and higher levels of production. Other non-interest income increased from $5.3 million during the first six months of 2015 to $5.8 million during the first six months of 2016 due to the increase in gains on sales of SBA loans.

Noninterest Expense

Total operating expenses for the first six months of 2016 increased to $108.0 million, compared with $97.7 million in the same period in 2015. Increases in noninterest expenses were driven primarily by the second quarter 2015 acquisitions of Merchants and 18 branches from Bank of America and the first quarter 2016 acquisition of JAXB. Salaries and benefits increased $10.6 million as compared with the first half of 2015. Occupancy and equipment expenses for the first six months of 2016 amounted to $12.1 million, representing an increase of $2.7 million from the same period in 2015. Data processing and telecommunications expenses increased from $8.5 million in the first six months of 2015 to $12.2 million in the first six months of 2016. Credit resolution-related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $3.6 million for the first six months of 2016, compared with $14.4 million in the first six months of 2015. Credit resolution-related expenses were high in the second quarter of 2015 due to an aggressive write-down on remaining non-performing assets. Merger and conversion charges were $6.4 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively, reflecting the second quarter 2015 acquisitions of Merchants and 18 branches from Bank of America and the first quarter 2016 acquisition of JAXB. Other noninterest expense increased $2.2 million for the first six months of 2016 as compared with the first half of 2015.

Income Taxes

In the first six months of 2016, the Company recorded income tax expense of $15.8 million, compared with $5.2 million in the same period of 2015. This increase in income tax expense is directly correlated to the increase in pre-tax income for the periods. The Company’s effective tax rate for the six months ended June 30, 2016 and 2015 was 32.8% and 32.1%, respectively.

Financial Condition as of June 30, 2016

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2016, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2016, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Amortized Cost	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
June 30, 2016:
U.S. government agencies	$5,999	$6,037	1.78%	0.30	$5,000
State, county and municipal securities	151,504	158,386	4.17%	6.00	6,600
Corporate debt securities	20,151	20,303	2.59%	5.31	2,500
Mortgage-backed securities	645,045	658,920	2.21%	3.54	131,648
Total debt securities	$822,699	$843,646	2.57%	4.01	$145,748

June 30, 2015:
U.S. government agencies	$14,956	$14,746	1.85%	4.70	$-
State, county and municipal securities	165,070	167,372	4.03%	6.25	8,474
Corporate debt securities	12,710	12,836	5.11%	7.88	1,500
Mortgage-backed securities	665,274	667,200	2.39%	3.95	107,845
Total debt securities	$858,010	$862,154	2.74%	4.46	$117,819

Loans and Allowance for Loan Losses

At June 30, 2016, gross loans outstanding (including purchased non-covered loans, purchased loan pools, covered loans and mortgage loans held for sale) were $4.73 billion, an increase from $4.54 billion reported at December 31, 2015 and $3.57 billion reported at June 30, 2015. Mortgage loans held for sale decreased from $111.2 million at December 31, 2015 to $102.8 million at June 30, 2016. Legacy loans (excluding purchased non-covered, purchased non-covered loan pools and covered loans) increased $412.2 million, from $2.41 billion at December 31, 2015 to $2.82 billion at June 30, 2016, which was primarily driven by increases in municipal loans and residential mortgages. Purchased non-covered loans increased $300.7 million, from $771.6 million at December 31, 2015 to $1.07 billion at June 30, 2016, primarily the result of the JAXB acquisition. Purchased non-covered loan pools increased $17.5 million, from $593.0 million at December 31, 2015 to $610.4 billion at June 30, 2016 due to the purchase of an additional loan pool of $94.7 million during the first six months of 2016, offset by payments on the portfolio of $74.6 million and premium amortization of $2.6 million. Covered loans decreased $16.1 million, from $137.5 million at December 31, 2015 to $121.4 million at June 30, 2016.

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

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past-due loans, historical trends of charged-off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for the probable incurred losses in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Company’s Board of Directors, which primarily focuses on risk by evaluating individual loans in certain risk categories. These categories have also been established by management and take the form of loan grades. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses.

The allowance for loan losses is established by examining (1) the large classified loans, nonaccrual loans and loans considered impaired and evaluating them individually to determine the specific reserve allocation and (2) the remainder of the loan portfolio to allocate a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. The Company also considers other factors such as changes in lending policies and procedures; changes in national, regional and/or local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of either the market president or lending staff; changes in the volume and severity of past-due and classified loans; changes in the quality of the Company’s corporate loan review system; and other factors management deems appropriate.

At the end of the second quarter of 2016, the allowance for loan losses totaled $21.7 million, or 0.77% of total legacy loans, compared with $21.1 million, or 0.88% of total legacy loans, at December 31, 2015 and $21.7 million, or 1.00% of total legacy loans, at June 30, 2015. The decrease in the allowance for loan losses as a percentage of legacy loans reflects the change in credit risk of our portfolio, both from the mix of loan and collateral types, as well as the overall improvement in credit quality of the loan portfolio. Our legacy nonaccrual loans declined from $20.7 million at June 30, 2015 to $16.0 million at June 30, 2016. For the first six months of 2016, our legacy net charge off ratio as a percentage of average legacy loans decreased to 0.13%, compared to 0.24% for the first six months of 2015. For the six-month period ended June 30, 2016, the Company recorded legacy net charge-offs totaling $1.6 million, compared with $2.4 million for the period ended June 30, 2015. The provision for loan losses for the six months ended June 30, 2016 decreased to $1.6 million, compared with $3.7 million during the six-month period ended June 30, 2015. Our ratio of nonperforming assets to total assets decreased from 1.42% at June 30, 2015 to 0.96% at June 30, 2016.

The balance of the allowance for loan losses allocated to loans collectively evaluated for impairment decreased 4.4%, or $747,000, during the first six months of 2016, while the balance of loans collectively evaluated for impairment increased 18.5%, or $686,000 during the same period. A significant portion of the loan growth was concentrated in lower risk categories such as municipal lending and did not require as large of an allowance for loan losses as other categories of loans. Purchased non-covered loans, including purchased loan pools, accounted for 42% of the increase in loans and these loans generally require an initial allowance for loan loss that is less than the allowance required on legacy loans. In addition to the change of type of loan growth, we also experienced a decline in our historical loss rates on all loan portfolios. We consider a four year loss rate on all loan categories and our charge off ratio has been steadily declining over that period. We have adjusted the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as weak commodity prices for agriculture products, growth rates of certain loan types and other factors management deems appropriate. As a percentage of loans collectively evaluated for impairment, the allowance allocated to those loans decreased 9 basis points, from 0.46% at December 31, 2015 to 0.37% at June 30, 2016. The largest decrease was in the real estate construction and development category, which decreased from 1.75% at December 31, 2015 to 1.06% at June 30, 2016. The reason for this decline is the positive trend in net losses within that category.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment increased 34.4%, or $1.4 million, during the first six months of 2016, while the balance of loans individually evaluated for impairment decreased 3.6%, or $2.5 million during the same period. The majority of this increase is attributable to purchased non-covered loans and covered loans. At June 30, 2016, we had $857,000 allocated to purchased non-covered loans, including loan pools and we had $530,000 allocated to covered loans. We did not have any allowance allocated to purchased non-covered loans, including loan pools, and covered loans at December 31, 2015.

The following table presents an analysis of the allowance for loan losses for the six months ended June 30, 2016 and 2015:

(Dollars in Thousands)	June 30, 2016	June 30, 2015
Balance of allowance for loan losses at beginning of period	$21,062	$21,157
Provision charged to operating expense	1,570	3,725
Charge-offs:
Commercial, financial and agricultural	947	802
Real estate – residential	591	732
Real estate – commercial and farmland	708	1,174
Real estate – construction and development	264	360
Consumer installment and Other	118	239
Purchased non-covered loans, including pools	418	470
Covered loans	144	1,413
Total charge-offs	3,190	5,190
Recoveries:
Commercial, financial and agricultural	160	400
Real estate – residential	328	84
Real estate – commercial and farmland	178	32
Real estate – construction and development	343	308
Consumer installment and Other	41	84
Purchased non-covered loans, including pools	866	781
Covered loans	376	277
Total recoveries	2,292	1,966
Net charge-offs	898	3,224
Balance of allowance for loan losses at end of period	$21,734	$21,658

Net charge-offs, excluding purchased non-covered loans, purchased loan pools, and covered loans	1,578	2,399
Net annualized charge-offs as a percentage of average loans , excluding purchased non-covered loans, purchased loan pools, and covered loans	0.13%	0.24%
Allowance for loan losses as a percentage of legacy loans at end of period	0.77%	1.00%
Allowance for loan losses as a percentage of legacy loans and purchased loan pools at end of period	0.63%	0.89%
Allowance for loan losses as a percentage of legacy loans, purchased non-covered loans and purchased loan pools at end of period	0.48%	0.67%

Purchased Non-Covered Assets

Loans that were acquired in transactions and are not covered by the loss-sharing agreements with the FDIC (“purchased non-covered loans”) totaled $1.07 billion, $771.6 million and $808.3 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. OREO that was acquired in transactions and is not covered by the loss-sharing agreements with the FDIC totaled $13.9 million, $14.3 million and $13.1 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. Purchased non-covered assets include assets that were acquired in FDIC-assisted transactions, but are no longer covered by the loss-sharing agreements due to the expiration of the loss-sharing agreements.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the six months ended June 30, 2016, the year ended December 31, 2015 and the six months ended June 30, 2015, the Company recorded a net provision for loan loss credit of $448,000, $237,000 and $311,000, respectively, due to recoveries received on previously charged off purchased non-covered loans. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Purchased non-covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural	$101,803	$45,462	$45,337
Real estate – construction and development	89,096	72,080	75,302
Real estate – commercial and farmland	574,830	390,755	404,588
Real estate – residential	300,898	258,153	276,798
Consumer installment	5,590	5,104	6,288
	$1,072,217	$771,554	$808,313

Purchased Loan Pools

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of June 30, 2016, purchased loan pools totaled $610.4 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $599.8 million and $10.6 million of purchase premium paid at acquisition. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of purchase premium paid at acquisition. As of June 30, 2015, purchased loan pools totaled $269.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $263.8 million and $5.2 million of purchase premium paid at acquisition. The Company has allocated approximately $1.2 million and $581,000 of the allowance for loan losses to the purchased loan pools at June 30, 2016 and December 31, 2015, respectively.

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $121.4 million, $137.5 million and $209.6 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $2.7 million, $5.0 million and $12.6 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. At June 30, 2016 the FDIC loss-share payable amounted to $1.8 million which includes the clawback liability the Bank expects to pay to the FDIC. At December 31, 2015 and June 30, 2015 the FDIC loss-share receivable was $6.3 million and $15.0 million, respectively, which is net of the clawback liability the Bank expects to pay to the FDIC.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the six months ended June 30, 2016, the Company recorded provision for loan loss credit of $232,000, net of the FDIC loss-share coverage, due to recoveries on previously charged off covered loans. During the year ended December 31, 2015 and the six months ended June 30, 2015, the Company recorded provision for loan loss expense of $751,000 and $1.1 million, respectively, net of the FDIC loss-share receivable, to account for losses where there was a decrease in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively over the remaining life of the loan, with an associated write off of the remaining indemnification asset over the shorter of the life of the loan or the loss-share agreement.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural	$1,604	$5,546	$17,666
Real estate – construction and development	7,168	7,612	15,002
Real estate – commercial and farmland	65,091	71,226	111,772
Real estate – residential	47,455	53,038	64,982
Consumer installment	100	107	176
	$121,418	$137,529	$209,598

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

Nonaccrual loans, excluding purchased non-covered and covered loans, totaled $16.0 million at June 30, 2016, a 22.8% decrease from $20.7 million reported at the end of the second quarter of 2015. Nonaccrual purchased non-covered loans totaled $15.8 million at June 30, 2016, compared with $17.4 million at June 30, 2015. At June 30, 2016, OREO (excluding purchased non-covered and covered OREO) totaled $13.8 million, compared with $16.1 million at December 31, 2015 and $22.6 million at June 30, 2015. Purchased non-covered OREO totaled $13.9 million at June 30, 2016, compared with $13.1 at June 30, 2015. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2016, total non-performing assets decreased to 0.97% of total assets, compared with 1.09% at December 31, 2015 and 1.42% at June 30, 2015.

Non-performing assets (excluding covered assets) at June 30, 2016, December 31, 2015 and June 30, 2015 were as follows:

(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Total nonaccrual loans (excluding purchased non-covered and covered loans)	$16,003	$16,860	$20,740
Nonaccrual purchased non-covered loans	15,767	13,330	17,444
Nonaccrual purchased loan pools	864	-	-
Accruing loans delinquent 90 days or more	-	-	-
Foreclosed assets (excluding purchased assets)	13,765	16,147	22,567
Purchased, non-covered other real estate owned	13,928	14,333	13,112
Total non-performing assets, excluding covered assets	$60,327	$60,670	$73,863

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company had a balance of $17.8 million, $16.4 million and $14.0 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$275	11	$86
Real estate – construction & development	9	468	3	36
Real estate – commercial & farmland	19	5,802	3	1,832
Real estate – residential	54	8,226	20	899
Consumer installment	7	24	27	113
Total	94	$14,795	64	$2,966

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$240	10	$110
Real estate – construction & development	11	792	3	63
Real estate – commercial & farmland	16	5,766	3	596
Real estate – residential	51	7,574	20	1,123
Consumer installment	12	46	23	94
Total	94	$14,418	59	$1,986

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	6	$278	5	$29
Real estate – construction & development	11	821	3	57
Real estate – commercial & farmland	17	6,617	3	598
Real estate – residential	49	4,702	15	783
Consumer installment	11	49	17	82
Total	94	$12,467	43	$1,549

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	11	$321	5	$40
Real estate – construction & development	9	458	3	47
Real estate – commercial & farmland	19	7,085	3	548
Real estate – residential	58	8,015	16	1,110
Consumer installment	23	90	11	47
Total	120	$15,969	38	$1,792

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	11	$314	3	$37
Real estate – construction & development	10	771	4	83
Real estate – commercial & farmland	16	5,739	3	624
Real estate – residential	49	7,086	22	1,610
Consumer installment	20	75	15	65
Total	106	$13,985	47	$2,419

As of June 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	7	$256	4	$50
Real estate – construction & development	12	823	2	56
Real estate – commercial & farmland	14	5,877	6	1,338
Real estate – residential	44	3,819	20	1,665
Consumer installment	17	89	11	41
Total	94	$10,864	43	$3,152

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	10	$1,640	7	$198
Forgiveness of principal	3	1,335	1	357
Forbearance of principal	8	3,002	10	173
Rate reduction only	13	1,826	1	29
Rate reduction, forbearance of interest	41	2,702	20	1,681
Rate reduction, forbearance of principal	9	3,086	21	141
Rate reduction, forgiveness of interest	10	1,204	3	383
Rate reduction, forgiveness of principal	-	-	1	4
Total	94	$14,795	64	$2,966

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	10	$1,891	8	$247
Forgiveness of principal	2	1,241	1	357
Forbearance of principal	6	2,798	8	158
Rate reduction only	15	1,869	2	226
Rate reduction, forbearance of interest	39	2,504	23	383
Rate reduction, forbearance of principal	12	3,316	15	256
Rate reduction, forgiveness of interest	9	795	2	359
Rate reduction, forgiveness of principal	1	4	-	-
Total	94	$14,418	59	$1,986

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$1,910	4	$255
Forgiveness of principal	4	1,861	1	489
Forbearance of principal	6	94	8	174
Rate reduction only	16	2,339	1	29
Rate reduction, forbearance of interest	32	2,177	22	427
Rate reduction, forbearance of principal	14	3,006	7	175
Rate reduction, forgiveness of interest	10	1,076	-	-
Rate reduction, forgiveness of principal	1	4	-	-
Total	94	$12,467	43	$1,549

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$784	-	$-
Raw land	10	527	3	36
Apartment	3	1,505	-	-
Hotel & motel	3	1,626	-	-
Office	3	491	-	-
Retail, including strip centers	4	1,337	-	-
1-4 family residential	54	8,226	22	912
Church	-	-	3	1,832
Automobile/equipment/CD	11	79	35	182
Unsecured	1	220	1	4
Total	94	$14,795	64	$2,966

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$608	1	$198
Raw land	6	165	3	62
Apartment	1	1,314	-	-
Hotel & motel	3	1,882	-	-
Office	3	499	-	-
Retail, including strip centers	3	1,335	1	42
1-4 family residential	58	8,329	22	1,139
Church	-	-	1	357
Automobile/equipment/CD	15	61	30	184
Unsecured	1	225	1	4
Total	94	$14,418	59	$1,986

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$826	-	$-
Raw land	5	78	2	30
Agricultural land	1	303	1	64
Hotel & motel	3	1,962	-	-
Office	3	509	-	-
Retail, including strip centers	3	1,345	2	534
1-4 family residential	56	6,760	18	830
Church	1	357	-	-
Automobile/equipment/inventory	15	92	20	91
Unsecured	2	235	-	-
Total	94	$12,467	43	$1,549

As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company had a balance of $10.0 million, $10.0 million and $7.0 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	1	$17
Real estate – construction & development	2	521	3	36
Real estate – commercial & farmland	12	5,918	3	398
Real estate – residential	14	2,609	4	448
Consumer installment	1	4	2	2
Total	30	$9,053	13	$901

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$21
Real estate – construction & development	1	363	3	42
Real estate – commercial & farmland	14	6,214	3	412
Real estate – residential	13	2,789	4	180
Consumer installment	2	5	2	3
Total	31	$9,373	14	$658

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$1
Real estate – construction & development	3	374	-	-
Real estate – commercial & farmland	7	4,058	1	69
Real estate – residential	12	2,354	2	91
Consumer installment	2	6	2	5
Total	24	$6,792	6	$166

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$18	-	$-
Real estate – construction & development	3	155	2	402
Real estate – commercial & farmland	15	6,316	-	-
Real estate – residential	13	2,272	5	785
Consumer installment	3	6	-	-
Total	36	$8,767	7	$1,187

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$23	-	$-
Real estate – construction & development	2	374	2	30
Real estate – commercial & farmland	15	6,570	2	57
Real estate – residential	9	2,086	8	883
Consumer installment	3	7	1	1
Total	32	$9,060	13	$971

As of June 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	-	$-
Real estate – construction & development	3	374	-	-
Real estate – commercial & farmland	7	4,058	1	69
Real estate – residential	11	2,289	3	156
Consumer installment	3	10	1	1
Total	25	$6,732	5	$226

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$1,841	2	$94
Forbearance of principal	3	907	-	-
Forbearance of principal, extended amortization	1	82	1	339
Rate reduction only	7	4,042	2	75
Rate reduction, forgiveness of interest	3	325	-	-
Rate reduction, forbearance of interest	8	734	7	376
Rate reduction, forbearance of principal	4	1,122	1	17
Total	30	$9,053	13	$901

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$1,465	2	$87
Forbearance of principal	2	574	-	-
Payment modification only	2	892	-	-
Forbearance of principal, extended amortization	1	86	1	355
Rate reduction only	8	4,054	2	77
Rate reduction, forgiveness of interest	2	152	-	-
Rate reduction, forbearance of interest	8	1,011	8	118
Rate reduction, forbearance of principal	4	1,139	1	21
Total	31	$9,373	14	$658

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	2	$69	1	$68
Forbearance of principal	2	594	-	-
Payment modification only	2	515	-	-
Rate reduction only	6	3,704	1	23
Rate reduction, forbearance of interest	7	761	3	6
Rate reduction, forbearance of principal	3	996	1	69
Rate reduction, forgiveness of interest	2	153	-	-
Total	24	$6,792	6	$166

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,635	1	$29
Raw land	1	391	4	92
Hotel & motel	1	156	-	-
Retail, including strip centers	4	3,350	-	-
Office	2	517	-	-
1-4 family residential	17	2,998	5	762
Automobile/equipment/CD	2	6	3	18
Total	30	$9,053	13	$901

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,722	-	$-
Raw land	-	-	4	63
Hotel & motel	1	158	-	-
Retail, including strip centers	5	3,421	-	-
Office	2	530	-	-
1-4 family residential	17	3,535	6	571
Automobile/equipment/inventory	3	7	4	24
Total	31	$9,373	14	$658

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$203	1	$69
Raw land	2	35	-	-
Office	1	458	-	-
Retail, including strip centers	1	135	-	-
1-4 family residential	17	5,955	2	91
Automobile/equipment/inventory	2	6	3	6
Total	24	$6,792	6	$166

As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company had a balance of $15.1 million, $15.5 million and $19.6 million, respectively, in troubled debt restructurings included in covered loans. The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	3	$76
Real estate – construction & development	4	808	-	-
Real estate – commercial & farmland	3	1,319	5	2,078
Real estate – residential	92	9,455	27	1,342
Consumer installment	1	7	-	-
Total	100	$11,589	35	$3,496

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	2	$1
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	4	1,967	3	1,067
Real estate – residential	97	10,529	26	1,116
Consumer installment	2	8	-	-
Total	107	$13,283	31	$2,184

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$3	2	$-
Real estate – construction & development	3	2,832	1	13
Real estate – commercial & farmland	11	3,973	3	1,105
Real estate – residential	95	10,690	14	941
Consumer installment	1	2	-	-
Total	111	$17,500	20	$2,059

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$-	2	$76
Real estate – construction & development	4	808	-	-
Real estate – commercial & farmland	8	3,398	-	-
Real estate – residential	103	9,104	16	1,692
Consumer installment	1	7	-	-
Total	117	$13,317	18	$1,768

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$-	-	$-
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	5	2,890	2	144
Real estate – residential	95	9,057	28	2,589
Consumer installment	2	8	-	-
Total	108	$12,734	30	$2,733

As of June 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$3	-	$-
Real estate – construction & development	3	2,832	1	13
Real estate – commercial & farmland	13	5,057	1	21
Real estate – residential	90	10,177	19	1,454
Consumer installment	1	2	-	-
Total	110	$18,071	21	$1,488

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$1,272	6	$633
Forbearance of principal	-	-	2	2
Rate reduction only	79	9,080	7	1,162
Rate reduction, forbearance of interest	8	454	17	494
Rate reduction, forbearance of principal	7	697	2	904
Rate reduction, forgiveness of interest	2	86	1	301
Total	100	$11,589	35	$3,496

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$1,347	4	$88
Forbearance of principal	-	-	2	4
Rate reduction only	84	10,270	7	744
Rate reduction, forbearance of interest	8	564	16	422
Rate reduction, forbearance of principal	7	708	2	926
Rate reduction, forgiveness of interest	3	394	-	-
Total	107	$13,283	31	$2,184

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$1,575	2	$43
Forbearance of principal	-	-	-	-
Rate reduction only	92	14,233	6	632
Rate reduction, forbearance of interest	8	579	8	324
Rate reduction, forbearance of principal	4	716	3	1,060
Rate reduction, forgiveness of interest	3	397	-	-
Total	111	$17,500	20	$2,059

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and nonaccrual at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw land	5	$1,337	-	$-
Hotel & motel	-	-	2	1,499
Retail, including strip centers	2	531	1	1
Office	-	-	1	464
1-4 family residential	92	9,714	27	1,402
Automobile/equipment/CD	1	7	4	130
Total	100	$11,589	35	$3,496

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw land	5	$1,321	-	$-
Hotel & motel	1	620	1	923
Retail, including strip centers	2	537	1	6
1-4 family residential	97	10,742	27	1,255
Automobile/equipment/inventory	2	63	2	-
Total	107	$13,283	31	$2,184

As of June 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,463	-	$-
Raw land	2	438	1	13
Hotel & motel	4	3,204	1	937
Office	2	886	-	-
Retail, including strip centers	3	665	1	6
1-4 family residential	97	10,841	15	1,103
Automobile/equipment/inventory	1	3	2	-
Total	111	$17,500	20	$2,059

Commercial Lending Practices

The federal bank regulatory agencies previously issued interagency guidance on commercial real estate lending and prudent risk management practices. This guidance defines commercial real estate (“CRE”) loans as loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property, excluding owner occupied properties (loans for which 50% or more of the source of repayment is derived from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property) or the proceeds of the sale, refinancing or permanent financing of the property. Loans for owner occupied CRE are generally excluded from the CRE guidance.

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

As of June 30, 2016, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2016 and December 31, 2015. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased non-covered and covered loans:

(Dollars in Thousands)	June 30, 2016		December 31, 2015
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$370,981	8%	$324,385	8%
Multi-family loans	112,717	3%	102,320	3%
Nonfarm non-residential loans	1,775,784	38%	1,464,652	37%
Total CRE Loans	2,259,482	49%	$1,891,357	48%
All other loan types	2,363,649	51%	2,017,566	52%

Total Loans	$4,623,131	100%	$3,908,923	100%

The following table outlines the percentage of total CRE loans, net of owner occupied loans, to total risk-based capital, and the Company’s internal concentration limits as of June 30, 2016 and December 31, 2015:

	Internal	June 30, 2016	December 31, 2015
	Limit	Actual	Actual
Construction and development	100%	59%	63%
Commercial real estate	300%	183%	189%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At June 30, 2016, the Company’s short-term investments were $68.3 million, compared with $272.0 million and $239.8 million at December 31, 2015 and June 30, 2015, respectively. At June 30, 2016, $5.5 million was in federal funds sold and $62.8 million was in interest-bearing balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at June 30, 2016, December 31, 2015 and June 30, 2015 for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of approximately $2.5 million, $1.4 million and $1.3 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

The Company has fair value hedges with a combined notional amount of $16.9 million at June 30, 2016 for the purpose of hedging the change in fair value of certain fixed rate loans. These instruments have maturity dates that range from January 2023 to July 2025 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to a liability of approximately $1.1 million at June 30, 2016.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $5.8 million, $2.7 million and $3.8 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, and a liability of approximately $1.6 million, $137,000 and $0 at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

No material hedge ineffectiveness from cash flow or fair value hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

As of June 30, 2016, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at June 30, 2016, December 31, 2015 and June 30, 2015:

	June 30, 2016	December 31, 2015	June 30, 2015
Leverage Ratio (tier 1 capital to average assets)
Consolidated	8.69%	8.70%	10.21%
Ameris Bank	9.44	9.32	11.15
CET1 Ratio (common equity tier 1capital to risk weighted assets)
Consolidated	8.72	9.54	10.21
Ameris Bank	11.12	11.74	13.16
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.22	10.96	12.04
Ameris Bank	11.12	11.74	13.16
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	10.65	11.45	12.63
Ameris Bank	11.54	12.24	13.75

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2016, December 31, 2015 and June 30, 2015, there were $260.2 million, $39.0 million and $39.0 million, respectively, outstanding borrowings with the Company’s correspondent banks.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Investment securities available for sale to total deposits	16.29%	16.00%	16.05%	17.91%	19.11%
Loans (net of unearned income) to total deposits	89.26%	84.98%	80.11%	80.77%	76.66%
Interest-earning assets to total assets	90.62%	89.98%	90.81%	90.17%	89.69%
Interest-bearing deposits to total deposits	70.00%	70.77%	72.74%	71.84%	71.62%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2016 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company’s hedging activities are limited to cash flow hedges and fair value hedges and are part of the Company’s program to manage interest rate sensitivity.

At June 30, 2016, the Company had one effective LIBOR rate swap with a notional amount of $37.1 million. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was a liability of approximately $2.5 million, $1.4 million and $1.3 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

At June 30, 2016, the Company had fair value hedges with a combined notional amount of $16.9 million for the purpose of hedging the change in fair value of certain fixed rate loans. These instruments have maturity dates that range from January 2023 to July 2025 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to a liability of approximately $1.1 million at June 30, 2016.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to a net asset of approximately $4.1 million, $2.5 million and $3.8 million at June 30, 2016, December 31, 2015, and June 30, 2015 respectively.

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

During the quarter ended June 30, 2016, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2016.

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	20,529	$29.43	-	$-
May 1, 2016 through May 31, 2016	592	30.91	-	-
June 1, 2016 through June 30, 2016	-	-	-	-
Total	21,121	$29.47	-	$-

(1)	The shares purchased from April 1, 2016 through June 30, 2016 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

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

Date: August 9, 2016	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer

32.1	Section 1350 Certification by the Company’s Chief Executive Officer

32.2	Section 1350 Certification by the Company’s Chief Financial Officer

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended June 30, 2016, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

