Form 10-Q
period 2016-09-30
Ameris Bancorp
filed 2016-11-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 34,919,974 shares of Common Stock outstanding as of November 1, 2016.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015	September 30, 2015
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$123,270	$118,518	$114,396
Federal funds sold and interest-bearing accounts	90,801	272,045	120,925
Investment securities available for sale, at fair value	838,124	783,185	811,385
Other investments	24,578	9,323	9,322
Mortgage loans held for sale, at fair value	126,263	111,182	111,807

Loans, net of unearned income	3,091,039	2,406,877	2,290,649
Purchased loans not covered by FDIC loss-share agreements (“purchased non-covered loans”)	1,067,090	771,554	767,494
Purchased loan pools not covered by FDIC loss-share agreements (“purchased loan pools”)	624,886	592,963	410,072
Purchased loans covered by FDIC loss-share agreements (“covered loans”)	62,291	137,529	191,021
Less: allowance for loan losses	(22,963)	(21,062)	(22,471)
Loans, net	4,822,343	3,887,861	3,636,765

Other real estate owned, net	10,392	16,147	20,730
Purchased, non-covered other real estate owned, net	14,126	14,333	11,538
Covered other real estate owned, net	1,000	5,011	12,203
Total other real estate owned, net	25,518	35,491	44,471
Premises and equipment, net	122,191	121,639	124,756
FDIC loss-share receivable, net	-	6,301	4,506
Other intangible assets, net	18,472	17,058	18,218
Goodwill	122,545	90,082	87,701
Cash value of bank owned life insurance	77,637	64,251	59,894
Other assets	101,753	72,004	72,154
Total assets	$6,493,495	$5,588,940	$5,216,300

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$1,563,316	$1,329,857	$1,275,800
Interest-bearing	3,742,782	3,549,433	3,254,723
Total deposits	5,306,098	4,879,290	4,530,523
Securities sold under agreements to repurchase	42,647	63,585	51,506
FDIC loss-share payable, net	7,775	-	-
Other borrowings	373,461	39,000	39,000
Other liabilities	37,033	22,432	23,371
Subordinated deferrable interest debentures	83,898	69,874	69,600
Total liabilities	5,850,912	5,074,181	4,714,000

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-	-
Common stock, par value $1; 100,000,000 shares authorized; 36,347,637; 33,625,162 and 33,609,894 issued	36,348	33,625	33,610
Capital surplus	409,630	337,349	336,599
Retained earnings	199,769	152,820	140,282
Accumulated other comprehensive income	10,449	3,353	4,197
Treasury stock, at cost, 1,456,333; 1,413,777 and 1,413,777 shares	(13,613)	(12,388)	(12,388)
Total stockholders’ equity	642,583	514,759	502,300
Total liabilities and stockholders’ equity	$6,493,495	$5,588,940	$5,216,300

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME/(LOSS)

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$57,322	$45,775	$160,677	$124,231
Interest on taxable securities	4,336	4,694	13,476	11,594
Interest on nontaxable securities	397	480	1,297	1,411
Interest on deposits in other banks and federal funds sold	155	246	659	556
Total interest income	62,210	51,195	176,109	137,792

Interest expense
Interest on deposits	3,074	2,521	8,730	7,065
Interest on other borrowings	2,069	1,275	5,287	3,808
Total interest expense	5,143	3,796	14,017	10,873
Net interest income	57,067	47,399	162,092	126,919
Provision for loan losses	811	986	2,381	4,711
Net interest income after provision for loan losses	56,256	46,413	159,711	122,208

Noninterest income
Service charges on deposit accounts	11,358	10,766	31,709	24,346
Mortgage banking activity	14,067	10,404	38,420	28,214
Other service charges, commissions and fees	791	1,145	2,869	2,642
Gain on sale of securities	-	115	94	137
Other noninterest income	2,648	2,548	8,437	7,840
Total noninterest income	28,864	24,978	81,529	63,179

Noninterest expense
Salaries and employee benefits	27,982	24,934	81,700	68,031
Occupancy and equipment expense	5,989	5,915	18,060	15,278
Advertising and marketing expense	1,249	667	2,908	2,141
Amortization of intangible assets	993	1,321	3,332	2,581
Data processing and communications costs	6,185	5,329	18,347	13,803
Credit resolution-related expenses	1,526	1,083	5,089	15,484
Merger and conversion charges	-	446	6,359	6,173
Other noninterest expenses	9,275	8,701	25,363	22,596
Total noninterest expense	53,199	48,396	161,158	146,087
Income before income tax expense	31,921	22,995	80,082	39,300
Income tax expense	10,364	7,368	26,159	12,601
Net income	21,557	15,627	53,923	26,699

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax (benefit) of ($1,481), $936, $4,160 and ($615)	(2,752)	1,739	7,724	(1,143)
Reclassification adjustment for gains included in earnings, net of tax of $0, $40, $33 and $48	-	(75)	(61)	(89)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax (benefit) of $130, ($290), ($306) and ($360)	241	(539)	(567)	(669)
Other comprehensive income (loss)	(2,511)	1,125	7,096	(1,901)
Total comprehensive income (loss)	$19,046	$16,752	$61,019	$24,798
Basic earnings per common share	$0.62	$0.49	$1.58	$0.84
Diluted earnings per common share	$0.61	$0.48	$1.56	$0.84
Dividends declared per common share	$0.10	$0.05	$0.20	$0.15
Weighted average common shares outstanding
Basic	34,870	32,195	34,156	31,614
Diluted	35,195	32,553	34,470	31,962

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Shares	Amount	Shares	Amount

COMMON STOCK
Balance at beginning of period	33,625,162	$33,625	28,159,027	$28,159
Issuance of common stock	2,549,469	2,549	5,320,000	5,320
Issuance of restricted shares	125,581	126	71,000	71
Cancellation of restricted shares	(7,085)	(7)	-	-
Proceeds from exercise of stock options	54,510	55	59,867	60
Issued at end of period	36,347,637	$36,348	33,609,894	$33,610

CAPITAL SURPLUS
Balance at beginning of period		$337,349		$225,015
Stock-based compensation		1,586		1,140
Issuance of common shares, net of issuance costs of $0 and $4,811		69,906		109,569
Issuance of restricted shares		(126)		(71)
Cancellation of restricted shares		7		-
Proceeds from exercise of stock options		908		946
Balance at end of period		$409,630		$336,599

RETAINED EARNINGS
Balance at beginning of period		$152,820		$118,412
Net income		53,923		26,699
Dividends on common shares		(6,974)		(4,829)
Balance at end of period		$199,769		$140,282

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities and derivatives:
Balance at beginning of period		$3,353		$6,098
Other comprehensive income (loss) during the period		7,096		(1.901)
Balance at end of period		$10,449		$4,197

TREASURY STOCK
Balance at beginning of period	(1,413,777)	$(12,388)	(1,385,164)	$(11,656)
Purchase of treasury shares	(42,556)	(1,225)	(28,613)	(732)
Balance at end of period	(1,456,333)	$(13,613)	(1,413,777)	$(12,388)

TOTAL STOCKHOLDERS’ EQUITY		$642,583		$502,300

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$53,923	$26,699
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	7,041	5,735
Amortization of intangible assets	3,332	2,581
Net amortization of investment securities available for sale	5,086	4,397
Amortization of purchased loan pools	4,149	-
Net accretion of other borrowings	(57)	-
Amortization of subordinated deferrable interest debentures	1,123	769
Net gains on securities available for sale	(94)	(137)
Stock based compensation expense	1,586	1,140
Net losses on sale or disposal of premises and equipment	112	83
Net write-downs and losses on sale of other real estate owned	1,844	12,193
Provision for loan losses	2,381	4,711
Accretion of discount on covered loans	(2,855)	(8,105)
Accretion of discount on purchased non-covered loans	(10,071)	(8,055)
Changes in FDIC loss-share receivable/payable, net of cash payments received	10,277	7,756
Increase in cash surrender value of BOLI	(1,318)	(1,027)
Originations of mortgage loans held for sale	(1,051,812)	(784,548)
Payments received on mortgage loans held for sale	1,167	1,002
Proceeds from sales of mortgage loans held for sale	982,898	747,507
Net gains on sale of mortgage loans held for sale	(41,935)	(30,427)
Originations of SBA loans	(57,462)	(41,116)
Proceeds from sales of SBA loans	21,656	29,381
Net gains on sale of SBA loans	(3,054)	(3,158)
Change attributable to other operating activities	9,833	14,630
Net cash provided by (used in) operating activities	(62,250)	(17,989)

Cash flows from investing activities:
Purchase of securities available for sale	(134,786)	(246,090)
Proceeds from maturities of securities available for sale	93,513	64,390
Proceeds from sales of securities available for sale	53,026	69,208
Decrease (increase) in other investments, net	(13,050)	1,825
Net increase in loans, excluding purchased non-covered and covered loans	(556,182)	(349,541)
Purchases of non-covered loan pools	(151,481)	(422,956)
Payments received on purchased non-covered loans	158,700	123,311
Payments received on purchased loan pools	115,409	12,884
Payments received on covered loans	27,619	60,930
Purchases of premises and equipment	(8,250)	(11,057)
Proceeds from sales of premises and equipment	207	282
Proceeds from sales of other real estate owned	18,329	33,460
Payments received from FDIC under loss-share agreements	4,770	19,089
Net cash proceeds received (paid) from acquisitions	(7,205)	673,840
Net cash provided by (used in) investing activities	(399,381)	29,575

(Continued)

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Net increase (decrease) in deposits	$25,448	$46,315
Net decrease in securities sold under agreements to repurchase	(20,938)	(63,392)
Proceeds from other borrowings	339,500	-
Repayment of other borrowings	(53,513)	(39,881)
Dividends paid - common stock	(5,096)	(4,829)
Purchase of treasury shares	(1,225)	(732)
Issuance of common stock	-	114,889
Proceeds from exercise of stock options	963	1,006
Net cash provided by (used in) financing activities	285,139	53,376
Net increase (decrease) in cash and cash equivalents	(176,492)	64,962
Cash and cash equivalents at beginning of period	390,563	170,359
Cash and cash equivalents at end of period	$214,071	$235,321
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$13,791	$11,106
Income taxes	$30,969	$2,739
Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$2,101	$9,838
Purchased non-covered loans transferred to other real estate owned	$3,871	$2,565
Covered loans transferred to other real estate owned	$2,391	$6,909
Loans provided for the sales of other real estate owned	$1,471	$4,996
Change in unrealized gain on securities available for sale, net of tax	$7,724	$(1,143)
Change in unrealized loss on cash flow hedge (interest rate swap), net of tax	$(567)	$(669)
Issuance of common stock in acquisitions	$72,455	$-

(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2016, the Bank operated 99 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

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

The acquisition of JAXB was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third quarter of 2016, management revised its initial estimates regarding the valuation of loans, premises and equipment, core deposit intangible and other assets acquired. In addition, management assessed and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Management continues to evaluate fair value adjustments related to loans, other real estate owned and deferred tax assets.

The following table presents the assets acquired and liabilities of JAXB assumed as of March 11, 2016 and their initial fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(Dollars in Thousands)	As Recorded by JAXB	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$9,704	$-		$-		$9,704
Federal funds sold and interest-bearing balances	7,027	-		-		7,027
Investment securities	60,836	(942	)(a)	-		59,894
Other investments	2,458	-		-		2,458
Loans	416,831	(15,746	)(b)	1,857	(j)	402,942
Less allowance for loan losses	(12,613)	12,613	(c)	-		-
Loans, net	404,218	(3,133)		1,857		402,942
Other real estate owned	2,873	(1,035	)(d)	-		1,838
Premises and equipment	4,798	-		(31	)(k)	4,767
Intangible assets	288	5,566	(e)	(1,108	)(l)	4,746
Other assets	14,141	23,266	(f)	(1,841	)(m)	35,566
Total assets	$506,343	$23,722		$(1,123)		$528,942
Liabilities
Deposits:
Noninterest-bearing	$123,399	$-		$-		$123,399
Interest-bearing	277,539	421	(g)	-		277,960
Total deposits	400,938	421		-		401,359
Other borrowings	48,350	84	(h)	-		48,434
Other liabilities	2,354	-		-		2,354
Subordinated deferrable interest debentures	16,294	(3,393	)(i)	-		12,901
Total liabilities	467,936	(2,888)		-		465,048
Net identifiable assets acquired over (under) liabilities assumed	38,407	26,610		(1,123)		63,894
Goodwill	-	31,375		1,123		32,498
Net assets acquired over (under) liabilities assumed	$38,407	$57,985		$-		$96,392
Consideration:
Ameris Bancorp common shares issued	2,549,469
Purchase price per share of the Company's common stock	$28.42
Company common stock issued	$72,455
Cash exchanged for shares	$23,937
Fair value of total consideration transferred	$96,392

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, net of the reversal of JAXB remaining fair value adjustments from their prior acquisitions.

(c)	Adjustment reflects the elimination of JAXB’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio, which is based largely on contracted sale prices.

(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(f)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes and the reversal of JAXB valuation allowance established on their deferred tax assets.

(g)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the liability for other borrowings.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date, net of the reversal of JAXB remaining fair value adjustments from their prior acquisitions.

(j)	Adjustment reflects additional recording of fair value adjustment of the acquired loan portfolio.

(k)	Adjustment reflects recording of fair value adjustment of the premises and equipment.

(l)	Adjustment reflects adjustment to the core deposit intangible on the acquired core deposit accounts.

(m)	Adjustment reflects the additional deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

Goodwill of $32.5 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the JAXB acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $402.9 million of loans at fair value, net of $13.9 million, or 3.33%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $28.3 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(Dollars in Thousands)
Contractually required principal and interest	$42,314
Non-accretable difference	(7,877)
Cash flows expected to be collected	34,437
Accretable yield	(6,182)
Total purchased credit-impaired loans acquired	$28,255

The following table presents the acquired loan data for the JAXB acquisition.

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
	(Dollars in Thousands)
Acquired receivables subject to ASC 310-30	$28,255	$42,314	$7,877
Acquired receivables not subject to ASC 310-30	$374,687	$488,346	$-

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

The following table presents the assets acquired and liabilities of Merchants assumed as of May 22, 2015 and their fair value estimates.

(Dollars in Thousands)	As Recorded by Merchants	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$7,527	$-		$-		$7,527
Federal funds sold and interest-bearing balances	106,188	-		-		106,188
Investment securities	164,421	(553	)(a)	(639	)(j)	163,229
Other investments	872	-		(253	)(k)	619
Loans	199,955	(8,500	)(b)	91	(l)	191,546
Less allowance for loan losses	(3,354)	3,354	(c)	-		-
Loans, net	196,601	(5,146)		91		191,546
Other real estate owned	4,082	(1,115	)(d)	-		2,967
Premises and equipment	14,614	(3,680	)(e)	-		10,934
Intangible assets	-	4,577	(f)	(634	)(m)	3,943
Other assets	2,333	2,335	(g)	(1,109	)(n)	3,559
Total assets	$496,638	$(3,582)		$(2,544)		$490,512
Liabilities
Deposits:
Noninterest-bearing	$121,708	$-		$-		$121,708
Interest-bearing	286,112	-		41,588	(o)	327,700
Total deposits	407,820	-		41,588		449,408
Federal funds purchased and securities sold under agreements to repurchase	41,588	-		(41,588	)(o)	-
Other liabilities	2,151	81	(h)	-		2,232
Subordinated deferrable interest debentures	6,186	(2,680	)(i)	-		3,506
Total liabilities	457,745	(2,599)		-		455,146
Net identifiable assets acquired over (under) liabilities assumed	38,893	(983)		(2,544)		35,366
Goodwill	-	12,090		2,544		14,634
Net assets acquired over (under) liabilities assumed	$38,893	$11,107		$-		$50,000
Consideration:
Cash exchanged for shares	$50,000
Fair value of total consideration transferred	$50,000

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Merchants’ allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired premises.

(f)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(g)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of interest rate swap liabilities.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(j)	Adjustment reflects the additional fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(k)	Adjustment reflects the fair value adjustments of other investments as of the acquisition date.

(l)	Adjustment reflects additional recording of fair value adjustment of the acquired loan portfolio.

(m)	Adjustment reflects adjustment to the core deposit intangible on the acquired core deposit accounts.

(n)	Adjustment reflects the additional deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(o)	Subsequent to acquisition, the acquired securities sold under agreements to repurchase were converted to deposit accounts and are no longer reported as securities sold under agreements to repurchase on the Consolidated Balance Sheet as of December 31, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income and noninterest income	$85,931	$77,325	$247,697	$210,556
Net income	$21,557	$17,076	$54,658	$32,621
Net income available to common stockholders	$21,557	$17.076	$54,658	$32,621
Income per common share available to common stockholders – basic	$0.62	$0.49	$1.57	$0.95
Income per common share available to common stockholders – diluted	$0.61	$0.49	$1.56	$0.95

Average number of shares outstanding, basic	34,870	34,744	34,817	34,163
Average number of shares outstanding, diluted	35,195	35,102	35,131	34,511

A rollforward of purchased non-covered loans for the nine months ended September 30, 2016, the year ended December 31, 2015 and the nine months ended September 30, 2015 is shown below:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Balance, January 1	$771,554	$674,239	$674,239
Charge-offs, net of recoveries	(904)	(991)	(814)
Additions due to acquisitions	402,942	195,818	195,818
Accretion	10,071	10,590	8,055
Transfers to purchased non-covered other real estate owned	(3,871)	(4,473)	(2,565)
Transfer from covered loans due to loss-share expiration	45,908	50,568	15,462
Payments received	(158,700)	(154,666)	(123,311)
Other	90	469	610
Ending balance	$1,067,090	$771,554	$767,494

The following is a summary of changes in the accretable discounts of purchased non-covered loans during the nine months ended September 30, 2016, the year ended December 31, 2015 and the nine months ended September 30, 2015:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Balance, January 1	$24,785	$25,716	$25,716
Additions due to acquisitions	9,991	5,788	4,686
Accretion	(10,071)	(10,590)	(8,055)
Transfer from covered loans due to loss-share expiration	3,457	1,665	-
Accretable discounts removed due to charge-offs	(161)	(1,768)	(1,686)
Transfers between non-accretable and accretable discounts, net	2,263	3,974	(106)
Ending balance	$30,264	$24,785	$20,555

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2016, December 31, 2015 and September 30, 2015 are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

September 30, 2016:
U.S. government agencies	$999	$29	$(0)	$1,028
State, county and municipal securities	150,083	5,939	(28)	155,994
Corporate debt securities	28,924	194	(20)	29,098
Mortgage-backed securities	641,404	10,917	(317)	652,004
Total debt securities	$821,410	$17,079	$(365)	$838,124

December 31, 2015:
U.S. government agencies	$14,959	$-	$(69)	$14,890
State, county and municipal securities	157,681	4,046	(411)	161,316
Corporate debt securities	5,900	145	(28)	6,017
Mortgage-backed securities	599,721	3,945	(2,704)	600,962
Total debt securities	$778,261	$8,136	$(3,212)	$783,185

September 30, 2015:
U.S. government agencies	$14,957	$26	$(15)	$14,968
State, county and municipal securities	161,509	3,875	(519)	164,865
Corporate debt securities	5,901	150	(19)	6,032
Mortgage-backed securities	622,313	5,208	(2,001)	625,520
Total debt securities	$804,680	$9,259	$(2,554)	$811,385

The amortized cost and fair value of available-for-sale securities at September 30, 2016 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$5,260	$5,312
Due from one year to five years	63,450	65,135
Due from five to ten years	56,521	59,169
Due after ten years	54,775	56,504
Mortgage-backed securities	641,404	652,004
	$821,410	$838,124

Securities with a carrying value of approximately $416.8 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at September 30, 2016, compared with $551.0 million and $381.9 million at December 31, 2015 and September 30, 2015, respectively.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2016, December 31, 2015 and September 30, 2015.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2016:
U.S. government agencies	$-	$-	$-	$-	$-	$-
State, county and municipal securities	4,398	(17)	1,634	(11)	6,032	(28)
Corporate debt securities	3,012	(5)	487	(15)	3,499	(20)
Mortgage-backed securities	66,920	(195)	12,519	(122)	79,439	(317)
Total debt securities	$74,330	$(217)	$14,640	$(148)	$88,970	$(365)

December 31, 2015:
U.S. government agencies	$9,932	$(27)	$4,958	$(42)	$14,890	$(69)
State, county and municipal securities	19,293	(199)	11,557	(212)	30,850	(411)
Corporate debt securities	1,383	(28)	-	-	1,383	(28)
Mortgage-backed securities	263,281	(1,950)	29,950	(754)	293,231	(2,704)
Total debt securities	$293,889	$(2,204)	$46,465	$(1,008)	$340,354	$(3,212)

September 30, 2015:
U.S. government agencies	$-	$-	$4,985	$(15)	$4,985	$(15)
State, county and municipal securities	28,339	(297)	10,451	(222)	38,790	(519)
Corporate debt securities	894	(19)	-	-	894	(19)
Mortgage-backed securities	213,439	(1,184)	30,708	(817)	244,147	(2,001)
Total debt securities	$242,672	$(1,500)	$46,144	$(1,054)	$288,816	$(2,554)

As of September 30, 2016, the Company’s securities portfolio consisted of 414 securities, 28 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

At September 30, 2016, the Company held 23 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

At September 30, 2016, the Company held three state, county and municipal securities and two corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

During the first nine months of 2016 and 2015, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities, except for one security that began deferring interest during the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at September 30, 2016, December 31, 2015 or September 30, 2015.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2016, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2016, these investments are not considered impaired on an other-than-temporary basis.

At September 30, 2016, December 31, 2015 and September 30, 2015, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the nine months ended September 30, 2016, year ended December 31, 2015 and nine months ended September 30, 2015:

	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)

Gross gains on sales of securities	$312	$396	$396
Gross losses on sales of securities	(218)	(259)	(259)
Net realized gains on sales of securities available for sale	$94	$137	$137
Sales proceeds	$53,026	$72,528	$69,208

NOTE 4 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. During the third quarter of 2016, the Bank began purchasing from an unrelated third party consumer installment home improvement loans made to borrowers throughout the United States. The Bank also purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. The Bank concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

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

Commercial, financial and agricultural loans include both secured and unsecured loans for working capital, expansion, crop production, and other business purposes, including SBA guaranteed loans and municipal loans. Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Bank evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial, financial and agricultural loans.

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

Consumer installment loans and other loans include home improvement loans, automobile loans, boat and recreational vehicle financing, and secured and unsecured personal loans. Consumer loans carry greater risks than other loans, as the collateral can consist of rapidly depreciating assets such as automobiles and equipment that may not provide an adequate source of repayment of the loan in the case of default.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$625,947	$449,623	$427,747
Real estate – construction and development	328,308	244,693	220,798
Real estate – commercial and farmland	1,297,582	1,104,991	1,067,828
Real estate – residential	766,933	570,430	532,285
Consumer installment	68,305	31,125	31,299
Other	3,964	6,015	10,692
	$3,091,039	$2,406,877	$2,290,649

Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased non-covered loans totaling $1.07 billion, $771.6 million and $767.5 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, are not included in the above schedule.

Purchased non-covered loans are shown below according to major loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$99,596	$45,462	$42,350
Real estate – construction and development	86,099	72,080	71,109
Real estate – commercial and farmland	590,388	390,755	385,032
Real estate – residential	286,169	258,153	263,312
Consumer installment	4,838	5,104	5,691
	$1,067,090	$771,554	$767,494

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of September 30, 2016, purchased loan pools totaled $624.9 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $614.4 million and $10.5 million of remaining purchase premium paid at acquisition. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of purchase premium paid at acquisition. As of September 30, 2015, purchased loan pools totaled $410.1 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $402.1 million and $8.0 million of purchase premium paid at acquisition. At September 30, 2016, one loan in the purchased loan pools with a principal balance of $864,000 was past due and risk-rated grade 40, while all other loans included in the purchased loan pools were performing current loans, risk-rated grade 20. At December 31, 2015 and September 30, 2015, all loans included in the purchased loan pools were performing current loans, all risk-rated grade 20. At September 30, 2016, December 31, 2015 and September 30, 2015, the Company had allocated $2.0 million, $581,000 and $402,000, respectively, of allowance for loan losses for the purchased loan pools. As part of the due diligence process prior to purchasing an individual mortgage pool, a complete re-underwrite of the individual loan files was conducted. The underwriting process included a review of all income, asset, credit and property related documentation that was used to originate the loan. Underwriters utilized the originating lender’s program guidelines, as well as general prudent mortgage lending standards, to assess each individual loan file.  Additional research was conducted to assess the real estate market conditions and market expectations in the geographic areas where a collateral concentration existed. As part of this review, an automated valuation model was employed to provide current collateral valuations and to support individual loan-to-value ratios.  Additionally, a sample of site inspections was completed to provide further assurance.  The results of the due diligence review were evaluated by officers of the Company in order to determine overall conformance to the Bank’s credit and lending policies.

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $62.3 million, $137.5 million and $191.0 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, are not included in the above schedules.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$830	$5,546	$13,349
Real estate – construction and development	3,220	7,612	14,266
Real estate – commercial and farmland	13,688	71,226	103,399
Real estate – residential	44,457	53,038	59,835
Consumer installment	96	107	172
	$62,291	$137,529	$191,021

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$1,313	$1,302	$1,995
Real estate – construction and development	1,255	1,812	1,753
Real estate – commercial and farmland	7,485	7,019	11,645
Real estate – residential	5,999	6,278	4,810
Consumer installment	518	449	355
	$16,570	$16,860	$20,558

The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$744	$1,064	$214
Real estate – construction and development	2,403	1,106	916
Real estate – commercial and farmland	7,796	4,920	4,728
Real estate – residential	7,012	6,168	5,464
Consumer installment	38	72	52
	$17,993	$13,330	$11,374

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$128	$2,803	$7,916
Real estate – construction and development	60	1,701	2,934
Real estate – commercial and farmland	1,540	5,034	18,164
Real estate – residential	4,078	3,663	3,979
Consumer installment	28	37	91
	$5,834	$13,238	$33,084

The following table presents an analysis of past-due loans, excluding purchased non-covered and covered past-due loans as of September 30, 2016, December 31, 2015 and September 30, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2016:
Commercial, financial & agricultural	$798	$336	$1,134	$2,268	$623,679	$625,947	$-
Real estate – construction & development	5,320	177	1,136	6,633	321,675	328,308	-
Real estate – commercial & farmland	2,726	199	5,788	8,713	1,288,869	1,297,582	-
Real estate – residential	2,890	802	5,035	8,727	758,206	766,933	-
Consumer installment loans	513	174	309	996	67,309	68,305	-
Other	-	-	-	-	3,964	3,964	-
Total	$12,247	$1,688	$13,402	$27,337	$3,063,702	$3,091,039	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$568	$271	$835	$1,674	$447,949	$449,623	$-
Real estate – construction & development	1,413	261	1,739	3,413	241,280	244,693	-
Real estate – commercial & farmland	1,781	641	6,912	9,334	1,095,657	1,104,991	-
Real estate – residential	3,806	2,120	5,121	11,047	559,383	570,430	-
Consumer installment loans	374	188	238	800	30,325	31,125	-
Other	-	-	-	-	6,015	6,015	-
Total	$7,942	$3,481	$14,845	$26,268	$2,380,609	$2,406,877	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$781	$714	$1,799	$3,294	$424,453	$427,747	$-
Real estate – construction & development	1,184	417	1,753	3,354	217,444	220,798	-
Real estate – commercial & farmland	4,275	399	8,082	12,756	1,055,072	1,067,828	-
Real estate – residential	6,424	1,558	4,247	12,229	520,056	532,285	-
Consumer installment loans	326	82	227	635	30,664	31,299	-
Other	-	-	-	-	10,692	10,692	-
Total	$12,990	$3,170	$16,108	$32,268	$2,258,381	$2,290,649	$-

The following table presents an analysis of purchased non-covered past-due loans as of September 30, 2016, December 31, 2015 and September 30, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2016:
Commercial, financial & agricultural	$244	$-	$624	$868	$98,728	$99,596	$-
Real estate – construction & development	1,082	233	2,070	3,385	82,714	86,099	-
Real estate – commercial & farmland	1,806	599	6,369	8,774	581,614	590,388	-
Real estate – residential	1,481	2,144	5,379	9,004	277,165	286,169	-
Consumer installment loans	33	267	38	338	4,500	4,838	-
Total	$4,646	$3,243	$14,480	$22,369	$1,044,721	$1,067,090	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$248	$13	$846	$1,107	$44,355	$45,462	$-
Real estate – construction & development	416	687	420	1,523	70,557	72,080	-
Real estate – commercial & farmland	2,479	1,629	3,347	7,455	383,300	390,755	-
Real estate – residential	4,965	2,176	4,928	12,069	246,084	258,153	-
Consumer installment loans	31	9	70	110	4,994	5,104	-
Total	$8,139	$4,514	$9,611	$22,264	$749,290	$771,554	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$140	$11	$112	$263	$42,087	$42,350	$-
Real estate – construction & development	322	-	459	781	70,328	71,109	-
Real estate – commercial & farmland	2,681	613	3,391	6,685	378,347	385,032	-
Real estate – residential	3,822	1,672	4,901	10,395	252,917	263,312	-
Consumer installment loans	5	-	49	54	5,637	5,691	-
Total	$6,970	$2,296	$8,912	$18,178	$749,316	$767,494	$-

The following table presents an analysis of covered past-due loans as of September 30, 2016, December 31, 2015 and September 30, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2016:
Commercial, financial & agricultural	$-	$-	$128	$128	$702	$830	$-
Real estate – construction & development	114	4	-	118	3,102	3,220	-
Real estate – commercial & farmland	906	-	1	907	12,781	13,688	-
Real estate – residential	1,047	943	2,589	4,579	39,878	44,457	-
Consumer installment loans	-	-	-	-	96	96	-
Total	$2,067	$947	$2,718	$5,732	$56,559	$62,291	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$-	$-	$2,802	$2,802	$2,744	$5,546	$-
Real estate – construction & development	96	-	1,633	1,729	5,883	7,612	-
Real estate – commercial & farmland	170	205	3,064	3,439	67,787	71,226	-
Real estate – residential	2,155	1,001	2,658	5,814	47,224	53,038	-
Consumer installment loans	-	-	37	37	70	107	-
Total	$2,421	$1,206	$10,194	$13,821	$123,708	$137,529	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$40	$48	$7,886	$7,974	$5,375	$13,349	$-
Real estate – construction & development	1,548	68	2,408	4,024	10,242	14,266	-
Real estate – commercial & farmland	1,003	550	6,573	8,126	95,273	103,399	-
Real estate – residential	2,612	783	2,140	5,535	54,300	59,835	-
Consumer installment loans	-	-	49	49	123	172	-
Total	$5,203	$1,449	$19,056	$25,708	$165,313	$191,021	$-

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

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Period Ended
	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
Nonaccrual loans	$16,570	$16,860	$20,558
Troubled debt restructurings not included above	14,013	14,418	12,075
Total impaired loans	$30,583	$31,278	$32,633
Quarter-to-date interest income recognized on impaired loans	$252	$274	$241
Year-to-date interest income recognized on impaired loans	$808	$909	$635
Quarter-to-date foregone interest income on impaired loans	$239	$265	$309
Year-to-date foregone interest income on impaired loans	$710	$1,204	$939

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of September 30, 2016, December 31, 2015 and September 30, 2015:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2016:
Commercial, financial & agricultural	$2,568	$252	$1,114	$1,366	$118	$1,736	$1,640
Real estate – construction & development	2,972	-	1,946	1,946	537	2,001	2,214
Real estate – commercial & farmland	14,015	5,499	7,520	13,019	873	12,776	12,837
Real estate – residential	14,350	2,046	11,667	13,713	2,648	13,686	13,516
Consumer installment loans	586	-	539	539	6	492	479
Total	$34,491	$7,797	$22,786	$30,583	$4,182	$30,691	$30,686

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$3,062	$158	$1,385	$1,543	$135	$1,887	$2,275
Real estate – construction & development	3,581	230	2,374	2,604	774	2,598	3,228
Real estate – commercial & farmland	14,385	6,702	6,083	12,785	1,067	15,074	15,105
Real estate – residential	15,809	1,621	12,230	13,851	2,224	11,935	11,977
Consumer installment loans	592	-	495	495	9	461	488
Total	$37,429	$8,711	$22,567	$31,278	$4,209	$31,955	$33,073

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$3,761	$471	$1,762	$2,233	$528	$3,289	$2,458
Real estate – construction & development	3,757	230	2,361	2,591	731	2,503	3,384
Real estate – commercial & farmland	18,652	5,870	11,494	17,364	1,635	16,459	15,684
Real estate – residential	11,549	1,752	8,266	10,018	1,872	10,185	11,509
Consumer installment loans	524	-	426	426	7	483	487
Total	$38,243	$8,323	$24,309	$32,632	$4,773	$32,919	$33,522

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Period Ended
	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
Nonaccrual loans	$17,993	$13,330	$11,374
Troubled debt restructurings not included above	9,294	9,373	7,188
Total impaired loans	$27,287	$22,703	$18,562
Quarter-to-date interest income recognized on impaired loans	$1,339	$442	$158
Year-to-date interest income recognized on impaired loans	$1,885	$785	$342
Quarter-to-date foregone interest income on impaired loans	$264	$245	$198
Year-to-date foregone interest income on impaired loans	$883	$1,365	$1,121

The following table presents an analysis of information pertaining to purchased non-covered impaired loans as of September 30, 2016, December 31, 2015 and September 30, 2015:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2016:
Commercial, financial & agricultural	$4,801	$520	$225	$745	$-	$710	$787
Real estate – construction & development	23,284	233	2,699	2,932	183	2,306	2,053
Real estate – commercial & farmland	34,021	1,778	11,858	13,636	380	13,310	13,732
Real estate – residential	12,458	2,705	7,227	9,932	722	9,685	9,163
Consumer installment loans	55	42	-	42	-	43	64
Total	$74,619	$5,278	$22,009	$27,287	$1,285	$26,054	$25,799

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$3,103	$1,066	$-	$1,066	$-	$640	$392
Real estate – construction & development	8,987	1,469	-	1,469	-	1,369	1,429
Real estate – commercial & farmland	14,999	11,134	-	11,134	-	9,966	10,806
Real estate – residential	14,946	8,957	-	8,957	-	8,591	8,067
Consumer installment loans	94	77	-	77	-	67	65
Total	$42,129	$22,703	$-	$22,703	$-	$20,633	$20,759

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$1,137	$214	$-	$214	$-	$262	$224
Real estate – construction & development	9,211	1,268	-	1,268	-	1,563	1,419
Real estate – commercial & farmland	13,399	8,799	-	8,799	-	11,245	10,724
Real estate – residential	12,443	8,224	-	8,224	-	8,255	7,845
Consumer installment loans	74	57	-	57	-	76	63
Total	$36,264	$18,562	$-	$18,562	$-	$21,402	$20,275

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Period Ended
	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
Nonaccrual loans	$5,834	$13,238	$33,084
Troubled debt restructurings not included above	11,823	13,283	16,576
Total impaired loans	$17,657	$26,521	$49,660
Quarter-to-date interest income recognized on impaired loans	$154	$154	$268
Year-to-date interest income recognized on impaired loans	$493	$886	$732
Quarter-to-date foregone interest income on impaired loans	$82	$181	$468
Year-to-date foregone interest income on impaired loans	$400	$1,596	$1,416

The following table presents an analysis of information pertaining to covered impaired loans as of September 30, 2016, December 31, 2015 and September 30, 2015:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2016:
Commercial, financial & agricultural	$296	$128	$-	$128	$-	$128	$1,464
Real estate – construction & development	969	63	810	873	1	1,640	2,022
Real estate – commercial & farmland	7,077	83	3,258	3,341	22	4,886	5,837
Real estate – residential	14,450	4,768	8,513	13,281	213	13,418	13,730
Consumer installment loans	43	34	-	34	-	37	41
Total	$22,835	$5,076	$12,581	$17,657	$236	$20,109	$23,094

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
	(Dollars in Thousands)
As of December 31, 2015:
Commercial, financial & agricultural	$5,188	$2,802	$-	$2,802	$-	$5,360	$7,408
Real estate – construction & development	15,119	2,480	-	2,480	-	4,130	6,906
Real estate – commercial & farmland	20,508	7,001	-	7,001	-	14,133	18,504
Real estate – residential	15,830	14,192	-	14,192	-	14,399	16,010
Consumer installment loans	60	46	-	46	-	69	86
Total	$56,705	$26,521	$-	$26,521	$-	$38,091	$48,914

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
	(Dollars in Thousands)
As of September 30, 2015:
Commercial, financial & agricultural	$11,794	$7,918	$-	$7,918	$-	$8,625	$8,560
Real estate – construction & development	29,596	5,780	-	5,780	-	6,166	8,013
Real estate – commercial & farmland	41,724	21,265	-	21,265	-	20,697	21,380
Real estate – residential	18,097	14,605	-	14,605	-	14,881	16,465
Consumer installment loans	126	92	-	92	-	101	96
Total	$101,337	$49,660	$-	$49,660	$-	$50,470	$54,514

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of September 30, 2016:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$381,814	$-	$9,053	$127	$7,787	$-	$398,781
15	23,627	6,732	105,298	54,346	386	-	190,389
20	105,573	41,759	835,021	596,886	24,870	3,964	1,608,073
23	372	7,126	8,719	6,530	16	-	22,763
25	108,887	266,728	299,714	87,480	34,339	-	797,148
30	967	3,087	23,457	4,165	88	-	31,764
40	4,707	2,876	16,320	17,399	819	-	42,121
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$625,947	$328,308	$1,297,582	$766,933	$68,305	$3,964	$3,091,039

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$241,721	$294	$116	$1,606	$6,872	$-	$250,609
15	28,420	2,074	117,880	78,165	1,191	-	227,730
20	97,142	46,221	685,538	369,624	19,780	6,015	1,224,320
23	559	7,827	13,073	6,112	36	-	27,607
25	77,829	183,512	254,012	91,465	2,595	-	609,413
30	1,492	1,620	13,821	7,347	143	-	24,423
40	2,460	3,145	20,551	16,111	506	-	42,773
50	-	-	-	-	-	-	-
60	-	-	-	-	2	-	2
Total	$449,623	$244,693	$1,104,991	$570,430	$31,125	$6,015	$2,406,877

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of September 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$222,693	$294	$116	$1,490	$6,688	$-	$231,281
15	23,807	2,150	123,515	83,361	1,352	-	234,185
20	99,414	45,091	645,949	327,576	19,302	10,692	1,148,024
23	645	7,754	11,792	6,240	46	-	26,477
25	75,635	159,944	250,575	90,320	3,168	-	579,642
30	2,378	2,035	9,762	7,811	204	-	22,190
40	3,175	3,530	26,119	15,487	537	-	48,848
50	-	-	-	-	2	-	2
60	-	-	-	-	-	-	-
Total	$427,747	$220,798	$1,067,828	$532,285	$31,299	$10,692	$2,290,649

The following table presents the purchased non-covered loan portfolio by risk grade as of September 30, 2016:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$5,676	$-	$-	$-	$867	$-	$6,543
15	1,055	-	7,842	32,763	597	-	42,257
20	16,726	7,741	196,901	108,007	1,934	-	331,309
23	-	3,677	11,925	11,902	-	-	27,504
25	70,241	63,343	328,657	111,720	1,319	-	575,280
30	4,716	7,609	26,782	5,731	-	-	44,838
40	1,182	3,729	18,281	16,046	121	-	39,359
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$99,596	$86,099	$590,388	$286,169	$4,838	$-	$1,067,090

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$8,592	$-	$-	$-	$1,010	$-	$9,602
15	1,186	1,143	10,490	37,808	541	-	51,168
20	10,057	13,678	183,219	128,005	2,031	-	336,990
23	-	438	5,177	6,414	-	-	12,029
25	17,565	47,517	162,253	66,166	1,328	-	294,829
30	6,657	4,185	14,297	5,503	51	-	30,693
40	1,373	5,119	15,319	14,257	143	-	36,211
50	30	-	-	-	-	-	30
60	2	-	-	-	-	-	2
Total	$45,462	$72,080	$390,755	$258,153	$5,104	$-	$771,554

The following table presents the purchased non-covered loan portfolio by risk grade as of September 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$8,741	$-	$-	$-	$1,060	$-	$9,801
15	1,229	1,805	8,440	38,643	789	-	50,906
20	10,982	13,518	187,329	133,914	2,291	-	348,034
23	-	230	4,079	6,303	-	-	10,612
25	17,873	48,137	159,816	63,049	1,397	-	290,272
30	2,379	3,418	12,997	7,609	55	-	26,458
40	1,116	4,001	12,371	13,794	99	-	31,381
50	30	-	-	-	-	-	30
60	-	-	-	-	-	-	-
Total	$42,350	$71,109	$385,032	$263,312	$5,691	$-	$767,494

The following table presents the covered loan portfolio by risk grade as of September 30, 2016:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	-	-	-	-	-
20	23	551	2,203	7,458	-	-	10,235
23	23	-	298	4,016	-	-	4,337
25	657	2,214	5,757	20,349	15	-	28,992
30	-	357	1,825	3,625	46	-	5,853
40	127	98	3,605	9,009	35	-	12,874
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$830	$3,220	$13,688	$44,457	$96	$-	$62,291

The following table presents the covered loan portfolio by risk grade as of December 31, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	-	-	-	-	-
20	93	800	11,698	10,040	-	-	22,631
23	52	-	2,957	5,723	-	-	8,732
25	2,594	3,907	38,741	24,345	11	-	69,598
30	5	828	2,857	4,552	-	-	8,242
40	2,802	2,077	14,973	8,378	96	-	28,326
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$5,546	$7,612	$71,226	$53,038	$107	$-	$137,529

The following table presents the covered loan portfolio by risk grade as of September 30, 2015:

Risk Grade	Commercial, financial & agricultural	Real estate - construction & development	Real estate - commercial & farmland	Real estate - residential	Consumer installment loans	Other	Total
	(Dollars in Thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	478	115	-	-	593
20	327	1,147	16,211	12,304	42	-	30,031
23	53	-	4,783	6,396	-	-	11,232
25	4,476	8,241	53,126	27,795	37	-	93,675
30	4,060	1,965	5,539	5,481	-	-	17,045
40	4,431	2,913	23,262	7,744	93	-	38,443
50	-	-	-	-	-	-	-
60	2	-	-	-	-	-	2
Total	$13,349	$14,266	$103,399	$59,835	$172	$-	$191,021

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2016 and 2015 totaling $58.2 million and $77.4 million, respectively, under such parameters.

As of September 30, 2016, December 31, 2015 and September 30, 2015, the Company had a balance of $17.1 million, $16.4 million and $13.9 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $1.2 million, $1.3 million and $1.3 million in previous charge-offs on such loans at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $2.8 million, $2.7 million and $183,000 at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. At September 30, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ending September 30, 2016 and 2015, the Company modified loans as troubled debt restructurings, excluding purchased non-covered and covered loans, with principal balances of $2.9 million and $4.3 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased non-covered and covered loans, which occurred during the nine months ending September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$59	4	$26
Real estate – construction & development	2	251	2	15
Real estate – commercial & farmland	4	1,658	2	2,125
Real estate – residential	7	887	28	2,089
Consumer installment	9	44	13	47
Total	27	$2,899	49	$4,302

Troubled debt restructurings, excluding purchased non-covered and covered loans, with an outstanding balance of $793,000 and $2.6 million defaulted during the nine months ended September 30, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ending September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	5	$51	4	$18
Real estate – construction & development	-	-	2	34
Real estate – commercial & farmland	5	517	5	1,011
Real estate – residential	3	219	18	1,473
Consumer installment	2	6	9	32
Total	15	$793	38	$2,568

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$53	14	$112
Real estate – construction & development	8	691	2	35
Real estate – commercial & farmland	17	5,535	5	2,015
Real estate – residential	53	7,713	19	849
Consumer installment	7	21	29	120
Total	89	$14,013	69	$3,131

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$240	10	$110
Real estate – construction & development	11	792	3	63
Real estate – commercial & farmland	16	5,766	3	596
Real estate – residential	51	7,574	20	1,123
Consumer installment	12	46	23	94
Total	94	$14,418	59	$1,986

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$238	8	$68
Real estate – construction & development	12	838	2	30
Real estate – commercial & farmland	15	5,719	4	943
Real estate – residential	51	5,209	16	759
Consumer installment	15	71	18	64
Total	97	$12,075	48	$1,864

As of September 30, 2016, December 31, 2015 and September 30, 2015, the Company had a balance of $10.4 million, $10.0 million and $7.7 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The Company has recorded $752,000, $377,000 and $60,000 in previous charge-offs on such loans at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. At September 30, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ending September 30, 2016 and 2015, the Company modified purchased non-covered loans as troubled debt restructurings, with principal balances of $1.3 million and $2.4 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. During the nine months ending September 30, 2016, the Company did not transfer any troubled debt restructurings from the covered loan category to the purchased non-covered loan category due to the expiration of the loss-sharing portion of the agreements. During the nine months ending September 30, 2015, the Company transferred troubled debt restructurings with principal balances $4.1 million from the covered loan category to the purchased non-covered loan category due to the expiration of the loss-sharing portion of the agreements. The following table presents the purchased non-covered loans by class modified as troubled debt restructurings, which occurred during the nine months ending September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$1
Real estate – construction & development	-	-	2	30
Real estate – commercial & farmland	2	235	3	622
Real estate – residential	6	1,076	7	1,730
Consumer installment	-	-	3	8
Total	8	$1,311	16	$2,391

Troubled debt restructurings included in purchased non-covered loans with an outstanding balance of $217,000 and $618,000 defaulted during the nine months ended September 30, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ending September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	1	10	-	-
Real estate – commercial & farmland	1	207	-	-
Real estate – residential	-	-	2	618
Consumer installment	-	-	-	-
Total	2	$217	2	$618

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	1	$16
Real estate – construction & development	2	529	3	33
Real estate – commercial & farmland	13	5,840	3	566
Real estate – residential	16	2,919	5	486
Consumer installment	1	4	2	1
Total	33	$9,293	14	$1,102

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$21
Real estate – construction & development	1	363	3	42
Real estate – commercial & farmland	14	6,214	3	412
Real estate – residential	13	2,789	4	180
Consumer installment	2	5	2	3
Total	31	$9,373	14	$658

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$1
Real estate – construction & development	1	351	2	30
Real estate – commercial & farmland	6	4,071	1	36
Real estate – residential	13	2,761	3	397
Consumer installment	2	5	2	3
Total	22	$7,188	9	$467

As of September 30, 2016, December 31, 2015 and September 30, 2015, the Company had a balance of $13.9 million, $15.5 million and $20.5 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $791,000, $1.2 million and $1.4 million in previous charge-offs on such loans at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. At September 30, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ending September 30, 2016 and 2015, the Company modified covered loans as troubled debt restructurings with principal balances of $603,000 and $2.5 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the covered loans by class modified as troubled debt restructurings during the nine months ending September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$76	1	$-
Real estate – construction & development	-	-	2	312
Real estate – commercial & farmland	1	473	5	1,492
Real estate – residential	2	54	12	679
Consumer installment	-	-	-	-
Total	4	$603	20	$2,483

Troubled debt restructurings of covered loans with an outstanding balance of $516,000 and $1.3 million defaulted during the nine months ended September 30, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ending September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$76	-	$-
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	-	-	3	177
Real estate – residential	11	440	9	1,088
Consumer installment	-	-	-	-
Total	13	$516	12	$1,265

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	3	$76
Real estate – construction & development	4	813	-	-
Real estate – commercial & farmland	4	1,801	2	680
Real estate – residential	88	9,203	27	1,287
Consumer installment	1	6	-	-
Total	97	$11,823	32	$2,043

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	2	$1
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	4	1,967	3	1,067
Real estate – residential	97	10,529	26	1,116
Consumer installment	2	8	-	-
Total	107	$13,283	31	$2,184

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$-
Real estate – construction & development	3	2,847	3	325
Real estate – commercial & farmland	9	3,101	8	2,449
Real estate – residential	96	10,625	17	1,167
Consumer installment	1	1	-	-
Total	110	$16,576	30	$3,941

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

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016, the year ended December 31, 2015 and the nine months ended September 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Three months ended September 30, 2016:
Balance, June 30, 2016	$1,667	$3,599	$7,459	$4,263	$2,160	$2,056	$530	$21,734
Provision for loan losses	677	(521)	(554)	2,649	(1,595)	1,247	(1,092)	811
Loans charged off	(326)	(60)	-	(292)	(74)	(408)	(291)	(1,451)
Recoveries of loans previously charged off	119	131	13	40	78	399	1,089	1,869
Balance, September 30, 2016	$2,137	$3,149	$6,918	$6,660	$569	$3,294	$236	$22,963

Nine months ended September 30, 2016:

Balance, January 1, 2016	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062
Provision for loan losses	1,987	(2,010)	(559)	2,415	(932)	2,274	(794)	2,381
Loans charged off	(1,273)	(324)	(708)	(883)	(192)	(826)	(435)	(4,641))
Recoveries of loans previously charged off	279	474	191	368	119	1,265	1,465	4,161
Balance, September 30, 2016	$2,137	$3,149	$6,918	$6,660	$569	$3,294	$236	$22,963

Period-end amount allocated to:
Loans individually evaluated for impairment (1)	$107	$529	$883	$2,629	$-	$1,286	$236	$5,670
Loans collectively evaluated for impairment	2,030	2,620	6,035	4,031	569	2,008	-	17,293
Ending balance	$2,137	$3,149	$6,918	$6,660	$569	$3,294	$236	$22,963

Loans:
Individually evaluated for impairment (1)	$424	$1,154	$11,699	$11,571	$-	$22,173	$12,818	$59,839
Collectively evaluated for impairment	625,523	327,154	1,285,883	755,362	72,269	1,536,176	27,953	4,630,320
Acquired with deteriorated credit quality	-	-	-	-	-	133,627	21,520	155,147
Ending balance	$625,947	$328,308	$1,297,582	$766,933	$72,269	$1,691,976	$62,291	$4,845,306

(1)	At September 30, 2016, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Twelve months ended December 31, 2015:
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157
Provision for loan losses	(73)	278	1,221	2,067	676	344	751	5,264
Loans charged off	(1,438)	(622)	(2,367)	(1,587)	(410)	(950)	(1,759)	(9,133)
Recoveries of loans previously charged off	651	323	317	151	137	1,187	1,008	3,774
Balance, December 31, 2015	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062

Period-end amount allocated to:
Loans individually evaluated for impairment (1)	$126	$759	$1,074	$2,172	$-	$-	$-	$4,131
Loans collectively evaluated for impairment	1,018	4,250	6,920	2,588	1,574	581	-	16,931
Ending balance	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062

Loans:
Individually evaluated for impairment (1)	$323	$1,958	$11,877	$9,554	$-	$22,672	$22,317	$68,701
Collectively evaluated for impairment	449,300	242,735	1,093,114	560,876	37,140	1,261,821	52,451	3,697,437
Acquired with deteriorated credit quality	-	-	-	-	-	80,024	62,761	142,785
Ending balance	$449,623	$244,693	$1,104,991	$570,430	$37,140	$1,364,517	$137,529	$3,908,923

(1)	At December 31, 2015, loans individually evaluated for impairment includes all nonaccrual loans greater than $200,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

	Commercial, financial & agricultural	Real estate – construction & development	Real estate – commercial & farmland	Real estate - residential	Consumer installment loans and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(Dollars in Thousands)
Three months ended September 30, 2015:
Balance, June 30, 2015	$1,426	$5,365	$8,381	$4,805	$1,681	$-	$-	$21,658
Provision for loan losses	110	643	43	1,238	(1,386)	531	(193)	986
Loans charged off	(135)	(105)	(184)	(234)	(61)	(302)	(246)	(1,267)
Recoveries of loans previously charged off	117	6	272	54	33	173	439	1,094
Balance, September 30, 2015	$1,518	$5,909	$8,512	$5,863	$267	$402	$-	$22,471

Nine months ended September 30, 2015:
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157
Provision for loan losses	(66)	1,030	743	2,562	(721)	219	944	4,711
Loans charged off	(937)	(465)	(1,358)	(966)	(300)	(772)	(1,661)	(6,459)
Recoveries of loans previously charged off	517	314	304	138	117	955	717	3,062
Balance, September 30, 2015	$1,518	$5,909	$8,512	$5,863	$267	$402	$-	$22,471

Period-end amount allocated to:
Loans individually evaluated for impairment (1)	$521	$708	$1,622	$1,848	$-	$-	$-	$4,699
Loans collectively evaluated for impairment	997	5,201	6,890	4,015	267	402	-	17,772
Ending balance	$1,518	$5,909	$8,512	$5,863	$267	$402	$-	$22,471

Loans:
Individually evaluated for impairment (1)	$1,286	$1,820	$13,306	$8,415	$-	$-	$-	$24,827
Collectively evaluated for impairment	426,461	218,978	1,054,522	523,870	41,991	1,078,686	83,974	3,428,482
Acquired with deteriorated credit quality	-	-	-	-	-	98,880	107,047	205,927
Ending balance	$427,747	$220,798	$1,067,828	$532,285	$41,991	$1,177,566	$191,021	$3,659,236

(1)	At September 30, 2015, loans individually evaluated for impairment includes all nonaccrual loans greater than $200,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

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

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310-30 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows expected to be collected increases, then the Company adjusts the amount of accretable discount recognized on a prospective basis over the loan’s remaining life. If the expected cash flows expected to be collected decreases, then the Company records a provision for loan loss in its consolidated statement of operations.

Each acquisition with loss-sharing agreements has separate agreements for the single family residential assets (“SFR”) and the non-single family assets (“NSF”). The SFR agreements cover losses and recoveries for ten years. The NSF agreements are for eight years. During the first five years, losses and recoveries are covered. During the final three years, only recoveries, net of expenses, are covered. The AUB SFR agreement was terminated during 2012 and Ameris received a payment of $87,000. The AUB and USB NSF agreements passed their five-year anniversaries during the fourth quarter of 2014, the SCB NSF agreement passed its five-year anniversary during the second quarter of 2015, the FBJ, TBC and DBT NSF agreements passed their five-year anniversaries during the fourth quarter of 2015 and the HTB and OGB NSF agreements passed their five-year anniversaries during the third quarter of 2016. Losses will no longer be reimbursed on these agreements. The remaining NSF assets for these eight agreements have been reclassified to purchased non-covered loans and purchased non-covered other real estate owned.

At September 30, 2016, the Company’s FDIC loss-sharing payable totaled $7.8 million, which is comprised of an accrued clawback liability of $8.9 million and $1.3 million in current activity incurred but not yet remitted to the FDIC (net recoveries offset by reimbursable expenses), less remaining indemnification of $2.4 million (for reimbursements associated with anticipated losses in future quarters).

The following table summarizes components of all covered assets at September 30, 2016, December 31, 2015 and September 30, 2015 and their origin (dollars in thousands):

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
As of September 30, 2016:

AUB	$-	$-	$-	$-	$-	$-	$-	$12

USB	3,309	13	3,296	30	-	30	3,326	(1,682)

SCB	4,475	61	4,414	-	-	-	4,414	89

FBJ	3,811	488	3,323	-	-	-	3,323	(164)

DBT	12,964	690	12,274	-	-	-	12,274	(4,898)

TBC	1,867	7	1,860	-	-	-	1,860	(2,727)

HTB	1,926	35	1,891	-	-	-	1,891	1,538

OGB	1,086	32	1,054	-	-	-	1,054	(776)

CBG	36,468	2,289	34,179	974	4	970	35,149	833

Total	$65,906	$3,615	$62,291	$1,004	$4	$1,000	$63,291	$(7,775)

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
As of December 31, 2015:

AUB	$-	$-	$-	$-	$-	$-	$-	$111

USB	3,639	16	3,623	165	-	165	3,788	(1,424)

SCB	5,228	124	5,104	-	-	-	5,104	149

FBJ	4,782	562	4,220	41	-	41	4,261	252

DBT	15,934	1,131	14,803	-	-	-	14,803	(1,084)

TBC	2,159	11	2,148	-	-	-	2,148	1,446

HTB	44,405	3,881	40,524	2,433	643	1,790	42,314	3,875

OGB	27,561	1,900	25,661	160	-	160	25,821	913

CBG	44,865	3,419	41,446	3,139	284	2,855	44,301	2,063

Total	$148,573	$11,044	$137,529	$5,938	$927	$5,011	$142,540	$6,301

	Covered loans	Less: Fair value adjustments	Total covered loans	OREO	Less: Fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
As of September 30, 2015:

AUB	$-	$-	$-	$-	$-	$-	$-	$115

USB	3,686	17	3,669	165	-	165	3,834	(1,453)

SCB	5,269	174	5,095	-	-	-	5,095	280

FBJ	13,826	991	12,835	984	171	813	13,648	679

DBT	44,112	3,107	41,005	5,044	624	4,420	45,425	(1,737)

TBC	16,813	481	16,332	1,480	116	1,364	17,696	(2,225)

HTB	45,345	3,999	41,346	2,985	955	2,030	43,376	4,108

OGB	28,309	1,971	26,338	320	39	281	26,619	1,517

CBG	48,397	3,996	44,401	3,474	344	3,130	47,531	3,222

Total	$205,757	$14,736	$191,021	$14,452	$2,249	$12,203	$203,224	$4,506

A rollforward of acquired covered loans for the nine months ended September 30, 2016, the year ended December 31, 2015 and the nine months ended September 30, 2015 is shown below:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Balance, January 1	$137,529	$271,279	$271,279
Charge-offs, net of recoveries	(2,218)	(5,558)	(5,062)
Accretion	2,855	9,658	8,105
Transfer to covered other real estate owned	(2,391)	(7,910)	(6,909)
Transfer to purchased, non-covered loans due to loss-share expiration	(45,908)	(50,568)	(15,462)
Payments received	(27,576)	(79,372)	(60,930)
Ending balance	$62,291	$137,529	$191,021

The following is a summary of changes in the accretable discounts of acquired loans during the nine months ended September 30, 2016, the year ended December 31, 2015 and the nine months ended September 30, 2015:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Balance, January 1	$9,063	$15,578	$15,578
Accretion	(2,855)	(9,658)	(8,105)
Transfer to purchased, non-covered loans due to loss-share expiration	(3,457)	(1,665)	(84)
Transfers between non-accretable and accretable discounts, net	281	4,808	3,312
Ending balance	$3,032	$9,063	$10,701

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of September 30, 2016, December 31, 2015 and September 30, 2015, the Company has recorded a clawback liability of $8.9 million, $8.2 million and $7.7 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-share agreement. Changes in the FDIC shared-loss receivable (payable) for the nine months ended September 30, 2016, for the year ended December 31, 2015 and for the nine months ended September 30, 2015 are as follows:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Beginning balance, January 1	$6,301	$31,351	$31,351
Payments received from FDIC	(4,770)	(19,273)	(19,089)
Accretion, net	(3,351)	(8,878)	(7,914)
Changes in clawback liability	(682)	(2,008)	(1,483)
Increase in receivable due to:
Net charge-offs on covered loans	(4,118)	416	1,180
Write downs of covered other real estate owned	203	4,752	2,349
Reimbursable expenses on covered assets	604	2,582	2,312
Other activity, net	(1,962)	(2,641)	(4,200)
Ending balance	$(7,775)	$6,301	$4,506

NOTE 6. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the nine months ended September 30, 2016, the year ended December 31, 2015 and the nine months ended September 30, 2015:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Beginning balance, January 1	$16,147	$33,160	$33,160
Loans transferred to other real estate owned	2,101	11,261	9,838
Net gains (losses) on sale and write-downs	(1,276)	(9,971)	(9,583)
Sales proceeds	(6,580)	(18,303)	(12,685)
Ending balance	$10,392	$16,147	$20,730

The following is a summary of the activity in purchased, non-covered other real estate owned during the nine months ended September 30, 2016, the year ended December 31, 2015 and the nine months ended September 30, 2015:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Beginning balance, January 1	$14,333	$15,585	$15,585
Loans transferred to other real estate owned	3,871	4,473	2,565
Acquired in acquisitions	1,838	2,160	2,189
Transfer from covered other real estate owned due to loss-share expiration	466	3,148	75
Net gains (losses) on sale and write-downs	(68)	201	326
Sales proceeds	(6,314)	(11,234)	(9,202)
Ending balance	$14,126	$14,333	$11,538

The following is a summary of the activity in covered other real estate owned during the nine months ended September 30, 2016, the year ended December 31, 2015 and the nine months ended September 30, 2015:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Beginning balance, January 1	$5,011	$19,907	$19,907
Loans transferred to other real estate owned	2,391	7,910	6,909
Transfer from covered other real estate owned due to loss-share expiration	(466)	(3,148)	(75)
Net gains (losses) on sale and write-downs	(500)	(5,926)	(2,936)
Sales proceeds	(5,436)	(13,732)	(11,602)
Ending balance	$1,000	$5,011	$12,203

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At September 30, 2016, December 31, 2015 and September 30, 2015, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at September 30, 2016, December 31, 2015 and September 30, 2015:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Securities sold under agreements to repurchase	$42,647	$63,585	$51,506

At September 30, 2016, December 31, 2015 and September 30, 2015, the investment securities underlying these agreements were all mortgage-backed securities.

NOTE 8 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements with various financial institutions to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At September 30, 2016, December 31, 2015 and September 30, 2015, there were $373.5 million, $39.0 million and $39.0 million, respectively, in outstanding borrowings with the Company’s correspondent banks.

Other borrowings consist of the following:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Daily Rate Credit from Federal Home Loan Bank with a variable interest rate (0.56% at September 30, 2016)	$227,500	$-	$-
Advance from Federal Home Loan Bank with a fixed interest rate of 0.40%, due October 14, 2016	100,000	$-	-
Advance from Federal Home Loan Bank with a fixed interest rate of 1.40%, due January 9, 2017	4,008	$-	-
Advance from Federal Home Loan Bank with a fixed interest rate of 1.23%, due May 30, 2017	5,009	$-	-
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 3.50% (4.34% at September 30, 2016, 3.92% at December 31, 2015, and 3.78% at September 30, 2015) due in August 2017, secured by subsidiary bank stock	36,000	24,000	24,000
Advances under revolving credit agreement with a regional bank with a fixed interest rate of 8.00% due January 2017	860	-	-
Advance from correspondent bank with a fixed interest rate of 4.25%, due October 15, 2019, secured by a loan receivable	84	-	-
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (2.28% at December 31, 2015 and 2.09% at September 30, 2015)	-	15,000	15,000
Total	$373,461	$39,000	$39,000

The advances from the Federal Home Loan Bank (“FHLB”) are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2016, $661.5 million was available for borrowing on lines with the FHLB.

As of September 30, 2016, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $67 million.

At September 30, 2016, $4.0 million was available for borrowing under the revolving credit agreement with a regional bank, secured by subsidiary bank stock.

The Company also participates in the Federal Reserve discount window borrowings. At September 30, 2016, the Company had $861.5 million of loans pledged at the Federal Reserve discount window and had $574.7 million available for borrowing.

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015

Commitments to extend credit	$924,374	$548,898	$500,631

Unused lines of credit	$62,544	$52,798	$53,465

Financial standby letters of credit	$14,002	$14,712	$11,929

Mortgage interest rate lock commitments	$134,619	$77,710	$79,635

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

Other Commitments

During the third quarter of 2016, the Bank began purchasing from an unrelated third party consumer installment home improvement loans made to borrowers throughout the United States. Under the purchase agreement, the Bank has committed to increasing outstanding balances of the home improvement loans by $12.5 million per month until the aggregate purchase commitment of $150.0 million has been reached. As of September 30, 2016, the carrying value of consumer installment home improvement loans purchased under the agreement totaled approximately $32.8 million.

As of September 30, 2016, a $75.0 million letter of credit issued by the Federal Home Loan Bank was used to guarantee the Bank’s performance related to public fund deposit balances.

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013.  The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower.  As of September 30, 2016, the Company believes that it has valid bases in law and fact to overturn on appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company's assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of September 30, 2016 and 2015:

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$152	$3,201	$3,353
Reclassification for gains included in net income, net of tax	-	(61)	(61)
Current year changes, net of tax	(567)	7,724	7,157
Balance, September 30, 2016	$(415)	$10,864	$10,449

(Dollars in Thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$508	$5,590	$6,098
Reclassification for gains included in net income, net of tax	-	(89)	(89)
Current year changes, net of tax	(669)	(1,143)	(1,812)
Balance, September 30, 2015	$(161)	$4,358	$4,197

NOTE 11 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Share Data in Thousands)		(Share Data in Thousands)
Basic shares outstanding	34,870	32,195	34,156	31,614
Plus: Dilutive effect of ISOs	108	126	100	118
Plus: Dilutive effect of restricted share grants	217	232	214	230
Diluted shares outstanding	35,195	32,553	34,470	31,962

For the three- and nine-month periods ended September 30, 2016 and 2015, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company has elected to record mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of earnings and comprehensive income under the heading “Interest income – interest and fees on loans”. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $4.9 million and $3.3 million resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2016 and 2015, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking activity” in the Consolidated Statements of Earnings and Comprehensive Income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2016, December 31, 2015 and September 30, 2015:

	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
Aggregate fair value of mortgage loans held for sale	$126,263	$111,182	$111,807

Aggregate unpaid principal balance	$121,308	$107,652	$108,179

Past-due loans of 90 days or more	$-	$-	$-

Nonaccrual loans	$-	$-	$-

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, mortgage loans held for sale and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and OREO. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

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

FDIC Loss-Share Receivable/Payable: Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The shared loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The shared loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss-share receivable is impacted by changes in estimated cash flows associated with these loans.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of September 30, 2016, December 31, 2015 and September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2016, December 31, 2015 and September 30, 2015 (dollars in thousands):

	Fair Value Measurements on a Recurring Basis As of September 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$1,028	$-	$1,028	$-
State, county and municipal securities	155,994	-	155,994	-
Corporate debt securities	29,098	-	27,598	1,500
Mortgage-backed securities	652,004	-	652,004	-
Mortgage loans held for sale	126,263	-	126,263	-
Mortgage banking derivative instruments	5,083	-	5,083	-
Total recurring assets at fair value	$969,470	$-	$967,970	$1,500

Derivative financial instruments	$2,964	-	$2,964	-
Mortgage banking derivative instruments	$840	-	840	-
Total recurring liabilities at fair value	$3,804	$-	$3,804	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$14,890	$-	$14,890	$-
State, county and municipal securities	161,316	-	161,316	-
Corporate debt securities	6,017	-	3,019	2,998
Mortgage-backed securities	600,962	-	600,962	-
Mortgage loans held for sale	111,182	-	111,182	-
Mortgage banking derivative instruments	2,687	-	2,687	-
Total recurring assets at fair value	$897,054	$-	$894,056	$2,998

Derivative financial instruments	$1,439	$-	$1,439	$-
Mortgage banking derivative instruments	137	-	137	-
Total recurring liabilities at fair value	$1,576	$-	$1,576	$-

	Fair Value Measurements on a Recurring Basis As of September 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government agencies	$14,968	$-	$14,968	$-
State, county and municipal securities	164,865	-	164,865	-
Corporate debt securities	6,032	-	3,532	2,500
Mortgage-backed securities	625,520	-	625,520	-
Mortgage loans held for sale	111,807	-	111,807	-
Mortgage banking derivative instruments	3,025	-	3,025	-
Total recurring assets at fair value	$926,217	$-	$923,717	$2,500

Derivative financial instruments	$2,028	$-	$2,028	$-
Total recurring liabilities at fair value	$2,028	$-	$2,028	$-

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2016, December 31, 2015 and September 30, 2015 (dollars in thousands):

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$26,210	$-	$-	$26,210
Other real estate owned	425	-	-	425
Purchased, non-covered other real estate owned	14,126	-	-	14,126
Covered other real estate owned	1,000	-	-	1,000
Total nonrecurring assets at fair value	$41,761	$-	$-	$41,761

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$27,069	$-	$-	$27,069
Other real estate owned	10,456	-	-	10,456
Purchased, non-covered other real estate owned	14,333	-	-	14,333
Covered other real estate owned	5,011	-	-	5,011
Total nonrecurring assets at fair value	$56,869	$-	$-	$56,869

	Fair Value Measurements on a Nonrecurring Basis As of September 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans carried at fair value	$27,859	$-	$-	$27,859
Other real estate owned	5,737	-	-	5,737
Purchased, non-covered other real estate owned	11,538	-	-	11,538
Covered other real estate owned	12,203	-	-	12,203
Total nonrecurring assets at fair value	$57,337	$-	$-	$57,337

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

For the nine months ended September 30, 2016, the year ended December 31, 2015 and the nine months ended September 30, 2015, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount

As of September 30, 2016
Nonrecurring:
Impaired loans	$26,210	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 100%	27%
Other real estate owned	$425	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	10% - 90%	12%
Purchased non-covered other real estate owned	$14,126	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 75%	15%
Covered other real estate owned	$1,000	Third-party appraisals	Collateral discounts and estimated costs to sell	15% - 56%	16%
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%

As of December 31, 2015
Nonrecurring:
Impaired loans	$27,069	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	29%
Other real estate owned	$10,456	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	10% - 90%	13%
Purchased non-covered other real estate owned	$14,333	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 69%	19%
Covered other real estate owned	$5,011	Third-party appraisals	Collateral discounts and estimated costs to sell	0% - 74%	12%
Recurring:
Investment securities available for sale	$2,998	Discounted par values	Credit quality of underlying issuer	0%	0%

As of September 30, 2015
Nonrecurring:
Impaired loans	$27,859	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	25%
Other real estate owned	$5,737	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	0% - 43%	14%
Purchased non-covered other real estate owned	$11,538	Third-party appraisals	Collateral discounts and estimated costs to sell	0% -75%	20%
Covered other real estate owned	$12,203	Third-party appraisals	Collateral discounts and estimated costs to sell	0% - 73%	12%
Recurring:
Investment securities available for sale	$2,500	Discounted par values	Credit quality of underlying issuer	0%	0%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at September 30, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$123,270	$123,270	$-	$-	$123,270
Federal funds sold and interest-bearing accounts	90,801	90,801	-	-	90,801
Loans, net	4,922,395	-	-	4,918,360	4,918,360
Accrued interest receivable	21,775	21,775	-	-	21,775

Financial liabilities:
Deposits	$5,306,098	$-	$5,305,463	$-	$5,305,463
Securities sold under agreements to repurchase	42,647	42,647	-	-	42,647
FDIC loss-share payable	7,775	-	-	10,141	10,141
Other borrowings	373,461	-	373,461	-	373,461
Accrued interest payable	1,282	1,282	-	-	1,282
Subordinated deferrable interest debentures	83,898	-	66,252	-	66,252

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$118,518	$118,518	$-	$-	$118,518
Federal funds sold and interest-bearing accounts	272,045	272,045	-	-	272,045
Loans, net	3,971,974	-	-	3,982,606	3,982,606
FDIC loss-share receivable	6,301	-	-	(944)	(944)
Accrued interest receivable	21,274	21,274	-	-	21,274

Financial liabilities:
Deposits	$4,879,290	$-	$4,880,294	$-	$4,880,294
Securities sold under agreements to repurchase	63,585	63,585	-	-	63,585
Other borrowings	39,000	-	39,000	-	39,000
Accrued interest payable	1,054	1,054	-	-	1,054
Subordinated deferrable interest debentures	69,874	-	52,785	-	52,785

		Fair Value Measurements at September 30, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$114,396	$114,396	$-	$-	$114,396
Federal funds sold and interest-bearing accounts	120,925	120,925	-	-	120,925
Loans, net	3,720,713	-	-	3,711,522	3,711,522
FDIC loss-share receivable	4,506	-	-	(4,042)	(4,042)
Accrued interest receivable	20,062	20,062	-	-	20,062

Financial liabilities:
Deposits	$4,530,523	$-	$4,531,851	$-	$4,531,851
Securities sold under agreements to repurchase	51,506	51,506	-	-	51,506
Other borrowings	39,000	-	39,000	-	39,000
Accrued interest payable	1,149	1,149	-	-	1,149
Subordinated deferrable interest debentures	69,600	-	51,617	-	51,617

NOTE 13 – SEGMENT REPORTING

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$55,369	$3,679	$2,073	$1,089	$62,210
Interest expense	4,995	-	-	148	5,143
Net interest income	50,374	3,679	2,073	941	57,067
Provision for loan losses	57	447	94	213	811
Noninterest income	13,949	13,198	555	1,162	28,864
Noninterest expense
Salaries and employee benefits	18,323	8,940	103	616	27,982
Equipment and occupancy expenses	5,490	433	1	65	5,989
Data processing and telecommunications expenses	5,794	364	26	1	6,185
Other expenses	11,533	1,303	26	181	13,043
Total noninterest expense	41,140	11,040	156	863	53,199
Income before income tax expense	23,126	5,390	2,378	1,027	31,921
Income tax expense	7,286	1,887	832	359	10,364
Net income	$15,840	$3,503	$1,546	$668	$21,557
Total assets	$5,841,207	$356,755	$203,334	$92,199	$6,493,495
Other intangible assets, net ,	$18,472	$-	$-	$-	$18,472
Goodwill	$122,545	$-	$-	$-	$122,545

	Three Months Ended September 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$46,734	$2,485	$1,128	$848	$51,195
Interest expense	3,690	-	-	106	3,796
Net interest income	$43,044	$2,485	$1,128	$742	$47,399
Provision for loan losses	960	26	-	-	986
Noninterest income	13,470	9,827	372	1,309	24,978
Noninterest expense
Salaries and employee benefits	17,921	6,138	137	738	24,934
Equipment and occupancy expenses	5,444	397	1	73	5,915
Data processing and telecommunications expenses	4,998	308	22	1	5,329
Other expenses	11,379	662	40	137	12,218
Total noninterest expense	39,742	7,505	200	949	48,396
Income before income tax expense	15,812	4,781	1,300	1,102	22,995
Income tax expense	4,854	1,673	455	386	7,368
Net income	$10,958	$3,108	$845	$716	$15,627
Total assets	$4,805,387	$216,640	$92,398	$101,875	$5,216,300
Other intangible assets, net	$18,218	$-	$-	$-	$18,218
Goodwill	$87,701	$-	$-	$-	$87,701

The following tables present selected financial information with respect to the Company’s reportable business segments for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$158,682	$9,992	$4,714	$2,721	$176,109
Interest expense	13,567	-	-	450	14,017
Net interest income	145,115	9,992	4,714	2,271	162,092
Provision for loan losses	1,471	540	94	276	2,381
Noninterest income	39,702	36,126	1,328	4,373	81,529
Noninterest expense
Salaries and employee benefits	55,740	23,591	399	1,970	81,700
Equipment and occupancy expenses	16,541	1,326	3	190	18,060
Data processing and telecommunications expenses	17,299	974	71	3	18,347
Other expenses	39,040	3,392	77	542	43,051
Total noninterest expense	128,620	29,283	550	2,705	161,158
Income before income tax expense	54,726	16,295	5,398	3,663	80,082
Income tax expense	17,285	5,703	1,889	1,282	26,159
Net income	$37,441	$10,592	$3,509	$2,381	$53,923

	Nine Months Ended September 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$126,283	$6,009	$3,142	$2,358	$137,792
Interest expense	10,594	-	-	279	10,873
Net interest income	$115,689	$6,009	$3,142	$2,079	$126,919
Provision for loan losses	4,343	368	-	-	4,711
Noninterest income	31,512	26,532	1,028	4,107	63,179
Noninterest expense
Salaries and employee benefits	48,958	16,257	363	2,453	68,031
Equipment and occupancy expenses	13,964	1,173	4	137	15,278
Data processing and telecommunications expenses	12,922	799	75	7	13,803
Other expenses	45,783	2,744	95	353	48,975
Total noninterest expense	121,627	20,973	537	2,950	146,087
Income before income tax expense	21,231	11,200	3,633	3,236	39,300
Income tax expense	6,277	3,920	1,272	1,133	12,601
Net income	14,954	7,280	2,361	2,103	26,699

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2016, as compared with December 31, 2015, and operating results for the three- and nine-month periods ended September 30, 2016 and 2015. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share data, taxable equivalent)						For Nine Months Ended
	Third Quarter 2016	Second Quarter 2016	First Quarter 2016	Fourth Quarter 2015	Third Quarter 2015	September 30, 2016	September 30, 2015
Results of Operations:
Net interest income	$57,067	$54,589	$50,436	$48,618	$47,399	$162,092	$126,919
Net interest income (tax equivalent)	58,024	55,525	51,177	49,403	48,120	164,726	128,710
Provision for loan losses	811	889	681	553	986	2,381	4,711
Non-interest income	28,864	28,379	24,286	22,407	24,978	81,529	63,179
Non-interest expense	53,199	52,359	55,600	53,028	48,396	161,158	146,087
Income tax expense	10,364	9,671	6,124	3,296	7,368	26,159	12,601
Net income available to common shareholders	21,557	20,049	12,317	14,148	15,627	53,923	26,699
Selected Average Balances:
Mortgage loans held for sale	$105,859	$96,998	$82,803	$98,765	$102,961	$96,340	$86,387
Loans, net of unearned income	2,897,771	2,653,171	2,410,747	2,333,577	2,224,490	2,642,498	2,097,996
Purchased non-covered loans	1,086,039	1,111,814	836,187	752,508	788,351	1,022,680	702,117
Purchased loan pools	629,666	630,503	627,178	454,884	323,258	629,118	116,363
Covered loans	113,136	127,595	134,383	180,493	195,175	125,141	215,631
Investment securities	857,433	850,435	806,699	809,641	854,123	840,688	701,437
Earning assets	5,780,455	5,574,608	5,106,011	4,926,671	4,692,915	5,490,525	4,113,541
Assets	6,330,350	6,138,757	5,618,397	5,427,367	5,213,275	6,030,181	4,594,255
Deposits	5,221,219	5,211,355	4,874,310	4,724,531	4,539,715	5,102,729	3,925,479
Common shareholders’ equity	640,382	616,361	542,264	513,098	494,957	599,817	485,213
Period-End Balances:
Mortgage loans held for sale	$126,263	$102,757	$97,439	$111,182	$111,807	$126,263	$111,807
Loans, net of unearned income	3,091,039	2,819,071	2,528,007	2,406,877	2,290,649	3,091,039	2,290,649
Purchased non-covered loans	1,067,090	1,072,217	1,129,919	771,554	767,494	1,067,090	767,494
Purchased loan pools	624,886	610,425	656,734	592,963	410,072	624,886	410,072
Covered loans	62,291	121,418	130,279	137,529	191,021	62,291	191,021
Earning assets	5,925,072	5,656,932	5,499,656	5,084,658	4,712,675	5,925,072	4,712,675
Total assets	6,493,495	6,221,294	6,097,771	5,588,940	5,216,300	6,493,495	5,216,300
Deposits	5,306,098	5,179,532	5,230,787	4,879,290	4,530,523	5,306,098	4,530,523
Common shareholders’ equity	642,583	625,915	600,828	514,759	502,300	642,583	502,300
Per Common Share Data:
Earnings per share - basic	$0.62	$0.58	$0.38	$0.44	$0.49	$1.58	$0.84
Earnings per share - diluted	0.61	0.57	0.37	0.43	0.48	1.56	0.84
Common book value per share	18.42	17.96	17.25	15.98	15.60	18.42	15.60
Tangible book value per share	14.38	13.89	13.13	12.65	12.31	14.38	12.31
End of period shares outstanding	34,891,304	34,847,311	34,837,454	32,211,385	32,196,117	34,891,304	32,196,117
Weighted average shares outstanding
Basic	34,869,747	34,832,621	32,752,063	32,199,632	32,195,435	34,155,556	31,614,015
Diluted	35,194,739	35,153,311	33,053,554	32,594,929	32,553,167	34,470,101	31,961,969
Market Price:
High closing price	$35.80	$32.39	$32.68	$34.90	$28.75	$35.80	28.75
Low closing price	29.09	27.89	25.09	27.65	24.97	25.09	22.75
Closing price for quarter	34.95	29.70	29.58	33.99	28.75	34.95	28.75
Average daily trading volume	166,841	215,409	253,779	301,775	174,900	211,351	129,678
Cash dividends declared per share	0.10	0.05	0.05	0.05	0.05	0.20	0.15
Closing price to book value	1.90	1.65	1.71	2.13	1.84	1.90	1.84
Performance Ratios:
Return on average assets	1.35%	1.31%	0.88%	1.03%	1.19%	1.19%	0.74%
Return on average common equity	13.39%	13.08%	9.14%	10.94%	12.53%	12.01%	7.21%
Average loans to average deposits	92.55%	88.65%	83.94%	80.86%	80.05%	88.50%	81.99%
Average equity to average assets	10.12%	10.04%	9.65%	9.45%	9.49%	9.95%	10.56%
Net interest margin (tax equivalent)	3.99%	4.01%	4.03%	3.98%	4.07%	4.01%	4.18%
Efficiency ratio (tax equivalent)	61.91%	63.11%	74.41%	74.66%	66.87%	66.15%	76.85%

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $21.6 million, or $0.61 per diluted share, for the quarter ended September 30, 2016, compared with $15.6 million, or $0.48 per diluted share, for the same period in 2015. The Company’s return on average assets and average shareholders’ equity were 1.35% and 13.39%, respectively, in the third quarter of 2016, compared with 1.19% and 12.53%, respectively, in the third quarter of 2015. During the third quarter of 2015, the Company recorded $0.3 million of after-tax merger and conversion charges. Excluding these merger and conversion charges, the Company’s net income would have been $15.9 million, or $0.49 per diluted share, for the third quarter of 2015. Below is a reconciliation of operating net income to net income, as discussed above.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net income available to common shareholders	$21,557	$15,627	$53,923	$26,699

Merger and conversion charges	-	446	6,359	6,173
Non-recurring credit resolution related expenses	-	-	-	11,241
Tax effect of non-recurring charges	-	(156)	(2,226)	(6,095)

Plus: After tax adjustments	-	290	4,133	11,319

Operating net income	$21,557	$15,917	$58,056	$38,018

The Company’s retail banking activities have had a significant impact on the overall financial results of the Company. Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and SBA activities of the Company during the third quarter of 2016 and 2015, respectively:

	Three Months Ended September 30, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$55,369	$3,679	$2,073	$1,089	$62,210
Interest expense	4,995	-	-	148	5,143
Net interest income	50,374	3,679	2,073	941	57,067
Provision for loan losses	57	447	94	213	811
Noninterest income	13,949	13,198	555	1,162	28,864
Noninterest expense
Salaries and employee benefits	18,323	8,940	103	616	27,982
Equipment and occupancy expenses	5,490	433	1	65	5,989
Data processing and telecommunications expenses	5,794	364	26	1	6,185
Other expenses	11,533	1,303	26	181	13,043
Total noninterest expense	41,140	11,040	156	863	53,199
Income before income tax expense	23,126	5,390	2,378	1,027	31,921
Income tax expense	7,286	1,887	832	359	10,364
Net income Net income	$15,840	$3,503	$1,546	$668	$21,557

	Three Months Ended September 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$46,734	$2,485	$1,128	$848	$51,195
Interest expense	3,690	-	-	106	3,796
Net interest income	$43,044	$2,485	$1,128	$742	$47,399
Provision for loan losses	960	26	-	-	986
Noninterest income	13,470	9,827	372	1,309	24,978
Noninterest expense
Salaries and employee benefits	17,921	6,138	137	738	24,934
Equipment and occupancy expenses	5,444	397	1	73	5,915
Data processing and telecommunications expenses	4,998	308	22	1	5,329
Other expenses	11,379	662	40	137	12,218
Total noninterest expense	39,742	7,505	200	949	48,396
Income before income tax expense	15,812	4,781	1,300	1,102	22,995
Income tax expense	4,854	1,673	455	386	7,368
Net income	10,958	3,108	845	716	15,627

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

	Quarter Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid

	( in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$105,859	$826	3.10%	$102,961	$970	3.74%
Loans	2,897,771	33,672	4.62	2,224,490	27,258	4.86
Purchased non-covered loans	1,086,039	17,629	6.46	788,351	11,911	5.99
Purchased loan pools	629,666	4,346	2.75	323,258	2,997	3.68
Covered loans	113,136	1,667	5.86	195,175	3,192	6.49
Investment securities	857,433	4,872	2.26	854,123	5,342	2.48
Short-term assets	90,551	155	0.68	204,557	246	0.48

Total interest- earning assets	5,780,455	63,167	4.35	4,692,915	51,916	4.39

Noninterest-earning assets	549,895			520,360

Total assets	$6,330,350			$5,213,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,787,323	$1,719	0.25%	$2,367,353	$1,223	0.20%
Time deposits	887,685	1,355	0.61	871,492	1,298	0.59
Other borrowings	49,345	479	3.86	39,000	322	3.28
FHLB advances	265,202	393	0.59	-	-	-
Federal funds purchased and securities sold under agreements to repurchase	37,305	18	0.19	44,480	39	0.35
Subordinated deferrable interest debentures	83,719	1,179	5.60	69,448	914	5.22

Total interest-bearing liabilities	4,110,579	5,143	0.50	3,391,773	3,796	0.44

Demand deposits	1,546,211			1,300,870
Other liabilities	33,178			25,675
Stockholders’ equity	640,382			494,957

Total liabilities and stockholders’ equity	$6,330,350			$5,213,275

Interest rate spread			3.85%			3.95%

Net interest income		$58,024			$48,120

Net interest margin			3.99%			4.07%

On a tax-equivalent basis, net interest income for the third quarter of 2016 was $58.0 million, an increase of $9.9 million, or 20.6%, compared with $48.1 million reported in the same quarter in 2015. The higher net interest income is a result of organic loan growth in the loan portfolio, growth in purchased loan pools and acquisition activity during the first quarter of 2016 coupled with continued low rates in the Company’s cost of funds. The Company’s net interest margin decreased during the third quarter of 2016 to 3.99%, compared with 4.01% during the second quarter of 2016, and compared with 4.07% reported in the third quarter of 2015.

Total interest income, on a tax-equivalent basis, during the third quarter of 2016 was $63.2 million, compared with $51.9 million in the same quarter of 2015. Yields on earning assets declined to 4.35%, compared with 4.39% reported in the third quarter of 2015. During the third quarter of 2016, loans comprised 83.6% of earning assets, compared with 77.4% in the same quarter of 2015. This increase is a result of organic growth in the loan portfolio, growth in purchased pool loans and acquisition activity during the first quarter of 2016. Yields on legacy loans decreased to 4.62% in the third quarter of 2016, compared with 4.86% in the same period of 2015. The yield on purchased non-covered loans increased from 5.99% in the third quarter of 2015 to 6.46% during the third quarter of 2016. Yields on purchase loan pools declined from 3.68% in the third quarter of 2015 to 2.75% in the same period in 2016. This decrease in yield on purchased loan pools was attributable to accelerated prepayments and an adjustment on the remaining life of the pools and associated premiums. Covered loan yields decreased from 6.49% in the third quarter of 2015 to 5.86% in the third quarter of 2016. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

Total funding costs increased to 0.36% in the third quarter of 2016, compared with 0.32% during the third quarter of 2015. Deposit costs increased slightly from 0.22% in the third quarter of 2015 to 0.23% in the third quarter of 2016. Non-deposit funding costs decreased from 3.31% in the third quarter of 2015 to 1.89% in the third quarter of 2016. The decrease in non-deposit funding costs was driven primarily by an increased utilization of low rate short-term FHLB advances. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 83.0% of total deposits in the third quarter of 2016, compared with 80.8% during the third quarter of 2015. Further opportunity to realize savings on interest expense on deposits may be limited due to the current low level of deposit rates. Average balances of interest bearing deposits and their respective costs for the third quarter of 2016 and 2015 are shown below:

(Dollars in Thousands)	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,085,828	0.16%	$907,618	0.13%
MMDA	1,435,151	0.34%	1,219,736	0.29%
Savings	266,344	0.07%	239,999	0.07%
Retail CDs < $100,000	431,570	0.45%	484,007	0.50%
Retail CDs > $100,000	451,115	0.75%	387,485	0.71%
Brokered CDs	5,000	0.64%	-	0.00%
Interest-bearing deposits	$3,675,008	0.33%	$3,238,845	0.31%

Provision for Loan Losses

The Company’s provision for loan losses during the third quarter of 2016 amounted to $811,000, compared with $889,000 in the second quarter of 2016 and $986,000 in the third quarter of 2015. At September 30, 2016, classified loans still accruing totaled $42.0 million, compared with $46.7 million at September 30, 2015. Non-performing assets as a percentage of total assets decreased from 1.23% at September 30, 2015 to 0.92% at September 30, 2016. Net charge-offs on legacy loans during the third quarter of 2016 were $371,000, or 0.05% of average legacy loans on an annualized basis, compared with $237,000, or 0.04%, in the third quarter of 2015. The Company’s allowance for loan losses allocated to legacy loans at September 30, 2016 was $19.4 million, or 0.63% of legacy loans, decreasing from $22.1 million, or 0.96% of legacy loans, at September 30, 2015 due to improved credit quality of the legacy loan portfolio. The Company’s total allowance for loan losses at September 30, 2016 was $23.0 million, or 0.47% of total loans, decreasing from $22.5 million, or 0.61% of total loans, at September 30, 2015, due to improved credit quality of the loan portfolio.

Noninterest Income

Total non-interest income for the third quarter of 2016 was $28.9 million, compared with $25.0 million in the third quarter of 2015.  Service charges on deposit accounts in the third quarter of 2016 increased to $11.4 million, compared with $10.8 million in the third quarter of 2015. Stronger growth in commercial and treasury management accounts contributed to the growth in income, as did growth in core deposit accounts that resulted from the Company’s acquisition during the first quarter of 2016. Income from mortgage-related activities continued to increase, from $10.4 million in the third quarter of 2015, to $14.1 million in the third quarter of 2016, as a result of the Company’s increased number of mortgage bankers and higher levels of production. Total production in the third quarter of 2016 amounted to $410.8 million, compared with $311.0 million in the same quarter of 2015, while spreads (gain on sale) increased to 3.69% in the current quarter compared with 3.52% in the same quarter of 2015. The retail mortgage open pipeline finished the third quarter of 2016 at $145.4 million, compared with $162.6 million at the beginning of the third quarter of 2016 and $105.3 million at the end of the third quarter of 2015. Other non-interest income remained stable at $2.6 million for the third quarter of 2016, compared with $2.5 million during the third quarter of 2015.

Noninterest Expense

Total non-interest expenses for the third quarter of 2016 increased to $53.2 million, compared with $48.4 million in the same quarter 2015. Salaries and employee benefits increased from $24.9 million in the third quarter of 2015 to $28.0 million in the third quarter of 2016. Occupancy and equipment expense remained stable at $6.0 million in the third quarter of 2016 compared with $5.9 million in the third quarter of 2015. Advertising and marketing expense increased to $1.2 million for the third quarter 2016 compared with $667,000 in the third quarter of 2015. Data processing and telecommunications expense increased to $6.2 million in the third quarter of 2016, compared with $5.3 million in the third quarter of 2015. Other noninterest expenses increased from $8.7 million in the third quarter of 2015 to $9.3 million in the third quarter of 2016.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the third quarter of 2016, the Company reported income tax expense of $10.4 million, compared with $7.4 million in the same period of 2015. This increase in income tax expense is directly correlated to the increase in pre-tax income for the periods. The Company’s effective tax rate for the three months ending September 30, 2016 and 2015 was 32.5% and 32.0%, respectively.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Ameris reported net income available to common shareholders of $53.9 million, or $1.56 per diluted share, for the nine months ended September 30, 2016, compared with $26.7 million, or $0.84 per diluted share, for the same period in 2015. During the first nine months of 2015, the Company completed the acquisition of Merchants and completed the acquisition and data conversion of 18 additional branches in South Georgia and North Florida. The Company recorded approximately $4.0 million of after-tax merger related charges from these acquisitions. Additionally, during the first nine months of 2015, the Company recorded $7.3 million of after-tax OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets. Excluding these acquisition and credit resolution-related expenses, the Company’s net income would have been $58.1 million, or $1.68 per diluted share, and $38.0 million, or $1.19 per diluted share, for the first nine months of 2016 and 2015, respectively. Below is a reconciliation of operating net income to net income, as discussed above.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net income available to common shareholders	$21,557	$15,627	$53,923	$26,699

Merger and conversion charges	-	446	6,359	6,173
Non-recurring credit resolution related expenses	-	-	-	11,241
Tax effect of non-recurring charges	-	(156)	(2,226)	(6,095)
Plus: After tax adjustments	-	290	4,133	11,319
Operating net income	$21,557	$15,917	$58,056	$38,018

The Company’s retail banking activities have had a significant impact on the overall financial results of the Company. Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and SBA activities of the Company during the first nine months of 2016 and 2015, respectively:

	Nine Months Ended September 30, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$158,682	$9,992	$4,714	$2,721	$176,109
Interest expense	13,567	-	-	450	14,017
Net interest income	145,115	9,992	4,714	2,271	162,092
Provision for loan losses	1,471	540	94	276	2,381
Noninterest income	39,702	36,126	1,328	4,373	81,529
Noninterest expense
Salaries and employee benefits	55,740	23,591	399	1,970	81,700
Equipment and occupancy expenses	16,541	1,326	3	190	18,060
Data processing and telecommunications expenses	17,299	974	71	3	18,347
Other expenses	39,040	3,392	77	542	43,051
Total noninterest expense	128,620	29,283	550	2,705	161,158
Income before income tax expense	54,726	16,295	5,398	3,663	80,082
Income tax expense	17,285	5,703	1,889	1,282	26,159
Net income	$37,441	$10,592	$3,509	$2,381	$53,923

	Nine Months Ended September 30, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(Dollars in Thousands)
Interest income	$126,283	$6,009	$3,142	$2,358	$137,792
Interest expense	10,594	-	-	279	10,873
Net interest income	$115,689	$6,009	$3,142	$2,079	$126,919
Provision for loan losses	4,343	368	-	-	4,711
Noninterest income	31,512	26,532	1,028	4,107	63,179
Noninterest expense
Salaries and employee benefits	48,958	16,257	363	2,453	68,031
Equipment and occupancy expenses	13,964	1,173	4	137	15,278
Data processing and telecommunications expenses	12,922	799	75	7	13,803
Other expenses	45,783	2,744	95	353	48,975
Total noninterest expense	121,627	20,973	537	2,950	146,087
Income before income tax expense	21,231	11,200	3,633	3,236	39,300
Income tax expense	6,277	3,920	1,272	1,133	12,601
Net income	14,954	7,280	2,361	2,103	26,699

Interest Income

Interest income, on a tax-equivalent basis, for the nine months ended September 30, 2016 was $178.7 million, an increase of $39.2 million as compared with $139.6 million for the same period in 2015. Average earning assets for the nine-month period increased $1.38 billion to $5.49 billion as of September 30, 2016, compared with $4.11 billion as of September 30, 2015. The increase in average earning assets is due to organic growth in the loan portfolio, growth in purchased pool loans and acquisition activity during the second quarter of 2015 and the first quarter of 2016 coupled with continued low rates in the Company’s cost of funds. Yield on average earning assets was 4.35% for the nine months ended September 30, 2016, compared with 4.54% in the first nine months of 2015. The decrease in the yield on average earning assets was primarily attributable to decrease in yields on legacy loans, purchased non-covered loans and purchased loan pools.

 Interest Expense

Total interest expense for the nine months ended September 30, 2016 amounted to $14.0 million, reflecting a $3.1 million increase from the $10.9 million expense recorded in the same period of 2015. During the nine-month period ended September 30, 2016, the Company’s funding costs improved slightly to 0.35% from 0.36% reported in 2015. Deposit costs decreased slightly to 0.23% during the nine-month period ended September 30, 2016, compared with 0.24% during the same period in 2015. Total non-deposit funding costs decreased to 2.36% during the nine-month period ended September 30, 2016, compared with 3.04% during the first nine months of 2015. The decrease in non-deposit funding costs was driven primarily by an increased utilization of low rate short-term FHLB advances.

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

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid

	( in Thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$96,340	$2,402	3.33%	$86,387	$2,426	3.75%
Loans	2,642,498	93,887	4.75	2,097,996	75,305	4.80
Purchased non-covered loans	1,022,680	47,824	6.25	702,117	34,079	6.49
Purchased loan pools	629,118	13,220	2.81	116,363	3,146	3.61
Covered loans	125,141	5,524	5.90	215,631	10,572	6.56
Investment securities	840,688	15,227	2.42	701,437	13,499	2.57
Short-term assets	134,060	659	0.66	193,610	556	0.38
Total interest- earning assets	5,490,525	178,743	4.35	4,113,541	139,583	4.54
Noninterest-earning assets	539,656			480,714
Total assets	$6,030,181			$4,594,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,740,368	$4,922	0.24%	$2,029,111	$3,414	0.22%
Time deposits	872,209	3,808	0.58	798,618	3,652	0.61
Other borrowings	47,809	1,333	3.72	41,582	1,034	3.32
FHLB advances	126,855	571	0.60	11,289	31	0.37
Federal funds purchased and securities sold under agreements to repurchase	44,433	77	0.23	47,282	130	0.37
Subordinated deferrable interest debentures	79,912	3,306	5.53	67,369	2,612	5.18
Total interest-bearing liabilities	3,911,586	14,017	0.48	2,995,251	10,873	0.49
Demand deposits	1,490,152			1,097,750
Other liabilities	28,626			16,041
Stockholders’ equity	599,817			485,213

Total liabilities and stockholders’ equity	$6,030,181			$4,594,255

Interest rate spread			3.87%			4.05%

Net interest income		$164,726			$128,710

Net interest margin			4.01%			4.18%

For the year-to-date period ending September 30, 2016, the Company reported $164.7 million of net interest income on a tax-equivalent basis, compared with $128.7 million of net interest income for the same period in 2015.  The average balance of earning assets increased 33.5%, from $4.11 billion during the first nine months of 2015 to $5.49 billion during the first nine months of 2016. The increase in average earning assets is due to organic growth in the loan portfolio, growth in purchased pool loans and acquisition activity during the second quarter of 2015 and the first quarter of 2016. The Company’s net interest margin decreased to 4.01% in the nine-month period ending September 30, 2016, compared with 4.18% in the same period in 2015. The decrease in the net interest margin was primarily attributable to a decrease in yield on earning assets.

Provision for Loan Losses

The provision for loan losses decreased to $2.4 million for the nine months ended September 30, 2016, compared with $4.7 million in the same period in 2015. Non-performing assets (excluding covered assets) totaled $59.9 million at September 30, 2016, compared with $64.2 million at September 30, 2015.  For the nine-month period ended September 30, 2016, the Company had legacy net charge-offs totaling $1.9 million, compared with $2.6 million for the same period in 2015. Annualized legacy net charge-offs as a percentage of average legacy loans decreased to 0.10% during the first nine months of 2016, compared with 0.17% during the first nine months of 2015.

Noninterest Income

Non-interest income for the first nine months of 2016 was $81.5 million, compared with $63.2 million in the same period in 2015. Service charges on deposit accounts increased $7.4 million to $31.7 million in the first nine months of 2016, compared with $24.3 million in the same period in 2015.  Stronger growth in commercial and treasury management accounts contributed to the growth in income, as did growth in core deposit accounts that resulted from the Company’s acquisitions during the second quarter of 2015 and the first quarter of 2016. Income from mortgage banking activity increased from $28.2 million in the first nine months of 2015 to $38.4 million in the first nine months of 2016, due to an increased number of mortgage bankers and higher levels of production. Other non-interest income increased from $7.8 million during the first nine months of 2015 to $8.4 million during the first nine months of 2016.

Noninterest Expense

Total operating expenses for the first nine months of 2016 increased to $161.2 million, compared with $146.1 million in the same period in 2015. Increases in noninterest expenses were driven primarily by the second quarter 2015 acquisitions of Merchants and 18 branches from Bank of America and the first quarter 2016 acquisition of JAXB. Salaries and benefits increased $13.7 million as compared with the first nine months of 2015. Occupancy and equipment expenses for the first nine months of 2016 amounted to $18.1 million, representing an increase of $2.8 million from the same period in 2015. Data processing and telecommunications expenses increased from $13.8 million in the first nine months of 2015 to $18.3 million in the first nine months of 2016. Credit resolution-related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $5.1 million for the first nine months of 2016, compared with $15.5 million in the first nine months of 2015. Credit resolution-related expenses were high in the second quarter of 2015 due to an aggressive write-down on remaining non-performing assets. Merger and conversion charges were $6.4 million and $6.2 million for the nine months ended September 30, 2016 and 2015, respectively, reflecting the second quarter 2015 acquisitions of Merchants and 18 branches from Bank of America and the first quarter 2016 acquisition of JAXB. Other noninterest expense increased $2.8 million for the first nine months of 2016 as compared with the first nine months of 2015.

Income Taxes

In the first nine months of 2016, the Company recorded income tax expense of $26.2 million, compared with $12.6 million in the same period of 2015. This increase in income tax expense is directly correlated to the increase in pre-tax income for the periods. The Company’s effective tax rate for the nine months ended September 30, 2016 and 2015 was 32.7% and 32.1%, respectively.

Financial Condition as of September 30, 2016

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2016, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2016, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

	Amortized Cost	Fair Value	Yield	Modified Duration	Estimated Cash Flows 12 months
	Dollars in Thousands
September 30, 2016:
U.S. government agencies	$999	$1,028	3.20%	1.16	$-
State, county and municipal securities	150,083	155,994	4.12%	5.69	6,685
Corporate debt securities	28,924	29,098	2.89%	4.56	2,500
Mortgage-backed securities	641,404	652,004	2.20%	3.59	129,028
Total debt securities	$821,410	$838,124	2.57%	4.01	$138,213

September 30, 2015:
U.S. government agencies	$14,957	$14,968	1.85%	4.26	$5,027
State, county and municipal securities	161,509	164,865	3.38%	4.13	10,110
Corporate debt securities	5,901	6,032	4.97%	7.63	500
Mortgage-backed securities	622,313	625,520	2.39%	4.08	104,272
Total debt securities	$804,680	$811,385	2.59%	4.12	$119,909

Loans and Allowance for Loan Losses

At September 30, 2016, gross loans outstanding (including purchased non-covered loans, purchased loan pools, covered loans and mortgage loans held for sale) were $4.97 billion, an increase from $4.02 billion reported at December 31, 2015 and $3.77 billion reported at September 30, 2015. Mortgage loans held for sale increased from $111.2 million at December 31, 2015 to $126.3 million at September 30, 2016. Legacy loans (excluding purchased non-covered, purchased non-covered loan pools and covered loans) increased $684.2 million, from $2.41 billion at December 31, 2015 to $3.09 billion at September 30, 2016, which was primarily driven by increases in municipal loans and residential mortgages. Purchased non-covered loans increased $295.5 million, from $771.6 million at December 31, 2015 to $1.07 billion at September 30, 2016, primarily as a result of the JAXB acquisition. Purchased non-covered loan pools increased $31.9 million, from $593.0 million at December 31, 2015 to $624.9 million at September 30, 2016 due to the purchase of additional loan pools of $151.5 million during the first nine months of 2016, offset by payments on the portfolio of $115.4 million and premium amortization of $4.2 million. Covered loans decreased $75.2 million, from $137.5 million at December 31, 2015 to $62.3 million at September 30, 2016. The decrease in covered loans reflects a transfer of $45.9 million in loans from covered loans to purchased non-covered loans due to expiration of the loss sharing portion of certain agreements.

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

At the end of the third quarter of 2016, the allowance for loan losses allocated to legacy loans totaled $19.4 million, or 0.63% of legacy loans, compared with $20.5 million, or 0.85% of legacy loans, at December 31, 2015 and $22.1 million, or 0.96% of legacy loans, at September 30, 2015. The decrease in the allowance for loan losses as a percentage of legacy loans reflects the change in credit risk of our portfolio, both from the mix of loan and collateral types, as well as the overall improvement in credit quality of the loan portfolio. Our legacy nonaccrual loans declined from $20.6 million at September 30, 2015 to $16.6 million at September 30, 2016. For the first nine months of 2016, our legacy net charge off ratio as a percentage of average legacy loans decreased to 0.10%, compared with 0.17% for the first nine months of 2015. For the nine-month period ended September 30, 2016, the Company recorded legacy net charge-offs totaling $1.9 million, compared with $2.6 million for the period ended September 30, 2015. The provision for loan losses for the nine months ended September 30, 2016 decreased to $2.4 million, compared with $4.7 million during the nine-month period ended September 30, 2015. Our ratio of nonperforming assets to total assets decreased from 1.23% at September 30, 2015 to 0.92% at September 30, 2016.

The balance of the allowance for loan losses allocated to loans collectively evaluated for impairment increased 2.1%, or $362,000, during the first nine months of 2016, while the balance of loans collectively evaluated for impairment increased 25.2%, or $932.9 million during the same period. A significant portion of the loan growth was concentrated in lower risk categories such as municipal lending and did not require as large of an allowance for loan losses as other categories of loans. Purchased non-covered loans, including purchased loan pools, accounted for 29% of the increase in loans and these loans generally require an initial allowance for loan loss that is less than the allowance required on legacy loans due to seasoning and loan to value characteristics of the portfolio. In addition to the change of type of loan growth, we also experienced a decline in our historical loss rates on all loan portfolios. We consider a four year loss rate on all loan categories and our charge off ratio has been steadily declining over that period. We have adjusted the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as weak commodity prices for agriculture products, growth rates of certain loan types and other factors management deems appropriate. As a percentage of all loans collectively evaluated for impairment, the allowance allocated to those loans decreased 9 basis points, from 0.46% at December 31, 2015 to 0.37% at September 30, 2016. The largest decrease was in the real estate construction and development category, which decreased from 1.75% at December 31, 2015 to 0.80% at September 30, 2016. The reason for this decline is the positive trend in net losses within that category.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment increased 37.3%, or $1.5 million, during the first nine months of 2016, while the balance of loans individually evaluated for impairment decreased 12.9%, or $8.9 million during the same period. The majority of this increase in the allowance for loan losses allocated to loans individually evaluated for impairment is attributable to purchased non-covered loans and covered loans. At September 30, 2016, we had $1.3 million allocated to purchased non-covered loans, including loan pools and $236,000 allocated to covered loans. We did not have any allowance allocated to purchased non-covered loans, including loan pools, and covered loans at December 31, 2015.

The following tables present an analysis of the allowance for loan losses as of and for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015
Balance of allowance for loan losses at beginning of period	$21,062	$21,157
Provision charged to operating expense	2,381	4,711
Charge-offs:
Commercial, financial and agricultural	1,273	937
Real estate – residential	883	966
Real estate – commercial and farmland	708	1,358
Real estate – construction and development	324	465
Consumer installment and Other	192	300
Purchased non-covered loans, including pools	826	772
Covered loans	435	1,661

Total charge-offs	4,641	6,459

Recoveries:
Commercial, financial and agricultural	279	517
Real estate – residential	368	138
Real estate – commercial and farmland	191	304
Real estate – construction and development	474	314
Consumer installment and Other	119	117
Purchased non-covered loans, including pools	1,265	955
Covered loans	1,465	717

Total recoveries	4,161	3,062

Net charge-offs	480	3,397

Balance of allowance for loan losses at end of period	$22,963	$22,471

	As of and for the Nine Months Ended September 30, 2016
(Dollars in Thousands)	Legacy loans	Purchased non-covered loans, including pools	Covered loans	Total
Allowance for loan losses at end of period	$19,433	$3,294	$236	$22,963
Net charge-offs (recoveries) for the period	1,949	(439)	(1,030)	480
Loan balances:
End of period	3,091,039	1,691,976	62,291	4,845,306
Average for the period	2,642,498	1,651,798	125,141	4,419,437
Net charge-offs as a percentage of average loans	0.10%	(0.04)%	(1.10)%	0.01%
Allowance for loan losses as a percentage of end of period loans	0.63%	0.19%	0.38%	0.47%

	As of and for the Nine Months Ended September 30, 2015
(Dollars in Thousands)	Legacy loans	Purchased non-covered loans, including pools	Covered loans	Total
Allowance for loan losses at end of period	$22,069	$402	$-	$22,471
Net charge-offs (recoveries) for the period	2,636	(183)	944	3,397
Loan balances:
End of period	2,290,649	1,177,566	191,021	3,659,236
Average for the period	2,097,996	818,480	215,631	3,132,107
Net charge-offs as a percentage of average loans	0.17%	(0.03)%	0.59%	0.15%
Allowance for loan losses as a percentage of end of period loans	0.96%	0.03%	0.00%	0.61%

Purchased Non-Covered Assets

Loans that were acquired in transactions and are not covered by the loss-sharing agreements with the FDIC (“purchased non-covered loans”) totaled $1.07 billion, $771.6 million and $767.5 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. OREO that was acquired in transactions and is not covered by the loss-sharing agreements with the FDIC totaled $14.1 million, $14.3 million and $11.5 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. Purchased non-covered assets include assets that were acquired in FDIC-assisted transactions, but are no longer covered by the loss sharing portion of the agreements.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans are adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the nine months ended September 30, 2016, the year ended December 31, 2015 and the nine months ended September 30, 2015, the Company recorded a net provision for loan loss credit of $439,000, $237,000 and $183,000, respectively, due to recoveries received on previously charged off purchased non-covered loans. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Purchased non-covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$99,596	$45,462	$42,350
Real estate – construction and development	86,099	72,080	71,109
Real estate – commercial and farmland	590,388	390,755	385,032
Real estate – residential	286,169	258,153	263,312
Consumer installment	4,838	5,104	5,691
	$1,067,090	$771,554	$767,494

Purchased Loan Pools

Purchased loan pools are defined as groups of loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of September 30, 2016, purchased loan pools totaled $624.9 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $614.4 million and $10.5 million of purchase premium paid at acquisition. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of purchase premium paid at acquisition. As of September 30, 2015, purchased loan pools totaled $410.1 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $402.1 million and $8.0 million of purchase premium paid at acquisition. The Company has allocated approximately $2.0 million, $581,000 and $402,000 of the allowance for loan losses to the purchased loan pools at September 30, 2016, December 31, 2015 and September 31, 2015, respectively.

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaled $62.3 million, $137.5 million and $191.0 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $1.0 million, $5.0 million and $12.2 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value on the acquisition dates. At September 30, 2016 the FDIC loss-share payable amounted to $7.8 million which includes the clawback liability the Bank expects to pay to the FDIC. At December 31, 2015 and September 30, 2015 the FDIC loss-share receivable was $6.3 million and $4.5 million, respectively, which is net of the clawback liability the Bank expects to pay to the FDIC.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans are adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the nine months ended September 30, 2016, the Company recorded provision for loan loss credit of $1.0 million, net of the FDIC loss-share coverage, due to recoveries on previously charged off covered loans. During the year ended December 31, 2015 and the nine months ended September 30, 2015, the Company recorded provision for loan loss expense of $751,000 and $944,000, respectively, net of the FDIC loss-share receivable, to account for losses where there was a decrease in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively over the remaining life of the loan, with an associated write off of the remaining indemnification asset over the shorter of the life of the loan or the loss-share agreement.

Covered loans are shown below according to loan type as of the end of the periods shown:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$830	$5,546	$13,349
Real estate – construction and development	3,220	7,612	14,266
Real estate – commercial and farmland	13,688	71,226	103,399
Real estate – residential	44,457	53,038	59,835
Consumer installment	96	107	172
	$62,291	$137,529	$191,021

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

Nonaccrual loans, excluding purchased non-covered and covered loans, totaled $16.6 million at September 30, 2016, a 19.4% decrease from $20.6 million reported at the end of the third quarter of 2015. Nonaccrual purchased non-covered loans totaled $18.0 million at September 30, 2016, compared with $11.4 million at September 30, 2015. At September 30, 2016, OREO (excluding purchased non-covered and covered OREO) totaled $10.4 million, compared with $16.1 million at December 31, 2015 and $20.7 million at September 30, 2015. Purchased non-covered OREO totaled $14.1 million at September 30, 2016, compared with $11.5 million at September 30, 2015. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2016, total non-performing assets decreased to 0.92% of total assets, compared with 1.09% at December 31, 2015 and 1.23% at September 30, 2015.

Non-performing assets (excluding covered assets) at September 30, 2016, December 31, 2015 and September 30, 2015 were as follows:

(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Total nonaccrual loans (excluding purchased non-covered and covered loans)	$16,570	$16,860	$20,558
Nonaccrual purchased non-covered loans	17,993	13,330	11,374
Nonaccrual purchased loan pools	864	-	-
Accruing loans delinquent 90 days or more	-	-	-
Foreclosed assets (excluding purchased assets)	10,392	16,147	20,730
Purchased, non-covered other real estate owned	14,126	14,333	11,538
Total non-performing assets, excluding covered assets	$59,945	$60,670	$64,200

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of September 30, 2016, December 31, 2015 and September 30, 2015, the Company had a balance of $17.1 million, $16.4 million and $13.9 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$53	14	$112
Real estate – construction & development	8	691	2	35
Real estate – commercial & farmland	17	5,535	5	2,015
Real estate – residential	53	7,713	19	849
Consumer installment	7	21	29	120
Total	89	$14,013	69	$3,131

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$240	10	$110
Real estate – construction & development	11	792	3	63
Real estate – commercial & farmland	16	5,766	3	596
Real estate – residential	51	7,574	20	1,123
Consumer installment	12	46	23	94
Total	94	$14,418	59	$1,986

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$238	8	$68
Real estate – construction & development	12	838	2	30
Real estate – commercial & farmland	15	5,719	4	943
Real estate – residential	51	5,209	16	759
Consumer installment	15	71	18	64
Total	97	$12,075	48	$1,864

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	11	$86	7	$80
Real estate – construction & development	9	697	1	29
Real estate – commercial & farmland	16	6,677	6	873
Real estate – residential	60	7,654	12	908
Consumer installment	26	98	10	42
Total	122	$15,212	36	$1,932

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	11	$314	3	$37
Real estate – construction & development	10	771	4	83
Real estate – commercial & farmland	16	5,739	3	624
Real estate – residential	49	7,086	22	1,610
Consumer installment	20	75	15	65
Total	106	$13,985	47	$2,419

As of September 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	8	$288	4	$17
Real estate – construction & development	10	780	4	88
Real estate – commercial & farmland	14	5,650	5	1,011
Real estate – residential	46	4,212	21	1,756
Consumer installment	18	81	15	55
Total	96	$11,011	49	$2,927

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	9	$1,588	6	$179
Forgiveness of principal	3	1,318	1	357
Forbearance of principal	5	2,177	12	357
Rate reduction only	12	1,591	1	29
Rate reduction, forbearance of interest	39	2,652	20	1,657
Rate reduction, forbearance of principal	9	3,069	25	182
Rate reduction, forgiveness of interest	12	1,618	3	366
Rate reduction, forgiveness of principal	-	-	1	4
Total	89	$14,013	69	$3,131

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	10	$1,891	8	$247
Forgiveness of principal	2	1,241	1	357
Forbearance of principal	6	2,798	8	158
Rate reduction only	15	1,869	2	226
Rate reduction, forbearance of interest	39	2,504	23	383
Rate reduction, forbearance of principal	12	3,316	15	256
Rate reduction, forgiveness of interest	9	795	2	359
Rate reduction, forgiveness of principal	1	4	-	-
Total	94	$14,418	59	$1,986

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$1,861	7	$319
Forgiveness of principal	2	891	2	841
Forbearance of principal	5	101	7	94
Rate reduction only	16	2,329	1	29
Rate reduction, forbearance of interest	40	2,516	21	273
Rate reduction, forbearance of principal	13	3,341	9	206
Rate reduction, forgiveness of interest	9	1,032	1	102
Rate reduction, forgiveness of principal	1	4	-	-
Total	97	$12,075	48	$1,864

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$775	-	$-
Raw land	9	750	2	35
Apartment	1	1,314	2	191
Hotel & motel	3	1,586	-	-
Office	3	482	-	-
Retail, including strip centers	4	1,318	-	-
1-4 family residential	53	7,713	21	858
Church	-	-	3	1,824
Automobile/equipment/CD	11	75	40	219
Unsecured	-	-	1	4
Total	89	$14,013	69	$3,131

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$608	1	$198
Raw land	6	165	3	62
Apartment	1	1,314	-	-
Hotel & motel	3	1,882	-	-
Office	3	499	-	-
Retail, including strip centers	3	1,335	1	42
1-4 family residential	58	8,329	22	1,139
Church	-	-	1	357
Automobile/equipment/CD	15	61	30	184
Unsecured	1	225	1	4
Total	94	$14,418	59	$1,986

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$817	-	$-
Raw land	5	74	2	30
Agricultural land	1	313	1	59
Hotel & motel	3	1,922	-	-
Office	3	504	-	-
Retail, including strip centers	3	2,164	2	527
1-4 family residential	58	5,972	19	785
Church	-	-	1	357
Automobile/equipment/inventory	18	81	22	101
Unsecured	1	228	1	5
Total	97	$12,075	48	$1,864

As of September 30, 2016, December 31, 2015 and September 30, 2015, the Company had a balance of $10.4 million, $10.0 million and $7.7 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	1	$16
Real estate – construction & development	2	529	3	33
Real estate – commercial & farmland	13	5,840	3	566
Real estate – residential	16	2,919	5	486
Consumer installment	1	4	2	1
Total	33	$9,293	14	$1,102

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$21
Real estate – construction & development	1	363	3	42
Real estate – commercial & farmland	14	6,214	3	412
Real estate – residential	13	2,789	4	180
Consumer installment	2	5	2	3
Total	31	$9,373	14	$658

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$1
Real estate – construction & development	1	351	2	30
Real estate – commercial & farmland	6	4,071	1	36
Real estate – residential	13	2,761	3	397
Consumer installment	2	5	2	3
Total	22	$7,188	9	$467

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$17	-	$-
Real estate – construction & development	4	552	1	10
Real estate – commercial & farmland	15	6,199	1	206
Real estate – residential	17	2,804	4	602
Consumer installment	3	5	-	-
Total	41	$9,577	6	$818

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$23	-	$-
Real estate – construction & development	2	374	2	30
Real estate – commercial & farmland	15	6,570	2	57
Real estate – residential	9	2,086	8	883
Consumer installment	3	7	1	1
Total	32	$9,060	13	$971

As of September 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	-	$-
Real estate – construction & development	3	382	-	-
Real estate – commercial & farmland	7	4,106	-	-
Real estate – residential	12	2,451	4	707
Consumer installment	4	8	-	-
Total	27	$6,948	4	$707

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$1,799	1	$65
Forbearance of principal	5	1,227	1	206
Forbearance of principal, extended amortization	1	80	1	331
Rate reduction only	7	4,037	2	74
Rate reduction, forbearance of interest	7	646	7	371
Rate reduction, forbearance of principal	4	1,113	2	55
Rate reduction, forgiveness of interest	4	391	-	-
Total	33	$9,293	14	$1,102

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$1,465	2	$87
Forbearance of principal	2	574	-	-
Payment modification only	2	892	-	-
Forbearance of principal, extended amortization	1	86	1	355
Rate reduction only	8	4,054	2	77
Rate reduction, forgiveness of interest	2	152	-	-
Rate reduction, forbearance of interest	8	1,011	8	118
Rate reduction, forbearance of principal	4	1,139	1	21
Total	31	$9,373	14	$658

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	1	$-	1	$67
Forbearance of principal	2	586	-	-
Payment modification only	2	835	1	308
Rate reduction only	6	3,700	1	22
Rate reduction, forbearance of interest	6	927	6	70
Rate reduction, forbearance of principal	3	988	-	-
Rate reduction, forgiveness of interest	2	152	-	-
Total	22	$7,188	9	$467

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,592	-	$-
Raw land	1	401	4	89
Hotel & motel	1	155	-	-
Office	2	509	-	-
Retail, including strip centers	4	3,326	1	206
1-4 family residential	19	3,305	6	790
Automobile/equipment/CD	2	5	3	17
Total	33	$9,293	14	$1,102

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,722	-	$-
Raw land	-	-	4	63
Hotel & motel	1	158	-	-
Retail, including strip centers	5	3,421	-	-
Office	2	530	-	-
1-4 family residential	17	3,535	6	571
Automobile/equipment/inventory	3	7	4	24
Total	31	$9,373	14	$658

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$289	-	$-
Raw land	-	-	2	30
Office	1	452	-	-
Retail, including strip centers	4	3,330	-	-
1-4 family residential	14	3,112	4	433
Automobile/equipment/inventory	2	5	3	4
Total	22	$7,188	9	$467

As of September 30, 2016, December 31, 2015 and September 30, 2015, the Company had a balance of $13.9 million, $15.5 million and $20.5 million, respectively, in troubled debt restructurings included in covered loans. The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	3	$76
Real estate – construction & development	4	813	-	-
Real estate – commercial & farmland	4	1,801	2	680
Real estate – residential	88	9,203	27	1,287
Consumer installment	1	6	-	-
Total	97	$11,823	32	$2,043

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	2	$1
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	4	1,967	3	1,067
Real estate – residential	97	10,529	26	1,116
Consumer installment	2	8	-	-
Total	107	$13,283	31	$2,184

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$2	2	$-
Real estate – construction & development	3	2,847	3	325
Real estate – commercial & farmland	9	3,101	8	2,449
Real estate – residential	96	10,625	17	1,167
Consumer installment	1	1	-	-
Total	110	$16,576	30	$3,941

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$-	2	$76
Real estate – construction & development	4	813	-	-
Real estate – commercial & farmland	6	2,481	-	-
Real estate – residential	98	9,442	17	1,048
Consumer installment	1	6	-	-
Total	110	$12,742	19	$1,124

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$-	-	$-
Real estate – construction & development	4	779	-	-
Real estate – commercial & farmland	5	2,890	2	144
Real estate – residential	95	9,057	28	2,589
Consumer installment	2	8	-	-
Total	108	$12,734	30	$2,733

As of September 30, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class:	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$3	-	$-
Real estate – construction & development	6	3,171	-	-
Real estate – commercial & farmland	14	5,372	3	178
Real estate – residential	92	9,240	21	2,552
Consumer installment	1	1	-	-
Total	116	$17,787	24	$2,730

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$1,761	4	$163
Forbearance of principal	-	-	3	34
Rate reduction only	73	8,708	8	1,114
Rate reduction, forbearance of interest	10	577	15	433
Rate reduction, forbearance of principal	7	692	1	2
Rate reduction, forgiveness of interest	2	85	1	297
Total	97	$11,823	32	$2,043

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$1,347	4	$88
Forbearance of principal	-	-	2	4
Rate reduction only	84	10,270	7	744
Rate reduction, forbearance of interest	8	564	16	422
Rate reduction, forbearance of principal	7	708	2	926
Rate reduction, forgiveness of interest	3	394	-	-
Total	107	$13,283	31	$2,184

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Type of concession:	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$1,564	9	$1,342
Forbearance of principal	-	-	3	426
Rate reduction only	89	13,249	8	803
Rate reduction, forbearance of interest	10	655	8	320
Rate reduction, forbearance of principal	4	713	2	1,050
Rate reduction, forgiveness of interest	3	395	-	-
Total	110	$16,576	30	$3,941

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and nonaccrual at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw land	5	$1,347	-	$-
Hotel & motel	-	-	1	578
Retail, including strip centers	2	528	-	-
Office	1	473	-	-
1-4 family residential	88	9,469	27	1,337
Automobile/equipment/CD	1	6	4	128
Total	97	$11,823	32	$2,043

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Raw land	5	$1,321	-	$-
Hotel & motel	1	620	1	923
Retail, including strip centers	2	537	1	6
1-4 family residential	97	10,742	27	1,255
Automobile/equipment/inventory	2	63	2	-
Total	107	$13,283	31	$2,184

As of September 30, 2015	Accruing Loans		Non-Accruing Loans
Collateral type:	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$1,418	-	$-
Raw land	1	431	4	346
Agricultural land	-	-	1	512
Hotel & motel	4	3,199	1	930
Office	1	90	-	-
Retail, including strip centers	3	662	1	6
1-4 family residential	97	10,718	21	2,147
Automobile/equipment/inventory	2	58	2	-
Total	110	$16,576	30	$3,941

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

As of September 30, 2016, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2016 and December 31, 2015. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased non-covered and covered loans:

(Dollars in Thousands)	September 30, 2016		December 31, 2015
	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$417,627	9%	$324,385	8%
Multi-family loans	122,850	2%	102,320	3%
Nonfarm non-residential loans	1,778,808	37%	1,464,652	37%

Total CRE Loans	2,319,285	48%	$1,891,357	48%
All other loan types	2,526,021	52%	2,017,566	52%

Total Loans	$4,845,306	100%	$3,908,923	100%

The following table outlines the percentage of total CRE loans, net of owner occupied loans, to total risk-based capital, and the Company’s internal concentration limits as of September 30, 2016 and December 31, 2015:

	Internal	September 30, 2016	December 31, 2015
	Limit	Actual	Actual
Construction and development	100%	65%	63%
Commercial real estate	300%	183%	189%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing balances. At September 30, 2016, the Company’s short-term investments were $90.8 million, compared with $272.0 million and $120.9 million at December 31, 2015 and September 30, 2015, respectively. At September 30, 2016, $5.5 million was in federal funds sold and $85.3 million was in interest-bearing balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at September 30, 2016, December 31, 2015 and September 30, 2015 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of approximately $2.0 million, $1.4 million and $2.0 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

The Company has fair value hedges with a combined notional amount of $20.4 million at September 30, 2016 for the purpose of hedging the change in fair value of certain fixed rate loans. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to a liability of approximately $1.0 million at September 30, 2016.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $5.1 million, $2.7 million and $3.5 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, and a liability of approximately $840,000, $137,000 and $905,000 at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

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

b) The “CET1 Ratio” is defined as Common equity tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a CET1 ratio greater than or equal to 4.50%. For a bank to be considered “well capitalized,” it must maintain a CET1 ratio greater than or equal to 6.50%.

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

As of September 30, 2016, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of Ameris at September 30, 2016, December 31, 2015 and September 30, 2015.

	September 30, 2016	December 31, 2015	September 30, 2015
Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.09%	8.70%	8.85%
Ameris Bank	9.31	9.32	9.44
CET1 Ratio (common equity tier 1capital to risk weighted assets)
Consolidated	9.08	9.54	10.04
Ameris Bank	10.93	11.74	12.31
Core Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.67	10.96	11.52
Ameris Bank	10.93	11.74	12.31
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	11.11	11.45	12.09
Ameris Bank	11.37	12.24	12.89

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

The Company uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. Interest rate scenario models are prepared using software created and licensed from an outside vendor. The Company’s simulation includes all financial assets and liabilities. Simulation results quantify interest rate risk under various interest rate scenarios. Management then develops and implements appropriate strategies. The ALCO Committee has determined that an acceptable level of interest rate risk would be for net interest income to increase/decrease no more than 20% given a change in selected interest rates of 200 basis points over any 24-month period.

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2016, December 31, 2015 and September 30, 2015, there were $373.5 million, $39.0 million and $39.0 million, respectively, outstanding borrowings with the Company’s correspondent banks.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Investment securities available for sale to total deposits	15.80%	16.29%	16.00%	16.05%	17.91%
Loans (net of unearned income) to total deposits	91.32%	89.26%	84.98%	80.11%	80.77%
Interest-earning assets to total assets	91.25%	90.62%	89.98%	90.81%	90.17%
Interest-bearing deposits to total deposits	70.54%	70.00%	70.77%	72.74%	71.84%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2016 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At September 30, 2016, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was a liability of approximately $2.0 million, $1.4 million and $2.0 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

At September 30, 2016, the Company had fair value hedges with a combined notional amount of $20.4 million for the purpose of hedging the change in fair value of certain fixed rate loans. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to a liability of approximately $1.0 million at September 30, 2016.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to a net asset of approximately $4.2 million, $2.5 million and $2.6 million at September 30, 2016, December 31, 2015, and September 30, 2015 respectively.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a 12-month and 24-month period is subjected to a gradual and shock 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis.

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

 During the quarter ended September 30, 2016, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The following risk factor is in addition to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015:

Hurricanes or other adverse weather events could disrupt our operations or negatively affect economic conditions in the markets we serve, which could have an adverse effect on our business or results of operations.

Our market areas, located in the southeastern United States, are susceptible to natural disasters, such as hurricanes, tropical storms, other severe weather events and related flooding and wind damage. These natural disasters could negatively impact regional economic conditions, cause a decline in the value of mortgage properties or the destruction of mortgaged properties, cause an increase in the risk of delinquencies, foreclosures or losses on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. We cannot predict with certainty whether or to what extent damage that may be caused by severe weather events will affect our operations or assets or the economies in our current or future market areas.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended September 30, 2016.

Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	481	$29.70	-	$-
August 1, 2016 through August 31, 2016	-	-	-	-
September 1, 2016 through September 30, 2016	-	-	-	-
Total	481	$29.70	-	$-

(1)	The shares purchased from July 1, 2016 through September 30, 2016 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 7, 2016, the Bank and Edwin W. Hortman, Jr., President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank, entered into a Supplemental Executive Retirement Agreement (the “Retirement Agreement”). The Retirement Agreement provides for the payment of an annual retirement benefit of $250,000 for a period of five years, payable in monthly installments, commencing when Mr. Hortman reaches age 75, provided that he remains employed by the Bank until age 66. The Retirement Agreement provides for a reduced benefit in the event that Mr. Hortman terminates his employment prior to reaching age 66. If the termination is voluntary and without “good reason,” as defined in the Retirement Agreement, then the termination benefit is equal to the liability balance then accrued in the Company’s accounting records for Mr. Hortman, to be paid out in monthly installments ratably over a period of five years commencing at age 75; provided, however, that Mr. Hortman does not become vested in this benefit until after the one-year anniversary of the date of the Retirement Agreement. If the termination of employment is involuntary and without “cause,” as defined in the Retirement Agreement, or is voluntary but with good reason, then the termination benefit is equal to the liability balance then accrued in the Company’s accounting records for Mr. Hortman, to be paid out in monthly installments ratably over a period of five years commencing at age 75, without a time-vesting precondition. If Mr. Hortman is terminated for cause at any time, then all remaining benefits under the Retirement Agreement will be forfeited. The Retirement Agreement also provides that if Mr. Hortman dies prior to reaching age 66, then the annual retirement benefit will be payable in monthly installments to his beneficiary for a period of five years, commencing ten years after Mr. Hortman’s death. In addition, if Mr. Hortman becomes disabled prior to reaching age 66, then he will be entitled to a benefit equal to the liability balance then accrued in the Company’s accounting records for him, to be paid out in monthly installments ratably over a period of five years commencing five years after his disability. The Retirement Agreement further provides that, following a “change in control,” as defined in the Retirement Agreement, Mr. Hortman will be entitled to receive the annual retirement benefit in monthly installments for a period of five years commencing at age 75, without regard to whether he continues to be employed by the Bank until reaching age 66.

Also on November 7, 2016, the Bank and Cindi H. Lewis, Executive Vice President, Chief Administrative Officer and Corporate Secretary of the Company and the Bank, entered into an amendment to the Supplemental Executive Retirement Agreement between the Bank and Ms. Lewis dated as of November 7, 2012 to extend the annual retirement benefit of $100,000 provided under that agreement for an additional five years in all circumstances under which Ms. Lewis or her beneficiary would otherwise be entitled to receive benefit payments.

Item 6. Exhibits.

The exhibits required to be furnished with this report are listed on the exhibit index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President, Chief Financial Officer and Chief Operating Officer (duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the Commission on August 14, 1987).

3.2	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1.1 to Ameris Bancorp’s Form 10-K filed with the Commission on March 28, 1996).

3.3	Amendment to Amended Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-4 filed with the Commission on July 17, 1996).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.5 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 25, 1998).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 26, 1999).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the Commission on March 31, 2003).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on December 1, 2005).

3.8	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on November 21, 2008).

3.9	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on June 1, 2011).

3.10	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the Commission on March 14, 2005).

10.1*	Supplemental Executive Retirement Agreement by and between Ameris Bank and Edwin W. Hortman, Jr. dated as of November 7, 2016.

10.2*	First Amendment to Supplemental Executive Retirement Agreement by and between Ameris Bank and Cindi H. Lewis dated as of November 7, 2016.

10.3*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Joseph B. Kissel dated as of July 25, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended September 30, 2016, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Earnings and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Management contract or other compensatory plan or arrangement.

