Form 10-K
period 2016-12-31
Ameris Bancorp
filed 2017-02-27
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $1,001,965,021.

As of February 21, 2017, the registrant had outstanding 35,118,792 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

AMERIS BANCORP

CAUTIONARY NOTE

REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and the documents incorporated by reference herein may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of words such as “may,” “might,” “will,” “would,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “probable,” “potential,” “possible,” “target,” “continue,” “look forward,” or “assume,” and words of similar import. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. It is possible that actual results and events may differ, possibly materially, from the anticipated results or events indicated in these forward-looking statements. Forward-looking statements are not guarantees of future performance, and we caution you not to place undue reliance on these statements.

You should understand that important factors, including the following, in addition to those described in Part I, Item 1A., “Risk Factors,” and elsewhere in this Annual Report, as well as in the documents which are incorporated by reference into this Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the risks of any acquisitions, mergers or divestitures which we may undertake in the future, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth, expense savings and/or other results from such transactions;

•	the effects of future economic, business and market conditions and changes, including seasonality;

•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and policies and their application by our regulators;

•	changes in accounting rules, practices and interpretations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and interest-sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of concentrations in our loan portfolio;

•	our ability to resolve nonperforming assets;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates and valuations;

•	changes in technology or products that may be more difficult, costly or less effective than anticipated; and

•	the effects of war or other conflicts, acts of terrorism, hurricanes, floods, tornados or other catastrophic events that may affect economic conditions.

Our management believes the forward-looking statements about us are reasonable. However, you should not place undue reliance on them. Any forward-looking statements in this Annual Report and the documents incorporated by reference herein are not guarantees of future performance. They involve risks, uncertainties and assumptions, and actual results, developments and business decisions may differ from those contemplated by those forward-looking statements, and such differences may be material. Many of the factors that will determine these results are beyond our ability to control or predict. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section.

PART I

As used in this Annual Report, the terms “we,” “us,” “our,” “Ameris” and the “Company” refer to Ameris Bancorp and its subsidiaries (unless the context indicates another meaning).

ITEM 1. BUSINESS

OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 310 First St., S.E., Moultrie, Georgia 31768, our telephone number is (229) 890-1111 and our internet address is www.amerisbank.com. We operate 97 domestic banking offices. We do not operate in any foreign countries. At December 31, 2016, we had approximately $6.89 billion in total assets, $5.37 billion in total loans, $5.58 billion in total deposits and $646.4 million of stockholders’ equity. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Capital Trust Securities

On September 20, 2006, the Company completed a private placement of an aggregate of $36,000,000 of trust preferred securities. The placement occurred through a statutory trust subsidiary of Ameris, Ameris Statutory Trust I (the “Trust”). The trust preferred securities carry a quarterly adjustable interest rate of 1.63% over the 3-Month LIBOR. The trust preferred securities mature on December 15, 2036, and became redeemable at the Company’s option on September 15, 2011.

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

On December 23, 2013, Ameris acquired The Prosperity Banking Company (“Prosperity”) by merger. In connection with such transaction, Ameris assumed the obligations of Prosperity related to the following issuances of trust preferred securities: (i) in 2003, Prosperity’s statutory trust subsidiary, Prosperity Bank Statutory Trust II, issued $4,500,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15%; (ii) in 2004, Prosperity’s statutory trust subsidiary, Prosperity Banking Capital Trust I, issued $5,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.57%; (iii) in 2006, Prosperity’s statutory trust subsidiary, Prosperity Bank Statutory Trust III, issued $10,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60%; and (iv) in 2007, Prosperity’s statutory trust subsidiary, Prosperity Bank Statutory Trust IV, issued $10,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.54%. Each of the foregoing issuances was consummated through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date.

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

On March 11, 2016, Ameris acquired Jacksonville Bancorp, Inc. (“JAXB”) by merger. In connection with such transaction, Ameris assumed the obligations of JAXB related to the following issuances of trust preferred securities: (i) in 2004, JAXB’s statutory trust subsidiary, Jacksonville Statutory Trust I, issued $4,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.63%; (ii) in 2006, JAXB’s statutory trust subsidiary, Jacksonville Statutory Trust II, issued $3,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.73%; (iii) in 2008, JAXB’s statutory trust subsidiary, Jacksonville Bancorp, Inc. Statutory Trust III, issued $7,550,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.75%; and (iv) in 2005, JAXB’s statutory trust subsidiary, Atlantic BancGroup, Inc. Statutory Trust I, issued $3,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50%. Each of the foregoing issuances was consummated through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date.

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

We have maintained our focus on a long-term strategy of expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly by bank acquisitions, including the purchase of JAXB in 2016, 18 retail branches from Bank of America in 2015 and the acquisition of Merchants in 2015, Coastal in 2014, Prosperity in 2013 and ten failed institutions in FDIC-assisted transactions between 2009 and 2012. We expect to continue to take advantage of the consolidation in the financial services industry and enhance our franchise through future acquisitions. We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets as well as financial institutions in other markets consistent with our capital availability and management abilities.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime loans. In addition, the Company does not regularly buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Less than 1% of the Company’s loan portfolio was a loan participation purchased at December 31, 2016 and 2015.

At December 31, 2016, our loan portfolio totaled approximately $5.37 billion, representing approximately 77.9% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Residential Real Estate Mortgage Loans. Ameris originates adjustable and fixed-rate residential mortgage loans. These mortgage loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Company’s loan portfolio; however, a majority are sold in the secondary market. The residential real estate mortgage loans that are included in the Company’s loan portfolio are usually owner-occupied and generally amortized over a 20- to 30-year period with three- to five-year maturity or repricing. In addition, during 2015 and 2016, the Company purchased residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois.

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

Commercial and Industrial Loans. Generally, commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies, municipalities and other industries. These loans are made for acquisition, expansion and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment, personal guarantees or other assets. The Company monitors these loans by requesting submission of corporate and personal financial statements and income tax returns. The Company has also generated loans which are guaranteed by the U.S. Small Business Administration (the “SBA”). SBA loans are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. Periodically, a portion of the loans that are secured by the guaranty of the SBA will be sold in the secondary market. Management believes that making such loans helps the local community and also provides Ameris with a source of income and solid future lending relationships as such businesses grow and prosper. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. During 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began a division to originate, administer and service these types of loans.

Consumer Loans. Our consumer loans include motor vehicle, home improvement, home equity, loans secured by savings accounts and small unsecured personal credit lines. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of the loan. These loans are generally secured by various assets owned by the consumer. In addition, during 2016, the Bank began purchasing consumer installment home improvement loans made to borrowers throughout the United States.

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

Individual lending authority is assigned by the Company’s Chief Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by one of five regional credit officers. When the request for approval exceeds the authority level of the regional credit officer, the approval of the Company’s Chief Credit Officer and/or the Company’s loan committee are required. All new loans or modifications to existing loans in excess of $250,000 are reviewed monthly by the Company’s credit administration department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our ongoing internal loan review process which is independent of the originating loan officer.

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

The Bank has purchased loans outside of its market area. These include residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois, and commercial insurance premium finance loans made to borrowers throughout the United States. These purchases were reviewed and approved by the Chief Credit Officer.

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

The Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action when necessary. Local market presidents and lending officers meet periodically to review all past due loans, the status of large loans and certain other credit or economic related matters. Individual lending officers are responsible for collection of past due amounts and monitoring any changes in the financial status of the borrowers. Loans that are serviced by others, such as the purchased loan pools, home improvement loans and insurance premium loans, are monitored by the Company’s credit officers, although ultimate collection of past due amounts is the responsibility of the servicing agents.

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

Other Funding Sources

The Federal Home Loan Bank (“FHLB”) allows the Company to obtain advances through its credit program. These advances are secured by securities owned by the Company and held in safekeeping by the FHLB, FHLB stock owned by the Company and certain qualifying loans secured by real estate, including residential mortgage loans, home equity lines of credit and commercial real estate loans. The Company has a revolving credit agreement with a regional bank, secured by subsidiary bank stock, and the Company maintains credit arrangements with various other financial institutions to purchase federal funds. The Company participates in the Federal Reserve discount window borrowings.

The Company also enters into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the Company’s balance sheet as such.

Use of Derivatives

The Company seeks to provide stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2015 and 2016, the Company had an interest rate swap with a notional amount of $37.1 million for the purpose of converting from a variable to a fixed interest rate on certain junior subordinated debentures on the Company’s balance sheet. The interest rate swap, which is classified as a cash flow hedge, is indexed to LIBOR.

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in the value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $4,314,000 and $2,687,000 at December 31, 2016 and 2015, respectively, and a derivative liability of approximately $0 and $137,000 at December 31, 2016 and 2015, respectively.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

US Premium Finance

On December 15, 2016, the Bank entered into a Management and License Agreement with William J. Villari and US Premium Financing Holding Company, a Florida corporation (“USPF”), pursuant to which Mr. Villari will manage a division of the Bank operated under the name “US Premium Finance” and which is engaged in the business of soliciting, originating, servicing, administering and collecting loans made for purposes of funding insurance premiums and other loans made to persons engaged in the insurance business. Also on December 15, 2016, Ameris entered into a Stock Purchase Agreement with Mr. Villari pursuant to which the Company agreed to purchase from him 4.99% of the outstanding shares of common stock of USPF. As consideration for those shares, the Company agreed to issue to Mr. Villari 128,572 unregistered shares of Common Stock in a private placement transaction pursuant to the exemptions from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. Those transactions closed on January 18, 2017, and a registration statement was filed with the SEC on February 13, 2017 to register the resale or other disposition of the shares of Common Stock that were issued to Mr. Villari.

At the time of closing, the Company also entered into a Shareholders Agreement with USPF and all other shareholders of USPF under which the Company will be obligated to purchase from Mr. Villari, and Mr. Villari will be obligated to sell to the Company, an additional 25.01% of the outstanding shares of common stock of USPF on or before December 31, 2017, subject to the receipt of all necessary regulatory approvals, in exchange for consideration to Mr. Villari of $12,000,000 in cash and an additional 114,285 unregistered shares of the Company’s Common Stock (with such number of shares to be increased as provided in the Shareholders Agreement if the average trading price of the Common Stock for a period of 30 days immediately prior to closing is less than $35.00 per share). If the parties agree to consummate such transactions at a later date, the cash payable to Mr. Villari for the additional USPF shares will increase by $200,000 for each calendar month or portion thereof beginning January 1, 2018 and continuing through and including June 30, 2018.

Jacksonville Bancorp, Inc.

On March 11, 2016, Ameris acquired JAXB by merger, at which time JAXB’s wholly owned banking subsidiary, The Jacksonville Bank (“Jacksonville Bank”), also was merged with and into the Bank. JAXB was headquartered in Jacksonville, Florida and it operated eight full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida. The acquisition expanded the Company’s existing market presence in the Jacksonville market. The consideration for the acquisition was a combination of cash and our Common Stock, with an aggregate purchase price of approximately $96.4 million.  The total consideration consisted of $23.9 million in cash and 2,549,469 shares of Common Stock with a value of approximately $72.5 million.

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

Acquisition of 18 Branches in North Florida and South Georgia

On June 12, 2015, Ameris completed the acquisition of 18 branches from Bank of America, National Association located in Calhoun, Columbia, Dixie, Hamilton, Suwanee and Walton Counties, Florida and Ben Hill, Colquitt, Dougherty, Laurens, Liberty, Thomas, Tift and Ware Counties, Georgia. Ameris acquired approximately $644.7 million in deposits and paid a deposit premium of $20.0 million, equal to 3.00% of the average daily deposits for the 15 calendar-day period immediately prior to the acquisition date. In addition, Ameris acquired approximately $4.0 million in loans and $10.7 million in premises and equipment.

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

MARKET AREAS AND COMPETITION

The banking industry in general, and in the southeastern United States specifically, is highly competitive and dramatic changes continue to occur throughout the industry. Our select market areas in Georgia, Alabama, Florida and South Carolina have experienced strong population growth over the past 20 to 30 years, but have endured significant economic challenges in recent years. Intense market demands, national and local economic pressures, interest rates near zero and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become much more cost effective. Over the past few years, our Bank has faced strong competition in attracting deposits at profitable levels. Competition for deposits comes from other commercial banks, thrift institutions, savings banks, internet banks, credit unions, and brokerage and investment banking firms. Interest rates, convenience of office locations and marketing are all significant factors in our Bank’s competition for deposits.

Competition for loans comes from other commercial banks, thrift institutions, savings banks, insurance companies, consumer finance companies, credit unions, mortgage companies, leasing companies and other institutional lenders. In order to remain competitive, our Bank has varied interest rates and loan fees to some degree as well as increased the number and complexity of services provided. We have not varied or altered our underwriting standards in any material respect in response to competitor willingness to do so and in some markets have not been able to experience the growth in loans that we would have preferred. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

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

EMPLOYEES

At December 31, 2016, the Company employed approximately 1,298 full-time-equivalent employees. We consider our relationship with our employees to be good.

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

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2016, we had approximately $5.37 billion in total loans outstanding, of which approximately $3.2 million were outstanding to certain directors and their affiliates. Company policy prohibits loans to executive officers.

SUPERVISION AND REGULATION

General

We are extensively regulated under federal and state law.  Generally, these laws and regulations are intended to protect depositors and not shareholders. Set forth below is a summary of certain provisions of certain laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects.

FDIC Consent Order

On December 16, 2016, the Bank entered into a Stipulation to the Issuance of a Consent Order with its bank regulatory agencies, the FDIC and the Georgia Department of Banking and Finance (the “GDBF”), consenting to the issuance of a consent order (the “Order”) relating to the Bank’s Bank Secrecy Act (together with its implementing regulations, the “BSA”) compliance program. In consenting to the issuance of the Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to its BSA compliance program.

Under the terms of the Order, the Bank or its board of directors is required to take certain affirmative actions to comply with the Bank’s obligations under the BSA. These include, but are not limited to, the following: strengthening the board of directors’ oversight of BSA activities; enhancing and adopting a revised BSA compliance program; completing a BSA risk assessment; developing a revised system of internal controls designed to ensure full compliance with the BSA; reviewing and revising customer due diligence and risk assessment processes, policies and procedures; developing, adopting and implementing effective BSA training programs; assessing BSA staffing needs and resources and appointing a qualified BSA officer; establishing an independent BSA testing program; ensuring that all reports required by the BSA are accurately and properly filed; and engaging an independent firm to review past account activity to determine whether suspicious activity was properly identified and reported.

Prior to implementation, certain of the actions required by the Order are subject to review by, and approval or non-objection from, the FDIC and the GDBF. The Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and the GDBF. The Bank began taking corrective actions prior to the entry of the Order after communicating with its regulators and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order.

Federal Bank Holding Company Regulation and Structure

As a bank holding company, we are subject to regulation under the Bank Holding Company Act and to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Our Bank has a Georgia state charter and is subject to regulation, supervision and examination by the FDIC and the GDBF.

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

By statute and regulation, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. As of December 31, 2016, there was approximately $39.0 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

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

The regulatory changes found in the new final rule include the following:

•	The final rule established a new capital measure called “Common Equity Tier 1 Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike prior rules which excluded unrealized gains and losses on available for sale debt securities from regulatory capital, the final rule generally requires accumulated other comprehensive income to flow through to regulatory capital; however, pursuant to a one-time, permanent election made available to most FDIC-supervised institutions, the Bank elected to opt out of the requirement to include most components of accumulated other comprehensive income in its regulatory capital. Depository institutions and their holding companies are now required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets. Additionally, the regulations increased the required ratio of Tier 1 Capital to risk-weighted assets from 4% to 6%. Tier 1 Capital consists of Common Equity Tier 1 Capital plus Additional Tier 1 Capital which includes non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities qualify as Additional Tier 1 Capital, but they may be included in Tier 2 Capital along with qualifying subordinated debt. The new regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, while the minimum required ratio of total capital to risk-weighted assets remains at 8%.

•	In addition to increased capital requirements, depository institutions and their holding companies will be required to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements in order to avoid limitations on the payment of dividends, the repurchase of shares or the payment of discretionary bonuses. The capital conservation buffer requirement is being phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year (1.25% for 2017) until, beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitations.

•	The prompt corrective action regulations, under the final rule, incorporate a Common Equity Tier 1 Capital requirement and raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action regulations, a banking organization is required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. As of December 31, 2016, the minimum risk-based capital requirements including the 0.625% capital conservation buffer are as follows: 8.625% Total Risk-Based Capital Ratio, 6.625% Tier 1 Risk-Based Capital Ratio, and 5.125% Common Equity Tier 1 Risk Based Capital Ratio. To be well capitalized, a banking organization is required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk-Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Since 2001, our consolidated capital ratios have increased due to the issuance of trust preferred securities. At December 31, 2016, all of our trust preferred securities were included in Tier 1 Capital. At December 31, 2016, our total risk-based capital ratio, our Tier 1 risk-based capital ratio and our common equity Tier 1 capital ratio were 10.11%, 9.69% and 8.32%, respectively. Neither Ameris nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

At December 31, 2016, our leverage ratio was 8.68%, compared with 8.70% at December 31, 2015. Federal Reserve guidelines provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2016, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

FDIC Insurance Assessments

The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund (the “DIF”). As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.

Pursuant to the Dodd-Frank Act, the FDI Act was amended to increase the maximum deposit insurance amount per depositor per depository institution from $100,000 to $250,000.

The FDIC manages the DIF in part through the DIF’s reserve ratio and sets assessment rates to achieve a “designated reserve ratio” (the “DRR”), the ratio at which the FDIC believes the DIF can withstand a future banking crisis. The FDIC has set the DRR at 2.0% as a long-range minimum target. The Dodd-Frank Act requires the reserve ratio of the DIF to reach 1.35% by September 30, 2020. As of June 30, 2016, the reserve ratio for the DIF was 1.17%. The FDIC has adopted a risk-based premium system that provides for quarterly assessments. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

Through June 30, 2016, the Bank’s assessment rate was based on a methodology adopted by the FDIC for the quarter beginning April 1, 2011. This methodology was in response to a provision in the Dodd-Frank Act that changed the calculation of the assessment base and that entailed changes to the risk-based pricing system. Under the methodology adopted for 2011, the assessment base became an insured depository institution’s average consolidated total assets less average tangible equity. The overall range of initial base assessment rates was 5 basis points to 45 basis points. Institutions, such as the Bank, that are not large and highly complex institutions were placed in one of four risk categories depending on the institution’s capital level (using the same thresholds as in the prompt corrective action regime) and supervisory evaluations by the institution’s primary federal regulator. The risk category with the highest-rated and well-capitalized institutions included a range of assessment rates, and a specific rate was assigned to a particular institution based on a variety of financial factors and the institution’s component CAMELS ratings. Each of the remaining three risk categories imposed the same rate on all institutions in the category.

In April 2016, the FDIC adopted new assessment rates and a new methodology for the assignment of rates that would become effective when the reserve ratio of the DIF rose above 1.15%. This event occurred when the FDIC announced that as of June 30, 2016, the reserve ratio was 1.17%. Accordingly, for the last two quarters of 2016, the Bank’s assessment rate has been determined differently. The range of initial base assessment rates shifted down to 3 basis points to 30 basis points (subject to certain adjustments for unsecured debt and brokered deposits). Insured depository institutions other than large and highly complex institutions were assigned to one of three (rather than four) risk categories based solely on composite CAMELS rating. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. Under the new assessment rule, further downward adjustments of assessment rates are possible as the DRR exceeds 2.0% and higher levels.

Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations, and we cannot predict what insurance assessment rates will be in the future.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if the FDIC determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. Management is not aware of any existing circumstances that would result in termination of our deposit insurance.

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

The federal banking agencies pay close attention to the cybersecurity practices of banks, bank holding companies and their affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council (the “FFIEC”), has issued several policy statements and other guidance for banks as new cybersecurity threats arise. The FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyber attacks.

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

The FHLB offers certain services to our Company such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for these services, our Company maintains certain balances with the FHLB in interest-bearing accounts.

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

As of December 31, 2016, excluding purchased non-covered and covered assets, our C&D concentration as a percentage of capital totaled 62.7% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 204.7%. Including purchased non-covered and covered loans subject to loss-sharing agreements with the FDIC, the Company’s C&D concentration as a percentage of capital totaled 76.7% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 269.4%.

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

In April 2016, the FDIC, the other federal banking agencies and other financial regulatory agencies proposed guidance on incentive-based compensation arrangements. As applied to banks with total assets between $1 billion and $50 billion, the proposal would (i) prohibit types and features of incentive-based compensation arrangements that encourage inappropriate risks because they are excessive or could lead to material financial loss, (ii) require such arrangements to strike a balance between risk and reward, to be subject to effective risk management and controls, and to be subject to effective governance and (iii) require appropriate board of directors (or committee) oversight and recordkeeping and disclosure to the appropriate agency. The federal agencies have not finalized the proposal, and we do not know whether or when they may do so.

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2016, net interest income made up 67.5% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

The majority of our loan portfolio is secured by real estate. As the economy deteriorated and depressed real estate values in recent years, the collateral value of the portfolio and the revenue stream from those loans came under stress and required additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate and resolve credit quality issues is dependent on real estate activity and real estate prices, both of which have been unpredictable for several years.

The Company and the Bank are operating under enhanced regulatory supervision that could materially and adversely affect our business.

On December 16, 2016, the Bank entered into a Stipulation to the Issuance of a Consent Order with its bank regulatory agencies, the FDIC and the GDBF, consenting to the issuance of a consent order (the “Order”) relating to weaknesses in the Bank’s Bank Secrecy Act (together with its implementing regulations, the “BSA”) compliance program. In consenting to the issuance of the Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to its BSA compliance program.

Under the terms of the Order, the Bank or its board of directors is required to take certain affirmative actions to comply with the Bank’s obligations under the BSA. These include, but are not limited to, the following: strengthening the board of directors’ oversight of BSA activities; enhancing and adopting a revised BSA compliance program; completing a BSA risk assessment; developing a revised system of internal controls designed to ensure full compliance with the BSA; reviewing and revising customer due diligence and risk assessment processes, policies and procedures; developing, adopting and implementing effective BSA training programs; assessing BSA staffing needs and resources and appointing a qualified BSA officer; establishing an independent BSA testing program; ensuring that all reports required by the BSA are accurately and properly filed; and engaging an independent firm to review past account activity to determine whether suspicious activity was properly identified and reported.

The Order is expected to result in additional BSA compliance expenses for the Bank and the Company. It may also have the effect of limiting or delaying the Bank’s and the Company’s ability to obtain regulatory approval for certain expansionary activities, to the extent desired by the Company.

Our failure to comply with the Order may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement of the Order through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows and stock price.

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

Our profitability depends on our ability to compete successfully. We operate in a highly competitive financial services environment. Certain competitors are larger and may have more resources than we do. We face competition in our regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, mortgage companies, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our nonbank competitors are not subject to the same extensive regulations that govern us or our bank subsidiary and may have greater flexibility in competing for business.

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

Our Common Stock is listed and traded on the NASDAQ Global Select Market (“NASDAQ”). If the liquidity of the NASDAQ market should fail to operate at a time when we may seek to raise equity capital, or if conditions in the capital markets are adverse, we may be constrained in raising capital. Downgrades in the opinions of the analysts that follow our Company may cause our stock price to fall and significantly limit our ability to access the markets for additional capital. Should these risks materialize, our ability to further expand our operations through internal growth or acquisition may be limited.

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

Although loan portfolios acquired in past FDIC-assisted transactions have initially been accounted for at fair value, we do not yet know whether many of the loans we acquired will become impaired, and impairment may result in additional charge-offs to the portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolios that we have acquired in such acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

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

The value of the Company’s deferred tax assets could be reduced if corporate income tax rates are reduced or as a result of other changes in the United States corporate tax system.

Governmental officials have recently made public statements regarding potential reductions in United States federal corporate income tax rates.  While the Company’s income tax expense may benefit from a reduction in applicable income tax rates, such a reduction could negatively impact the value of the Company’s deferred tax assets and result in a reduction in the Company’s net income for the period in which the change is enacted.  Statements have also been made publicly by governmental officials regarding possible other, more sweeping changes to the United States tax system generally.  We cannot predict with certainty whether any such tax rate reductions or other tax reform proposals will be enacted into law or whether or how they may affect the Company.

RISKS RELATED TO OUR COMMON STOCK

The price of our Common Stock is volatile and may decline.

The trading price of our Common Stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our Common Stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other financial institutions;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	actions by institutional shareholders;
•	fluctuations in the stock price and operating results of our competitors;
•	general market conditions and, in particular, developments related to market conditions for the financial services industry;
•	proposed or adopted regulatory changes or developments, including changes in accounting policies;
•	proposed or adopted changes or developments in tax policies or rates;
•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or
•	domestic and international economic factors unrelated to our performance.

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

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with our acquisitions of other financial institutions, we assumed junior subordinated debentures issued by those institutions. At December 31, 2016, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $84.2 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of Common Stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our Common Stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our Common Stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our Common Stock.

We may borrow funds or issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our Common Stock as to distributions and in liquidation, which could negatively affect the value of our Common Stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock, common stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our Common Stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate with certainty the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. In addition, the borrowing of funds or issuance of debt would increase our leverage and decrease our liquidity, and the issuance of additional equity securities would dilute the interests of our existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 310 First St. SE, Moultrie, Georgia 31768. The Company occupies approximately 6,300 square feet at this location plus an additional 37,200 square feet used for support services for banking operations, including credit, sales and operational support, as well as audit and loan review services. The Company also leases approximately 63,900 square feet in Jacksonville, Florida used for additional corporate support services. In addition to its corporate headquarters, Ameris operates 97 office or branch locations. Of the 97 branch locations, 75 are owned and 22 are subject to either building or ground leases. Ameris also operates 11 mortgage production offices, all of which are subject to building leases. At December 31, 2016, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013.  The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower.  As of December 31, 2016, the Company believes that it has valid bases in law and fact to overturn the verdict on appeal. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company's assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The Common Stock is listed on NASDAQ under the symbol “ABCB”. The following table sets forth: (i) the high and low sales prices for the Common Stock as quoted on NASDAQ during 2016 and 2015; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2016	High	Low	Dividend

March 31	$33.81	$24.96	$0.05
June 30	32.76	27.73	0.05
September 30	36.20	28.90	0.10
December 31	47.70	34.61	0.10

Quarter Ended 2015	High	Low	Dividend

March 31	$26.89	$22.71	$0.05
June 30	27.01	24.01	0.05
September 30	28.99	24.67	0.05
December 31	35.21	27.30	0.05

Dividends

The amount of and nature of any dividends declared on our Common Stock in the future will be determined by our Board of Directors in its sole discretion. The Board reinstated a quarterly cash dividend of $0.05 per share per quarter in June 2014 which was increased to $0.10 per share per quarter in September 2016. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Holders of Common Stock

As of February 15, 2017, there were approximately 2,390 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index, the index of NASDAQ Bank Stocks and the index of SNL U.S. Bank NASDAQ Stocks for the five-year period commencing December 31, 2011, and ending December 31, 2016. This line graph assumes an investment of $100 on December 31, 2011, and reinvestment of dividends and other distributions to shareholders.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Ameris Bancorp	100.00	121.50	205.35	251.03	335.13	433.59
NASDAQ Stock Market (US Companies)	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

Source: SNL Financial

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. Acquisitions, including the FDIC-assisted transactions completed between 2009 and 2012, the acquisition of Prosperity in 2013, the acquisition of Coastal in 2014, the branch acquisition in 2015, the acquisition of Merchants in 2015, and the acquisition of JAXB in 2016 significantly affected the comparability of selected financial data. Specifically, since the acquisitions were accounted for using the acquisition method of accounting, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part I, Item 1. of this Annual Report and in Note 2, “Business Combinations,” and Note 3, “Assets Acquired in FDIC-Assisted Acquisitions,” in the notes to consolidated financial statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$6,892,031	$5,588,940	$4,037,077	$3,667,649	$3,019,052
Earning assets	6,293,670	5,084,658	3,574,561	3,232,769	2,554,551
Mortgage loans held for sale	105,924	111,182	94,759	67,278	48,786
Loans, net of unearned income	3,626,821	2,406,877	1,889,881	1,618,454	1,450,635
Purchased non-covered loans	1,011,031	771,554	674,239	448,753	-
Purchased loan pools	568,314	592,963	-	-	-
Covered loans	58,160	137,529	271,279	390,237	507,712
Investment securities available for sale	822,735	783,185	541,805	486,235	346,909
FDIC loss-share receivable, net of clawback	-	6,301	31,351	65,441	159,724
Total deposits	5,575,163	4,879,290	3,431,149	2,999,231	2,624,663
FDIC loss-share payable including clawback	6,313	-	-	-	-
Stockholders’ equity	646,437	514,759	366,028	316,699	279,017

Selected Average Balances:
Total assets	$6,166,714	$4,804,245	$3,731,281	$2,848,529	$2,971,960
Earning assets	5,598,077	4,320,948	3,303,467	2,472,704	2,501,098
Mortgage loans held for sale	97,995	87,952	71,231	110,542	29,194
Loans, net of unearned income	2,777,505	2,161,726	1,753,013	1,478,816	1,393,012
Purchased non-covered loans	1,019,093	712,022	557,708	11,065	-
Purchased loan pools	619,440	201,689	-	-	-
Covered loans	108,672	206,774	339,417	440,923	553,657
Investment securities available for sale	842,886	731,165	508,383	332,413	369,734
Total deposits	5,200,241	4,126,885	3,200,622	2,487,901	2,597,840
Stockholders’ equity	613,435	492,242	316,400	277,173	293,400

Selected Income Statement Data:
Interest income	$239,065	$190,393	$164,566	$126,322	$129,479
Interest expense	19,694	14,856	14,680	10,137	15,074
Net interest income	219,371	175,537	149,886	116,185	114,405

Provision for loan losses	4,091	5,264	5,648	11,486	31,089
Noninterest income	105,801	85,586	62,836	46,549	57,874
Noninterest expense	215,835	199,115	150,869	121,945	119,470
Income before income taxes	105,246	56,744	56,205	29,303	21,720
Income tax expense	33,146	15,897	17,482	9,285	7,285
Net income	$72,100	$40,847	$38,723	$20,018	$14,435

Preferred stock dividends	-	-	286	1,738	3,577

Net income available to common shareholders	$72,100	$40,847	$38,437	$18,280	$10,858

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)

Per Share Data
Net income – basic	$2.10	$1.29	$1.48	$0.76	$0.46
Net income – diluted	2.08	1.27	1.46	0.75	0.46
Common book value	18.51	15.98	13.67	11.50	10.56
Tangible book value	14.42	12.65	10.99	9.87	10.39
Common dividends – cash	0.30	0.20	0.15	-	-

Profitability Ratios
Net income to average total assets	1.17%	0.85%	1.08%	0.70%	0.49%
Net income to average common stockholders’ equity	11.75	8.37	12.40	8.06	5.99
Net interest margin	3.99	4.12	4.59	4.74	4.60
Efficiency ratio	66.38	76.25	70.92	74.94	69.35

Loan Quality Ratios
Net charge-offs to average loans*	0.11%	0.22%	0.34%	0.75%	2.87%
Allowance for loan losses to total loans *	0.56	0.85	1.12	1.38	1.63
Nonperforming assets to total loans and OREO**	1.12	1.60	3.35	3.49	5.28

Liquidity Ratios
Loans to total deposits	94.42%	80.11%	82.64%	81.94%	74.61%
Average loans to average earnings assets	80.83	75.96	80.22	78.08	77.83
Noninterest-bearing deposits to total deposits	28.22	27.26	24.46	22.29	19.46

Capital Adequacy Ratios
Stockholders’ equity to total assets	9.38%	9.21%	9.07%	8.63%	9.24%
Common stock dividend payout ratio	14.29	15.50	10.14	-	-

*	Excludes purchased non-covered and covered assets.
**	Excludes covered assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2016, the Company reported net income available to common shareholders of $72.1 million, or $2.08 per diluted share, compared with $40.8 million, or $1.27 per diluted share, in 2015. The Company’s net income as a percentage of average assets for 2016 and 2015 was 1.17% and 0.85%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 11.75% and 8.37%, respectively.

Highlights of the Company’s performance in 2016 include the following:

•	In March 2016, the Company completed the acquisition of Jacksonville Bancorp, Inc., the parent company of The Jacksonville Bank, increasing total assets by $526.0 million, total loans by $402.1 million and total deposits by $401.4 million. The JAXB acquisition added eight retail banking locations, all of which are located in the Jacksonville, Florida MSA. The acquisition further expanded the Company’s existing Southeastern footprint in the attractive Jacksonville market. The Company recorded $35.5 million in additional goodwill and $4.7 million in core deposit intangibles associated with the JAXB acquisition.

•	Total assets were $6.89 billion at December 31, 2016, an increase of $1.30 billion, or 23.3%, from December 31, 2015.

•	Organic growth in loans amounted to $660.4 million for 2016, or 20.8% of December 31, 2015 loans excluding purchased loan pools and covered loans.

•	Total deposits were $5.58 billion at December 31, 2016, an increase of $695.9 million, or 14.3%, from December 31, 2015. Non-interest bearing demand deposits grew $243.5 million, or 18.3%, during 2016 to end the year at 28.2% of total deposits.

•	Total revenue increased 24.5% to $325.2 million.

•	The Company’s net interest margin decreased to 3.99% in 2016, from 4.12% in 2015. This decrease was primarily attributable to lower yields on substantially all earning asset classes. Deposit costs, the Company’s largest funding expense, increased slightly from 0.23% in 2015 to 0.24% in 2016. Non-deposit funding yields decreased from 3.03% in 2015 to 2.26% in 2016, due to an increase in short-term FHLB borrowings.

•	Net income from retail mortgage, warehouse lending and SBA lines of business increased 35.7% to $20.6 million, compared with $15.2 million in 2015.

•	Non-accrual loans, excluding purchased loans, increased approximately $1.3 million, or 7.4%, to $18.1 million during 2016. However, non-accrual loans, excluding purchased loans expressed as a percentage of loans, excluding purchased loans, declined from 0.70% at December 31, 2015 to 0.50% at December 31, 2016.

•	Legacy OREO (excluding purchased OREO and OREO sourced from purchased loans) decreased from $16.1 million at December 31, 2015 to $10.9 million at December 31, 2016.

•	Non-performing assets excluding covered assets to total assets continued to improve during 2016, decreasing from 1.09% at December 31, 2015 to 0.85% at December 31, 2016.

•	Net charge-offs for 2016 declined to 0.11% of average total legacy loans, compared with 0.22% for 2015. Net charge-offs for 2016 declined to 0.03% for average total loans, compared with 0.16% for 2015.

•	Tangible common equity to tangible assets increased slightly from 7.44% at December 31, 2015 to 7.46% at December 31, 2016. Tangible common book value per share increased 14.0% from $12.65 at December 31, 2015 to $14.42 at December 31, 2016.

•	Adjusted operating return on average assets increased to 1.30%, compared with 1.11% in 2015.

•	Adjusted operating return on average tangible common equity increased to 16.71%, compared with 13.66% in 2015.

•	Adjusted operating efficiency ratio improved to 62.7%, compared with 68.9% for 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Ameris has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America (“GAAP”) in the preparation of its financial statements. Our significant accounting policies are described in Note 1 to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management which could have a material impact on the carrying values of assets and liabilities and the results of our operations. We believe the following accounting policies applied by Ameris represent critical accounting policies.

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

Considering current information and events regarding a borrower’s ability to repay its obligations, management considers a loan to be impaired when the ultimate collectability of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At December 31, 2016, we had six individual loans that exceeded our in-house credit limit of $25.0 million. We had eight relationships consisting of 12 different non-covered loans that exceeded our $25.0 million in-house credit limit. Total exposure resulting from these eight relationships was $298.7 million. Additional disclosure concerning the Company’s largest loan relationships is provided in the “Balance Sheet Comparison” section below.

A substantial portion of our loan portfolio is in the commercial real estate and residential real estate sectors. The majority of these loans are secured by real estate in our primary market areas. A substantial portion of OREO is located in those same markets. Therefore, the ultimate collectability of a substantial portion of our loan portfolio and the recoverability of a substantial portion of the carrying amount of OREO are susceptible to changes to market conditions in our primary market area.

Fair Value Accounting Estimates

GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include impaired loans, OREO, and the net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, we determine fair values utilizing estimates, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management. At December 31, 2016, the percentage of the Company’s assets measured at fair value was 14%. See Note 21, “Fair Value Measures”, in the notes to consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

When a loan is considered impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the net realizable value, following foreclosure. The Company’s impaired loans and foreclosed property are concentrated in markets and areas where the determination of fair value through market research (recent sales and/or qualified appraisals) is difficult. Accordingly, the determination of fair value in the current environment is sometimes difficult and more subjective than it would be in traditionally stable real estate environments. Although management believes its processes for determining the value of these assets are appropriate and allow Ameris to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be different from management’s determination of fair value.

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their fair value. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. On the date of acquisition, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield which will have a positive impact on future interest income. In addition, purchased loans without evidence of credit deterioration are also handled under this method.

Income Taxes

As required by GAAP, we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 15, “Income Taxes,” in the notes to consolidated financial statements for additional details.

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

Long-Lived Assets, Including Intangibles

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Core deposit intangibles represent premiums paid for deposits acquired via acquisition and are being amortized over its estimated useful life, typically five to ten years.

NET INCOME/(LOSS) AND EARNINGS PER SHARE

The Company’s net income available to common shareholders during 2016 was $72.1 million, or $2.08 per diluted share, compared with $40.8 million, or $1.27 per diluted share, in 2015, and $38.4 million, or $1.46 per diluted share, in 2014.

For the fourth quarter of 2016, the Company recorded net income available to common shareholders of $18.2 million, or $0.52 per diluted share, compared with $14.1 million, or $0.43 per diluted share, for the quarter ended December 31, 2013, and $10.6 million, or $0.39 per diluted share, for the quarter ended December 31, 2014.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $5.60 billion in 2016, compared with approximately $4.32 billion in 2015. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

The following statistical information should be read in conjunction with the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

The following tables set forth the amount of average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(dollars in thousands)
ASSETS
Interest-earning assets:
Mortgage loans held for sale	$97,995	$3,391	3.46%	$87,952	$3,466	3.94%	$71,231	$2,593	3.64%
Loans	2,777,505	131,305	4.73	2,161,726	103,206	4.77	1,753,013	87,727	5.00
Purchased non-covered loans	1,019,093	63,860	6.27	712,022	46,208	6.49	557,708	40,020	7.18
Purchased loan pools	619,440	17,170	2.77	201,689	6,481	3.21	-	-	-
Covered loans	108,672	6,503	5.98	206,774	14,128	6.83	339,417	21,355	6.29
Investment securities	842,886	20,229	2.40	731,165	18,657	2.55	508,383	14,281	2.81
Short-term assets	132,486	860	0.65	219,620	823	0.37	73,715	244	0.33

Total interest- earning assets	5,598,077	243,318	4.35	4,320,948	192,969	4.47	3,303,467	166,220	5.03

Noninterest-earning assets	568,637			483,297			427,814

Total assets	$6,166,714			$4,804,245			$3,731,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,793,713	$6,984	0.25%	$2,088,859	$4,848	0.23%	$1,680,328	$4,435	0.26%
Time deposits	890,757	5,427	0.61	810,344	4,905	0.61	768,420	5,054	0.66
Other borrowings	45,526	1,765	3.88	40,931	1,363	3.33	39,850	1,760	4.42
FHLB advances	150,879	899	0.60	8,444	31	0.37	46,986	140	0.30
Federal funds purchased and securities sold under agreements to repurchase	44,324	98	0.22	50,988	173	0.34	47,136	164	0.35
Subordinated deferrable interest debentures	80,952	4,522	5.59	67,962	3,536	5.20	60,298	3,127	5.19

Total interest-bearing liabilities	4,006,151	19,695	0.49	3,067,528	14,856	0.48	2,643,018	14,680	0.56

Noninterest-bearing demand deposits	1,515,771			1,227,682			751,874
Other liabilities	31,357			16,793			19,989
Stockholders’ equity	613,435			492,242			316,400

Total liabilities and stockholders’ equity	$6,166,714			$4,804,245			$3,731,281

Interest rate spread			3.86%			3.99%			4.47%
Net interest income		$223,623			$178,113			$151,540

Net interest margin			3.99%			4.12%			4.59%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, investment securities, other investments, interest-bearing deposits in banks and federal funds sold. Our interest-bearing liabilities include deposits, securities sold under agreements to repurchase, other borrowings and subordinated debentures.

2016 compared with 2015. For the year ended December 31, 2016, interest income was $239.1 million, an increase of $48.7 million, or 25.6%, compared with the same period in 2015. Average earning assets increased $1.28 billion, or 29.6%, to $5.60 billion for the year ended December 31, 2016, compared with $4.32 billion as of December 31, 2015. Yield on average earning assets on a taxable equivalent basis decreased during 2016 to 4.35%, compared with 4.47% for the year ended December 31, 2015. The decline is mostly due to the short-term investment strategy associated with the Company’s 2015 acquisitions. Yields on the funds invested in purchased mortgage pools decreased to 2.77% during 2016, compared with 3.21% during 2015, as a result of increased purchase premium amortization.

Interest expense on deposits and other borrowings for the year ended December 31, 2016 was $19.7 million, compared with $14.9 million for the year ended December 31, 2015. During 2016, average noninterest-bearing accounts amounted to $1.52 billion and comprised 29.1% of average total deposits, compared with $1.23 billion, or 29.2% of average total deposits, during 2015. Average balances of time deposits amounted to $890.8 million and comprised 17.1% of average total deposits during 2016, compared with $810.3 million, or 19.3% of average total deposits, during 2015.

On a taxable-equivalent basis, net interest income for 2016 was $223.6 million, compared with $178.1 million in 2015, an increase of $45.5 million, or 25.6%. The Company’s net interest margin, on a tax equivalent basis, decreased to 3.99% for the year ended December 31, 2016, compared with 4.12% for the year ended December 31, 2015. Accretion income for 2016 increased to $14.1 million, compared with $11.7 million for 2015. Excluding the effect of accretion, the Company’s net interest margin for 2016 was 3.74%, compared with 3.85% for 2015.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2016 and 2015 are shown in the following table:

	2016 vs. 2015			2015 vs. 2014
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(dollars in thousands)
Increase (decrease) in:
Income from earning assets:
Interest on mortgage loans held for sale	$(75)	$(471)	$396	$873	$264	$609
Interest and fees on loans	28,099	(1,300)	29,399	15,479	(4,974)	20,453
Interest on purchased non-covered loans	17,652	(2,276)	19,928	6,188	(4,885)	11,073
Interest on purchased loan pools	10,689	(2,735)	13,424	6,481	-	6,481
Interest on covered loans	(7,625)	(922)	(6,703)	(7,227)	1,118	(8,345)
Interest on securities	1,572	(1,279)	2,851	4,376	(1,882)	6,258
Interest on short-term assets	37	364	(327)	579	96	483
Total interest income	50,349	(8,619)	58,968	26,749	(10,263)	37,012

Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	2,136	500	1,636	413	(665)	1,078
Interest on time deposits	522	35	487	(149)	(425)	276
Interest on other borrowings	402	249	153	(397)	(446)	49
Interest on FHLB advances	868	345	523	(109)	6	(115)
Interest on federal funds purchased and securities sold under agreements to repurchase	(75)	(52)	(23)	9	(4)	13
Interest on trust preferred securities	986	310	676	409	12	397
Total interest expense	4,839	1,387	3,452	176	(1,522)	1,698

Net interest income	$45,510	$(10,006)	$55,516	$26,573	$(8,741)	$35,314

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

The Company’s provision for loan losses during 2016 amounted to $4.1 million, compared with $5.3 million for 2015 and $5.6 million in 2014. Net charge-offs in 2016 were 0.03% of average loans compared with 0.16% in 2015 and 0.26% in 2014. Net charge-offs in 2016 were 0.11% of average loans, excluding purchased loans and the loans covered by the FDIC-loss-sharing agreements, compared with 0.22% in 2015 and 0.34% in 2014.

At December 31, 2016, non-performing assets, excluding assets covered by the FDIC-loss-sharing agreements, amounted to $58.7 million, or 0.85% of total assets, compared with $60.7 million, or 1.09% of total assets, at December 31, 2015. Legacy non-performing assets totaled $29.0 million and acquired, non-covered non-performing assets totaled $29.7 million at December 31, 2016. Legacy other real estate was approximately $10.9 million as of December 31, 2016, reflecting a 32.7% decrease from the $16.1 million reported at December 31, 2015. Purchased non-covered other real estate was $11.3 million at December 31, 2016, compared with $14.3 million at December 31, 2015.

The Company’s allowance for loan losses at December 31, 2016 was $23.9 million, or 0.45% of loans compared with $21.1 million, or 0.54%, and $21.2 million, or 0.75%, at December 31, 2015 and 2014, respectively. Excluding purchased non-covered and covered loans, the Company’s allowance for loan losses at December 31, 2016 was $20.5 million, or 0.56% of loans excluding purchased non-covered and covered loans compared with $20.4 million, or 0.85%, and $21.2 million, or 1.12%, at December 31, 2015 and 2014, respectively. A significant portion of the Company’s loan growth during 2016 consisted of municipal loans, residential mortgages and commercial insurance premium loans, each of which presents a lower risk of default than other loan types, such as acquisition, construction and development or investor commercial real estate loans. The growth in lower-risk loans during 2016, combined with the improved historical loss rates and qualitative factors, are the primary reasons the allowance for loan losses as a percentage of loans, excluding purchased loans, decreased during the year.

Noninterest Income

Following is a comparison of noninterest income for 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Service charges on deposit accounts	$42,745	$34,465	$24,614
Mortgage banking activities	48,298	36,800	25,986
Other service charges, commissions and fees	3,575	3,754	2,647
Net gains on sales of securities	94	137	138
Gain on sale of SBA loans	3,974	4,522	3,896
Other noninterest income	7,115	5,908	5,555
	$105,801	$85,586	$62,836

2016 compared with 2015. Total noninterest income in 2016 was $105.8 million, compared with $85.6 million in 2015, an increase of $20.2 million. This increase is due primarily to an $11.5 million increase in mortgage banking activity and an $8.3 million increase in service charges on deposit accounts.

Service charges on deposit accounts increased by $8.3 million to $42.7 million during 2016, an increase of 24.0% compared with 2015. Growth in service charge related revenues on commercial and consumer accounts was responsible for most of the increase in service charges, while NSF and debit card revenues were mostly flat.

Income from mortgage banking activities continued to increase during 2016, from $36.8 million in 2015 to $48.3 million in 2016. Retail mortgage revenues increased 36.8% during 2016, from $43.3 million for 2015 to $59.3 million for 2016. Net income for the Company’s retail mortgage division grew 42.3% during 2016 to $13.2 million. Revenues from the Company’s warehouse lending division increased 54.1% during the year, from $5.5 million for 2015 to $8.5 million for 2016, and net income for the division increased 48.3%, from $3.1 million for 2015 to $4.6 million for 2016.

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

Noninterest Expense

Following is a comparison of noninterest expense for 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Salaries and employee benefits	$106,837	$94,003	$73,878
Occupancy and equipment	24,397	21,195	17,521
Amortization of intangible assets	4,376	3,741	2,330
Data processing and communications expenses	24,591	19,849	15,551
Advertising and public relations	4,181	3,312	2,869
Postage & delivery	1,906	1,810	1,392
Printing & supplies	2,158	2,554	1,331
Legal fees	1,374	942	743
Other professional fees	8,511	2,506	2,349
Directors fees	1,060	1,203	810
FDIC insurance	3,712	3,475	2,972
Merger and conversion charges	6,376	7,980	3,940
Credit resolution-related expenses	6,172	17,707	13,506
Other noninterest expenses	20,184	18,838	11,677
	$215,835	$199,115	$150,869

2016 compared with 2015. Operating expenses increased from $199.1 million in 2015 to $215.8 million in 2016. Total expenses in 2016 include approximately $6.4 million in merger-related charges and $5.75 million in compliance-related charges, while total expenses in 2015 include approximately $8.0 million in merger-related charges. Excluding these amounts, expenses in 2016 increased by only $12.6 million, or 6.6%, compared with 2015 levels.

Salaries and benefits increased $12.8 million during 2016, driven by $2.5 million associated with the Company’s acquisition of JAXB in March 2016 and $8.2 million relating to higher compensation levels in the Company’s mortgage and SBA divisions.

Occupancy costs increased $3.2 million, or 15.1%, during 2016, principally as a result of the increased number of retail branches operated during the year, as well as additional expenses for administrative offices. Data processing and IT-related costs increased $4.7 million, or 23.9%, in 2016. Growth in accounts associated with the acquisition of The Jacksonville Bank accounted for a portion of this increase, while the majority of the increase related to much higher online and mobile banking adoption.

Other professional fees increased $6.0 million in 2016, mostly due to the compliance-related charges recorded in the fourth quarter of 2016. Postage and delivery, legal fees and other noninterest expense all increased during 2016 to support the larger operations of the Company.

Merger and conversion charges of $6.4 million in 2016 relate to the JAXB acquisition, compared with $8.0 million recorded in 2015 related to the Merchants and branch acquisitions. Credit resolution-related expenses decreased $11.5 million in 2016. During the second quarter of 2015, the Company recorded $11.2 million of pre-tax OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets in order to expedite their liquidation.

2015 compared with 2014. Operating expenses increased from $150.9 million in 2014 to $199.1 million in 2015. The primary drivers of the increase in operating expenses are the increased number of branch locations and continued growth and expansion in the Company’s mortgage and SBA divisions. Salaries and employee benefits increased 27.2% from $73.9 million in 2014 to $94.0 million in 2015. Occupancy and equipment expense increased 21.0% from $17.5 million in 2014 to $21.2 million in 2015. Data processing and communications expense increased during 2015 to $19.8 million, an increase of 27.6% compared with the $15.6 million reported for 2014. These expense increases are principally attributable to the additional branches acquired during 2014 and 2015. Postage and delivery, printing and supplies, legal fees and other professional fees all increased during 2015 to support the larger operations of the Company.

Merger and conversion charges of $8.0 million in 2015 relate to the Merchants and branch acquisitions, compared with the $3.9 million recorded in 2014 related to the Coastal acquisition. Credit resolution-related expenses increased $4.2 million in 2015. During the second quarter of 2015, the Company recorded $11.2 million of pre-tax OREO write-downs and other credit resolution-related expenses related to an aggressive write-down on remaining non-performing assets in order to expedite their liquidation. Excluding merger and conversion charges and credit resolution-related expenses, total operating expenses were $173.4 million for the year ended December 31, 2015, compared with $133.4 million for 2014. Expressed as a percentage of average assets, total operating expense net of merger and conversion charges and credit resolution-related expenses was 3.61% in 2015, a slight increase from 3.58% reported for 2014.

Income Taxes

Federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2016, the Company recorded income tax expense of approximately $33.1 million, compared with $15.9 million recorded in 2015 and $17.5 million recorded in 2014. The Company’s effective tax rate was 31%, 28% and 31% for the years ended December 31, 2016, 2015 and 2014, respectively.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2016, approximately 70.3% of our legacy loan portfolio was secured by real estate, reflecting a reduction from 79.8% at December 31, 2015 as the Company continues to diversify its legacy loan portfolio. The amount of loans outstanding, excluding purchased non-covered and covered loans, at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Commercial, financial and agricultural	$967,138	$449,623	$319,654	$244,373	$174,217
Real estate – construction and development	363,045	244,693	161,507	146,371	114,199
Real estate – commercial and farmland	1,406,219	1,104,991	907,524	808,323	732,322
Real estate – residential	781,018	570,430	456,106	351,886	346,480
Consumer installment	96,915	31,125	30,782	34,249	40,178
Other	12,486	6,015	14,308	33,252	43,239
Loans, net of unearned income	$3,626,821	$2,406,877	$1,889,881	$1,618,454	$1,450,635

The following table provides additional disclosure on the various loan types comprising the subgroup “Real estate – commercial & farmland” at December 31, 2016 (in thousands):

	Outstanding Balance	Average Maturity (Months)	Average Rate	% Nonaccrual

Owner-occupied	$429,731	51	5.00%	0.85%
Farmland	155,069	32	5.16%	2.08%
Apartments	104,363	52	4.61%	1.44%
Hotels and motels	92,655	94	4.86%	-
Auto dealers	141	20	5.00%	-
Offices and office buildings	197,092	57	4.73%	0.02%
Strip centers (anchored & non-anchored)	134,684	53	4.50%	-
Convenience stores	13,408	39	5.00%	0.62%
Retail properties	149,553	53	4.79%	0.02%
Warehouse properties	86,801	54	4.95%	0.14%
All other	42,722	30	5.63%	0.25%
	$1,406,219	47	4.99%	0.62%

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s in-house lending limit for a single loan is $25.0 million, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships as of December 31, 2016 based on committed amount are summarized below by type (in thousands):

	Committed Amount	Average Rate	Average Maturity (months)	% Unsecured	% in Nonaccrual Status

Commercial, financial and agricultural	$177,290	2.58%	172	0.04%	-
Real estate – construction and development	151,602	3.41%	41	-	-
Real estate – commercial and farmland	121,925	3.84%	57	-	-
Real estate – residential	24,845	3.65%	40	-	-
Mortgage warehouse lines	215,000	4.06%	1	-	-
Total	$690,662	3.48%	65	0.01%	-

Total legacy loans, excluding purchased non-covered and covered loans, as of December 31, 2016, are shown in the following table according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(dollars in thousands)

Commercial, financial and agricultural	$438,756	$140,582	$387,800	$967,138
Real estate – construction and development	113,275	171,982	77,788	363,045
Real estate – commercial and farmland	181,126	676,588	548,505	1,406,219
Real estate – residential	252,054	176,765	352,199	781,018
Consumer installment	14,286	47,173	35,456	96,915
Other	12,486	-	-	12,486
	$1,011,983	$1,213,090	$1,401,748	$3,626,821

Purchased Non-Covered Assets

Loans that were acquired in transactions and are not covered by the loss-sharing agreements with the FDIC (“purchased non-covered loans”) totaled $1.01 billion and $771.6 million at December 31, 2016 and 2015, respectively. OREO that was acquired in transactions and is not covered by the loss-sharing agreements with the FDIC totaled $11.3 million and $14.3 million at December 31, 2016 and 2015, respectively. Purchased non-covered assets include assets that were acquired in FDIC-assisted transactions but that are no longer covered by the loss-sharing agreements due to the expiration of the loss sharing portion of such agreements.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality and interest rate risk. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, the identified loss will be charged off and provision expense is recorded for that difference. During the years ended December 31, 2016 and 2015, the Company recorded a net recovery of $657,000 and $237,000, respectively, to account for loans where there was an increase in cash flows from the initial estimates on purchased non-covered loans. During the year ended December 31, 2014, the Company recorded provision for loan loss expense of $84,000 to account for losses where there was a decrease in cash flows from the initial estimates on purchased non-covered loans. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

The amount of purchased non-covered loans outstanding, at the indicated dates, is shown in the following table according to type of loan.

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Commercial, financial and agricultural	$95,743	$45,462	$38,041	$32,141	$-
Real estate – construction and development	78,376	72,080	58,362	31,176	-
Real estate – commercial and farmland	563,438	390,755	306,706	179,898	-
Real estate – residential	268,888	258,153	266,342	200,851	-
Consumer installment	4,586	5,104	4,788	4,687	-
Other	-	-	-	-	-
Total purchased non-covered loans	$1,011,031	$771,554	$674,239	$448,753	$-

Purchased loans as of December 31, 2016, are shown below according to their contractual maturity:

	Contractual Maturity in:
	One Year or Less	Over One Year through Five Years	Over Five Years	Total
	(dollars in thousands)

Purchased non-covered loans	$179,262	$302,495	$529,274	$1,011,031
Purchased non-covered loan pools	14,525	231,265	322,524	568,314
Covered loans	15,693	32,932	9,535	58,160
Total purchased loans	$209,480	$566,692	$861,333	$1,637,505

Total loans (legacy loans, purchased non-covered loans, purchased non-covered loan pools, and covered loans) which have maturity dates after one year are summarized below by those loans that have predetermined interest rates and those loans that have floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$2,437,349
Floating or adjustable interest rates	1,605,514
$4,042,863

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of December 31, 2016, purchased loan pools totaled $568.3 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of remaining purchase premium paid at acquisition. At December 31, 2016 and 2015 the Company has allocated approximately $1.8 million and $581,000, respectively, of the allowance for loan losses to the purchased loan pools. The Company did not have any purchased loan pools prior to 2015.

Assets Covered by Loss-Sharing Agreements with the FDIC

Loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaling $58.2 million and $137.5 million at December 31, 2016 and 2015, respectively, are not included in the preceding tables. OREO that is covered by the loss-sharing agreements with the FDIC totaled $1.2 million and $5.0 million at December 31, 2016 and 2015, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value at the respective acquisition dates. The net FDIC loss-share payable reported at December 31, 2016 was $6.3 million which includes the clawback liability the Bank expects to pay to the FDIC. The net FDIC loss-share receivable reported at December 31, 2015 was $6.3 million which is net of the clawback liability the Bank expects to pay to the FDIC.

The Company recorded the loans at their fair values, taking into consideration certain credit quality and interest rate risk. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, the identified loss is charged off and a provision for loan loss is recorded. During 2016, the Company recorded a credit to provision for loan loss expense of $957,000 to account for loans where there was an increase in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. For the years ended December 31, 2015 and 2014, the Company recorded approximately $751,000 and $843,000, respectively, of provision for loan losses to account for decreases in estimated cash flows on loans acquired in FDIC-assisted transactions. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, the increase in cash flows over those expected at the acquisition date are recognized as interest income prospectively.

Covered loans are shown below according to loan type as of the end of the years shown (in thousands):

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Commercial, financial and agricultural	$794	$5,546	$21,467	$26,550	$32,606
Real estate – construction and development	2,992	7,612	23,447	43,179	70,184
Real estate – commercial and farmland	12,917	71,226	147,627	224,451	278,506
Real estate – residential	41,389	53,038	78,520	95,173	125,056
Consumer installment	68	107	218	884	1,360
Other	-	-	-	-	-
Total covered loans	$58,160	$137,529	$271,279	$390,237	$507,712

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

We have developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio. Warehouse lines of credit, overdraft protection loans and certain consumer and mortgage loans serviced by outside processors are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of allowance. Many of the larger loans require an annual review by an independent loan officer and are often reviewed by independent third parties. As a result of these loan reviews, certain loans may be assigned specific allowance allocations. Other loans that surface as problem loans may also be assigned specific allowance allocations. Assigned risk ratings can be adjusted based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the independent internal loan review department.

The primary contributor to the allowance for loan losses is historical losses by loan type.  The Company’s look-back period for historical losses is 16 quarters.  Current period losses are substantially lower than those incurred four years ago, which has reduced the need in the allowance for loan losses, as a percentage of loans, at December 31, 2016, as compared to prior periods. The Company’s trends for most of the qualitative factors currently utilized in the allowance for loan losses are positive compared to prior periods, which also contributes to a lower current need in the allowance for loan losses. Additionally, a significant portion of the Company’s loan growth during 2016 consisted of municipal loans, residential mortgages and commercial insurance premium loans, each of which presents a lower risk of default than other loan types, such as acquisition, construction and development or investor commercial real estate loans. The growth in lower-risk loans during 2016, combined with the improved historical loss rates and qualitative factors, are the primary reasons the allowance for loan losses as a percentage of loans, excluding purchased loans, decreased during the year.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At December 31,
	2016		2015		2014		2013		2012
	(dollars in thousands)
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial, financial, and agricultural	$2,192	27%	$1,144	19%	$2,004	17%	$1,823	15%	$2,439	12%
Real estate – commercial and farmland	7,662	39	7,994	46	8,823	48	8,393	50	9,157	50
Real estate construction & development	2,990	10	5,009	10	5,030	9	5,538	9	5,343	8

Total Commercial	12,844	76	14,147	75	15,857	74	15,754	74	16,939	70

Real estate - residential	6,786	21	4,760	24	4,129	24	6,034	22	5,898	24
Consumer installment and Other	827	3	1,574	1	1,171	2	589	4	756	6

Total excluding purchased non-covered loans and covered loans	$20,457	100%	$20,481	100%	$21,157	100%	$22,377	100%	$23,593	100%
Purchased non-covered loans, including pools	3,219		581		-		-		-
Covered loans	244		-		-		-		-
	$23,920		$21,062		$21,157		$22,377		$23,593

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance of allowance for loan losses at beginning of period	$21,062	$21,157	$22,377	$23,593	$35,156
Provision charged to operating expense	4,091	5,264	5,648	11,486	31,089
Charge-offs:
Commercial, financial and agricultural	1,999	1,438	1,567	1,759	1,451
Real estate - residential	1,122	1,587	1,707	5,215	8,722
Real estate – commercial and farmland	708	2,367	3,288	3,571	20,551
Real estate – construction and development	588	622	592	2,020	9,380
Consumer installment and Other	351	410	471	719	1,059
Purchased non-covered loans, including pools	1,066	950	84	-	-
Covered loans	493	1,759	1,851	1,539	2,638
Total charge-offs	6,327	9,133	9,560	14,823	43,801
Recoveries:
Commercial, financial and agricultural	400	651	321	432	157
Real estate - residential	391	151	254	888	225
Real estate – commercial and farmland	269	317	274	30	482
Real estate – construction and development	490	323	349	473	40
Consumer installment and Other	127	137	486	298	245
Purchased non-covered loans, including pools	1,723	1,187	-	-	-
Covered loans	1,694	1,008	1,008	-	-
Total recoveries	5,094	3,774	2,692	2,121	1,149
Net charge-offs	1,233	5,359	6,868	12,702	42,652
Balance of allowance for loan losses at end of period	$23,920	$21,062	$21,157	$22,377	$23,593

The following table provides an analysis of the allowance for loan losses and net charge-offs for legacy loans, purchased non-covered loans including pools, covered loans and total loans held of investment.

	Legacy loans	Purchased non-covered loans, including pools	Covered loans	Total
	(dollars in thousands)
December 31, 2016
Allowance for loan losses at end of period	$20,457	$3,219	$244	$23,920
Net charge-offs (recoveries) for the period	3,091	(657)	(1,201)	1,233
Loan balances:
End of period	3,626,821	1,579,345	58,160	5,264,326
Average for the period	2,777,505	1,638,533	108,672	4,524,710
Net charge-offs as a percentage of average loans	0.11%	(0.04)%	(1.11)%	0.03%
Allowance for loan losses as a percentage of end of period loans	0.56%	0.20%	0.42%	0.45%

December 31, 2015
Allowance for loan losses at end of period	$20,481	$581	$-	$21,062
Net charge-offs (recoveries) for the period	4,845	(237)	751	5,359
Loan balances:
End of period	2,406,877	1,364,517	137,529	3,908,923
Average for the period	2,161,726	913,711	206,774	3,282,211
Net charge-offs as a percentage of average loans	0.22%	(0.03)%	0.36%	0.16%
Allowance for loan losses as a percentage of end of period loans	0.85%	0.04%	0.00%	0.54%

December 31, 2014
Allowance for loan losses at end of period	$21,157	$-	$-	$21,157
Net charge-offs (recoveries) for the period	5,941	84	843	6,868
Loan balances:
End of period	1,889,881	674,239	271,279	2,835,399
Average for the period	1,753,013	557,708	339,417	2,650,138
Net charge-offs as a percentage of average loans	0.34%	0.02%	0.25%	0.26%
Allowance for loan losses as a percentage of end of period loans	1.12%	0.00%	0.00%	0.75%

December 31, 2013
Allowance for loan losses at end of period	$22,377	$-	$-	$22,377
Net charge-offs (recoveries) for the period	11,163	-	1,539	12,702
Loan balances:
End of period	1,618,454	448,753	390,237	2,457,444
Average for the period	1,478,816	11,065	440,923	1,930,804
Net charge-offs as a percentage of average loans	0.75%	0.00%	0.35%	0.66%
Allowance for loan losses as a percentage of end of period loans	1.38%	0.00%	0.00%	0.91%

December 31, 2012
Allowance for loan losses at end of period	$23,593	$-	$-	$23,593
Net charge-offs (recoveries) for the period	40,014	-	2,638	42,652
Loan balances:
End of period	1,450,635	-	507,712	1,958,347
Average for the period	1,393,012	-	553,657	1,946,669
Net charge-offs as a percentage of average loans	2.87%	0.00%	0.48%	2.19%
Allowance for loan losses as a percentage of end of period loans	1.63%	0.00%	0.00%	1.20%

At December 31, 2016, the allowance for loan losses allocated to legacy loans totaled $20.5 million, or 0.56% of legacy loans, compared with $20.5 million, or 0.85% of legacy loans, at December 31, 2015. The decrease in the allowance for loan losses as a percentage of legacy loans reflects the change in credit risk of our portfolio, both from the mix of loan and collateral types, as well as the overall improvement in credit quality of the loan portfolio. Our legacy nonaccrual loans increased from $16.9 million at December 31, 2015 to $18.1 million at December 31, 2016; however, legacy nonaccrual loans as a percentage of legacy loans decreased from 0.70% to 0.50%. For the year ended December 31, 2016, our legacy net charge off ratio as a percentage of average legacy loans decreased to 0.11%, compared with 0.22% for the year ended December 31, 2015. For the year ended December 31, 2016, the Company recorded legacy net charge-offs totaling $3.1 million, compared with $4.8 million for the year ended December 31, 2015.

The provision for loan losses for the year ended December 31, 2016 decreased to $4.1 million, compared with $5.3 million for the year ended December 31, 2015. Our ratio of nonperforming assets to total assets decreased from 1.41% at December 31, 2015 to 0.94% at December 31, 2016.

The balance of the allowance for loan losses allocated to loans collectively evaluated for impairment increased 3.4%, or $582,000, during the year ended December 31, 2016, while the balance of loans collectively evaluated for impairment increased 36.7%, or $1.4 billion during the same period. A significant portion of the loan growth was concentrated in lower risk categories such as municipal lending and commercial insurance premium loans which did not require as large of an allowance for loan losses as other categories of loans because the inherent risk and historical losses are less than traditional loans, such as acquisition and development loans. Purchased non-covered loans, including purchased loan pools, accounted for 12% of the increase in loans and these loans generally require an initial allowance for loan loss that is less than the allowance required on legacy loans due to seasoning and loan to value characteristics of the portfolio. In addition to the change of type of loan growth, we also experienced a decline in our historical loss rates on all loan portfolios. We consider a four year loss rate on all loan categories and our charge off ratio has been steadily declining over that period. We have adjusted the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as commodity prices for agriculture products, growth rates of certain loan types and other factors management deems appropriate. As a percentage of all loans collectively evaluated for impairment, the allowance allocated to those loans decreased 11 basis points, from 0.46% at December 31, 2015 to 0.35% at December 31, 2016. The allowance allocated to real estate construction and development loans evaluated collectively for impairment decreased from 1.75% at December 31, 2015 to 0.75% at December 31, 2016. The reason for this decline is the positive trend in net losses within this loan category.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment increased 55.1%, or $2.3 million, during the year ended December 31, 2016, while the balance of loans individually evaluated for impairment decreased 12.1%, or $8.3 million during the same period. The majority of this increase in the allowance for loan losses allocated to loans individually evaluated for impairment is attributable to purchased non-covered loans and covered loans. At December 31, 2016, we had $1.4 million allocated to purchased non-covered loans, including loan pools and $244,000 allocated to covered loans. We did not have any allowance allocated to purchased non-covered loans, including loan pools, and covered loans at December 31, 2015.

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

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Commercial, financial and agricultural	$1,814	$1,302	$1,672	$4,103	$4,138
Real estate – construction and development	547	1,812	3,774	3,971	9,281
Real estate – commercial and farmland	8,757	7,019	8,141	8,566	11,962
Real estate – residential	6,401	6,278	7,663	12,152	12,595
Consumer installment	595	449	478	411	909
Total	$18,114	$16,860	$21,728	$29,203	$38,885
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$-	$-	$1	$-	$-

The following table presents an analysis of purchased non-covered loans accounted for on a non-accrual basis.

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Commercial, financial & agricultural	$564	$1,064	$175	$11	$-
Real estate – construction and development	2,536	1,106	1,119	325	-
Real estate – commercial and farmland	8,698	4,920	10,242	1,653	-
Real estate – residential	6,609	6,168	6,644	4,658	-
Consumer installment	13	72	69	12	-
Total	$18,420	$13,330	$18,249	$6,659	$-
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$-	$-	$-	$-	$-

The following table presents an analysis of covered loans accounted for on a non-accrual basis.

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Commercial, financial and agricultural	$128	$2,803	$8,541	$7,257	$10,765
Real estate – construction and development	75	1,701	7,601	14,781	20,027
Real estate – commercial and farmland	1,476	5,034	12,584	33,495	55,946
Real estate – residential	2,867	3,663	6,595	13,278	28,672
Consumer installment	-	37	91	341	302
Total	$4,546	$13,238	$35,412	$69,152	$115,712
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$-	$-	$714	$346	$3,301

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of December 31, 2016 and 2015, the Company had a balance of $18.2 million and $16.4 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$47	15	$114
Real estate – construction and development	8	686	2	34
Real estate – commercial and farmland	16	4 119	5	2,970
Real estate – residential	82	9 340	15	739
Consumer installment	7	17	32	130
Total	117	$14,209	69	$3,987

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$240	10	$110
Real estate – construction and development	11	792	3	63
Real estate – commercial and farmland	16	5,766	3	596
Real estate – residential	51	7,574	20	1,123
Consumer installment	12	46	23	94
Total	94	$14,418	59	$1,986

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2016 and 2015.

As of December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$82	7	$79
Real estate – construction and development	8	686	2	34
Real estate – commercial and farmland	16	4,119	5	2,970
Real estate – residential	84	9,248	13	831
Consumer installment	25	76	14	71
Total	145	$14,211	41	$3,985

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$314	3	$37
Real estate – construction and development	10	771	4	83
Real estate – commercial and farmland	16	5,739	3	624
Real estate – residential	49	7,086	22	1,610
Consumer installment	20	75	15	65
Total	106	$13,985	47	$2,419

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$1,685	5	$146
Forgiveness of principal	3	1,303	-	-
Forbearance of principal	8	2,210	9	315
Rate reduction only	12	1,573	1	29
Rate reduction, forbearance of interest	38	2,618	21	1,647
Rate reduction, forbearance of principal	8	1,734	29	1,506
Rate reduction, forgiveness of interest	37	3,086	3	341
Rate reduction, forgiveness of principal	-	-	1	3
Total	117	$14,209	69	$3,987

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	10	$1,891	8	$247
Forgiveness of principal	2	1,241	1	357
Forbearance of principal	6	2,798	8	158
Rate reduction only	15	1,869	2	226
Rate reduction, forbearance of interest	39	2,504	23	383
Rate reduction, forbearance of principal	12	3,316	15	256
Rate reduction, forgiveness of interest	9	795	2	359
Rate reduction, forgiveness of principal	1	4	-	-
Total	94	$14,418	59	$1,986

The following table presents the amount of troubled debt restructurings, excluding purchased non-covered and covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$763	-	$-
Raw land	9	742	2	34
Apartment	-	-	3	1,505
Hotel and motel	3	1,525	-	-
Office	3	477	-	-
Retail, including strip centers	4	1,298	-	-
1-4 family residential	82	9,340	17	746
Church	-	-	2	1,465
Automobile/equipment/CD	10	61	44	233
Unsecured	1	3	1	4
Total	117	$14,209	69	$3,987

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$608	1	$198
Raw land	6	165	3	62
Apartment	1	1,314	-	-
Hotel and motel	3	1,882	-	-
Office	3	499	-	-
Retail, including strip centers	3	1,335	1	42
1-4 family residential	58	8,329	22	1,139
Church	-	-	1	357
Automobile/equipment/CD	15	61	30	184
Unsecured	1	225	1	4
Total	94	$14,418	59	$1,986

As of December 31, 2016 and 2015, the Company had a balance of $13.6 million and $10.0 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$1	1	$15
Real estate – construction and development	2	540	3	30
Real estate – commercial and farmland	15	6,551	4	1,844
Real estate – residential	25	3,906	6	662
Consumer installment	2	6	1	-
Total	45	$11,004	15	$2,551

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$2	2	$21
Real estate – construction and development	1	363	3	42
Real estate – commercial and farmland	14	6,214	3	412
Real estate – residential	13	2,789	4	180
Consumer installment	2	5	2	3
Total	31	$9,373	14	$658

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2016 and 2015.

As of December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$16	-	$-
Real estate – construction and development	4	561	1	9
Real estate – commercial and farmland	19	8,395	-	-
Real estate – residential	25	3,708	6	860
Consumer installment	3	6	-	-
Total	53	$12,686	7	$869

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$23	-	$-
Real estate – construction and development	2	374	2	30
Real estate – commercial and farmland	15	6,570	2	57
Real estate – residential	9	2,086	8	883
Consumer installment	3	7	1	1
Total	32	$9,060	13	$971

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$1,735	1	$64
Forbearance of principal	7	2,003	2	1,495
Forbearance of principal, extended amortization	1	78	1	323
Rate reduction only	9	4,295	2	73
Rate reduction, forbearance of interest	8	649	6	365
Rate reduction, forbearance of principal	3	929	3	231
Rate reduction, forgiveness of interest	12	1,315	-	-
Total	45	$11,004	15	$2,551

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$1,465	2	$87
Forbearance of principal	2	574	-	-
Payment modification only	2	892	-	-
Forbearance of principal, extended amortization	1	86	1	355
Rate reduction only	8	4,054	2	77
Rate reduction, forbearance of interest	8	1,011	8	118
Rate reduction, forbearance of principal	4	1,139	1	21
Rate reduction, forgiveness of interest	2	152	-	-
Total	31	$9,373	14	$658

The following table presents the amount of troubled debt restructurings included in purchased non-covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,532	-	$-
Raw land	2	562	4	86
Hotel and motel	1	154	-	-
Retail, including strip centers	5	3,964	1	197
Office	2	499	-	-
1-4 family residential	28	4,287	7	955
Church	-	-	1	1,298
Automobile/equipment/CD	3	6	2	15
Total	45	$11,004	15	$2,551

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$1,722	-	$-
Raw land	-	-	4	63
Hotel and motel	1	158	-	-
Retail, including strip centers	5	3,421	-	-
Office	2	530	-	-
1-4 family residential	17	3,535	6	571
Automobile/equipment/inventory	3	7	4	24
Total	31	$9,373	14	$658

As of December 31, 2016 and 2015, the Company had a balance of $14.6 million and $15.5 million, respectively, in troubled debt restructurings included in covered loans. The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	-	$-	3	$76
Real estate – construction and development	4	818	-	-
Real estate – commercial and farmland	5	1,909	1	558
Real estate – residential	98	9,807	27	1,415
Consumer installment	1	5	-	-
Total	108	$12,539	31	$2,049

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	-	$-	2	$1
Real estate – construction and development	4	779	-	-
Real estate – commercial and farmland	4	1,967	3	1,067
Real estate – residential	97	10,529	26	1,116
Consumer installment	2	8	-	-
Total	107	$13,283	31	$2,184

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2016 and 2015.

As of December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$0	2	$76
Real estate – construction and development	4	817	-	-
Real estate – commercial and farmland	6	2,467	-	-
Real estate – residential	101	9,776	24	1,446
Consumer installment	1	5	-	-
Total	113	$13,065	26	$1,522

As of December 31, 2015	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$-	-	$-
Real estate – construction and development	4	779	-	-
Real estate – commercial and farmland	5	2,890	2	144
Real estate – residential	95	9,057	28	2,589
Consumer installment	2	8	-	-
Total	108	$12,734	30	$2,733

The following table presents the amount of troubled debt restructurings included in covered loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	7	$1,818	3	$143
Forbearance of principal	-	-	3	33
Rate reduction only	69	8,415	11	1,312
Rate reduction, forbearance of interest	12	738	13	267
Rate reduction, forbearance of principal	8	688	-	-
Rate reduction, forgiveness of interest	12	880	1	294
Total	108	$12,539	31	$2,049

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$1,347	4	$88
Forbearance of principal	-	-	2	4
Rate reduction only	84	10,270	7	744
Rate reduction, forbearance of interest	8	564	16	422
Rate reduction, forbearance of principal	7	708	2	926
Rate reduction, forgiveness of interest	3	394	-	-
Total	107	$13,283	31	$2,184

The following table presents the amount of troubled debt restructurings included in covered loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Raw land	5	$1,357	-	$-
Hotel and motel	-	-	1	558
Retail, including strip centers	2	525	-	-
Office	1	468	-	-
1-4 family residential	99	10,183	26	1,363
Automobile/equipment/CD	1	6	4	128
Total	108	$12,539	31	$2,049

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Raw land	5	$1,321	-	$-
Hotel and motel	1	620	1	923
Retail, including strip centers	2	537	1	6
1-4 family residential	97	10,742	27	1,255
Automobile/equipment/inventory	2	63	2	-
Total	107	$13,283	31	$2,184

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 33.9% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan with the longest maturity, are usually made with five to fifteen year maturities, but with either a variable interest rate or a fixed rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2016, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	At December 31, 2016
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term assets	$71,221	$-	$-	$-	$71,221
Investment securities	28,824	5,975	73,202	744,198	852,199
Mortgage loans held for sale	105,924	-	-	-	105,924
Loans	1,291,552	198,560	1,187,378	949,331	3,626,821
Purchased non-covered loans	249,810	133,470	382,491	245,260	1,011,031
Purchased non-covered loan pools	11,958	13,599	228,216	314,541	568,314
Covered loans	10,929	11,644	32,040	3,547	58,160
	1,770,218	363,248	1,903,327	2,256,877	6,293,670

Interest-bearing liabilities:
Interest-bearing demand deposits	1,339,742	-	-	-	1,339,742
Money market deposit accounts	1,442,862	-	-	-	1,442,862
Savings	261,605	-	-	-	261,605
Time deposits	201,531	506,407	245,861	3,766	957,565
Federal funds purchased and securities sold under agreements to repurchase	53,505	-	-	-	53,505
FHLB advances	446,502	5,006	-	-	451,508
Other borrowings	40,813	-	-	-	40,813
Trust preferred securities	47,114	-	-	37,114	84,228
	3,833,674	511,413	245,861	40,880	4,631,828

Interest rate sensitivity gap	$(2,063,456)	$(148,165)	$1,657,466	$2,215,997	$1,661,842

Cumulative interest rate sensitivity gap	$(2,063,456)	$(2,211,621)	$(554,155)	$1,661,842

Interest rate sensitivity gap ratio	0.46	0.71	7.74	55.21

Cumulative interest rate sensitivity gap ratio	0.46	0.49	0.88	1.36

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
	2016	2015	2014
	(dollars in thousands)
U.S. government sponsored agencies	$1,020	$14,890	$14,678
State, county and municipal securities	152,035	161,316	141,375
Corporate debt securities	32,172	6,017	11,040
Mortgage-backed securities	637,508	600,962	374,712
	$822,735	$783,185	$541,805

The amounts of securities available for sale in each category as of December 31, 2016 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal		Corporate Debt		Mortgage-backed
	Amount	Yield(1)	Amount	Yield(1)(2)	Amount	Yield(1)	Amount	Yield (1)
	(dollars in thousands)
One year or less	$1,020	3.20%	$4,295	2.41%	$1,523	4.75%	$-	-%
After one year through five years	-	-	44,185	3.05	20,931	2.37	6,583	2.35
After five years through ten years	-	-	54,340	2.83	6,817	4.73	111,493	2.16
After ten years	-	-	49,215	2.69	2,901	4.40	519,432	2.13
	$1,020	3.20%	$152,035	2.84%	$32,172	3.17%	$637,508	2.14%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the amortized cost of each security in that range.
(2)	Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 35%.

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

The Company’s methodology for determining whether other-than-temporary impairment losses exist include management considering (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer or underlying collateral of the security, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade, the Company has the intent and ability to hold such securities until maturity and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2016.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below:

	Year Ended December 31,
	2016		2015
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest-bearing demand	$1,515,771	0.00%	$1,227,682	0.00%
NOW	1,141,206	0.17	877,949	0.17
Money market	1,390,948	0.35	1,074,349	0.30
Savings	261,559	0.07	209,206	0.08
Time	890,757	0.61	810,344	0.61
Total deposits	$5,200,241	0.24%	$4,199,530	0.23%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2016, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(dollars in thousands)
Three months or less	$97,308
Three months to one year	267,082
One year or greater	146,515
Total	$510,905

OFF-BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In the ordinary course of business, our Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved within the Bank’s credit guidelines. Our Bank has also granted commitments to approved customers for financial standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank uses the same credit policies for these off-balance-sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of the commitments outstanding at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(dollars in thousands)
Commitments to extend credit	$1,101,257	$548,898
Unused lines of credit	62,586	52,798
Financial standby letters of credit	14,257	14,712
Mortgage interest rate lock commitments	91,426	77,710
Mortgage forward contracts with positive fair value	150,000	-
	$1,419,526	$694,118

The following table summarizes short-term borrowings for the periods indicated:

	Years Ended December 31,
	2016		2015		2014
	(dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$44,324	0.22%	$50,988	0.34%	$47,136	0.35%

	Years Ended December 31,
	2016		2015		2014
			(dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	Total Balance		Total Balance		Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$56,203		$68,300		$73,310

In addition, the Company had a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at December 31, 2016 and 2015, for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The interest rate swap, which is classified as a cash flow hedge, is indexed to LIBOR.

The following table sets forth certain information about contractual cash obligations as of December 31, 2016.

	Payments Due After December 31, 2016
	Total	1 Year Or Less	1-3 Years	4-5 Years	>5 Years
	(dollars in thousands)
Time certificates of deposit	$957,565	$707,938	$217,203	$28,657	$3,767
Deposits without a stated maturity	4,617,598	4,617,598	-	-	-
Repurchase agreements with customers	53,505	53,505	-	-	-
Operating lease obligations	22,124	4,638	7,412	4,839	5,235
Other borrowings	492,321	490,358	77	-	1,886
Subordinated deferrable interest debentures	110,059	-	-	-	110,059
Total contractual cash obligations	$6,253,172	$5,874,037	$224,692	$33,496	$120,947

At December 31, 2016, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

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

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2016, the Company’s capital increased $131.7 million, primarily due to the issuance of Common Stock of $72.5 million, net income available to common shareholders of $72.1 million, partially offset by the cash dividends paid on common shares of $10.5 million. Other capital related transactions, such as stock-based compensation, Common Stock issuances through the exercise of stock options and issuances of shares of restricted stock, account for only a small change in the capital of the Company. During 2015, the Company’s capital increased $148.7 million, primarily due to the issuance of Common Stock of $114.9 million and net income available to common shareholders of $40.8 million, partially offset by the cash dividends paid on common shares of $6.4 million. For both 2016 and 2015, other capital related transactions, such as other comprehensive income, stock-based compensation, Common Stock issuances through the exercise of stock options, issuances of shares of restricted stock, and treasury stock transactions accounted for only a small change in the capital of the Company.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%.

The following table summarizes the regulatory capital levels of Ameris at December 31, 2016:

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	$555,447	8.675%	$256,106	4.000%	$299,341	4.675%
Ameris Bank	592,641	9.266	255,828	4.000	336,813	5.266
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	476,806	8.317	293,811	5.125	182,995	3.192
Ameris Bank	592,641	10.351	293,422	5.125	299,219	5.226
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	555,447	9.689	379,804	6.625	175,643	3.064
Ameris Bank	592,641	10.351	379,301	6.625	213,340	3.726
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	579,367	10.106	494,462	8.625	84,905	1.481
Ameris Bank	616,561	10.769	493,807	8.625	122,754	2.144

The required CET1 Ratio, Tier 1 Capital Ratio, and the Total Capital Ratio reflected in the table above include a capital conservation buffer of 0.625%.

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

	Quarters Ended December 31, 2016
	4	3	2	1
	(dollars in thousands, except per share data)

Selected Income Statement Data:
Interest income	$62,956	$62,210	$59,340	$54,559
Interest expense	5,677	5,143	4,751	4,123
Net interest income	57,279	57,067	54,589	50,436
Provision for loan losses	1,710	811	889	681
Net interest income after provision for loan losses	55,569	56,256	53,700	49,755
Noninterest income	24,272	28,864	28,379	24,286
Noninterest expense	54,660	53,199	52,359	49,241
Merger and conversion charges	17	-	-	6,359
Income before income taxes	25,164	31,921	29,720	18,441
Income tax	6,987	10,364	9,671	6,124
Net income	$18,177	$21,557	$20,049	$12,317

Per Share Data:
Net income – basic	$0.52	$0.62	$0.58	$0.38
Net income – diluted	0.52	0.61	0.57	0.37
Common dividends - cash	0.10	0.10	0.05	0.05

	Quarters Ended December 31, 2015
	4	3	2	1
	(dollars in thousands, except per share data)

Selected Income Statement Data:
Interest income	$52,601	$51,195	$44,229	$42,368
Interest expense	3,983	3,796	3,541	3,536
Net interest income	48,618	47,399	40,688	38,832
Provision for loan losses	553	986	2,656	1,069
Net interest income after provision for loan losses	48,065	46,413	38,032	37,763
Noninterest income	22,407	24,978	20,626	17,575
Noninterest expense	51,221	47,950	51,152	40,812
Merger and conversion charges	1,807	446	5,712	15
Income before income taxes	17,444	22,995	1,794	14,511
Income tax	3,296	7,368	486	4,747
Net income	$14,148	$15,627	$1,308	$9,764

Per Share Data:
Net income – basic	$0.44	$0.49	$0.04	$0.32
Net income – diluted	0.43	0.48	0.04	0.32
Common dividends - cash	0.05	0.05	0.05	0.05

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2017. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results

Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
+400	-2.9%	3.6%
+300	-1.8%	3.6%
+200	-1.0%	3.0%
+100	-0.5%	1.7%
-100	Neutral	Neutral
-200	Not meaningful	Not meaningful
-300	Not meaningful	Not meaningful
-400	Not meaningful	Not meaningful

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2016 and 2015

Consolidated Statements of Income – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors,” “Board and Committee Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Code of Ethics

Ameris has adopted a code of ethics that is applicable to all employees, including its Chief Executive Officer and all senior financial officers, including its Chief Financial Officer and principal accounting officer. Ameris will provide to any person without charge, upon request, a copy of its code of ethics. Such requests should be directed to the Corporate Secretary of Ameris Bancorp at 310 First St., SE, Moultrie, Georgia 31768.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	201,513	$14.97	968,749

(1)	Consists of (i) our 2014 Omnibus Equity Compensation Plan, which provides for the granting to directors, officers and certain other employees of qualified or nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards; and (ii) the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan and the ABC Bancorp Omnibus Stock Ownership and Long-Term incentive Plan that was adopted in 1997, both of which are now operative only with respect to the exercise of options that remain outstanding under such plans and under which no further awards may be granted. All securities remaining for future issuance represent awards that may be granted under the 2014 Omnibus Equity Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
(a)	Ameris Bancorp and Subsidiaries:
(i)	Consolidated Balance Sheets – December 31, 2016 and 2015;
(ii)	Consolidated Statements of Income – Years ended December 31, 2016, 2015 and 2014;
(iii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2016, 2015 and 2014;
(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014; and
(vi)	Notes to Consolidated Financial Statements.
(b)	Ameris Bancorp (parent company only):

Parent company only financial information has been included in Note 25 of the Notes to Consolidated Financial Statements.

2.	Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERIS BANCORP

Date: February 27, 2017	By:	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr.,
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 27, 2017.

/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., President, Chief Executive Officer and Director
(principal executive officer)

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr., Executive Vice President, Chief Financial Officer and Chief Operating Officer
(principal accounting and financial officer)

/s/ William I. Bowen, Jr.
William I. Bowen, Jr., Director

/s/ R. Dale Ezzell
R. Dale Ezzell, Director

/s/ Leo J. Hill
Leo J. Hill, Director

/s/ Daniel B. Jeter
Daniel B. Jeter, Director and Chairman of the Board

/s/ Robert P. Lynch
Robert P. Lynch, Director

/s/ Elizabeth A. McCague
Elizabeth A. McCague, Director

/s/ William H. Stern
William H. Stern, Director

/s/ Jimmy D. Veal
Jimmy D. Veal, Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

4.1	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and U.S. Bank National Association dated as of March 26, 2003 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.4	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.6	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Deutsche Bank Trust Company Americas dated as of June 24, 2004 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.7	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.8	Form of Floating Rate Junior Subordinated Deferrable Interest Note Due 2034 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.9	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of January 31, 2006 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.10	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of January 31, 2006) (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.11	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.12	Indenture between Ameris Bank (as successor to Prosperity Bank) and Wilmington Trust Company dated as of May 11, 2006 (incorporated by reference to Exhibit 4.12 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

Exhibit No.	Description
4.13	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bank, Prosperity Bank and Wilmington Trust Company (pertaining to Indenture dated as of May 11, 2006) (incorporated by reference to Exhibit 4.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.14	Form of Floating Rate Junior Subordinated Debenture Due 2016 (included as Exhibit A to the Indenture filed as Exhibit 4.12 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.15	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of June 30, 2006 (incorporated by reference to Exhibit 4.15 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.16	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of June 30, 2006) (incorporated by reference to Exhibit 4.16 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.17	Form of Floating Rate Junior Subordinated Debenture Due 2016 (included as Exhibit A to the Indenture filed as Exhibit 4.15 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.18	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of September 20, 2007 (incorporated by reference to Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.19	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of September 20, 2007) (incorporated by reference to Exhibit 4.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.20	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2037 (included as Exhibit A to the Indenture filed as Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.21	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and Wells Fargo Bank, National Association dated as of August 27, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.22	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp and Wells Fargo Bank, National Association (pertaining to Indenture dated as of August 27, 2003) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.23	Form of Junior Subordinated Debt Security Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.24	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and U.S. Bank National Association dated as of December 14, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.25	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp, Coastal Bankshares, Inc. and U.S. Bank National Association (pertaining to Indenture dated as of December 14, 2005) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.26	Form of Junior Subordinated Debt Security Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.27	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.28	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 17, 2005) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.29	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.30	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 30, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.31	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 30, 2006) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

Exhibit No.	Description
4.32	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.33	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of June 17, 2004 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.34	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.35	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2034 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.36	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of September 15, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.37	Second Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.38	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.39	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of December 14, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.40	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.41	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.42	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wells Fargo Bank, National Association dated as of June 20, 2008 (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.43	First Supplemental Indenture dated as of March 11, 2016 by and between Ameris Bancorp and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.44	Form of Junior Subordinated Debt Security Due 2038 (incorporated by reference to Exhibit 4.12 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

10.1*	Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 25, 1998).

10.2*	ABC Bancorp 2000 Officer/Director Stock Bonus Plan (incorporated by reference to Exhibit 10.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 29, 2000).

10.3*	2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 18, 2005).

10.4*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.5*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.6*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on January 24, 2006).

10.7*	Executive Employment Agreement with H. Richard Sturm dated as of May 31, 2007 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2007).

10.8*	First Amendment to Executive Employment Agreement dated December 30, 2008, by and between Ameris Bancorp and H. Richard Sturm (incorporated by reference to Exhibit 10.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 30, 2008).

Exhibit No.	Description
10.9*	Supplemental Executive Retirement Agreement with Edwin W. Hortman, Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.10*	Supplemental Executive Retirement Agreement with Dennis J. Zember Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.11*	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.12*	Supplemental Executive Retirement Agreement with Cindi H. Lewis, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.13	Loan Agreement dated as of August 28, 2013 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.14	Pledge and Security Agreement dated as of August 28, 2013 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on August 29, 2013).

10.15*	Executive Employment Agreement by and between Ameris Bancorp and James A. LaHaise dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on August 8, 2014).

10.16	First Amendment to Loan Agreement dated as of September 26, 2014 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on September 29, 2014).

10.17*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.18*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.19*	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.20*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.21*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Edwin W. Hortman, Jr. dated as of December 15, 2014 (incorporated by reference to Exhibit 99.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.22*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Dennis J. Zember Jr. dated as of December 15, 2014 (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.23*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Andrew B. Cheney dated as of December 15, 2014 (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.24*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Jon S. Edwards dated as of December 15, 2014 (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.25*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Stephen A. Melton dated as of December 15, 2014 (incorporated by reference to Exhibit 99.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.26*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Cindi H. Lewis dated as of December 15, 2014 (incorporated by reference to Exhibit 99.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 18, 2014).

10.27*	Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Lawton Bassett, III dated as of December 15, 2014 (incorporated by reference to Exhibit 10.29 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on February 29, 2016).

10.28*

Supplemental Executive Retirement Agreement by and between Ameris Bank and Edwin W. Hortman, Jr. dated as of November 7, 2016 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2016).

10.29*

First Amendment to Supplemental Executive Retirement Agreement by and between Ameris Bank and Cindi H. Lewis dated as of November 7, 2016 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2016).

Exhibit No.	Description
10.30*

Executive Employment Agreement by and among Ameris Bancorp, Ameris Bank and Joseph B. Kissel dated as of July 25, 2016 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2016).

10.31

Management and License Agreement dated as of December 15, 2016 by and among Ameris Bank, William J. Villari and US Premium Finance Holding Company (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 19, 2016).

10.32

Stock Purchase Agreement dated as of December 15, 2016 by and between Ameris Bancorp and William J. Villari (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 19, 2016).

10.33

Limited Waiver and Second Amendment to Loan Agreement dated as of December 28, 2016 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 29, 2016).

10.34

Second Amended and Restated Revolving Promissory Note dated as of December 28, 2016 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 29, 2016).

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Crowe Horwath LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101

The following financial statements from Ameris Bancorp’s Form 10-K for the year ended December 31, 2016, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):

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

Crowe Horwath LLP
Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ameris Bancorp

Moultrie, GA

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameris Bancorp and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Atlanta, Georgia

February 27, 2017

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Ameris Bancorp and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Crowe Horwath LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-2.

/s/ Edwin W. Hortman, Jr.	/s/ Dennis J. Zember Jr.
Edwin W. Hortman, Jr.,	Dennis J. Zember Jr.,
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer
(principal executive officer)	and Chief Operating Officer
(principal accounting and financial officer)

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(dollars in thousands, except share data)

	2016	2015
Assets
Cash and due from banks	$127,164	$118,518
Interest-bearing deposits in banks	71,221	266,545
Federal funds sold	-	5,500
Investment securities available for sale, at fair value	822,735	783,185
Other investments	29,464	9,323
Mortgage loans held for sale, at fair value	105,924	111,182

Loans, net of unearned income	3,626,821	2,406,877
Purchased loans not covered by FDIC loss-sharing agreements (“purchased non-covered loans”)	1,011,031	771,554
Purchased loan pools not covered by FDIC loss-sharing agreements (“purchased loan pools”)	568,314	592,963
Purchased loans covered by FDIC loss-sharing agreements (“covered loans”)	58,160	137,529
Less: allowance for loan losses	(23,920)	(21,062)
Loans, net	5,240,406	3,887,861

Other real estate owned, net	10,874	16,147
Purchased non-covered other real estate owned, net	11,332	14,333
Covered other real estate owned, net	1,208	5,011
Total other real estate owned, net	23,414	35,491

Premises and equipment, net	121,217	121,639
FDIC loss-share receivable, net	-	6,301
Other intangible assets, net	17,428	17,058
Goodwill	125,532	90,082
Cash value of bank owned life insurance	78,053	64,251
Deferred income taxes, net	40,776	19,459
Other assets	88,697	52,545
Total assets	$6,892,031	$5,588,940

Liabilities
Deposits
Noninterest-bearing	$1,573,389	$1,329,857
Interest-bearing	4,001,774	3,549,433
Total deposits	5,575,163	4,879,290
Securities sold under agreements to repurchase	53,505	63,585
FDIC loss-share payable, net	6,313	-
Other borrowings	492,321	39,000
Subordinated deferrable interest debentures, net	84,228	69,874
Other liabilities	34,064	22,432
Total liabilities	6,245,594	5,074,181

Commitments and Contingencies (Note 19)

Stockholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $1; 100,000,000 shares authorized; 36,377,807 and 33,625,162 shares issued	36,378	33,625
Capital surplus	410,276	337,349
Retained earnings	214,454	152,820
Accumulated other comprehensive income (loss), net of tax	(1,058)	3,353
Treasury stock, at cost, 1,456,333 and 1,413,777 shares	(13,613)	(12,388)
Total stockholders’ equity	646,437	514,759
Total liabilities and stockholders’ equity	$6,892,031	$5,588,940

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands, except share data)

	2016	2015	2014
Interest income
Interest and fees on loans	$218,659	$171,567	$150,611
Interest on taxable securities	17,824	16,134	12,086
Interest on nontaxable securities	1,722	1,869	1,626
Interest on deposits in other banks	827	790	236
Interest on federal funds sold	33	33	7
Total interest income	239,065	190,393	164,566

Interest expense
Interest on deposits	12,410	9,752	9,488
Interest on other borrowings	7,284	5,104	5,192
Total interest expense	19,694	14,856	14,680

Net interest income	219,371	175,537	149,886
Provision for loan losses	4,091	5,264	5,648
Net interest income after provision for loan losses	215,280	170,273	144,238

Noninterest income
Service charges on deposit accounts	42,745	34,465	24,614
Mortgage banking activity	48,298	36,800	25,986
Other service charges, commissions and fees	3,575	3,754	2,647
Net gains on sales of securities	94	137	138
Gain on sale of SBA loans	3,974	4,522	3,896
Other noninterest income	7,115	5,908	5,555
Total noninterest income	105,801	85,586	62,836

Noninterest expense
Salaries and employee benefits	106,837	94,003	73,878
Occupancy and equipment	24,397	21,195	17,521
Advertising and marketing	4,181	3,312	2,869
Amortization of intangible assets	4,376	3,741	2,330
Data processing and communications expenses	24,591	19,849	15,551
Legal and other professional fees	9,885	3,448	3,092
Credit resolution-related expenses	6,172	17,707	13,506
Merger and conversion charges	6,376	7,980	3,940
FDIC insurance	3,712	3,475	2,972
Other noninterest expenses	25,308	24,405	15,210
Total noninterest expense	215,835	199,115	150,869

Income before income tax expense	105,246	56,744	56,205

Income tax expense	(33,146)	(15,897)	(17,482)

Net income	72,100	40,847	38,723

Preferred stock dividends	-	-	286

Net income available to common stockholders	$72,100	$40,847	$38,437

Basic earnings per common share	$2.10	$1.29	$1.48
Diluted earnings per common share	$2.08	$1.27	$1.46
Dividends declared per common share	$0.30	$0.20	$0.15
Weighted average common shares outstanding
Basic	34,347	31,762	25,974
Diluted	34,702	32,127	26,259

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	2016	2015	2014

Net income	$72,100	$40,847	$38,723

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of ($2,355), ($1,239) and $3,969	(4,374)	(2,300)	7,371
Reclassification adjustment for gains on investment securities included in operations, net of tax of $33, $48 and $48	(61)	(89)	(90)
Net unrealized gains (losses) on cash flow hedge during the period, net of tax (benefit) of $13, ($192) and ($479)	24	(356)	(889)
Total other comprehensive income (loss)	(4,411)	(2,745)	6,392

Comprehensive income	$67,689	$38,102	$45,115

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands, except share data)

	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
PREFERRED STOCK
Balance at beginning of period	-	$-	-	$-	28,000	$28,000
Repurchase of preferred stock	-	-	-	-	(28,000)	(28,000)
Balance at end of period	-	$-	-	$-	-	$-

COMMON STOCK
Balance at beginning of period	33,625,162	$33,625	28,159,027	$28,159	26,461,769	$26,462
Issuance of common stock	2,549,469	2,549	5,320,000	5,320	1,598,998	1,599
Issuance of restricted shares	155,751	156	71,000	71	77,047	77
Forfeitures of restricted shares	(7.085)	(7)	-	-	(10,571)	(11)
Exercise of stock options	54,510	55	75,135	75	31,784	32
Balance at end of period	36,377,807	$36,378	33,625,162	$33,625	28,159,027	$28,159

CAPITAL SURPLUS
Balance at beginning of period		$337,349		$225,015		$189,722
Issuance of common stock, net of issuance cost of $0, $4,811 and $0		69,906		109,569		32,875
Stock-based compensation		2,261		1,485		2,057
Stock-based compensation net tax benefit		-		235		-
Exercise of stock options		909		1,116		427
Issuance of restricted shares		(156)		(71)		(77)
Forfeitures of restricted shares		7		-		11
Balance at end of period		$410,276		$337,349		$225,015

RETAINED EARNINGS
Balance at beginning of period		$152,820		$118,412		$83,991
Net income		72,100		40,847		38,723
Dividends on preferred shares		-		-		(286)
Dividends on common shares		(10,466)		(6,439)		(4,016)
Balance at end of period		$214,454		$152,820		$118,412

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gains (losses) on securities:
Balance at beginning of period		$3,201		$5,590		$(1,691)
Change during period		(4,435)		(2,389)		7,281
Balance at end of period		$(1,234)		$3,201		$5,590

Unrealized gain (loss) on interest rate swap:
Balance at beginning of period		$152		$508		$1,397
Change during period		24		(356)		(889)
Balance at end of period		$176		$152		$508

Balance at end of period		$(1,058)		$3,353		$6,098

TREASURY STOCK
Balance at beginning of period	1,413,777	$(12,388)	1,385,164	$(11,656)	1,363,342	$(11,182)
Purchase of treasury shares	42,556	(1,225)	28,613	(732)	21,822	(474)
Balance at end of period	1,456,333	$(13,613)	1,413,777	$(12,388)	1,385,164	$(11,656)

TOTAL STOCKHOLDERS’ EQUITY		$646,437		$514,759		$366,028

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	2016	2015	2014
OPERATING ACTIVITIES
Net income	$72,100	$40,847	$38,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,519	8,058	6,642
Net (gains) losses on sale or disposal of premises and equipment	992	184	(516)
Provision for loan losses	4,091	5,264	5,648
Net write-downs and losses on sale of other real estate owned	1,953	15,696	4,950
Stock based compensation expense	2,261	1,485	2,057
Amortization of intangible assets	4,376	3,741	2,330
Provision for deferred taxes	847	(344)	6,516
Net amortization of investment securities available for sale	7,057	5,881	3,666
Net gains on securities available for sale	(94)	(137)	(138)
Accretion of discount on purchased non-covered loans	(13,284)	(10,590)	(9,745)
Amortization of premium on non-covered loan pools	5,653	1,165	-
Accretion of discount on covered loans	(3,353)	(9,658)	(22,188)
Net accretion of other borrowings	(76)	-	401
Amortization of subordinated deferrable interest debentures	1,453	1,043	807
Originations of mortgage loans held for sale	(1,403,954)	(1,038,691)	(687,090)
Payments received on mortgage loans held for sale	1,390	1,331	1,299
Proceeds from sales of mortgage loans held for sale	1,340,668	989,979	694,130
Net gains on mortgage loans held for sale	(52,198)	(40,389)	(28,532)
Originations of SBA loans	(69,512)	(54,594)	(58,089)
Proceeds from sales of SBA loans	28,268	39,484	32,782
Net gains on sales of SBA loans	(3,974)	(4,522)	(3,896)
Increase in cash surrender value of BOLI	(1,734)	(1,384)	(1,623)
Changes in FDIC loss-share receivable/payable, net of cash payments received	11,798	5,777	11,596
Decrease (increase) decrease in interest receivable	(1,004)	(4,251)	(1,952)
Increase (decrease) in interest payable	446	(327)	(49)
Increase (decrease) in taxes payable	(8,328)	9,033	(7,221)
Change attributable to other operating activities	(5,128)	10,696	3,896
Net cash provided by (used in) operating activities	(69,767)	(25,223)	(5,596)

INVESTING ACTIVITIES, net of effects of business combinations
Purchases of securities available for sale	(200,823)	(249,115)	(126,909)
Proceeds from maturities of securities available for sale	131,390	89,030	51,215
Proceeds from sale of securities available for sale	75,990	72,528	94,051
Net decrease (increase) in other investments	(17,936)	1,824	8,028
Net increase in loans, excluding purchased non-covered and covered loans	(1,063,345)	(442,180)	(251,955)
Payments received on purchased non-covered loans	215,958	154,666	74,931
Purchases of non-covered loan pools	(152,091)	(622,533)	-
Payments received on non-covered loan pools	171,087	28,405	-
Payments received on covered loans	31,494	79,372	102,996
Purchases of premises and equipment	(10,977)	(12,576)	(5,709)
Proceeds from sale of premises and equipment	295	244	1,213
Proceeds from sales of other real estate owned	22,483	43,269	43,793
Purchase of bank owned life insurance	-	(4,000)	-
Payments received from FDIC under loss-sharing agreements	816	19,273	22,494
Net cash proceeds received (paid) from acquisitions	(7,206)	673,933	17,022
Net cash provided by (used in) investing activities	(802,865)	(167,860)	31,170

(Continued)

AMERIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	2016	2015	2014
FINANCING ACTIVITIES, net of effects of business combinations
Net increase (decrease) in deposits	294,513	353,984	62,894
Net increase (decrease) in securities sold under agreements to repurchase	(10,080)	(9,725)	(15,634)
Proceeds from other borrowings	635,886	-	118,963
Repayment of other borrowings	(231,020)	(39,881)	(257,060)
Dividends paid - preferred stock	-	-	(286)
Redemption of preferred stock	-	-	(28,000)
Issuance of common stock	-	114,889	-
Proceeds from exercise of stock options	964	1,191	459
Dividends paid - common stock	(8,584)	(6,439)	(4,016)
Purchase of treasury shares	(1,225)	(732)	(474)
Net cash provided by (used in) financing activities	680,454	413,287	(123,154)
Net increase (decrease) in cash and due from banks	(192,178)	220,204	(97,580)
Cash and cash equivalents at beginning of period	390,563	170,359	267,939
Cash and cash equivalents at end of period	$198,385	$390,563	$170,359

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$19,248	$15,183	$14,667
Income taxes	$40,575	$5,828	$19,281
Loans (excluding purchased non-covered and covered loans) transferred to other real estate owned	$3,203	$11,261	$11,972
Purchased non-covered loans transferred to other real estate owned	$4,419	$4,473	$4,160
Covered loans transferred to other real estate owned	$2,810	$7,910	$13,650
Loans transferred from mortgage loans available for sale to loans	$119,352	$71,347	$-
Loans provided for the sales of other real estate owned	$1,942	$4,826	$1,109
Assets acquired in business combinations	$561,440	$1,169,990	$448,971
Liabilities assumed in business combinations	$465,048	$1,099,988	$411,701
Issuance of common stock in acquisitions	$72,455	$-	$34,474
Change in unrealized gain (loss) on securities available for sale, net	$(4,435)	$(2,389)	$7,281
Change in unrealized gain (loss) on cash flow hedge (interest rate swap), net	$24	$(356)	$(889)

(Concluded)

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp and subsidiaries (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia, and whose primary business is presently conducted by Ameris Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers concentrated in select markets in Georgia, Alabama, Florida and South Carolina. The Company also engages in mortgage banking activities and SBA lending, and, as such, originates, acquires, sells and services one-to-four family residential mortgage loans and SBA loans in the Southeast. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

Acquisition Accounting

Acquisitions are accounted for under the acquisition method of accounting. Purchased assets and assumed liabilities are recorded at their estimated fair values as of the purchase date. Any identifiable intangible assets are also recorded at fair value. When the consideration given is less than the fair value of the net assets received, the acquisition results in a “bargain purchase gain.” If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as additional information regarding the closing date fair values becomes available.

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

Transfer of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, securities sold under agreements to repurchase and federal funds purchased.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of the average daily required reserve was approximately $37.8 million and $27.8 million for the years ended December 31, 2016 and 2015, respectively.

Investment Securities

The Company classifies its investment securities in one of three categories: (i) trading, (ii) held to maturity or (iii) available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other investment securities are classified as available for sale. At December 31, 2016 and 2015, all securities were classified as available for sale.

Trading securities are carried at fair value. Unrealized gains and losses on trading securities are recorded in earnings as a component of other noninterest income. Held to maturity securities are recorded initially at cost and subsequently adjusted for paydowns and amortization of premium recorded when purchased or accretion of discount recorded when purchased. Available for sale securities are carried at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders’ equity. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary establishes a new cost basis for the security. Other than temporary impairment deemed to be credit related is charged to earnings. Other than temporary impairment attributed to non-credit related factors is recognized in other comprehensive income.

In determining whether other-than-temporary impairment losses exist, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer or underlying collateral of the security and (iii) the Company’s intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock. The investments do not have readily determinable fair values and are carried at cost. They are periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the estimated fair value, as determined by outstanding commitments from third party investors in the secondary market. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of mortgage loans held for sale and realized gains and losses upon ultimate sale of the loans are classified as mortgage banking activity in the consolidated statements of income.

Servicing Rights

When mortgage and SBA loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking activity or gains on sales of SBA loans accordingly. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing fee income, which is reported on the income statement as other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income. Servicing fees totaled $1,708,000 and $1,268,000, and $1,011,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Late fees and ancillary fees related to loan servicing are not material.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into strata based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized for a particular stratum through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular stratum, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in other noninterest income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Loans

Loans, excluding loans covered by FDIC loss-sharing agreements (“covered loans”), purchased loans not covered by FDIC loss-sharing agreements (“purchased non-covered loans”) and purchased loan pools not covered by FDIC loss-sharing agreements (“purchased loan pools”) are reported at their outstanding principal balances less unearned income, net of deferred fees and origination costs. Interest income is accrued on the outstanding principal balance. For all classes of loans, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection. Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off, generally between 90 and 120 days past due, unless the loan is in the process of collection. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income.  Interest income on nonaccrual loans is applied against principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, an impairment loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income through an increase in accretable yield.

Purchased Loan Pools

Purchased loan pools include groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions (“purchased loan pools”). Purchased loan pools are reported at their outstanding principal balances plus purchase premiums, net of accumulated amortization. Interest income is accrued on the outstanding principal balance. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection.

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

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio. Warehouse lines of credit, overdraft protection loans and certain consumer and mortgage loans serviced by outside processors are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor of historical losses, calculated by loan type, and adjusted for qualitative factors to be applied to the balance of loans by risk rating and loan type, to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer in the Company’s internal loan review department. Assigned risk ratings are adjusted based on various factors including changes in borrower’s financial condition, the number of days past due and general economic conditions. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed quarterly by the independent internal loan review department.

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

Loan Commitments and Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

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

FDIC Loss-Share Receivable/Payable

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

Intangible assets consist of core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over an estimated useful life of seven to ten years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Stock-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $2.3 million, $1.5 million, and $2.1 million of stock-based compensation cost in 2016, 2015 and 2014, respectively.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Potential common shares consist of stock options and restricted shares for the years ended December 31, 2016, 2015 and 2014, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands, shares in thousands)

Net income available to common shareholders	$72,100	$40,847	$38,437

Weighted average number of common shares outstanding	34,347	31,762	25,974
Effect of dilutive stock options	108	121	270
Effect of dilutive restricted stock awards	247	244	15
Weighted average number of common shares outstanding used to calculate diluted earnings per share	34,702	32,127	26,259

For the years ended December 31, 2016 and 2015, the Company has not excluded any potential common shares with strike prices that would cause them to be anti-dilutive. For the year ended December 31, 2014, the Company has excluded 6,000 potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company’s hedging strategies include utilizing an interest rate swap classified as a cash flow hedge. Cash flow hedges relate to converting the variability in future interest payments on a floating rate liability to fixed payments. When effective, the fair value of cash flow hedges is carried as a component of other comprehensive income rather than an income statement item.

The Company had a cash flow hedge with notional amount of $37.1 million at December 31, 2016, 2015 and 2014 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The fair value of this instrument amounted to a liability of approximately $978,000 and $1,439,000 as of December 31, 2016 and 2015, respectively. No material hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in mortgage banking activity. The fair value of these instruments amounted to an asset of approximately $4,314,000 and $2,687,000 at December 31, 2016 and 2015, respectively, and a derivative liability of approximately $0 and $137,000 at December 31, 2016 and 2015, respectively.

Comprehensive Income

The Company’s comprehensive income consists of net income, changes in the net unrealized holding gains and losses of securities available for sale, unrealized gain or loss on the effective portion of cash flow hedges and the realized gain or loss recognized due to the sale or unwind of cash flow hedges prior to their contractual maturity date. These amounts are carried in accumulated other comprehensive income (loss) on the consolidated statements of comprehensive income and are presented net of taxes.

Fair Value Measures

Fair values of assets and liabilities are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

New Accounting Standards

ASU 2017-04 – Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The standard must be adopted using a prospective basis and the nature and reason for the change in accounting principle should be disclosed upon transition. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position and disclosures, but it is not expected to have a material impact.

ASU 2017-01 – Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a framework to use in determining when a set of assets and activities is a business. The standard provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017-01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position and disclosures, but it is not expected to have a material impact.

ASU 2016-13 - Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective. While the Company is currently evaluating the impact this standard will have on the results of operations, financial position and disclosures, the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company has established a steering committee which includes the appropriate members of management to evaluate the impact this ASU will have on Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.

ASU 2016-09 – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. Under ASU 2016-09, companies will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. The standard eliminates the requirement that excess tax benefits be realized before companies can recognize them. The excess tax benefits will be reported as an operating activity on the statement of cash flows, and the cash paid to a tax authority when shares are withheld to satisfy a company’s statutory income tax withholding obligation will be reported as a financing activity on its statement of cash. In addition, the standard increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. ASU 2016-09 permits companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 became effective on January 1, 2017 and did not have a material impact on the consolidated financial statements.

ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing standards for lease accounting effectively requiring most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard must be adopted using a modified retrospective transition with a cumulative-effect adjustment to equity as of the beginning of the period in which it is adopted. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position and disclosures, but it is not expected to have a material impact.

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

ASU 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. ASU 2015-02 is effective for annual and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

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

ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective prospectively, for annual and interim periods, beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position and disclosures, but it is not expected to have a material impact.

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

The acquisition of JAXB was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third and fourth quarters of 2016, management revised its initial estimates regarding the valuation of loans, other real estate owned, premises and equipment, core deposit intangible and other assets acquired. In addition, management assessed and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Management continues to evaluate fair value adjustments related to loans, other real estate owned and deferred tax assets.

The following table presents the assets acquired and liabilities of JAXB assumed as of March 11, 2016 and their fair value estimates. The fair value adjustments shown in the following table continue to be evaluated by management and may be subject to further adjustment:

(dollars in thousands)	As Recorded by JAXB	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$9,704	$-		$-		$9,704
Federal funds sold and interest-bearing balances	7,027	-		-		7,027
Investment securities	60,836	(942	)(a)	-		59,894
Other investments	2,458	-		-		2,458
Loans	416,831	(15,746	)(b)	553	(j)	401,638
Less allowance for loan losses	(12,613)	12,613	(c)	-		-
Loans, net	404,218	(3,133)		553		401,638
Other real estate owned	2,873	(1,035	)(d)	88	(k)	1,926
Premises and equipment	4,798	-		(119	)(l)	4,679
Intangible assets	288	5,566	(e)	(1,108	)(m)	4,746
Other assets	14,141	23,266	(f)	(3,524	)(n)	33,883
Total assets	$506,343	$23,722		$(4,110)		$525,955
Liabilities
Deposits:
Noninterest-bearing	$123,399	$-		$-		$123,399
Interest-bearing	277,539	421	(g)	-		277,960
Total deposits	400,938	421		-		401,359
Other borrowings	48,350	84	(h)	-		48,434
Other liabilities	2,354	-		-		2,354
Subordinated deferrable interest debentures	16,294	(3,393	)(i)	-		12,901
Total liabilities	467,936	(2,888)		-		465,048
Net identifiable assets acquired over (under) liabilities assumed	38,407	26,610		(4,110)		60,907
Goodwill	-	31,375		4,110		35,485
Net assets acquired over (under) liabilities assumed	$38,407	$57,985		$-		$96,392
Consideration:
Ameris Bancorp common shares issued	2,549,469
Price per share of the Company's common stock	$28.42
Company common stock issued	$72,455
Cash exchanged for shares	$23,937
Fair value of total consideration transferred	$96,392

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, net of the reversal of JAXB remaining fair value adjustments from their prior acquisitions.

(c)	Adjustment reflects the elimination of JAXB’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio, which is based largely on contracted sale prices.

(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(f)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes and the reversal of JAXB valuation allowance established on their deferred tax assets.

(g)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the liability for other borrowings.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date, net of the reversal of JAXB remaining fair value adjustments from their prior acquisitions.

(j)	Adjustment reflects additional recording of fair value adjustment of the acquired loan portfolio.

(k)	Adjustment reflects additional recording of fair value adjustment of other real estate owned.

(l)	Adjustment reflects recording of fair value adjustment of the premises and equipment.

(m)	Adjustment reflects adjustment to the core deposit intangible on the acquired core deposit accounts.

(n)	Adjustment reflects additional recording of deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

Goodwill of $35.5 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the JAXB acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $401.6 million of loans at fair value, net of $15.2 million, or 3.64%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $27.0 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$42,314
Non-accretable difference	(9,181)
Cash flows expected to be collected	33,133
Accretable yield	(6,182)
Total purchased credit-impaired loans acquired	$26,951

The following table presents the acquired loan data for the JAXB acquisition.

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
	(Dollars in Thousands)
Acquired receivables subject to ASC 310-30	$26,951	$42,314	$9,181
Acquired receivables not subject to ASC 310-30	$374,687	$488,346	$-

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

The acquisition of Merchants was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. During the third and fourth quarters of 2015 and the first and second quarters of 2016, management revised its initial estimates regarding the valuation of investment securities, other investments, loans, core deposit intangible and other assets acquired. In addition, management continued its assessment and recorded the deferred tax assets resulting from differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes. This estimate also reflects acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Sections 382 of the Internal Revenue Code of 1986, as amended.

The following table presents the assets acquired and liabilities of Merchants assumed as of May 22, 2015 and their fair value estimates.

(dollars in thousands)	As Recorded by Merchants	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$7,527	$-		$-		$7,527
Federal funds sold and interest-bearing balances	106,188	-		-		106,188
Investment securities	164,421	(553	)(a)	(639	)(j)	163,229
Other investments	872	-		(253	)(k)	619
Loans	199,955	(8,500	)(b)	91	(l)	191,546
Less allowance for loan losses	(3,354)	3,354	(c)	-		-
Loans, net	196,601	(5,146)		91		191,546
Other real estate owned	4,082	(1,115	)(d)	-		2,967
Premises and equipment	14,614	(3,680	)(e)	-		10,934
Intangible assets	-	4,577	(f)	(634	)(m)	3,943
Other assets	2,333	2,335	(g)	(1,109	)(n)	3,559
Total assets	$496,638	$(3,582)		$(2,544)		$490,512
Liabilities
Deposits:
Noninterest-bearing	$121,708	$-		$-		$121,708
Interest-bearing	286,112	-		41,588	(o)	327,700
Total deposits	407,820	-		41,588		449,408
Federal funds purchased and securities sold under agreements to repurchase	41,588	-		(41,588	)(o)	-
Other liabilities	2,151	81	(h)	-		2,232
Subordinated deferrable interest debentures	6,186	(2,680	)(i)	-		3,506
Total liabilities	457,745	(2,599)		-		455,146
Net identifiable assets acquired over (under) liabilities assumed	38,893	(983)		(2,544)		35,366
Goodwill	-	12,090		2,544		14,634
Net assets acquired over (under) liabilities assumed	$38,893	$11,107		$-		$50,000
Consideration:
Cash exchanged for shares	$50,000
Fair value of total consideration transferred	$50,000

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the investment securities available for sale portfolio as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Merchants’ allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired premises.

(f)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(g)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of interest rate swap liabilities.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(j)	Adjustment reflects additional fair value adjustments of the investment securities available for sale portfolio as of the acquisition date.

(k)	Adjustment reflects the fair value adjustments of other investments as of the acquisition date.

(l)	Adjustment reflects additional recording of fair value adjustments of the acquired loan portfolio.

(m)	Adjustment reflects adjustment to the core deposit intangible on the acquired core deposit accounts.

(n)	Adjustment reflects additional recording of deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(o)	Subsequent to acquisition, the acquired securities sold under agreements to repurchase were converted to deposit accounts and are no longer reported as securities sold under agreements to repurchase on the consolidated balance sheet as of December 31, 2015.

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

The results of operations of JAXB and Merchants subsequent to the respective acquisition dates are included in the Company’s consolidated statements of income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2015, unadjusted for potential cost savings.

	Year Ended December 31,
(dollars in thousands, except per share data)	2016	2015
Net interest income and noninterest income	$329,248	$286,573
Net income	$72,835	$47,994
Net income available to common stockholders	$72,835	$47,994
Income per common share available to common stockholders – basic	$2.09	$1.40
Income per common share available to common stockholders – diluted	$2.07	$1.38
Average number of shares outstanding, basic	34,841	34,311
Average number of shares outstanding, diluted	35,196	34,676

A rollforward of purchased non-covered loans for the years ended December 31, 2016 and 2015 is shown below:

(dollars in thousands)	2016	2015
Balance, January 1	$771,554	$674,239
Charge-offs	(1,066)	(991)
Additions due to acquisitions	401,638	195,818
Accretion	13,284	10,590
Transfers to purchased non-covered other real estate owned	(4,419)	(4,473)
Transfer from covered loans due to loss-share expiration	45,908	50,568
Payments received	(215,958)	(154,666)
Other	90	469
Ending balance	$1,011,031	$771,554

The following is a summary of changes in the accretable discounts of purchased non-covered loans during years ended December 31, 2016 and 2015:

(dollars in thousands)	2016	2015
Balance, January 1	$24,785	$25,716
Additions due to acquisitions	11,295	5,788
Accretion	(13,284)	(10,590)
Transfer from covered loans due to loss-share expiration	3,457	1,665
Accretable discounts removed due to charge-offs	(161)	(1,768)
Transfers between non-accretable and accretable discounts, net	2,035	3,974
Ending balance	$28,127	$24,785

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

The following table summarizes components of all covered assets at December 31, 2016 and 2015 and their origin. The FDIC loss-share receivable is shown net of the clawback liability.

	Covered loans	Less fair value adjustments	Total covered loans	OREO	Less fair value adjustments	Total covered OREO	Total covered assets	FDIC loss-share receivable (payable)
	(dollars in thousands)
As of December 31, 2016

AUB	$-	$-	$-	$-	$-	$-	$-	$(27)

USB	3,199	13	3,186	51	-	51	3,237	(1,642)

SCB	4,019	51	3,968	-	-	-	3,968	(32)

FBJ	3,767	452	3,315	-	-	-	3,315	(234)

DBT	12,166	565	11,601	-	-	-	11,601	(4,591)

TBC	1,679	-	1,679	-	-	-	1,679	(33)

HTB	1,913	33	1,880	-	-	-	1,880	734

OGB	1,077	32	1,045	-	-	-	1,045	(993)

CBG	33,449	1,963	31,486	1,161	4	1,157	32,643	505

Total	$61,269	$3,109	$58,160	$1,212	$4	$1,208	$59,368	$(6,313)

As of December 31, 2015

AUB	$-	$-	$-	$-	$-	$-	$-	$111

USB	3,639	16	3,623	165	-	165	3,788	(1,424)

SCB	5,228	124	5,104	-	-	-	5,104	149

FBJ	4,782	562	4,220	41	-	41	4,261	252

DBT	15,934	1,131	14,803	-	-	-	14,803	(1,084)

TBC	2,159	11	2,148	-	-	-	2,148	1,446

HTB	44,405	3,881	40,524	2,433	643	1,790	42,314	3,875

OGB	27,561	1,900	25,661	160	-	160	25,821	913

CBG	44,865	3,419	41,446	3,139	284	2,855	44,301	2,063

Total	$148,573	$11,044	$137,529	$5,938	$927	$5,011	$142,540	$6,301

A rollforward of acquired covered loans for the years ended December 31, 2016 and 2015 is shown below:

	2016	2015
	(dollars in thousands)
Balance, January 1	$137,529	$271,279
Charge-offs, net of recoveries	(2,510)	(5,558)
Accretion	3,353	9,658
Transfers to covered other real estate owned	(2,810)	(7,910)
Transfer to purchased non-covered loans due to loss-share expiration	(45,908)	(50,568)
Payments received	(31,494)	(79,372)
Ending balance	$58,160	$137,529

The following is a summary of changes in the accretable discounts of acquired covered loans during the years ended December 31, 2016 and 2015:

	2016	2015
	(dollars in thousands)
Balance, January 1	$9,063	$15,578
Accretion	(3,353)	(9,658)
Transfer to purchased non-covered loans due to loss-share expiration	(3,457)	(1,665)
Transfers between non-accretable and accretable discounts, net	244	4,808
Ending balance	$2,497	$9,063

Each acquisition with loss-sharing agreements has separate agreements for the single family residential assets (“SFR”) and the non-single family assets (“NSF”). The SFR agreements cover losses and recoveries for ten years. The NSF agreements are for eight years. During the first five years, losses and recoveries are covered. During the final three years, only recoveries, net of expenses, are covered. The AUB SFR agreement was terminated during 2012 and Ameris received a payment of $87,000. The AUB and USB NSF agreements passed their five-year anniversary during the fourth quarter of 2014, the SCB NSF agreement passed its five-year anniversary during the second quarter of 2015, the FBJ, TBC and DBT NSF agreements passed their five year anniversary during the fourth quarter of 2015, and the HTB and OGB NSF agreements passed their five year anniversary during the third quarter of 2016. Losses will no longer be reimbursed on these agreements. The remaining NSF assets for these eight agreements have been reclassified to purchased non-covered loans and purchased non-covered other real estate owned.

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of December 31, 2016 and 2015, the Company has recorded a clawback liability of $9.3 million and $8.2 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-sharing agreement. This clawback is netted against the FDIC loss share receivable (payable). Changes in the FDIC loss-share receivable (payable) are as follows:

	For the Years Ended December 31,
	2016	2015
	(dollars in thousands)

Balance, January 1	$6,301	$31,351
Payments received from FDIC	(816)	(19,273)
Accretion, net	(3,913)	(8,878)
Change in clawback liability	(1,056)	(2,008)
Increase in receivable due to:
Charge-offs (recoveries) on covered loans	(4,804)	416
Write downs of covered other real estate owned	233	4,752
Reimbursable expenses on covered assets	749	2,582
Other activity, net	(3,007)	(2,641)
Ending balance	$(6,313)	$6,301

NOTE 4. SECURITIES

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)

December 31, 2016
U.S. government sponsored agencies	$999	$21	$-	$1,020
State, county and municipal securities	149,899	2,605	(469)	152,035
Corporate debt securities	32,375	167	(370)	32,172
Mortgage-backed securities	641,362	2,700	(6,554)	637,508
Total debt securities	$824,635	$5,493	$(7,393)	$822,735

December 31, 2015
U.S. government sponsored agencies	$14,959	$-	$(69)	$14,890
State, county and municipal securities	157,681	4,046	(411)	161,316
Corporate debt securities	5,900	145	(28)	6,017
Mortgage-backed securities	599,721	3,945	(2,704)	600,962
Total debt securities	$778,261	$8,136	$(3,212)	$783,185

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2016 and 2015.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2016
U. S. government sponsored agencies	$-	$-	$-	$-	$-	$-
State, county and municipal securities	47,647	(469)	-	-	47,647	(469)
Corporate debt securities	18,377	(363)	493	(7)	18,870	(370)
Mortgage-backed securities	414,300	(6,177)	11,791	(377)	426,091	(6,554)
Total debt securities	$480,324	$(7,009)	$12,284	$(384)	$492,608	$(7,393)

December 31, 2015
U. S. government sponsored agencies	$9,932	$(27)	$4,958	$(42)	$14,890	$(69)
State, county and municipal securities	19,293	(199)	11,557	(212)	30,850	(411)
Corporate debt securities	1,383	(28)	-	-	1,383	(28)
Mortgage-backed securities	263,281	(1,950)	29,950	(754)	$293,231	(2,704)
Total debt securities	$293,889	$(2,204)	$46,465	$(1,008)	$340,354	$(3,212)

As of December 31, 2016, the Company’s security portfolio consisted of 418 securities, 180 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s mortgage-backed securities as discussed below.

At December 31, 2016, the Company held 140 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

At December 31, 2016, the Company held 31 state, county and municipal securities, nine corporate securities, and no U.S. government sponsored agency securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

During 2016 and 2015, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. During the third quarter of 2015, the Company received all interest payments due on a security that had previously deferred interest since the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2016 or 2015.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2016, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at December 31, 2016, these investments are not considered impaired on an other-than-temporary basis.

At December 31, 2016 and 2015, all of the Company’s mortgage-backed securities were obligations of government-sponsored entities and agencies.

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2016, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Securities not due at a single maturity date are shown separately. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)

Due in one year or less	$6,783	$6,838
Due from one year to five years	64,451	65,117
Due from five to ten years	60,203	61,156
Due after ten years	51,836	52,116
Mortgage-backed securities	641,362	637,508
	$824,635	$822,735

Securities with a carrying value of approximately $618.2 million and $551.0 million at December 31, 2016 and 2015, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)

Gross gains on sales of securities	$312	$396	$141
Gross losses on sales of securities	(218)	(259)	(3)
Net realized gains on sales of securities available for sale	$94	$137	$138

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. During 2015 and 2016, the Bank purchased residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from an unrelated third party consumer installment home improvement loans made to borrowers throughout the United States. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began a division to originate, administer and services these types of loans. As of December 31, 2016, the net carrying value of commercial insurance premium finance loans was approximately $353.9 million and such loans are reported in the commercial, financial and agricultural loan category. The Bank concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

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

Commercial, financial and agricultural loans include both secured and unsecured loans for working capital, expansion, crop production, commercial insurance premium finance and other business purposes. Commercial, financial and agricultural loans also include SBA loans and municipal loans. Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Bank evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial, financial and agricultural loans.

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

Consumer installment loans and other loans include home improvement loans, automobile loans, boat and recreational vehicle financing, and both secured and unsecured personal loans. Consumer loans carry greater risks than other loans, as the collateral can consist of rapidly depreciating assets such as automobiles and equipment that may not provide an adequate source of repayment of the loan in the case of default.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased non-covered and covered loans:

	December 31,
	2016	2015
	(dollars in thousands)
Commercial, financial and agricultural	$967,138	$449,623
Real estate – construction and development	363,045	244,693
Real estate – commercial and farmland	1,406,219	1,104,991
Real estate – residential	781,018	570,430
Consumer installment	96,915	31,125
Other	12,486	6,015
	3,626,821	2,406,877

Purchased non-covered loans totaling $1.01 billion and $771.6 million at December 31, 2016 and 2015, respectively, are not included in the above schedule. Purchased non-covered loans are defined as loans that were acquired in bank acquisitions that are not covered by a loss-sharing agreement with the FDIC. Loans that were previously classified as covered loans where the loss-sharing agreements have expired are also included in purchased non-covered loans. The amount of loans reclassified from covered loans to purchased non-covered loans due to expiration of the loss-sharing agreements was $45.9 million and $50.6 million for the years ending December 31, 2016 and 2015, respectively.

The carrying value of purchased non-covered loans are shown below according to major loan type as of the end of the years shown:

	2016	2015
	(dollars in thousands)
Commercial, financial and agricultural	$95,743	$45,462
Real estate – construction and development	78,376	72,080
Real estate – commercial and farmland	563,438	390,755
Real estate – residential	268,888	258,153
Consumer installment	4,586	5,104
	$1,011,031	$771,554

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of December 31, 2016, purchased loan pools totaled $568.3 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. At December 31, 2016, one loan in the purchased loan pools with a principal balance of $925,000 was classified as a troubled debt restructuring and risk-rated grade 40, while all other loans included in the purchased loan pools were performing current loans, risk-rated grade 20. At December 31, 2016, and the Company had allocated $1.8 million of allowance for loan losses for the purchased loan pools. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of purchase premium paid at acquisition. At December 31, 2015, all loans included in the purchased loan pools were performing current loans, all risk-rated grade 20, and the Company had allocated $581,000 of allowance for loan losses for the purchased loan pools. As part of the due diligence process prior to purchasing an individual mortgage pool, a complete re-underwrite of the individual loan files was conducted. The underwriting process included a review of all income, asset, credit and property related documentation that was used to originate the loan. Underwriters utilized the originating lender’s program guidelines, as well as general prudent mortgage lending standards to assess each individual loan file.  Additional research was conducted in order to assess the real estate market conditions and market expectations in the geographic areas where a collateral concentration existed. As part of this review, an automated valuation model was employed to provide current collateral valuations and to support individual loan-to-value ratios.  Additionally, a sample of site inspections were completed to provide further assurance.  The results of the due diligence review were evaluated by officers of the Company in order to determine overall conformance to the Bank’s credit and lending policies.

Covered loans are defined as loans that were acquired in FDIC-assisted transactions that are covered by a loss-sharing agreement with the FDIC. Covered loans totaling $58.2 million and $137.5 million at December 31, 2016 and 2015, respectively, are not included in the above schedules.

The carrying value of covered loans are shown below according to major loan type as of the end of the years shown:

	2016	2015
	(dollars in thousands)
Commercial, financial and agricultural	$794	$5,546
Real estate – construction and development	2,992	7,612
Real estate – commercial and farmland	12,917	71,226
Real estate – residential	41,389	53,038
Consumer installment	68	107
	$58,160	$137,529

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased non-covered and covered loans:

	2016	2015
	(dollars in thousands)
Commercial, financial and agricultural	$1,814	$1,302
Real estate – construction and development	547	1,812
Real estate – commercial and farmland	8,757	7,019
Real estate – residential	6,401	6,278
Consumer installment	595	449
	$18,114	$16,860

 The following table presents an analysis of purchased non-covered loans accounted for on a nonaccrual basis:

	2016	2015
	(dollars in thousands)
Commercial, financial and agricultural	$564	$1,064
Real estate – construction and development	2,536	1,106
Real estate – commercial and farmland	8,698	4,920
Real estate – residential	6,609	6,168
Consumer installment	13	72
	$18,420	$13,330

The following table presents an analysis of covered loans accounted for on a nonaccrual basis:

	2016	2015
	(dollars in thousands)
Commercial, financial and agricultural	$128	$2,803
Real estate – construction and development	75	1,701
Real estate – commercial and farmland	1,476	5,034
Real estate – residential	2,867	3,663
Consumer installment	-	37
	$4,546	$13,238

The following table presents an analysis of past due loans, excluding purchased non-covered and covered past due loans as of December 31, 2016 and 2015.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
As of December 31, 2016
Commercial, financial and agricultural	$565	$82	$1,293	$1,940	$965,198	$967,138	$-
Real estate – construction and development	908	446	439	1,793	361,252	363,045	-
Real estate – commercial and farmland	6,329	1,711	6,945	14,985	1,391,234	1,406,219	-
Real estate – residential	6,354	1,282	5,302	12,938	768,080	781,018	-
Consumer installment	624	263	350	1,237	95,678	96,915	-
Other	-	-	-	-	12,486	12,486	-
Total	$14,780	$3,784	$14,329	$32,893	$3,593,928	$3,626,821	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
As of December 31, 2015
Commercial, financial and agricultural	$568	$271	$835	$1,674	$447,949	$449,623	$-
Real estate – construction and development	1,413	261	1,739	3,413	241,280	244,693	-
Real estate – commercial and farmland	1,781	641	6,912	9,334	1,095,657	1,104,991	-
Real estate – residential	3,806	2,120	5,121	11,047	559,383	570,430	-
Consumer installment	374	188	238	800	30,325	31,125	-
Other	-	-	-	-	6,015	6,015	-
Total	$7,942	$3,481	$14,845	$26,268	$2,380,609	$2,406,877	$-

 The following table presents an analysis of purchased non-covered past due loans as of December 31, 2016 and 2015.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
As of December 31, 2016
Commercial, financial and agricultural	$113	$18	$466	$597	$95,146	$95,743	$-
Real estate – construction and development	67	10	2,499	2,576	75,800	78,376	-
Real estate – commercial and farmland	1,431	295	6,917	8,643	554,795	563,438	-
Real estate – residential	2,779	670	4,954	8,403	260,485	268,888	-
Consumer installment	22	-	13	35	4,551	4,586	-
Total	$4,412	$993	$14,849	$20,254	$990,777	$1,011,031	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
As of December 31, 2015
Commercial, financial and agricultural	$248	$13	$846	$1,107	$44,355	$45,462	$-
Real estate – construction and development	416	687	420	1,523	70,557	72,080	-
Real estate – commercial and farmland	2,479	1,629	3,347	7,455	383,300	390,755	-
Real estate – residential	4,965	2,176	4,928	12,069	246,084	258,153	-
Consumer installment	31	9	70	110	4,994	5,104	-
Total	$8,139	$4,514	$9,611	$22,264	$749,290	$771,554	$-

The following table presents an analysis of covered past due loans as of December 31, 2016 and 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
As of December 31, 2016
Commercial, financial and agricultural	$-	$-	$127	$127	$667	$794	$-
Real estate – construction and development	94	1	19	114	2,878	2,992	-
Real estate – commercial and farmland	603	31	235	869	12,048	12,917	-
Real estate – residential	1,787	28	1,881	3,696	37,693	41,389	-
Consumer installment	-	-	-	-	68	68	-
Total	$2,484	$60	$2,262	$4,806	$53,354	$58,160	$-

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)
As of December 31, 2015
Commercial, financial and agricultural	$-	$-	$2,802	$2,802	$2,744	$5,546	$-
Real estate – construction and development	96	-	1,633	1,729	5,883	7,612	-
Real estate – commercial and farmland	170	205	3,064	3,439	67,787	71,226	-
Real estate – residential	2,155	1,001	2,658	5,814	47,224	53,038	-
Consumer installment	-	-	37	37	70	107	-
Total	$2,421	$1,206	$10,194	$13,821	$123,708	$137,529	$-

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

The following is a summary of information pertaining to impaired loans, excluding purchased non-covered and covered loans:

	As of and For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Nonaccrual loans	$18,114	$16,860	$21,728
Troubled debt restructurings not included above	14,209	14,418	12,759
Total impaired loans	$32,323	$31,278	$34,487

Interest income recognized on impaired loans	$1,033	$909	$1,991
Foregone interest income on impaired loans	$977	$1,204	$1,491

The following table presents an analysis of information pertaining to impaired loans, excluding purchased non-covered and covered loans as of December 31, 2016 and 2015.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
As of December 31, 2016
Commercial, financial and agricultural	$3,068	$204	$1,656	$1,860	$134	$1,684
Real estate – construction and development	2,047	-	1,233	1,233	273	2,018
Real estate – commercial and farmland	13,906	6,811	6,065	12,876	1,503	12,845
Real estate – residential	15,482	2,238	13,503	15,741	3,080	14,453
Consumer installment	671	-	613	613	5	506
Total	$35,174	$9,253	$23,070	$32,323	$4,995	$31,506

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
As of December 31, 2015
Commercial, financial and agricultural	$3,062	$158	$1,385	$1,543	$135	$2,275
Real estate – construction and development	3,581	230	2,374	2,604	774	3,228
Real estate – commercial and farmland	14,385	6,702	6,083	12,785	1,067	15,105
Real estate – residential	15,809	1,621	12,230	13,851	2,224	11,977
Consumer installment	592	-	495	495	9	488
Total	$37,429	$8,711	$22,567	$31,278	$4,209	$33,073

During 2016, the Company recorded a credit to provision for loan loss expense of $957,000 to account for loans where there was an increase in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. During 2015 and 2014, the Company recorded provision for loan loss expense of $751,000 and $843,000, respectively, to account for losses where there was a decrease in cash flows from the initial estimates on loans acquired in FDIC-assisted transactions. During 2016 and 2015, the Company recorded a net recovery of $657,000 and $237,000, respectively, to account for loans where there was an increase in cash flows from the initial estimates on purchased non-covered loans. During 2014, the Company recorded provision for loan loss expense of $84,000 to account for losses where there was a decrease in cash flows from the initial estimates on purchased non-covered loans. The allowance for loan losses recorded on purchased non-covered loans and covered loans that is immediately charged off is related to the purchased credit-impaired loans. Charge-offs on purchased loans, both covered and non-covered, are recorded when impairment is recorded. Provision expense for covered loans is recorded net of the indemnification by the FDIC loss-sharing agreements.

The following is a summary of information pertaining to purchased non-covered impaired loans:

	As of and For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Nonaccrual loans	$18,420	$13,330	$18,249
Troubled debt restructurings not included above	11,004	9,373	1,212
Total impaired loans	$29,424	$22,703	$19,461

Interest income recognized on impaired loans	$2,070	$785	$109
Foregone interest income on impaired loans	$1,175	$1,365	$1,759

The following table presents an analysis of information pertaining to purchased non-covered impaired loans as of December 31, 2016 and 2015.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
As of December 31, 2016
Commercial, financial and agricultural	$4,737	$242	$322	$564	$-	$742
Real estate – construction and development	23,581	415	2,662	3,077	151	2,257
Real estate – commercial and farmland	29,104	3,447	11,802	15,249	363	14,035
Real estate – residential	13,280	3,050	7,465	10,515	868	9,433
Consumer installment	30	19	-	19	-	55
Total	$70,732	$7,173	$22,251	$29,424	$1,382	$26,522

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
As of December 31, 2015
Commercial, financial and agricultural	$3,103	$1,066	$-	$1,066	$-	$392
Real estate – construction and development	8,987	1,469	-	1,469	-	1,429
Real estate – commercial and farmland	14,999	11,134	-	11,134	-	10,806
Real estate – residential	14,946	8,957	-	8,957	-	8,067
Consumer installment	94	77	-	77	-	65
Total	$42,129	$22,703	$-	$22,703	$-	$20,759

The following is a summary of information pertaining to covered impaired loans:

	As of and For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Nonaccrual loans	$4,546	$13,238	$35,412
Troubled debt restructurings not included above	12,539	13,283	22,619
Total impaired loans	$17,085	$26,521	$58,031

Interest income recognized on impaired loans	$685	$886	$1,134
Foregone interest income on impaired loans	$462	$1,596	$3,123

The following table presents an analysis of information pertaining to covered impaired loans as of December 31, 2016 and 2015.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
As of December 31, 2016
Commercial, financial and agricultural	$294	$128	$-	$128	$-	$1,464
Real estate – construction and development	985	78	815	893	2	2,022
Real estate – commercial and farmland	7,070	151	3,234	3,385	22	5,837
Real estate – residential	13,742	4,833	7,841	12,674	220	13,730
Consumer installment	7	5	-	5	-	41
Total	$22,098	$5,195	$11,890	$17,085	$244	$23,094

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
As of December 31, 2015
Commercial, financial and agricultural	$5,188	$2,802	$-	$2,802	$-	$7,408
Real estate – construction and development	15,119	2,480	-	2,480	-	6,906
Real estate – commercial and farmland	20,508	7,001	-	7,001	-	18,504
Real estate – residential	15,830	14,192	-	14,192	-	16,010
Consumer installment	60	46	-	46	-	86
Total	$56,705	$26,521	$-	$26,521	$-	$48,914

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

The following table presents the loan portfolio, excluding purchased non-covered and covered loans, by risk grade as of December 31, 2016 and 2015.

As of December 31, 2016

Risk Grade	Commercial, financial and agricultural	Real estate - construction and development	Real estate - commercial and farmland	Real estate - residential	Consumer installment	Other	Total
	(dollars in thousands)
10	$397,093	$-	$8,814	$125	$8,532	$-	$414,564
15	376,323	5,390	102,893	54,136	405	-	539,147
20	97,057	36,307	889,539	609,583	25,026	12,486	1,669,998
23	366	6,803	8,533	7,470	14	-	23,186
25	92,066	307,903	357,151	88,370	62,098	-	907,588
30	144	719	22,986	5,197	126	-	29,172
40	4,089	5,923	16,303	16,038	714	-	43,067
50	-	-	-	99	-	-	99
60	-	-	-	-	-	-	-
Total	$967,138	$363,045	$1,406,219	$781,018	$96,915	$12,486	$3,626,821

 As of December 31, 2015

Risk Grade	Commercial, financial and agricultural	Real estate - construction and development	Real estate - commercial and farmland	Real estate - residential	Consumer installment	Other	Total
	(dollars in thousands)
10	$241,721	$294	$116	$1,606	$6,872	$-	$250,609
15	28,420	2,074	117,880	78,165	1,191	-	227,730
20	97,142	46,221	685,538	369,624	19,780	6,015	1,224,320
23	559	7,827	13,073	6,112	36	-	27,607
25	77,829	183,512	254,012	91,465	2,595	-	609,413
30	1,492	1,620	13,821	7,347	143	-	24,423
40	2,460	3,145	20,551	16,111	506	-	42,773
50	-	-	-	-	-	-	-
60	-	-	-	-	2	-	2
Total	$449,623	$244,693	$1,104,991	$570,430	$31,125	$6,015	$2,406,877

The following table presents the purchased non-covered loan portfolio by risk grade as of December 31, 2016 and 2015.

As of December 31, 2016

Risk Grade	Commercial, financial and agricultural	Real estate - construction and development	Real estate - commercial and farmland	Real estate - residential	Consumer installment	Other	Total
	(dollars in thousands)
10	$5,722	$-	$-	$-	$814	$-	$6,536
15	1,266	-	7,619	31,331	570	-	40,786
20	16,181	10,245	192,173	104,656	1,583	-	324,838
23	-	3,643	9,019	11,151	-	-	23,813
25	66,506	53,910	317,782	101,951	1,259	-	541,408
30	5,072	6,927	13,191	4,416	-	-	29,606
40	996	3,651	23,654	15,383	360	-	44,044
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$95,743	$78,376	$563,438	$268,888	$4,586	$-	$1,011,031

As of December 31, 2015

Risk Grade	Commercial, financial and agricultural	Real estate - construction and development	Real estate - commercial and farmland	Real estate - residential	Consumer installment	Other	Total
	(dollars in thousands)
10	$8,592	$-	$-	$-	$1,010	$-	$9,602
15	1,186	1,143	10,490	37,808	541	-	51,168
20	10,057	13,678	183,219	128,005	2,031	-	336,990
23	-	438	5,177	6,414	-	-	12,029
25	17,565	47,517	162,253	66,166	1,328	-	294,829
30	6,657	4,185	14,297	5,503	51	-	30,693
40	1,373	5,119	15,319	14,257	143	-	36,211
50	30	-	-	-	-	-	30
60	2	-	-	-	-	-	2
Total	$45,462	$72,080	$390,755	$258,153	$5,104	$-	$771,554

The following table presents the covered loan portfolio by risk grade as of December 31, 2016 and 2015.

As of December 31, 2016

Risk Grade	Commercial, financial and agricultural	Real estate - construction and development	Real estate - commercial and farmland	Real estate - residential	Consumer installment	Other	Total
	(dollars in thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	-	-	-	-	-
20	23	441	1,995	7,056	-	-	9,515
23	22	-	-	3,640	-	-	3,662
25	617	2,096	5,460	19,428	17	-	27,618
30	-	344	1,848	3,189	45	-	5,426
40	132	111	3,614	8,076	6	-	11,939
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$794	$2,992	$12,917	$41,389	$68	$-	$58,160

As of December 31, 2015

Risk Grade	Commercial, financial and agricultural	Real estate - construction and development	Real estate - commercial and farmland	Real estate - residential	Consumer installment	Other	Total
	(dollars in thousands)
10	$-	$-	$-	$-	$-	$-	$-
15	-	-	-	-	-	-	-
20	93	800	11,698	10,040	-	-	22,631
23	52	-	2,957	5,723	-	-	8,732
25	2,594	3,907	38,741	24,345	11	-	69,598
30	5	828	2,857	4,552	-	-	8,242
40	2,802	2,077	14,973	8,378	96	-	28,326
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$5,546	$7,612	$71,226	$53,038	$107	$-	$137,529

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. Concessions may include interest rate reductions to below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. The Company has exhibited the greatest success for rehabilitation of the loan by a reduction in the rate alone (maintaining the amortization of the debt) or a combination of a rate reduction and the forbearance of previously past due interest or principal. This has most typically been evidenced in certain commercial real estate loans whereby a disruption in the borrower’s cash flow resulted in an extended past due status, of which the borrower was unable to catch up completely as the cash flow of the property ultimately stabilized at a level lower than its original level. A reduction in rate, coupled with a forbearance of unpaid principal and/or interest, allowed the net cash flows to service the debt under the modified terms. \

The Company’s policy requires a restructure request to be supported by a current, well-documented credit evaluation of the borrower’s financial condition and a collateral evaluation that is no older than six months from the date of the restructure. Key factors of that evaluation include the documentation of current, recurring cash flows, support provided by the guarantor(s) and the current valuation of the collateral. If the appraisal in file is older than six months, an evaluation must be made as to the continued reasonableness of the valuation. For certain income-producing properties, current rent rolls and/or other income information can be utilized to support the appraisal valuation, when coupled with documented cap rates within our markets and a physical inspection of the collateral to validate the current condition.

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2016 and 2015 totaling $69.4 million and $96.5 million, respectively, under such parameters.

As of December 31, 2016 and 2015, the Company had a balance of $19.1 million and $16.4 million, respectively, in troubled debt restructurings, excluding purchased non-covered and covered loans. The Company has recorded $1.2 million and $1.3 million in previous charge-offs on such loans at December 31, 2016 and 2015, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $3.1 million and $2.7 million at December 31, 2016 and 2015, respectively. At December 31, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2016 and 2015, the Company modified loans as troubled debt restructurings, excluding purchased non-covered and covered loans, with principal balances of $4.5 million and $7.3 million, respectively. These modifications impacted the Company’s allowance for loan losses by $176,000 and $1.4 million for the year ended December 31, 2016 and 2015, respectively. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased non-covered and covered loans, which occurred during the year ending December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	6	$58	7	$80
Real estate – construction and development	2	250	2	15
Real estate – commercial and farmland	4	1,656	2	2,121
Real estate – residential	34	2,495	33	4,992
Consumer installment	12	63	16	61
Total	58	$4,522	60	$7,269

Troubled debt restructurings, excluding purchased non-covered and covered loans, with an outstanding balance of $3.5 million and $2.2 million at December 31, 2015 and 2014 defaulted during the year ended December 31, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$51	3	$37
Real estate – construction and development	1	5	2	33
Real estate – commercial and farmland	5	2,970	3	624
Real estate – residential	5	460	20	1,493
Consumer installment	6	38	9	45
Total	22	$3,524	37	$2,232

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased non-covered and covered loans, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$47	15	$114
Real estate – construction and development	8	686	2	34
Real estate – commercial and farmland	16	4,119	5	2,970
Real estate – residential	82	9,340	15	739
Consumer installment	7	17	32	130
Total	117	$14,209	69	$3,987

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$240	10	$110
Real estate – construction and development	11	792	3	63
Real estate – commercial and farmland	16	5,766	3	596
Real estate – residential	51	7,574	20	1,123
Consumer installment	12	46	23	94
Total	94	$14,418	59	$1,986

As of December 31, 2016 and 2015, the Company had a balance of $13.6 million and $10.0 million, respectively, in troubled debt restructurings included in purchased non-covered loans. The Company has recorded $752,000 and $377,000, respectively, in previous charge-offs on such loans at December 31, 2016 and 2015. At December 31, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2016 and 2015, the Company modified purchased non-covered loans as troubled debt restructurings, with principal balances of $4.5 million and $2.7 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan losses. The Company did not transfer any troubled debt restructurings from the covered loan category to the purchased non-covered loan category during the year ended December 31, 2016 due to the expiration of the loss-sharing agreements. The following table presents the purchased non-covered loans by class modified as troubled debt restructurings, which occurred during the year ending December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	-	$-	2	$21
Real estate – construction and development	-	-	2	30
Real estate – commercial and farmland	5	2,321	5	1,051
Real estate – residential	15	2,218	8	1,541
Consumer installment	-	-	3	8
Total	20	$4,539	20	$2,651

Troubled debt restructurings included in purchased non-covered loans with an outstanding balance of $88,000 and $883,000 defaulted during the years ended December 31, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	-	$-	-	$-
Real estate – construction and development	1	9	2	30
Real estate – commercial and farmland	-	-	2	57
Real estate – residential	1	79	6	795
Consumer installment	-	-	1	1
Total	2	$88	11	$883

The following table presents the amount of troubled debt restructurings by loan class of purchased non-covered loans, classified separately as accrual and non-accrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$1	1	$15
Real estate – construction and development	2	540	3	30
Real estate – commercial and farmland	15	6,551	4	1,844
Real estate – residential	25	3,906	6	662
Consumer installment	2	6	1	-
Total	45	$11,004	15	$2,551

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$2	2	$21
Real estate – construction and development	1	363	3	42
Real estate – commercial and farmland	14	6,214	3	412
Real estate – residential	13	2,789	4	180
Consumer installment	2	5	2	3
Total	31	$9,373	14	$658

During 2016, the Company modified one loan in the purchased loan pools with a balance of $925,000. The loan was on accrual status as of December 31, 2016. The modification did not have a material impact on the Company’s allowance for loan losses. There are no other troubled debt restructurings included in the purchased loan pools.

As of December 31, 2015 and 2014, the Company had a balance of $14.6 million and $15.5 million, respectively, in troubled debt restructurings included in covered loans. The Company has recorded $791,000 and $1.2 million in previous charge-offs on such loans at December 31, 2016 and 2015, respectively. At December 31, 2016, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2016 and 2015, the Company modified covered loans as troubled debt restructurings, with principal balances of $1.4 million and $2.2 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan losses. The following table presents the covered loans by class modified as troubled debt restructurings, which occurred during the year ending December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$76	1	$1
Real estate – construction and development	-	-	3	334
Real estate – commercial and farmland	1	468	3	1,099
Real estate – residential	13	873	23	745
Consumer installment	-	-	1	8
Total	15	$1,417	31	$2,187

Troubled debt restructurings included in covered loans with an outstanding balance of $907,000 and $1.3 million defaulted during the year ended December 31, 2016 and 2015, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$76	-	$-
Real estate – construction and development	-	-	-	-
Real estate – commercial and farmland	-	-	2	145
Real estate – residential	17	831	16	1,190
Consumer installment	-	-	-	-
Total	19	$907	18	$1,335

The following table presents the amount of troubled debt restructurings by loan class of covered loans, classified separately as accrual and nonaccrual at December 31, 2016 and 2015.

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	-	$-	3	$76
Real estate – construction and development	4	818	-	-
Real estate – commercial and farmland	5	1,909	1	558
Real estate – residential	98	9,807	27	1,415
Consumer installment	1	5	-	-
Total	108	$12,539	31	$2,049

As of December 31, 2015	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	-	$-	2	$1
Real estate – construction and development	4	779	-	-
Real estate – commercial and farmland	4	1,967	3	1,067
Real estate – residential	97	10,529	26	1,116
Consumer installment	2	8	-	-
Total	107	$13,283	31	$2,184

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates. Company policy prohibits loans to executive officers. Changes in related party loans are summarized as follows:

	December 31,
	2016	2015
	(dollars in thousands)

Balance, January 1	$3,818	$4,403
Advances	78	162
Repayments	(729)	(674)
Transactions due to changes in related parties	-	(73)
Ending balance	$3,167	$3,818

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, financial and agricultural	Real estate – construction and development	Real estate – commercial and farmland	Real estate - residential	Consumer installment and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(dollars in thousands)
Twelve months ended December 31, 2016
Balance, January 1, 2016	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062
Provision for loan losses	2,647	(1,921)	107	2,757	(523)	1,981	(957)	4,091
Loans charged off	(1,999)	(588)	(708)	(1,122)	(351)	(1,066)	(493)	(6,327)
Recoveries of loans previously charged off	400	490	269	391	127	1,723	1,694	5,094
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$3,219	$244	$23,920

Period-end amount allocated to:
Loans individually evaluated for impairment(1)	$120	$266	$1,502	$2,893	$-	$1,382	$244	$6,407
Loans collectively evaluated for impairment	2,072	2,724	6,160	3,893	827	1,837	-	17,513
Ending balance	$2,192	$2,990	$7,662	$6,786	$827	$3,219	$244	$23,920

Loans:
Individually evaluated for impairment(1)	$501	$659	$12,423	$12,697	$-	$22,251	$11,890	$60,421
Collectively evaluated for impairment	966,637	362,386	1,393,796	768,321	109,401	1,428,680	26,150	5,055,371
Acquired with deteriorated credit quality	-	-	-	-	-	128,414	20,120	148,534
Ending balance	$967,138	$363,045	$1,406,219	$781,018	$109,401	$1,579,345	$58,160	$5,264,326

(1)	At December 31, 2016, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

	Commercial, financial and agricultural	Real estate – construction and development	Real estate – commercial and farmland	Real estate - residential	Consumer installment and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(dollars in thousands)
Twelve months ended December 31, 2015
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157
Provision for loan losses	(73)	278	1,221	2,067	676	344	751	5,264
Loans charged off	(1,438)	(622)	(2,367)	(1,587)	(410)	(950)	(1,759)	(9,133)
Recoveries of loans previously charged off	651	323	317	151	137	1,187	1,008	3,774

Balance, December 31, 2015	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062

Period-end amount allocated to:
Loans individually evaluated for impairment(1)	$126	$759	$1,074	$2,172	$-	$-	$-	$4,131
Loans collectively evaluated for impairment	1,018	4,250	6,920	2,588	1,574	581	-	16,931

Ending balance	$1,144	$5,009	$7,994	$4,760	$1,574	$581	$-	$21,062

Loans:
Individually evaluated for impairment(1)	$323	$1,958	$11,877	$9,554	$-	$22,672	$22,317	$68,701
Collectively evaluated for impairment	449,300	242,735	1,093,114	560,876	37,140	1,261,821	52,451	3,697,437
Acquired with deteriorated credit quality	-	-	-	-	-	80,024	62,761	142,785
Ending balance	$449,623	$244,693	$1,104,991	$570,430	$37,140	$1,364,517	$137,529	$3,908,923

(1)	At December 31, 2015, loans individually evaluated for impairment includes all nonaccrual loans greater than $200,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

	Commercial, financial and agricultural	Real estate – construction and development	Real estate – commercial and farmland	Real estate - residential	Consumer installment and Other	Purchased non-covered loans, including pools	Covered loans	Total
	(dollars in thousands)
Twelve months ended December 31, 2014
Balance, January 1, 2014	$1,823	$5,538	$8,393	$6,034	$589	$-	$-	$22,377
Provision for loan losses	1,427	(265)	3,444	(452)	567	84	843	5,648
Loans charged off	(1,567)	(592)	(3,288)	(1,707)	(471)	(84)	(1,851)	(9,560)
Recoveries of loans previously charged off	321	349	274	254	486	-	1,008	2,692

Balance, December 31, 2014	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157

Period-end amount allocated to:
Loans individually evaluated for impairment(1)	$375	$743	$1,861	$911	$-	$-	$-	$3,890
Loans collectively evaluated for impairment	1,629	4,287	6,962	3,218	1,171	-	-	17,267

Ending balance	$2,004	$5,030	$8,823	$4,129	$1,171	$-	$-	$21,157

Loans:
Individually evaluated for impairment(1)	$490	$3,709	$14,546	$8,904	$-	$-	$-	$27,649
Collectively evaluated for impairment	319,164	157,798	892,978	447,202	45,090	579,172	122,248	2,563,652
Acquired with deteriorated credit quality	-	-	-	-	-	95,067	149,031	244,098
Ending balance	$319,654	$161,507	$907,524	$456,106	$45,090	$674,239	$271,279	$2,835,399

(1)	At December 31, 2014, loans individually evaluated for impairment includes all nonaccrual loans greater than $200,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings

NOTE 6. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during years ended December 31, 2016 and 2015:

(Dollars in Thousands)	2016	2015
Balance, January 1	$16,147	$33,160
Loans transferred to other real estate owned	3,203	11,261
Net gains (losses) on sale and write-downs	(1,338)	(9,971)
Sales proceeds	(7,138)	(18,303)
Ending balance	$10,874	$16,147

The following is a summary of the activity in purchased non-covered other real estate owned during years ended December 31, 2016 and 2015:

(Dollars in Thousands)	2016	2015
Balance, January 1	$14,333	$15,585
Loans transferred to other real estate owned	4,419	4,473
Acquired in acquisitions	1,927	2,160
Transfer from covered other real estate owned due to loss-share expiration	466	3,148
Net gains (losses) on sale and write-downs	(75)	201
Sales proceeds	(9,738)	(11,234)
Ending balance	$11,332	$14,333

The following is a summary of the activity in covered other real estate owned during years ended December 31, 2016 and 2015:

(Dollars in Thousands)	2016	2015
Balance, January 1	$5,011	$19,907
Loans transferred to other real estate owned	2,810	7,910
Transfer to purchased non-covered other real estate owned due to loss-share expiration	(466)	(3,148)
Net gains (losses) on sale and write-downs	(540)	(5,926)
Sales proceeds	(5,607)	(13,732)
Ending balance	$1,208	$5,011

NOTE 7. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2016	2015
	(dollars in thousands)

Land	$38,521	$38,806
Buildings	94,533	94,310
Furniture and equipment	45,988	48,140
Construction in progress	1,533	1,393
	180,575	182,649
Accumulated depreciation	(59,358)	(61,010)
	$121,217	$121,639

Depreciation expense was approximately $9.5 million, $8.1 million, and $6.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Leases

The Company has entered into various operating leases for certain branch locations, mortgage production offices, and corporate support services. Generally, these leases are on smaller locations with initial lease terms under ten years with up to two renewal options.

Rental expense amounted to approximately $4,482,000, $2,963,000, and $2,189,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows (in thousands):

2017	$4,638
2018	4,028
2019	3,384
2020	2,658
2021	2,181
Thereafter	5,235
$22,124

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill as of December 31, 2016 and 2015 was $125,532,000 and $90,082,000, respectively. The change in the carrying value of goodwill is summarized below:

	December 31,
	2016	2015
	(dollars in thousands)
Carrying amount of goodwill at beginning of year	$90,082	$63,547
Additions related to acquisitions in current year	35,485	25,880
Fair value adjustments related to acquisitions in prior year	(35)	655
Carrying amount of goodwill at end of year	$125,532	$90,082

During 2016, the Company recorded goodwill totaling $35,485,000 related to the acquisition of JAXB. During 2015, the Company recorded $11,210,000 of goodwill on the branch purchase from Bank of America and $14,670,000 of goodwill on the Merchants acquisition. During 2016, the Company recorded a reduction of $35,000 of goodwill related to the 2015 Merchants acquisition, for total goodwill recorded of $14,634,000 in the Merchants acquisition. During 2015, the Company recorded an increase of $655,000 of goodwill related to the 2014 Coastal acquisition, for total goodwill recorded of $28,093,000 in the Coastal acquisition.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2016, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The carrying value of intangible assets as of December 31, 2016 and 2015 was $17,428,000 and $17,058,000, respectively. Intangible assets are comprised solely of core deposit intangibles. The Company recorded a core deposit intangible asset of $4,746,000 associated with the acquisition of JAXB during 2016. The Company recorded a core deposit intangible asset of $8,636,000 associated with the branch purchase from Bank of America and $3,943,000 associated with the Merchants acquisition during 2015. The amortization period used for core deposit intangibles ranges from seven to ten years. Following is a summary of information related to acquired intangible assets:

	As of December 31, 2016		As of December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(dollars in thousands)
Amortized intangible assets - core deposit premiums	$26,250	$8,822	$21,504	$4,446

The aggregate amortization expense for intangible assets was approximately $4,376,000, $3,741,000, and $2,330,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2017	$3,932
2018	3,697
2019	3,622
2020	2,915
2021	1,691
Thereafter	1,571
$17,428

NOTE 9. DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2016 and 2015 was $172.8 million and $131.5 million, respectively. The scheduled maturities of time deposits at December 31, 2016 are as follows:

(dollars in thousands)
2017	$707,938
2018	122,776
2019	94,427
2020	19,269
2021	9,388
Thereafter	3,767
$957,565

The Company did not have any brokered deposits at December 31, 2016 and 2015.

Deposits from principal officers, directors, and their affiliates at December 31, 2016 and 2015 were $5,623,000 and $7,098,000, respectively.

NOTE 10. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At December 31, 2016 and 2015, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of securities sold under repurchase agreements for the years ended December 31, 2016, 2015 and 2014:

	As of and For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Average daily balance during the year	$44,324	$50,988	$47,136
Average interest rate during the year	0.22%	0.34%	0.35%
Maximum month-end balance during the year	$56,203	$68,300	$73,310
Weighted average interest rate at year-end	0.19%	0.30%	0.31%

The following is a summary of the Company’s securities sold under agreements to repurchase at December 31, 2016 and 2015:

(dollars in thousands)	December 31, 2016	December 31, 2015
Securities sold under agreements to repurchase	$53,505	$63,585

At December 31, 2016 and 2015, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 11. EMPLOYEE BENEFIT PLANS

The Company has established a retirement plan for eligible employees. The Ameris Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The Plan also provides for non-elective and discretionary contributions. All full-time and part-time employees are eligible to participate in the Plan provided they have met the eligibility requirements. An employee is eligible to participate in the Plan after 30 days of employment and having attained an age of 18.

The aggregate expense under the Plan charged to operations during 2016, 2015 and 2014 amounted to $2,053,000, $1,430,000 $1,160,000, respectively.

NOTE 12. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $78.1 million and $64.3 million at December 31, 2016 and 2015, respectively. Accrued deferred compensation of $944,000 and $991,000 at December 31, 2016 and 2015, respectively, is included in other liabilities. Accrued supplemental executive retirement plan liabilities of $3,570,000 and $2,443,000 at December 31, 2016 and 2015, respectively, is also included in other liabilities. Aggregate compensation expense under the plans was $1,127,000, $849,000 and $743,000 per year for 2016, 2015 and 2014, respectively, which is included in salaries and employee benefits.

NOTE 13. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2016	2015
	(dollars in thousands)

Daily Rate Credit from Federal Home Loan Bank with a variable interest rate (0.80% at December 31, 2016)	$150,000	$-
Advance from Federal Home Loan Bank with a fixed rate of 0.56%, due January 6, 2017	292,500	-
Advance from Federal Home Loan Bank with a fixed rate of 1.40%, due January 9, 2017	4,002	-
Advance from Federal Home Loan Bank with a fixed rate of 1.23%, due May 30, 2017	5,006	-
Advances under revolving credit agreement with a regional bank with interest at 90-day LIBOR plus 3.50% (4.43% at December 31, 2016 and 3.92% at December 31, 2015) due September 26, 2017, secured by subsidiary bank stock	38,000	24,000
Advances under revolving credit agreement with a regional bank with a fixed interest rate of 8.00% due January 7, 2017	850	-
Advance from correspondent bank with a fixed interest rate of 4.25%, due October 5, 2019, secured by a loan receivable	77	-
Advance from correspondent bank with a fixed interest rate of 2.09%, due September 5, 2026, secured by a loan receivable	1,886	-
Subordinated debt issued by The Prosperity Banking Company due September 2016 with an interest rate of 90-day LIBOR plus 1.75% (2.28% at December 31, 2015)	-	15,000
	$492,321	$39,000

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2016, $736.4 million was available for borrowing on lines with the FHLB.

At December 31, 2016, $22.0 million was available for borrowing under the revolving credit agreement with a regional bank, secured by subsidiary bank stock.

As of December 31, 2016, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $57.0 million.

The Company also participates in the Federal Reserve discount window borrowings. At December 31, 2016, the Company had $900.1 million of loans pledged at the Federal Reserve discount window and had $588.8 million available for borrowing.

NOTE 14. PREFERRED STOCK

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

The preferred stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred stock was redeemable at any time at $1,000 per share plus any accrued and unpaid dividends with the consent of the Company’s primary federal regulator.

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

NOTE 15. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)

Current – federal	$28,749	$15,215	$10,499
Current - state	3,550	1,026	467
Deferred - federal	2,460	(344)	6,516
Deferred - state	(1,613)	-	-
	$33,146	$15,897	$17,482

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Tax at federal income tax rate	$36,836	$19,860	$19,672
Change resulting from:
Tax-exempt interest	(3,916)	(2,490)	(1,647)
Increase in cash value of bank owned life insurance	(607)	(484)	(568)
State income tax, net of federal benefit	695	667	304
Other	138	(1,656)	(279)
Provision for income taxes	$33,146	$15,897	$17,482

Net deferred income tax assets of $40,776,000 and $19,459,000 at December 31, 2016 and 2015, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2016	2015
	(dollars in thousands)
Deferred tax assets
Allowance for loan losses	$8,731	$7,372
Deferred compensation	1,648	1,202
Deferred gain on interest rate swap	296	381
Unrealized loss on interest rate swap	342	504
Nonaccrual interest	17	49
Purchase accounting adjustments	13,444	10,825
Goodwill and intangible assets	7,488	9,357
Other real estate owned	6,244	8,597
Net operating loss tax carryforward	26,414	11,179
AMT credit carryforward	813	-
Unrealized loss on securities available for sale	665	-
Capitalized costs, accrued expenses and other	680	200
	66,782	49,666
Deferred tax liabilities
Depreciation and amortization	6,188	5,591
Mortgage servicing rights	1,412	715
Subordinated debentures	9,428	7,732
FDIC-assisted transaction adjustments	8,978	14,446
Unrealized gain on securities available for sale	-	1,723
	26,006	30,207
Net deferred tax asset	$40,776	$19,459

At December 31, 2016, the Company had federal net operating loss carryforwards of approximately $72.37 million which expire at various dates from 2028 to 2035. At December 31, 2015, the Company had federal net operating loss carryforwards of approximately $31.90 million which expire at various dates from 2028 to 2033. At December 31, 2016, the Company had state net operating loss carryforwards of approximately $73.27 million which expire at various dates from 2033 to 2034.  At December 31, 2015, the Company had state net operating loss carryforwards of approximately $32.59 million which expire in 2033.  The federal net operating loss carryforwards are subject to limitations pursuant to section 382 of the Internal Revenue Code and are expected to be recovered over the next 17 to 19 years. The state net operating loss carryforwards are subject to similar limitations and are expected to be recovered over the next 17 to 18 years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company did not record any interest and penalties related to income taxes for the years ended December 31, 2016, 2015 and 2014, and the Company did not have any amount accrued for interest and penalties at December 31, 2016, 2015 and 2014.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by taxing authorities for years before 2013.

NOTE 16. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a statutory trust subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (3.80% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April 2009. There are certain circumstances (as described in the trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related debentures bear interest at 3-Month LIBOR plus 1.63% (2.59% at December 31, 2016). Distributions on the trust preferred securities are paid quarterly, with interest on the debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011. The Company’s investment in the common stock of the trust was $1,114,000 and is included in other assets.

During 2013, the Company acquired Prosperity Banking Capital Trust I, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.57% (3.57% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in July 2009.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $3,363,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust II, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $4,500,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (4.15% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2008.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $4,500,000. The aggregate principal amount of debentures outstanding was $4,640,000, and is being carried at $3,354,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $140,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust III, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (2.56% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2011.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at $5,483,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust IV, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.54% (2.50% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2012.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $2,944,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust I, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (4.03% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in October 2008.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $3,858,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust II, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (2.56% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2010.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at $5,962,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2015, the Company acquired Merchants & Southern Statutory Trust I, a statutory trust subsidiary of Merchants, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.90% (2.89% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2010.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,941,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2015, the Company acquired Merchants & Southern Statutory Trust II, a statutory trust subsidiary of Merchants, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (2.46% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2011.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,773,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Atlantic BancGroup, Inc. Statutory Trust I, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (2.46% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in September 2015.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,729,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Statutory Trust I, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $4,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.63% (3.62% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2009.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $4,000,000. The aggregate principal amount of debentures outstanding was $4,124,000, and is being carried at $3,070,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $124,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Statutory Trust II, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.73% (2.69% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2011. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,924,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Bancorp, Inc. Statutory Trust III, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $7,550,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.75% (4.71% at December 31, 2016) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2013.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2016 was $7,550,000. The aggregate principal amount of debentures outstanding was $7,784,000, and is being carried at $6,558,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $234,000 and is included in other assets.

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

NOTE 17. STOCK-BASED COMPENSATION

The Company awards its employees and directors various forms of stock-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 2,985,000 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2016, there were 968,749 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

The Company did not grant any options during 2016, 2015 or 2014. As of December 31, 2016, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance or non-performance-based options.

As of December 31, 2016, the Company has 279,727 outstanding restricted shares granted under the plans as compensation to certain employees. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is three to four years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2016, 2015 and 2014, compensation expense related to these grants was approximately $2,261,000, $1,485,000, and $2,058,000, respectively. The total income tax benefit related to these grants was approximately $721,000, $1,069,000 and $861,000 in 2016, 2015 and 2014, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any stock-based compensation expense related to stock options during 2016, 2015 and 2014. The total income tax benefit related to stock options was approximately $177,000, $102,000 and $49,000 in 2016, 2014 and 2013, respectively.

The fair value of each stock-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the activity of non-performance-based and performance-based options as of December 31, 2016 is presented below:

	Non-Performance-Based				Performance-Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	72,483	$18.55			224,132	$16.92
Granted	-	-			-	-
Exercised	(13,880)	14.38		$200	(40,714)	14.68		$765
Forfeited	-	-			(40,508)	19.67
Under option, end of year	58,603	$14.76	1.14	$1,620	142,910	$15.06	1.22	$3,909
Exercisable at end of year	58,603	$14.76	1.14	$1,620	142,910	$15.06	1.22	$3,909

A summary of the activity of non-performance-based and performance-based options as of December 31, 2015 is presented below:

	Non-Performance-Based				Performance-Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	88,111	$18.00			359,331	$16.74
Granted	-	-			-	-
Exercised	(15,628)	15.47		$242	(59,507)	15.39		$916
Forfeited	-	-			(75,691)	17.37

Under option, end of year	72,483	$18.55	2.13	$1,331	224,132	$16.92	1.80	$3,697
Exercisable at end of year	72,483	$18.55	2.13	$1,331	189,587	$15.91	2.06	$3,252

A summary of the activity of non-performance-based and performance-based options as of December 31, 2014 is presented below:

	Non-Performance-Based				Performance-Based
	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted- Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	115,459	$17.24			371,000	$16.76
Granted	-	-			-	-
Exercised	(25,395)	14.81		$148	(6,477)	11.05		$72
Forfeited	(1,953)	14.88			(5,192)	25.51
Under option, end of year	88,111	$18.00	2.71	$884	359,331	$16.74	2.11	$2,955
Exercisable at end of year	88,111	$18.00	2.71	$884	341,030	$17.23	2.00	$2,629

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2016, 2015 and 2014 is presented below:

	2016		2015		2014
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at beginning of year	285,326	$17.29	323,151	$13.46	377,725	$11.78
Granted	155,751	29.26	71,000	23.46	82,047	20.99
Vested	(154,350)	13.10	(108,825)	9.96	(126,050)	13.12
Forfeited	(7,000)	23.80	-	-	(10,571)	15.61
Nonvested shares at end of year	279,727	26.10	285,326	17.29	323,151	13.46

The balance of unearned compensation related to restricted stock grants as of December 31, 2016, 2015 and 2014 was approximately $3,878,000, $1,749,000, and $1,568,000, respectively. At December 31, 2016, the cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedge

During 2010, the Company entered into an interest rate swap to lock in a fixed rate as opposed to the contractual variable interest rate on certain junior subordinated debentures. The interest rate swap contract has a notional amount of $37.1 million and is hedging the variable rate on certain junior subordinated debentures described in Note 16 of the consolidated financial statements. The Company receives a variable rate of the 90-day LIBOR rate plus 1.63% and pays a fixed rate of 4.11%. The swap matures in September 2020.

This contract is classified as a cash flow hedge of an exposure to changes in the cash flow of a recognized liability. At December 31, 2016 and 2015, the fair value of the remaining instrument totaled a liability of $978,000 and $1,439,000, respectively. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2016, the hedge is deemed to be highly effective. Interest expense recorded on this swap transaction totaled $678,000, $822,000, and $845,000 during 2016, 2015, and 2014 and is reported as a component of interest expense on other borrowings. At December 31, 2106, the Company expected $492,000 of the unrealized loss to be reclassified as an increase of interest expense during the next 12 months.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and IRLCs to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. These mortgage banking derivatives are not designated in hedge relationships. At December 31, 2016, the Company had approximately $91.4 million of IRLCs and $150.0 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $4.3 million and a derivative liability of $0. At December 31, 2015, the Company had approximately $77.7 million of IRLCs and $123.5 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $2.7 million and a derivative liability of $137,000. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sales of mortgage loans.

The net gains (losses) relating to free-standing mortgage banking derivative instruments used for risk management are summarized below as of December 31, 2016, 2015 and 2014:

	Location	December 31, 2016	December 31, 2015	December 31, 2014
		(dollars in thousands)
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	$1,285	$(137)	$(249)
Interest rate lock commitments	Mortgage banking activity	$3,029	$2,687	$1,757

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheets as of December 31, 2016 and 2015:

	2016		2015
	Notional Amount	Fair value	Notional Amount	Fair value
	(dollars in thousands)

Included in other assets:
Forward contracts related to mortgage loans held for sale	$150,000	$1,285	$-	$-
Interest rate lock commitments	91,426	3,029	77,710	2,687
Total included in other assets	$241,426	$4,314	$77,710	$2,687

Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$-	$-	$123,500	$137
Total included in other liabilities	$-	$-	$123,500	$137

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

Loan Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2016	2015
	(dollars in thousands)

Commitments to extend credit	$1,101,257	$548,898

Unused home equity lines of credit	62,586	52,798

Financial standby letters of credit	14,257	14,712

Mortgage interest rate lock commitments	91,426	77,710

Mortgage forward contracts with positive fair value	150,000	-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments, predominantly at variable interest rates, generally have fixed expiration dates of one year or less or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2016 and 2015.

Other Commitments

As of December 31, 2016, a $75.0 million letter of credit issued by the Federal Home Loan Bank was used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013.  The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower.  As of December 31, 2016, the Company believes that it has valid bases in law and fact to overturn on appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company's assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 20. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2016, $39.0 million of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1 capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net realized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of December 31, 2016 and 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2016 and 2015, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2016
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Consolidated	$555,447	8.675%	$256,106	4.000%		—N/A—
Ameris Bank	$592,641	9.266%	$255,828	4.000%	$319,785	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Consolidated	$476,806	8.317%	$293,811	5.125%		—N/A—
Ameris Bank	$592,641	10.351%	$293,422	5.125%	$372,145	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Consolidated	$555,447	9.689%	$379,804	6.625%		—N/A—
Ameris Bank	$592,641	10.351%	$379,301	6.625%	$458,024	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Consolidated	$579,367	10.106%	$494,462	8.625%		—N/A—
Ameris Bank	$616,561	10.769%	$493,807	8.625%	$572,530	10.00%

As of December 31, 2015
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Consolidated	$462,961	8.70%	$212,771	4.00%		—N/A—
Ameris Bank	$495,615	9.32%	$212,608	4.00%	$265,760	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Consolidated	$403,322	9.54%	$190,157	4.50%		—N/A—
Ameris Bank	$495,615	11.74%	$189,949	4.50%	$274,371	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Consolidated	$462,961	10.96%	$253,543	6.00%		—N/A—
Ameris Bank	$495,615	11.74%	$253,266	6.00%	$337,687	8.00%
Total Capital to Risk Weighted Assets Total Capital Ratio (total capital to risk weighted assets):
Consolidated	$484,023	11.45%	$338,057	8.00%		—N/A—
Ameris Bank	$516,677	12.24%	$337,687	8.00%	$422,109	10.00%

The December 31, 2016 CET1 Ratios, the Tier 1 Capital Ratios, and the Total Capital Ratios displayed in the above table under the heading “For Capital Adequacy Purposes” include a capital conservation buffer of 0.625%. There was no capital conservation buffer requirement as of December 31, 2015.

FDIC Consent Order

On December 16, 2016, the Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with its bank regulatory agencies, the FDIC and the GDBF, consenting to the issuance of a consent order (the “Order”) relating to weaknesses in the Bank’s Bank Secrecy Act (together with its implementing regulations, the “BSA”) compliance program. In consenting to the issuance of the Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to its BSA compliance program.

Under the terms of the Order, the Bank or its board of directors is required to take certain affirmative actions to comply with the Bank’s obligations under the BSA. These include, but are not limited to, the following: strengthening the board of directors’ oversight of BSA activities; enhancing and adopting a revised BSA compliance program; completing a BSA risk assessment; developing a revised system of internal controls designed to ensure full compliance with the BSA; reviewing and revising customer due diligence and risk assessment processes, policies and procedures; developing, adopting and implementing effective BSA training programs; assessing BSA staffing needs and resources and appointing a qualified BSA officer; establishing an independent BSA testing program; ensuring that all reports required by the BSA are accurately and properly filed; and engaging an independent firm to review past account activity to determine whether suspicious activity was properly identified and reported.

Prior to implementation, certain of the actions required by the Order are subject to review by, and approval or non-objection from, the FDIC and the GDBF. The Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and the GDBF.

NOTE 21. FAIR VALUE MEASURES

The fair value of an asset or liability is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability. The accounting standard for disclosures about the fair value measures excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the IRLCs with borrowers. The mark to market adjustments related to loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $2.2 million, $3.5 million and $4.3 million resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2016, 2015 and 2014, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking activity in the consolidated statements of income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(dollars in thousands)

Aggregate fair value of mortgage loans held for sale	$105,924	$111,182

Aggregate unpaid principal balance	$103,691	$107,652

Past due loans of 90 days or more	$-	$-

Nonaccrual loans	$-	$-

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

The following methods and assumptions were used by the Company in estimating the fair value of its assets and liabilities recorded at fair value and for estimating the fair value of its financial instruments:

Cash, Due From Banks, Federal Funds Sold and Interest-Bearing Accounts: The carrying amount of cash, due from banks, federal funds sold and interest-bearing deposits in banks approximates fair value.

Investment Securities Available for Sale: The fair value of securities available for sale is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include certain U.S. agency bonds, mortgage-backed securities, collateralized mortgage and debt obligations, and municipal securities. The Level 2 fair value pricing is provided by an independent third party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain residual municipal securities and other less liquid securities.

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

Intangible Assets: Intangible assets consist of core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over an estimated useful life of seven to ten years.

FDIC Loss-Share Receivable/Payable: Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The shared loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The shared loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss-share receivable/payable is impacted by changes in estimated cash flows associated with these loans.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2016 and 2015:

	Fair Value Measurements on a Recurring Basis As of December 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
U.S. government sponsored agencies	$1,020	$-	$1,020	$-
State, county and municipal securities	152,035	-	152,035	-
Corporate debt securities	32,172	-	30,672	1,500
Mortgage-backed securities	637,508	-	637,508	-
Mortgage loans held for sale	105,924	-	105,924	-
Mortgage banking derivative instruments	4,314	-	4,314	-

Total recurring assets at fair value	$932,973	$-	$931,473	$1,500

Derivative financial instruments	$978	$-	$978	$-
Total recurring liabilities at fair value	$978	$-	$978	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
U.S. government sponsored agencies	$14,890	$-	$14,890	$-
State, county and municipal securities	161,316	-	161,316	-
Corporate debt securities	6,017	-	3,019	2,998
Mortgage-backed securities	600,962	-	600,962	-
Mortgage loans held for sale	111,182	-	111,182	-
Mortgage banking derivative instruments	2,687	-	2,687	-

Total recurring assets at fair value	$897,054	$-	$894,056	$2,998

Derivative financial instruments	$1,439	$-	$1,439	$-
Mortgage banking derivative instruments	137	-	137	-
Total recurring liabilities at fair value	$1,576	$-	$1,576	$-

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2016 and 2015:

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans carried at fair value	$28,253	$-	$-	$28,253
Other real estate owned	1,172	-	-	1,172
Purchased non-covered other real estate owned	11,332	-	-	11,332
Covered other real estate owned	1,208	-	-	1,208

Total nonrecurring assets at fair value	$41,965	$-	$-	$41,965

	Fair Value Measurements on a Nonrecurring Basis As of December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans carried at fair value	$27,069	$-	$-	$27,069
Other real estate owned	10,456	-	-	10,456
Purchased non-covered other real estate owned	14,333	-	-	14,333
Covered other real estate owned	5,011	-	-	5,011

Total nonrecurring assets at fair value	$56,869	$-	$-	$56,869

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

For the years ended December 31, 2016 and 2015, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
	(dollars in thousands)

As of December 31, 2016
Nonrecurring:
Impaired loans	$28,253	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	15%-100%	28%
Other real estate owned	$1,172	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	15% - 74%	22%
Purchased non-covered real estate owned	$11,332	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	15%
Covered real estate owned	$1,208	Third party appraisals	Collateral discounts and estimated costs to sell	15% - 50%	15%
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%

As of December 31, 2015
Nonrecurring:
Impaired loans	$27,069	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	29%
Other real estate owned	$10,456	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	10% - 90%	13%
Purchased non-covered real estate owned	$14,333	Third party appraisals	Collateral discounts and estimated costs to sell	10% - 69%	19%
Covered real estate owned	$5,011	Third party appraisals	Collateral discounts and estimated costs to sell	0% - 74%	12%
Recurring:
Investment securities available for sale	$2,998	Discounted par values	Credit quality of underlying issuer	0%	0%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$127,164	$127,164	$-	$-	$127,164
Federal funds sold and interest-bearing accounts	71,221	71,221	-	-	71,221
Loans, net	5,212,153	-	-	5,236,034	5,236,034
Accrued interest receivable	22,278	22,278	-	-	22,278

Financial liabilities:
Deposits	5,575,163	-	5,575,288	-	5,575,288
Securities sold under agreements to repurchase	53,505	53,505	-	-	53,505
Other borrowings	492,321	-	492,321	-	492,321
FDIC loss-share payable	6,313	-	-	8,243	8,243
Accrued interest payable	1,501	1,501	-	-	1,501
Subordinated deferrable interest debentures	84,228	-	67,321	-	67,321

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$118,518	$118,518	$-	$-	$118,518
Federal funds sold and interest-bearing accounts	272,045	272,045	-	-	272,045
Loans, net	3,971,974	-	-	3,982,606	3,982,606
FDIC loss-share receivable	6,301	-	-	(944)	(944)
Accrued interest receivable	21,274	21,274	-	-	21,274

Financial liabilities:
Deposits	4,879,290	-	4,880,294	-	4,880,294
Securities sold under agreements to repurchase	63,585	63,585	-	-	63,585
Other borrowings	39,000	-	39,000	-	39,000
Accrued interest payable	1,054	1,054	-	-	1,054
Subordinated deferrable interest debentures	69,874	-	52,785	-	52,785

NOTE 22. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in net gains on sales of securities in the consolidated statements of income. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of December 31, 2016 and 2015.

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$152	$3,201	$3,353
Reclassification for gains included in net income, net of tax	-	(61)	(61)
Current year changes, net of tax	24	(4,374)	(4,350)

Balance, December 31, 2016	$176	$(1,234)	$(1,058)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$508	$5,590	$6,098
Reclassification for gains included in net income, net of tax	-	(89)	(89)
Current year changes, net of tax	(356)	(2,300)	(2,656)

Balance, December 31, 2015	$152	$3,201	$3,353

NOTE 23. SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31, 2016
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(dollars in thousands)
Interest income	$214,310	$14,110	$6,686	$3,959	$239,065
Interest expense	18,955	-	-	739	19,694
Net interest income	195,355	14,110	6,686	3,220	219,371
Provision for loan losses	2,081	573	590	847	4,091
Noninterest income	53,168	45,162	1,790	5,681	105,801
Noninterest expense
Salaries and employee benefits	72,824	30,689	619	2,705	106,837
Occupancy and equipment expenses	22,211	1,928	4	254	24,397
Data processing and communications expenses	23,184	1,300	103	4	24,591
Other expenses	54,707	4,485	106	712	60,010
Total noninterest expense	172,926	38,402	832	3,675	215,835
Income before income tax expense	73,516	20,297	7,054	4,379	105,246
Income tax expense	22,040	7,104	2,469	1,533	33,146
Net income	51,476	13,193	4,585	2,846	72,100
Less preferred stock dividends	-	-	-	-	-

Net income available to common shareholders	$51,476	$13,193	$4,585	$2,846	$72,100
Total assets	$6,252,956	$358,497	$189,670	$90,908	$6,892,031
Other intangible assets, net	$17,428	$-	$-	$-	$17,428
Goodwill	$125,532	$-	$-	$-	$125,532

	Year Ended December 31, 2015
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(dollars in thousands)
Interest income	$174,162	$8,821	$4,137	$3,273	$190,393
Interest expense	14,385	-	-	471	14,856
Net interest income	159,777	8,821	4,137	2,802	175,537
Provision for loan losses	4,847	417	-	-	5,264
Noninterest income	44,251	34,498	1,364	5,473	85,586
Noninterest expense
Salaries and employee benefits	68,183	22,112	519	3,189	94,003
Occupancy and equipment expenses	19,320	1,674	7	194	21,195
Data processing and communications expenses	18,681	1,065	95	8	19,849
Other expenses	59,636	3,787	123	522	64,068
Total noninterest expense	165,820	28,638	744	3,913	199,115
Income before income tax expense	33,361	14,264	4,757	4,362	56,744
Income tax expense	7,713	4,992	1,665	1,527	15,897
Net income	25,648	9,272	3,092	2,835	40,847
Less preferred stock dividends	-	-	-	-	-

Net income available to common shareholders	$25,648	$9,272	$3,092	$2,835	$40,847
Total assets	$5,166,045	$246,730	$101,893	$74,272	$5,588,940
Other intangible assets, net	$17,058	$-	$-	$-	$17,058
Goodwill	$90,082	$-	$-	$-	$90,082

	Year Ended December 31, 2014
	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Total
	(dollars in thousands)
Interest income	$154,898	$5,344	$2,016	$2,308	$164,566
Interest expense	14,438	-	-	242	14,680
Net interest income	140,460	5,344	2,016	2,066	149,886
Provision for loan losses	4,822	826	-	-	5,648
Noninterest income	32,337	24,959	655	4,885	62,836
Noninterest expense
Salaries and employee benefits	55,101	15,918	255	2,604	73,878
Occupancy and equipment expenses	16,097	1,342	1	81	17,521
Data processing and communications expenses	14,436	1,043	54	18	15,551
Other expenses	39,175	3,603	392	749	43,919
Total noninterest expense	124,809	21,906	702	3,452	150,869
Income before income tax expense	43,166	7,571	1,969	3,499	56,205
Income tax expense	12,918	2,650	689	1,225	17,482
Net income	30,248	4,921	1,280	2,274	38,723
Less preferred stock dividends	286	-	-	-	286

Net income available to common shareholders	$29,962	$4,921	$1,280	$2,274	$38,437
Total assets	$3,751,503	$164,588	$58,502	$62,484	$4,037,077
Other intangible assets, net	$8,221	$-	$-	$-	$8,221
Goodwill	$63,547	$-	$-	$-	$63,547

NOTE 24. QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth certain consolidated quarterly financial information of the Company.  During the first quarter of 2016, the Company completed the acquisition of JAXB. The Company recorded approximately $4.1 million of after-tax merger related charges from this acquisition. During the fourth quarter of 2016, the Company recorded approximately $3.7 million of after-tax compliance resolution expense. During the second quarter of 2015, the Company completed the acquisition of Merchants and completed the acquisition and data conversion of 18 additional branches in South Georgia and North Florida from Bank of America. The Company recorded approximately $3.7 million of after-tax merger related charges from these acquisitions. Additionally, during the second quarter of 2015, the Company recorded $7.3 million of after-tax OREO write-downs and other credit-related resolution expenses related to an aggressive write-down on remaining non-performing assets.

	Quarters Ended December 31, 2016
	4	3	2	1
	(dollars in thousands, except per share data)
Selected Income Statement Data
Interest income	$62,956	$62,210	$59,340	$54,559
Interest expense	5,677	5,143	4,751	4,123
Net interest income	57,279	57,067	54,589	50,436
Provision for loan losses	1,710	811	889	681
Net interest income after provision for loan losses	55,569	56,256	53,700	49,755
Noninterest income	24,272	28,864	28,379	24,286
Noninterest expense	54,660	53,199	52,359	49,241
Merger and conversion charges	17	-	-	6,359
Income before income taxes	25,164	31,921	29,720	18,441
Income tax	6,987	10,364	9,671	6,124
Net income	$18,177	$21,557	$20,049	$12,317

Per Share Data
Net income – basic	$0.52	$0.62	$0.58	$0.38
Net income – diluted	0.52	0.61	0.57	0.37
Common dividends - cash	0.10	0.10	0.05	0.05

	Quarters Ended December 31, 2015
	4	3	2	1
	(dollars in thousands, except per share data)
Selected Income Statement Data
Interest income	$52,601	$51,195	$44,229	$42,368
Interest expense	3,983	3,796	3,541	3,536
Net interest income	48,618	47,399	40,688	38,832
Provision for loan losses	553	986	2,656	1,069
Net interest income after provision for loan losses	48,065	46,413	38,032	37,763
Noninterest income	22,407	24,978	20,626	17,575
Noninterest expense	51,221	47,950	51,152	40,812
Merger and conversion charges	1,807	446	5,712	15
Income before income taxes	17,444	22,995	1,794	14,511
Income tax	3,296	7,368	486	4,747
Net income	$14,148	$15,627	$1,308	$9,764

Per Share Data
Net income – basic	$0.44	$0.49	$0.04	$0.32
Net income – diluted	0.43	0.48	0.04	0.32
Common dividends - cash	0.05	0.05	0.05	0.05

NOTE 25. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(dollars in thousands)

	2016	2015

Assets
Cash and due from banks	$457	$5,847
Investment in subsidiaries	767,682	617,134
Other assets	7,706	6,717

Total assets	$775,845	$629,698

Liabilities
Other liabilities	$6,330	$6,065
Other borrowings	38,850	39,000
Subordinated deferrable interest debentures	84,228	69,874

Total liabilities	129,408	114,939

Stockholders’ equity	646,437	514,759

Total liabilities and stockholders’ equity	$775,845	$629,698

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	2016	2015	2014
Income
Dividends from subsidiaries	$34,631	$10,000	$29,000
Other income	208	59	235

Total income	34,839	10,059	29,235

Expense
Interest expense	6,280	4,813	4,558
Other expense	2,825	1,521	2,253

Total expense	9,105	6,334	6,811

Earnings before income tax benefit and equity in undistributed income of subsidiaries	25,734	3,725	22,424

Income tax benefit	2,972	2,382	2,468

Earnings before equity in undistributed income of subsidiaries	28,706	6,107	24,892

Equity in undistributed income of subsidiaries	43,394	34,740	13,831

Net income	72,100	40,847	38,723

Preferred stock dividends	-	-	286

Net income available to common shareholders	$72,100	$40,847	$38,437

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	2016	2015	2014
OPERATING ACTIVITIES
Net income	$72,100	$40,847	$38,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,261	1,485	2,058
Undistributed earnings of subsidiaries	(43,394)	(34,740)	(13,831)
(Increase) decrease in interest payable	(63)	20	(214)
Decrease in tax receivable	(3,224)	(2,656)	(256)
Provision for deferred taxes	508	188	(426)
Other operating activities	(528)	866	(1,558)
Total adjustments	(44,440)	(34,837)	(14,227)

Net cash provided by (used in) operating activities	27,660	6,010	24,496

INVESTING ACTIVITIES
Investment in subsidiary	-	(60,000)	-
Net cash proceeds received from (paid for) acquisitions	(23,205)	(49,940)	144
Net cash provided by investing activities	(23,205)	(109,940)	144

FINANCING ACTIVITIES
Issuance of common stock	-	114,889	-
Purchase of treasury shares	(1,225)	(732)	(474)
Dividends paid preferred stock	-	-	(286)
Dividends paid common stock	(8,584)	(6,439)	(4,016)
Proceeds from other borrowings	14,000	-	14,000
Repayment of other borrowings	(15,000)	-	(9,005)
Repurchase of preferred stock	-	-	(28,000)
Proceeds from exercise of stock options	964	1,191	459

Net cash provided by (used in) financing activities	(9,845)	108,909	(27,322)

Net change in cash and due from banks	(5,390)	4,979	(2,682)
Cash and due from banks at beginning of year	5,847	868	3,550

Cash and due from banks at end of year	$457	$5,847	$868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$6,343	$4,793	$4,772
Cash paid during the year for income taxes	$-	$-	$-

