Form 10-Q
period 2017-03-31
Ameris Bancorp
filed 2017-05-10
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13901

AMERIS BANCORP

(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

310 FIRST STREET, S.E., MOULTRIE, GA 31768

(Address of principal executive offices)

(229) 890-1111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 37,144,266 shares of Common Stock outstanding as of May 3, 2017.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$127,164	$127,164
Federal funds sold and interest-bearing deposits in banks	232,045	71,221
Investment securities available for sale, at fair value	830,765	822,735
Other investments	35,950	29,464
Loans held for sale, at fair value	105,637	105,924

Loans	3,785,480	3,626,821
Purchased loans	1,006,935	1,069,191
Purchased loan pools	529,099	568,314
Loans, net of unearned income	5,321,514	5,264,326
Allowance for loan losses	(25,250)	(23,920)
Loans, net	5,296,264	5,240,406

Other real estate owned, net	10,466	10,874
Purchased other real estate owned, net	11,668	12,540
Total other real estate owned, net	22,134	23,414

Premises and equipment, net	121,610	121,217
Goodwill	125,532	125,532
Other intangible assets, net	16,391	17,428
Deferred income taxes, net	41,505	40,776
Cash value of bank owned life insurance	78,442	78,053
Other assets	61,417	88,697
Total assets	$7,094,856	$6,892,031

Liabilities
Deposits:
Noninterest-bearing	$1,654,723	$1,573,389
Interest-bearing	3,987,646	4,001,774
Total deposits	5,642,369	5,575,163
Securities sold under agreements to repurchase	40,415	53,505
Other borrowings	525,669	492,321
Subordinated deferrable interest debentures	84,559	84,228
Other liabilities	43,628	40,377
Total liabilities	6,336,640	6,245,594

Commitments and Contingencies (Note 10)
Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016)	-	-
Common stock, par value $1 (100,000,000 shares authorized; 38,602,949 and 36,377,807 shares issued at March 31, 2017 and December 31, 2016, respectively)	38,603	36,378
Capital surplus	503,543	410,276
Retained earnings	231,894	214,454
Accumulated other comprehensive income (loss), net of tax	(1,209)	(1,058)
Treasury stock, at cost (1,474,235 shares and 1,456,333 shares at March 31, 2017 and December 31, 2016, respectively)	(14,615)	(13,613)

Total shareholders’ equity	758,216	646,437

Total liabilities and shareholders’ equity	$7,094,856	$6,892,031

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income
Interest and fees on loans	$61,521	$49,191
Interest on taxable securities	4,800	4,586
Interest on nontaxable securities	416	446
Interest on deposits in other banks and federal funds sold	313	336
Total interest income	67,050	54,559

Interest expense
Interest on deposits	3,763	2,741
Interest on other borrowings	2,697	1,382
Total interest expense	6,460	4,123

Net interest income	60,590	50,436
Provision for loan losses	1,836	681
Net interest income after provision for loan losses	58,754	49,755

Noninterest income
Service charges on deposit accounts	10,563	9,915
Mortgage banking activity	11,215	10,211
Other service charges, commissions and fees	709	1,111
Gain on sale of securities	-	94
Other noninterest income	3,219	2,955
Total noninterest income	25,706	24,286
Noninterest expense
Salaries and employee benefits	27,794	26,187
Occupancy and equipment expense	5,877	5,700
Data processing and communications costs	6,572	6,113
Credit resolution-related expenses	933	1,799
Advertising and marketing expense	1,106	805
Amortization of intangible assets	1,036	1,020
Merger and conversion charges	402	6,359
Other noninterest expenses	9,373	7,617
Total noninterest expense	53,093	55,600
Income before income tax expense	31,367	18,441
Income tax expense	10,214	6,124
Net income	21,153	12,317

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of ($105) and $2,011	(194)	3,734
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $0 and $33	-	(61)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax expense (benefit) of $23 and ($331)	43	(615)
Other comprehensive income (loss)	(151)	3,058
Total comprehensive income	$21,002	$15,375
Basic earnings per common share	$0.59	$0.38
Diluted earnings per common share	$0.59	$0.37
Dividends declared per common share	$0.10	$0.05
Weighted average common shares outstanding (in thousands)
Basic	35,664	32,752
Diluted	36,040	33,054

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	36,377,807	$36,378	33,625,162	$33,625
Issuance of common stock	2,141,072	2,141	2,549,469	2,549
Issuance of restricted shares	67,721	68	96,749	97
Cancellation of restricted shares	-	-	(3,000)	(3)
Proceeds from exercise of stock options	16,349	16	3,805	4
Issued at end of period	38,602,949	$38,603	36,272,185	$36,272

Capital Surplus
Balance at beginning of period		$410,276		$337,349
Share-based compensation		673		492
Issuance of common shares, net of issuance costs of $4,925 and $0		92,359		69,906
Issuance of restricted shares		(68)		(97)
Cancellation of restricted shares		-		3
Proceeds from exercise of stock options		303		73
Balance at end of period		$503,543		$407,726

Retained Earnings
Balance at beginning of period		$214,454		$152,820
Net income		21,153		12,317
Dividends on common shares		(3,713)		(1,742)
Balance at end of period		$231,894		$163,395

Accumulated Other Comprehensive Income (Loss),
Net of Tax
Unrealized gains on securities and derivatives:
Balance at beginning of period		$(1,058)		$3,353
Other comprehensive income (loss) during the period		(151)		3,058
Balance at end of period		$(1,209)		$6,411

Treasury Stock
Balance at beginning of period	1,456,333	$(13,613)	1,413,777	$(12,388)
Purchase of treasury shares	17,902	(1,002)	20,954	(588)
Balance at end of period	1,474,235	$(14,615)	1,434,731	$(12,976)

Total Shareholders’ Equity		$758,216		$600,828

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$21,153	$12,317
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	2,341	2,261
Net losses (gains) on sale or disposal of premises and equipment	295	(77)
Provision for loan losses	1,836	681
Net losses (gains) on sale of other real estate owned including write-downs	(127)	1,498
Share-based compensation expense	673	492
Amortization of intangible assets	1,036	1,020
Provision for deferred taxes	(580)	(1,665)
Net amortization of investment securities available for sale	1,697	1,441
Net gains on securities available for sale	-	(94)
Accretion of discount on purchased loans	(3,097)	(4,134)
Amortization of premium on purchased loan pools	1,148	771
Net accretion of other borrowings	(57)	-
Amortization of subordinated deferrable interest debentures	331	462
Originations of mortgage loans held for sale	(311,813)	(266,587)
Payments received on mortgage loans held for sale	430	270
Proceeds from sales of mortgage loans held for sale	294,045	279,752
Net gains on sale of mortgage loans held for sale	(9,200)	(11,405)
Originations of SBA loans	(19,003)	(17,134)
Proceeds from sales of SBA loans	4,600	13,300
Net gains on sale of SBA loans	(1,407)	(1,086)
Increase in cash surrender value of BOLI	(389)	(357)
Changes in FDIC loss-share receivable/payable, net of cash payments received	735	1,805
Change attributable to other operating activities	28,606	719
Net cash provided by (used in) operating activities	13,253	14,250

Investing Activities, net of effects of business combinations
Purchase of securities available for sale	(40,145)	(56,168)
Proceeds from maturities of securities available for sale	30,119	24,666
Proceeds from sales of securities available for sale	-	41,564
Net increase in other investments	(642)	(1,274)
Net increase in loans, excluding purchased loans	(117,681)	(94,916)
Payments received on purchased loans	63,061	52,025
Purchases of loan pools	-	(90,369)
Payments received on purchased loan pools	38,067	25,827
Purchases of premises and equipment	(1,219)	(3,694)
Proceeds from sales of premises and equipment	-	131
Proceeds from sales of other real estate owned	4,568	4,497
Payments received from (paid to) FDIC under loss-share agreements	(559)	3,299
Net cash proceeds received (paid) from acquisitions	-	(7,205)
Net cash used in investing activities	(24,431)	(101,617)
		(Continued)

AMERIS BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$67,206	$(49,863)
Net decrease in securities sold under agreements to repurchase	(13,090)	(19,844)
Proceeds from other borrowings	518,755	23,000
Repayment of other borrowings	(485,350)	-
Issuance of common stock	88,656	-
Proceeds from exercise of stock options	319	77
Dividends paid - common stock	(3,492)	(1,742)
Purchase of treasury shares	(1,002)	(588)
Net cash provided by (used in) financing activities	172,002	(48,960)
Net increase (decrease) in cash and cash equivalents	160,824	(136,327)
Cash and cash equivalents at beginning of period	198,385	390,563
Cash and cash equivalents at end of period	$359,209	$254,236

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$6,348	$4,059
Income taxes	18	804
Loans (excluding purchased loans) transferred to other real estate owned	1,657	1,044
Purchased loans transferred to other real estate owned	1,489	1,401
Loans transferred from loans held for sale to loans	45,828	23,118
Loans provided for the sales of other real estate owned	264	585
Assets acquired in business acquisitions	-	561,440
Liabilities assumed in business acquisitions	-	465,048
Issuance of common stock in acquisitions	-	72,455
Issuance of common stock in exchange for equity investment in US Premium Finance Holding Company	5,844	-
Change in unrealized gain (loss) on securities available for sale, net of tax	(194)	3,673
Change in unrealized gain (loss) on cash flow hedge (interest rate swap), net of tax	43	(615)
		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2017, the Bank operated 97 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting Policy Update

Other Investments – Other investments include Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank stock and a minority equity investment in US Premium Finance Holding Company, a Florida corporation (“USPF”). These investments do not have readily determinable fair values and are carried at cost. They are periodically reviewed for impairment based on ultimate recovery of par value or cost basis. Both stock and cash dividends are reported as income. For additional information regarding the Company’s minority equity investment in USPF, see Note 3.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

Accounting Standards Adopted in 2017

ASU 2016-09 – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. Under ASU 2016-09, companies will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. The standard eliminates the requirement that excess tax benefits be realized before companies can recognize them. The excess tax benefits will be reported as an operating activity on the statement of cash flows, and the cash paid to a tax authority when shares are withheld to satisfy a company’s statutory income tax withholding obligation will be reported as a financing activity on its statement of cash. In addition, the standard increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. ASU 2016-09 permits companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. The Company has elected to recognize forfeitures as they occur. ASU 2016-09 became effective on January 1, 2017 and did not have a material impact on the consolidated financial statements.

Accounting Standards Pending Adoption

ASU 2017-08 – “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. Under the current guidance, entities generally amortize the premium on a callable debt security as an adjustment of yield over the contractual life (to maturity date) of the instrument. This ASU does not require any accounting change in the accounting for debt securities held at a discount; the discount continues to be amortized as an adjustment of yield over the contractual life (to maturity) of the instrument. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, ASU 2017-08 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU 2017-08 to determine the potential impact the new standard will have on the Company’s results of operations, financial position and disclosures.

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

The following table presents the assets acquired and liabilities assumed of JAXB as of March 11, 2016 and their fair value estimates.

(dollars in thousands)	As Recorded by JAXB	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$9,704	$-		$-		$9,704
Federal funds sold and interest-bearing balances	7,027	-		-		7,027
Investment securities	60,836	(942	)(a)	-		59,894
Other investments	2,458	-		-		2,458
Loans	416,831	(15,746	)(b)	553	(j)	401,638
Allowance for loan losses	(12,613)	12,613	(c)	-		-
Loans, net	404,218	(3,133)		553		401,638
Other real estate owned	2,873	(1,035	)(d)	88	(k)	1,926
Premises and equipment	4,798	-		(119	)(l)	4,679
Intangible assets	288	5,566	(e)	(1,108	)(m)	4,746
Other assets	14,141	23,266	(f)	(3,524	)(n)	33,883
Total assets	$506,343	$23,722		$(4,110)		$525,955
Liabilities
Deposits:
Noninterest-bearing	$123,399	$-		$-		$123,399
Interest-bearing	277,539	421	(g)	-		277,960
Total deposits	400,938	421		-		401,359
Other borrowings	48,350	84	(h)	-		48,434
Subordinated deferrable interest debentures	16,294	(3,393	)(i)	-		12,901
Other liabilities	2,354	-		-		2,354
Total liabilities	467,936	(2,888)		-		465,048
Net identifiable assets acquired over (under) liabilities assumed	38,407	26,610		(4,110)		60,907
Goodwill	-	31,375		4,110		35,485
Net assets acquired over (under) liabilities assumed	$38,407	$57,985		$-		$96,392
Consideration:
Ameris common shares issued	2,549,469
Price per share of the Company’s common stock	$28.42
Company common stock issued	$72,455
Cash exchanged for shares	$23,937
Fair value of total consideration transferred	$96,392

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, net of the reversal of JAXB remaining fair value adjustments from their prior acquisitions.

(c)	Adjustment reflects the elimination of JAXB’s allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio, which is based largely on contracted sale prices.

(e)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(f)	Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes and the reversal of JAXB valuation allowance established on their deferred tax assets.

(g)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

(h)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the liability for other borrowings.

(i)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date, net of the reversal of JAXB remaining fair value adjustments from their prior acquisitions.

(j)	Adjustment reflects additional recording of fair value adjustment of the acquired loan portfolio.

(k)	Adjustment reflects additional recording of fair value adjustment of other real estate owned.

(l)	Adjustment reflects recording of fair value adjustment of the premises and equipment.

(m)	Adjustment reflects adjustment to the core deposit intangible on the acquired core deposit accounts.

(n)	Adjustment reflects additional recording of deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

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

(dollars in thousands)
Contractually required principal and interest	$42,314
Non-accretable difference	(9,181)
Cash flows expected to be collected	33,133
Accretable yield	(6,182)
Total purchased credit-impaired loans acquired	$26,951

The following table presents the acquired loan data for the JAXB acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$26,951	$42,314	$9,181
Acquired receivables not subject to ASC 310-30	$374,687	$488,346	$-

The results of operations of JAXB subsequent to its acquisition date are included in the Company’s consolidated statements of income and comprehensive income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisition had occurred on January 1, 2016, unadjusted for potential cost savings. Since the JAXB acquisition was completed March 11, 2016, the 2017 information was not impacted by any pro forma adjustments.

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
Net interest income and noninterest income	$86,296	$78,798
Net income	$21,153	$13,052
Net income available to common shareholders	$21,153	$13,052
Income per common share available to common shareholders – basic	$0.59	$0.38
Income per common share available to common shareholders – diluted	$0.59	$0.37
Average number of shares outstanding, basic	35,664	34,741
Average number of shares outstanding, diluted	36,040	35,043

A rollforward of all purchased loans, including loans purchased as part of the JAXB acquisition, for the three months ended March 31, 2017 and 2016 is shown below:

(dollars in thousands)	March 31, 2017	March 31, 2016
Balance, January 1	$1,069,191	$909,083
Charge-offs, net of recoveries	(803)	(678)
Additions due to acquisitions	-	401,085
Accretion	3,097	4,134
Transfers to purchased other real estate owned	(1,489)	(1,401)
Payments received	(63,061)	(52,025)
Ending balance	$1,006,935	$1,260,198

The following is a summary of changes in the accretable discounts of all purchased loans, including loans purchased as part of the JAXB acquisition, during the three months ended March 31, 2017 and 2016:

(dollars in thousands)	March 31, 2017	March 31, 2016
Balance, January 1	$30,624	$33,848
Additions due to acquisitions	-	9,991
Accretion	(3,097)	(4,134)
Accretable discounts removed due to charge-offs	(13)	355
Transfers between non-accretable and accretable discounts, net	(659)	353
Ending balance	$26,855	$40,413

NOTE 3 – INVESTMENT IN US PREMIUM FINANCE HOLDING COMPANY

On December 15, 2016, the Bank entered into a Management and License Agreement with William J. Villari and USPF pursuant to which Mr. Villari will manage a division of the Bank to be operated under the name “US Premium Finance” and which is to be engaged in the business of soliciting, originating, servicing, administering and collecting loans made for purposes of funding insurance premiums and other loans made to persons engaged in the insurance business.

Also on December 15, 2016, the Company entered into a Stock Purchase Agreement with Mr. Villari pursuant to which the Company agreed to purchase from Mr. Villari 4.99% of the outstanding shares of common stock of USPF. As consideration for such shares, the Company agreed to issue to Mr. Villari 128,572 unregistered shares of its common stock in a private placement transaction pursuant to the exemptions from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Those transactions closed on January 18, 2017, and a registration statement was filed with the Securities and Exchange Commission on February 13, 2017 to register the resale or other disposition of the shares of common stock that were issued to Mr. Villari.

The Company’s 4.99% investment in USPF was valued at $5.8 million, based upon the closing price of the Company’s common stock immediately prior to the parties’ execution of the Stock Purchase Agreement, as follows:

(dollars in thousands, except per share amount)
Ameris common shares issued	128,572
Price per share of the Company’s common stock	$45.45
Fair value of consideration transferred	$5,844

Because USPF does not have a readily determinable fair value and Ameris does not exercise significant influence over USPF, the investment is carried at cost and is included in other investments in the Company’s consolidated balance sheet. The net carrying value of the Company’s investment in USPF was $5.8 million as of March 31, 2017.

NOTE 4 – INVESTMENT SECURITIES

The Company’s investment policy blends the Company’s liquidity needs and interest rate risk management with its desire to increase income and provide funds for expected growth in loans. The investment securities portfolio consists primarily of U.S. government-sponsored mortgage-backed securities and state, county and municipal securities. The Company’s portfolio and investing philosophy concentrate activities in obligations where the credit risk is limited. For the small portion of the Company’s portfolio found to present credit risk, the Company has reviewed the investments and financial performance of the obligors and believes the credit risk to be acceptable.

The amortized cost and estimated fair value of investment securities available for sale, along with unrealized gains and losses, are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2017
U.S. government sponsored agencies	$999	$16	$-	$1,015
State, county and municipal securities	147,109	2,762	(315)	149,556
Corporate debt securities	44,801	372	(271)	44,902
Mortgage-backed securities	640,055	2,094	(6,857)	635,292
Total debt securities	$832,964	$5,244	$(7,443)	$830,765

December 31, 2016
U.S. government sponsored agencies	$999	$21	$-	$1,020
State, county and municipal securities	149,899	2,605	(469)	152,035
Corporate debt securities	32,375	167	(370)	32,172
Mortgage-backed securities	641,362	2,700	(6,554)	637,508
Total debt securities	$824,635	$5,493	$(7,393)	$822,735

The amortized cost and fair value of available-for-sale securities at March 31, 2017 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,947	$10,075
Due from one year to five years	63,050	63,720
Due from five to ten years	65,834	67,069
Due after ten years	54,078	54,609
Mortgage-backed securities	640,055	635,292
	$832,964	$830,765

Securities with a carrying value of approximately $495.5 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at March 31, 2017, compared with $618.2 million at December 31, 2016.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

March 31, 2017
U.S. government sponsored agencies	$-	$-	$-	$-	$-	$-
State, county and municipal securities	38,520	(315)	-	-	38,520	(315)
Corporate debt securities	18,430	(263)	492	(8)	18,922	(271)
Mortgage-backed securities	435,815	(6,503)	11,138	(354)	446,953	(6,857)
Total debt securities	$492,765	$(7,081)	$11,630	$(362)	$504,395	$(7,443)

December 31, 2016
U.S. government sponsored agencies	$-	$-	$-	$-	$-	$-
State, county and municipal securities	47,647	(469)	-	-	47,647	(469)
Corporate debt securities	18,377	(363)	493	(7)	18,870	(370)
Mortgage-backed securities	414,300	(6,177)	11,791	(377)	426,091	(6,554)
Total debt securities	$480,324	$(7,009)	$12,284	$(384)	$492,608	$(7,393)

As of March 31, 2017, the Company’s securities portfolio consisted of 423 securities, 192 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

At March 31, 2017, the Company held 161 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

At March 31, 2017, the Company held 22 state, county and municipal securities and nine corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at March 31, 2017 or December 31, 2016.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2017, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2017, these investments are not considered impaired on an other-than-temporary basis.

At March 31, 2017 and December 31, 2016, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	March 31, 2017	March 31, 2016
Gross gains on sales of securities	$-	$312
Gross losses on sales of securities	-	(218)
Net realized gains on sales of securities available for sale	$-	$94
Sales proceeds	$-	$41,564

NOTE 5 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from an unrelated third party consumer installment home improvement loans made to borrowers throughout the United States. As of March 31, 2017 and December 31, 2016, the net carrying value of these consumer installment home improvement loans was approximately $80.0 million and $60.8 million, respectively. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began to originate, administer and service these types of loans. As of March 31, 2017 and December 31, 2016, the net carrying value of commercial insurance premium loans was approximately $425.9 million and $353.9 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category.

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

Commercial, financial and agricultural loans include both secured and unsecured loans for working capital, expansion, crop production, commercial insurance premium finance, and other business purposes. Commercial, financial and agricultural loans also include SBA loans and municipal loans. Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Bank evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial, financial and agricultural loans.

Real estate loans include construction and development loans, commercial and farmland loans and residential loans. Construction and development loans include loans for the development of residential neighborhoods, one-to-four family home residential construction loans to builders and consumers, and commercial real estate construction loans, primarily for owner-occupied properties. The Company limits its construction lending risk through adherence to established underwriting procedures. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Company’s residential loans represent permanent mortgage financing and are secured by residential properties located within the Bank’s market areas, along with warehouse lines of credit secured by residential mortgages.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial, financial and agricultural	$1,061,599	$967,138
Real estate – construction and development	415,029	363,045
Real estate – commercial and farmland	1,458,110	1,406,219
Real estate – residential	726,795	781,018
Consumer installment	115,919	96,915
Other	8,028	12,486
	$3,785,480	$3,626,821

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased loans totaling $1.01 billion and $1.07 billion at March 31, 2017 and December 31, 2016, respectively, are not included in the above schedule.

Purchased loans are shown below according to major loan type as of the end of the periods shown:

(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial, financial and agricultural	$89,897	$96,537
Real estate – construction and development	82,378	81,368
Real estate – commercial and farmland	538,046	576,355
Real estate – residential	292,911	310,277
Consumer installment	3,703	4,654
	$1,006,935	$1,069,191

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of March 31, 2017, purchased loan pools totaled $529.1 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $521.3 million and $7.8 million of remaining purchase premium paid at acquisition. As of December 31, 2016, purchased loan pools totaled $568.3 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. At March 31, 2017 and December 31, 2016, one loan in the purchased loan pools with a principal balance of $918,000 and $925,000, respectively, was classified as a troubled debt restructuring and risk-rated grade 40, while all other loans included in the purchased loan pools were performing current loans risk-rated grade 20. At March 31, 2017 and December 31, 2016, the Company had allocated $2.1 million and $1.8 million, respectively, of allowance for loan losses for the purchased loan pools. As part of the due diligence process prior to purchasing an individual mortgage pool, a complete re-underwrite of the individual loan files was conducted. The underwriting process included a review of all income, asset, credit and property related documentation that was used to originate the loan. Underwriters utilized the originating lender’s program guidelines, as well as general prudent mortgage lending standards, to assess each individual loan file.  Additional research was conducted to assess the real estate market conditions and market expectations in the geographic areas where a collateral concentration existed. As part of this review, an automated valuation model was employed to provide current collateral valuations and to support individual loan-to-value ratios.  Additionally, a sample of site inspections was completed to provide further assurance.  The results of the due diligence review were evaluated by officers of the Company in order to determine overall conformance to the Bank’s credit and lending policies.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans:

(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial, financial and agricultural	$2,663	$1,814
Real estate – construction and development	613	547
Real estate – commercial and farmland	7,506	8,757
Real estate – residential	6,929	6,401
Consumer installment	570	595
	$18,281	$18,114

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis:

(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial, financial and agricultural	$376	$692
Real estate – construction and development	2,469	2,611
Real estate – commercial and farmland	11,465	10,174
Real estate – residential	9,276	9,476
Consumer installment	20	13
	$23,606	$22,966

The following table presents an analysis of past-due loans, excluding purchased past-due loans as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing

March 31, 2017
Commercial, financial & agricultural	$4,641	$3,756	$2,381	$10,778	$1,050,821	$1,061,599	$933
Real estate – construction & development	799	133	577	1,509	413,520	415,029	-
Real estate – commercial & farmland	2,558	1,526	6,986	11,070	1,447,040	1,458,110	-
Real estate – residential	5,088	1,011	5,945	12,044	714,751	726,795	-
Consumer installment loans	571	252	364	1,187	114,732	115,919	-
Other	-	-	-	-	8,028	8,028	-
Total	$13,657	$6,678	$16,253	$36,588	$3,748,892	$3,785,480	$933

December 31, 2016
Commercial, financial & agricultural	$565	$82	$1,293	$1,940	$965,198	$967,138	$-
Real estate – construction & development	908	446	439	1,793	361,252	363,045	-
Real estate – commercial & farmland	6,329	1,711	6,945	14,985	1,391,234	1,406,219	-
Real estate – residential	6,354	1,282	5,302	12,938	768,080	781,018	-
Consumer installment loans	624	263	350	1,237	95,678	96,915	-
Other	-	-	-	-	12,486	12,486	-
Total	$14,780	$3,784	$14,329	$32,893	$3,593,928	$3,626,821	$-

The following table presents an analysis of purchased past-due loans as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing

March 31, 2017
Commercial, financial & agricultural	$92	$6	$349	$447	$89,450	$89,897	$-
Real estate – construction & development	517	154	1,812	2,483	79,895	82,378	-
Real estate – commercial & farmland	4,220	209	6,938	11,367	526,679	538,046	-
Real estate – residential	6,629	1,315	5,751	13,695	279,216	292,911	-
Consumer installment loans	24	13	12	49	3,654	3,703	-
Total	$11,482	$1,697	$14,862	$28,041	$978,894	$1,006,935	$-

December 31, 2016
Commercial, financial & agricultural	$113	$18	$593	$724	$95,813	$96,537	$-
Real estate – construction & development	161	11	2,518	2,690	78,678	81,368	-
Real estate – commercial & farmland	2,034	326	7,152	9,512	566,843	576,355	-
Real estate – residential	4,566	698	6,835	12,099	298,178	310,277	-
Consumer installment loans	22	-	13	35	4,619	4,654	-
Total	$6,896	$1,053	$17,111	$25,060	$1,044,131	$1,069,191	$-

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016

Nonaccrual loans	$18,281	$18,114	$15,700
Troubled debt restructurings not included above	13,659	14,209	14,385
Total impaired loans	$31,940	$32,323	$30,085
Interest income recognized on impaired loans	$240	$225	$318
Foregone interest income on impaired loans	$274	$267	$242

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of March 31, 2017, December 31, 2016 and March 31, 2016:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2017
Commercial, financial & agricultural	$3,891	$202	$2,503	$2,705	$637	$2,283
Real estate – construction & development	1,875	-	1,048	1,048	356	1,140
Real estate – commercial & farmland	12,450	5,655	5,795	11,450	1,572	12,163
Real estate – residential	14,344	2,422	13,727	16,149	2,645	16,866
Consumer installment loans	666	-	588	588	6	601
Total	$33,226	$8,279	$23,661	$31,940	$5,216	$33,053

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
December 31, 2016
Commercial, financial & agricultural	$3,068	$204	$1,656	$1,860	$134	$1,613
Real estate – construction & development	2,047	-	1,233	1,233	273	1,590
Real estate – commercial & farmland	13,906	6,811	6,065	12,876	1,503	12,948
Real estate – residential	15,482	2,238	13,503	15,741	3,080	15,525
Consumer installment loans	671	-	613	613	5	576
Total	$35,174	$9,253	$23,070	$32,323	$4,995	$32,252

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2016
Commercial, financial & agricultural	$3,150	$339	$1,206	$1,545	$408	$1,544
Real estate – construction & development	3,278	230	2,022	2,252	742	2,428
Real estate – commercial & farmland	14,530	5,142	7,870	13,012	874	12,898
Real estate – residential	13,976	1,662	11,177	12,839	2,223	13,345
Consumer installment loans	519	-	437	437	7	466
Total	$35,453	$7,373	$22,712	$30,085	$4,254	$30,681

The following is a summary of information pertaining to purchased impaired loans:

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual loans	$23,606	$22,966	$32,518
Troubled debt restructurings not included above	20,448	23,543	21,501
Total impaired loans	$44,054	$46,509	$54,019

Interest income recognized on impaired loans	$379	$377	$542
Foregone interest income on impaired loans	$337	$354	$526

The following table presents an analysis of information pertaining to purchased impaired loans as of March 31, 2017, December 31, 2016 and March 31, 2016:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2017
Commercial, financial & agricultural	$2,806	$151	$225	$376	$-	$534
Real estate – construction & development	25,748	287	3,203	3,490	250	3,730
Real estate – commercial & farmland	30,419	768	17,532	18,300	855	18,467
Real estate – residential	25,855	7,155	14,713	21,868	1,091	22,529
Consumer installment loans	34	20	-	20	-	22
Total	$84,862	$8,381	$35,673	$44,054	$2,196	$45,282

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
December 31, 2016
Commercial, financial & agricultural	$5,031	$370	$322	$692	$-	$783
Real estate – construction & development	24,566	493	3,477	3,970	153	3,888
Real estate – commercial & farmland	36,174	3,598	15,036	18,634	385	17,806
Real estate – residential	27,022	7,883	15,306	23,189	1,088	23,201
Consumer installment loans	37	24	-	24	-	51
Total	$92,830	$12,368	$34,141	$46,509	$1,626	$45,729

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2016
Commercial, financial & agricultural	$7,474	$236	$3,533	$3,769	$111	$3,665
Real estate – construction & development	11,946	892	3,591	4,483	86	4,202
Real estate – commercial & farmland	25,622	8,480	15,406	23,886	350	20,943
Real estate – residential	25,231	5,815	15,931	21,746	436	22,682
Consumer installment loans	138	135	-	135	-	130
Total	$70,411	$15,558	$38,461	$54,019	$983	$51,622

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of March 31, 2017 and December 31, 2016 (in thousands):

Risk Grade	Commercial, Financial & Agricultural	Real Estate - Construction & Development	Real Estate - Commercial & Farmland	Real Estate - Residential	Consumer Installment Loans	Other	Total
March 31, 2017
10	$404,968	$-	$6,617	$53	$9,176	$-	$420,814
15	446,942	5,846	83,239	50,805	348	-	587,180
20	101,370	38,618	982,901	563,555	24,277	8,028	1,718,749
23	350	6,673	7,981	5,880	5	-	20,889
25	99,989	360,390	333,232	83,750	81,262	-	958,623
30	3,631	1,829	26,574	5,142	122	-	37,298
40	4,342	1,673	17,566	17,511	729	-	41,821
50	7	-	-	99	-	-	106
60	-	-	-	-	-	-	-
Total	$1,061,599	$415,029	$1,458,110	$726,795	$115,919	$8,028	$3,785,480

December 31, 2016
10	$397,093	$-	$8,814	$125	$8,532	$-	$414,564
15	376,323	5,390	102,893	54,136	405	-	539,147
20	97,057	36,307	889,539	609,583	25,026	12,486	1,669,998
23	366	6,803	8,533	7,470	14	-	23,186
25	92,066	307,903	357,151	88,370	62,098	-	907,588
30	144	719	22,986	5,197	126	-	29,172
40	4,089	5,923	16,303	16,038	714	-	43,067
50	-	-	-	99	-	-	99
60	-	-	-	-	-	-	-
Total	$967,138	$363,045	$1,406,219	$781,018	$96,915	$12,486	$3,626,821

The following table presents the purchased loan portfolio by risk grade as of March 31, 2017 and December 31, 2016 (in thousands):

Risk Grade	Commercial, Financial & Agricultural	Real Estate - Construction & Development	Real Estate - Commercial & Farmland	Real Estate - Residential	Consumer Installment Loans	Other	Total
March 31, 2017
10	$5,320	$-	$-	$-	$697	$-	$6,017
15	1,314	-	7,403	29,088	374	-	38,179
20	19,926	10,746	216,663	116,681	1,418	-	365,434
23	22	3,493	5,731	12,835	-	-	22,081
25	49,514	56,263	264,504	105,579	1,094	-	476,954
30	11,275	8,457	16,073	7,600	45	-	43,450
40	2,526	3,419	27,672	21,128	75	-	54,820
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$89,897	$82,378	$538,046	$292,911	$3,703	$-	$1,006,935

December 31, 2016
10	$5,722	$-	$-	$-	$814	$-	$6,536
15	1,266	-	7,619	31,331	570	-	40,786
20	16,204	10,686	194,168	111,712	1,583	-	334,353
23	22	3,643	9,019	14,791	-	-	27,475
25	67,123	56,006	323,242	121,379	1,276	-	569,026
30	5,072	7,271	15,039	7,605	45	-	35,032
40	1,128	3,762	27,268	23,459	366	-	55,983
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-
Total	$96,537	$81,368	$576,355	$310,277	$4,654	$-	$1,069,191

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

The Company’s policy states that in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard and placed on nonaccrual status until such time the borrower has demonstrated the ability to service the loan payments based on the restructured terms – generally defined as six months of satisfactory payment history. Missed payments under the original loan terms are not considered under the new structure; however, subsequent missed payments are considered non-performance and are not considered toward the six month required term of satisfactory payment history. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment and approved by the Company’s Chief Credit Officer.

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2017 and 2016 totaling $16.2 million and $36.8 million, respectively, under such parameters.

As of March 31, 2017 and December 31, 2016, the Company had a balance of $16.6 million and $18.2 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $1.2 million previous charge-offs on such loans at both March 31, 2017 and December 31, 2016. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $2.9 million and $3.1 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ending March 31, 2017 and 2016, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $93,000 and $1.7 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the three months ending March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$12
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	-	-	2	1,605
Real estate – residential	1	77	1	60
Consumer installment	4	16	-	-
Total	5	$93	4	$1,676

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $1.6 million and $793,000 defaulted during the three months ended March 31, 2017 and 2016, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents for loans, excluding purchased loans, the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ending March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$55	2	$7
Real estate – construction & development	1	26	1	18
Real estate – commercial & farmland	3	150	1	194
Real estate – residential	18	1,380	9	563
Consumer installment	8	21	1	11
Total	33	$1,632	14	$793

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at March 31, 2017 and December 31, 2016:

March 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$43	15	$142
Real estate – construction & development	7	435	2	34
Real estate – commercial & farmland	14	3,944	5	1,617
Real estate – residential	78	9,220	20	998
Consumer installment	8	18	33	129
Total	110	$13,660	75	$2,920

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$47	15	$114
Real estate – construction & development	8	686	2	34
Real estate – commercial & farmland	16	4,119	5	2,970
Real estate – residential	82	9,340	15	739
Consumer installment	7	17	32	130
Total	117	$14,209	69	$3,987

As of March 31, 2017 and December 31, 2016, the Company had a balance of $27.4 million and $28.1 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.5 million in previous charge-offs on such loans at both March 31, 2017 and December 31, 2016. At March 31, 2017, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ending March 31, 2017 and 2016, the Company modified purchased loans as troubled debt restructurings, with principal balances of $355,000 and $1.1 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the three months ending March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	1	$76
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	1	231	2	504
Real estate – residential	1	124	2	488
Consumer installment	-	-	-	-
Total	2	$355	5	$1,068

Troubled debt restructurings included in purchased loans with an outstanding balance of $2.1 million and $1.1 million defaulted during the three months ended March 31, 2017 and 2016, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents purchased loan troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ending March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	-	$-
Real estate – construction & development	2	336	1	12
Real estate – commercial & farmland	3	1,149	1	613
Real estate – residential	8	565	7	489
Consumer installment	-	-	-	-
Total	13	$2,050	9	$1,114

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at March 31, 2017 and December 31, 2016.

March 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	3	$16
Real estate – construction & development	3	1,020	7	421
Real estate – commercial & farmland	16	6,835	10	3,996
Real estate – residential	120	12,592	34	2,528
Consumer installment	-	-	2	8
Total	140	$20,448	56	$6,969

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	4	$91
Real estate – construction & development	6	1,358	3	30
Real estate – commercial & farmland	20	8,460	5	2,402
Real estate – residential	123	13,713	33	2,077
Consumer installment	3	11	1	-
Total	153	$23,543	46	$4,600

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

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio. Mortgage warehouse lines of credit, overdraft protection loans, commercial insurance premium finance loans, and certain consumer and mortgage loans serviced by outside processors are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor to be applied to the loan balance to determine the adequate amount of reserve. All relationships greater than $1.0 million and a sample of relationships greater than $250,000 are reviewed annually by the Bank’s independent internal loan review department. As a result of these loan reviews, certain loans may be identified as having deteriorating credit quality. Other loans that surface as problem loans may also be assigned specific reserves. Past-due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the independent internal loan review department.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017, the year ended December 31, 2016 and the three months ended March 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial & Agricultural	Real Estate – Construction & Development	Real Estate – Commercial & Farmland	Real Estate – Residential	Consumer Installment Loans and Other	Purchased Loans	Purchased Loan Pools	Total
Three months ended March 31, 2017:
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920
Provision for loan losses	641	640	217	(791)	174	706	249	1,836
Loans charged off	(104)	(53)	(9)	(216)	(164)	(556)	-	(1,102)
Recoveries of loans previously charged off	69	20	9	61	17	420	-	596
Balance, March 31, 2017	$2,798	$3,597	$7,879	$5,840	$854	$2,196	$2,086	$25,250

Period-end allocation:
Loans individually evaluated for impairment (1)	$626	$354	$1,574	$2,538	$-	$2,196	$376	$7,664
Loans collectively evaluated for impairment	2,172	3,243	6,305	3,302	854	-	1,710	17,586
Ending balance	$2,798	$3,597	$7,879	$5,840	$854	$2,196	$2,086	$25,250

Loans:
Individually evaluated for impairment (1)	$1,937	$843	$11,260	$9,630	$-	$35,673	$3,446	$62,789
Collectively evaluated for impairment	1,059,662	414,186	1,446,850	717,165	123,947	836,146	525,653	5,123,609
Acquired with deteriorated credit quality	-	-	-	-	-	135,116	-	135,116
Ending balance	$1,061,599	$415,029	$1,458,110	$726,795	$123,947	$1,006,935	$529,099	$5,321,514

(1)	At March 31, 2017, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial & Agricultural	Real Estate – Construction & Development	Real Estate – Commercial & Farmland	Real Estate - Residential	Consumer Installment Loans and Other	Purchased Loans	Purchased Loan Pools	Total
Twelve months ended December 31, 2016:
Balance, January 1, 2016	$1,144	$5,009	$7,994	$4,760	$1,574	$-	$581	$21,062
Provision for loan losses	2,647	(1,921)	107	2,757	(523)	(232)	1,256	4,091
Loans charged off	(1,999)	(588)	(708)	(1,122)	(351)	(1,559)	-	(6,327)
Recoveries of loans previously charged off	400	490	269	391	127	3,417	-	5,094
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920

Period-end allocation:
Loans individually evaluated for impairment (1)	$120	$266	$1,502	$2,893	$-	$1,626	$-	$6,407
Loans collectively evaluated for impairment	2,072	2,724	6,160	3,893	827	-	1,837	17,513
Ending balance	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920

Loans:
Individually evaluated for impairment (1)	$501	$659	$12,423	$12,697	$-	$34,141	$-	$60,421
Collectively evaluated for impairment	966,637	362,386	1,393,796	768,321	109,401	886,516	568,314	5,055,371
Acquired with deteriorated credit quality	-	-	-	-	-	148,534	-	148,534
Ending balance	$967,138	$363,045	$1,406,219	$781,018	$109,401	$1,069,191	$568,314	$5,264,326

(1)	At December 31, 2016, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial & Agricultural	Real Estate – Construction & Development	Real Estate – Commercial & Farmland	Real Estate - Residential	Consumer Installment Loans and Other	Purchased Loans	Purchased Loan Pools	Total
Three months ended March 31, 2016:
Balance, December 31, 2015	$1,144	$5,009	$7,994	$4,760	$1,574	$-	$581	$21,062
Provision for loan losses	788	(1,051)	(669)	25	399	464	725	681
Loans charged off	(406)	(155)	(347)	(468)	(59)	(379)	-	(1,814)
Recoveries of loans previously charged off	73	122	121	314	25	898	-	1,553
Balance, March 31, 2016	$1,599	$3,925	$7,099	$4,631	$1,939	$983	$1,306	$21,482

Period-end allocation:
Loans individually evaluated for impairment (1)	$400	$733	$873	$2,153	$-	$983	$-	$5,142
Loans collectively evaluated for impairment	1,199	3,192	6,226	2,478	1,939	-	1,306	16,340
Ending balance	$1,599	$3,925	$7,099	$4,631	$1,939	$983	$1,306	$21,482

Loans:
Individually evaluated for impairment (1)	$799	$1,604	$12,050	$9,540	$-	$38,461	$-	$62,454
Collectively evaluated for impairment	433,274	263,216	1,142,837	619,598	45,089	1,007,754	656,734	4,168,502
Acquired with deteriorated credit quality	-	-	-	-	-	213,983	-	213,983
Ending balance	$434,073	$264,820	$1,154,887	$629,138	$45,089	$1,260,198	$656,734	$4,444,939

(1)	At March 31, 2016, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

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

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. At the acquisition dates, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these ASC 310-30 loans at the acquisition dates, based on the provisions of this statement. Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected. If the expected cash flows expected to be collected increases, then the Company adjusts the amount of accretable discount recognized on a prospective basis over the loan’s remaining life. If the expected cash flows expected to be collected decreases, then the Company records a provision for loan loss in its consolidated statements of income and comprehensive income.

Each acquisition with loss-sharing agreements has separate agreements for the single family residential assets (“SFR”) and the non-single family assets (“NSF”). The SFR agreements cover losses and recoveries for ten years. The NSF agreements are for eight years. During the first five years, losses and recoveries are covered. During the final three years, only recoveries, net of expenses, are covered. The AUB SFR agreement was terminated during 2012 and Ameris received a payment of $87,000. The AUB and USB NSF agreements passed their five-year anniversaries during the fourth quarter of 2014, the SCB NSF agreement passed its five-year anniversary during the second quarter of 2015, the FBJ, TBC and DBT NSF agreements passed their five-year anniversaries during the fourth quarter of 2015, the HTB and OGB NSF agreements passed their five-year anniversaries during the third quarter of 2016, and the CBG NSF passed its five-year anniversary during the first quarter of 2017. Losses will no longer be reimbursed on these agreements. MBT did not have a loss-sharing agreement.

At March 31, 2017, the Company’s FDIC loss-sharing payable totaled $6.5 million, which is comprised of an accrued clawback liability of $9.4 million, less $1.5 million in current activity incurred but not yet remitted to the FDIC (net charge-offs offset by reimbursable expenses) and remaining indemnification of $1.4 million (for reimbursements associated with anticipated losses in future quarters).

The following table summarizes components of all covered assets at March 31, 2017 and December 31, 2016 and their origin:

(dollars in thousands)	Covered Loans	Less: Fair Value Adjustments	Total Covered Loans	OREO	Less: Fair Value Adjustments	Total Covered OREO	Total Covered Assets	FDIC Loss- Share Receivable (Payable)
March 31, 2017
AUB	$-	$-	$-	$-	$-	$-	$-	$(34)
USB	3,118	12	3,106	-	-	-	3,106	(1,655)
SCB	3,989	36	3,953	-	-	-	3,953	(19)
FBJ	3,714	433	3,281	-	-	-	3,281	(255)
DBT	11,655	486	11,169	-	-	-	11,169	(4,229)
TBC	1,737	-	1,737	-	-	-	1,737	(48)
HTB	1,899	30	1,869	-	-	-	1,869	708
OGB	1,068	32	1,036	-	-	-	1,036	(1,040)
CBG	11,454	881	10,573	215	-	215	10,788	83
Total	$38,634	$1,910	$36,724	$215	$-	$215	$36,939	$(6,489)

December 31, 2016
AUB	$-	$-	$-	$-	$-	$-	$-	$(27)
USB	3,199	13	3,186	51	-	51	3,237	(1,642)
SCB	4,019	51	3,968	-	-	-	3,968	(32)
FBJ	3,767	452	3,315	-	-	-	3,315	(234)
DBT	12,166	565	11,601	-	-	-	11,601	(4,591)
TBC	1,679	-	1,679	-	-	-	1,679	(33)
HTB	1,913	33	1,880	-	-	-	1,880	734
OGB	1,077	32	1,045	-	-	-	1,045	(993)
CBG	33,449	1,963	31,486	1,161	4	1,157	32,643	505
Total	$61,269	$3,109	$58,160	$1,212	$4	$1,208	$59,368	$(6,313)

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of March 31, 2017 and December 31, 2016, the Company has recorded a clawback liability of $9.4 million and $9.3 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-share agreement.

Changes in the FDIC shared-loss receivable (payable) for the three months ended March 31, 2017 and 2016 are as follows:

(dollars in thousands)	March 31, 2017	March 31, 2016
Beginning balance, January 1	$(6,313)	$6,301
Payments paid to (received from) FDIC	559	(3,299)
Amortization	(415)	(1,545)
Changes in clawback liability	(101)	(91)
Increase in receivable due to:
Net charge-offs (recoveries) on covered loans	(224)	(673)
Loss (gain) on covered other real estate owned	(15)	581
Reimbursable expenses on covered assets	171	244
Other activity, net	(151)	(321)
Ending balance	$(6,489)	$1,197

The FDIC loss-sharing payable is included in other liabilities in the consolidated balance sheets. The FDIC loss-sharing receivable is included in other assets in the consolidated balance sheets.

NOTE 7 – OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the three months ended March 31, 2017 and 2016:

(dollars in thousands)	March 31, 2017	March 31, 2016
Beginning balance, January 1	$10,874	$16,147
Loans transferred to other real estate owned	1,657	1,044
Net gains (losses) on sale and write-downs recorded in statement of income	(322)	(736)
Sales proceeds	(1,743)	(1,488)
Ending balance	$10,466	$14,967

The following is a summary of the activity in purchased other real estate owned during the three months ended March 31, 2017 and 2016:

(dollars in thousands)	March 31, 2017	March 31, 2016
Beginning balance, January 1	$12,540	$19,344
Loans transferred to other real estate owned	1,489	1,401
Acquired in acquisitions	-	1,838
Portion of gains (losses) on sale and write-downs payable (receivable from) the FDIC under loss-sharing agreements	15	-
Net gains (losses) on sale and write-downs recorded in statement of income	449	(763)
Sales proceeds	(2,825)	(3,008)
Ending balance	$11,668	$18,812

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At March 31, 2017 and December 31, 2016, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017	December 31, 2016
Securities sold under agreements to repurchase	$40,415	$53,505

At March 31, 2017 and December 31, 2016, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 9 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At March 31, 2017 and December 31, 2016, there were $525.7 million and $492.3 million, respectively, in outstanding other borrowings.

Other borrowings consist of the following:

(dollars in thousands)	March 31, 2017	December 31, 2016
FHLB borrowings:
Advance from FHLB due April 6, 2017; fixed interest rate of 0.71%	$445,000	$-
Advance from FHLB due May 30, 2017; fixed interest rate of 1.23%	5,002	5,006
Daily Rate Credit from FHLB with a variable interest rate (0.80% at December 31, 2016)	-	150,000
Advance from FHLB due January 6, 2017; fixed interest rate of 0.56%	-	292,500
Advance from FHLB due January 9, 2017; fixed interest rate of 1.40%	-	4,002
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $1,245; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	73,755	-
Other debt:
Advance from correspondent bank due October 5, 2019; secured by a loan receivable; fixed interest rate of 4.25%	70	77
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,842	1,886
Advances under revolving credit agreement with a regional bank due September 26, 2017; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (4.43% at December 31, 2016)	-	38,000
Advances under revolving credit agreement with a regional bank due January 7, 2017; fixed interest rate of 8.00%	-	850
Total	$525,669	$492,321

The advances from the FHLB are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2017, $766.4 million was available for borrowing on lines with the FHLB.

At March 31, 2017, $60.0 million was available for borrowing under the revolving credit agreement with a regional bank, secured by subsidiary bank stock.

As of March 31, 2017, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $82.0 million.

The Company also participates in the Federal Reserve discount window borrowings program. At March 31, 2017, the Company had $907.8 million of loans pledged at the Federal Reserve discount window and had $594.7 million available for borrowing.

Subordinated Notes Payable

On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027 (the “subordinated notes”). The subordinated notes were sold to the public at par pursuant to an underwriting agreement and were issued pursuant to an indenture and a supplemental indenture. The subordinated notes will mature on March 15, 2027 and through March 14, 2022 will bear a fixed rate of interest of 5.75% per annum, payable semi-annually in arrears on September 15 and March 15 of each year. Beginning March 15, 2022, the interest rate on the subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month LIBOR plus 3.616%, payable quarterly in arrears on June 15, September 15, December 15, and March 15 of each year to the maturity date or earlier redemption.

On any scheduled interest payment date beginning March 15, 2022, the Company may, at its option, redeem the subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The subordinated notes are unsecured and rank equally with all other unsecured subordinated indebtedness of the Company, including any subordinated indebtedness issued in the future under the indenture governing the subordinated notes. The subordinated notes are subordinated in right of payment to all senior indebtedness of the Company. The subordinated notes are obligations of the Company only and are not guaranteed by any subsidiaries, including the Bank. Additionally, the subordinated notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries, meaning that creditors of the Company’s subsidiaries (including, in the case of the Bank, its depositors) generally will be paid from those subsidiaries’ assets before holders of the subordinated notes have any claim to those assets.

For regulatory capital adequacy purposes, the subordinated notes qualify as Tier 2 capital for the Company. If in the future the subordinated notes no longer qualify as Tier 2 capital, the subordinated notes may be redeemed by the Company at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, subject to prior approval by the Board of Governors of the Federal Reserve System.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the Company’s balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the Company’s commitments is as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Commitments to extend credit	$1,167,344	$1,101,257
Unused home equity lines of credit	62,927	62,586
Financial standby letters of credit	15,810	14,257
Mortgage interest rate lock commitments	124,565	91,426
Mortgage forward contracts with positive fair value	-	150,000

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

Other Commitments

As of March 31, 2017, a $75.0 million letter of credit issued by the FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013.  The order is currently on appeal to the South Carolina Court of Appeals and the Company is asserting it had no fiduciary responsibility to the borrower.  As of March 31, 2017, the Company believes that it has valid bases in law and fact to overturn on appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 11 – SHAREHOLDERS’ EQUITY

On January 18, 2017, the Company issued 128,572 unregistered shares of its common stock to William J. Villari in exchange for 4.99% of the outstanding shares of common stock of USPF. A registration statement was filed with the Securities and Exchange Commission on February 13, 2017 to register the resale or other disposition of such shares. The issuance of the 128,572 common shares was valued at $45.45 per share, resulting in an increase in shareholders’ equity of $5.8 million. For additional information regarding the investment in USPF, see Note 3.

On March 6, 2017, the Company completed an underwritten public offering of 2,012,500 shares of the Company’s common stock at a price to the public of $46.50 per share. The Company received net proceeds from the issuance of approximately $88.7 million, after deducting $4.9 million in underwriting discounts and commissions and other issuance costs.

In March 2017, the Company made a capital contribution to the Bank in the amount of $110.0 million, using the net proceeds of the March 6, 2017 issuance of common stock as well as a portion of the net proceeds of the March 13, 2017 issuance of the Company’s 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027 discussed in Note 9.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and an interest rate swap derivative designated as a cash flow hedge. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2017 and 2016:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$176	$(1,234)	$(1,058)
Current year changes, net of tax	43	(194)	(151)
Balance, March 31, 2017	$219	$(1,428)	$(1,209)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$152	$3,201	$3,353
Reclassification for gains included in net income, net of tax	-	(61)	(61)
Current year changes, net of tax	(615)	3,734	3,119
Balance, March 31, 2016	$(463)	$6,874	$6,411

NOTE 13 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended March 31,
(share data in thousands)	2017	2016
Average common shares outstanding	35,664	32,752
Common share equivalents:
Stock options	120	114
Nonvested restricted share grants	256	188
Average common shares outstanding, assuming dilution	36,040	33,054

For the three-month periods ended March 31, 2017 and 2016, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 14 – FAIR VALUE MEASURES

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

The Company’s loans held for sale are carried at fair value and are comprised of the following:

(dollars in thousands)	March 31, 2017	December 31, 2016
Mortgage loans held for sale	$86,635	$105,924
SBA loans held for sale	19,002	-
Total loans held for sale	$105,637	$105,924

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $3.0 million and $3.0 million resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017	December 31, 2016
Aggregate fair value of mortgage loans held for sale	$86,635	$105,924
Aggregate unpaid principal balance	83,649	103,691
Past-due loans of 90 days or more	-	-
Nonaccrual loans	-	-

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

Other Investments: FHLB stock, Federal Reserve Bank stock and the Company’s minority equity investment in USPF are included in other investment securities at original cost basis. These investments do not have readily determinable fair values and are carried at original cost basis. It is not practical to determine the fair value of these investments due to restrictions placed on transferability. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Cost basis approximates fair value for these investments.

Loans Held for Sale: The Company records loans held for sale at fair value. The fair value of loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

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

Subordinated Deferrable Interest Debentures: The fair value of the Company’s trust preferred securities is based primarily upon discounted cash flows using rates for securities with similar terms and remaining maturities and are classified as Level 2.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of March 31, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements on a Recurring Basis As of March 31, 2017
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$1,015	$-	$1,015	$-
State, county and municipal securities	149,556	-	149,556	-
Corporate debt securities	44,902	-	43,402	1,500
Mortgage-backed securities	635,292	-	635,292	-
Loans held for sale	105,637	-	105,637	-
Mortgage banking derivative instruments	4,704	-	4,704	-
Total recurring assets at fair value	$941,106	$-	$939,606	$1,500

Financial liabilities:
Derivative financial instruments	$806	$-	$806	$-
Mortgage banking derivative instruments	572	-	572	-
Total recurring liabilities at fair value	$1,378	$-	$1,378	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2016
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$1,020	$-	$1,020	$-
State, county and municipal securities	152,035	-	152,035	-
Corporate debt securities	32,172	-	30,672	1,500
Mortgage-backed securities	637,508	-	637,508	-
Loans held for sale	105,924	-	105,924	-
Mortgage banking derivative instruments	4,314	-	4,314	-
Total recurring assets at fair value	$932,973	$-	$931,473	$1,500

Financial liabilities:
Derivative financial instruments	$978	$-	$978	$-
Total recurring liabilities at fair value	$978	$-	$978	$-

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements on a Nonrecurring Basis
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Impaired loans carried at fair value	$27,643	$-	$-	$27,643
Other real estate owned	2,841	-	-	2,841
Purchased other real estate owned	11,668	-	-	11,668
Total nonrecurring assets at fair value	$42,152	$-	$-	$42,152
December 31, 2016
Impaired loans carried at fair value	$28,253	$-	$-	$28,253
Other real estate owned	1,172	-	-	1,172
Purchased other real estate owned	12,540	-	-	12,540
Total nonrecurring assets at fair value	$41,965	$-	$-	$41,965

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of other real estate owned include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2017 and the year ended December 31, 2016, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2017 Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$27,643	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 99%	28%
Other real estate owned	$2,841	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	15% - 83%	21%
Purchased other real estate owned	$11,668	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	14%

December 31, 2016 Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,253	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 100%	28%
Other real estate owned	$1,172	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	15% - 74%	22%
Purchased other real estate owned	$12,540	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	15%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at March 31, 2017 Using:
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$127,164	$127,164	$-	$-	$127,164
Federal funds sold and interest-bearing accounts	232,045	232,045	-	-	232,045
Loans, net	5,268,621	-	-	5,289,414	5,289,414
Accrued interest receivable	20,412	20,412	-	-	20,412
Financial liabilities:
Deposits	$5,642,369	$-	$5,642,757	$-	$5,642,757
Securities sold under agreements to repurchase	40,415	40,415	-	-	40,415
Other borrowings	525,669	-	526,914	-	526,914
Subordinated deferrable interest debentures	84,559	-	68,507	-	68,507
FDIC loss-share payable	6,489	-	-	8,002	8,002
Accrued interest payable	1,614	1,614	-	-	1,614

		Fair Value Measurements at December 31, 2016 Using:
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$127,164	$127,164	$-	$-	$127,164
Federal funds sold and interest-bearing accounts	71,221	71,221	-	-	71,221
Loans, net	5,212,153	-	-	5,236,034	5,236,034
Accrued interest receivable	22,278	22,278	-	-	22,278
Financial liabilities:
Deposits	5,575,163	-	5,575,288	-	5,575,288
Securities sold under agreements to repurchase	53,505	53,505	-	-	53,505
Other borrowings	492,321	-	492,321	-	492,321
Subordinated deferrable interest debentures	84,228	-	67,321	-	67,321
FDIC loss-share payable	6,313	-	-	8,243	8,243
Accrued interest payable	1,501	1,501	-	-	1,501

NOTE 15 – SEGMENT REPORTING

The Company has the following five reportable segments: Banking Division, Retail Mortgage Division, Warehouse Lending Division, SBA Division and Premium Finance Division. The Banking Division derives its revenues from the delivery of full-service financial services, including commercial loans, consumer loans and deposit accounts. The Retail Mortgage Division derives its revenues from the origination, sales and servicing of one-to-four family residential mortgage loans. The Warehouse Lending Division derives its revenues from the origination and servicing of warehouse lines to other businesses that are secured by underlying one-to-four family residential mortgage loans. The SBA Division derives its revenues from the origination, sales and servicing of SBA loans. The Premium Finance Division derives its revenues from the origination and servicing of commercial insurance premium finance loans.

The Banking, Retail Mortgage, Warehouse Lending, SBA and Premium Finance Divisions are managed as separate business units because of the different products and services they provide. The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers.

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$54,212	$4,054	$1,333	$1,213	$6,238	$67,050
Interest expense	4,086	1,078	228	306	762	6,460
Net interest income	50,126	2,976	1,105	907	5,476	60,590
Provision for loan losses	1,982	8	(232)	48	30	1,836
Noninterest income	13,013	10,513	319	1,815	46	25,706
Noninterest expense
Salaries and employee benefits	18,844	7,216	147	591	996	27,794
Equipment and occupancy expenses	5,257	519	1	51	49	5,877
Data processing and telecommunications expenses	6,043	317	27	1	184	6,572
Other expenses	9,241	1,141	32	211	2,225	12,850
Total noninterest expense	39,385	9,193	207	854	3,454	53,093
Income before income tax expense	21,772	4,288	1,449	1,820	2,038	31,367
Income tax expense	6,856	1,501	507	637	713	10,214
Net income	$14,916	$2,787	$942	$1,183	$1,325	$21,153
Total assets	$6,100,876	$378,897	$107,937	$76,405	$430,741	$7,094,856
Goodwill	125,532	-	-	-	-	125,532
Other intangible assets, net	16,391	-	-	-	-	16,391

	Three Months Ended March 31, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$49,779	$3,020	$1,019	$741	$-	$54,559
Interest expense	3,296	590	92	145	-	4,123
Net interest income	46,483	2,430	927	596	-	50,436
Provision for loan losses	681	-	-	-	-	681
Noninterest income	12,735	9,624	333	1,594	-	24,286
Noninterest expense
Salaries and employee benefits	18,989	6,347	188	663	-	26,187
Equipment and occupancy expenses	5,150	488	1	61	-	5,700
Data processing and telecommunications expenses	5,820	272	20	1	-	6,113
Other expenses	16,436	956	25	183	-	17,600
Total noninterest expense	46,395	8,063	234	908	-	55,600
Income before income tax expense	12,142	3,991	1,026	1,282	-	18,441
Income tax expense	3,919	1,397	359	449	-	6,124
Net income	$8,223	$2,594	$667	$833	$-	$12,317
Total assets	$5,634,850	$260,038	$137,461	$65,422	$-	$6,097,771
Goodwill	121,512	-	-	-	-	121,512
Other intangible assets, net	21,892	-	-	-	-	21,892

NOTE 16 – REGULATORY MATTERS

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

Prior to implementation, certain of the actions required by the Order were subject to review by, and approval or non-objection from, the FDIC and the GDBF. The Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and the GDBF. The Bank expects that it will continue to meet the required actions within the time periods specified in the Order based upon ongoing communications with its regulators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following: legislative and regulatory initiatives; additional competition in our markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by us; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which we are subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in our filings with the Securities and Exchange Commission under the Exchange Act.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2017, as compared with December 31, 2016, and operating results for the three-month periods ended March 31, 2017 and 2016. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share data)	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016

Results of Operations:
Net interest income	$60,590	$57,279	$57,067	$54,589	$50,436
Net interest income (tax equivalent)	62,108	58,897	58,024	55,525	51,177
Provision for loan losses	1,836	1,710	811	889	681
Non-interest income	25,706	24,272	28,864	28,379	24,286
Non-interest expense	53,093	54,677	53,199	52,359	55,600
Income tax expense	10,214	6,987	10,364	9,671	6,124
Net income available to common shareholders	21,153	18,177	21,557	20,049	12,317
Selected Average Balances:
Investment securities	$862,616	$856,671	$857,433	$850,435	$806,699
Loans held for sale	77,617	102,926	105,859	96,998	82,803
Loans	3,678,149	3,145,714	2,897,771	2,653,171	2,410,747
Purchased loans	1,034,983	1,101,907	1,199,175	1,239,409	970,570
Purchased loan pools	547,057	590,617	629,666	630,503	627,178
Earning assets	6,347,807	5,925,634	5,780,455	5,574,608	5,106,011
Assets	6,915,965	6,573,344	6,330,350	6,138,757	5,618,397
Deposits	5,491,324	5,490,657	5,221,219	5,211,355	4,874,310
Shareholders’ equity	695,830	653,991	640,382	616,361	542,264
Period-End Balances:
Investment securities	$866,715	$852,199	$862,702	$862,771	$849,905
Loans held for sale	105,637	105,924	126,263	102,757	97,439
Loans	3,785,480	3,626,821	3,091,039	2,819,071	2,528,007
Purchased loans	1,006,935	1,069,191	1,129,381	1,193,635	1,260,198
Purchased loan pools	529,099	568,314	624,886	610,425	656,734
Earning assets	6,525,911	6,293,670	5,925,072	5,656,932	5,499,656
Total assets	7,094,856	6,892,031	6,493,495	6,221,294	6,097,771
Deposits	5,642,369	5,575,163	5,306,098	5,179,532	5,230,787
Shareholders’ equity	758,216	646,437	642,583	625,915	600,828
Per Common Share Data:
Earnings per share - basic	$0.59	$0.52	$0.62	$0.58	$0.38
Earnings per share - diluted	$0.59	$0.52	$0.61	$0.57	$0.37
Book value per common share	$20.42	$18.51	$18.42	$17.96	$17.25
Tangible book value per common share	$16.60	$14.42	$14.38	$13.89	$13.13
End of period shares outstanding	37,128,714	34,921,474	34,891,304	34,847,311	34,837,454
Weighted Average Shares Outstanding:
Basic	35,664,420	34,915,459	34,869,747	34,832,621	32,752,063
Diluted	36,040,240	35,293,035	35,194,739	35,153,311	33,053,554
Market Price:
High intraday price	$49.50	$47.70	$36.20	$32.76	$33.81
Low intraday price	$41.60	$34.61	$28.90	$27.73	$24.96
Closing price for quarter	$46.10	$43.60	$34.95	$29.70	$29.58
Average daily trading volume	242,982	191,894	166,841	215,409	253,779
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.05	$0.05
Closing price to book value	2.26	2.36	1.90	1.65	1.71
Performance Ratios:
Return on average assets	1.24%	1.10%	1.35%	1.31%	0.88%
Return on average common equity	12.33%	11.06%	13.39%	13.08%	9.14%
Average loans to average deposits	97.20%	89.99%	92.55%	88.65%	83.94%
Average equity to average assets	10.06%	9.95%	10.12%	10.04%	9.65%
Net interest margin (tax equivalent)	3.97%	3.95%	3.99%	4.01%	4.03%
Efficiency ratio	61.52%	67.05%	61.91%	63.11%	74.41%

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $21.2 million, or $0.59 per diluted share, for the quarter ended March 31, 2017, compared with $12.3 million, or $0.37 per diluted share, for the same period in 2016. The Company’s return on average assets and average shareholders’ equity were 1.24% and 12.33%, respectively, in the first quarter of 2017, compared with 0.88% and 9.14%, respectively, in the first quarter of 2016. During the first quarter of 2017 and 2016, the Company incurred pre-tax merger and conversion charges of $402,000 and $6.4 million, respectively, as well as pre-tax losses on the sale of premises totaling $295,000 in 2017 and pre-tax gains on the sale of premises of $77,000 in 2016. Excluding these merger and conversion charges and losses and gains on the sale of premises, the Company’s net income would have been $21.6 million, or $0.60 per diluted share, for the first quarter of 2017 and $16.4 million, or $0.50 per diluted share, for the first quarter of 2016.

Below is a reconciliation of adjusted operating net income to net income, as discussed above.

	For the Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net income available to common shareholders	$21,153	$12,317
Adjustment items:
Merger and conversion charges	402	6,359
Losses (gains) on sale of premises	295	(77)
Tax effect of management adjusted charges	(244)	(2,199)

After tax management-adjusted charges	453	4,083

Adjusted operating net income	$21,606	$16,400

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the first quarter of 2017 and 2016, respectively:

	Three Months Ended March 31, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$54,212	$4,054	$1,333	$1,213	$6,238	$67,050
Interest expense	4,086	1,078	228	306	762	6,460
Net interest income	50,126	2,976	1,105	907	5,476	60,590
Provision for loan losses	1,982	8	(232)	48	30	1,836
Noninterest income	13,013	10,513	319	1,815	46	25,706
Noninterest expense
Salaries and employee benefits	18,844	7,216	147	591	996	27,794
Equipment and occupancy expenses	5,257	519	1	51	49	5,877
Data processing and telecommunications expenses	6,043	317	27	1	184	6,572
Other expenses	9,241	1,141	32	211	2,225	12,850
Total noninterest expense	39,385	9,193	207	854	3,454	53,093
Income before income tax expense	21,772	4,288	1,449	1,820	2,038	31,367
Income tax expense	6,856	1,501	507	637	713	10,214
Net income	$14,916	$2,787	$942	$1,183	$1,325	$21,153

	Three Months Ended March 31, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$49,779	$3,020	$1,019	$741	$-	$54,559
Interest expense	3,296	590	92	145	-	4,123
Net interest income	46,483	2,430	927	596	-	50,436
Provision for loan losses	681	-	-	-	-	681
Noninterest income	12,735	9,624	333	1,594	-	24,286
Noninterest expense
Salaries and employee benefits	18,989	6,347	188	663	-	26,187
Equipment and occupancy expenses	5,150	488	1	61	-	5,700
Data processing and telecommunications expenses	5,820	272	20	1	-	6,113
Other expenses	16,436	956	25	183	-	17,600
Total noninterest expense	46,395	8,063	234	908	-	55,600
Income before income tax expense	12,142	3,991	1,026	1,282	-	18,441
Income tax expense	3,919	1,397	359	449	-	6,124
Net income	$8,223	$2,594	$667	$833	$-	$12,317

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended March 31, 2017 and 2016. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Quarter Ended March 31,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$147,385	$313	0.86%	$208,014	$336	0.65%
Investment securities	862,616	5,440	2.56	806,699	5,188	2.59
Loans held for sale	77,617	653	3.41	82,803	755	3.67
Loans	3,678,149	43,157	4.76	2,410,747	28,684	4.79
Purchased loans	1,034,983	15,173	5.95	970,570	15,193	6.30
Purchased loan pools	547,057	3,832	2.84	627,178	5,144	3.30
Total interest-earning assets	6,347,807	68,568	4.38	5,106,011	55,300	4.36
Noninterest-earning assets	568,158			512,386
Total assets	$6,915,965			$5,618,397

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,925,280	$2,078	0.29%	$2,666,383	$1,551	0.23%
Time deposits	961,549	1,685	0.71	845,920	1,190	0.57
Federal funds purchased and securities sold under agreements to repurchase	42,589	20	0.19	52,787	35	0.27
FHLB advances	525,583	907	0.70	9,648	23	0.96
Other borrowings	47,738	559	4.75	42,096	370	3.54
Subordinated deferrable interest debentures	84,379	1,211	5.82	72,589	954	5.29
Total interest-bearing liabilities	4,587,118	6,460	0.57	3,689,423	4,123	0.45
Demand deposits	1,604,495			1,362,007
Other liabilities	28,522			24,703
Shareholders’ equity	695,830			542,264
Total liabilities and shareholders’ equity	$6,915,965			$5,618,397
Interest rate spread			3.81%			3.91%
Net interest income		$62,108			$51,177
Net interest margin			3.97%			4.03%

On a tax-equivalent basis, net interest income for the first quarter of 2017 was $62.1 million, an increase of $10.9 million, or 21.4%, compared with $51.2 million reported in the same quarter in 2016. The higher net interest income is a result of growth in average interest earning assets which increased $1.2 billion, or 24.3%, from $5.1 billion in the first quarter of 2016 to $6.3 billion for the first quarter of 2017. The Company’s net interest margin increased during the first quarter of 2017 to 3.97%, compared with 3.95% during the fourth quarter of 2016, but decreased compared with 4.03% reported in the first quarter of 2016.

Total interest income, on a tax-equivalent basis, during the first quarter of 2017 was $68.6 million, compared with $55.3 million in the same quarter of 2016. Yields on earning assets increased to 4.38%, compared with 4.36% reported in the first quarter of 2016. During the first quarter of 2017, loans comprised 84.1% of earning assets, compared with 80.1% in the same quarter of 2016. This increase is a result of growth in average legacy loans which increased $1.3 billion, or 52.6%, to $3.7 billion in the first quarter 2017 from $2.4 billion in the same period of 2016. Yields on legacy loans decreased to 4.76% in the first quarter of 2017, compared with 4.79% in the same period of 2016. The yield on purchased loans decreased from 6.30% in the first quarter of 2016 to 5.95% during the first quarter of 2017. Accretion income for the first quarter of 2017 was $2.8 million, compared with $2.9 million in the first quarter of 2016. Excluding the effect of accretion on purchased loans, the yield on purchased loans was 5.08% for the first three months 2016, compared with 4.84% in the same period of 2017. Yields on purchase loan pools declined from 3.30% in the first quarter of 2016 to 2.84% in the same period in 2017 due to higher purchase premium amortization reflecting accelerated prepayments. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

The yield on total interest-bearing liabilities increased from 0.45% in the first quarter of 2016 to 0.57% in the first quarter of 2017. Total funding costs, inclusive of noninterest bearing demand deposits, increased to 0.42% in the first quarter of 2017, compared with 0.33% during the first quarter of 2016. Deposit costs increased from 0.23% in the first quarter of 2016 to 0.28% in the first quarter of 2017. Non-deposit funding costs decreased from 3.14% in the first quarter of 2016 to 1.56% in the first quarter of 2017. The decrease in non-deposit funding costs was driven primarily by an increased utilization of low rate short-term FHLB advances. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 82.5% of total deposits in the first quarter of 2017, compared with 82.6% during the first quarter of 2016. Average balances of interest bearing deposits and their respective costs for the first quarter of 2017 and 2016 are shown below:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,169,567	0.17%	$1,137,076	0.17%
MMDA	1,486,972	0.42%	1,278,199	0.33%
Savings	268,741	0.06%	251,108	0.07%
Retail CDs < $100,000	444,195	0.51%	438,122	0.47%
Retail CDs > $100,000	517,354	0.88%	406,699	0.67%
Brokered CDs	-	-%	1,099	0.73%
Interest-bearing deposits	$3,886,829	0.39%	$3,512,303	0.31%

Provision for Loan Losses

The Company’s provision for loan losses during the first quarter of 2017 amounted to $1.8 million, compared with $1.7 million in the fourth quarter of 2016 and $681,000 in the first quarter of 2016. At March 31, 2017, classified loans still accruing totaled $47.2 million, compared with $43.3 million at December 31, 2016. Non-performing assets as a percentage of total assets decreased from 0.94% at December 31, 2016 to 0.92% at March 31, 2017. Net charge-offs on legacy loans during the first quarter of 2017 were approximately $370,000, or 0.04% of average legacy loans on an annualized basis, compared with approximately $780,000, or 0.13%, in the first quarter of 2016. The Company’s allowance for loan losses allocated to legacy loans at March 31, 2017 was $21.0 million, or 0.55% of legacy loans, compared with $20.5 million, or 0.56% of legacy loans, at December 31, 2016. The Company’s total allowance for loan losses at March 31, 2017 was $25.3 million, or 0.47% of total loans, increasing from $23.9 million, or 0.45% of total loans, at December 31, 2016.

Noninterest Income

Total non-interest income for the first quarter of 2017 was $25.7 million, compared with $24.3 million in the first quarter of 2016.  Service charges on deposit accounts in the first quarter of 2017 increased to $10.6 million, compared with $9.9 million in the first quarter of 2016. Stronger growth in commercial and treasury management accounts contributed to the growth in income, as did growth in core deposit accounts that resulted from the Company’s acquisition of JAXB in March 2016. Income from mortgage-related activities continued to increase, from $10.2 million in the first quarter of 2016, to $11.2 million in the first quarter of 2017, as a result of the Company’s higher levels of production. Total production in the first quarter of 2017 amounted to $311.8 million, compared with $268.6 million in the same quarter of 2016, while spreads (gain on sale) decreased to 3.45% in the current quarter compared with 4.10% in the same quarter of 2016. The retail mortgage open pipeline finished the first quarter of 2017 at $146.3 million, compared with $111.6 million at the beginning of the first quarter of 2017 and $161.5 million at the end of the first quarter of 2016. Other service charges, commissions and fees decreased to $709,000 during the first quarter of 2017, compared with $1.1 million during the first quarter of 2016. Other non-interest income increased to $3.2 million for the first quarter of 2017, compared with $3.0 million during the first quarter of 2016.

Noninterest Expense

Total non-interest expenses for the first quarter of 2017 decreased $2.5 million, or 4.5%, to $53.1 million, compared with $55.6 million in the same quarter 2016. Salaries and employee benefits increased from $26.2 million in the first quarter of 2016 to $27.8 million in the first quarter of 2017 as a result of staff additions for the premium finance division and increased staffing related to the Company’s ongoing BSA compliance efforts. Occupancy and equipment expense increased to $5.9 million in the first quarter of 2017, compared with $5.7 million in the first quarter of 2016. Data processing and telecommunications expense increased to $6.6 million in the first quarter of 2017, compared with $6.1 million in the first quarter of 2016. Credit resolution-related expenses decreased from $1.8 million in the first quarter of 2016 to $933,000 in the first quarter of 2017. During the first quarter of 2017, the Company incurred merger and conversion charges of $402,000, compared with $6.4 million, for the first quarter of 2016. The large amount of merger and conversion charges in the prior year was related to acquisition of JAXB in March 2016. Other noninterest expenses increased from $7.6 million in the first quarter of 2016 to $9.4 million in the first quarter of 2017.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2017, the Company reported income tax expense of $10.2 million, compared with $6.1 million in the same period of 2016. This increase in income tax expense is directly correlated to the increase in pre-tax income for the periods. The Company’s effective tax rate for the three months ending March 31, 2017 and 2016 was 32.6% and 33.2%, respectively.

Financial Condition as of March 31, 2017

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2017, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2017, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

(dollars in thousands)	Amortized Cost	Fair Value	Book Yield	Modified Duration	Estimated Cash Flows 12 months

March 31, 2017
U.S. government sponsored agencies	$999	$1,015	3.20%	0.68	$1,000
State, county and municipal securities	147,109	149,556	3.74%	5.23	8,368
Corporate debt securities	44,801	44,902	3.72%	5.86	3,000
Mortgage-backed securities	640,055	635,292	2.39%	4.25	94,604
Total debt securities	$832,964	$830,765	2.70%	4.51	$106,972

(dollars in thousands)	Amortized Cost	Fair Value	Book Yield	Modified Duration	Estimated Cash Flows 12 months
December 31, 2016
U.S. government sponsored agencies	$999	$1,020	3.20%	0.92	$1,000
State, county and municipal securities	149,899	152,035	3.73%	5.34	7,884
Corporate debt securities	32,375	32,172	2.94%	4.87	2,000
Mortgage-backed securities	641,362	637,508	2.38%	4.33	94,081
Total debt securities	$824,635	$822,735	2.65%	4.53	$104,965

Loans and Allowance for Loan Losses

At March 31, 2017, gross loans outstanding (including purchased loans, purchased loan pools, and loans held for sale) were $5.43 billion, an increase from $5.37 billion reported at December 31, 2016. Loans held for sale remained stable from $105.9 million at December 31, 2016 to $105.6 million at March 31, 2017. Legacy loans (excluding purchased loans and purchased loan pools) increased $158.7 million, from $3.63 billion at December 31, 2016 to $3.79 billion at March 31, 2017, driven primarily by increased growth in commercial, financial and agricultural, construction and development, and commercial real estate loan categories. Purchased loans decreased $62.3 million, from $1.07 billion at December 31, 2016 to $1.01 billion at March 31, 2017, due to paydowns of $63.1 million, transfers to other real estate owned of $1.5 million and charge-offs of $803,000, partially offset by accretion of $3.1 million. Purchased loan pools decreased $39.2 million, from $568.3 million at December 31, 2016 to $529.1 million at March 31, 2017 due to payments on the portfolio of $38.1 million and premium amortization of $1.1 million during the first three months of 2017.

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

At the end of the first quarter of 2017, the allowance for loan losses allocated to legacy loans totaled $21.0 million, or 0.55% of legacy loans, compared with $20.5 million, or 0.56% of legacy loans, at December 31, 2016. The similarity in the allowance for loan losses as a percentage of legacy loans reflects the stability in the credit risk of our portfolio, both from the mix of loan and collateral types and the credit quality of the loan portfolio. Our legacy nonaccrual loans increased slightly from $18.1 million at December 31, 2016 to $18.3 million at March 31, 2017. For the first three months of 2017, our legacy net charge off ratio as a percentage of average legacy loans decreased to 0.04%, compared with 0.14% and 0.13% for the three-month periods ended December 31, 2016 and March 31, 2016, respectively. The provision for loan losses for the three months ended March 31, 2017 increased to $1.8 million, compared with $1.7 million and $681,000 during the three-month periods ended December 31, 2016 and March 31, 2016, respectively. Our ratio of nonperforming assets to total assets decreased from 0.94% at December 31, 2016 to 0.92% at March 31, 2017.

The balance of the allowance for loan losses allocated to loans collectively evaluated for impairment increased 0.4%, or $73,000, during the first three months of 2017, while the balance of loans collectively evaluated for impairment increased 1.3%, or $68.2 million, during the same period. A significant portion of the loan growth was concentrated in lower risk categories such as commercial premium finance loans and did not require as large of an allowance for loan losses as other categories of loans. In addition to the change of type of loan growth, we also experienced a decline in our historical loss rates on all loan portfolios. We consider a four year loss rate on all loan categories and our charge off ratio has been steadily declining over that period. We have adjusted the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as weak commodity prices for agriculture products, growth rates of certain loan types and other factors management deems appropriate. As a percentage of all loans collectively evaluated for impairment, the allowance allocated to those loans decreased one basis point, from 0.35% at December 31, 2016 to 0.34% at March 31, 2017. The largest decrease was in the legacy residential real estate category, which decreased from 0.51% at December 31, 2016 to 0.46% at March 31, 2017. The reason for this decline is the positive trend in net losses within that category.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment increased 19.6%, or $1.3 million, during the first three months of 2017, while the balance of loans individually evaluated for impairment increased 3.9%, or $2.4 million, during the same period. The majority of this increase in the allowance for loan losses allocated to loans individually evaluated for impairment is attributable to the legacy commercial, financial and agricultural loan category and purchased loans.

The following tables present an analysis of the allowance for loan losses as of and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Balance of allowance for loan losses at beginning of period	$23,920	$21,062
Provision charged to operating expense	1,836	681
Charge-offs:
Commercial, financial and agricultural	104	406
Real estate – residential	216	468
Real estate – commercial and farmland	9	347
Real estate – construction and development	53	155
Consumer installment and Other	164	59
Purchased loans	556	379
Purchased loan pools	-	-
Total charge-offs	1,102	1,814
Recoveries:
Commercial, financial and agricultural	69	73
Real estate – residential	61	314
Real estate – commercial and farmland	9	121
Real estate – construction and development	20	122
Consumer installment and Other	17	25
Purchased loans	420	898
Purchased loan pools	-	-
Total recoveries	596	1,553
Net charge-offs	506	261
Balance of allowance for loan losses at end of period	$25,250	$21,482

	As of and for the Three Months Ended March 31, 2017
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$20,968	$2,196	$2,086	$25,250
Net charge-offs (recoveries) for the period	370	136	-	506
Loan balances:
End of period	3,785,480	1,006,935	529,099	5,321,514
Average for the period	3,678,149	1,034,983	547,057	5,260,189
Net charge-offs as a percentage of average loans	0.04%	0.05%	0.00%	0.04%
Allowance for loan losses as a percentage of end of period loans	0.55%	0.22%	0.39%	0.47%

	As of and for the Three Months Ended March 31, 2016
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$19,193	$983	$1,306	$21,482
Net charge-offs (recoveries) for the period	780	(519)	-	261
Loan balances:
End of period	2,528,007	1,260,198	656,734	4,444,939
Average for the period	2,410,747	970,570	627,178	4,008,495
Net charge-offs as a percentage of average loans	0.13%	(0.22%)	0.00%	0.03%
Allowance for loan losses as a percentage of end of period loans	0.76%	0.08%	0.20%	0.48%

Purchased Assets

Loans that were acquired in transactions, including those that are covered by the loss-sharing agreements with the FDIC (“purchased loans”), totaled $1.01 billion and $1.07 billion at March 31, 2017 and December 31, 2016, respectively. OREO that was acquired in transactions, including OREO that is covered by the loss-sharing agreements with the FDIC, totaled $11.7 million and $12.5 million, at March 31, 2017 and December 31, 2016, respectively.

The Bank initially recorded the loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans are adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the three months ended March 31, 2017 and 2016, the Company recorded for purchased loans a net provision for loan loss of $706,000 and $464,000, respectively. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Purchased loans are shown below according to loan type as of the end of the periods shown:

(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial, financial and agricultural	$89,897	$96,537
Real estate – construction and development	82,378	81,368
Real estate – commercial and farmland	538,046	576,355
Real estate – residential	292,911	310,277
Consumer installment	3,703	4,654
	$1,006,935	$1,069,191

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of March 31, 2017, purchased loan pools totaled $529.1 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $521.3 million and $7.8 million of remaining purchase premium paid at acquisition. As of December 31, 2016, purchased loan pools totaled $568.3 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. The Company has allocated approximately $2.1 million and $1.8 million of the allowance for loan losses to the purchased loan pools at March 31, 2017 and December 31, 2016, respectively.

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

Nonaccrual loans, excluding purchased loans, totaled $18.3 million at March 31, 2017, a slight increase of 0.9% from $18.1 million reported at December 31, 2016. Nonaccrual purchased loans totaled $23.6 million at March 31, 2017, compared with $23.0 million at December 31, 2016. At March 31, 2017, OREO, excluding purchased OREO, totaled $10.4 million, compared with $10.9 million at December 31, 2016. Purchased OREO totaled $11.7 million at March 31, 2017, compared with $12.5 million at December 31, 2016. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2017, total non-performing assets decreased to 0.92% of total assets, compared with 0.94% at December 31, 2016.

Non-performing assets at March 31, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans, excluding purchased loans	$18,281	$18,114
Nonaccrual purchased loans	23,606	22,966
Nonaccrual purchased loan pools	-	-
Accruing loans delinquent 90 days or more	933	-
Foreclosed assets, excluding purchased assets	10,466	10,874
Purchased other real estate owned	11,668	12,540
Total non-performing assets	$64,954	$64,494

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of March 31, 2017 and December 31, 2016, the Company had a balance of $16.6 million and $18.2 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at March 31, 2017 and December 31, 2016:

March 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$43	15	$142
Real estate – construction & development	7	435	2	34
Real estate – commercial & farmland	14	3,944	5	1,617
Real estate – residential	78	9,220	20	998
Consumer installment	8	18	33	129
Total	110	$13,660	75	$2,920

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$47	15	$114
Real estate – construction & development	8	686	2	34
Real estate – commercial & farmland	16	4,119	5	2,970
Real estate – residential	82	9,340	15	739
Consumer installment	7	17	32	130
Total	117	$14,209	69	$3,987

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2017 and December 31, 2016:

March 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	10	$65	8	$119
Real estate – construction & development	6	409	3	60
Real estate – commercial & farmland	13	3,910	6	1,652
Real estate – residential	69	8,136	29	2,081
Consumer installment	22	71	19	76
Total	120	$12,591	65	$3,988

December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	12	$82	7	$79
Real estate – construction & development	8	686	2	34
Real estate – commercial & farmland	16	4,119	5	2,970
Real estate – residential	84	9,248	13	831
Consumer installment	25	76	14	71
Total	145	$14,211	41	$3,985

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2017 and December 31, 2016:

March 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	8	$1,479	7	$320
Forgiveness of principal	2	1,173	1	119
Forbearance of principal	7	2,153	10	356
Rate reduction only	12	1,556	1	29
Rate reduction, forbearance of interest	33	2,273	23	481
Rate reduction, forbearance of principal	8	1,714	27	1,489
Rate reduction, forgiveness of interest	39	3,307	2	111
Rate reduction, forgiveness of principal	1	5	4	15
Total	110	$13,660	75	$2,920

December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$1,685	5	$146
Forgiveness of principal	3	1,303	-	-
Forbearance of principal	8	2,210	9	315
Rate reduction only	12	1,573	1	29
Rate reduction, forbearance of interest	38	2,618	21	1,647
Rate reduction, forbearance of principal	8	1,734	29	1,506
Rate reduction, forgiveness of interest	37	3,086	3	341
Rate reduction, forgiveness of principal	-	-	1	3
Total	117	$14,209	69	$3,987

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and nonaccrual at March 31, 2017 and December 31, 2016:

March 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$673	1	$81
Raw land	9	736	2	34
Apartments	-	-	3	1,501
Hotel and motel	3	1,492	-	-
Office	3	472	-	-
Retail, including strip centers	3	1,251	1	35
1-4 family residential	78	9,013	22	1,004
Automobile/equipment/CD	9	21	45	263
Unsecured	1	2	1	2
Total	110	$13,660	75	$2,920

December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$763	-	$-
Raw land	9	742	2	34
Apartments	-	-	3	1,505
Hotel and motel	3	1,525	-	-
Office	3	477	-	-
Retail, including strip centers	4	1,298	-	-
1-4 family residential	82	9,340	17	746
Church	-	-	2	1,465
Automobile/equipment/CD	10	61	44	233
Unsecured	1	3	1	4
Total	117	$14,209	69	$3,987

As of March 31, 2017 and December 31, 2016, the Company had a balance of $27.4 million and $28.1 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at March 31, 2017 and December 31, 2016:

March 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	3	$16
Real estate – construction & development	3	1,020	7	421
Real estate – commercial & farmland	16	6,835	10	3,996
Real estate – residential	120	12,592	34	2,528
Consumer installment	-	-	2	8
Total	140	$20,448	56	$6,969

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	4	$91
Real estate – construction & development	6	1,358	3	30
Real estate – commercial & farmland	20	8,460	5	2,402
Real estate – residential	123	13,713	33	2,077
Consumer installment	3	11	1	-
Total	153	$23,543	46	$4,600

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2017 and December 31, 2016:

March 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	3	$16
Real estate – construction & development	6	1,041	4	400
Real estate – commercial & farmland	23	9,682	3	1,148
Real estate – residential	124	13,006	30	2,114
Consumer installment	2	8	-	-
Total	156	$23,738	40	$3,678

December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$16	2	$76
Real estate – construction & development	8	1,378	1	9
Real estate – commercial & farmland	25	10,862	-	-
Real estate – residential	126	13,484	30	2,306
Consumer installment	4	11	-	-
Total	166	$25,751	33	$2,391

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2017 and December 31, 2016:

March 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	6	$1,259	9	$1,844
Forbearance of principal	7	1,986	6	1,675
Forbearance of principal, extended amortization	1	76	1	315
Rate reduction only	77	12,467	13	1,375
Rate reduction, forbearance of interest	15	1,046	21	946
Rate reduction, forbearance of principal	10	1,629	4	200
Rate reduction, forgiveness of interest	24	1,985	2	614
Total	140	$20,448	56	$6,969

December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$3,553	4	$207
Forbearance of principal	7	2,003	5	1,528
Payment modification only	-	-	-	-
Forbearance of principal, extended amortization	1	78	1	323
Rate reduction only	78	12,710	13	1,385
Rate reduction, forbearance of interest	20	1,387	19	632
Rate reduction, forbearance of principal	11	1,617	3	231
Rate reduction, forgiveness of interest	24	2,195	1	294
Total	153	$23,543	46	$4,600

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and nonaccrual at March 31, 2017 and December 31, 2016:

March 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,476	-	$-
Raw land	3	1,042	8	937
Hotel and motel	1	152	1	538
Office	2	490	1	463
Retail, including strip centers	7	4,467	1	188
1-4 family residential	122	12,820	37	3,314
Church	-	-	2	1,455
Automobile/equipment/CD	1	1	6	74
Total	140	$20,448	56	$6,969

December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,532	-	$-
Raw land	7	1,919	4	86
Hotel and motel	1	154	1	558
Office	3	967	-	-
Retail, including strip centers	7	4,489	1	197
1-4 family residential	127	14,470	33	2,318
Church	-	-	1	1,298
Automobile/equipment/CD	4	12	6	143
Total	153	$23,543	46	$4,600

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

As of March 31, 2017, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2017 and December 31, 2016. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased loans:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$497,407	9%	$444,412	8%
Multi-family loans	138,069	3%	130,723	3%
Nonfarm non-residential loans (excluding owner occupied)	1,016,635	19%	985,496	19%
Total CRE Loans (excluding owner occupied)	1,652,111	31%	1,560,631	30%
All other loan types	3,669,403	69%	3,703,695	70%

Total Loans	$5,321,514	100%	$5,264,326	100%

The following table outlines the percentage of total CRE loans, net of owner occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of March 31, 2017 and December 31, 2016:

	Internal Limit	March 31, 2017 Actual	December 31, 2016 Actual
Construction and development	100%	66%	72%
Commercial real estate	300%	220%	253%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At March 31, 2017, the Company’s short-term investments were $232.0 million, compared with $71.2 million at December 31, 2016. At March 31, 2017, the Company did not have any federal funds sold and all $232.0 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at March 31, 2017 and December 31, 2016 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of approximately $806,000 and $978,000 at March 31, 2017 and December 31, 2016, respectively.

The Company has fair value hedges with a combined notional amount of $20.0 million at March 31, 2017 for the purpose of hedging the change in fair value of certain fixed rate loans. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $258,000 and a liability of approximately $49,000 at March 31, 2017. At December 31, 2016, the Company had fair value hedges with a combined notional amount of $20.2 million. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $229,000 and a liability of approximately $96,000 at December 31, 2016.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $4.7 million and $4.3 million at March 31, 2017 and December 31, 2016, respectively, and a liability of approximately $572,000 and $0 at March 31, 2017 and December 31, 2016, respectively.

No material hedge ineffectiveness from cash flow or fair value hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

On March 6, 2017, the Company completed an underwritten public offering of 2,012,500 shares of the Company’s common stock at a price to the public of $46.50 per share. The Company received net proceeds from the issuance of approximately $88.7 million, after deducting $4.9 million underwriting discounts and commissions and other issuance costs.

In March 2017, the Company made a capital contribution to the Bank in the amount of $110.0 million, using the net proceeds of the March 6, 2017 issuance of common stock as well as a portion of the net proceeds of the March 13, 2017 issuance of the Company’s 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027.

Capital management consists of providing equity to support both current and anticipated future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board (the “FRB”) and the GDBF, and the Bank is subject to capital adequacy requirements imposed by the FDIC and the GDBF.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules defined a new capital measure called “Common Equity Tier 1” (“CET1”), established that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, defined Common Equity Tier 1, established a capital conservation buffer and expanded the scope of the adjustments as compared with existing regulations. The capital conservation buffer is being increased by 0.625% per year until reaching 2.50% by 2019. The capital conservation buffer is being phased in from 0.0% for 2015 to, 0.625% for 2016, 1.25% for 2017, 1.875% for 2018, and 2.50% for 2019. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

The regulatory capital standards are defined by the following key measurements:

a) The “Tier 1 Leverage Ratio” is defined as Tier 1 capital to average assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a Tier 1 leverage ratio greater than or equal to 4.00%. For a bank to be considered “well capitalized,” it must maintain a Tier 1 leverage ratio greater than or equal to 5.00%.

b) The “CET1 Ratio” is defined as Common equity tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a CET1 ratio greater than or equal to 4.50% (5.75% including the 1.25% capital conservation buffer for 2017; 5.125% including the 0.625% capital conservation buffer for 2016). For a bank to be considered “well capitalized,” it must maintain a CET1 ratio greater than or equal to 6.50%.

c) The “Tier 1 Capital Ratio” is defined as Tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a Tier 1 capital ratio greater than or equal to 6.00% (7.25% including the 1.25% capital conservation buffer for 2017; 6.625% including the 0.625% capital conservation buffer for 2016). For a bank to be considered “well capitalized,” it must maintain a Tier 1 capital ratio greater than or equal to 8.00%.

d) The “Total Capital Ratio” is defined as total capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a total capital ratio greater than or equal to 8.00% (9.25% including the 1.25% capital conservation buffer for 2017; 8.625% including the 0.625% capital conservation buffer for 2016). For a bank to be considered “well capitalized,” it must maintain a total capital ratio greater than or equal to 10.00%.

As of March 31, 2017, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios for the Company and the Bank at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.92%	8.68%
Ameris Bank	10.79%	9.27
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.40	8.32
Ameris Bank	12.87	10.35
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	11.84	9.69
Ameris Bank	12.87	10.35
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	13.59	10.11
Ameris Bank	13.31	10.77

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2017 and December 31, 2016, the net carrying value of the Company’s other borrowings was $525.7 million and $492.3 million, respectively. On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. These subordinated notes are included in other borrowings at March 31, 2017 at a net carrying value of $73.8 million. See Note 9 for additional details on the subordinated notes.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Investment securities available for sale to total deposits	14.72%	14.76%	15.80%	16.29%	16.00%
Loans (net of unearned income) to total deposits	94.31%	94.42%	91.32%	89.26%	84.98%
Interest-earning assets to total assets	91.98%	91.32%	91.25%	90.62%	89.98%
Interest-bearing deposits to total deposits	70.67%	71.78%	70.54%	70.00%	70.77%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2017 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At March 31, 2017, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was a liability of approximately $806,000 and $978,000 at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, the Company had fair value hedges with a combined notional amount of $20.0 million for the purpose of hedging the change in fair value of certain fixed rate loans. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $258,000 and a liability of approximately $49,000 at March 31, 2017. At December 31, 2016, the Company had fair value hedges with a combined notional amount of $20.2 million. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $229,000 and a liability of approximately $96,000 at December 31, 2016.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $4.7 million and $4.3 million at March 31, 2017 and December 31, 2016, respectively, and a liability of $572,000 and $0 at March 31, 2017 and December 31, 2016, respectively.

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

During the quarter ended March 31, 2017, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended March 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	-	$-	-	$-
February 1, 2017 through February 28, 2017	-	$-	-	$-
March 1, 2017 through March 31, 2017	17,902	$47.90	-	$-
Total	17,902	$47.90	-	$-

(1)	The shares purchased from January 1, 2017 through March 31, 2017 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

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

Dated: May 10, 2017	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Amended and Restated Bylaws of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2005).

4.1	Registration Rights Agreement dated as of January 18, 2017 by and between Ameris Bancorp and William J. Villari (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 23, 2017).

4.2	Subordinated Debt Indenture, dated as of March 13, 2017, by and between Ameris Bancorp and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.3	First Supplemental Indenture, dated as of March 13, 2017, by and between Ameris Bancorp and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.4	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due 2027 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

10.1	Shareholders Agreement dated as of January 18, 2017 by and among US Premium Finance Holding Company, Ameris Bancorp and the Other Shareholders of US Premium Finance Holding Company Named Therein (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 23, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended March 31, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

